Form 10-Q
period 2010-06-30
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2010-09-24
CIK 1476204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-164313

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-0658752
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11501 Northlake Drive Cincinnati, Ohio	45249
(Address of Principal Executive Offices)	(Zip Code)

(513) 554-1110

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 15, 2010, there were 20,000 outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

FORM 10-Q

June 30, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Phillips Edison – ARC Shopping Center REIT Inc. (“Phillips Edison – ARC Shopping Center REIT,” “we,” “the Company”, “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements:

•

We have no operating history and our total assets consist, as of August 31, 2010, of $5,000 cash and $2,170,550 of deferred offering costs. Because we have not identified any real estate properties to acquire or real estate-related assets to acquire or originate with proceeds from our initial public offering, our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

•

All of our executive officers and some of our directors and other key real estate professionals are also officers, directors, managers, key professionals or holders of a direct or indirect controlling interest in our advisor, sub-advisor, dealer manager or other sponsor-affiliated entities. As a result, our executive officers, some of our directors, some of our key real estate professionals, our advisor and sub-advisor and their respective affiliates will face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other programs and investors advised by our sponsors and their respective affiliates and conflicts in allocating time among us and these other programs and investors. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

•

We are dependent on our sub-advisor, acting on behalf of our advisor, to select investments and conduct our operations. Neither our advisor nor our sub-advisor has any operating history or any experience operating a public company. This inexperience makes our future performance difficult to predict.

•

Our organizational documents permit us to pay distributions from any source without limit, including offering proceeds. Until the proceeds from our initial public offering are fully invested and from time to time during our operational stage, we expect to use proceeds from financings to fund distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from advances from our sponsors or from any deferral or waiver of fees by our advisor or sub-advisor. To the extent distributions exceed our net income or net capital gain, a greater proportion of stockholder distributions will generally represent a return of capital as opposed to current income or gain, as applicable.

•

We will pay substantial fees to and expenses of our sponsors, our advisor, our sub-advisor and their respective affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment.

•

If we raise substantially less than the maximum offering, we may not be able to invest in a diverse portfolio of real estate properties and real estate-related assets and the value of our shares may vary more widely with the performance of specific assets.

Additional risk factors that should be considered in connection with all forward-looking statements are identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-164313) filed with the SEC, as the same may be amended and supplemented from time to time.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The information furnished in the accompanying condensed consolidated balance sheets reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned condensed consolidated financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated notes to Phillips Edison – ARC Shopping Center REIT’s condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. As of June 30, 2010, the Company’s operations had not yet commenced, and therefore a statement of operations, statement of cash flows and a statement of equity are not included in this filing. On August 12, 2010, Phillips Edison – ARC Shopping Center REIT’s Registration Statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933, and on September 17, 2010, the Company broke escrow.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$5,000	$200,000
Deferred offering costs	1,757,421	942,618

Total assets	$1,762,421	$1,142,618

LIABILITIES AND EQUITY
Liabilities and accrued expenses	$1,562,421	$942,618
Commitments and Contingencies (Note 6)	—	—
Stockholder’s equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800

Total stockholder’s equity	$200,000	$200,000

Total liabilities and stockholder’s equity	$1,762,421	$1,142,618

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

1. ORGANIZATION

Phillips Edison – ARC Shopping Center REIT Inc. (the “Company”) was formed as a Maryland corporation on October 13, 2009 and intends to qualify as a real estate investment trust (“REIT”). Substantially all of the Company’s business is expected to be conducted through Phillips Edison – ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. The Company is the sole limited partner of the Operating Partnership, and the Company’s wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership. As the Company accepts subscriptions for shares in its continuous public offering, it will transfer all of the net proceeds of the offering to the Operating Partnership as a capital contribution in exchange for units of limited partnership interest; however, the Company is deemed to have made capital contributions in the amount of the gross offering proceeds received from investors.

The Company intends to offer to the public pursuant to a registration statement $1,785,000,000 in shares of common stock. The offer will be for $1,500,000,000 in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285,000,000 in shares offered to stockholders pursuant to a dividend reinvestment plan at a price of $9.50 per share (the “Offering”). The Company has the right to reallocate the shares of common stock offered between the primary offering and the dividend reinvestment plan.

The Company’s advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a newly organized limited liability company that was formed in the State of Delaware on December 28, 2009 that is indirectly wholly owned by American Realty Capital II, LLC (“AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and the Company, the Advisor will ultimately be responsible for the management of the day-to-day activities of the Company and the implementation of its investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of the Company’s day-to-day operations and the Company’s portfolio of real estate assets, to Phillips Edison & Company NTR LLC (formerly known as Phillips Edison & Company SubAdvisor LLC) (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, American Realty Capital II Advisors, LLC retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

The Company will invest primarily in necessity-based neighborhood and community shopping centers throughout the United States with a focus on well-located grocery-anchored shopping centers that are well occupied at the time of purchase and typically cost less than $20.0 million per property. In addition, the Company may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that it determines are in the best interests of its stockholders. The Company expects that retail properties primarily would underlie or secure the real estate-related loans and securities in which it may invest.

As of June 30, 2010 (unaudited) and December 31, 2009, the Company and the Operating Partnership have neither purchased nor contracted to purchase any assets, nor has the Advisor identified any assets in which there is a reasonable probability the Company and the Operating Partnership will invest.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying condensed consolidated balance sheets of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Included in the consolidated balance sheets are the accounts of Phillips Edison – ARC Shopping Center REIT Inc. and the Operating Partnership (over which the Company exercises financial and operating control). The balance sheets of the Operating Partnership are prepared using accounting policies consistent with the Company. All significant intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates – The preparation of the consolidated balance sheets in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of the Company’s cash balances.

Organizational and Offering Costs – As of June 30, 2010, the Advisor has paid $75,000 in organization and offering expenses and the Sub-advisor has paid or is responsible for the remaining organization and offering expenses. The Sub-advisor will pay future organization and offering expenses on the Company’s behalf (excluding underwriting compensation) and is obligated to reimburse the Advisor and its affiliates for such organization and offering expenses they incur (including reimbursements for third-party due diligence fees included in detailed and itemized invoices). The Company will reimburse on a monthly basis these costs (and the Company may pay some of them directly) but only to the extent that the reimbursement or payment would not exceed 1.5% of gross offering proceeds over the life of the offering. These offering expenses include all expenses (other than selling commissions and the dealer manager fee) incurred by or on behalf of the Company in connection with or in preparing the Company for registration of and subsequently offering and distributing its shares of common stock to the public, which may include expenses for printing, engraving and mailing; compensation of employees while engaged in sales activity; charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts; and expenses of qualification of the sale of the securities under federal and state laws, including taxes and fees, accountants’ and attorneys’ fees and expenses. Costs associated with the offering are deferred and charged against the gross proceeds of the Offering upon closing. Under the terms of the advisory agreement, only upon the sale of at least $2.5 million of shares of common stock to the public, will the Company will be obligated to reimburse the Advisor or Sub-advisor or their respective affiliates for organization and offering costs. Future organizational costs will be expensed as incurred by the Company or by the Advisor, Sub-advisor or their respective affiliates on behalf of the Company.

Investment Property and Lease Intangibles – Real estate assets acquired directly by the Company will be stated at cost less accumulated depreciation. Depreciation will be computed using the straight-line method. The estimated useful lives for computing depreciation will generally be 5-7 years for furniture, fixtures and equipment, 15 years for land improvements and 30 years for buildings and building improvements. Tenant improvements will be amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful life of the assets will be capitalized and maintenance and repair costs will be expensed as incurred.

Real estate assets will be reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Acquisitions of properties will be accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in the Company’s results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by independent appraisers will be used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on bargain purchase. Initial valuations will be subject to change until such information is finalized, no later than 12 months from the acquisition date.

The estimated fair value of acquired in-place leases will be the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Acquired in-place leases as of the date of acquisition will be amortized over the remaining lease terms.

Acquired above- and below-market lease values will be recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the fair value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values will be amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of above-and-below market lease value will be charged to rental revenue.

Acquired above- and below-market ground lease values will be recorded based on the difference between the present values of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of the fair value of land under the ground leases. The capitalized above- and below-market lease values will be amortized as adjustments to ground lease expense over the lease term.

Management will estimate the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable will be initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance will be amortized over the life of the mortgage note payable as an adjustment to interest expense.

Revenue Recognition – The Company will commence revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease will begin when the lessee takes possession of or controls the physical use of the leased asset. Generally, this will occur on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.

If the Company concludes that it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset will be the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, the Company will begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. The Company will consider a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.

The Company will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and is included as a component of accounts and rents receivable. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decreases in the later years of a lease. The Company’s policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. The Company periodically will review the collectability of outstanding receivables. Allowances will be taken for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenses are incurred. The Company will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Actual results may differ from the estimated reimbursement.

The Company will recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, the Company will provide for losses related to unrecovered intangibles and other assets.

Income Taxes – The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ending December 31, 2010, although such election may be postponed to the taxable year ending December 31, 2011. The Company’s qualification and taxation as a REIT depends on its ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If the Company fails to qualify as a REIT for any reason in a taxable year, it will be subject to tax on its taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company would also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

Repurchase of Common Stock – The Company will offer a share repurchase program, which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 3). The Company will account for those financial instruments that represent a mandatory obligation of the Company to repurchase shares as liabilities to be reported at settlement value.

Recent Accounting Pronouncements – In June 2009, the FASB issued a new accounting standard which will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This standard was effective for the Company as of January 1, 2010. The Company’s adoption of this new guidance did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued a new accounting standard that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This standard was effective for the Company as of January 1, 2010. The Company’s adoption of this new guidance did not have a material impact on its consolidated financial statements.

3. STOCKHOLDER’S EQUITY

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

General – The Company has the authority to issue a total of 1,000,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2010 (unaudited) and December 31, 2009, the Company has issued 20,000 shares of common stock to the Sub-advisor, in exchange for $200,000 in cash at a price of $10.00 per share. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Phillips Edison – ARC Shopping Center REIT Inc.’s charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan – The Company has adopted a dividend reinvestment plan that will allow stockholders to have dividends and other distributions invested in additional shares of its common stock at an initial price equal to $9.50 per share. Stockholders who elect to participate in the dividend reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company’s common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.

Share Repurchase Program – The Company’s share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased.

Only those stockholders who purchased their shares from the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions may be able to participate in the share redemption program. In other words, once the Company’s shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share redemption program.

The discount will vary based upon the length of time that the shares of the Company’s common stock subject to repurchase have been held. Unless the shares are being repurchased in connection with a stockholder’s death, “determination of incompetence” or “qualifying disability,” the prices at which the Company will repurchase shares are as follows:

•	the lower of $9.25 and 92.5% of the price paid to acquire the shares for stockholders who have held their shares for at least one year;

•	the lower of $9.50 and 95.0% of the price paid to acquire the shares for stockholders who have held their shares for at least two years;

•	the lower of $9.75 and 97.5% of the price paid to acquire the shares for stockholders who have held their shares for at least three years; and

•	the lower of $10.00 and 100% of the price paid to acquire the shares for stockholders who have held their shares for at least four years.

The cash available for redemption on any particular date will generally be limited to the proceeds from the distribution reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period; however, subject to the limitations described above, the Company may use other sources of cash at the discretion of the board of directors.

Notwithstanding the above, once the Company establishes an estimated fair value per share of its common stock that is not based on the price to acquire a share in the primary offering or a follow-on public or private offering, the repurchase price per share for all stockholders would be equal to the estimated fair value per share, as determined by the Advisor or another firm chosen for that purpose.

Repurchases of shares of common stock will be made monthly upon written notice received by the Company at least five days prior to the end of the applicable month. Stockholders may withdraw their repurchase request at any time up to five

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

business days prior to the repurchase date.

The board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice.

2010 Independent Director Stock Plan – The Company has adopted a long-term incentive plan that it will use to attract and retain qualified directors. The Company’s 2010 Independent Director Stock Plan (the “Independent Director Plan”) offers these individuals an opportunity to participate in the Company’s growth through awards of shares of restricted common stock subject to time-based vesting. The Company expects its conflicts committee to grant its independent directors an annual award of 2,500 shares of restricted stock.

The Company’s conflicts committee administers the Independent Director Plan, with sole authority to determine all of the terms and conditions of the awards. No awards will be granted under the Independent Director Plan if the grant or vesting of the awards would jeopardize the Company’s status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under the Company’s charter. Unless otherwise determined by the Company’s board of directors, no award granted under the Independent Director Plan will be transferable except through the laws of descent and distribution.

The Company has authorized and reserved 200,000 shares for issuance under the Independent Director Plan. In the event of a transaction between the Company and its stockholders that causes the per share value of its common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the Independent Director Plan will be adjusted proportionately and the Company’s board of directors will make such adjustments to the Independent Director Plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the Independent Director Plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

Unless otherwise provided in an award certificate or any special plan document governing an award, upon the termination of a participant’s service due to death or disability, all time-based vesting restrictions on his or her outstanding shares of restricted stock will lapse as of the date of termination. Unless otherwise provided in an award certificate or any special plan document governing an award, upon the occurrence of a change in control of the Company, all time-based vesting restrictions on outstanding shares of restricted stock will lapse.

The Company’s conflicts committee may in its sole discretion at any time determine that all or a part of a director’s time-based vesting restrictions on all or a portion of a director’s outstanding shares of restricted stock will lapse, as of such date as the committee may, in its sole discretion, declare. The Company’s conflicts committee may discriminate among participants or among awards in exercising such discretion.

The Independent Director Plan will automatically expire on the tenth anniversary of the date on which it is approved by the Company’s board of directors and stockholders, unless extended or earlier terminated by the board of directors. The board of directors may terminate the Independent Director Plan at any time. The expiration or other termination of the Independent Director Plan will not, without the participants’ consent, have an adverse impact on any award that is outstanding at the time the Independent Director Plan expires or is terminated. The board of directors may amend the Independent Director Plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the Independent Director Plan will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the Independent Director Plan.

4. RELATED-PARTY TRANSACTIONS

Advisory Agreement – Pursuant to the second amended and restated Advisory Agreement entered into on April 9,

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

2010, the Advisor is entitled to specified fees for certain services, including managing the Company’s day-to-day activities and implementing the Company’s investment strategy. The Advisor has entered into a sub-advisory agreement with the Sub-advisor, which will manage the Company’s day-to-day affairs and the Company’s portfolio of real estate investments, subject to the board’s supervision and certain major decisions requiring the consent of both the Advisor and Sub-advisor. The expenses to be reimbursed to the Advisor and Sub-advisor will be reimbursed in proportion to the amount of expenses incurred on the Company’s behalf by the Advisor and Sub-advisor, respectively.

Organization and Offering Costs – Under the terms of the Advisory Agreement, the Company will reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on the Company’s behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. As of June 30, 2010, the Company had incurred $1,757,421 of deferred offering costs, none of which shall become an obligation of the Company unless and until the Company raises $2.5 million in the Offering.

Acquisition Fee – The Company will pay the Advisor and the Sub-advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee will be equal to 1.0% of the cost of investments acquired or originated by the Company, including acquisition or origination expenses (excluding acquisition or financing fees paid to the Advisor and Sub-advisor) and any debt attributable to such investments.

Asset Management Fee – The Company will pay the Advisor and the Sub-advisor an asset management fee for the asset management services it provides pursuant to the advisory agreement with the Company. The asset management fee, payable quarterly in advance (based on assets held by the Company during the previous quarter) on January 1, April 1, July 1 and October 1, will be equal to 0.25% of the sum of the cost of all real estate and real estate-related investments the Company owns and of its investments in joint ventures, including acquisition and origination expenses (excluding acquisition fees paid to the Advisor and Sub-advisor) and any debt attributable to such investments.

Financing Fee – The Company will pay the Advisor and the Sub-advisor a financing fee equal to a total of 0.75% of all amounts made available under any loan or line of credit.

Disposition Fee – For substantial assistance by the Advisor, Sub-advisor or any of their respective affiliates in connection with the sale of properties or other investments, the Company will pay the Advisor and the Sub-advisor a total of 2.0% of the contract sales price of each property or other investment sold. The conflicts committee will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to the Company in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. If a third-party broker is involved in the disposition and the Advisor has provided a substantial amount of services in connection with the sale of the assets, the Advisor may not receive more than one-half of the total brokerage commission paid. Moreover, the commission, when added to all other disposition fees paid to unaffiliated parties in connection with the sale, may not exceed a competitive real estate commission nor may it exceed 6.0% of the sales price of the property or other asset. To the extent this disposition fee is paid upon the sale of any assets other than real property, it will count against the limit on “total operating expenses” as set forth in the Company’s charter. However, if the Company sells an asset to an affiliate, the Company’s organizational documents prohibit it from paying the Advisor a disposition fee.

Subordinated Share of Cash Flows – After investors who have not redeemed their shares have received a return of their net capital contributions and a 7.0% per year cumulative, non-compounded return, the Advisor and the Sub-advisor will be entitled to receive a total of 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise. This fee is payable only if the Company is not listed on an exchange.

Subordinated Incentive Fee – Upon the listing of the Company’s common stock on a national securities exchange, the Company will pay to the Advisor and the Sub-advisor a fee equal to a total of 15.0% of the amount by which (i) the

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

market value of the outstanding stock plus distributions paid by the Company prior to listing to investors who have not redeemed their shares exceeds (ii) the sum of the total amount of capital raised from investors who have not redeemed their shares and the amount of cash flow necessary to generate a 7.0% per year cumulative, non-compounded return to those investors.

Property Manager – Some or all of the Company’s real properties are expected to be managed and leased by Phillips Edison & Company Ltd. (“Property Manager”), an affiliated property manager. The Property Manager is wholly owned by the Company’s Phillips Edison sponsor and was organized on September 15, 1999. The Property Manager manages real properties acquired by the Phillips Edison affiliates or other third parties.

The Company will pay to the Property Manager monthly property management fees equal to 4.5% of the monthly gross receipts from the properties managed by the Property Manager. The Company will reimburse the costs and expenses incurred by the Property Manager on its behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of on-site personnel employed by the Property Manager and third-party service providers.

The Property Manager will hire, direct and establish policies for employees who will have direct responsibility for the operations of each real property it manages, which may include, but is not limited, to on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by the Sub-advisor or certain of its affiliates. The Property Manager will also direct the purchase of equipment and supplies and will supervise all maintenance activity.

If the Company engages the Property Manager to provide leasing services with respect to a particular property, the Company will pay a leasing fee in an amount that is usual and customary for comparable services rendered in the geographic market of the property.

If the Company engages the Property Manager to provide construction management services with respect to a particular property, the Company will pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.

Dealer Manager – The Company’s current dealer manager is Realty Capital Securities, LLC (“Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority (FINRA) and was organized on August 29, 2007. The Dealer Manager is indirectly wholly owned by the Company’s AR Capital sponsor and will provide certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered. Excluding shares sold pursuant to the “friends and family” program, the dividend reinvestment program or discounts available for certain categories of purchasers, the Dealer Manager will generally be paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

Share Purchases by Sub-advisor – The Sub-advisor has agreed to purchase on a monthly basis 0.10% of the shares sold in the Company’s initial public offering at a purchase price of $9.00 per share, reflecting no dealer manager fee or selling commissions being paid on such shares. The Sub-advisor may not sell any of these shares while serving as the Sub-advisor.

5. ECONOMIC DEPENDENCY

The Company will be dependent on the Advisor, Sub-advisor and their respective affiliates, and the Property Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, asset acquisition and disposition services, and other general and administrative responsibilities. In the event that the Advisor, Sub-advisor or the Property Manager are unable to provide such services, the Company would be required to find alternative service providers.

6. COMMITMENTS AND CONTINGENCIES

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation threatened against the Company.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events in conjunction with the preparation of its consolidated financial statements. The Company has the following subsequent events to report:

On July 1, 2010, the Company entered into the third amended and restated Advisory Agreement with the Advisor and Sub-advisor. On September 17, 2010, the Company entered into the fourth amended and restated Advisory Agreement with the Advisor and Sub-advisor. Among other things, the amendments provide that (i) the cost of assets on which the asset management fee is calculated will not include fees paid to the Advisor or Sub-advisor or any of their affiliates in connection with the acquisition; (ii) in lieu of the payment of the subordinated termination fee upon termination of the Advisory Agreement, the back-end incentive fees (the subordinated share of cash flows and the subordinated incentive fee) shall be payable after termination of the agreement and only when the investors first realize the stipulated minimum return and shall be reduced based on the length of time that the Advisor served in that capacity; and (iii) the Company has no obligation to reimburse certain organization and offering expenses that are to be paid by the Dealer Manager out of its dealer manager fee.

On August 11, 2010, the Company’s sole stockholder approved the 2010 Long-Term Incentive Plan. The incentive plan is intended to attract and retain officers and advisors and consultants (including key employees thereof) considered essential to the Company’s long-range success by offering these individuals an opportunity to participate in the Company’s growth through awards in the form of, or based on, our common stock. The Company has reserved an aggregate number of 9,000,000 shares for issuance pursuant to awards granted under the incentive plan. The plan will be administered by the conflicts committee.

On August 12, 2010, the Company commenced its offering and on September 17, 2010, the Company broke escrow. Through September 17, 2010, the Company has raised $3,281,500 in gross offering proceeds and issued 364,611 shares of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a newly organized Maryland corporation that will invest primarily in necessity-based neighborhood and community shopping centers throughout the United States with a focus on well-located grocery-anchored shopping centers that are well occupied at the time of purchase and typically cost less than $20.0 million. We define “well-located” as retail properties situated in more densely populated locations with higher barriers to entry, which limits additional competition. We define “well occupied” as retail properties with typically 80.0% or greater occupancy at the time of purchase. We plan to diversify our portfolio by investment size and investment risk with the goal of attaining a portfolio of income producing real estate and real estate-related assets that provide stable returns to our investors. Assuming we sell the maximum offering amount, we intend to allocate approximately 90.0% of our portfolio to these types of retail investments and approximately 10.0% of our portfolio to other real estate properties and real estate-related assets such as mortgages, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5.0% of the proceeds of our initial public offering, assuming we sell the maximum offering amount. If we raise substantially less than our maximum offering and we acquire a real estate-related asset early in our offering stage, our investments in real estate-related loans and securities could constitute a greater percentage of our portfolio, although we do not expect those assets to represent a substantial portion of our assets at any one time. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. As of September 17, 2010, we have raised $3.3 million in our ongoing initial public offering; however, we have not otherwise commenced operations, have not acquired any real estate or real estate-related assets and have not identified any properties or other investments in which there is a reasonable probability that we will invest.

American Realty Capital II Advisors, LLC (“AR Capital Advisor”), an affiliate of our AR Capital sponsor, is our advisor. As our advisor, AR Capital Advisor will be responsible for coordinating the management of our day-to-day operations and for identifying and making investments in real estate properties on our behalf, subject to the supervision of our board of directors. Subject to the terms of the advisory agreement between AR Capital Advisor and us, AR Capital Advisor has delegated most duties pursuant to the terms of the sub-advisory agreement between AR Capital Advisor and Phillips Edison NTR LLC (“Phillips Edison Sub-Advisor”), including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison Sub-Advisor, which is indirectly wholly owned by Phillips Edison Limited Partnership, and which we generally refer to as the “sub-advisor.” Notwithstanding such delegation to the sub-advisor, AR Capital Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We expect that a substantial majority of our real properties will be managed and leased by Phillips Edison Property Manager, an Ohio limited liability company wholly owned by our Phillips Edison sponsor. The property manager may also engage third parties for certain management or leasing services. Services to tenants that would threaten the qualification of the rents from such property as rents from real property will be provided by a Taxable REIT Subsidiary (“TRS”) or an independent contractor from whom we would receive no income.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our initial public offering to conduct our proposed operations. We will obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of August 31, 2010, our total assets consist of $5,000 cash and $2,175,550 of deferred offering costs. As of September 17, 2010, we have raised $3.3 million in our initial public offering. As of the date of this report, we have not made any investments in real estate or otherwise.

We will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

We currently have no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

expect our debt financing to be approximately 50.0% of the value of our real estate investments (calculated after the close of our initial public offering) plus the value of our other assets, but may be as high as 65.0%. Our charter does not limit us from incurring debt until our borrowings would exceed 75.0% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, though we may exceed this limit under certain circumstances. During the early stages of our initial public offering, we may be more likely to approve debt in excess of this limit. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our initial public offering, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee. During our initial public offering, we will also make payments to our advisor and our sub-advisor for reimbursement of certain other organization and offering expenses. However, we will not reimburse our advisor or our sub-advisor for other organization and offering expenses to the extent that our total payments for other organization and offering expenses would exceed 1.5% of our gross offering proceeds as of the end of the primary offering. During our acquisition and development stage, we expect to make payments to our advisor and sub-advisor in connection with the selection and origination or purchase of investments and the management of our assets and to reimburse certain costs incurred by our advisor or our sub-advisor in providing services to us. The advisory agreement has a one-year term expiring on June 30, 2011, but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of AR Capital Advisor and our conflicts committee.

To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90.0% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). We expect that our board of directors will authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Once we commence paying distributions, we expect to pay distributions monthly and continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Internal Revenue Code. We have not established a minimum distribution level.

Results of Operations

We were incorporated in the State of Maryland on October 13, 2009 and, as of September 17, 2010, we have not commenced operations (other than raising $3.3 million in our ongoing initial public offering). We expect to use substantially all of the net proceeds from our initial public offering to invest primarily in necessity-based neighborhood and community shopping centers throughout the United States with a focus on well-located grocery-anchored shopping centers that are well occupied at the time of purchase and typically cost less than $20.0 million. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that our board of directors determines are in the best interests of our stockholders. We may also invest in entities that make similar investments. If we raise substantially less in the offering than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets

Depreciation and Amortization. Investments in real estate will be carried at cost and depreciated using the straight-line method over the estimated useful lives. Acquisitions costs will be expensed as incurred. Repair and maintenance costs

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We will consider the period of future benefit of an asset to determine its appropriate useful life. Costs directly associated with the development of land and those incurred during construction will be capitalized as part of the investment basis. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	30 years
Building improvements	30 years
Land improvements	15 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures and equipment	5 – 7 years

Real Estate Acquisition Accounting. In accordance with Statement of ASC 805, Business Combinations (“ASC 805”), we will record real estate, consisting of land, buildings and improvements, at fair value. We will allocate the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities based on their estimated acquisition-date fair values. In addition, ASC 805 requires that acquisition costs be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

We will assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

We will record above-market and below-market in-place lease values for acquired properties based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease.

We will estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.

We will amortize the value of in-place leases to depreciation and amortization expense over the remaining average non-cancelable term of the respective leases.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require us to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets. We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets as defined by ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Estimated fair values are calculated based on the following information, in order of preference, depending upon availability –(i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and could result in the misstatement of the carrying value of our real estate assets and related intangible assets and net income (loss).

Revenue Recognition

We will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and we will include amounts expected to be received in later years in deferred rents. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Actual results may differ from the estimated reimbursement.

We will make estimates of the collectability of our tenant receivables related to base rents, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

We will recognize gains on sales of real estate pursuant to the provisions of ASC 605-976, Accounting for Sales of Real Estate (“ASC 605-976”). The specific timing of a sale will be measured against various criteria in ASC 605-976 related to the terms of the transaction and any continuing involvement associated with the property.

Distribution Policy

We expect to authorize distributions based on daily record dates that will be paid on a monthly basis beginning the first calendar month after the calendar month in which we make our first real estate investment. Once we commence paying distributions, we expect to pay distributions monthly and continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Internal Revenue Code.

We expect to have little, if any, funds from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third-party borrowings to fund our distributions. We may also fund such distributions from advances from our sponsors or from any deferral or waiver of fees by our advisor or sub-advisor.

Our distribution policy is not to use the proceeds of our initial public offering to pay distributions. However, our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit, including proceeds from our initial public offering or the proceeds from the issuance of securities in the future.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90.0% of our REIT taxable income, which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”). If we meet the REIT qualification requirements, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year.

We have not established a minimum distribution level, and our charter does not require that we make distributions to

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

our stockholders.

Funds From Operations

Funds from operations, or FFO, is a non-GAAP performance measure widely used by the investment community to help assess a REIT’s operating performance. FFO does not represent net income as defined by GAAP, but rather it is a measure promulgated by the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group. We define FFO, consistent with NAREIT’s definition, as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

The use of FFO, when combined with GAAP financial measures, may be beneficial in assessing the operating performance of a REIT because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate depreciation and amortization, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful-life estimates, FFO can facilitate more meaningful comparisons of (i) the operating performance of a company’s real estate between periods and (ii) different real estate companies.

Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition expenses and acquisition fees, which we intend to fund from the proceeds of our initial public offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income. As a result, we intend to consider a modified FFO, or MFFO, when assessing our operating performance. We intend to explain all modifications to FFO and to reconcile MFFO to FFO and FFO to GAAP net income when presenting MFFO information.

Not all REITs modify or adjust FFO, and those that do modify FFO do not do so in the same way. Moreover, not all REITs calculate FFO in the same way; therefore comparisons of MFFO and FFO with other REITs may not be meaningful. Further, FFO and MFFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, not as an indication of funds available to fund our cash needs, including our ability to make distributions. FFO and MFFO should be reviewed only supplementally in connection with other GAAP measurements. As operations had not commenced as of June 30, 2010, there is no FFO or MFFO to provide in this report.

U.S. Federal Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with our taxable year ending December 31, 2010, although such election may be postponed to our taxable year ending December 31, 2011. We expect to have little or no taxable income prior to electing REIT status. In order to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular U.S. federal corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Omitted as permitted under rules applicable to smaller reporting companies.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Omitted as permitted under rules applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $285.0 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

c)	During the quarter ended June 30, 2010, we did not repurchase any of our securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

1.1	Second Amended and Restated Exclusive Dealer Manager Agreement by and between the Company and Realty Capital Securities, LLC dated September 17, 2010 (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

3.1	Third Articles of Amendment and Restatement (incorporated by reference to the Company’s Current Report on Form 8-K filed September 21, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix C to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.4	Share Repurchase Program (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.5	Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated July 28, 2010 (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.6	First Amendment to Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated September 17, 2010.

10.1	Fourth Amended and Restated Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated September 17, 2010 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

10.2	Master Property Management, Leasing and Construction Management Agreement by and between the Company and Phillips Edison & Company Ltd. dated July 27, 2010 (incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 28, 2010)

10.3	Amended and Restated 2010 Independent Director Stock Plan (incorporated by reference to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

PART II. OTHER INFORMATION (CONTINUED)

10.4	Second Amended and Restated Sub-Advisory Agreement by and between American Realty Capital II Advisors, LLC and Phillips Edison NTR LLC dated September 17, 2010 (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

10.5	2010 Long-Term Incentive Plan (incorporated by reference to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: September 24, 2010	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Date: September 24, 2010	By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer