Form 10-Q
period 2010-09-30
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2010-11-12
CIK 1476204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were 488,758 outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

FORM 10-Q

September 30, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Phillips Edison – ARC Shopping Center REIT Inc. (“Phillips Edison – ARC Shopping Center REIT,” “we,” “the Company,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements:

•

We have no operating history and our total assets as of September 30, 2010, consist mostly of $3.8 million of cash and $2.9 million of deferred offering costs. Our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

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

The information furnished in the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned condensed consolidated financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated notes to Phillips Edison – ARC Shopping Center REIT’s condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. On August 12, 2010, Phillips Edison – ARC Shopping Center REIT’s Registration Statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933, and on September 17, 2010, the Company broke escrow. Prior to August 12, 2010, the Company’s operations had not yet commenced. Phillips Edison – ARC Shopping Center REIT’s results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the operating results expected for the full year.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$3,797	$200
Prepaid expenses and other	161	—
Deferred offering costs	—	943

Total assets	$3,958	$1,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities and accrued expenses	$2,989	$943
Commitments and Contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized; 441,611 and 20,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	4	—
Additional paid-in capital	1,045	200
Accumulated deficit	(80)	—

Total stockholders’ equity	$969	$200

Total liabilities and stockholders’ equity	$3,958	$1,143

See accompanying notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenues:	$—	$—

Expenses:
General and administrative	80	80

Net loss	$(80)	$(80)

Per share information – basic and diluted:
Net loss attributable to common stockholders of Phillips Edison – ARC Shopping Center REIT Inc.	$(1.05)	$(2.06)

Weighted-average common shares outstanding – basic and diluted	76,104	38,907

See accompanying notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2009	20	$—	$200	$—	$200
Issuance of common stock	4,396	4	3,790	—	3,794
Offering costs	—	—	(2,945)	—	(2,945)
Net loss	—	—	—	(80)	(80)

Balance, September 30, 2010	4,416	$4	$1,045	$(80)	$969

See accompanying notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands, except per share amounts)

Nine Months Ended September 30, 2010
Cash Flows from Operating Activities:
Net loss	$(80)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses and other	(161)
Increase in liabilities and accrued expenses	44

Net cash used in operating activities	(197)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,794

Net cash provided by financing activities	3,794

Net increase in cash and cash equivalents	$3,597
Cash and cash equivalents, beginning of period	200

Cash and cash equivalents, end of period	$3,797

Supplemental disclosure of non-cash financing activities:
Accrued offering costs payable to Sub-advisor	$2,002

Reclassification of deferred offering costs to Additional Paid in Capital	$(2,945)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The Company has offered to the public pursuant to a registration statement $1,785,000,000 in shares of common stock. The offer is for $1,500,000,000 in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285,000,000 in shares offered to stockholders pursuant to a dividend reinvestment plan at a price of $9.50 per share (the “Offering”). The Company has the right to reallocate the shares of common stock offered between the primary offering and the dividend reinvestment plan.

On August 12, 2010, the Company’s Registration Statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933, and on September 17, 2010, the Company broke escrow. Prior to August 12, 2010, the Company’s operations had not yet commenced. As of September 30, 2010, 441,611 shares of the common stock had been issued.

The Company’s advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a newly organized limited liability company that was formed in the State of Delaware on December 28, 2009 that is indirectly wholly owned by American Realty Capital II, LLC (“AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and the Company, the Advisor will ultimately be responsible for the management of the day-to-day activities of the Company and the implementation of its investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of the Company’s day-to-day operations and the Company’s portfolio of real estate assets, to Phillips Edison & Company NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, American Realty Capital II Advisors, LLC retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

The Company intends to invest primarily in necessity-based neighborhood and community shopping centers throughout the United States with a focus on well-located grocery-anchored shopping centers that are well occupied at the time of purchase and typically cost less than $20.0 million per property. In addition, the Company may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that it determines are in the best interests of its stockholders. The Company expects that retail properties primarily would underlie or secure the real estate-related loans and securities in which it may invest.

As of September 30, 2010, the Company and the Operating Partnership have neither purchased nor contracted to purchase any assets. See “Subsequent Events” below for a discussion of the Operating Partnership’s entry into a contract to acquire a property after September 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. The consolidated financial statements of the Company include the accounts of Phillips Edison – ARC Shopping Center REIT Inc. and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. The balance in the cash and money market accounts exceeds the FDIC deposit insurance coverage limit of $250,000. There are no restrictions on the use of the Company’s cash balances.

Organizational and Offering Costs – As of September 30, 2010, the Advisor has paid $75,000 in organization and offering expenses and the Sub-advisor has paid or is responsible for the remaining organization and offering expenses. The Sub-advisor will pay future organization and offering expenses on the Company’s behalf (excluding underwriting compensation) and is obligated to reimburse the Advisor and its affiliates for such organization and offering expenses they incur (including reimbursements for third-party due diligence fees included in detailed and itemized invoices). The Company will reimburse on a monthly basis these costs (and the Company may pay some of them directly) but only to the extent that the reimbursement or payment would not exceed 1.5% of gross offering proceeds over the life of the offering. These offering expenses include all expenses (other than selling commissions and the dealer manager fee) incurred by or on behalf of the Company in connection with or in preparing the Company for registration of and subsequently offering and distributing its shares of common stock to the public, which may include expenses for printing, engraving and mailing; compensation of employees while engaged in sales activity; charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts; and expenses of qualification of the sale of the securities under federal and state laws, including taxes and fees, accountants’ and attorneys’ fees and expenses. Costs associated with the offering are deferred and charged against the gross proceeds of the Offering upon closing. Organizational costs will be expensed as incurred by the Company or by the Advisor, Sub-advisor or their respective affiliates on behalf of the Company. As of September 30, 2010, the Company has reimbursed the Sub-advisor $270,000 for deferred organization and offering expenses.

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

September 30, 2010

(unaudited)

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

September 30, 2010

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

Repurchase of Common Stock – The Company has adopted a share repurchase program, which may allow certain stockholders to have their shares repurchased subject to certain limitations and restrictions (see Note 3). The Company will account for those financial instruments that represent a mandatory obligation of the Company to repurchase shares as liabilities to be reported at settlement value.

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

In January 2010, the FASB issued a new accounting standard that will require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. This standard was effective for the Company as of

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

January 1, 2010. The Company’s adoption of this new guidance did not have a material impact on its consolidated financial statements.

3. STOCKHOLDERS’ EQUITY

General – The Company has the authority to issue a total of 1,000,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2010, and December 31, 2009, the Company has issued 441,611 and 20,000 shares of common stock, respectively. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. The Company’s charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan – The Company has adopted a dividend reinvestment plan that will allow stockholders to have dividends and other distributions invested in additional shares of its common stock at an initial price equal to $9.50 per share. Stockholders who elect to participate in the dividend reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company’s common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock.

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

The repurchase price varies based upon the length of time that the shares of the Company’s common stock subject to repurchase have been held. Unless the shares are being repurchased in connection with a stockholder’s death, “determination of incompetence” or “qualifying disability,” the prices at which the Company will repurchase shares are as follows:

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

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Repurchases of shares of common stock will be made monthly upon written notice received by the Company at least five days prior to the end of the applicable month. Stockholders may withdraw their repurchase request at any time up to five business days prior to the repurchase date.

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

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

4. RELATED-PARTY TRANSACTIONS

Advisory Agreement – Pursuant to the fourth amended and restated Advisory Agreement entered into on September 17, 2010, the Advisor is entitled to specified fees for certain services, including managing the Company’s day-to-day activities and implementing the Company’s investment strategy. The Advisor has entered into a sub-advisory agreement with the Sub-advisor, which will manage the Company’s day-to-day affairs and the Company’s portfolio of real estate investments, subject to the board’s supervision and certain major decisions requiring the consent of both the Advisor and Sub-advisor. The expenses to be reimbursed to the Advisor and Sub-advisor will be reimbursed in proportion to the amount of expenses incurred on the Company’s behalf by the Advisor and Sub-advisor, respectively.

Organization and Offering Costs – Under the terms of the Advisory Agreement, the Company will reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on the Company’s behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. The Company anticipates that these costs will not exceed the limitation upon completion of the offering. As of September 30, 2010, the Company has incurred $3.2 million of costs.

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

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Subordinated Incentive Fee – Upon the listing of the Company’s common stock on a national securities exchange, the Company will pay to the Advisor and the Sub-advisor a fee equal to a total of 15.0% of the amount by which (i) the market value of the outstanding stock plus distributions paid by the Company prior to listing to investors who have not redeemed their shares exceeds (ii) the sum of the total amount of capital raised from investors who have not redeemed their shares and the amount of cash flow necessary to generate a 7.0% per year cumulative, non-compounded return to those investors.

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

There have been no fees paid to the Property Manager for the three month or nine month periods ended September 30, 2010.

Dealer Manager – The Company’s current dealer manager is Realty Capital Securities, LLC (“Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority (FINRA) and was organized on August 29, 2007. The Dealer Manager is indirectly wholly owned by the Company’s AR Capital sponsor and will provide certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered. Excluding shares sold pursuant to the “friends and family” program, the dividend reinvestment program or discounts available for certain categories of purchasers, the Dealer Manager will generally be paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering. There have been no fees paid to the Dealer Manager for the three month or nine month periods ended September 30, 2010, as the shares sold during these periods were part of the “Friends and Family” program for which no commissions were paid.

Share Purchases by Sub-advisor – The Sub-advisor has agreed to purchase on a monthly basis sufficient shares in the Company’s initial public offering such that the total shares owned by the Sub-advisor is at least equal to 0.1% of the shares of the common stock outstanding at the end of the preceding month. The Sub-advisor may not sell any of these shares while serving as the Sub-advisor. As of September 30, 2010, the Sub-advisor has purchased 20,000 shares of the Company’s stock.

5. ECONOMIC DEPENDENCY

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

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

6. COMMITMENTS AND CONTINGENCIES

As of September 30, 2010 and December 31, 2009, respectively, the Sub-advisor has incurred unreimbursed organization and offering, as well as operating expenses of $2.7 million ($2.5 million is for organization and offering expenses and $0.2 million is for operating expenses) and $0.9 million (all of which represents organization and offering expenses), respectively. Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Sub-advisor for the organization and offering costs equal to the lesser of actual costs incurred or 1.5% of total gross offering proceeds over the life of the offering and the operating expenses as incurred. See Note 4 to the accompanying condensed consolidated financial statements for further discussion of the terms of the Advisory Agreement.

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation threatened against the Company.

7. SUBSEQUENT EVENTS

We have evaluated subsequent events in conjunction with the preparation of its condensed consolidated financial statements. We have the following subsequent events to report:

On October 8, 2010, our board of directors declared distributions to the stockholders of record at the close of business each day in the period commencing December 1, 2010 through and including December 31, 2010. The declared distributions will equal an amount of $0.00178082 per share of common stock, par value $0.01 per share. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes. Distributions will be paid in cash or shares from our dividend reinvestment program on January 5, 2011. Distributions will likely be funded from operations as well as debt proceeds, as our policy is not to fund distributions with proceeds from its initial public offering.

On October 12, 2010, we announced that we had entered into an agreement to acquire a shopping center located in Parma, Ohio (the “Property”). On August 26, 2010, an affiliate of our sub-advisor, Phillips Edison Group LLC (the “Affiliate”), entered into a purchase agreement with EIG Snow View Plaza, LLC, an Indiana limited liability company, to purchase the Property. On October 11, 2010, the Affiliate assigned this purchase agreement to our indirect, wholly owned subsidiary for $0.3 million, which is the amount of the deposit made by the Affiliate under the purchase agreement. The seller of the Property is not affiliated with the us or the Affiliate. The contract purchase price for the Property is $12.3 million, excluding closing costs. If the purchase is consummated, we expect that the purchase price will be funded from a combination of existing cash and cash equivalents, financing proceeds and the proceeds of the Company’s initial public offering. The Property is approximately 98% leased and is anchored by a Giant Eagle grocery store. The consummation of the purchase of the Property is subject to substantial conditions. We cannot make any assurances that the closing of this investment will occur.

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

On August 12, 2010, we commenced a “best efforts” initial public offering and on September 17, 2010, we broke escrow. Through September 30, 2010, we have raised $4.0 million in gross offering proceeds and issued 461,411 shares of common stock. We have not yet acquired any real estate or real estate related assets.

AR Capital Advisor, an affiliate of our AR Capital sponsor, is our advisor. As our advisor, AR Capital Advisor is responsible for coordinating the management of our day-to-day operations and for identifying and making investments in real estate properties on our behalf, subject to the supervision of our board of directors. Subject to the terms of the advisory agreement between AR Capital Advisor and us, AR Capital Advisor has delegated most duties pursuant to the terms of the sub-advisory agreement between AR Capital Advisor and Phillips Edison NTR LLC, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC, which is indirectly wholly owned by Phillips Edison Limited Partnership, and which we generally refer to as the “sub-advisor.” Notwithstanding such delegation to the sub-advisor, AR Capital Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

Liquidity and Capital Resources

Overview

We are dependent upon the net proceeds from our initial public offering to conduct our proposed operations. We will obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2010, our total assets primarily consist of $3.8 million cash. Through September 30, 2010, we have raised $4.0 million in our initial public offering. As of the date of this report, we have not made any investments in real estate.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

We currently have no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing to be approximately 50.0% of the value of our real estate investments (calculated after the close of our initial public offering) plus the value of our other assets, but may be as high as 65.0%. Our charter does not limit us from incurring debt until our borrowings would exceed 75.0% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, though we may exceed this limit under certain circumstances. During the early stages of our initial public offering, we may be more likely to approve debt in excess of this limit. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our initial public offering, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee. During our initial public offering, we will also make payments to our advisor and our sub-advisor for reimbursement of certain other organization and offering expenses. However, we will not reimburse our advisor or our sub-advisor for other organization and offering expenses to the extent that our total payments for other organization and offering expenses would exceed 1.5% of our gross offering proceeds as of the end of the primary offering. During our acquisition and development stage, we expect to make payments to our advisor and sub-advisor in connection with the selection and origination or purchase of investments and the management of our assets and to reimburse certain costs incurred by our advisor or our sub-advisor in providing services to us. The advisory agreement has a one-year term expiring on June 30, 2011, but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of AR Capital Advisor and our conflicts committee. As of September 30, 2010, the Company owes the sub-advisor $2.7 million for current and prior period operating and organization and offering expenses funded on our behalf.

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

Short-term Liquidity and Capital Resources

During the nine months ended September 30, 2010, net cash used in operating activities was $0.2 million and consisted of payments for administrative costs, director’s fees and other expenses. As of September 30, 2010, we held cash balances of $3.8 million and owed the sub-advisor $2.7 million for current and prior period operating and organization and offering expenses funded on our behalf.

We intend to raise capital proceeds from the sale of our common stock under our initial offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions.

Long-term Liquidity and Capital Resources

Potential future sources of capital include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. We anticipate funding distributions to our stockholders from modified funds from operations; however, we may periodically borrow funds on a short-term basis to fund distributions as well.

Results of Operations

We were incorporated in the State of Maryland on October 13, 2009 and, as of September 30, 2010, we have not acquired any real estate assets; however, we raised $4.0 million from the sale of our common stock under our initial offering. Our net losses for the three and nine months ended September 30, 2010, consist of the amortization of insurance premiums, directors’ fees and other administrative expenses.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating

PART I. FINANCIAL INFORMATION (CONTINUED)

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

Real Estate Assets

Depreciation and Amortization. Investments in real estate will be carried at cost and depreciated using the straight-line method over the estimated useful lives. Acquisitions costs will be expensed as incurred. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We will consider the period of future benefit of an asset to determine its appropriate useful life. Costs directly associated with the development of land and those incurred during construction will be capitalized as part of the investment basis. We anticipate the estimated useful lives of our assets by class to be generally as follows:

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

PART I. FINANCIAL INFORMATION (CONTINUED)

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

Commitments and Contingencies

As of September 30, 2010 and December 31, 2009, respectively, the Sub-advisor has incurred unreimbursed organization and offering, as well as operating expenses of $2.7 million ($2.5 million is for organization and offering expenses and $0.2 million is for operating expenses) and $0.9 million (all of which represents organization and offering expenses), respectively. Pursuant to the terms of the Advisory Agreement, the Company will reimburse the Sub-advisor for the organization and offering costs equal to the lesser of actual costs incurred or 1.5% of total gross offering proceeds and the operating expenses as incurred. See Note 4 to the accompanying condensed consolidated financial statements for further discussion of the terms of the Advisory Agreement.

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation threatened against the Company.

Distribution Policy

On October 8, 2010, we declared distributions to our stockholders of record at the close of business each day in the period commencing December 1, 2010 through and including December 31, 2010. The declared distributions will equal an amount of $0.00178082 per share of common stock, par value $0.01 per share. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. We expect that future distributions will also be based on daily record dates that will be paid on a monthly basis. Once we commence paying distributions, we expect to pay distributions monthly and continue paying distributions monthly basis unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Internal Revenue Code.

PART I. FINANCIAL INFORMATION (CONTINUED)

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

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

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

Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition expenses and acquisition fees, which we intend to fund from the proceeds of our initial public offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income. As a result, we intend to consider a modified FFO, or MFFO, when assessing our operating performance. We intend to explain all modifications to FFO and to reconcile FFO and MFFO to GAAP net income when presenting MFFO information.

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

As we have not yet acquired any real estate assets, FFO and MFFO are equal to the net loss reported in the Consolidated Statements of Operations are thus not separately shown.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

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

PART II. OTHER INFORMATION (CONTINUED)

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Omitted as permitted under rules applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three-month or nine-month periods ended September 30, 2010.

b)	On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $285.0 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of September 30, 2010, we have sold 441,611 shares of our common stock while raising $4.0 million.

c)	We did not repurchase any of our securities during the three-month or nine-month period ended September 30, 2010.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

1.1	Second Amended and Restated Exclusive Dealer Manager Agreement by and between the Company and Realty Capital Securities, LLC dated September 17, 2010 (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

3.1	Third Articles of Amendment and Restatement (incorporated by reference to the Company’s Current Report on Form 8-K filed September 21, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix C to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.4	Share Repurchase Program (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.5	Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated July 28, 2010 (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.6	First Amendment to Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated September 17, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed September 24, 2010)

10.1	Fourth Amended and Restated Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated September 17, 2010 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

10.2	Master Property Management, Leasing and Construction Management Agreement by and between the Company and Phillips Edison & Company Ltd. dated July 27, 2010 (incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 28, 2010)

10.3	Amended and Restated 2010 Independent Director Stock Plan (incorporated by reference to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

PART II. OTHER INFORMATION (CONTINUED)

10.4	Second Amended and Restated Sub-Advisory Agreement by and between American Realty Capital II Advisors, LLC and Phillips Edison NTR LLC dated September 17, 2010 (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

10.5	2010 Long-Term Incentive Plan (incorporated by reference to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

10.6	Shopping Center Purchase Agreement by and between Phillips Edison Group, LLC and EIG Snow View Plaza dated August 26, 2010

10.7	First Amendment to Shopping Center Purchase Agreement by and between Phillips Edison Group, LLC and EIG Snow View Plaza dated October 4, 2010

10.8	Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group, LLC and Snowview Station LLC dated October 11, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: November 12, 2010	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer