Form 10-K
period 2010-12-31
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2011-03-30
CIK 1476204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-164313

PHILLIPS EDISON – ARC SHOPPING

CENTER REIT INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1106076
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11501 Northlake Drive Cincinnati, Ohio	45249
(Address of Principal Executive Offices)	(Zip Code)

(513) 554-1110

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No   ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

Aggregate market value of the voting stock held by non-affiliates: As of the Registrant’s most recently completed second quarter, no shares of common stock were held by non-affiliates.

As of March 25, 2011, there were 1,118,739 outstanding shares of common stock of the Registrant.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Phillips Edison—ARC Shopping Center REIT Inc. (“Phillips Edison—ARC Shopping Center REIT,” “we,” “the Company,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009 and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. Substantially all of our business is expected to be conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are the sole limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

We have offered to the public pursuant to a registration statement $1.785 billion in shares of common stock (“our offering”). Our offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the dividend reinvestment plan.

On August 12, 2010, our registration statement on Form S-11 (File No. 333-164313 was declared effective under the Securities Act of 1933, and on September 17, 2010, we broke the minimum offering escrow amount of $2.5 million. Prior to August 12, 2010, our operations had not yet commenced. As of December 31, 2010, we had raised $6.6 million in gross offering proceeds from the issuance of 730,570 shares of our common stock.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was formed in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by American Realty Capital II, LLC (“AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor will ultimately be responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We intend to invest primarily in necessity-based neighborhood and community shopping centers throughout the United States with a focus on well-located grocery-anchored shopping centers that are well occupied at the time of purchase and typically cost less than $20.0 million per property. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

As of December 31, 2010, we owned two properties. The first, an 82,033 square foot grocery-anchored retail center known as Lakeside Plaza, located in Salem, Virginia, was acquired on December 10, 2010. The purchase price for the property was $9.8 million. This acquisition was financed in part with the proceeds of a $6.1 million variable-rate mortgage loan, for which Lakeside Plaza serves as collateral. The second property is Snow View Plaza, located in Parma, Ohio. Snow View Plaza is a 100,460 square foot grocery-anchored retailer that was acquired on December 15, 2010 for $12.3 million. This acquisition was financed in part with the proceeds of an $8.6 million variable-rate mortgage loan, for which Snow View Plaza serves as collateral. As of December 31, 2010, these properties had occupancies of 98.9% and 98.0%, respectively. We are not aware of any material current tenants who will not be able to pay their contractual rental amounts as they become due or whose inability to pay would have a material adverse impact on our results of operations, financial condition and ability to pay distributions. For additional information regarding our properties and significant tenants, see Item 2 below.

Segment Data

We currently view our real estate asset as one reportable segment. Accordingly, we did not report any other segment disclosures in 2010.

Tax Status

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with the tax year ended December 31, 2010. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Economic Dependency

We are dependent on the Advisor, the Sub-advisor, Realty Capital Securities, LLC (the “Dealer Manager”), Phillips Edison & Company, Ltd. (the “Property Manager”) and their respective affiliates for certain services that are essential to us, including the sale of our shares of common stock, asset acquisition and disposition decisions, and other general and administrative responsibilities. In the event that any of the above-mentioned affiliates are unable to provide such services, we would be required to find alternative service providers.

Employees

We do not have any employees. In addition, all of our executive officers are officers of Phillips Edison & Company or one or more of its affiliates and will be compensated by those entities, in part, for their service rendered to us. We will not separately compensate our executive officers for their service as officers.

The employees of Phillips Edison- or AR Capital-affiliated entities perform substantially all of the services related to our company. The expenses related to providing these services are charged to us based on time spent by these employees while providing services to us, excluding those acquisition and disposition services that are covered under separate fees charged to us. The employee-related expenses charged to us for the year ended December 31, 2010 totaled $1.5 million.

Insurance

We believe that our properties are adequately insured.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with federal, state and local environmental laws has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, by responding to requests addressed to our investor relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.phillipsedison-arc.com. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

ITEM 1A.	RISK FACTORS

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders. Potential investors and our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors,” section.

Risks Related to an Investment in Us

Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it will likely be at a substantial discount to the public offering price.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing your shares. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon 30 days’ notice. Further, the share repurchase program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

We are a recently formed company with no operating history and neither the Advisor nor the Sub-Advisor has any operating history or any experience operating a public company, which makes our future performance difficult to predict.

We are a recently formed company and have no operating history. We were incorporated in the State of Maryland on October 13, 2009. As of December 31, 2010, we have made two real estate investments. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of the Advisor.

The Advisor was formed on December 28, 2009 and has had limited operations as of the date of this report. In addition, the Sub-advisor was formed on December 9, 2009 and has had limited operations as of the date of this report. Because the previous Phillips Edison-sponsored programs were conducted through privately held entities, they were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. Our executive officers and directors have limited experience managing public companies. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and you should not assume that it will be similar to the prior performance of other Phillips Edison- or AR Capital-sponsored programs. Our lack of an operating history, the Advisor’s and the Sub-advisor’s lack of experience operating a public company, the differences between us and the private Phillips Edison-sponsored programs and our AR Capital sponsor’s limited experience in connection with investments of the type to be made by us significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

Our Dealer Manager has a limited operating history and our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct our offering, which makes an investment in us more speculative.

We have retained Realty Capital Securities, LLC, an affiliate of the Advisor, to conduct our offering. Realty Capital Securities, LLC has a limited operating history. The success of our offering, and our ability to implement our business strategy, is dependent upon the ability of Realty Capital Securities, LLC to build and maintain a network of broker-dealers to sell our shares to their clients. These broker-dealers may also be engaged by other REITs and they may choose to emphasize the sale of those REITs’ shares over the sale of our shares. If Realty Capital Securities, LLC is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

If our Dealer Manager terminates its dealer manager relationship with us, our ability to successfully complete our offering and implement our investment strategy would be significantly impaired.

We have retained Realty Capital Securities, LLC, an affiliate of the Advisor, to conduct our offering. Realty Capital Securities, LLC has the right to terminate its relationship with us if, among other things, any of the following occur: (1) our voluntary or involuntary bankruptcy; (2) we materially change our business; (3) we become subject to a material action, suit, proceeding or investigation; (4) we materially reduce the rate of any distribution we may pay in the future without its prior written consent; (5) we suspend or terminate our share repurchase program without its prior written consent; (6) the value of our common shares materially adversely changes, (7) a material breach of the dealer manager agreement by us (which breach has not been cured within the required timeframe), (8) our willful misconduct or a willful or grossly negligent breach of our obligations under the dealer manager agreement, (9) the issuance of a stop order suspending the effectiveness of the registration statement by the SEC and not rescinded within 10 business days of its issuance, (10) the occurrence of any event materially adverse to us and our prospects or our ability to perform our obligations under the dealer manager agreement. If our Dealer Manager elects to terminate its relationship with us, our ability to complete our offering and implement our investment strategy would be significantly impaired and would increase the likelihood that our stockholders could lose all or a part of their investment.

If we pay distributions from sources other than our funds from operations, we will have fewer funds available for investment in properties and other assets and our stockholders’ overall return may be reduced.

Our organizational documents permit us to pay distributions from any source without limit. If we fund distributions from financings, the net proceeds from our offering or other sources, we will have fewer funds available for investment in real estate properties and other real estate-related assets and our stockholders’ overall return may be reduced. We expect to have little, if any, funds from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to use third-party borrowings to fund our distributions. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions, which could increase our operating costs. We may also fund such distributions from advances from our sponsors or from any deferral or waiver of fees by the Advisor and Sub-advisor. To the extent distributions exceed our current and accumulated earnings and profits, a stockholder’s tax basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s tax basis, the stockholder will generally recognize capital gain.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends primarily upon the performance of Phillips Edison Sub-Advisor, acting on behalf of the Advisor, with respect to the acquisition of our investments, including the ability to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in our offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. We can give no assurance that the Sub-advisor, acting on behalf of the Advisor, will be successful in obtaining suitable investments on financially attractive terms or that our objectives will be achieved. If we are unable to find suitable investments promptly, we will hold the proceeds from our offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

Continued disruptions in the financial markets and challenging economic conditions could adversely impact the commercial mortgage market as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.

We intend to allocate a small percentage of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments, (2) the performance of the assets underlying the investments and (3) the existence of a market for such investments, which includes the ability to sell or finance such investments.

During periods of volatility, the number of buyers participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.

For nearly two years, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. We cannot foresee when these markets will stabilize. This instability may interfere with the successful implementation of our business strategy.

Continued disruptions in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms, our ability to service any future indebtedness that we may incur and the values of our investments.

The capital and credit markets have experienced extreme volatility and disruption during 2008 and 2009. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly at times to obtain new lines of credit. We will rely on debt financing to finance our properties and possibly other real estate-related investments. We may not be able to obtain additional debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, or to dispose of some of our assets. If the current debt market environment worsens, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher-yielding investments that do not require the use of leverage to meet our portfolio goals.

Disruptions in the financial markets and challenging economic conditions could adversely affect the values of investments we will acquire. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, these challenging economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values of real estate properties and in the collateral securing any loan investments we may make. These could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts we will pay for such investments;

•	the value of collateral securing any loan investment that we may make could decrease below the outstanding principal amounts of such loans;

•

revenues from properties we acquire could decrease due to fewer tenants or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on future debt financings; and

•	revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for the borrower to meet its payment obligations to us.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on your investment.

We rely upon our sponsors and the real estate professionals affiliated with our sponsors to identify suitable investments. The private Phillips Edison-sponsored programs, especially those for which the offering proceeds have not been fully invested, rely on our Phillips Edison sponsors for investment opportunities. Similarly, the AR Capital-sponsored programs rely on our AR Capital sponsors for investment opportunities. To the extent that our sponsors and the other real estate professionals employed by the Advisor and Sub-advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our offering and the continuing high demand for the types of properties and other investments we desire to purchase increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the payment of cash distributions attributable to those particular properties.

We may change our targeted investments without stockholder consent.

We expect to allocate approximately 90.0% of our portfolio to investments in necessity-based neighborhood and community shopping centers throughout the United States with a focus on well-located grocery-anchored shopping centers that are well occupied at the time of purchase and typically cost less than $20.0 million per property. We intend to allocate approximately 10.0% of our portfolio to other real estate properties and real estate-related loans and securities such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5.0% of the proceeds of our offering, assuming we sell the maximum offering amount. If we raise substantially less than the maximum offering amount and we acquire a real estate-related asset early in our offering stage, our investments in real estate-related loans and securities could constitute a greater percentage of our portfolio, although we do not expect those assets to represent a substantial portion of our assets at any one time. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the our current targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific assets we acquire.

Our offering is being made on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a diversified portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our stockholders’

investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions.

Because we are dependent upon the Advisor, the Sub-advisor and their affiliates to conduct our operations, any adverse changes in the financial health of the Advisor, the Sub-advisor or their affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on the Sub-advisor, which is responsible for our day-to-day operations and is primarily responsible for the selection of our investments on behalf of the Advisor, and on the Advisor, which will consult with the Sub-advisor with respect to acquisitions to be recommended to our board of directors. We are also dependent on the Property Manager to manage our portfolio of real estate assets. Neither the Advisor nor the Sub-advisor has any previous operating history, and they depend upon the fees and other compensation that they will receive from us in connection with the purchase, management and sale of assets to conduct their operations. Any adverse changes in the financial condition of the Advisor, the Sub-advisor, the Property Manager or certain of their affiliates or in our relationship with them could hinder its or their ability to successfully manage our operations and our portfolio of investments.

The loss of or the inability to obtain key real estate professionals at the Advisor, the Sub-advisor or the Dealer Manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Messrs. Schorsch and Kahane at the Advisor and Dealer Manager, and Messrs. Phillips and Edison, John Bessey, our President, R. Mark Addy, our Chief Operating Officer, and Richard J. Smith, our Chief Financial Officer, at the Sub-advisor. We do not have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Advisor’s, the Sub-advisor’s, and their respective affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and the Advisor, the Sub-advisor and their respective affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms, as needed, that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, we and our stockholders may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

Risks Related to Conflicts of Interest

Our sponsors and their respective affiliates, including all of our executive officers, some of our directors and other key real estate professionals, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

The Advisor and Sub-advisor and their respective affiliates will receive substantial fees from us. These fees could influence the Advisor’s and Sub-advisor’s advice to us as well as their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with affiliates of our AR Capital sponsor, including the advisory agreement and the dealer-manager agreement;

•	the continuation, renewal or enforcement of our agreements with Phillips Edison and its affiliates, including the property management agreement;

•	the continuation, renewal or enforcement of the Advisor’s agreements with the Sub-advisor and their respective affiliates, including the sub-advisory agreement;

•	public offerings of equity by us, which will likely entitle the Advisor and the Sub-advisor to increased acquisition and asset-management fees;

•	sales of properties and other investments to third parties, which entitle the Advisor and the Sub-advisor to disposition fees and possible subordinated incentive fees;

•

acquisitions of properties and other investments from other Phillips Edison- or AR Capital-sponsored programs, which might entitle affiliates of AR Capital or Phillips Edison to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	acquisitions of properties and other investments from third parties, which entitle our the Advisor and the Sub-advisor to acquisition and asset-management fees and loan originations to third parties;

•	borrowings to acquire properties and other investments and to originate loans, which borrowings will increase the acquisition, and asset-management fees payable to the Advisor and the Sub-advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Advisor and the Sub-advisor to a subordinated incentive fee; and

•	whether and when we seek to sell the company or its assets, which sale could entitle the Advisor and the Sub-advisor to a subordinated share of cash flows.

The fees the Advisor and the Sub-advisor receive in connection with transactions involving the acquisition of assets are based initially on the cost of the investment, including costs related to loan originations, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence the Advisor and the Sub-advisor to recommend riskier transactions to us. In addition, because the fees are based on the cost of the investment, it may create an incentive for the Advisor and the Sub-advisor to recommend that we purchase assets at higher prices.

Because other real estate programs sponsored by our sponsors and offered through our Dealer Manager may conduct offerings concurrently with our offering, our sponsors and our Dealer Manager will face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

An affiliate of the Advisor is also the advisor of American Realty Capital Trust, Inc. and American Realty Capital New York Recovery REIT, Inc. Our Dealer Manager is also the dealer manager or is named in the registration statement as the dealer manager in multiple offerings, including American Realty Capital sole-sponsored offerings, that are either effective or in registration. In addition, our sponsors may decide to sponsor future programs that would seek to raise capital through public offerings conducted concurrently with our offering. As a result, our sponsors and our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous public offerings by programs that have a substantially similar mix of investment attributes, including targeted investment types. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and might compete with us for investment capital. Such conflicts may not be resolved in our favor, and you will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

The management of multiple REITs, especially REITs in the development stage, by the officers of the Advisor may significantly reduce the amount of time the officers of the Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.

The officers of the Advisor are part of the senior management or are key personnel of eight other AR Capital-sponsored REITs and their advisors. Three of the AR Capital-sponsored REITs, have registration statements that are not yet effective and are in the development phase, and five of the AR Capital-sponsored REITs have registration statements that became effective in the past six months. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our AR Capital sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of the officers of our advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer.

We will compete for investors with other programs of our sponsor, which could adversely affect the amount of capital we have to invest.

Our AR Capital sponsor is currently the sponsor of seven other public offerings of non-traded REIT shares and a public offering of shares for a REIT that has applied for listing on The NASDAQ Capital Market, which offerings will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and intend to elect to be taxed as REITs. The offerings will likely occur concurrently with our offering, and our AR Capital sponsor is likely to sponsor other offerings during our offering period. Our dealer manager is the dealer manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

Our sponsors will face conflicts of interest relating to the acquisition of assets and leasing of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

We rely on our sponsors and the executive officers and other key real estate professionals at the Advisor and Sub-advisor to identify suitable investment opportunities for us, with the Sub-advisor having primary responsibility for identifying suitable investments for us on our behalf of the Advisor. Our individual AR Capital and Phillips Edison sponsors and several of the other key real estate professionals of the Advisor and Sub-advisor are also the key real estate professionals at our entity sponsors and their other public and private programs. Many investment opportunities that are suitable for us may also be suitable for other Phillips Edison- or AR Capital-sponsored programs. Generally, the Advisor and Sub-advisor will not pursue any opportunity to acquire any real estate properties or real estate-related loans and securities that are directly competitive with our investment strategies, unless and until the opportunity is first presented to us, subject to certain exceptions. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase real estate or any significant asset related to real estate unless the Advisor or Sub-advisor has recommended the investment to us. Thus, the executive officers and real estate professionals of the Advisor and Sub-advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.

We and other Phillips Edison- and AR Capital-sponsored programs also rely on these real estate professionals to supervise the property management and leasing of properties. If the Advisor or Sub-advisor directs creditworthy prospective tenants to properties owned by another Phillips Edison- or AR Capital-sponsored program when they could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Further, our executive officers and key real estate professionals are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.

The Advisor and Sub-advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our sponsors, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

If approved by a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, we may enter into joint venture agreements with other sponsor-affiliated programs or entities for the acquisition, development or improvement of properties or other investments. All of our executive officers, some of our directors and the key real estate professionals assembled by the Advisor and Sub-advisor are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interest in the Advisor, the Sub-advisor, the Dealer Manager or other sponsor-affiliated entities. These persons will face conflicts of interest in determining which sponsor-affiliated program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the sponsor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a sponsor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The sponsor -affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and your detriment.

Our sponsors, our officers, the Advisor, the Sub-advisor and the real estate and other professionals assembled by the Advisor and Sub-advisor, will face competing demands relating to their time, and this may cause our operations and our stockholders’ investment to suffer.

We rely on the Sub-advisor, acting on behalf of the Advisor, for the day-to-day operation of our business. In addition, the Sub-advisor will have the primary responsibility for the selection of our investments on behalf of the Advisor. The Advisor will consult with the Sub-advisor with respect to proposed acquisitions, and it is expected that the Advisor and the Sub-advisor will jointly recommend investment opportunities to our board of directors but in the event of a disagreement, the determination of the Sub-advisor will prevail. The Advisor and Sub-advisor will also work jointly to make major decisions affecting us, all under the direction of our board of directors. The Advisor and Sub-advisor are newly formed entities that will rely on our sponsors and their respective affiliates to conduct our business. Messrs. Phillips and Edison are principals of Phillips Edison and the affiliates that manage the assets of the other Phillips Edison-sponsored programs. Similarly, our individual AR Capital sponsors are key executives in other AR Capital-sponsored programs. As a result of their interests in other Phillips Edison- or AR Capital-sponsored programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will face conflicts of interest in allocating their time among us and other Phillips Edison- or AR Capital-sponsored programs and other business activities in which they are involved. Should the Advisor or Sub-advisor breach its fiduciary duties to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments and the value of our stockholders’ investment may decline.

All of our executive officers, some of our directors and the key real estate and other professionals assembled by the Advisor, Sub-advisor and Dealer Manager face conflicts of interest related to their positions or interests in affiliates of our sponsors, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors and the key real estate and other professionals assembled by the Advisor, Sub-advisor and Dealer Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in the Advisor, the Sub-advisor, our Dealer Manager or other sponsor-affiliated entities. Through our AR Capital sponsor’s affiliates, some of these persons work on behalf of AR Capital-sponsored programs that are currently raising capital publicly or are in registration to raise capital publicly. Through our Phillips Edison sponsor’s affiliates, some of these persons work on behalf of other Phillips Edison-sponsored private programs. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of the Advisor or Sub-advisor, (e) compensation to the Advisor or Sub-advisor, and (f) our relationship with the Advisor, Sub-advisor, Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Risks Related to Our Offering and Our Corporate Structure

Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our sponsors have initially invested only $200,000 in us through our Phillips Edison sponsor’s purchase of 20,000 shares of our common stock at $10.00 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for our significant organization and offering expenses, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

The offering price of our shares was not established on an independent basis; the actual value of your investment may be substantially less than what you pay. We may use the most recent price paid to acquire a share in our offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when the Sub-advisor, acting on behalf of the Advisor, begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that you would receive upon liquidation. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.

To assist FINRA members and their associated persons that participate in this public offering of common stock, pursuant to FINRA Conduct Rule 5110, we intend to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. The Sub-advisor, acting on behalf of the Advisor, has indicated that it intends to use the most recent price paid to acquire a share in our offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer offering equity securities – whether through our offering or follow-on public offerings – and have not done so for 18 months. (For purposes of this definition, we will not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership.)

Although this initial estimated value will represent the most recent price at which most investors will purchase shares in an offering, this reported value will likely differ from the price at which a stockholder could resell his or her shares because: (1) there is no public trading market for the shares at this time; (2) the estimated value will not reflect, and will not be derived from, the fair value of our properties and other assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from an offering will be net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and expenses; (3) the estimated value will not take into account how market fluctuations affect the value of our investments; and (4) the estimated value will not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, the Sub-advisor, acting on behalf of the Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

Because the Dealer Manager is an affiliate of our AR Capital sponsor, you will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty you face as a stockholder.

Our Dealer Manager is an affiliate of our AR Capital sponsor. Because Realty Capital Securities, LLC is an affiliate of our AR Capital sponsor, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, you do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Because Maryland law permits our board to adopt certain anti-takeover measures without stockholder approval, investors may be less likely to receive a “control premium” for their shares.

In 1999, the State of Maryland enacted legislation that enhances the power of Maryland corporations to protect themselves from unsolicited takeovers. Among other things, the legislation permits our board, without stockholder approval, to amend our charter to:

•	stagger our board of directors into three classes;

•	require a two-thirds stockholder vote for removal of directors;

•	provide that only the board can fix the size of the board;

•	provide that all vacancies on the board, however created, may be filled only by the affirmative vote of a majority of the remaining directors in office; and

•	require that special stockholder meetings may only be called by holders of a majority of the voting shares entitled to be cast at the meeting.

Under Maryland law, a corporation can opt to be governed by some or all of these provisions if it has a class of equity securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and has at least three independent directors. Our charter does not prohibit our board of directors from opting into any of the above provisions permitted under Maryland law. Becoming governed by any of these provisions could discourage an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our securities.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Our stockholders may not be able to sell their shares under our share repurchase program and, if they are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Our share repurchase program includes numerous restrictions that limit our stockholders’ ability to sell their shares. During any calendar year, we may purchase no more than 5.0% of the weighted-average number of shares outstanding during the prior calendar year. Our stockholders must hold their shares for at least one year in order to participate in the share repurchase program, except for repurchases sought upon a stockholder’s death or “qualifying disability.” The cash available for redemption on any particular date will generally be limited to the proceeds from the dividend reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of our board of directors. Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. These limits may prevent us from accommodating all repurchase requests made in any year. These restrictions would severely limit your ability to sell your shares should you require liquidity and would limit your ability to recover the value you invested. Our board is free to amend, suspend or terminate the share repurchase program upon 30 days’ notice.

Our stockholders’ interests in us will be diluted if we issue additional shares, which could reduce the overall value of our stockholders’ investment.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may amend our charter to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After our investors purchase shares in our offering, our board may elect to (1) sell additional shares in this or future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of the Advisor or Sub-advisor or any of their affiliates, (4) issue shares to the Advisor or Sub-advisor, or its successors or assigns, in payment of an outstanding fee obligation or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the operating partnership. To the extent we issue additional equity interests after our investors purchase shares in our offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

Payment of fees to the Advisor, the Sub-advisor and their respective affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

The Advisor, the Sub-advisor and their respective affiliates perform services for us in connection with the sale of shares in our offering, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders’ investment and will reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our offering and assuming a $10.00 purchase price for shares sold in the primary offering and a $9.50 purchase price for shares sold under the dividend reinvestment plan, we estimate that approximately 87.2% of the gross proceeds will be available to make investments in real estate properties and other real estate-related loans and securities. We will use the remainder of the offering proceeds to pay the costs of our offering, including selling commissions and the dealer manager fee, and to pay a fee to the Advisor and the Sub-advisor for their services in connection with the selection, acquisition and financing of properties, and to repurchase shares of our common stock under our share repurchase program.

These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiation. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources, beyond our funds from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of your investment.

Although we will not currently be afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

General Risks Related to Investments in Real Estate

Economic and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.

Our properties and their performance will be subject to the risks typically associated with real estate, including:

•	downturns in national, regional and local economic conditions;

•	increased competition for real estate assets targeted by our investment strategy;

•	adverse local conditions, such as oversupply or reduction in demand for similar properties in an area and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply; and

•	the illiquidity of real estate investments generally.

Any of the above factors, or a combination thereof, could result in a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investment.

We will depend on our tenants for revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of our tenants.

We will depend upon tenants for revenue. Rising vacancies across commercial real estate have resulted in increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. A property may incur vacancies either by the expiration of a tenant lease, the continued default of a tenant under its lease or the early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In order to maintain tenants, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. In addition, if we are unable to attract additional or replacement tenants, the resale value of the property could be diminished, even below our cost to acquire the property, because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investment.

Retail conditions may adversely affect our base rent and subsequently, our income.

Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases may also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases that contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could decline upon a general economic downturn.

Our revenue will be affected by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on our stockholders’ investment.

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

The recent economic downturn in the United States has had an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants, which could have an adverse impact on our financial operations.

The recent economic downturn in the United States has had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. A continuation of adverse economic conditions would result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth would likely hinder new entrants into the retail market, which would make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of the retail properties that we plan to acquire and our results of operations.

We anticipate that our properties will consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally.

The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties are concentrated in a certain industry or retail category, any adverse effect on that industry generally would have a disproportionately adverse effect on our portfolio.

Our retail tenants will face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions.

Retailers at our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

If we enter into long-term leases with retail tenants, those leases may not result in fair value over time.

Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. Such circumstances would adversely affect our revenues and funds available for distribution.

The bankruptcy or insolvency of a major tenant may adversely impact our operations and our ability to pay distributions to stockholders.

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on financial condition and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our stockholders.

If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and our lessee could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investment.

We will face competition from various entities for investment opportunities in retail properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties.

A property may incur vacancies either by the expiration of a tenant lease, the continued default of a tenant under its lease or the early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investment.

Changes in supply of or demand for similar real properties in a particular area may increase the price of real properties we seek to purchase and decrease the price of real properties when we seek to sell them.

The real estate industry is subject to market forces. We are unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders.

We may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so, limiting our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of lenders. We expect that many of our properties will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the distributions available to our stockholders.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.

We may from time to time acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from a development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of the development company to refund our earnest money will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations.

Our joint venture partners could take actions that decrease the value of an investment to us and lower our stockholders’ overall return.

We may enter into joint ventures with third parties, including entities that are affiliated with the Advisor or Sub-advisor, to acquire properties and other assets. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that we may incur liabilities as a result of an action taken by such co-venturer, co-tenant or partner;

•

that disputes between us and a co-venturer, co-tenant or partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

•

the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

•	the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor or Sub-advisor, certain conflicts of interest will exist. Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of our stockholders’ investment.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

CC&Rs may restrict our ability to operate a property.

We expect that some of our properties will be contiguous to other parcels of real property, comprising part of the same retail center. In connection with such properties, we will be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions to our stockholders.

If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.

If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

Our operating expenses may increase in the future and, to the extent such increases cannot be passed on to tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to our tenants. To the extent such increases cannot be passed on to tenants, any such increase would cause our cash flow and our operating results to decrease.

Our real properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties will be subject to real property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.

We will attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We expect that we will invest in major metropolitan areas. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may reduce our net income and the cash available for distributions to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment.

The costs of defending against claims of environmental liability or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability or of paying personal injury claims could reduce the amounts available for distribution to our stockholders. Generally, we expect that the real estate properties that we will acquire will have been subject to Phase I environmental assessments at the time they were acquired. A Phase I environmental assessment or site assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property.

Costs associated with complying with the Americans with Disabilities Act may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. We expect that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.

Risks Related to Real Estate-Related Investments

Our investments in mortgage, mezzanine, bridge and other loans as well as our investments in mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market conditions, which could decrease the value of those assets and the return on your investment.

If we make or invest in mortgage, mezzanine or other real estate-related loans, we will be at risk of defaults by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. Our investments in mortgage-backed securities, collateralized debt obligations and other real estate-related debt will be similarly affected by real estate market conditions.

If we make or invest in mortgage, mezzanine, bridge or other real estate-related loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of your investment would be subject to fluctuations in interest rates.

If we make or invest in fixed-rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge or other real estate-related loans, our returns on those loans and the value of your investment will be subject to fluctuations in interest rates.

We have not established investment criteria limiting geographical concentration of our mortgage investments or requiring a minimum credit quality of borrowers.

We have not established any limit upon the geographic concentration of properties securing mortgage loans acquired or originated by us or the credit quality of borrowers of uninsured mortgage assets acquired or originated by us. As a result, properties securing our mortgage loans may be overly concentrated in certain geographic areas and the underlying borrowers of our uninsured mortgage assets may have low credit quality. We may experience losses due to geographic concentration or low credit quality.

Mortgage investments that are not United States government insured and non-investment-grade mortgage assets involve risk of loss.

We may originate and acquire uninsured and non-investment-grade mortgage loans and mortgage assets, including mezzanine loans, as part of our investment strategy. While holding these interests, we will be subject to risks of borrower defaults, bankruptcies, fraud and losses and special hazard losses that are not covered by standard hazard insurance. Also, the costs of financing the mortgage loans could exceed the return on the mortgage loans. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. To the extent we suffer such losses with respect to our investments in mortgage loans, the value of our stockholders’ investments may be adversely affected.

We may invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.

Our mortgage loan assets may be non-recourse loans. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, we cannot assure our stockholders that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.

Interest rate fluctuations will affect the value of our mortgage assets, net income and common stock.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our income in many ways and present a variety of risks including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.

Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

Prepayment rates on our mortgage loans may adversely affect our yields.

The value of our mortgage loan assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. To the extent we originate mortgage loans, we expect that such mortgage loans will have a measure of protection from prepayment in the form of prepayment lock-out periods or prepayment penalties. However, this protection may not be available with respect to investments that we acquire but do not originate. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to fully recoup our cost of acquisition of certain investments.

Before making any investment, we will consider the expected yield of the investment and the factors that may influence the yield actually obtained on such investment. These considerations will affect our decision whether to originate or purchase such an investment and the price offered for such an investment. No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including, but not limited to, competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the value of our stockholders’ investments.

Volatility of values of mortgaged properties may adversely affect our mortgage loans.

Real estate property values and net operating income derived from real estate properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described in this report relating to general economic conditions and owning real estate investments. In the event its net operating income decreases, a borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.

Mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

We may make and acquire mezzanine loans. These types of mortgage loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

Our investments in subordinated loans and subordinated mortgage-backed securities may be subject to losses.

We intend to acquire or originate subordinated loans and invest in subordinated mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

CMBS, or commercial mortgage-backed securities, are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated.

Our investments in real estate-related common equity securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

We expect to make equity investments in other REITs and other real estate companies. We will target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5.0% of the proceeds of our offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Our investments in real estate-related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this report.

Real estate-related common equity securities are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in real estate-related common equity securities are subject to risks of: (1) limited liquidity in the secondary trading market, (2) substantial market price volatility resulting from changes in prevailing interest rates, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate-related common equity securities and the ability of the issuers thereof to make distribution payments.

Risks Associated with Debt Financing

We have incurred mortgage indebtedness, and we may incur other indebtedness, which increases our risk of loss due to foreclosure.

We may obtain lines of credit and have obtained long-term financing that are secured by our properties and other assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets without conflicts committee approval. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our investments before non-cash reserves and depreciation. We may borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money.

We expect to use leverage in connection with our investments in real estate-related assets, which increases the risk of loss associated with this type of investment.

We may finance the acquisition and origination of certain real estate-related investments with warehouse lines of credit and repurchase agreements. In addition, we may engage in various types of securitizations in order to finance our loan originations. The use of such leverage may substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Our debt service payments will reduce our cash flow available for distributions. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuance of commercial mortgage-backed securities, collateralized debt obligations and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage or replace the Advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

We expect that we will incur additional debt in the future and increases in interest rates will increase the cost of that debt, which could reduce the cash we have available for distributions. Additionally, we have entered into certain variable rate debt agreements, for which increases in interest rates will increase our interest costs, which will reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Our derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investment.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75.0% or 95.0% REIT income test.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of your investment.

Our policies do not limit us from incurring debt until our borrowings would exceed 75.0% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our offering, our conflicts committee may approve debt in excess of this limit. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

U.S. Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

DLA Piper LLP (US) has rendered an opinion to us that we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code for our taxable year ending December 31, 2010 and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ended December 31, 2010. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. DLA Piper LLP (US) will not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents the legal judgment of DLA Piper LLP (US) based on the law in effect as of the date of the opinion. The opinion of DLA Piper LLP (US) will not be binding on the Internal Revenue Service or the courts. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received

Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.

We expect to operate in a manner that is intended to cause us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended on December 31, 2010. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of U.S. federal income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90.0% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on the undistributed income.

•

We will be subject to a 4.0% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85.0% of our ordinary income, 95.0% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest U.S. federal corporate income tax rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.

Our investments in debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments.

It is expected that we may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Moreover, pursuant to our involvement in public-private joint ventures, other similar programs recently announced by the federal government, or otherwise, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable regulations promulgated by the U.S. Treasury Department (the “Treasury Regulations”), the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower.

In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable U.S. federal income tax rules even though no cash payments may be received on such debt instrument.

In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.

As a result of these factors, there is a significant risk that we may recognize substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90.0% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid U.S. federal corporate income tax and the 4.0% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations.

We may be deemed to be ourselves, or make investments in entities that own or are themselves deemed to be, taxable mortgage pools. Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for U.S. federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would generally be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for U.S. federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions or other financing arrangements.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a “pension-held REIT,” (3) a tax-exempt stockholder has incurred debt to purchase or hold our common stock or (4) the residual interests in any real estate mortgage investment conduits (“REMICs”), we acquire (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75.0% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25.0% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the income and/or asset tests.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation or currency risks will be excluded from gross income for purposes of the REIT 75.0% and 95.0% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75.0% or 95.0% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75.0% and 95.0% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35.0% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25.0% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25.0% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates.

Legislation enacted in 2003 and modified in 2005 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15.0% through 2012. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates, to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

If the operating partnership fails to maintain its status as a partnership, its income may be subject to taxation.

We intend to maintain the status of the operating partnership as a disregarded entity or partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a disregarded entity or partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

Distributions to foreign investors may be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits.

In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our stock if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States. A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), and that we do not designate as a capital gain distribution, will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits. Generally, any ordinary income distribution will be subject to a U.S. federal income tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.

Foreign investors may be subject to FIRPTA tax upon the sale of their shares of our stock.

A foreign investor disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to FIRPTA, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to qualify as a “domestically controlled” REIT we cannot assure you that we will. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

Foreign investors may be subject to FIRPTA tax upon the payment of a capital gains dividend.

A capital gains dividend paid to foreign investors, if attributable to gain from sales or exchanges of U.S. real property interests, would not be exempt from FIRPTA and would be subject to FIRPTA tax.

We encourage you to consult your own tax advisor to determine the tax consequences applicable to you if you are a foreign investor.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit-sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	the value of the assets of the plan can be established annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. From the commencement of our offering until 18 months have passed without a sale in a “public equity offering” of our common stock, we expect to use the gross offering price of a share of common stock in our most recent offering as the per share estimated value. For purposes of this definition, we will not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership.

This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a non-exempt prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.

Prospective investors with investment discretion over the assets of an IRA, employee benefit plan or other retirement plan or arrangement that is covered by ERISA or Section 4975 of the Internal Revenue Code are required to consult their own legal and tax advisors on these matters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

Real Estate Investments

As of December 31, 2010, we owned two properties: Lakeside Plaza, located in Salem, Virginia, and Snow View Plaza, located in Parma, Ohio. Both of these properties are wholly owned.

As of December 31, 2010, Lakeside Plaza had an occupancy of 98.9% and was leased to 16 tenants. Kroger, a grocery store, leased 52,337 square feet and a fuel pad, or 63.8% of the total gross leasable area of the property, paying an annual base rent of approximately $407,000. The Kroger base rent accounts for approximately 50% of the property’s total annualized base rental revenues.

As of December 31, 2010, Snow View Plaza had an occupancy of 98.0% and was leased to 10 tenants. Giant Eagle, a grocery store, leased 58,171 square feet, or 57.9% of the total gross leasable area of the property, paying an annual base rent of approximately $714,000. The Giant Eagle base rent accounts for approximately 61% of the property’s total annualized base rental revenues.

Property Statistics

The tables below include statistics for properties that we own. The following table shows lease expirations of our shopping center properties as of December 31, 2010, and during each of the next ten years and thereafter. This table assumes no exercise of renewal options or termination rights.

($000s)
Year	Number of Expiring Leases	Approximate Annualized Base Rent	% of Approximate Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Rentable Square Feet Expiring
2011	2	$57	2.9%	2,900	1.6%
2012	4	73	3.7%	5,055	2.8%
2013	5	158	8.0%	13,475	7.4%
2014	4	190	9.5%	17,795	9.8%
2015	4	140	7.1%	8,875	4.9%
2016	1	48	2.4%	3,313	1.8%
2017	1	65	3.3%	7,476	4.1%
2018	—	—	—	—	—
2019	3	448	22.5%	54,533	29.9%
2020	2	810	40.7%	66,171	36.3%
Thereafter	—	—	—	—	—

Our typical strategy for lease expirations is to approach the tenant eighteen months prior to the expiration date to begin negotiations for lease extensions. Blockbuster, a tenant occupying 6,000 square feet at Snow View Plaza, filed for bankruptcy in October 2010. This tenant pays annual base rent of $63 and has notified of us of their intention to terminate the lease. Effective February 1, 2011, Radio Shack, a tenant occupying 2,500 square feet at Snow View Plaza, began paying “percentage rent” in the amount of 3% of its monthly gross sales in lieu of base rent and other charges. “Percentage rent” is not reflected in the base rent figures shown above. “Percentage rent” for this tenant is estimated to be between $12 and $15 per year.

The following table shows the geographic diversification of our shopping center properties as of December 31, 2010.

($000s)

Location	2010 Annualized Gross Base Rent	Rentable Square Feet	Percentage of 2010 Annualized Gross Base Rent
Salem, Virginia	$817	82,033	41%
Parma, Ohio	1,174	100,460	59%

	$1,991	182,493	100%

Annualized base rent for reporting purposes is taking the monthly current rent as of December 31, 2010, multiplied by 12 months.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 25, 2011, we had 177 stockholders of record.

Market Information

We are currently offering shares of our common stock pursuant to an effective registration statement at an offering price of $10.00 per share in our “best efforts” offering. As of March 25, 2011, we had approximately 1.1 million shares of common stock outstanding, held by a total of 177 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to our offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our dividend reinvestment plan. Additionally, we provide discounts in our offering for certain categories of purchasers, including volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Until the later of 18 months after the termination of our offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in our most recent offering as the per share net asset value. The estimated value of a share of our common stock is $10.00 per share as of December 31, 2010. This estimated value is likely to be higher than the price at which you could resell your shares because (1) our offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan (“DRP”), through which stockholders may elect to reinvest an amount equal to the dividends declared on their shares of common stock into shares of our common stock in lieu of receiving cash dividends. Shares may be purchased under the DRP for a price equal to $9.50 during our primary offering period. Until we establish an estimated value per share that is not based on the price to acquire a share in the primary offering or a follow-on public offering, shares issued pursuant to the DRP will be priced at the estimated value per share of our common stock, as determined by the Advisor or another firm chosen for that purpose. We expect to establish an estimated value per share not based on the price to acquire a share in the primary offering or a follow-on public offering upon the completion of our offering stage. We will consider our offering stage complete when we are no longer offering equity securities—whether through our current offering or follow-on public offerings—and have not done so for 18 months. Participants in the DRP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock.

Distribution Information

We intend to pay distributions based on daily record dates, payable monthly in arrears. The distributions that we currently anticipate paying will be equal to a daily amount equal to $0.001780802 per share of common stock, which if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share. During the year ended December 31, 2010, we made no distributions. Distributions were declared by the board of directors for stockholders of record for the period from December 1, 2010 to December 31, 2010. We paid this distribution on January 5, 2011. The January distribution was funded from advances by the Sub-advisor.

Use of Initial Public Offering Proceeds

On August 12, 2010, our registration statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on September 17, 2010 upon retaining the Dealer Manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $285.0 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the DRP beyond the termination of the primary offering until we have sold all the shares under the plan.

Through December 31, 2010, we had sold 730,570 shares for gross offering proceeds of $6.6 million, including shares sold through the DRP. As of December 31, 2010, we had incurred no selling commissions or dealer manager fees as all shares sold during 2010 were sold as part of our “friends and family” offering. Under the “friends and family” offering shares are sold to our directors, officers, business associates and others to the extent consistent with applicable laws and regulations for $9.00 per share. No selling commissions or dealer manager fees are charged on shares sold through the “friends and family” offering. As of December 31, 2010, the Advisor, Sub-advisor and their affiliates have paid approximately $4.8 million of offering and organization costs.

From the commencement of our public offering through December 31, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.8 million. As of December 31, 2010, we have used the net proceeds from our offering and debt financing to purchase $21.5 million in real estate and real estate-related investments, including $0.4 million of acquisition and origination fees and expenses.

Unregistered Sales of Equity Securities

On December 3, 2009, we issued 20,000 shares of our common stock to the Sub-advisor at $10.00 per share in a private offering exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. The issuance of the 20,000 shares to the Sub-advisor by us did not involve any general solicitation and were made to an accredited and sophisticated investor, who had access to sufficient information about us and who agreed not to resell or distribute these shares.

Share repurchase program

Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased.

Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program.

The repurchase price varies based upon the length of time that the shares of our common stock subject to repurchase have been held. Unless the shares are being repurchased in connection with a stockholder’s death, “determination of incompetence” or “qualifying disability,” the prices at which we will repurchase shares are as follows:

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

The cash available for redemption on any particular date will generally be limited to the proceeds from the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of the board of directors.

Notwithstanding the above, once we establish an estimated fair value per share of our common stock that is not based on the price to acquire a share in the primary offering or a follow-on public or private offering, the repurchase price per share for all stockholders would be equal to the estimated fair value per share, as determined by the Advisor or another firm chosen for that purpose.

In some respects we would treat repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” differently from other repurchases:

•	there is no one-year holding requirement; and

•

until we establish an estimated value per share, which we expect to be upon the completion of our offering stage (described above), the repurchase price is the amount paid to acquire the shares from us.

Repurchases of shares of common stock will be made monthly upon written notice received by us at least five days prior to the end of the applicable month. Stockholders may withdraw their repurchase request at any time up to five business days prior to the repurchase date.

The board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice.

ITEM 6.	SELECTED FINANCIAL DATA

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

For the year ended December 31, 2010 and the period from December 3, 2009

(formation) to December 31, 2009

(In thousands, except per share amounts)

	2010	2009
Balance Sheet Data:
Investment in real estate assets, net	$19,065		$—
Acquired intangible lease assets, net	2,328		—
Cash and cash equivalents	707		200
Other assets	604		943

Total assets	$22,704		$1,143
Mortgage loans payable	$14,695		$—
Notes payable—affiliates	600		—
Accounts payable—affiliates	5,542		943
Other liabilities	710		—

Total liabilities	21,547		943
Stockholders’ equity	1,157		200

Total liabilities and stockholders’ equity	$22,704		$1,143
Operating Data:
Total revenues	$98		$—
Property operating expenses	(32)		—
General and administrative	(228)		—
Acquisition-related expenses	(467)		—
Depreciation and amortization	(81)		—

Operating loss	(710)		—
Other income	1
Interest expense	(38)		—

Net loss	$(747)		—

Cash Flow Data:
Cash flows provided by operating activities	$201		$—
Cash flows used in investing activities	$(21,249)		$—
Cash flows provided by financing activities	$21,555		$200
Per Share Data:
Net loss per share—basic and diluted	$(4.44)	$	N/A
Weighted average distributions per share declared	$0.22		$—
Weighted average shares outstanding—basic and diluted	168,419		20,000

The selected financial data should be read in conjunction with the consolidated financial statements and notes appearing in this annual report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed as a Maryland corporation on October 13, 2009 and intend to qualify as a real estate investment trust (“REIT”). Substantially all of our business is expected to be conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are the sole limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership. As we accept subscriptions for shares in our continuous public offering, we will transfer all of the net proceeds of our offering to the Operating Partnership as a capital contribution in exchange for units of limited partnership interest; however, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors.

We are offering shares of common stock in a public offering. The offering is for $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to the DRP at a price of $9.50 per share.

On August 12, 2010, the registration statement for our offering was declared effective under the Securities Act of 1933, and on September 17, 2010, we broke escrow. Prior to September 17, 2010, our operations had not yet commenced. As of December 31, 2010, we had raised approximately $6.6 million in gross offering proceeds from the issuance of 730,570 shares of the common stock.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a newly organized limited liability company that was formed in the State of Delaware on December 28, 2009 that is indirectly wholly owned by American Realty Capital II, LLC (“AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor will ultimately be responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We intend to invest primarily in necessity-based neighborhood and community shopping centers throughout the United States with a focus on well-located grocery-anchored shopping centers that are well occupied at the time of purchase and typically cost less than $20.0 million per property. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

As of December 31, 2010, we owned two properties. The first, an 82,033 square foot grocery-anchored retail center known as Lakeside Plaza, located in Salem, Virginia was acquired on December 10, 2010. The purchase price for the property was $9.8 million. The second property is Snow View Plaza, located in Parma, Ohio. Snow View Plaza is a 100,460 square foot grocery-anchored retailer that was acquired on December 15, 2010 for $12.3 million. As of December 31, 2010, these properties had occupancies of 98.9% and 98.0%, respectively. We are not aware of any material current tenants who will not be able to pay their contractual rental amounts as they become due or whose inability to pay would have a material adverse impact on our results of operations, financial condition and ability to pay distributions.

Market Outlook—Real Estate and Real Estate Finance Markets

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 3.2% in the fourth quarter of 2010, according to preliminary estimates. For the full year of 2010, real GDP increased 2.9% compared with a decline of 2.6% for 2009. According to the Commerce Department, the GDP change in year-to-year growth was the largest seen in the country since 1983. The increase in GDP in 2010 reflected private sector job growth, as well as growth in consumer spending and increased exports.

The U.S. retail real estate market showed signs of rebounding during 2010, as vacancy rates dropped for the first time since 2007. Vacancy rates dropped to 7.3% at December 31, 2010, as compared to 7.5% at the end of 2009 even as inventory increased slightly. Although the vacancy rate declined in 2010, it is still considerably higher than the 6.0% vacancy rate seen at the end of 2007. The market had a positive net absorption of 58 million feet in 2010. It appears the positive absorption and decreased vacancy rate is coming at the expense of rents. Average rents continued the two-year trend of decreasing to $15.56 from $16.43 at the end of 2009.

Transactions increased in the sector by 41% to an estimated $47 billion in sales in 2010, compared to 2009. As the volume of transactions increased, sales prices increased. The sales prices increased to a much greater extent in primary markets with stable assets. Many analysts are predicting a 25-30% increase in transactions in 2011.

Retail real estate displayed improving fundamentals in 2010. The improving fundamentals, along with the improving unemployment data suggest an increasingly positive market situation in 2011.

Results of Operations

($000’s)

Overview

Prior to September 17, 2010, our operations had not yet commenced. As a result, there are no prior period comparisons provided in the accompanying sections. The accompanying discussion of the results of operations for the period ended December 31, 2010, pertain only to the period that our operations commenced, September 17, 2010, and the property-level information covers only the brief period beginning with our first acquisition, Lakeside Plaza, on December 10, 2010. As a result of the abbreviated operating and asset ownership period of our Company, the following discussion of our results of operation are not necessarily indicative of those expected in future periods.

Summary of operating activities for year ended December 31, 2010

Total revenues were approximately $98, with rental income of approximately $85. Other revenue, largely comprised of tenant reimbursements, was approximately $13.

Property operating costs for 2010 were approximately $32.

General and administrative expense for the year ended December 31, 2010, were approximately $228. This amount was comprised largely of audit and tax fees, legal, board-related expenses and transfer agent fees. The

Sponsors provided $140 for certain of our general and administrative expenses as a capital contribution. Our Sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that our Sponsors will continue to contribute monies to fund future expenses.

Acquisition-related transaction costs, in the amount of approximately $467, were expensed as incurred. Included in these acquisition-related expenses were acquisition fees due to the Advisor and Sub-advisor of approximately $90 for Lakeside Plaza, approximately $125 for Snow View Plaza and approximately $34 of expense was incurred for acquisitions that did not close.

Asset management fees were approximately $18, but have been waived by the Sub-advisor. The Advisor and the Sub-advisor have informed us that they will forego payment of all or a portion of the asset management fees to the extent that, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Specifically, our modified FFO (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association (a trade association for direct investment programs, including non-listed REITs) with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate), during the quarter must be at least equal to our declared distributions (whether or not paid) during the quarter. However, we cannot avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis.

Depreciation and amortization expense for the year ended December 31, 2010, was approximately $81.

Interest expense was approximately $38. Of this expense, approximately $2 was related to a loan provided to us by the Sub-advisor.

Our net loss was approximately $747 for 2010.

Liquidity and Capital Resources

($000s, except share and per share amounts)

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our ongoing offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of December 31, 2010, we had raised approximately $6,600 in our offering.

As of December 31, 2010, we had cash and cash equivalents of approximately $700. During 2010, we generated cash of approximately $500.

This cash flow was the result of;

•	$201 provided by operating activities, largely through cash provided by our Advisor and Sub-advisor, offsetting the net loss,

•	$21,249 used in investing activities, mostly the result of the acquisitions of Lakeside Plaza and Snow View Plaza, and

•	$21,555 provided by financing activities from the proceeds of the issuance of common stock and mortgage loans obtained in conjunction with the two acquisitions.

The ratio of debt-to-total gross real estate and related assets net, of gross intangible lease liabilities, as of December 31, 2010, was approximately 73%.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from our offering, along with contributions or advances from our sponsors or from any deferral or waiver of fees by the Advisor or Sub-advisor. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with our offering are initially paid by our sponsors, which will be reimbursed for such costs up to 1.5% of the gross capital raised by us in our offering. We anticipate that these costs will not exceed the limits upon completion of our offering. As of December 31, 2010, the Advisor, Sub-advisor and their affiliates have paid approximately $4,800 of offering and organization costs. Our Sponsors provided $140 towards certain of our general and administrative expenses as a capital contribution. Our Sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that our Sponsors will continue to contribute monies to fund future distributions.

Cash provided by operating activities was approximately $201. Included in this total of cash provided by operating activities was approximately $400 of real estate acquisition-related expenses incurred during the year and expensed in accordance with ASC 805, Business Combinations. As of December 31, 2010, we owe the Advisor, Sub-advisor and their respective affiliates approximately $5,500 for offering and organization expenses, general and administrative expenses, and acquisition and financing fees. Until such time as we have sufficient cash flow to cover our expenses, we will continue to rely upon the Advisor, Sub-advisor and their respective affiliates for financial support.

During the year ended December 31, 2010, no distributions were paid. On December 27, 2010, our board of directors declared distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2011 through and including February 28, 2011. The declared distributions equaled an amount of $0.00178082 per share of common stock. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. Distributions for the month of January were paid on February 1, 2011, and distributions for the month of February were paid on March 1, 2011. The January distribution was funded from advances by the Sub-advisor.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on indebtedness, as well as payments on amounts due to our sponsors. Generally, we expect to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates and borrowings under future debt agreements.

Our charter limits our borrowings to 75.0% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

We do not expect to exceed the leverage limit in our charter, although in the early stages of our development the costs of our investments may exceed our net offering proceeds. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

Contractual Commitments and Contingencies

Our contractual obligations as of December 31, 2010, were as follows:

	Payments due by period
	($000s)
	Total	2011	2012
Principal payments—variable rate mortgage loan secured by Lakeside Plaza, due December 2012	$6,125	$—	$6,125
Lakeside Plaza interest payments (1)	391	200	191
Principal payments—variable rate mortgage loan secured by Snow View Plaza, due December 2012	8,570	—	8,570
Snow View Plaza interest payments (1)	551	279	272
Principal payments—variable rate unsecured loan from Phillips Edison NTR, LLC, due March 2011	600	600	—
Phillips Edison NTR, LLC interest payments (2)	4	4	—

Total	$16,241	$1,083	$15,158

(1)	Interest rate at December 31, 2010 was 3.26%
(2)	Interest rate at December 31, 2010 was 3.51%

Distributions

During the year ended December 31, 2010, no distributions were paid. The first distribution was paid in January 2011. The distribution began accruing at the daily rate of $0.00178082 on December 1, 2010. The January distribution was funded from operations and advances from the Sub-advisor.

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

We expect to have little, if any, funds from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to borrowings to fund our distributions. We may also fund such distributions from advances from our sponsors or from any deferral or waiver of fees by the Advisor or Sub-advisor.

Our distribution policy is not to use the proceeds of our offering to pay distributions. However, our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit, including proceeds from our offering or the proceeds from the issuance of securities in the future.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90.0% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Funds from Operations and Modified Funds from Operations

Funds from operations, or FFO, is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but is not limited to, necessity-based neighborhood and community shopping centers, first- and second-priority mortgage loans, mezzanine loans, bridge and other loans, mortgage-backed securities, collateralized debt obligations, and debt securities of real estate companies.

Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Investment Program Association (“IPA”). MFFO excludes from FFO the following items:

(1)	acquisition fees and expenses;

(2)	straight-line rent amounts, both income and expense;

(3)	amortization of above- or below-market intangible lease assets and liabilities;

(4)	amortization of discounts and premiums on debt investments;

(5)	impairment charges;

(6)	gains or losses from the early extinguishment of debt;

(7)	gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

(8)	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

(9)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(10)	gains or losses related to contingent purchase price adjustments; and

(11)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

Additionally, we make an additional adjustment to MFFO to add back amounts we receive from the Sub-advisor or an affiliate thereof in the form of additional capital contributions to us (without any corresponding issuance of equity by us to the Sub-advisor or the affiliate).

We believe that MFFO is helpful as a measure of operating performance, because it excludes costs that management considers more reflective of investing activities or non-operating valuation and other changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of operating performance. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations. Many of the adjustments in arriving at MFFO are not applicable to us. For example, we have not suffered any impairments. Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition

•

Acquisition fees and expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed. Both of these acquisition-related costs have been and will continue to be funded from the proceeds of our offering and generally not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include those paid to the Advisor, the Sub-advisor or third parties.

•

Adjustments for straight-line rents and amortization of discounts and premiums on debt investments. In the proper application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.

•

Adjustments for amortization of above or below market intangible lease assets. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the performance of the real estate.

•

Impairment charges, gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting and gains or losses related to contingent purchase price adjustments. Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals.

•

Adjustment for gains or losses related to early extinguishment of hedges, debt, consolidation or deconsolidation and contingent purchase price. Similar to extraordinary items excluded from FFO, these adjustments are not related to continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

•

Adjustments for sponsor contributions to capital when no additional securities are issued. Our Sub-advisor has made capital contributions to us without receiving an additional issuance of equity securities. These capital contributions are meant to offset our general and administrative expenses during the early stages of our initial public offering when our asset base is not yet large enough to generate sufficient revenue to cover the costs of being a public company. We view these capital contributions as similar to our Advisor’s waiver of asset management fees. By adding back these capital contributions when arriving at MFFO, we believe that we arrive at an MFFO that is more reflective of our actual performance because it reflects our Sub-advisor’s willingness to make contributions to offset our general administrative expenses during the early stages of our offering. Moreover, we believe that this adjustment improves the comparability of our company with other real estate operators that do not have similar sponsor contributions. We can give no assurance that our Sub-advisor will continue to make additional capital contributions to offset certain general and administrative expenses.

FFO or MFFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition-related costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts). As a result of the timing of the commencement of our public offering and our active real estate operations, FFO and MFFO are not relevant to a discussion comparing operations for the two periods presented. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

NET LOSS TO FFO RECONCILIATION
($000’s)
	Q4 2010	For the Period from September 17, 2010 through December 31, 2010*
Net loss	$(667)	$(747)
Depreciation and amortization	81	81

FFO	$(586)	$(666)

NET LOSS TO MFFO RECONCILIATION
	Q4 2010	For the Period from September 17, 2010 through December 31, 2010*
Net loss	$(667)	$(747)
Depreciation and amortization	81	81
Amortization of above or below market leases	17	17
Acquisition-related expenses	467	467
Sponsor capital contribution for certain general and administrative expenses	140	140

MFFO	$38	$(42)

Distributions paid	$—	$—

*	Date operations commenced

Critical Accounting Policies

Below is a discussion of our critical accounting policies. Our accounting policies have been established to conform with GAAP. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets

Depreciation and Amortization. Investments in real estate are carried at cost and depreciated using the straight-line method over the estimated useful lives. Third-party acquisitions costs are expensed as incurred. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Costs directly associated with the development of land and those incurred during construction will be capitalized as part of the investment basis. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	30 years
Building improvements	30 years
Land improvements	15 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures and equipment	5 – 7 years

Real Estate Acquisition Accounting. In accordance with Statement of ASC 805, Business Combinations (“ASC 805”), we record real estate, consisting of land, buildings and improvements, at fair value. We allocate the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities based on their estimated acquisition-date fair values. In addition, ASC 805 requires that acquisition costs be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value is amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, not including renewals.

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

Impairment of Real Estate and Related Intangible Assets. We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets as defined by ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Particular examples of events and changes in circumstances that could indicate potential impairments are: significant decreases in occupancy, rental income, operating income and market values.

Revenue Recognition

We will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and we will include amounts expected to be received in later years in deferred rents. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

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

We will recognize gains on sales of real estate pursuant to the provisions of ASC 605-976, Accounting for Sales of Real Estate (“ASC 605-976”). The specific timing of a sale will be measured against various criteria in ASC 605-976 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument utilizing the effective interest method. Under the effective interest method, interest expense is recognized at a constant yield based on the increasing or decreasing carrying value of the loans. The total interest expense for each period is the carrying value of the loans at the start of the period multiplied by the effective interest rate. The amount of amortization of the loan discount or premium is the difference between the effective interest expense for the period and the accrued stated interest. As the carrying amount changes each period by the amount of amortized discount or premium, interest expense either increases (for discounts) or decreases (for premiums) over the life of the loans. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income.

Impact of Recently Issued Accounting Pronouncements

Effective January 1, 2010, companies that issue a portion of their distributions to shareholders in stock should account for the stock portion that allows the shareholder to elect to receive cash or shares with potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate as a share issuance, which is to be reflected in earnings per share prospectively. This guidance did not have a material effect on our consolidated financial statements.

Effective January 1, 2010, the analysis for identifying the primary beneficiary of a variable interest entity (“VIE”) has been simplified by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The analysis requires the primary beneficiary of a VIE to be identified as the party that both (a) has the power to direct the activities of a VIE that most significantly impact its economic performance and (b) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. Although the amendment significantly affects the overall consolidation analysis under previously issued guidance, the adoption on January 1, 2010 did not have a material impact on the consolidated financial statements.

Effective January 1, 2010, companies are required to separately disclose the amounts of significant transfers of assets and liabilities into and out of Level 1, Level 2 and Level 3 of the fair value hierarchy and the reasons for those transfers. Companies must also develop and disclose their policy for determining when transfers between levels are recognized. In addition, companies are required to provide fair value disclosures for each class rather than each major category of assets and liabilities. For fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), companies are required to disclose the valuation technique and the inputs used in determining fair value for each class of assets and liabilities. This guidance did not have a material effect on our consolidated financial statements.

Effective January 1, 2011, companies will be required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. We do not expect this will have a material effect on our consolidated financial statements.

Effective January 1, 2011, public companies that enter into a business combination will be required to disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the supplemental pro forma disclosures will be expanded. If we enter into a business combination, we will comply with the disclosure requirements of this guidance.

Subsequent Events

Sale of Shares of Common Stock

From January 1, 2011 through March 25, 2011, we raised approximately $3.5 million through the issuance of approximately 0.4 million shares of our common stock under our offering. As of March 25, 2011, approximately 148.9 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRP.

Distributions

On January 5, 2011, we paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for December 1, 2010 to December 31, 2010. The total gross amount of the distribution was approximately $37, with $5 being reinvested in the DRP, for a net cash distribution of $32. The January distribution was funded from advances by the Sub-advisor.

On February 2, 2011, we paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for January 1, 2011 to January 31, 2011. The total gross amount of the distribution was approximately $42, with $6 being reinvested in the DRP, for a net cash distribution of $36,000. The February distribution was funded from advances by the Sub-advisor.

On March 2, 2011, we paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for February 1, 2011 to February 28, 2011. The total gross amount of the distribution was approximately $43, with $7 being reinvested in the DRP, for a net cash distribution of $36. The March distribution was funded from advances by the Sub-advisor.

Declaration of Distributions

On February 22, 2011, our board of directors declared distributions to be paid for daily stockholders of record for the month of March 2011. These distributions will be in a daily amount equal to $.001780802 per share of common stock outstanding.

On March 23, 2011, our board of directors declared distributions to be paid for the daily stockholders of record for the months of April, May and June 2011. These distributions will be in a daily amount equal to $.001780802 per share of common stock outstanding.

Repayment of Bridge Loan from the Sub-advisor

On February 9, 2011, we completed the repayment of a bridge loan from the Sub-advisor, with a payment in the amount of $600.

Amendment of Advisory Agreement

On March 28, 2011, we amended our advisory agreement to reflect a waiver of all or a portion of the asset management fee for any applicable period to the extent that, as of the date of the payment, our modified funds from operations (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate)), during the quarter were not at least equal to our declared distributions during the quarter, provided that the distribution rate during such quarter was no more than $0.65 per share on an annualized basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2010, we had approximately $15.3 million of variable rate debt outstanding. In the future we may choose to hedge our exposure to interest rate fluctuations through the utilization of derivative financial instruments, such as interest rate swaps, in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As of December 31, 2010, we have not elected to fix the interest rates for this debt through the utilization of derivative financial instruments and as a result, we are subject to the potential impact of rising interest rates which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one percentage-point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2010 would be approximately $0.2 million of additional interest expense. We had no other outstanding debt as of December 31, 2010 nor did we have any outstanding interest rate contracts.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2010, it does not consider those exposures or positions which could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the periods ended December 31, 2010 and 2009.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We have concluded no significant changes in our internal control over financial reporting occurred during our last fiscal quarter.

ITEM 9B.	OTHER INFORMATION

For the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age	Year First Became a Director
Michael C. Phillips	Co-Chairman of the Board	56	2010
Jeffrey S. Edison	Co-Chairman of the Board and Chief Executive Officer	50	2010
John Bessey	President	53	N/A
Richard J. Smith	Chief Financial Officer, Treasurer and Secretary	60	N/A
R. Mark Addy	Chief Operating Officer	48	N/A
William M. Kahane	Director	62	2010
Leslie T. Chao	Independent Director	54	2010
Ethan J. Hershman	Independent Director	48	2010
Ronald K. Kirk	Independent Director	66	2010
Paul J. Massey, Jr.	Independent Director	51	2010

Michael C. Phillips—(Co-Chairman of the Board) Mr. Phillips has served as a principal of Phillips Edison Limited Partnership and its affiliates (“Phillips Edison”) since 1991. Prior to forming Phillips Edison, Mr. Phillips was employed by Biggs Hypershoppes, Inc. as Vice President from 1989 until 1990, by May Centers as Senior Development Director from 1988 until 1989, and by The Taubman Company as Development Director from 1986 until 1988 and as a leasing agent from 1984 until 1986. Mr. Phillips received his bachelor’s degree in political science in 1977 from the University of Southern California.

Among the most important factors that led to the board of directors’ recommendation that Mr. Phillips serve as our director are Mr. Phillips’ leadership skills, integrity, judgment, knowledge of our company and our sub-advisor and his commercial real estate expertise.

Jeffrey S. Edison—(Co-Chairman of the Board and Chief Executive Officer) Mr. Edison, together with Michael C. Phillips, founded Phillips Edison in 1991 and has served as a principal of Phillips Edison since 1995. From 1991 to 1995, Mr. Edison was employed by Nations Bank’s South Charles Realty Corporation, serving as a Senior Vice President from 1993 until 1995 and as a Vice President from 1991 until 1993. Mr. Edison was employed by Morgan Stanley Realty Incorporated from 1987 until 1990 and The Taubman Company from 1984 until 1987. Mr. Edison received his bachelor’s degree in mathematics and economics from Colgate University in 1982 and a masters in business administration from Harvard Business School in 1984.

Among the most important factors that led to the board of directors’ recommendation that Mr. Edison serve as our director are Mr. Edison’s leadership skills, integrity, judgment, knowledge of our company and the Sub-advisor and his commercial real estate expertise.

John Bessey—(President) Mr. Bessey has served as Chief Investment Officer for Phillips Edison since December 2005. During that time he has managed the placement of over $1.2 billion in 140 individual shopping centers comprising over 14,000,000 square feet. Prior to that, he served Phillips Edison as Vice President of Development from May 1999, starting the ground up development program for the company. During that time he started and completed over 25 projects, which included Walgreen’s, Target, Kroger, Winn Dixie, Safeway and Wal-Mart. Prior to joining Phillips Edison, Mr. Bessey was employed by Kimco Realty Corporation as a Director of Leasing from 1995, by Koll Management Services as Director of Retail Leasing and Development from 1991 and by Tipton Associates as Leasing Manager from 1988. Prior to entering retail real estate in 1988, Mr. Bessey worked in the hospitality industry as a Convention Sales Director for the Cincinnati Convention and Visitors

Bureau and for Hyatt Hotels in a number of sales management positions in Minneapolis and Cincinnati. Mr. Bessey received his Bachelor’s Degree in Hotel and Restaurant Management from the University of Wisconsin – Stout in 1981.

Richard J. Smith—(Chief Financial Officer) Mr. Smith has served as Chief Financial Officer for Phillips Edison since February 2010. From May 1996 to November 2009, Mr. Smith served as Chief Financial Officer for Ramco-Gershenson Properties Trust, a publicly traded REIT that primarily owns, develops, acquires, manages and leases community shopping centers. Prior to that, Mr. Smith was Vice President of Financial Services of the Hahn Company from January 1996 to May 1996, and served as Chief Financial Officer and Treasurer of Glimcher Realty Trust, an owner, developer and manager of community shopping centers and regional and super regional malls from 1993 to 1996. From 1978 to 1988, Mr. Smith served as Controller and Director of Financial Services of The Taubman Company, an owner, developer and manager of super-regional malls. Mr. Smith began his career as a Certified Public Accountant in the Detroit office of Coopers and Lybrand from 1972 to 1978. Mr. Smith’s professional affiliations include the American Institute of Certified Public Accountants, the Michigan Association of Certified Public Accountants, the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

R. Mark Addy—(Chief Operating Officer) Mr. Addy has served as Chief Operating Officer for Phillips Edison since 2004. Mr. Addy received his bachelor’s degree in environmental science and chemistry from Bowling Green State University in 1984 and his law degree from the University of Toledo in 1987. He served Phillips Edison as Senior Vice President from 2002 until 2004, when he became Chief Operating Officer. Prior to joining Phillips Edison, Mr. Addy practiced law with Santen & Hughes in the areas of commercial real estate, financing and leasing, construction, mergers and acquisitions and general corporate law from 1987 until 2002. Mr. Addy served as President of Santen & Hughes from 1996 through 2002.

William M. Kahane—(Director) Mr. Kahane has been one of the directors of our Company and President, Chief Operating Officer and Treasurer of our Advisor since their formation in December 2009. Mr. Kahane has been active in the structuring and financial management of commercial real estate investments for over 25 years. Mr. Kahane has served as President, Chief Operating Officer, Treasurer and Director of American Realty Capital Trust, Inc. (“ARCT”) and President, Chief Operating Officer and Treasurer of the ARCT property manager and the ARCT advisor since their formation in August 2007. Additionally, Mr. Kahane has served as President, Treasurer and Director of American Realty Capital New York Recovery REIT, Inc. since its formation in October 2009. Mr. Kahane also is President , Chief Operating Officer and Treasurer of New York Recovery Properties, LLC and New York Recovery Advisors, LLC since their formation in November 2009. Mr. Kahane has also served as President, Chief Operating Officer and Director of American Realty Capital Healthcare Trust, Inc. (“ARC HT”) since its formation in August 2010 and as President , Chief Operating Officer and Treasurer of the ARC HT advisor and property manager since their formation in August 2010, and as President, Chief Operating Officer and Director of American Realty Capital—Retail Centers of America, Inc. (“ARC RCA”) since its formation in July 2010 and as President, Chief Operating Officer and Treasurer of the ARC RCA advisor since its formation in May 2010. Mr. Kahane has been President, Chief Operating Officer and Treasurer of American Realty Capital II Advisors, LLC since its formation in December 2009. Mr. Kahane has also been the President, Chief Operating Officer, Treasurer and Director of American Realty Capital Trust II, Inc. (“ARCT II”) and President, Chief Operating Officer and Treasurer of the ARCT II advisor since their formation in September 2010. Mr. Kahane has also been Chief Operating Officer of ARC—Northcliffe Income Properties, Inc. (“ARC—Northcliffe”) and President, Chief Operating Officer and Treasurer of the ARC—Northcliffe advisor since their formation in September 2010. Mr. Kahane has been President, Chief Operating Officer and Treasurer of American Realty Capital Trust III, Inc. (“ARCT III”) since its formation in October 2010. Mr. Kahane has been President and Treasurer of the ARCT III advisor and property manager since their formation in October 2010. Mr. Kahane also has been President, Chief Operating Officer and Director of American Realty Capital Properties, Inc. (“ARCP”) since its formation in December 2010 and President and Chief Operating Officer of the ARCP advisor since its formation in November 2010. Mr. Kahane also has been the Interested Director and Chief Operating Officer of Business Development Corporation of America, Inc. since its formation in May 2010. Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 to 1979. From 1981 to 1992, Mr. Kahane worked at Morgan Stanley & Co., specializing in real estate, becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners, which continues to operate and of which Mr. Kahane is currently the chairman. Mr. Kahane worked very closely with Nicholas Schorsch while a trustee at American Financial Realty Trust (“AFRT”) from April 2003 to August 2006, during which time Mr. Kahane served as chairman of the finance committee of AFRT’s board of trustees. Mr. Kahane has been a managing director of GF Capital Management & Advisors LLC, a New York-based merchant banking firm, where he has directed the firm’s real estate investments, since 2001. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. Mr. Kahane also was on the board of directors of Catellus Development Corp., a NYSE growth-oriented real estate development company, where he served as chairman. Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an MBA from Stanford University’s Graduate School of Business.

Mr. Kahane has provided us with an advance letter of resignation in which Mr. Kahane agrees to resign from our board of directors in the event that the Advisor ceases to serve as our advisor.

Among the most important factors that led to the board of directors’ recommendation that Mr. Kahane serve as our director are Mr. Kahane’s leadership skills, integrity, judgment, knowledge of our company and the Advisor, commercial real estate expertise, knowledge of the retail securities brokerage industry, and public company director experience.

Leslie T. Chao—(Independent Director) Mr. Chao retired as Chief Executive Officer of Chelsea Property Group, a subsidiary of Simon Property Group, Inc. (NYSE: SPG), in 2008. Previously he served in various senior capacities at Chelsea, including President and Chief Financial Officer, from 1987 through its IPO in 1993 (NYSE: CPG) and acquisition by Simon in 2004. Chelsea is the world’s largest developer, owner and manager of premium outlet centers, with properties in the United States, Japan, Korea and Mexico. Prior to Chelsea, Mr. Chao was a Vice President in the treasury group of Manufacturers Hanover Corporation (a New York bank holding company now part of JPMorgan Chase & Co.), where he was employed from 1978 to 1987. Since January 2009, he has served as a non-executive director of Value Retail PLC, a leading developer of outlet centers in Europe, and from November 2005 to October 2008 he served as an independent non-executive director of The Link REIT, the first and largest public REIT in Hong Kong. He received an AB from Dartmouth College in 1978 and an MBA from Columbia Business School in 1986.

Among the most important factors that led to the board of directors’ recommendation that Mr. Chao serve as our director are Mr. Chao’s integrity, judgment, leadership skills, extensive domestic and international commercial real estate expertise, accounting and financial management expertise, public company director experience, and independence from management and our sponsor and their affiliates.

Ethan J. Hershman—(Independent Director) Mr. Hershman is CEO and Co-Chairman of Canusa Hershman Recycling LLC, formed in 2002 through the merger of Canusa Corporation’s fiber division and Hershman Recycling Company, Inc. He played a managing role in the merger of the two companies resulting in an increase in sales of $40.0 million from $75.0 million in 2003 to $115.0 million in 2007. From 1986 to 2002, he served as President and CEO of Hershman Recycling Inc., directly managing all brokerage recycling offices throughout the United States and maintaining responsibility for business development, investments and contractual arrangements. Throughout his career, Mr. Hershman has co-founded a number of successful companies including: Newport CH International LLC, an international trading company focused on the purchasing and direct export sale of wastepaper for the recycling industry, with annual sales over $350.0 million; Evergreen Fibers, Inc, a marketer of containerboard, with annual sales over $100.0 million; and Alpco Waste Systems Inc., a commercial and residential trash hauling and recycling company, sold to Republic Services (NYSE: RSG) in 1998.

Among the most important factors that led to the board of directors’ recommendation that Mr. Hershman serve as our director are Mr. Hershman’s integrity, judgment, leadership, commercial business experience and independence from management and our sponsors and their affiliates.

Ronald K. Kirk—(Independent Director) Mr. Kirk has been President and CEO of Kirk Horse Insurance, LLC (KHI) of Lexington, Kentucky since 1981. KHI is the managing underwriter for horse insurance for North American Specialty Insurance Company (NAS). NAS is a wholly owned subsidiary of Swiss Reinsurance-America. Mr. Kirk is also Chairman and President of Pivotal Insurance Company, Ltd of Hamilton, Bermuda. Mr. Kirk was formerly the Chairman of the Board of Trustees of the national Thoroughbred Owners and Breeders Association. He received an MBA from Harvard Business School in 1968, with a concentration in Finance.

Among the most important factors that led to the board of directors’ recommendation that Mr. Kirk serve as our director are Mr. Kirk’s integrity, judgment, leadership, insurance industry expertise and independence from management and our sponsors and their affiliates.

Paul J. Massey, Jr.—(Independent Director) Mr. Massey began his career in 1983 at Coldwell Banker Commercial Real Estate Services in Midtown Manhattan first as the head of the market research department and next as an investment sales broker. Together with Partner Robert A. Knakal, whom he met at Coldwell, he then founded what has become New York City’s largest investment property sales brokerage firm. With 150 sales professionals serving more than 200,000 property owners, Massey Knakal Realty Services is ranked New York City’s #1 property sales company in transaction volume by the CoStar Group, a national, independent real estate analytics provider. With more than $2 billion in annual sales, Massey Knakal also ranks as one of the nation’s largest privately owned real estate brokerage firms. Firm services include brokerage, consulting and investment analysis, professional arbitration and valuation. In 2007, Mr. Massey was the recipient of the Real Estate Board of New York’s prestigious Louis B. Smadbeck Broker Recognition Award. Mr. Massey also serves as Chairman for REBNY’s Ethics and Business Practice Subcommittee, is Director of Commercial Board of Directors of REBNY, is an active member of the Board of Trustees for the Lower East Side Tenement Museum and serves as a chair or member of numerous other committees. Mr. Massey graduated from Colgate University with a Bachelor of Arts degree in economics.

Among the most important factors that led to the board of directors’ recommendation that Mr. Massey serve as our director are Mr. Massey’s integrity, judgment, leadership skills, extensive commercial real estate expertise, familiarity with our company and independence from management and our sponsors and their affiliates.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, once our shares of common stock are registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. During 2010, our shares of common stock were not registered under the Exchange Act and thus no reports were required to be filed by the persons described above in 2010.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.phillipsedison-arc.com.

Audit Committee Financial Expert

The members of the Audit Committee are Leslie T. Chao (Chair), Ethan J. Hershman, and Ronald K. Kirk. Each of the members of the Audit Committee is “independent” as defined by the New York Stock Exchange (“NYSE”). The board has determined that Mr. Chao qualifies as the Audit Committee “financial expert” within the meaning of SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are also officers of the Sub-advisor and its affiliates and are compensated by these entities, in part, for their services to us. Under the terms of the advisory agreement and sub-advisory agreement, the Sub-advisor, on behalf of the Advisor, is responsible for providing our day-to-day management, subject to the authority of our board of directors. See Item 13 for a discussion of the fees paid and expenses reimbursed to the Advisor, the Sub-advisor and their affiliates in connection with managing our operations. Included in the organization and offering costs for which we reimburse the Advisor and Sub-advisor up to 2.0% of gross offering proceeds as of the date of reimbursement, are expenses related to the portion of our executive officers’ salaries allocated to providing services to us related to our offering.

When reimbursing the Advisor and Sub-advisor for organization and offering expenses, subject to above-described limitation, we first reimburse all costs incurred to third-parties to date; once all third-party costs have been reimbursed, we then reimburse the Advisor and Sub-advisor for personnel expenses, including expenses related to our allocable portion of the salaries of our executive officers incurred to date. During the year ended 2010, we did not reimburse the Advisor and Sub-advisor for any portion of the salaries of our executive officers because organization and offering expenses incurred by the Advisor and Sub-advisor were in excess of 2.0% of gross offering proceeds and third-party costs incurred to date were reimbursed first.

Compensation of Directors

We have provided below certain information regarding compensation paid to or earned by our directors during the 2010 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Michael C. Phillips (1)	—	—
Jeffrey S. Edison (1)	—	—
William M. Kahane (1)	—	—
Leslie T. Chao	$29,250	$29,250
Ethan J. Hershman	$25,500	$25,500
Ronald K. Kirk	$25,500	$25,500
Paul J. Massey, Jr.	$26,750	$26,750

(1)	Directors who are not independent of us do not receive compensation for services rendered as a director.

Cash Compensation

We pay each of our independent directors:

•	an annual retainer of $30,000;

•	$1,000 per each board meeting attended in person or by telephone;

•	$1,000 per each committee meeting attended in person or by telephone;

•	an annual retainer of $5,000 for the chair of the audit committee; and

•	an annual retainer of $3,000 for the chair of the conflicts committee.

In addition, we have reserved 200,000 shares of common stock for future issuance pursuant to awards granted under the Amended and Restated 2010 Independent Director Stock Plan (described below). All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

2010 Long-Term Incentive Plan

We have adopted the 2010 Long-Term Incentive Plan, which we refer to as the Incentive Plan. The Incentive Plan is intended to attract and retain officers and advisors and consultants (including key employees thereof) considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. Although we do not currently intend to hire any employees, any employees we may hire in the future would also be eligible to participate in the Incentive Plan. The Incentive Plan may be administered by a committee appointed by the board of directors, which we refer to as the plan committee, or by the board of directors if no committee is appointed. The Incentive Plan authorizes the granting of awards to participants in the following forms:

•	options to purchase shares of our common stock, which may be nonstatutory stock options or incentive stock options under the Internal Revenue Code;

•	stock appreciation rights, or SARs, which give the holder the right to receive the difference between the fair market value per share of common stock on the date of exercise over the SAR grant price;

•	performance awards, which are payable in cash or stock upon the attainment of specified performance goals;

•	restricted stock, which is subject to restrictions on transferability and other restrictions set by the plan committee;

•

restricted stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, in the future, which right is subject to certain restrictions and to risk of forfeiture;

•	deferred stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, at a future time;

•	distributions equivalents, which entitle the participant to payments equal to any distributions paid on the shares of stock underlying an award; and

•	other stock-based awards at the discretion of the plan committee, including unrestricted stock grants.

All awards must be evidenced by a written agreement with the participant, which will include the provisions specified by the plan committee. We may not issue options or warrants to purchase our capital stock to our advisor, our officers or any of their affiliates, except on the same terms as such options or warrants are sold to the general public. We may not issue options or warrants at exercise prices less than the fair market value of the underlying securities on the date of grant or for consideration (which may include services) that in the judgment of the plan committee has a market value less than the value of such option or warrant on the date of grant. Any options, warrants or other stock awards we issue to the Advisor, the Sub-advisor, our directors or officers or any of their affiliates, whether under this plan or under the Amended and Restated 2010 Independent Director Stock Plan (discussed below), shall not exceed an amount equal to 5% of our outstanding capital stock on the date of grant.

The plan committee will administer the Incentive Plan, with sole authority to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. Awards will not be granted under the Incentive Plan if the grant, vesting or exercise of the awards would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by the plan committee, no award granted under the Incentive Plan will be transferable except through the laws of descent and distribution or except, in the case of an incentive stock option, pursuant to a qualified domestic relations order.

We have reserved an aggregate number of 9,000,000 shares for issuance pursuant to awards granted under the Incentive Plan. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock distribution, stock split, spin-off, rights offering or large nonrecurring cash distribution), the share authorization limits under the Incentive Plan will be adjusted proportionately, and the plan committee must make such adjustments to the Incentive Plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock distribution or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the Incentive Plan will automatically be adjusted proportionately, and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

The Incentive Plan will automatically expire on August 11, 2020, unless extended or earlier terminated by the board of directors. The board of directors or the plan committee may terminate the Incentive Plan at any time, but termination will have no adverse impact on any award that is outstanding at the time of the termination. The board of directors or the plan committee may amend the Incentive Plan at any time, but no amendment to the Incentive Plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the Incentive Plan. No termination or amendment of the Incentive Plan may, without the written consent of the participant, reduce or diminish the value of an outstanding award. The plan committee may amend or terminate outstanding awards, but such amendment or termination may require consent of the participant. Unless approved by our stockholders, the original term of an option may not be extended. Unless permitted by the anti-dilution provisions of the Incentive Plan, the exercise price of an outstanding option may not be reduced, directly or indirectly, without approval by our stockholders.

No awards have been issued under the Incentive Plan, and we currently have no plans to issue any awards.

Amended and Restated 2010 Independent Director Stock Plan

We have adopted a long-term incentive plan that we will use to attract and retain qualified directors. Our Amended and Restated 2010 Independent Director Stock Plan (the “Independent Director Plan”) offers these individuals an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. We expect our conflicts committee to grant our independent directors an annual award of 2,500 shares of restricted stock.

Our conflicts committee will administer the Independent Director Plan, with sole authority to determine all of the terms and conditions of the awards. No awards will be granted under the Independent Director Plan if the grant or vesting of the awards would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our board of directors, no award granted under the Independent Director Plan will be transferable except through the laws of descent and distribution.

We have authorized and reserved 200,000 shares for issuance under the Independent Director Plan. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock distribution, stock split, spin-off, rights offering or large nonrecurring cash distribution), the share authorization limits under the Independent Director Plan will be adjusted proportionately and the board of directors will make such adjustments to the Independent Director Plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock distribution or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the Independent Director Plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

The conflicts committee may in its sole discretion at any time determine that all or a part of a director’s time-based vesting restrictions on all or a portion of a director’s outstanding shares of restricted stock will lapse, as of such date as the committee may, in its sole discretion, declare. The conflicts committee may discriminate among participants or among awards in exercising such discretion.

The Independent Director Plan will automatically expire on August 11, 2020, unless extended or earlier terminated by the board of directors. The board of directors may terminate the Independent Director Plan at any time. The expiration or other termination of the Independent Director Plan will not, without the participants’ consent, have an adverse impact on any award that is outstanding at the time the Independent Director Plan expires or is terminated. The board of directors may amend the Independent Director Plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the Independent Director Plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the Independent Director Plan.

No awards have been issued under the Independent Director Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

We have adopted the 2010 Long-Term Incentive Plan, which we refer to as the Incentive Plan, and the Amended and Restated 2010 Independent Director Stock Plan, which we refer to as the Independent Director Plan. The Incentive Plan and the Independent Director Plan, collectively, are intended to attract and retain officers, directors, advisors and consultants considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. Although we do not currently intend to hire any employees, any employees we may hire in the future would also be eligible to participate in the Incentive Plan. We have reserved an aggregate number of 9,000,000 shares for issuance pursuant to awards granted under the Incentive Plan. We have also reserved an aggregate number of 200,000 shares for issuance pursuant to awards under the Independent Director Plan. Both plans were approved prior to commencement of our offering by our board of directors on August 9, 2010 and by our sole stockholder on August 11, 2010. No awards have been issued under either of the plans, and we currently have no plans to issue any awards under the Incentive Plan.

Security Ownership of Certain Beneficial Owners

The following table shows, as of December 31, 2010, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage
Michael C. Phillips	75,556	(3)	10.3%
Jeffrey S. Edison	75,834	(3)	10.4%
John B. Bessey	5,556		0.8%
R. Mark Addy	2,778		0.4%
Richard J. Smith	2,778		0.4%
Leslie T. Chao	27,778		3.8%
Ronald K. Kirk	53,819		7.4%
Ethan J. Hershman	5,556		0.8%
Paul F. Massey, Jr.	278		0.8%

All officers and directors as a group	249,933		34.2%

(1)	The address of each named beneficial owner is c/o Phillips Edison – ARC Shopping Center REIT Inc., 11501 Northlake Drive, Cincinnati, Ohio 45249.
(2)	None of the shares are pledged as security.
(3)	The Sub-advisor purchased 20,000 shares of common stock from us at $10.00 per share. Messrs. Phillips and Edison indirectly own and control the Sub-advisor, and therefore have voting and dispositive control of the shares held by the Sub-advisor.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the Audit Committee and the Conflicts Committee are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The board of directors has determined that Leslie T. Chao, Ronald K. Kirk, Ethan J. Hershman, and Paul F. Massey, Jr. each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Transactions with Related Persons

Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by the advisory agreement with the Advisor, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee has reviewed the material transactions between our affiliates and us since the beginning of 2010, as well as any such currently proposed transactions. Set forth below is a description of such transactions.

Certain Transactions with Related Persons

The Advisor is wholly owned by our AR Capital sponsor and one of our directors, Mr. Kahane, is the President, Chief Operating Officer, and Treasurer of the Advisor. The Sub-advisor is wholly owned by our Phillips Edison sponsor. Additionally, certain of our directors and officers, Messrs. Phillips, Edison, Bessey, and Smith, serve as the executive officers of the Sub-advisor. The Property Manager is wholly owned by our Phillips Edison sponsor and Messrs. Phillips, Edison and Smith hold key positions at the Property Manager. The Dealer Manager is indirectly wholly owned by our AR Capital sponsor.

Our Relationship with the Advisor and Sub-advisor

Pursuant to our advisory agreement, the Advisor is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. The Advisor has entered into a sub-advisory agreement with the Sub-advisor, which manages our day-to-day affairs and our portfolio of real estate investments, subject to the board’s supervision and certain major decisions requiring the consent of both the Advisor and Sub-advisor. The expenses to be reimbursed to the Advisor and Sub-advisor will be reimbursed in proportion to the amount of expenses incurred on our behalf by the Advisor and Sub-advisor, respectively.

Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. As of December 31, 2010, the Advisor, Sub-advisor or their affiliates have paid approximately $4.8 million of offering and organization costs. None of this amount has been reimbursed. We anticipate that these costs will not exceed the limitation upon completion of the offering. The Sponsors provided $0.1 million for certain of our general and administrative expenses as a capital contribution. Our Sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that our Sponsors will continue to contribute monies to fund future expenses.

We will pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments acquired or originated by us, including acquisition or origination expenses and any debt attributable to such investments. We incurred acquisition fees payable to the Advisor, Sub-advisor and their affiliates of approximately $90,000 and $120,000 in connection with the acquisition of Lakeside Plaza and Snow View Plaza, respectively. The entire combined amount of these acquisition fees of approximately $210,000 remains outstanding and payable by us as of December 31, 2010.

We will pay the Advisor an asset management fee for the asset management services it provides pursuant to the advisory agreement. The asset management fee, payable quarterly in advance (based on assets we held during the previous quarter) on January 1, March 1, July 1 and October 1 will be equal to 0.25% of the sum of the cost of all real estate and real estate-related investments we own and of our investments in joint ventures, including acquisition fees, acquisition and origination expenses and any debt attributable to such investments. The Advisor and the Sub-advisor have informed us that they will forego payment of all or a portion of the asset management fees to the extent that, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Specifically, our MFFO (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association (a trade association for direct investment programs, including non-listed REITs, with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate)), during the quarter must be at least equal to our declared distributions (whether or not paid) during the quarter. However, we cannot avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis. On March 28, 2011, we amended our advisory agreement to reflect such waiver. Asset management fees for the year ended December 31, 2010 were $18,000, but have been waived by the Advisor and Sub-advisor.

We will pay the Advisor or Sub-advisor a financing fee equal to a total of 0.75% of all amounts made available under any loan or line of credit. We incurred financing fees payable to the Advisor, Sub-advisor and their affiliates of approximately $45,000 and $65,000, in connection with the mortgage loans secured by Lakeside Plaza and Snow View Plaza, respectively. The entire combined amount of these financing fees of approximately $110,000 remains outstanding and payable by us as of December 31, 2010.

The Sub-advisor has agreed to purchase on a monthly basis sufficient shares sold in our offering such that the total shares owned by the Sub-advisor is equal to at least 0.10% of our outstanding shares (ignoring shares issued after the commencement of, and outside of, our offering) at the end of each immediately preceding month. The Sub-advisor will purchase shares at a purchase price of $9.00 per share, reflecting no dealer manager fee or selling commissions being paid on such shares. The Sub-advisor may not sell any of these shares while serving as the Sub-advisor.

As of December 31, 2010, the Sub-advisor owns 20,000 shares of our common stock, or approximately 2.7% of our common stock that has been issued.

On December 13, 2010, we entered into a $1.5 million bridge loan (the “Bridge Loan”) with the Sub-advisor. The Bridge Loan is scheduled to mature on March 13, 2011. The Bridge Loan incurs interest at the 30-day LIBO rate plus 3.25%. We have the right to prepay the Bridge Loan at any time in whole or in part without premium or penalty. As of December 31, 2010, the balance of the Bridge Loan was $600,000. On February 9, 2011, we completed the repayment of this bridge loan.

Our Relationship with the Property Manager

All of our real properties may be managed and leased by the Property Manager. The Property Manager is wholly owned by our Phillips Edison sponsor and was organized on September 15, 1999. The Property Manager manages real properties acquired by the Phillips Edison affiliates or other third parties.

We will pay to the Property Manager monthly property management fees equal to 4.5% of the annualized gross revenues of the properties managed by the Property Manager. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay the Property Manager a monthly oversight fee equal to 1.0% of the annualized gross revenues of the property managed. In addition to the property management fee or oversight fee, if the Property Manager provides leasing services with respect to a property, we will pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. We will reimburse the costs and expenses incurred by the Property Manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

If we engage the Property Manager to provide leasing services with respect to a particular property, we will pay a leasing fee in an amount that is usual and customary for comparable services rendered in the geographic market of the property.

If we engage the Property Manager to provide construction management services with respect to a particular property, we will pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.

There were no property management fees incurred or paid in 2010.

Our Relationship with the Dealer Manager

The Dealer Manager is a member firm of the Financial Industry Regulatory Authority (FINRA) and was organized on August 29, 2007. The Dealer Manager will provide certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager will generally be paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

There were no dealer manager fees incurred or paid in 2010, as all shares were sold through our “friends and family” program for which no fees or commissions are paid.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

During the year ended December 31, 2010, Deloitte & Touche LLP served as our independent auditor and provided certain domestic tax and other services. Deloitte & Touche LLP has served as our independent auditor since our formation.

Pre-approval Policies

The Audit Committee’s charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” preapproval, it will require “specific” preapproval by the Audit Committee.

All requests or applications for services to be provided by the independent auditor which do not require specific preapproval by the Audit Committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general preapproval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditors.

Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The chair of the Audit Committee has been delegated the authority to specifically pre-approve all services not covered by the general preapproval guidelines up to an amount not to exceed $75, 000 per occurrence. Amounts requiring preapproval in excess of $75,000 per occurrence require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the chair of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting.

All services rendered by Deloitte & Touche LLP for the year ended December 31, 2010 were preapproved in accordance with the policies and procedures described above.

Principal Auditor Fees

The following table sets forth fees for professional audit services rendered for the audits of our annual financial statements for 2010 and 2009 by Deloitte & Touche LLP and fees for other services rendered by them:

($000s)	2010	2009
Audit fees (1)	$122	$45
Audit-related fees (2)	54	—
Tax fees (3)	15	—

Total	$191	$45

(1)	Audit fees include the financial statement audits, registration statements and related filings.
(2)	Audit-related fees primarily include the audits and quarterly reviews of historical statements of revenues and certain expenses of properties acquired.
(3)	Tax fees consist of fees for review of federal and state income tax returns.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

(b)	Exhibits

Ex.	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix C to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.4	Share Repurchase Program (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.5	Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated July 28, 2010 (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.6	First Amendment to Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated September 17, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed September 24, 2010)

10.1	Fourth Amended and Restated Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated September 17, 2010 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

10.2	Master Property Management, Leasing and Construction Management Agreement by and between the Company and Phillips Edison & Company Ltd. dated July 27, 2010 (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 28, 2010)

10.3	Amended and Restated 2010 Independent Director Stock Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

10.4	Second Amended and Restated Sub-Advisory Agreement by and between American Realty Capital II Advisors, LLC and Phillips Edison NTR LLC dated September 17, 2010 (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

Ex.	Description

10.5	2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

10.6	Shopping Center Purchase Agreement by and between Phillips Edison Group, LLC and EIG Snow View Plaza dated August 26, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2010)

10.7	First Amendment to Shopping Center Purchase Agreement by and between Phillips Edison Group, LLC and EIG Snow View Plaza dated October 4, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2010)

10.8	Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group, LLC and Snow View Plaza LLC dated October 11, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2010)

10.9	Shopping Center Purchase Agreement by and between Phillips Edison Group, LLC and Lakeside Plaza, LLC dated September 14, 2010 (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 10, 2011)

10.10	Amendment to Shopping Center Purchase Agreement by and between Phillips Edison Group, LLC and Lakeside Plaza, LLC dated October 20, 2010 (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 10, 2011)

10.11	Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group, LLC and Lakeside (Salem) Station LLC dated October 28, 2010 (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 10, 2011)

10.12	Loan Agreement by and between Lakeside (Salem) Station LLC and Wells Fargo Bank, N.A. dated December 10, 2010 (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 10, 2011)

10.13	Promissory Note by Lakeside (Salem) Station LLC in favor of Wells Fargo Bank, N.A. dated December 10, 2010 (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 10, 2011)

10.14	Promissory Note by the Company in favor of Phillips Edison NTR LLC dated December 13, 2010 (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 10, 2011)

10.15	Loan Agreement by and between Snow View Plaza LLC and Wells Fargo Bank, N.A. dated December 15, 2010 (incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 10, 2011)

10.16	Promissory Note by Snow View Plaza LLC in favor of Wells Fargo Bank, N.A. dated December 15, 2010 (incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 10, 2011)

10.17	Second Amended and Restated Exclusive Dealer Manager Agreement by and between the Company and Realty Capital Securities, LLC dated September 17, 2010 (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 10, 2011)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the year ended December 31, 2010 and for the period from December 3, 2009 (formation) to December 31, 2009	F-4

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2010 and for the period from December 3, 2009 (formation) to December 31, 2009	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2010 and for the period from December 3, 2009 (formation) to December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7

Real Estate and Accumulated Depreciation (Schedule III)	F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Phillips Edison—ARC Shopping Center REIT Inc.

We have audited the accompanying consolidated balance sheets of Phillips Edison—ARC Shopping Center REIT Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010 and the period from December 3, 2009 (formation) to December 31, 2009. Our audit for the year ended December 31, 2010, also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phillips Edison – ARC Shopping Center REIT Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and the period from December 3, 2009 (formation) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 30, 2011

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(In thousands, except share amounts)

	2010	2009
ASSETS
Investment in real estate:
Land	$7,692	$
Building and improvements	11,438

Total investment in real estate assets	19,130		—

Accumulated depreciation and amortization	(65)

Total investment in real estate assets, net	19,065
Acquired intangible lease assets, less accumulated amortization of $43	2,328
Cash and cash equivalents	707		200
Restricted Cash	11
Accounts receivable	189
Deferred financing expense, less accumulated amortization of $10	231
Prepaid expenses and other	173		943

Total assets	$22,704		$1,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable	$14,695	$
Notes payable—affiliates	600		—
Acquired below market lease intangibles, less accumulated amortization of $10	442		—
Accounts payable	113		—
Accounts payable—affiliates	5,542		943
Accrued and other liabilities	155		—

Total liabilities	21,547		943
Commitments and contingencies	—		—
Stockholders’ equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; zero shares issued and outstanding at December 31, 2010 and December 31, 2009	$—		$—
Common stock, $0.01 par value, 180,000,000 shares authorized, 730,570 and 20,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	7
Additional paid-in capital	1,934		200
Accumulated deficit	(784)		—

Total stockholders’ equity	1,157		200

Total liabilities and stockholders’ equity	$22,704		$1,143

See notes to consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2010 and the period from December 3, 2009

(formation) to December 31, 2009

(In thousands, except share and per share amounts)

	2010	2009
Revenues:
Rental income	$85	$—
Tenant recovery income	13

Total revenues	98	—

Expenses:
Property operating	32
General and administrative	228
Acquisition-related expenses	467
Depreciation and amortization	81

Total expenses	808

Operating loss	(710)	—
Other income	1
Interest expense	(38)	—

Net loss	$(747)	$—

Per share information—basic and diluted:
Weighted average basic and diluted common shares outstanding	168,419	20,000

Basic and diluted loss per share	$(4.44)	$—

See notes to consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2010 and the period from December 3, 2009

(formation) to December 31, 2009

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 3, 2009 (formation)	—	$—	$—	$—	$—
Issuance of common stock at formation	20,000	—	200	—	200

Balance at December 31, 2009	20,000	—	200	—	200
Issuance of common stock	710,570	7	6,384		6,391
Contribution from Sponsor			140		140
Distributions declared, $0.22 per share	—	—	—	(37)	(37)
Offering costs			(4,790)	—	(4,790)
Net loss	—	—	—	(747)	(747)

Balance at December 31, 2010	730,570	$7	$1,934	$(784)	$1,157

See notes to consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE PERIOD FROM DECEMBER 3, 2009

(FORMATION) TO DECEMBER 31, 2009

(In thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(747)	$
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81
Net amortization of above and below market leases	17
Amortization of deferred financing costs	10
Changes in operating assets and liabilities:
Prepaid expenses and other	(173)
Accounts payable	113
Accounts payable—affiliates	782
Accrued and other liabilities	118

Net cash provided by operating activities	201

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(21,238)
Change in restricted cash	(11)

Net cash used in investing activities	(21,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,391		200
Proceeds from mortgage payable	14,695
Proceeds from notes payable—affiliates	1,500
Payments for notes payable—affiliates	(900)
Payments of loan financing costs	(131)		—

Net cash provided by financing activities	21,555		200

NET INCREASE IN CASH AND CASH EQUIVALENTS	507		200
CASH AND CASH EQUIVALENTS:
Beginning of period	200		—

End of period	$707		$200

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Offering costs payable to advisor and sub-advisor	$3,847		$943
Reclassification of deferred offering costs to Additional Paid-in Capital	4,790		—
Contribution from Sponsors	140		—
Distributions payable	37		—
Financing costs payable to advisor and sub-advisor	110		—

See notes to consolidated financial statements.

Phillips Edison—ARC Shopping Center REIT Inc.

Notes to Consolidated Financial Statements

1. ORGANIZATION

Phillips Edison—ARC Shopping Center REIT Inc. (the “Company”) was formed as a Maryland corporation on October 13, 2009 and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. Substantially all of the Company’s business is conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. The Company is the sole limited partner of the Operating Partnership, and the Company’s wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

The Company has offered to the public pursuant to a registration statement $1,785 million in shares of common stock (the “offering”). The offering is for $1,500 million in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the primary offering and the dividend reinvestment plan.

On August 12, 2010, the Company’s registration statement on Form S-11 (File No. 333-164313) was declared effective under the Securities Act of 1933, and on September 17, 2010, the Company broke the minimum offering escrow amount of $2.5 million. Prior to September 17, 2010, the Company’s operations had not yet commenced. As of December 31, 2010, the Company had raised $6.6 million in gross offering proceeds from the issuance of 730,570 shares of common stock.

The Company’s advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a newly organized limited liability company that was formed in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by American Realty Capital II, LLC (“AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and the Company, the Advisor is ultimately responsible for the management of the Company’s day-to-day activities and the implementation of its investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of the Company’s day-to-day operations and the Company’s portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

As of December 31, 2010, the Company owned two properties. Lakeside Plaza, an 82,033 square foot (unaudited) grocery-anchored retail center located in Salem, Virginia, was acquired on December 10, 2010. The purchase price for the property was $9.8 million. This acquisition was financed in part with the proceeds of a $6.1 million variable-rate mortgage loan. Lakeside Plaza represents the collateral for this loan. Snow View Plaza, a 100,460 square foot (unaudited) grocery-anchored retailer located in Parma, Ohio, was acquired on December 15, 2010 for $12.3 million. This acquisition was financed in part with the proceeds of an $8.6 million variable-rate mortgage loan. Snow View Plaza represents the collateral for this loan. In addition, the Company received proceeds through a note from the sub-advisor to facilitate these acquisitions. The balance of this note at December 31, 2010, was $600. The balance As of December 31, 2010, these properties had occupancies of 98.9% and 98.0%, respectively (unaudited).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements of the Company include the accounts of the Company and the Operating Partnership (over which the Company exercises financial and operating control). The financial statements of the Operating Partnership are prepared using accounting policies consistent with the Company. All significant intercompany balances and transactions are eliminated upon consolidation.

Partially Owned Entities If the Company determines that it is an owner in a variable-interest entity (“VIE”) and it holds a controlling financial interest, then it will consolidate the entity as the primary beneficiary. For partially-owned entities determined not to be a VIE, the Company analyzes rights held by each partner to determine which would be the consolidating party. The Company will generally consolidate entities (in the absence of other factors when determining control) when it has over a 50% ownership interest in the entity. The Company will assess its interests in VIEs on an ongoing basis to determine whether or not it is the primary beneficiary. However, the Company will also evaluate who controls the entity even in circumstances in which it has greater than a 50% ownership interest. If the Company does not control the entity due to the lack of decision-making abilities, it will not consolidate the entity.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to the useful lives of assets; recoverable amounts of receivables; and initial valuations of tangible and intangible assets and liabilities and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts.

Organizational and Offering Costs—The Sub-advisor has paid offering expenses on the Company’s behalf. The Company will reimburse on a monthly basis the Sub-advisor for these costs and future organization and offering costs it, the Advisor, or any of their respective affiliates may incur on the Company’s behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. These offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by the Company in connection with the offering, including legal, accounting, printing, mailing and filing fees, charges of the escrow holder and transfer agent, reimbursement to the Advisor and Sub-advisor for the Company’s portion of the salaries and related employment costs of the Advisor’s and Sub-advisor’s employees who provide services to the Company (excluding costs related to employees who provide services for which the Advisor or Sub-advisor, as applicable, receive acquisition or disposition fees), reimbursement to Realty Capital Securities, LLC, the dealer manager (“the Dealer Manager”) for amounts it may pay to reimburse the bona fide due diligence expenses of broker-dealers, costs in connection with preparing supplemental sales materials, the Company’s costs of conducting bona fide training and education meetings held (primarily the travel, meal and lodging costs of the non-registered officers of the Company and the non-registered officers of the Advisor and Sub-advisor to attend such meetings, and cost reimbursement for non-registered employees of the company’s affiliates to attend retail seminars conducted by broker-dealers. These offering costs include travel services provided to the Advisor or Sub-advisor by a related party of one or more of the sponsors. Costs associated with the offering are charged against the gross proceeds of the offering. As of December 31, 2010, the Advisor, Sub-advisor and their affiliates have paid approximately $4,800 of offering and organization costs. The Company owes the Advisor, Sub-advisor and their affiliates approximately $4,800 for offering and organization costs as of December 31, 2010.

Investment Property and Lease Intangibles—Real estate assets acquired directly by the Company are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 5-7 years for furniture, fixtures and equipment, 15 years for land improvements and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful life of the assets are capitalized and maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment whenever if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by independent appraisers are used to allocate the purchase price of each identifiable asset acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities, such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Acquisition related costs are expensed as incurred. Values of buildings and improvements are determined on an as if vacant basis.

The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.

Acquired above- and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the fair value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of above- and below-market lease value is charged to rental revenue.

Acquired above- and below-market ground lease values are recorded based on the difference between the present values (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of the fair value of land under the ground leases. The capitalized above- and below-market lease values will be amortized as adjustments to ground lease expense over the lease term.

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

Deferred Financing Costs—Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing costs incurred during the year ended December 31, 2010 were approximately $241. Of this amount, approximately $110 was incurred as a result of the financing fee due to the Advisor, Sub-advisor and their affiliates. Amortization of deferred financing costs for the year ended December 31, 2010 was approximately $10 and was recorded in interest expense in the consolidated statements of operations.

Revenue Recognition—The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.

If the Company concludes that it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.

The Company recognizes rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts receivable. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decreases in the later years of a lease. The Company’s policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved. The Company periodically reviews the collectability of outstanding receivables. Allowances will be taken for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenses are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursement.

The Company records lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.

Income Taxes—The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for the taxable year ended December 31, 2010. The Company’s qualification and taxation as a REIT depends on its ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If the Company fails to qualify as a REIT for any reason in a taxable year, it will be subject to tax on its taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

Repurchase of Common Stock—The Company offers a share repurchase program which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 3). The Company accounts for those financial instruments that represent a mandatory obligation of the Company to repurchase shares as liabilities to be reported at settlement value. At such time, the Company will reclassify such obligations from equity to a liability based upon their respective settlement values. As of December 31, 2010, no obligations exist.

Restricted Cash—The Company is currently engaged in a public offering of its common stock. Restricted cash primarily consisted of escrowed investor proceeds for which shares of common stock had not been issued of approximately $11 as of December 31, 2010.

Earnings Per Share—Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for the year ended December 31, 2010.

Segment Reporting—The Company assesses and measures operating results of its properties based on net property operations. The Company internally evaluates the operating performance of its portfolio of properties and does not differentiate properties by geography, size or type. Each of the Company’s investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the Company’s properties are aggregated into one reportable segment as the Company evaluates the aggregate performance of the properties.

Interest—Interest is charged to expense as it accrues. No interest costs were capitalized during the year ended December 31, 2010.

Impact of Recently Issued Accounting Pronouncements—Effective January 1, 2010, companies that issue a portion of their distributions to shareholders in stock should account for the stock portion that allows the shareholder to elect to receive cash or shares with potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate as a share issuance, which is to be reflected in earnings per share prospectively. This guidance did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2010, the analysis for identifying the primary beneficiary of a VIE has been simplified by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The analysis requires the primary beneficiary of a VIE to be identified as the party that both (a) has the power to direct the activities of a VIE that most significantly impact its economic performance and (b) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. Although the amendment significantly affects the overall consolidation analysis under previously issued guidance, the adoption on January 1, 2010 did not have a material impact on the consolidated financial statements.

Effective January 1, 2010, companies are required to separately disclose the amounts of significant transfers of assets and liabilities into and out of Level 1, Level 2 and Level 3 of the fair value hierarchy and the reasons for those transfers. Companies must also develop and disclose their policy for determining when transfers between levels are recognized. In addition, companies are required to provide fair value disclosures for each class rather than each major category of assets and liabilities. For fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), companies are required to disclose the valuation technique and the inputs used in determining fair value for each class of assets and liabilities. This guidance did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2011, companies will be required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The Company does not expect this will have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2011, public companies that enter into a business combination will be required to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the supplemental pro forma disclosures will be expanded. If the Company enters into a business combination, it will comply with the disclosure requirements of this guidance.

3. STOCKHOLDERS’ EQUITY

General—The Company has the authority to issue a total of 180,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2010, the Company has issued 730,570 shares of common stock generating gross cash proceeds of $6.6 million and has issued no shares of preferred stock. The holders of shares of the common stock, are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. The Company’s charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—The Company has adopted a dividend reinvestment plan that allows stockholders to have dividends and other distributions invested in additional shares of its common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the dividend reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company’s common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.

Share Repurchase Program—The Company’s share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased.

The discount will vary based upon the length of time that the shares of the Company’s common stock subject to repurchase have been held. Unless the shares are being repurchased in connection with a stockholder’s death or “qualifying disability”, the prices at which the Company will repurchase shares are as follows:

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

Notwithstanding the above, once the Company establishes an estimated value per share of its common stock that is not based on the price to acquire a share in the primary offering or a follow-on public or private offering, the repurchase price per share for all stockholders would be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose.

Repurchase of shares of common stock will be made monthly upon written notice received by the Company at least five days prior to the end of the applicable month. Stockholders may withdraw their repurchase request at any time up to five business days prior to the repurchase date.

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice.

2010 Independent Director Stock Plan—The Company has adopted a long-term incentive plan that will be used to attract and retain qualified directors. The Company’s 2010 Independent Director Stock Plan (the “Independent Director Plan”) will offer these individuals an opportunity to participate in the Company’s growth through awards of shares of restricted common stock subject to time-based vesting. No shares were issued under this plan in 2010.

The Company’s board of directors or a committee appointed by the board of directors will administer the Independent Director Plan, with sole authority to determine all of the terms and conditions of the awards. No awards will be granted under the Independent Director Plan if the grant or vesting of the awards would jeopardize the Company’s status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under the Company’s charter.

The Company’s board of directors may in its sole discretion at any time determine that all or a part of a director’s time-based vesting restrictions on all or a portion of a director’s outstanding shares of restricted stock will lapse, as of such date as the committee may, in its sole discretion, declare. The Company’s board of directors may discriminate among participants or among awards in exercising such discretion.

The Independent Director Plan will automatically expire on the tenth anniversary of the date on which it is approved by the Company’s board of directors and stockholders, unless extended or earlier terminated by the board of directors. The board of directors may terminate the Independent Director Plan at any time.

4. FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3—Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses—The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Real estate investments—The purchase prices of the investment properties were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, income and expense growth rates and current markets rents and allowances, from a third party appraisal.

Mortgages loans payable and Notes payable—affiliates—As these items were originated in December 2010, management believes the carrying amounts approximate fair value as of December 31, 2010.

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial assets and liabilities.

5. REAL ESTATE ACQUISITIONS

During the year ended December 31, 2010, the Company acquired a 100% interest in two grocery-anchored retail centers for an aggregate purchase price of approximately $21.1 million. The Company financed the acquisitions with net proceeds from the offering, through the issuance of approximately $14.7 million in mortgage notes, each of which is secured by the respective properties on which the debt was placed and the issuance of a note of $1.5 million from its Sub-advisor. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated the aggregate purchase price of approximately $7.7 million to land, approximately $11.4 million to building and improvements, approximately $0.9 million to acquired in-place leases, approximately $0.4 million to acquired below-market leases, and approximately $1.5 million to acquired above-market leases. In addition, the Company acquired approximately $0.2 million in accounts receivable as part of the acquisitions. The Company expensed approximately $0.4 million of acquisition costs related to the acquisitions. The Company is finalizing the review of the purchase price allocation and is obtaining additional information with respect to land and building appraisals. Preliminary allocation of the purchase price may be subject to change no later than one year as the Company finalizes its analysis.

The Company recorded revenue for the year ended December 31, 2010 of approximately $98 and a net loss for the year ended December 31, 2010 of approximately $47 for the properties acquired, without consideration of acquisition-related expenses.

The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the Company’s acquisitions were completed as of the beginning of each period presented.

As the Company’s operations did not commence until September 17, 2010, comparative pro forma information for the period from December 3, 2009 (formation) to December 31, 2010 is not presented.

The Company estimated that revenues, on a pro forma basis, for the year ended December 31, 2010, would have been approximately $2,100 (unaudited) and the Company’s net loss, on a pro forma basis, would have been approximately $480 (unaudited).

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following as of December 31, 2010:

Acquired in-place leases, net of accumulated amortization of $16	$836
Acquired above market leases, net of accumulated amortization of $27	1,492

Total	$2,328

Amortization expense recorded on the intangible assets during the year ended December, 31, 2010 was $43.

Estimated amortization expense of the respective acquired intangible lease assets as of December 31, 2010 for each of the five succeeding years is as follows:

Year	In-Place Leases	Above Market Leases
2011	$198	$321
2012	198	321
2013	198	321
2014	154	301
2015	88	228

Total	$836	$1,492

The weighted average amortization periods for acquired in-place lease and above market lease intangibles are 4 and 5 years, respectively.

The aggregate cost of real estate owned at December 31, 2010 for federal income tax purposes was approximately $21,463 (unaudited).

7. MORTGAGE LOANS AND NOTES PAYABLE—AFFILIATES

As of December 31, 2010, the Company had approximately $14.7 million of mortgage loans payable and $0.6 million of notes payable to affiliates outstanding. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed. The mortgage notes payable are non-recourse to the Company. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the mortgage notes payable, was approximately $21.1 million as of December 31, 2010. The mortgage notes may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreement.

The following is a summary of the Company’s outstanding debt obligations as of December 31, 2010:

Property and Related Loan	Outstanding Principal Balance	Interest Rate	Loan Type	Payments	Maturity Date
Bridge Loan	$600	One-month LIBOR + 3.25%	Related-party loan	Principal and interest due on maturity date (1)	March 13, 2011

Lakeside Loan (2)	$6,125	3.0% + the quotient of (i) one-month LIBOR divided by (ii) one minus the reserve percentage as set forth by the Federal Reserve Board (3)	First mortgage loan	Monthly interest only payments through July 1, 2012, followed by continued monthly interest payments and monthly payments of principal in the amount of approximately $20 (4)	December 10, 2012 (5)

Snow View Loan (2)	$8,570	3.0% + the quotient of (i) one-month LIBOR divided by (ii) one minus the reserve percentage as set forth by the Federal Reserve Board (6)	First mortgage loan	Monthly interest only payments through July 1, 2012 followed by continued monthly interest payments and monthly payments of principal in the amount of approximately $29 (7)	December 15, 2012 (8)

	$15,295

(1)	The Company may prepay the Bridge Loan in whole or in part without penalty. On February 9, 2011, the Company completed the repayment of this bridge loan.
(2)	The Lakeside Loan and the Snow View Loan subject Lakeside Plaza and Snow View Plaza to cross-collateral and cross-default provisions under separate and corresponding provisions of each loan. The Company’s operating partnership has guaranteed its obligations under the Lakeside Loan and the Snow View Loan.
(3)	If the principal amount of the Lakeside Loan is reduced by at least $675 and Lakeside Plaza achieves a minimum debt yield of 12.50%, then the interest rate for the Lakeside Loan will be 2.75% plus the quotient of (i) LIBOR divided by (ii) one minus the reserve percentage. If the principal amount of the Lakeside Loan is reduced by at least $675 and Lakeside Plaza achieves a minimum debt yield of 15.00%, then the interest rate for the Lakeside Loan will be 2.50% plus the quotient of (i) LIBOR divided by (ii) one minus the reserve percentage.
(4)	On or before July 1, 2012, the Company is required to repay principal in the amount of $675. The Company has the right to prepay any outstanding amounts at any time in whole or in part without premium or penalty.
(5)	The Company may extend the maturity date of the Lakeside Loan to December 10, 2013 upon payment of an extension fee equal to 0.25% of the amount outstanding on December 10, 2012.
(6)

If the principal amount of the Snow View Loan is reduced by at least $940 and Snow View Plaza achieves a minimum debt yield of 12.50%, then the interest rate for the Snow View Loan will be 2.75% plus the quotient of (i) LIBOR divided by (ii) one minus the reserve percentage. If the principal amount of the Snow View Loan is reduced by at least $940 and Snow View Plaza achieves a minimum debt yield of 15.00%, then the interest rate for the Snow View Loan will be 2.50% plus the quotient of (i) LIBOR divided by (ii) one minus the reserve percentage.

(7)	On or before July 1, 2012, the Company is required to repay principal in the amount of $940. The Company has the right to prepay any outstanding amounts at any time in whole or in part without premium or penalty.
(8)	The Company may extend the maturity date of the Snow View Loan to December 15, 2013 upon payment of an extension fee equal to 0.25% of the amount outstanding on December 15, 2012.

Below is a listing of the mortgage loans payable and the notes payable to affiliates with their respective principal payment obligations.

Year	Amount
2011	$600
2012	14,695
2013	—
2014	—
2015	—
2016 and thereafter	—

Total	$15,295

8. ACQUIRED BELOW MARKET LEASE INTANGIBLES

Acquired below market lease intangibles consisted of the following as of December 31, 2010:

Acquired below market leases, net of accumulated amortization of $10	$442

Amortization recorded on the intangible lease liability for the year ended December, 31, 2010 was $10.

Estimated amortization income of the intangible lease liability as of December 31, 2010 for each of the five succeeding years is as follows:

Year	Below Market Leases
2011	$116
2012	116
2013	116
2014	73
2015	21

Total	$442

The weighted average amortization period for below market lease intangibles is 4 years.

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on its consolidated financial statements.

10. RELATED PARTY TRANSACTIONS

Advisory Agreement—Pursuant to the Company’s advisory agreement, the Advisor is entitled to specified fees for certain services, including managing the day-to-day activities and implementing the Company’s investment strategy. The Advisor has entered into a sub-advisory agreement with the Sub-advisor, which manages the Company’s day-to-day affairs and the Company’s portfolio of real estate investments, subject to the board’s supervision and certain major decisions requiring the consent of both the Advisor and Sub-advisor. The expenses to be reimbursed to the Advisor and Sub-advisor will be reimbursed in proportion to the amount of expenses incurred on the Company’s behalf by the Advisor and Sub-advisor, respectively.

Organization and Offering Costs—Under the terms of the Advisory Agreement, the Company is to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on the Company’s behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. The Company anticipates that these costs will not exceed the limitation upon completion of the offering. As of December 31, 2010, the Advisor, Sub-advisor or their affiliates have paid approximately $4.8 million of offering and organization costs.

Acquisition Fee—The Company will pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments acquired or originated by the Company, including acquisition or origination expenses and any debt attributable to such investments. The Company incurred acquisition fees payable to the Advisor, Sub-advisor and their affiliates of approximately $90 and $120, respectively, in connection with the acquisitions Lakeside Plaza and Snow View Plaza. The entire combined amount of these acquisition fees of approximately $210 remains outstanding and payable by the Company as of December 31, 2010.

Asset Management Fee—The Company will pay the Advisor an asset management fee for the asset management services it provides pursuant to the advisory agreement. The asset management fee, payable quarterly in advance (based on assets held by the Company during the previous quarter) on January 1, March 1, July 1 and October 1 will be equal to 0.25% of the sum of the cost of all real estate and real estate-related investments the Company owns and of its investments in joint ventures, including certain expenses and any debt attributable to such investments. The Advisor and the Sub-advisor have informed the Company that they will forego payment of the asset management fees if, as of the date of payment, the Company’s operating performance during the prior quarter has not been commensurate with its distributions during such period. Specifically, the Company’s MFFO (as defined by the then-current practice guidelines issued by the Investment Program Association and with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate)), during the quarter must be at least equal to its declared distributions (whether or not paid) during the quarter. However, the Company cannot avoid payment of an asset management fee by raising its distribution rate beyond $0.65 per share on an annualized basis. Asset management fees for the year ending December 31, 2010 were $18, but have been waived by the Advisor and Sub-advisor.

Financing Fee—The Company will pay its Advisor or Sub-advisor a financing fee equal to a total of 0.75% of all amounts made available under any loan or line of credit. The Company incurred financing fees payable to the Advisor, Sub-advisor and their affiliates of approximately $45 and $65, respectively, in connection with the mortgage loans used for the acquisition of Lakeside Plaza and Snow View Plaza. The entire combined amount of these financing fees of approximately $110 remains outstanding and payable by the Company as of December 31, 2010.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, the Company will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to the Company in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if the Company sells an asset to an affiliate, the Company’s organizational documents will prohibit it from paying the Advisor a disposition fee. There were no disposition fees incurred in 2010.

General and Administrative Expenses—The Sponsors provided $140 for certain general and administrative expenses of the Company as a capital contribution. Our Sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that our Sponsors will continue to contribute monies to fund future expenses.

Subordinated Share of Cash Flows—After investors who have not redeemed their shares have received a return of their net capital contributions and a 7.0% per year cumulative, noncompounded return, the Advisor is entitled to receive a total of 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise. This fee is payable only if the Company is not listed on an exchange.

Subordinated Incentive Fee—Upon the listing of the Company’s common stock on a national securities exchange, the Company will pay to the Advisor a fee equal to 15.0% of the amount by which (i) the market value of the outstanding stock plus distributions paid by the Company prior to listing to investors who have not redeemed their shares exceeds (ii) the sum of the total amount of capital raised from investors who have not redeemed their shares and the amount of cash flow necessary to generate a 7.0% per year cumulative, noncompounded return to those investors.

Property Manager—All of the Company’s real properties may be managed and leased by Phillips Edison & Company Ltd. (“Property Manager”), an affiliated property manager. The Property Manager is wholly owned by the Company’s Phillips Edison sponsor and was organized on September 15, 1999. The Property Manager manages real properties acquired by the Phillips Edison affiliates or other third parties.

The Company pays to the Property Manager monthly property management fees equal to 4.5% of the annualized gross cash receipts of the properties managed by the Property Manager. In the event that the Company contracts directly with a non-affiliated third-party property manager in respect of a property, it will pay the Property Manager a monthly oversight fee equal to 1.0% of the annualized gross revenues of the property managed. In addition to the property management fee or oversight fee, if the Property Manager provides leasing services with respect to a property, the Company will pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. The Company will reimburse the costs and expenses incurred by the Property Manager on its behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

If the Company engages the Property Manager to provide construction management services with respect to a particular property, the Company will pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.

The Property Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited, to on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by the Sub-advisor or certain of its affiliates. The Property Manager also directs the purchase of equipment and supplies and will supervise all maintenance activity.

There were no property management fees incurred or paid in 2010.

Dealer Manager—The Company’s current dealer manager is Realty Capital Securities, LLC (“Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority (FINRA) and was organized on August 29, 2007. The Dealer Manager is indirectly wholly owned by the Company’s AR Capital sponsor and will provide certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager will generally be paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

There were no dealer manager fees incurred or paid in 2010, as all shares were sold in conjunction with the Company’s “friends and family” program for which no fees or commissions are paid.

Share Purchases by Sub-advisor—The Sub-advisor has agreed to purchase on a monthly basis sufficient shares sold in the Company’s public offering such that the total shares owned by the Sub-advisor is equal to at least 0.10% of the Company’s outstanding shares (ignoring shares issued after the commencement of, and outside of, the initial public offering) at the end of each immediately preceding month. The Sub-advisor will purchase shares at a purchase price of $9.00 per share, reflecting no dealer manager fee or selling commissions being paid on such shares. The Sub-advisor may not sell any of these shares while serving as the Sub-advisor.

As of December 31, 2010, the Sub-advisor owns 20,000 shares of the Company’s common stock, or approximately 2.7% of its common stock that has been issued.

Bridge Loan from Sub-advisor—On December 13, 2010, the Company entered into a $1.5 million bridge loan (the “Bridge Loan”) with the Sub-advisor. The Bridge Loan is scheduled to mature on March 13, 2011. The Bridge Loan incurs interest at the 30-day LIBO rate plus 3.25%. The Company has the right to prepay the Bridge Loan at any time in whole or in part without premium or penalty. As of December 31, 2010, the balance of the Bridge Loan was $600,000. On February 9, 2011, the Company completed the repayment of this bridge loan.

11. ECONOMIC DEPENDENCY

The Company is dependent on the Advisor, Sub-advisor, the Property Manager and their respective affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, asset acquisition and disposition decisions, advances or contributions for distributions, bridge financing, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor and/or the Property Manager are unable to provide such services, the Company would be required to find alternative service providers or sources of capital.

As of December 31, 2010, the Company owes the Advisor, Sub-advisor and their respective affiliates approximately $5.5 million for offering and organization expenses, general and administrative expenses, and acquisition and financing fees.

Offering and organization expenses payable	$4.8 million
General and administrative expenses payable	0.4 million
Acquisition fees payable	0.2 million
Financing fees payable	0.1 million

Total due as of December 31, 2010	$5.5 million

The Sponsors provided $0.1 million for certain general and administrative expenses of the Company as a capital contribution. Our Sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that our Sponsors will continue to contribute monies to fund future expenses.

12. FUTURE MINIMUM RENTS

The Company’s operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of December 31, 2010, is as follows:

Year	Amount
2011	$1,933
2012	1,860
2013	1,701
2014	1,512
2015	1,371
Thereafter	4,648

Total	$13,025

13. QUARTERLY RESULTS (UNAUDITED)

Although the Company’s operations commenced on September 17, 2010 and the Company acquired two operating properties during the fourth quarter, the following is a summary of the unaudited quarterly financial information for the year ended December 31, 2010. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue
2010	$—	$—	$—	$98
Operating loss
2010	$—	$—	$(80)	$(630)
Net loss
2010	$—	$—	$(80)	$(667)
Diluted loss per share
2010	$—	$—	$(1.05)	$(3.39)

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

Sale of Shares of Common Stock

From January 1, 2011 through March 25, 2011, the Company raised approximately $3.5 million through the issuance of approximately 0.4 million shares of its common stock under its ongoing public offering. As of March 11, 2011, approximately 148.9 million shares remained available for sale to the public under the Company’s public offering, exclusive of shares available under its dividend reinvestment plan.

Distributions

On January 5, 2011, the Company paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for December 1, 2010 to December 31, 2010. The total gross amount of the distribution was approximately $37,000, with $5,000 being reinvested in the Company’s dividend reinvestment plan, for a net cash distribution of $32,000. The January distribution was funded from advances by the Sub-advisor.

On February 2, 2011, the Company paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for January 1, 2011 to January 31, 2011. The total gross amount of the distribution was approximately $42,000, with $6,000 being reinvested in the Company’s dividend reinvestment plan, for a net cash distribution of $36,000. The February distribution was funded from advances by the Sub-advisor.

On March 2, 2011, the Company paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for February 1, 2011 to February 28, 2011. The total gross amount of the distribution was approximately $43,000, with $7,000 being reinvested in the Company’s dividend reinvestment plan, for a net cash distribution of $36,000. The March distribution was funded from advances by the Sub-advisor.

Declaration of Distributions

On February 22, 2011, the Company’s board of directors declared distributions to be paid for daily stockholders of record for the month of March 2011. These distributions will be in a daily amount equal to $.001780802 per share of common stock outstanding.

On March 23, 2011, the Company’s board of directors declared distributions to be paid for the daily stockholders of record for the months of April, May and June 2011. These distributions will be in a daily amount equal to $.001780802 per share of common stock outstanding.

Repayment of Bridge Loan

On February 9, 2011, the Company completed the repayment of the loan in the amount of $600 from the Sub-advisor.

Amendment of Advisory Agreement

On March 28, 2011, the Company amended its advisory agreement to reflect a waiver of all or a portion of the asset management fee for any applicable period to the extent that as of the date of the payment, the Company’s modified funds from operations (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate)), during the quarter were not at least equal to its declared distributions during the quarter, provided that the distribution rate during such quarter was no more than $0.65 per share on an annualized basis.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2010

Description	Encumbrances	Initial Costs to Company			Gross Amount at Which Carried at December 31, 2010	Accumulated Depreciation	Date Acquired	Date Constructed
		Land	Building and Improvements, etc.	Adjustments to Basis
Lakeside Plaza	$6,125	$4,306	$4,289	$—	$8,595	$26	12/10/10	1989
Snowview Plaza	8,570	3,386	7,149	—	10,535	39	12/15/10	1995

Totals	$14,695	$7,692	$11,438	$—	$19,130	$65

December 31, 2010
Investment in real estate:
Balance at beginning of year	$—
Additions through cash expenditures	19,130

Balance at end of year	$19,130

Accumulated Depreciation
Balance at beginning of year	$—
Depreciation expense	65

Balance at end of year	$65

* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of March 2011.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL C. PHILLIPS Michael C. Phillips	Co-Chairman of the Board of Directors	March 30, 2011

/s/ JEFFREY S. EDISON Jeffrey S. Edison	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2011

/s/ RICHARD J. SMITH Richard J. Smith	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2011

/s/ WILLIAM M. KAHANE William M. Kahane	Director	March 30, 2011

/s/ LESLIE T. CHAO Leslie T. Chao	Director	March 30, 2011

/s/ ETHAN HERSHMAN Ethan Hershman	Director	March 30, 2011

/s/ RONALD K. KIRK Ronald K. Kirk	Director	March 30, 2011

/s/ PAUL MASSEY Paul Massey	Director	March 30, 2011