Form 10-Q
period 2011-03-31
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2011-05-13
CIK 1476204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2011, there were 1,192,928 outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

FORM 10-Q

March 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Phillips Edison – ARC Shopping Center REIT Inc. (“Phillips Edison – ARC Shopping Center REIT,” “we,” the “Company,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The information furnished in the accompanying consolidated financial statements reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the consolidated notes to Phillips Edison – ARC Shopping Center REIT’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. On August 12, 2010, Phillips Edison – ARC Shopping Center REIT’s Registration Statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933, and on September 17, 2010, the Company broke escrow. Prior to September 17, 2010, the Company’s operations had not yet commenced. Phillips Edison – ARC Shopping Center REIT’s results of operations for the three months ended March 31, 2011, are not necessarily indicative of the operating results expected for the full year.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2011 (unaudited)	December 31, 2010

ASSETS
Investment in real estate:
Land	$7,692	$7,692
Building and improvements	11,442	11,438

Total investment in real estate assets	19,134	19,130

Accumulated depreciation and amortization	(260)	(65)

Total investment in real estate assets, net	18,874	19,065
Acquired intangible lease assets, less accumulated amortization of $172 and $43, respectively	2,199	2,328
Cash and cash equivalents	280	707
Restricted cash	26	11
Accounts receivable, net of bad debt reserve of $3 and $0, respectively	220	189
Deferred financing expense, less accumulated amortization of $41 and $10, respectively	200	231
Prepaid expenses and other	139	173

Total assets	$21,938	$22,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable	$11,245	$14,695
Notes payable - affiliates	—	600

Acquired below market lease intangibles, less accumulated amortization of $39 and $10, respectively	413	442
Accounts payable	30	113
Accounts payable - affiliates	5,909	5,542
Accrued and other liabilities	435	155

Total liabilities	18,032	21,547
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; zero shares issued and outstanding at March 31, 2011 and December 31, 2010	$—	$—
Common stock, $0.01 par value, 180,000,000 shares authorized, 1,135,131 and 730,570 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	11	7
Additional paid-in capital	5,071	1,934
Accumulated deficit	(1,176)	(784)

Total stockholders’ equity	3,906	1,157

Total liabilities and stockholders’ equity	$21,938	$22,704

See notes to consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2011 and 2010 (unaudited)

(In thousands, except share and per share amounts)

	2011	2010

Revenues:

Rental income	$460	$—

Tenant recovery income	143	—

Total revenues	603	—

Expenses:

Property operating	203	—

General and administrative	208	—

Acquisition-related expenses	47	—

Depreciation and amortization	244	—

Total expenses	702	—

Operating loss	(99)	—

Interest expense	(149)	—

Net loss	$(248)	$—

Per share information - basic and diluted:

Weighted average basic and diluted common shares outstanding	899,107	20,000

Basic and diluted loss per share	$(0.28)	$—

See notes to consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at January 1, 2010	20,000	$—	$200	$—	$200

	—	—	—	—	—

Balance at March 31, 2010	20,000	—	200	—	200

Balance at January 1, 2011	730,570	$7	$1,934	$(784)	$1,157

Issuance of common stock	402,725	4	3,642	—	3,646

Contributions from Sponsors	—	—	60	—	60

Dividend reinvestment program (DRP)	1,836	—	17	—	17

Distributions declared, $0.16 per share	—	—	—	(144)	(144)

Offering costs	—	—	(582)	—	(582)

Net loss	—	—	—	(248)	(248)

Balance at March 31, 2011	1,135,131	$11	$5,071	$(1,176)	$3,906

See notes to consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2011 and 2010 (unaudited)

(In thousands)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(248)	$—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	244	—
Net amortization of above and below market leases	51	—
Amortization of deferred financing costs	31	—
Straight-line rental income	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	(21)	—
Prepaid expenses and other	34	—
Accounts payable	(83)	—
Accounts payable — affiliates	(139)	(195)
Accrued and other liabilities	257	—

Net cash provided by (used in) operating activities	116	(195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(4)	—
Change in restricted cash	(15)	—

Net cash used in investing activities	(19)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,646	—
Payment of offering costs	(16)	—
Payments on mortgage loans payable	(3,450)	—
Payments for notes payable - affiliates	(600)	—
Dividends paid, net of DRP	(104)	—

Net cash used in financing activities	(524)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(427)	(195)

CASH AND CASH EQUIVALENTS:
Beginning of period	707	200

End of period	$280	$5

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH FINANCING ACTIVITIES:
Offering costs payable to sub-advisor	$566	$98
Distributions payable	23	—
Interest paid	109	—
Dividends reinvested	17	—
Contributions from sponsors	60	—

See notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Phillips Edison—ARC Shopping Center REIT Inc.

Notes to Consolidated Financial Statements

(unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Phillips Edison-ARC Shopping Center REIT Inc. (the “Company”) for the year ended December 31, 2010, which are included in the Company’s 2010 Annual Report on Form 10-K as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

($ 000’s except per share data)

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

The Company has offered to the public pursuant to a registration statement $1.785 billion in shares of common stock (the “offering”). The offering is for $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the primary offering and the dividend reinvestment plan.

On August 12, 2010, the Company’s registration statement on Form S-11 (File No. 333-164313) was declared effective under the Securities Act of 1933, and on September 17, 2010, the Company broke the minimum offering escrow amount of $2.5 million. Prior to September 17, 2010, the Company’s operations had not yet commenced. As of March 31, 2011, the Company had raised $10.2 million in gross offering proceeds from the issuance of 1,135,131 shares of common stock. During the three months ended March 31, 2011, the Company raised approximately $3.6 million in gross offering proceeds from the issuance of 402,725 shares of the common stock.

The Company’s advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was formed in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by American Realty Capital II, LLC (“AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and the Company, the Advisor is ultimately responsible for the management of the Company’s day-to-day activities and the implementation of its investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of the Company’s day-to-day operations and the Company’s portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

As of March 31, 2011, the Company owned two properties. Lakeside Plaza, an 82,033 square foot grocery-anchored retail center located in Salem, Virginia and Snow View Plaza, a 100,460 square foot grocery-anchored retailer located in Parma, Ohio. As of March 31, 2011, Lakeside Plaza and Snow View Plaza had occupancies of 97.6% and 98.0%, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2011. For a summary of the Company’s significant accounting policies refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for the three months ended March 31, 2011 and March 31, 2010.

The basic and diluted weighted-average number of common shares outstanding was 899,107 and 20,000 for the three months ended March 31, 2011 and 2010, respectively.

Impact of Recently Issued Accounting Pronouncements—Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. This guidance did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2011, public companies that enter into a business combination are required to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the supplemental pro forma disclosures will be expanded. If the Company enters into a business combination, it will comply with the disclosure requirements of this guidance. This guidance did not have a material effect on the Company’s consolidated financial statements.

3. STOCKHOLDERS’ EQUITY

General—The Company has the authority to issue a total of 180,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2011, the Company has issued 1,135,131 shares of common stock generating gross cash proceeds of $10.2 million and has issued no shares of preferred stock. The holders of shares of the common stock, are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. The Company’s charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—The Company has adopted a dividend reinvestment plan (“DRP”) that allows stockholders to have dividends and other distributions invested in additional shares of its common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the dividend reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company’s common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. Dividends reinvested through the DRP for the three months ended March 31, 2011 and 2010, were $17 and $0, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. There have been no shares eligible for repurchase as of March 31, 2011.

PART I.	FINANCIAL INFORMATION (CONTINUED)

2010 Long-Term Incentive Plan—The Company has adopted a 2010 Long-Term Incentive Plan which may be used to attract and retain officers and advisors and consultants. No shares have been issued under this plan as of March 31, 2011.

2010 Independent Director Stock Plan—The Company has also adopted an Amended and Restated 2010 Independent Director Stock Plan, which may be used to offer independent directors an opportunity to participate in the Company’s growth through awards of shares of restricted common stock subject to time-based vesting. No shares have been issued under this plan as of March 31, 2011.

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

Mortgages loans payable and Notes payable—affiliates—The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs . The Company’s carrying amount of variable rate borrowings approximates their fair value at March 31, 2011 and December 31, 2010.

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial assets and liabilities.

5. REAL ESTATE ACQUISITIONS

During December 2010, the Company acquired a 100% interest in two grocery-anchored retail centers for an aggregate purchase price of approximately $21.1 million. The Company is finalizing the review of the purchase price allocation and is obtaining additional information with respect to land and building appraisals. Preliminary allocation of the purchase price may be subject to change no later than one year as the Company finalizes its analysis.

The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the Company’s acquisitions were as of January 1, 2010, for the three months ended March 31, 2010.

PART I.	FINANCIAL INFORMATION (CONTINUED)

The Company estimated that revenues, on a pro forma basis, for the three months ended March 31, 2010, would have been approximately $525 and the Company’s net loss, on a pro forma basis, would have been approximately $120.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

Below is a summary of the centers owned by the Company.

Property Name	Acquisition Date	Square Feet	Purchase Price	Net Operating Income	Capitalization Rate (1)
Lakeside Plaza	December 2010	82,033	$8,750	$734	8.4%
Snow View Plaza	December 2010	100,460	12,300	979	8.0%

		182,493	$21,050	$1,713	8.1%

(1)	Net operating income divided by purchase price

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following:

	March 31, 2011	December 31, 2010
Acquired in-place leases, net of accumulated amortization of $65 and $16, respectively	$787	$836
Acquired above market leases, net of accumulated amortization of $107 and $27, respectively	1,412	1,492

Total	$2,199	$2,328

Amortization expense recorded on the intangible assets for the three months ended March 31, 2011 and 2010 were $129 and $0, respectively.

Estimated amortization expense of the respective acquired intangible lease assets as of March 31, 2011 for each of the five succeeding years is as follows:

Year	In-Place Leases	Above Market Leases
2011	$149	$241
2012	198	321
2013	198	321
2014	154	301
2015	88	228
2016 and thereafter	—	—

Total	$787	$1,412

The weighted-average amortization periods for acquired in-place lease and above market lease intangibles are four and five years, respectively.

7. MORTGAGE LOANS PAYABLE

As of March 31, 2011, the Company had approximately $11.2 million of mortgage loans payable outstanding. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed. The mortgage notes payable are non-recourse to the Company. The mortgage notes were modified during the first quarter of 2011 so that the Company may generally make additional principal payments on the loan and draw those amounts back, not to exceed the initial loan amount, as needed. The interest rate for both loans was 3.32% as of March 31, 2011.

PART I.	FINANCIAL INFORMATION (CONTINUED)

The following is a summary of the Company’s outstanding debt obligations as of March 31, 2011:

Year	Amount
2011	$—
2012	11,245
2013	—
2014	—
2015	—
2016 and thereafter	—

Total	$11,245

•	The Company may extend the maturity date of the Lakeside Loan to December 10, 2013 upon payment of an extension fee equal to 0.25% of the amount outstanding on December 10, 2012.

•

On or before July 1, 2012, the Company is required to repay principal in the amount of $675 on the Lakeside loan. The Company has the right to prepay any outstanding amounts at any time in whole or in part without premium or penalty.

•	The Company may extend the maturity date of the Snow View Loan to December 15, 2013 upon payment of an extension fee equal to 0.25% of the amount outstanding on December 15, 2012.

•

On or before July 1, 2012, the Company is required to repay principal in the amount of $940 on the Snowview loan. The Company has the right to prepay any outstanding amounts at any time in whole or in part without premium or penalty.

•	The Lakeside and Snow View loans have interest rates of 3.00% + 30-day LIBOR. The interest rate for both loans was 3.32% as of March 31, 2011.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following:

	March 31, 2011	December 31, 2010

Acquired below-market leases, net of accumulated amortization of $39 and $10, respectively	$413	$442

Amortization recorded on the intangible liabilities for the three months ended March 31, 2011 and 2010 were $29 and $0, respectively.

Estimated amortization income of the intangible lease liability as of March 31, 2011 for each of the five succeeding years is as follows:

Year	Below Market Leases
2011	$87
2012	116
2013	116
2014	73
2015	21
2016 and thereafter	—

Total	$413

PART I.	FINANCIAL INFORMATION (CONTINUED)

The weighted average amortization period for below market lease intangibles is 4 years.

9. COMMITMENTS AND CONTINGENCIES

Sponsor Organization and Offering Costs

In addition to the accounts payable to affiliates, there is approximately $476 of internal costs of the Sub-advisor that have not been charged to the Company. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through the continuous offering. Whether these internal costs incurred by the Sub-advisor will be billed is dependent upon the success of the offering and the discretion of the Sub-advisor.

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

Organization and Offering Costs—Under the terms of the Advisory Agreement, the Company is to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on the Company’s behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. As of March 31, 2011, the Advisor, Sub-advisor and their affiliates have paid and, subject to the foregoing limit, will be entitled to be reimbursed for approximately $5.4 million of offering and organization costs, of which $1.8 million are internal costs of the Advisor, Sub-advisor and their affiliates, which are included in accounts payable-affiliates at March 31, 2011. Also, approximately $476 of internal costs of the Sub-advisor have not been charged to the Company. Whether these costs will be billed to the Company in the future is at the discretion of the Sub-advisor and will likely depend on the success of this offering.

Acquisition Fee—The Company will pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments acquired or originated by the Company, including acquisition or origination expenses and any debt attributable to such investments. The Company paid acquisition fees to the Advisor, Sub-advisor and their affiliates of approximately $90 and $120, respectively, in connection with the acquisitions Lakeside Plaza and Snow View Plaza in April 2011.

Asset Management Fee—The Company will pay the Advisor an asset management fee for the asset management services it provides pursuant to the advisory agreement. The asset management fee, payable quarterly in advance (based on assets held by the Company during the previous quarter) on January 1, April 1, July 1 and October 1 will be equal to 0.25% of the sum of the cost of all real estate and real estate-related investments the Company owns and of its investments in joint ventures, including certain expenses and any debt attributable to such investments. The Advisor and the Sub-advisor will forego payment of the asset management fees if, as of the date of payment, the Company’s operating performance during the prior quarter has not been commensurate with its distributions during such period. Specifically, the Company’s modified funds from operations (“MFFO”) (as defined by the then-current practice guidelines issued by the Investment Program Association and with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate)), during the quarter must be at least equal to its declared

PART I.	FINANCIAL INFORMATION (CONTINUED)

distributions (whether or not paid) during the quarter. However, the Company cannot avoid payment of an asset management fee by raising its distribution rate beyond $0.65 per share on an annualized basis. Asset management fees for the three months ended March 31, 2011 and 2010 were $53 and $0, but have been waived by the Advisor and Sub-advisor.

Financing Fee—The Company will pay its Advisor or Sub-advisor a financing fee equal to a total of 0.75% of all amounts made available under any loan or line of credit. The Company incurred financing fees payable to the Advisor, Sub-advisor and their affiliates of approximately $45 and $65, respectively, in connection with the mortgage loans used for the acquisition of Lakeside Plaza and Snow View Plaza. The entire combined amount of these financing fees of approximately $110 was paid in April 2011.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, the Company will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to the Company in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if the Company sells an asset to an affiliate, the Company’s organizational documents will prohibit it from paying the Advisor a disposition fee. There were no disposition fees incurred for the three months ended March 31, 2011 or 2010.

General and Administrative Expenses—The sponsors provided $60 and $0 during the three months ended March 31, 2011 and 2010, respectively, for certain general and administrative expenses of the Company as a capital contribution. The sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that the sponsors will continue to contribute monies to fund future expenses. General and administrative expenses funded by sponsors and expected to be reimbursed by the Company of $553 at March 31, 2011 and $0 at March 31, 2010 are included in accounts-payable affiliates.

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

Property Manager—All of the Company’s real properties may be managed and leased by Phillips Edison & Company Ltd. (“Property Manager”), an affiliated property manager. The Property Manager is wholly owned by the Company’s Phillips Edison sponsor. The Property Manager manages real properties acquired by the Phillips Edison affiliates or other third parties.

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

PART I.	FINANCIAL INFORMATION (CONTINUED)

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

Property management fees for the three months ended March 31, 2011 and 2010 were $30 and $0, respectively.

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

Dealer manager fees for the three months ended March 31, 2011 and 2010 were $5 and $0, respectively.

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

As of March 31, 2011, the Sub-advisor owns 20,000 shares of the Company’s common stock, or approximately 1.8% of the Company’s outstanding common stock.

Bridge Loan from Sub-advisor—On December 13, 2010, the Company entered into a $1.5 million bridge loan (the “Bridge Loan”) with the Sub-advisor. The Bridge Loan was scheduled to mature on March 13, 2011. The Bridge Loan incurred interest at the 30-day LIBOR plus 3.25%. On February 9, 2011, the Company completed the repayment of this bridge loan. Interest incurred on the Bridge Loan was $3.

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

As of March 31, 2011, the Company owes the Advisor, Sub-advisor and their respective affiliates approximately $5.9 million for offering and organization expenses, general and administrative expenses, and acquisition and financing fees.

Offering and organization expenses payable	$5.4 million

General and administrative expenses payable	0.5 million

Total due as of March 31, 2011	$5.9 million

The sponsors provided $0.1 million during the three months ended March 31, 2011 and $0.2 million since inception for certain general and administrative expenses of the Company as a capital contribution. The sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that the sponsors will continue to contribute monies to fund future expenses.

PART I.	FINANCIAL INFORMATION (CONTINUED)

12. FUTURE MINIMUM RENTS

The Company’s operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of March 31, 2011, is as follows:

Year	Amount
2011	$1,422
2012	1,860
2013	1,701
2014	1,512
2015	1,371
2016 and thereafter	4,648

Total	$12,514

Kroger, a grocery store, leased 52,337 square feet and a fuel pad, or 63.8% of the total gross leasable area of the Lakeside Plaza, paying an annual base rent of approximately $407. The Kroger base rent accounts for approximately 50% of the property’s total annualized base rental revenues.

Giant Eagle, a grocery store, leased 58,171 square feet, or 57.9% of the total gross leasable area of the Snow View Plaza, paying an annual base rent of approximately $714. The Giant Eagle base rent accounts for more than 60% of the property’s total annualized base rental revenues.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

Sale of Shares of Common Stock

From April 1, 2011 through May 2, 2011, the Company raised approximately $0.6 million through the issuance of 57,797 shares of its common stock under its ongoing public offering. As of May 2, 2011, approximately 148.8 million shares remained available for sale to the public under the Company’s public offering, exclusive of shares available under its dividend reinvestment plan.

Distributions

On April 1, 2011, the Company paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for March 1, 2011 through March 31, 2011. The total gross amount of the distribution was approximately $60, with $8 being reinvested in the Company’s dividend reinvestment plan, for a net cash distribution of $52. The April distribution was funded from advances by the Sub-advisor and cash generated through operations.

On May 2, 2011, the Company paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for April 1, 2011 through April 30, 2011. The total gross amount of the distribution was approximately $62, with $8 being reinvested in the Company’s dividend reinvestment plan, for a net cash distribution of $54. The May distribution was funded from advances by the Sub-advisor and cash generated through operations.

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

We are offering shares of common stock in a public offering. The offering is for $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to our dividend reinvestment plan (the “DRP”) at a price of $9.50 per share.

On August 12, 2010, the registration statement for our offering was declared effective under the Securities Act of 1933, and on September 17, 2010, we broke escrow. Prior to September 17, 2010, our operations had not yet commenced. As of March 31, 2011, we had raised approximately $10.2 million in gross offering proceeds from the issuance of 1,135,131 shares of the common stock. During the three months ended March 31, 2011, we raised approximately $3.6 million in gross offering proceeds from the issuance of 404,561 shares of the common stock, inclusive of shares sold in the DRP. There were no proceeds raised or shares issued during the three months ended March 31, 2010.

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

As of March 31, 2011, we owned two properties. The first, an 82,033 square foot grocery-anchored retail center known as Lakeside Plaza, located in Salem, Virginia was acquired on December 10, 2010. The purchase price for the property was $9.8 million. The second property is Snow View Plaza, located in Parma, Ohio. Snow View Plaza is a 100,460 square foot grocery-anchored retailer that was acquired on December 15, 2010 for $12.3 million. As of March 31, 2011, Lakeside Plaza and Snow View Plaza had occupancies of 97.6% and 98.0%, respectively. We are not aware of any material current tenants who will not be able to pay their contractual rental amounts as they become due.

Results of Operations

($000’s)

Overview

Prior to September 17, 2010, our operations had not yet commenced. As a result, the discussions of the results of operations are only for the three months ended March 31, 2011, with no prior period comparisons provided in the accompanying sections.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Summary of operating activities for the three months ended March 31, 2011

Total revenues were approximately $603, with rental income of approximately $460. Other revenue, largely comprised of tenant reimbursements, was approximately $143.

Property operating costs were approximately $203. The significant items comprising this expense were real estate tax of $107, snow removal of $37 and property management fees paid to an affiliate of the Sub-advisor of $30.

General and administrative expense were approximately $208. This amount was comprised largely of audit and tax fees, legal, board-related expenses and transfer agent fees. Our sponsors provided $60 for certain of our general and administrative expenses as a capital contribution. Our sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that our sponsors will continue to contribute monies to fund future expenses.

Acquisition-related transaction costs, in the amount of approximately $47, were expensed as incurred. Included in these acquisition-related expenses were expenses related to the December 2010 acquisitions of Lakeside Plaza and Snow View Plaza and approximately $16 of expense was incurred for acquisitions that did not close.

Asset management fees were approximately $53, but have been waived by the Sub-advisor. The Advisor and the Sub-advisor will forego payment of all or a portion of the asset management fees to the extent that, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Specifically, our modified FFO (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association (a trade association for direct investment programs, including non-listed REITs) with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate), during the quarter must be at least equal to our declared distributions (whether or not paid) during the quarter. However, we cannot avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis.

Depreciation and amortization expense for the three months ended March 31, 2011, was approximately $245.

Interest expense was approximately $149. Of this expense, approximately $3 was related to a loan provided to us by the Sub-advisor.

Our net loss was approximately $248 for the three months ended March 31, 2011.

Liquidity and Capital Resources

($000s, except share and per share amounts)

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our ongoing offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2011, we had raised approximately $10.3 million in our offering, including $17 of funds reinvested through the DRP.

As of March 31, 2011, we had cash and cash equivalents of approximately $280. During the three months ended March 31, 2011, we used cash of approximately $427.

This cash usage was the result of;

•	$116 provided by operating activities, through accrued liabilities being offset by net loss,

•	$19 used in investing activities, largely as the result of escrow disbursements, and

•	$524 used in financing activities through mortgage notes payable, notes payable-affiliates and dividend payments largely offset by the proceeds of the issuance of common stock.

The ratio of debt-to-total gross real estate and related assets, net of gross intangible lease liabilities, as of March 31, 2011, was approximately 53%.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from our offering, along with contributions or advances from our sponsors or from any deferral or waiver of fees by the Advisor or Sub-advisor. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with our offering are initially paid by our sponsors, which will be reimbursed for such costs up to 1.5% of the gross capital raised in our offering. As of March 31, 2011, the Advisor, Sub-advisor and their affiliates have paid approximately $5.4 million of offering and organization costs and $0.5 million of general and administrative expenses. Our sponsors provided $200 towards certain of our general and administrative expenses as a capital contribution since inception, and $60 for the three months ended March 31, 2011. Our sponsors have not received, and will not receive, any reimbursement or equity for this contribution. There is no assurance that our sponsors will continue to contribute monies to fund future distributions. Under the terms of the Advisory Agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. Approximately $476 of internal costs of the Sub-advisor have not been charged to us. Whether these costs will be billed to us in the future is at the discretion of our Sub-advisor and will likely depend on the success of this offering.

Cash provided by operating activities was approximately $116 for the three months ended March 31, 2011. Included in this total was approximately $47 of real estate acquisition-related expenses incurred during the period and expensed in accordance with ASC 805, Business Combinations. As of March 31, 2011, we owe the Advisor, Sub-advisor and their respective affiliates approximately $5.9 million for offering and organization expenses, general and administrative expenses, and acquisition and financing fees. Until such time as we have sufficient cash flow to cover our expenses, we will continue to rely upon the Advisor, Sub-advisor and their respective affiliates for financial support.

During the three months ended March 31, 2011, cash distributions of approximately $104 were paid, net of $17 of DRP, for gross distributions of $121. For the three months ended March 31, 2010, no distributions were paid. On February 22, 2011, our board of directors declared distributions to be paid for daily stockholders of record for the month of March 2011. On March 23, 2011, our board of directors declared distributions to be paid for the daily stockholders of record for the months of April, May and June 2011. These distributions will be in a daily amount equal to $.001780802 per share of common stock outstanding. These declared distributions equate to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. Distributions for the month of March were paid on April 1, 2011, and distributions for the month of April were paid on May 2, 2011. These distributions were funded from advances from the Sub-advisor and cash generated from operations.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on indebtedness, as well as payments on amounts due to our sponsors. Generally, we expect to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our offering and from debt financings. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates and borrowings under future debt agreements.

Our charter limits our borrowings to 75.0% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

Although we generally do not expect to exceed the leverage limit in our charter, in the early stages of our development the costs of our investments may exceed our net offering proceeds. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt would cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Contractual Commitments and Contingencies

Our contractual obligations as of March 31, 2011, were as follows:

	Payments due by period
	($000s)
	Total	2011	2012
Principal payments — variable rate mortgage loan secured by Lakeside Station, due December 2012 (1) (2)	$6,125	$—	$6,125

Lakeside Station interest payments (3)	341	150	191
Principal payments — variable rate mortgage loan secured by Snowview Station, due December 2012 (4) (5)	5,120	—	5,120

Snowview Station interest payments (3)	287	125	162

Total	$11,873	$275	$11,598

(1)	On or before July 1, 2012, we are required to repay principal in the amount of $675 on the Lakeside loan. We have the right to prepay any outstanding amounts at any time in whole or in without premiuim or penalty.
(2)	We may extend the maturity date of the loan to December 10, 2013, upon payment of an extension fee equal to 0.25% of the amount outstanding on December 10, 2012.
(3)	Interest rate at March 31, 2011 was 3.32%.
(4)	On or before July 1, 2012, we are required to repay principal in the amount of $940 on the Snowview loan. We have the right to prepay any outstanding amounts at any time in whole or in without premiuim or penalty.
(5)	We may extend the maturity date of the loan to December 15, 2013, upon payment of an extension fee equal to 0.25% of the amount outstanding on December 15, 2012.

Distributions

During the three months ended March 31, 2011, gross distributions paid were $121, with $17 being reinvested through the DRP for net cash distributions of $104. There were no distributions declared or paid for the three months ended March 31, 2010. There were gross distributions of $60 accrued and payable as of March 31, 2011 for the distributions declared March 1, 2011 through March 31, 2011. Distributions began accruing at the daily rate of $0.00178082 on December 1, 2010. The distributions were funded from operations and advances from the Sub-advisor.

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

PART I.	FINANCIAL INFORMATION (CONTINUED)

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

Since FFO was promulgated, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Investment Program Association (“IPA”). MFFO excludes from FFO the following items:

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

We believe that MFFO is helpful in assisting management and investors assess the sustainability of operating performance in future operating periods, and in particular, after our offering and acquisition stages are complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations. Many of the adjustments in arriving at MFFO are not applicable to us. For example, we have not suffered any impairments. Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition.

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

•

Adjustments for straight-line rents and amortization of discounts and premiums on debt investments. In the proper application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application may result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.

•

Adjustments for amortization of above or below market intangible lease assets. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes ratably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the performance of the real estate.

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

•

Adjustments for sponsor contributions to capital when no additional securities are issued. Our Sub-advisor has made capital contributions to us without receiving an additional issuance of equity securities. These capital contributions are meant to offset a portion of our general and administrative expenses during the early stages and portfolio ramp-up of our initial public offering when our asset and investor bases are not yet large enough to generate economies of scale. By adding back these capital contributions when arriving at MFFO, we believe that we arrive at an MFFO that is more reflective of our performance after we complete our offering stage because at that time our general and administrative expenses can be expected to be much lower in proportion to our portfolio size, reflecting both economies of scale in the servicing of a larger investor base and economies of scale with respect to operations and management of our portfolio. Moreover, we believe that this adjustment improves the comparability of our company with other real estate operators that are beyond the start-up phase and at a more advanced stage of portfolio aggregation. We note that these contributions to cover general and administrative costs do not affect net income. Therefore an adjustment in arriving at MFFO is necessary for purposes of fair comparison. There is no assurance that our Sub-advisor will continue to make additional capital contributions to offset certain general and administrative expenses prior to our realization of such economies of scale.

PART I.	FINANCIAL INFORMATION (CONTINUED)

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability of our operating performance after our offering and acquisition stages are completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering and acquisition stages are completed, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. Acquisition costs also adversely affect our book value and stockholders’ equity.

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

NET LOSS TO FFO/MFFO RECONCILIATION

($000’s)

Three months ended March 31, 2011
Net loss	$(248)
Depreciation and amortization	245

FFO	$(3)
Amortization of above or below market leases	51
Acquisition-related expenses	46

Sponsor capital contribution for certain general and administrative expenses	60
Straight-line rent	(10)

MFFO	$144

Gross distributions paid	$121

Cumulative FFO since inception (1)	$(669)

Cumulative distributions paid since inception, gross (1)	$121

(1)	Inception was September 17, 2010

Critical Accounting Policies

There have been no changes to our critical accounting policies for the three months ended March 31, 2011. For a summary of our critical accounting policies refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Impact of Recently Issued Accounting Pronouncements

Effective January 1, 2011, companies will be required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The adoption of this pronouncement did not have a material impact on us.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2011, we had approximately $11.2 million of variable rate debt outstanding. In the future, we may choose to hedge our exposure to interest rate fluctuations through the utilization of derivative financial instruments, such as interest rate swaps, in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As of March 31, 2011, we have not elected to fix the interest rates for this debt through the utilization of derivative financial instruments and as a result, we are subject to the potential impact of rising interest rates which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage-point change in interest rates on the outstanding balance of variable-rate debt at March 31, 2011 would result in approximately $0.1 million of additional interest expense. We had no other outstanding debt as of March 31, 2011, nor did we have any outstanding interest rate contracts.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2011, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART I.	FINANCIAL INFORMATION (CONTINUED)

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

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. ($000s, except per share amount).

Although our sponsors and their affiliates have previously paid, forgiven or deferred certain fees and expenses related to us, there is no obligation by our sponsors and their affiliates have no obligation to do so in the future.

The Advisor and the Sub-advisor have informed us that they will forego payment of the asset management fees if, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Asset management fees waived by the Advisor and Sub-advisor for the three months ended March 31, 2011 and 2010 were $53 and $0, respectively. In addition, our sponsors provided $200 towards certain of our general and administrative expenses as a capital contribution since inception, and $60 for the three months ended March 31, 2011. Our sponsors have not received, and will not receive, additional equity securities or any reimbursement for this contribution. There is no assurance that our sponsors will continue to contribute monies to fund future distributions. Also, approximately $476 of internal costs of the Sub-advisor have not been charged to us. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through the continuous offering. Whether these costs internal costs incurred by the Sub-advisor will be billed is dependent upon the success of the offering and the discretion of the Sub-advisor.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three-months ended March 31, 2011.

b)	On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $285.0 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of March 31, 2011, we have issued 1,135,131 shares of our common stock, inclusive of 1,836 shares issued pursuant to the DRP, while raising $10.2 million in gross offering proceeds.

As of March 31, 2011, we have incurred the following offering costs in connection with the issuance and distribution of the registered securities:

($000s)	Offering Costs
Offering costs to related parties	$1,751
Offering costs to non-related parties	3,621

Total	$5,372

c)	We did not repurchase any of our securities during the three-month period ended March 31, 2011, and no shares eligible for redemption were the subject of any redemption requests during this period.

Item 3.	Defaults upon Senior Securities

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

PART II. OTHER INFORMATION (CONTINUED)

Item 4.	(REMOVED AND RESERVED)

Item 5.	Other Information

(a)	During the first quarter of 2011, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix C to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.4	Share Repurchase Program (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.5	Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated July 28, 2010 (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.6	First Amendment to Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated September 17, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed September 24, 2010)

10.1	Fifth Amended and Restated Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated March 28, 2011 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 29, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

PART II. OTHER INFORMATION (CONTINUED)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: May 13, 2011	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Date: May 13, 2011	By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer