Form 10-Q
period 2011-06-30
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2011-08-11
CIK 1476204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2011, there were 1,422,566 outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

FORM 10-Q

June 30, 2011

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in this Form 10-Q and Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The information furnished in the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated notes to Phillips Edison – ARC Shopping Center REIT’s condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. On August 12, 2010, Phillips Edison – ARC Shopping Center REIT’s Registration Statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933, and on September 17, 2010, the Company broke escrow. Prior to September 17, 2010, the Company’s operations had not yet commenced. Phillips Edison – ARC Shopping Center REIT’s results of operations for the six months ended June 30, 2011, are not necessarily indicative of the operating results expected for the full year.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010

ASSETS
Investment in real estate:
Land	$10,079	$7,692
Building and improvements	17,542	11,438

Total investment in real estate assets	27,621	19,130
Accumulated depreciation and amortization	(467)	(65)

Total investment in real estate assets, net	27,154	19,065
Acquired intangible lease assets, less accumulated amortization of $324 and $43, respectively	3,697	2,328
Cash and cash equivalents	216	707
Restricted Cash	26	11
Accounts receivable, net of bad debt reserve of $4 and $0, respectively	340	189
Deferred financing expense, less accumulated amortization of $71 and $10, respectively	339	231
Prepaid expenses and other	123	173

Total assets	$31,895	$22,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable	$19,940	$14,695
Notes payable - affiliates	—	600
Acquired below market lease intangibles, less accumulated amortization of $68 and $10, respectively	420	442
Accounts payable	90	113
Accounts payable — affiliates	6,408	5,542
Accrued and other liabilities	510	155

Total liabilities	27,368	21,547
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized; zero shares issued and outstanding at June 30, 2011 and December 31, 2010	$—	$—
Common stock, $0.01 par value per share, 180,000,000 shares authorized, 1,353,998 and 730,570 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	14	7
Additional paid-in capital	6,495	1,934
Accumulated deficit	(1,982)	(784)

Total stockholders’ equity	4,527	1,157

Total liabilities and stockholders’ equity	$31,895	$22,704

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$481	$—	$941	$—
Tenant recovery income	139	—	282	—

Total revenues	620	—	1,223	—

Expenses:
Property operating	108	—	204
Real estate taxes	100	—	207
General and administrative	168	—	376	—
Acquisition-related expenses	448	—	494	—
Depreciation and amortization	263	—	508	—

Total expenses	1,087	—	1,789	—

Operating loss	(467)	—	(566)	—

Interest expense	(138)	—	(287)	—

Net loss	$(605)	$—	$(853)	$—

Per share information - basic and diluted:
Weighted average basic and diluted common shares outstanding	1,239,834	20,000	1,070,412	20,000

Basic and diluted loss per share	$(0.49)	$—	$(0.80)	$—

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at January 1, 2010	20,000	$—	$200	$—	$200
	—	—	—	—	—

Balance at June 30, 2010	20,000	—	200	—	200

Balance at January 1, 2011	730,570	$7	$1,934	$(784)	$1,157
Issuance of common stock	618,889	7	5,706		5,713
Contributions from Sponsors	—	—	88	—	88
Dividend reinvestment program (DRP)	4,539	—	43	—	43
Distributions declared, $0.325 per share	—	—	—	(345)	(345)
Offering costs	—	—	(1,276)	—	(1,276)
Net loss	—	—	—	(853)	(853)

Balance at June 30, 2011	1,353,998	$14	$6,495	$(1,982)	$4,527

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(853)	$—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	508	—
Net amortization of above and below market leases	117	—
Amortization of deferred financing costs	61	—
Straight-line rental income	(20)	—
Changes in operating assets and liabilities:		—
Accounts receivable	(151)	—
Prepaid expenses and other	70	—
Accounts payable	(23)	—
Accounts payable — affiliates	(183)	(195)
Accrued and other liabilities	321	—

Net cash used in operating activities	(153)	(195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(10,105)	—
Change in restricted cash	(15)	—

Net cash used in investing activities	(10,120)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,713	—
Payment of offering costs	(139)	—
Payments on mortgage loans payable	(5,255)	—
Proceeds from mortgage loans payable	10,500	—
Payments for notes payable - affiliates	(600)	—
Dividends paid, net of DRP	(268)	—
Payments of loan financing costs	(169)	—

Net cash provided by financing activities	9,782	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(491)	(195)

CASH AND CASH EQUIVALENTS:
Beginning of period	707	200

End of period	$216	$5

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH FINANCING ACTIVITIES:
Offering costs payable to sub-advisor	$1,137	$620
Distributions payable	34	—
Interest paid	191	—
Dividends reinvested	43	—
Contributions from sponsors	88	—

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Phillips Edison—ARC Shopping Center REIT Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited financial statements of Phillips Edison-ARC Shopping Center REIT Inc. (the “Company”) for the year ended December 31, 2010, which are included in the Company’s 2010 Annual Report on Form 10-K as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

1. ORGANIZATION

Phillips Edison—ARC Shopping Center REIT Inc. (the “Company”) was formed as a Maryland corporation on October 13, 2009 and qualified as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. Substantially all of the Company’s business is conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. The Company is the sole limited partner of the Operating Partnership, and the Company’s wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

The Company is offering to the public pursuant to a registration statement $1.785 billion in shares of common stock (the “offering”). The offering is for $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the primary offering and the dividend reinvestment plan.

On August 12, 2010, the Company’s registration statement on Form S-11 (File No. 333-164313) was declared effective under the Securities Act of 1933, and on September 17, 2010, the Company broke the minimum offering escrow amount of $2.5 million. Prior to September 17, 2010, the Company’s operations had not yet commenced. As of June 30, 2011, the Company had raised $12.3 million in gross offering proceeds from the issuance of 1,353,998 shares of common stock. During the six months ended June 30, 2011, the Company raised approximately $5.7 million in gross offering proceeds from the issuance of 623,428 shares of the common stock.

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

As of June 30, 2011, the Company owned the following properties:

Property Name	Location	Property Type	Date Acquired	Contract Purchase Price (1)	Approximate Rentable Square Footage	Approximate Annualized Base Rent (2)	Approximate Annualized Base Rent per Square Foot	Average Remaining Lease Term in Years	Approximate % Leased
Lakeside Plaza	Salem, Virginia	Shopping Center	12/10/10	$8.75 million	82,033	$800,640	$9.76	5.9 years	98.9%
Snow View Plaza	Parma, Ohio	Shopping Center	12/15/10	$12.30 million	100,460	$1,120,695	$11.16	7.7 years	92.0%
St. Charles Plaza	Haines City, Florida	Shopping Center	6/10/11	$10.1 million	65,000	$890,635	$13.70	12.5 years	98.2%

(1)	The contract purchase price excludes closing costs and acquisition costs.
(2)	Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases and does not take into account any rent concessions or prospective rent increases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2011. For a summary of the Company’s significant accounting policies refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Income Taxes—The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for the taxable year ended December 31, 2010 and the taxable year ending December 31, 2011. The Company’s qualification and taxation as a REIT depends on its ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If the Company fails to qualify as a REIT for any reason in a taxable year, it will be subject to tax on its taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for the six months ended June 30, 2011 and June 30, 2010.

The basic and diluted weighted-average number of common shares outstanding was 1,239,834 and 20,000 for the three months ended June 30, 2011 and 2010, respectively, and 1,070,412 and 20,000 for the six months ended June 30, 2011 and 2010, respectively.

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

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company for the annual period beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the

Company for the annual period beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

3. STOCKHOLDERS’ EQUITY

General—The Company has the authority to issue a total of 180,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2011, the Company had issued 1,353,998 shares of common stock generating gross cash proceeds of $12.3 million and had issued no shares of preferred stock. The holders of shares of the common stock, are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. The Company’s charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—The Company has adopted a dividend reinvestment plan (“DRP”) that allows stockholders to have dividends and other distributions invested in additional shares of its common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the dividend reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company’s common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. Dividends reinvested through the DRP for the six months ended June 30, 2011 and 2010, were $43 and $0, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. There have been no shares eligible for repurchase as of June 30, 2011.

2010 Long-Term Incentive Plan—The Company has adopted a 2010 Long-Term Incentive Plan which may be used to attract and retain officers and advisors and consultants. No shares have been issued under this plan as of June 30, 2011.

2010 Independent Director Stock Plan—The Company has also adopted an Amended and Restated 2010 Independent Director Stock Plan, which may be used to offer independent directors an opportunity to participate in the Company’s growth through awards of shares of restricted common stock subject to time-based vesting. No shares have been issued under this plan as of June 30, 2011.

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

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, income and expense growth rates and current markets rents and allowances, from a third party appraisal.

Mortgages loans payable and Notes payable—affiliates—The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs . The Company’s carrying amount of variable rate borrowings, which makes up all of the Company’s borrowings, approximates their fair value at June 30, 2011 and December 31, 2010.

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial assets and liabilities.

5. REAL ESTATE ACQUISITIONS

In June 2011, the Company acquired a 100% interest in a grocery-anchored retail center, St. Charles Plaza, for a purchase price of approximately $10.1 million. This acquisition was financed in part with the proceeds of an $6.75 million variable-rate mortgage loan, for which St. Charles Plaza serves as collateral. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated the aggregate purchase price of approximately $4.1 million to land, approximately $4.4 million to building and improvements, approximately $0.5 million to acquired in-place leases, approximately $0.03 million to acquired below-market leases, and approximately $1.1 million to acquired above-market leases. During December 2010, the Company acquired a 100% interest in two grocery-anchored retail centers for an aggregate purchase price of approximately $21.1 million.

During June 2011, the Company completed its analysis of the fair value allocation for the acquisition of Lakeside Plaza based on obtaining additional appraisal information. As a result in the change in allocation for this acquisition, there was no material impact to the statement of operations. Below are the initial and revised allocations of the fair value of this center.

($000s)	Initial Estimate of Fair Value	Purchase Price Adjustment	Revised Estimate of Fair Value
Lakeside Plaza
Land	$4,306	$(1,692)	$2,614
Building and Improvements	4,290	1,688	5,978
Above market leases	151	4	155
In-place leases	325	9	334
Below market leases	(322)	(9)	(331)

Total	$8,750	$—	$8,750

The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the Company’s acquisitions were as of January 1, 2010.

The Company estimated that revenues, on a pro forma basis, for the six months ended June 30, 2011 and 2010, would have been approximately $1.59 million and $1.46 million, respectively and the Company’s net loss, on a pro forma basis excluding acquisition-related expenses, would have been approximately $595,000 and $430,000, respectively.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following:

	June 30, 2011	December 31, 2010
Acquired in-place leases, net of accumulated amortization of $122,000 and $16,000, respectively	$1,207,000	$836,000
Acquired above market leases, net of accumulated amortization of $202,000 and $27,000, respectively	2,490,000	1,492,000

Total	$3,697,000	$2,328,000

Amortization expense recorded on the intangible assets for the six months ended June 30, 2011 and 2010 were $281 and $0, respectively.

Estimated amortization expense of the respective acquired intangible lease assets as of June 30, 2011 for each of the five succeeding calendar years is as follows:

Year	In-Place Leases	Above Market Leases
2011	$136,000	$252,000
2012	286,000	535,000
2013	286,000	535,000
2014	241,000	514,000
2015	173,000	441,000
2016 and thereafter	85,000	213,000

Total	$1,207,000	$2,490,000

The weighted-average amortization periods for acquired in-place lease and above market lease intangibles are 5 years.

7. MORTGAGE LOANS PAYABLE

As of June 30, 2011, the Company had approximately $19.9 million of mortgage notes payable outstanding. Each of the mortgage notes payable is secured by the respective property on which the debt was placed. The mortgage notes payable are non-recourse to the Company. The mortgage notes were modified subsequent to their original issuance so that the Company may generally make additional principal payments on the loan and draw those amounts back, not to exceed the initial loan amount, as needed. As of June 30, 2011, the interest rate for the Lakeside Plaza and Snow View Plaza loans was 3.25% and the interest rate for the St. Charles Plaza loan was 3.10%.

The following is a summary of the Company’s outstanding debt obligations as of June 30, 2011:

Year	Amount
2011	$—
2012	13,190,000
2013	6,750,000
2014	—
2015	—
Thereafter	—

Total	$19,940,000

The principal balance of the Lakeside Plaza loan is $6.1 million as of June 30, 2011 and such loan matures on December 10, 2012. On or before July 1, 2012, the Company is required to repay principal in the amount of $675,000 on the Lakeside Plaza loan. The Company has the right to prepay any outstanding amounts at any time in whole or in part without premium or penalty. The Company may extend the maturity date of the Lakeside Plaza loan to December 10, 2013, upon payment of an extension fee equal to 0.25% of the amount outstanding on December 10, 2012. The loan bears interest at the rate of 3.00% plus the 30-day LIBOR. The interest rate for the loan was 3.25% as of June 30, 2011.

The principal balance of the Snow View Plaza loan is $7.1 million as of June 30, 2011 and such loan matures on December 15, 2012. On or before July 1, 2012, the Company is required to repay principal in the amount of $940,000 on the Snow View Plaza loan. The Company has the right to prepay any outstanding amounts at any time in whole or in part without premium or penalty. The Company may extend the maturity date of the loan to December 15, 2013 upon payment of an extension fee equal to 0.25% of the amount outstanding on December 15, 2012. The loan bears interest at the rate of 3.00% plus the 30-day LIBOR. The interest rate for the loan was 3.25% as of June 30, 2011.

The principal balance of the St. Charles Plaza loan is $6.8 million as of June 30, 2011 and such loan matures on June 10, 2013. On or before January 1, 2013, the Company is required to repay principal in the amount of $743,000 on the St. Charles loan. The Company has the right to prepay any outstanding amount at any time in whole or in part without premium or penalty. The Company may extend the maturity date of the St. Charles Plaza loan to June 10, 2014 upon payment of an extension fee equal to 0.25% of the amount outstanding on June 10, 2013. The loan bears interest at the rate of the 30-day LIBOR, plus 2.40% to 2.85%, depending on the debt yield achieved. The interest rate was 3.10% as of June 30, 2011.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following:

	June 30, 2011	December 31, 2010
Acquired below-market leases, net of accumulated amortization of $68,000 and $10,000, respectively	$420,000	$442,000

Amortization recorded on the intangible liabilities for the six months ended June 30, 2011 and 2010 were $58,000 and $0, respectively.

Estimated amortization income of the intangible lease liability as of June 30, 2011 for each of the five succeeding calendar years is as follows:

Year	Below Market Leases
2011	$61,000
2012	124,000
2013	124,000
2014	79,000
2015	27,000
Thereafter	5,000

Total	$420,000

The weighted average amortization period for below market lease intangibles is 4 years.

9. COMMITMENTS AND CONTINGENCIES

Sponsor Organization and Offering Costs

In addition to the accounts payable to affiliates, there is approximately $892,000 of internal costs of the Sub-advisor that have not been charged to the Company. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through the continuous offering. Whether these internal costs incurred by the Sub-advisor will be billed is dependent upon the success of the offering and the discretion of the Sub-advisor.

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on its condensed consolidated financial statements.

10. RELATED PARTY TRANSACTIONS

Advisory Agreement—Pursuant to the Company’s advisory agreement, the Advisor is entitled to specified fees for certain services, including managing the day-to-day activities and implementing the Company’s investment strategy. The Advisor has entered into a sub-advisory agreement with the Sub-advisor, which manages the Company’s day-to-day affairs and the Company’s portfolio of real estate investments, subject to the supervision of the Company’s board of directors and certain major decisions requiring the consent of both the Advisor and Sub-advisor. The expenses to be reimbursed to the Advisor and Sub-advisor will be reimbursed in proportion to the amount of expenses incurred on the Company’s behalf by the Advisor and Sub-advisor, respectively.

Organization and Offering Costs—Under the terms of the Advisory Agreement, the Company is to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on the Company’s behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. As of June 30, 2011, the Advisor, Sub-advisor and their affiliates have paid and, subject to the foregoing limit, will be entitled to be reimbursed for approximately $6.0 million of offering and organization costs, of which $1.9 million are internal costs of the Advisor, Sub-advisor and their affiliates, which organization and offering costs are included in accounts payable-affiliates at June 30, 2011. Also, approximately $892,000 of internal costs of the Sub-advisor have not been charged to the Company. Whether these costs will be billed to the Company in the future is at the discretion of the Sub-advisor and will likely depend on the success of this offering.

Acquisition Fee—The Company pays the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments acquired or originated by the Company, including acquisition or origination expenses and any debt attributable to such investments. The Company paid acquisition fees to the Advisor, Sub-advisor and their affiliates of approximately $90,000, $120,000, and $104,000, respectively, in connection with the 2010 acquisitions of Lakeside Plaza and Snow View Plaza and the 2011 acquisition of St. Charles Plaza.

Asset Management Fee—The Company will pay the Advisor an asset management fee for the asset management services it provides pursuant to the advisory agreement. The asset management fee, payable quarterly in advance (based on assets held by the Company during the previous quarter) on January 1, April 1, July 1 and October 1 will be equal to 0.25% of the sum of the cost of all real estate and real estate-related investments the Company owns and of its investments in joint ventures, including certain expenses and any debt attributable to such investments. The Advisor and the Sub-advisor will forego payment of the asset management fees if, as of the date of payment, the Company’s operating performance during the prior quarter has not been commensurate with its distributions during such period. Specifically, the Company’s modified funds from operations (“MFFO”) (as defined by the then-current practice guidelines issued by the Investment Program Association and with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate)), during the quarter must be at least equal to its declared distributions (whether or not paid) during the quarter. However, the Company is not permitted to avoid payment of an asset management fee by raising its distribution rate beyond $0.65 per share on an annualized basis. Asset management fees for the six months ended June 30, 2011 and 2010 were $116,000 and $0, but have been waived by the Advisor and Sub-advisor.

Financing Fee—The Company pays its Advisor or Sub-advisor a financing fee equal to a total of 0.75% of all amounts made available under any loan or line of credit. The Company paid financing fees to the Advisor, Sub-advisor and their affiliates of approximately $45,000, $65,000, and $51,000, respectively, in connection with the mortgage loans used for the 2010 acquisitions of Lakeside Plaza and Snow View Plaza and the 2011 acquisition of St. Charles Plaza.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, the Company will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to the Company in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if the Company sells an asset to an affiliate, the Company’s organizational documents will prohibit it from paying the Advisor a disposition fee. There were no disposition fees incurred for the six months ended June 30, 2011 or 2010.

General and Administrative Expenses—The sponsors provided $88,000 and $0 during the six months ended June 30, 2011 and 2010, respectively, for certain general and administrative expenses of the Company as a capital contribution. The sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that the sponsors will continue to contribute monies to fund future expenses. General and administrative expenses funded by sponsors and expected to be reimbursed by the Company of $395,000 and $0 at June 30, 2011 and 2010, respectively, are included in accounts-payable affiliates.

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

The Company pays the Property Manager monthly property management fees equal to 4.5% of the annualized gross cash receipts of the properties managed by the Property Manager. In the event that the Company contracts directly with a non-affiliated third-party property manager in respect of a property, it will pay the Property Manager a monthly oversight fee equal to 1.0% of the annualized gross revenues of the property managed. In addition to the property management fee or oversight fee, if the Property Manager provides leasing services with respect to a property, the Company will pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. The Company will reimburse the costs and expenses incurred by the Property Manager on its behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

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

Property management fees for the six months ended June 30, 2011 and 2010 were $59,000 and $0, respectively.

Dealer Manager—The Company’s current dealer manager is Realty Capital Securities, LLC (“Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority (FINRA) and was organized on August 29, 2007. The

Dealer Manager is indirectly wholly owned by the Company’s AR Capital sponsor and will provide certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered. Excluding shares sold pursuant to the Company’s “friends and family” program, the Dealer Manager will generally be paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

Dealer manager fees for the six months ended June 30, 2011 and 2010 were $38,000 and $0, respectively. Sales commissions for the six months ended June 30, 2011 and 2010 were $101,000 and $0, respectively.

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

As of June 30, 2011, the Sub-advisor owns 20,000 shares of the Company’s common stock, or approximately 1.5% of the Company’s outstanding common stock.

11. ECONOMIC DEPENDENCY

The Company is dependent on the Advisor, Sub-advisor, the Property Manager, the Dealer Manager and their respective affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, asset acquisition and disposition decisions, advances or contributions for distributions, bridge financing, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor, the Property Manager and/or the Dealer Manager are unable to provide such services, the Company would be required to find alternative service providers or sources of capital.

As of June 30, 2011, the Company owes the Advisor, Sub-advisor and their respective affiliates approximately $6.4 million for offering and organization expenses and general and administrative expenses.

Offering and organization expenses payable	$6.0 million

General and administrative expenses payable	0.4 million

Total due as of June 30, 2011	$6.4 million

The sponsors provided $88,000 during the six months ended June 30, 2011 and $228,000 since inception for certain general and administrative expenses of the Company as a capital contribution. The sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that the sponsors will continue to contribute monies to fund future expenses.

12. FUTURE MINIMUM RENTS

The Company’s operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of June 30, 2011, is as follows:

Year	Amount
2011	$1,420,000
2012	2,773,000
2013	2,577,000
2014	2,205,000
2015	2,039,000
Thereafter	11,732,000

Total	$22,746,000

Kroger, a grocery store, leased 52,337 square feet and a fuel pad, or 63.8% of the total gross leasable area of Lakeside Plaza, paying an annual base rent of approximately $407,000. The Kroger base rent accounts for approximately 50% of the property’s total annualized base rental revenues.

Giant Eagle, a grocery store, leased 58,171 square feet, or 57.9% of the total gross leasable area of Snow View Plaza, paying an annual base rent of approximately $714,000. The Giant Eagle base rent accounts for more than 60% of the property’s total annualized base rental revenues.

Publix, a grocery store, leased 45,600 square feet, or 70.2% of the total gross leasable area of St. Charles Plaza, paying an annual base rent of approximately $511,000. The Publix base rent accounts for more than 55% of the property’s total annualized base rental revenues.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

Lakeside Plaza and Snow View Plaza Loan Adjustment

On July 20, 2011, the interest rates for the Lakeside Plaza and Snow View Plaza mortgage notes-payable were reduced to the one-month LIBOR plus 2.40% to 2.85%, depending on the debt yield achieved by Lakeside Plaza and Snow View Plaza. The previous interest rate was the one-month LIBOR plus 3.00%. This change was retroactive to June 22, 2011 and no fees were charged to effectuate this change.

Sale of Shares of Common Stock

From July 1, 2011 through July 31, 2011, the Company raised approximately $0.7 million through the issuance of 68,567 shares of its common stock under its ongoing public offering. As of August 1, 2011, approximately 148.6 million shares remained available for sale to the public under the Company’s public offering, exclusive of shares available under its dividend reinvestment plan.

Distributions

On July 1, 2011, the Company paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for June 1, 2011 through June 30, 2011. The total gross amount of the distribution was approximately $71,000, with $10,000 being reinvested in the Company’s dividend reinvestment plan, for a net cash distribution of $61,000. The July distribution was funded from advances by the Sub-advisor and cash generated through operations.

On August 1, 2011, the Company paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for July 1, 2011 through July 31, 2011. The total gross amount of the distribution was approximately $77,000, with $12,000 being reinvested in the Company’s dividend reinvestment plan, for a net cash distribution of $65,000. The August distribution was funded from advances by the Sub-advisor and cash generated through operations.

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were formed as a Maryland corporation on October 13, 2009 and qualified as a real estate investment trust (“REIT”) for the year ended December 31, 2010. Substantially all of our business is to be conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are the sole limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership. As we accept subscriptions for shares in our continuous public offering, we will transfer all of the net proceeds of our offering to the Operating Partnership as a capital contribution in exchange for units of limited partnership interest; however, we are deemed to have made capital contributions in the amount of the gross offering proceeds received from investors.

We are offering shares of common stock in a public offering. The offering is for $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to our dividend reinvestment plan (the “DRP”) at a price of $9.50 per share.

On August 12, 2010, the registration statement for our offering was declared effective under the Securities Act of 1933, and on September 17, 2010, we broke escrow. Prior to September 17, 2010, our operations had not yet commenced. As of June 30, 2011, we had raised approximately $12.3 million in gross offering proceeds from the issuance of 1,353,998 shares of the common stock. During the six months ended June 30, 2011, we raised approximately $5.7 million in gross offering proceeds from the issuance of 623,428 shares of the common stock, inclusive of shares sold in the DRP. There were no proceeds raised or shares issued during the six months ended June 30, 2010.

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

As of June 30, 2011, we owned three properties. The first, an 82,033 square foot grocery-anchored retail center known as Lakeside Plaza, located in Salem, Virginia was acquired on December 10, 2010. The purchase price for the property was $8.75 million. The second property is Snow View Plaza, located in Parma, Ohio. Snow View Plaza is a 100,460 square foot grocery-anchored retail center that was acquired on December 15, 2010 for $12.3 million. The third property is St. Charles Plaza, located in Haines City, Florida. St. Charles Plaza is a 65,000 square foot grocery-anchored retail center that was acquired on June 10, 2011 for $10.1 million. As of June 30, 2011, Lakeside Plaza, Snow View Plaza, and St. Charles Plaza had occupancies of 98.9%, 92.0%, and 98.2%, respectively. We are not aware of any material current tenants who will not be able to pay their contractual rental amounts as they become due.

The following is a summary of the shopping centers we owned as of June 30, 2011:

Property Name	Acquisition Date	Square Feet	Purchase Price	Capitalization Rate (1)
Lakeside Plaza	December 2010	82,033	$ 8.75 million	8.5%
Snow View Plaza	December 2010	100,460	12.30 million	8.3%
St. Charles Plaza	June 2011	65,000	10.10 million	8.6%

		247,493	$31.15 million	8.4%

(1)	Net operating income, defined as total operating revenues less property operating expenses, on an annualized straight-lined basis at the date of acquisition, divided by purchase price

Results of Operations

Overview

Prior to September 17, 2010, our operations had not yet commenced. As a result, the discussions of the results of operations are only for the three and six months ended June 30, 2011, with no prior period comparisons provided in the accompanying sections.

PART I. FINANCIAL INFORMATION (CONTINUED)

Summary of operating activities for the three months ended June 30, 2011

Total revenues were approximately $620,000, with rental income of approximately $481,000. Other revenue, largely comprised of tenant reimbursements, was approximately $139,000.

Property operating costs were approximately $108,000. The significant items comprising this expense were property management fees paid to an affiliate of the Sub-advisor of $29,000 and water expense of $18,000.

Real estate taxes were approximately $100,000.

General and administrative expenses were approximately $168,000. This amount was comprised largely of audit and tax fees, legal, board-related expenses and transfer agent fees. Our sponsors provided $28,000 for certain of our general and administrative expenses as a capital contribution. Our sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that our sponsors will continue to contribute monies to fund future expenses.

Acquisition-related transaction costs, in the amount of approximately $448,000, were expensed as incurred. Included in these acquisition-related expenses were expenses related to the June 2011 acquisition of St. Charles Plaza, and approximately $76,000 of expense was incurred for acquisitions that did not close.

Asset management fees were approximately $63,000, but have been waived by the Advisor and Sub-advisor. The Advisor and the Sub-advisor will forego payment of all or a portion of the asset management fees to the extent that, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Specifically, our modified FFO (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association (a trade association for direct investment programs, including non-listed REITs) with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate)) during the quarter must be at least equal to our declared distributions (whether or not paid) during the quarter. However, we are not permitted to avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis.

Depreciation and amortization expense for the three months ended June 30, 2011, was approximately $263,000.

Interest expense of approximately $138,000 was the result of the interest for the three property-related mortgage loans outstanding as of June 30, 2011.

Our net loss was approximately $605,000 for the three months ended June 30, 2011.

Summary of operating activities for the six months ended June 30, 2011

Total revenues were approximately $1,223,000, with rental income of approximately $941,000. Other revenue, largely comprised of tenant reimbursements, was approximately $282,000.

Property operating costs were approximately $204,000. The significant items comprising this expense were property management fees paid to an affiliate of the Sub-advisor of $59,000 and snow removal of $43,000.

Real estate taxes were approximately $207,000. General and administrative expense were approximately $376,000. This amount was comprised largely of audit and tax fees, legal, board-related expenses and transfer agent fees. Our sponsors provided $88,000 for certain of our general and administrative expenses as a capital contribution. Our sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that our sponsors will continue to contribute monies to fund future expenses.

General and administrative expenses were approximately $376,000. This amount was comprised largely of audit and tax fees, legal, board-related expenses and transfer agent fees. Our sponsors provided $88,000 for certain of our general and administrative expenses as a capital contribution. Our sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that our sponsors will continue to contribute monies to fund future expenses.

Acquisition-related transaction costs, in the amount of approximately $494,000, were expensed as incurred. Included in these acquisition-related expenses were expenses related to the December 2010 acquisitions of Lakeside Plaza and Snow View Plaza, the June 2011 acquisition of St. Charles Plaza, and approximately $92,000 of expense was incurred for acquisitions that did not close.

Asset management fees were approximately $116,000, but have been waived by the Advisor and Sub-advisor. The Advisor and the Sub-advisor will forego payment of all or a portion of the asset management fees to the extent that, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Specifically, our modified FFO (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association (a trade association for direct investment programs, including non-listed REITs) with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate)) during the quarter must be at least equal to our declared distributions (whether or not paid) during the quarter. However, we are not permitted to avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis.

Depreciation and amortization expense for the six months ended June 30, 2011, was approximately $508,000.

Interest expense of approximately $287,000 was the result of the interest for the three property-related mortgage loans outstanding as of June 30, 2011, and approximately $3,000 related to a loan provided to us by the Sub-advisor. The loan from the Sub-advisor was repaid in February 2011.

Our net loss was approximately $853,000 for the six months ended June 30, 2011.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations and our current investments. We anticipate that we will be able to refinance the mortgage loans currently outstanding as they mature. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our ongoing offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of June 30, 2011, we had raised approximately $12.3 million in our offering, including $43,000 of funds reinvested through the DRP.

As of June 30, 2011, we had cash and cash equivalents of approximately $216,000. During the six months ended June 30, 2011, we used cash of approximately $491,000.

This cash usage was the result of:

•	$153,000 used in operating activities, as a result of the net loss reduced by depreciation and amortization,

•	$10,120,000 used in investing activities, largely due to the St. Charles Plaza acquisition, and

•

$9,782,000 provided by financing activities through the issuance of common stock and the mortgage note payable for St. Charles Plaza, partially offset by payments on mortgage notes payable, notes payable-affiliates and dividends.

The ratio of debt-to-total gross real estate and related assets, net of gross intangible lease liabilities, as of June 30, 2011, was approximately 64%.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from our offering, along with contributions or advances from our sponsors or from any deferral or waiver of fees by the Advisor or Sub-advisor. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with our offering are initially paid by our sponsors, which will be reimbursed for such costs up to 1.5% of the gross capital raised in our offering. As of June 30, 2011, the Advisor, Sub-advisor and their affiliates have paid approximately $6.0 million of offering and organization costs and $0.4 million of general and administrative expenses. Our sponsors provided $288,000 towards certain of our general and administrative expenses as a capital contribution since inception, and $88,000 for the six months ended June 30, 2011. Our sponsors have not received, and will not receive, any reimbursement or equity issuance for this contribution. There is no assurance that our sponsors will continue to contribute monies to fund future distributions. Under the terms of the Advisory Agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. Approximately $892,000 of internal costs of the Sub-advisor have not been charged to us or recorded in our condensed consolidated financial statements. Whether these costs will be billed to us in the future is at the discretion of our Sub-advisor and will likely depend on the success of this offering.

Cash used in operating activities was approximately $153,000 for the six months ended June 30, 2011. Included in this total was approximately $448,000 of real estate acquisition-related expenses incurred during the period and expensed in accordance with ASC 805, Business Combinations. As of June 30, 2011, we owe the Advisor, Sub-advisor and their respective affiliates approximately $6.4 million for offering and organization expenses and general and administrative expenses. Until such time as we have sufficient cash flow to cover our expenses, we will continue to rely upon the Advisor, Sub-advisor and their respective affiliates for financial support.

During the six months ended June 30, 2011, gross distributions of approximately $311,000 were paid, net of $43,000 of distributions reinvested through the DRP, for net distributions of $268,000. For the six months ended June 30, 2010, no distributions were paid. On May 11, 2011, our board of directors declared distributions to be paid for the daily stockholders of record for the months of July and August 2011. On July 13, 2011, our board of directors declared distributions to be paid for the daily stockholders of record for the months of September and October 2011. These distributions will be in a daily amount equal to $.001780802 per share of common stock outstanding. These declared distributions are equal to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. Distributions for the month of June were paid on July 1, 2011, and distributions for the month of July were paid on August 1, 2011. These distributions were funded from advances from the Sub-advisor and cash generated from operations.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on indebtedness, as well as payments on amounts due to our sponsors. Generally, we expect to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our offering and from debt financings. We anticipate that we will be able to refinance the mortgage loans currently outstanding as they mature. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates and borrowings under future debt agreements.

Our charter limits our borrowings such that our total liabilities do not exceed 75.0% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

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

Contractual Loan-Related Commitments and Contingencies

Our contractual loan-related obligations as of June 30, 2011, were as follows:

	Payments due by period ($000s)
	Total	2011	2012	2013
Principal payments — variable rate mortgage loan secured by Lakeside Plaza, due December 2012 (1) (2)	$6,125	$—	$6,125	—
Lakeside Plaza interest payments (3)	287	100	187	—
Principal payments — variable rate mortgage loan secured by Snowview Plaza, due December 2012 (4) (5)	7,065	—	7,065	—
Snowview Plaza interest payments (3)	334	115	219	—
Principal payments — variable rate mortgage loan secured by St. Charles Plaza, due June 2013 (6) (7)	6,750	—	—	6,750
St. Charles Plaza interest payments (8)	406	105	209	92

Total	$20,966	$319	$13,805	$6,842

(1)	On or before July 1, 2012, we are required to repay principal in the amount of $675,000 on the Lakeside loan. We have the right to prepay any outstanding amounts at any time in whole or in without premium or penalty.

(2)	We may extend the maturity date of the loan to December 10, 2013, upon payment of an extension fee equal to 0.25% of the amount outstanding on December 10, 2012.
(3)	Interest rate at June 30, 2011 was 3.25%.
(4)	On or before July 1, 2012, we are required to repay principal in the amount of $940,000 on the Snowview loan. We have the right to prepay any outstanding amounts at any time in whole or in without premium or penalty.
(5)	We may extend the maturity date of the loan to December 15, 2013, upon payment of an extension fee equal to 0.25% of the amount outstanding on December 15, 2012.
(6)	On or before January 1, 2013, we are required to repay principal in the amount of $743,000 on the St. Charles loan. We have the right to prepay any outstanding amounts at any time in whole or in without premium or penalty.
(7)	We may extend the maturity date of the loan to June 10, 2014, upon payment of an extension fee equal to 0.25% of the amount outstanding on June 10, 2013.
(8)	Interest rate at June 30, 2011 was 3.10%.

Distributions

During the six months ended June 30, 2011, gross distributions paid were $311,000, with $43,000 being reinvested through the DRP for net cash distributions of $268,000. There were no distributions declared or paid for the six months ended June 30, 2010. There were gross distributions of $71,000 accrued and payable as of June 30, 2011 for the distributions declared June 1, 2011 through June 30, 2011. Distributions began accruing at the daily rate of $0.00178082 on December 1, 2010. Distributions were funded from operations and advances from the Sub-advisor.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands). As a result of the timing of the commencement of our public offering and our active real estate operations, FFO and MFFO are not relevant to a discussion comparing operations for the two periods presented. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

NET LOSS TO FFO/MFFO RECONCILIATION

($000’s)
	Three months ended June 30, 2011	Six months ended June 30, 2011	Cumulative since Inception (1)
Net loss	$(605)	$(853)	$(1,600)
Depreciation and amortization	263	508	589

FFO	$(342)	$(345)	$(1,011)
Amortization of above or below market leases	66	117	134
Acquisition-related expenses	448	494	961
Sponsor capital contribution for certain general and administrative expenses	28	88	228
Straight-line rent	(10)	(20)	(20)

MFFO	$190	$334	$292

Gross distributions paid	$190	$311	$311

(1)	Inception was September 17, 2010

Critical Accounting Policies

There have been no changes to our critical accounting policies for the six months ended June 30, 2011. For a summary of our critical accounting policies refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

Impact of Recently Issued Accounting Pronouncements

Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The adoption of this pronouncement did not have a material impact on us.

Effective January 1, 2011, public companies that enter into a business combination are required to disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the supplemental pro forma disclosures are expanded. If we enter into a business combination, we will comply with the disclosure requirements of this guidance.

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for us beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for us beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2011, we had approximately $19.9 million of variable rate debt outstanding. In the future, we may hedge our exposure to interest rate fluctuations through the utilization of derivative financial instruments, such as interest rate swaps, in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As of June 30, 2011, we have not fixed the interest rates for our debt through derivative financial instruments and as a result, we are subject to the potential impact of rising interest rates which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage-point change in interest rates on the outstanding balance of variable-rate debt at June 30, 2011 would result in approximately $0.2 million of additional interest expense. We had no other outstanding debt as of June 30, 2011, nor did we have any outstanding interest rate contracts.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2011, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The following risk factor supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Although our sponsors and their affiliates have previously paid, forgiven or deferred certain fees and expenses related to us, there is no obligation by our sponsors and their affiliates have no obligation to do so in the future.

The Advisor and the Sub-advisor have informed us that they will forego payment of the asset management fees if, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Asset management fees waived by the Advisor and Sub-advisor for the six months ended June 30, 2011 and 2010 were $116,000 and $0, respectively. In addition, our sponsors provided $228,000 towards certain of our general and administrative expenses as a capital contribution since inception, and $88,000 for the six months ended June 30, 2011. Our sponsors have not received, and will not receive, additional equity securities or any reimbursement for this contribution. There is no assurance that our sponsors will continue to contribute monies to fund future distributions. Also, approximately $892,000 of internal costs of the Sub-advisor have not been charged to us. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through the continuous offering. Whether these costs internal costs incurred by the Sub-advisor will be billed is dependent upon the success of the offering and the discretion of the Sub-advisor.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the six months ended June 30, 2011.

b)	On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $285.0 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of June 30, 2011, we have issued 1,353,998 shares of our common stock, inclusive of 4,539 shares issued pursuant to the DRP, while raising $12.3 million in gross offering proceeds.

As of June 30, 2011, we have incurred the following cumulative offering costs in connection with the issuance and distribution of the registered securities:

($000s)	Offering Costs
Offering costs to related parties	$5,969
Offering costs to non-related parties	97

Total	$6,066

From the commencement of our ongoing initial public offering through June 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $6.2 million, including net offering proceeds from our dividend reinvestment plan of $43,000.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest primarily in necessity-based neighborhood and community shopping centers throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of June 30, 2011, we have used the net proceeds from our ongoing primary public offering and debt financing to purchase $32.3 million in real estate, including $1.1 million of acquisition and origination fees and expenses.

c)	We did not repurchase any of our securities during the six month period ended June 30, 2011, and no shares eligible for redemption were the subject of any redemption requests during this period.

Item 3.	Defaults upon Senior Securities

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

PART II. OTHER INFORMATION (CONTINUED)

Item 4.	(REMOVED AND RESERVED)

Item 5.	Other Information

(a)	During the second quarter of 2011, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix C to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.4	Share Repurchase Program (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.5	Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated July 28, 2010 (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.6	First Amendment to Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated September 17, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed September 24, 2010)

10.1	Purchase Agreement by and between Odyssey (III) DP XVII, LLC and Phillips Edison Group LLC dated May 16, 2011 (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 29, 2011)

10.2	Addendum to Purchase Agreement by and between Odyssey (III) DP XVII, LLC and Phillips Edison Group LLC dated June 9, 2011 (incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 29, 2011)

10.3	Loan Agreement by and between St. Charles Station LLC and Wells Fargo Bank, National Association dated June 10, 2011 (incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 29, 2011)

10.4	Promissory Note by St. Charles Station LLC in favor of Wells Fargo Bank, National Association dated June 10, 2011 (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 29, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Stockholders’ Equity; and (iv) Condensed Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: August 11, 2011	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Date: August 11, 2011	By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer