Form 10-Q
period 2011-09-30
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2011-11-14
CIK 1476204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, there were 2.3 million outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

FORM 10-Q

September 30, 2011

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The information furnished in the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated notes to Phillips Edison – ARC Shopping Center REIT’s condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. On August 12, 2010, Phillips Edison – ARC Shopping Center REIT’s Registration Statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933, and on September 17, 2010, the Company broke escrow. Prior to September 17, 2010, the Company’s operations had not yet commenced. Phillips Edison – ARC Shopping Center REIT’s results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the operating results expected for the full year.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Investment in real estate:
Land	$8,779	$7,692
Building and improvements	18,866	11,438

Total investment in real estate assets	27,645	19,130
Accumulated depreciation and amortization	(744)	(65)

Total investment in real estate assets, net	26,901	19,065
Acquired intangible lease assets, net of accumulated amortization of $519 and $43, respectively	3,503	2,328
Cash and cash equivalents	404	707
Restricted cash	26	11
Accounts receivable, net of bad debt reserve of $11 and $0, respectively	375	189
Deferred financing expense, less accumulated amortization of $126 and $10, respectively	290	231
Prepaid expenses and other	179	173

Total assets	$31,678	$22,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable	$15,290	$14,695
Notes payable – affiliates	—	600
Acquired below market lease intangibles, less accumulated amortization of $98 and $10, respectively	389	442
Accounts payable	33	113
Accounts payable – affiliates	7,503	5,542
Accrued and other liabilities	674	155

Total liabilities	23,889	21,547
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at September 30, 2011 and December 31, 2010	$—	$—
Common stock, $0.01 par value per share, 180,000,000 shares authorized, 1,855,789 and 730,570 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	19	7
Additional paid-in capital	10,445	1,934
Accumulated deficit	(2,675)	(784)

Total stockholders’ equity	7,789	1,157

Total liabilities and stockholders’ equity	$31,678	$22,704

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$634	$—	$1,575	$—
Tenant recovery income	202	—	484	—
Other property income	3	—	3	—

Total revenues	839	—	2,062	—

Expenses:
Property operating	154	—	358	—
Real estate taxes	123	—	330	—
General and administrative	212	80	588	80
Acquisition-related expenses	246	—	740	—
Depreciation and amortization	345	—	853	—

Total expenses	1,080	80	2,869	80

Operating loss	(241)	(80)	(807)	(80)
Interest expense	(199)	—	(486)	—

Net loss	$(440)	$(80)	$(1,293)	$(80)

Per share information - basic and diluted:
Basic and diluted loss per share	$(0.29)	$(1.05)	$(1.05)	$(2.06)

Weighted average basic and diluted common shares outstanding	1,540,917	76,104	1,228,970	38,907

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at January 1, 2010	20,000	$—	$200	$—	$200
Issuance of common stock	421,611	4	3,790		3,794
Offering costs	—	—	(2,945)		(2,945)
Net loss	—	—	—	(80)	(80)

Balance at September 30, 2010	441,611	$4	$1,045	$(80)	$969

Balance at January 1, 2011	730,570	$7	$1,934	$(784)	$1,157
Issuance of common stock	1,116,681	12	10,655		10,667
Contributions from Sponsors	—	—	88	—	88
Dividend reinvestment program (DRP)	8,538	—	81	—	81
Distributions declared, $0.488 per share	—	—	—	(598)	(598)
Offering costs	—	—	(2,313)	—	(2,313)
Net loss	—	—	—	(1,293)	(1,293)

Balance at September 30, 2011	1,855,789	$19	$10,445	$(2,675)	$7,789

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,293)	$(80)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:		—
Depreciation and amortization	853	—
Net amortization of above and below market leases	214	—
Amortization of deferred financing costs	116	—
Straight-line rental income	(34)	—
Changes in operating assets and liabilities:
Accounts receivable	(186)	—
Prepaid expenses and other	28	(161)
Accounts payable	(80)	—
Accounts payable — affiliates	349	—
Accrued and other liabilities	464	44

Net cash provided by (used in) operating activities	431	(197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(10,131)	—
Change in restricted cash	(15)	—

Net cash used in investing activities	(10,146)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,667	3,794
Payment of offering costs	(613)	—
Payments on mortgage loans payable	(9,905)	—
Proceeds from mortgage loans payable	10,500	—
Payments for notes payable - affiliates	(600)	—
Dividends paid, net of DRP	(462)	—
Payments of loan financing costs	(175)	—

Net cash provided by financing activities	9,412	3,794

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(303)	3,597

CASH AND CASH EQUIVALENTS:
Beginning of period	707	200

End of period	$404	$3,797

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH FINANCING ACTIVITIES:
Offering costs payable to sub-advisor	$1,697	$2,002
Distributions payable	55	—
Cash paid for interest	352	—
Dividends reinvested	81	—
Contributions from sponsors	88	—

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

PART I.	FINANCIAL INFORMATION (CONTINUED)

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

The Company is offering to the public pursuant to a registration statement $1.785 billion in shares of common stock (the “offering”). The offering consists of a primary offering of $1.5 billion in shares offered at a price of $10.00 per share, with discounts available for certain categories of purchasers, and a dividend reinvestment plan offering of $285 million in shares offered at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the primary offering and the dividend reinvestment plan.

On August 12, 2010, the Company’s registration statement on Form S-11 (File No. 333-164313) was declared effective under the Securities Act of 1933, and on September 17, 2010, the Company broke the minimum offering escrow amount of $2.5 million. Prior to September 17, 2010, the Company’s operations had not yet commenced. As of September 30, 2011, the Company had raised $17.3 million in gross offering proceeds from the issuance of 1,855,789 shares of common stock. During the nine months ended September 30, 2011, the Company raised approximately $10.7 million in gross offering proceeds from the issuance of 1,125,219 shares of the common stock.

The Company’s advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was formed in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by American Realty Capital II, LLC (“AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and the Company, the Advisor is ultimately responsible for the management of the Company’s day-to-day activities and the implementation of its investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of the Company’s day-to-day operations and the Company’s portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by the Company’s sponsor, Phillips Edison Limited Partnership (“Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

The Company intends to invest primarily in grocery-anchored neighborhood and community shopping centers throughout the United States with a focus on well-located grocery-anchored shopping centers that are well occupied at the time of purchase and typically cost less than $20.0 million per property. In addition, the Company may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that it determines are in the best interests of its stockholders. The Company expects that retail properties primarily would underlie or secure the real estate-related loans and securities in which it may invest.

As of September 30, 2011, the Company owned the following properties:

Property Name	Location	Property Type	Date Acquired	Contract Purchase Price (1)	Rentable Square Footage	Annualized Base Rent (2)	Annualized Base Rent per Leased Square Foot	Average Remaining Lease Term in Years	% Leased

Lakeside Plaza	Salem, Virginia	Shopping Center	12/10/10	$8.75 million	82,033	$821,042	$10.01	5.7 years	98.9%

Snow View Plaza	Parma, Ohio	Shopping Center	12/15/10	$12.30 million	100,460	$1,120,695	$11.16	7.5 years	92.0%

St. Charles Plaza	Haines City, Florida	Shopping Center	6/10/11	$10.1 million	65,000	$923,396	$14.21	12.3 years	98.2%

(1)	The contract purchase price excludes closing costs and acquisition costs.
(2)	Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases and does not take into account any rent concessions or prospective rent increases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of the Company’s consolidated financial statements. Certain of the Company’s accounting estimates are particularly important for an understanding of the Company’s financial position and results of operations and required the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2011. For a summary of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Income Taxes—The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s qualification and taxation as a REIT depends on its ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If the Company fails to qualify as a REIT for any reason in a taxable year, it will be subject to tax on its taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for the nine months ended September 30, 2011 and September 30, 2010.

The basic and diluted weighted-average number of common shares outstanding was 1,540,917 and 76,104 for the three months ended September 30, 2011 and 2010, respectively, and 1,228,970 and 38,907 for the nine months ended September 30, 2011 and 2010, respectively.

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

3. STOCKHOLDERS’ EQUITY

General—The Company has the authority to issue a total of 180,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2011, the Company had issued 1,855,789 shares of common stock generating gross cash proceeds of $17.3 million and had issued no shares of preferred stock. The holders of shares of the common stock, are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. The Company’s charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—The Company has adopted a dividend reinvestment plan (“DRP”) that allows stockholders to have dividends and other distributions invested in additional shares of its common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the dividend reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company’s common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. Dividends reinvested through the DRP for the nine months ended September 30, 2011 and 2010, were $81,000 and $0, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. No shares eligible to be repurchased under the share repurchase program were submitted for repurchase during the nine months ended September 30, 2011 or September 30, 2010.

2010 Long-Term Incentive Plan—The Company has adopted a 2010 Long-Term Incentive Plan which may be used to attract and retain officers and advisors and consultants. No shares have been issued under this plan as of September 30, 2011.

2010 Independent Director Stock Plan—The Company has also adopted an Amended and Restated 2010 Independent Director Stock Plan, which may be used to offer independent directors an opportunity to participate in the Company’s growth through awards of shares of restricted common stock subject to time-based vesting. No shares have been issued under this plan as of September 30, 2011.

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

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, income and expense growth rates and current markets rents and allowances, from a third party appraisal or as determined by management.

Mortgages loans payable and Notes payable—affiliates—The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs . The Company’s carrying amount of variable rate borrowings, which make up all of the Company’s borrowings, approximates their fair value at September 30, 2011 and December 31, 2010.

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial assets and liabilities.

5. REAL ESTATE ACQUISITIONS

During September 2011, the Company completed its analysis of the fair value allocation for the acquisition of St. Charles Plaza based on obtaining additional appraisal information. As a result of the change in allocation for this acquisition, there was no material impact to the consolidated statement of operations. Below are the initial and revised allocations of the fair values of land and building and improvements at this consolidated property.

($000s) St. Charles Plaza	Initial Estimate of Fair Value	Purchase Price Adjustment	Revised Estimate of Fair Value
Land	$4,080	$(1,300)	$2,780
Building and Improvements	2,405	1,300	3,705

Total	$6,485	$—	$6,485

Although we do not anticipate any further changes in the St. Charles Plaza fair value measurements, the measurements may be subject to change within 12 months of the business combination date if new facts or circumstances are brought to our attention that were previously unknown but existed as of the business combination date.

The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the Company’s acquisitions had been acquired on January 1, 2010.

The Company estimated that revenues, on a pro forma basis, for the nine months ended September 30, 2011 and 2010, would have been approximately $2.42 million and $2.19 million, respectively, and the Company’s net loss, on a pro forma basis excluding acquisition-related expenses, would have been approximately $769,000 and $725,000, respectively. The pro forma net loss per share excluding acquisition-related expenses would have been $0.58 and $0.55, respectively, for the nine months ended September 30, 2011 and 2010.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following:

	September 30, 2011	December 31, 2010
Acquired in-place leases, net of accumulated amortization of $190,000 and $16,000, respectively	$1,139,000	$836,000
Acquired above market leases, net of accumulated amortization of $329,000 and $27,000, respectively	2,364,000	1,492,000

Total	$3,503,000	$2,328,000

Amortization expense recorded on the intangible assets for the nine months ended September 30, 2011 and 2010 was $476,000 and $0, respectively.

Estimated amortization expense of the respective acquired intangible lease assets as of September 30, 2011 for each of the five succeeding calendar years is as follows:

Year	In-Place Leases	Above Market Leases
2011	$68,000	$126,000
2012	286,000	535,000
2013	286,000	535,000
2014	241,000	514,000
2015	173,000	441,000
2016 and thereafter	85,000	213,000

Total	$1,139,000	$2,364,000

The weighted-average amortization periods for acquired in-place lease and above market lease intangibles are 5 years.

7. JOINT VENTURE

On September 20, 2011, the Company entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “CBREI Investor”). The joint venture is in the form of PECO-ARC Institutional Joint Venture I., L.P., a Delaware limited partnership (the “Joint Venture”). The Company, through an indirectly wholly owned subsidiary, serves as the general partner and manages the operations of the Joint Venture.

The Joint Venture intends to invest in grocery-anchored neighborhood and community shopping centers with acquisition costs of no more than $20 million per property. The Company has committed to contribute approximately $59 million to the Joint Venture and the CBREI Investors have committed to contribute $50 million in cash. The Company intends to fund its capital commitment through the contribution of the properties it currently owns and cash. The Company expects to contribute these properties over a period of months as funds are needed to acquire additional properties meeting the Joint Venture’s investment strategy. Until March 20, 2013 (or the investment of all of the capital that is to be contributed to the Joint Venture), neither the Company nor its sub-advisor or affiliates of its sub-advisor may acquire properties meeting the Joint Venture’s investment strategy, except through the Joint Venture.

There has been no funding and no assets contributed to the Joint Venture as of September 30, 2011.

8. MORTGAGE LOANS PAYABLE

As of September 30, 2011, the Company had approximately $15.3 million of mortgage notes payable outstanding. Each of the mortgage notes payable is secured by the respective property on which the debt was placed. The mortgage notes payable are non-recourse to the Company. The mortgage notes were modified subsequent to their original issuance so that the Company may generally make additional principal payments on the loan and draw those amounts back, not to exceed the initial loan amount, as needed. As of September 30, 2011, the interest rate for the loans was 3.10%.

The following is a summary of the Company’s outstanding debt obligations as of September 30, 2011:

Year	Amount
2011	$—
2012	9,915,000
2013	5,375,000
2014	—
2015	—
Thereafter	—

Total	$15,290,000

The principal balance of the Lakeside Plaza loan is $4.8 million as of September 30, 2011 and such loan matures on December 10, 2012. On or before July 1, 2012, the Company is required to repay principal in the amount of $675,000 on the Lakeside Plaza loan. The Company has the right to prepay any outstanding amounts at any time in whole or in part without premium or penalty. The Company may extend the maturity date of the Lakeside Plaza loan to December 10, 2013, upon payment of an extension fee equal to 0.25% of the amount outstanding on December 10, 2012. The loan bears interest at the rate of the 30-day LIBOR, plus 2.40% to 2.85%, depending on the debt yield achieved. The interest rate for the loan was 3.10% as of September 30, 2011.

The principal balance of the Snow View Plaza loan is $5.1 million as of September 30, 2011 and such loan matures on December 15, 2012. On or before July 1, 2012, the Company is required to repay principal in the amount of $940,000 on the Snow View Plaza loan. The Company has the right to prepay any outstanding amounts at any time in whole or in part without premium or penalty. The Company may extend the maturity date of the loan to December 15, 2013 upon payment of an extension fee equal to 0.25% of the amount outstanding on December 15, 2012. The loan bears interest at the rate of the 30-day LIBOR, plus 2.40% to 2.85%, depending on the debt yield achieved. The interest rate for the loan was 3.10% as of September 30, 2011.

The principal balance of the St. Charles Plaza loan is $5.4 million as of September 30, 2011 and such loan matures on June 10, 2013. On or before January 1, 2013, the Company is required to repay principal in the amount of $743,000 on the St. Charles loan. The Company has the right to prepay any outstanding amount at any time in whole or in part without premium or penalty. The Company may extend the maturity date of the St. Charles Plaza loan to June 10, 2014 upon payment of an extension fee equal to 0.25% of the amount outstanding on June 10, 2013. The loan bears interest at the rate of the 30-day LIBOR, plus 2.40% to 2.85%, depending on the debt yield achieved. The interest rate was 3.10% as of September 30, 2011.

9. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following:

	September 30, 2011	December 31, 2010
Acquired below-market leases, net of accumulated amortization of $98,000 and $10,000, respectively	$389,000	$442,000

Amortization recorded on the intangible liabilities for the nine months ended September 30, 2011 and 2010 was $88,000 and $0, respectively.

Estimated amortization income of the intangible lease liability as of September 30, 2011 for each of the five succeeding calendar years is as follows:

Year	Below Market Leases
2011	$30,000
2012	124,000
2013	124,000
2014	79,000
2015	27,000
Thereafter	5,000

Total	$389,000

The weighted-average amortization period for below market lease intangibles is 4 years.

10. COMMITMENTS AND CONTINGENCIES

Sponsor Organization and Offering Costs

In addition to the accounts payable to affiliates, there are approximately $1,281,000 of internal costs of the Sub-advisor that have not been charged to the Company. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through the continuous offering. Whether these internal costs incurred by the Sub-advisor will be billed is dependent upon the success of the offering and the discretion of the Sub-advisor.

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

11. RELATED PARTY TRANSACTIONS

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

Organization and Offering Costs—Under the terms of the Advisory Agreement, the Company is to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on the Company’s behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. As of September 30, 2011, the Advisor, Sub-advisor and their affiliates have paid and, subject to the foregoing limit, will be entitled to be reimbursed for approximately $6.6 million of offering and organization costs, of which $2.0 million are internal costs of the Advisor, Sub-advisor and their affiliates, which organization and offering costs are included in accounts payable-affiliates at September 30, 2011. Also, approximately $1,281,000 of internal costs of the Sub-advisor have not been charged to the Company. Whether these costs will be billed to the Company in the future is at the discretion of the Sub-advisor and will likely depend on the success of the Company’s offering.

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

Asset Management Fee—The Company will pay the Advisor an asset management fee for the asset management services it provides pursuant to the advisory agreement. The asset management fee, payable monthly in arrears (based on assets held by the Company during the previous month) will be equal to 0.08333% of the sum of the cost of all real estate and real estate-related investments the Company owns and of its investments in joint ventures, including certain expenses and any debt attributable to such investments. The Advisor and the Sub-advisor will reimburse payment of the asset management fees on a quarterly basis to the extent that, as of the date of payment, the Company’s operating performance during the prior quarter has not been commensurate with its distributions during such period. Specifically, the Company’s modified funds from operations (“MFFO”) (as defined by the then-current practice guidelines issued by the Investment Program Association and with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate)), during the quarter must be at least equal to its declared distributions (whether or not paid) during the quarter. However, the Company is not permitted to avoid payment of an asset management fee by raising its distribution rate beyond $0.65 per share on an annualized basis. Asset management fees for the three months ended September 30, 2011 and 2010 were $79,000 and $0, but have been waived by the Advisor and Sub-advisor. Asset management fees for the nine months ended September 30, 2011 and 2010 were $195,000 and $0, but have been waived by the Advisor and Sub-advisor.

Financing Fee—The Company pays its Advisor or Sub-advisor a financing fee equal to a total of 0.75% of all amounts made available under any loan or line of credit. The Company paid financing fees to the Advisor, Sub-advisor and their affiliates of approximately $45,000, $65,000, and $51,000, respectively, in connection with the mortgage loans used to finance the 2010 acquisitions of Lakeside Plaza and Snow View Plaza and the 2011 acquisition of St. Charles Plaza.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, the Company will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to the Company in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if the Company sells an asset to an affiliate, the Company’s organizational documents will prohibit it from paying the Advisor a disposition fee. There were no disposition fees incurred for the nine months ended September 30, 2011 or 2010.

General and Administrative Expenses—The sponsors provided $88,000 and $0 during the nine months ended September 30, 2011 and 2010, respectively, for certain general and administrative expenses of the Company as a capital contribution. The sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that the sponsors will continue to contribute monies to fund future expenses. General and administrative expenses funded by sponsors and expected to be reimbursed by the Company of $942,000 and $0 at September 30, 2011 and 2010, respectively, are included in accounts payable-affiliates.

Subordinated Share of Cash Flows—After investors who have not redeemed their shares have received a return of their net capital contributions and a 7.0% per year cumulative, noncompounded return, the Advisor is entitled to receive a total of 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise. This fee is payable only if the Company is not listed on a national securities exchange.

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

Property management fees for the three months ended September 30, 2011 and 2010 were $41,000 and $0, respectively. Property management fees for the nine months ended September 30, 2011 and 2010 were $100,000 and $0, respectively.

Dealer Manager—The Company’s current dealer manager is Realty Capital Securities, LLC (“Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority (FINRA) and was organized on August 29, 2007. The Dealer Manager is indirectly wholly owned by the Company’s AR Capital sponsor and will provide certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered. Excluding shares sold pursuant to the Company’s “friends and family” program, the Dealer Manager is generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

Dealer manager fees for the three months ended September 30, 2011 and 2010 were $122,000 and $0, respectively. Dealer manager fees for the nine months ended September 30, 2011 and 2010 were $160,000 and $0, respectively. Sales commissions for the three months ended September 30, 2011 and 2010 were $353,000 and $0, respectively. Sales commissions for the nine months ended September 30, 2011 and 2010 were $453,000 and $0, respectively.

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

As of September 30, 2011, the Sub-advisor owns 21,051 shares of the Company’s common stock, or approximately 1.1% of the Company’s outstanding common stock.

12. ECONOMIC DEPENDENCY

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

As of September 30, 2011, the Company owes the Advisor, Sub-advisor and their respective affiliates approximately $7.5 million for offering and organization expenses and general and administrative expenses.

Offering and organization expenses payable	$6.6 million

General and administrative expenses payable	0.9 million

Total due as of September 30, 2011	$7.5 million

The sponsors provided $88,000 during the nine months ended September 30, 2011 and $228,000 since inception for certain general and administrative expenses of the Company as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. There is no assurance that the sponsors will continue to contribute monies to fund future expenses. There was no sponsor contribution for the three months ended September 30, 2011.

13. FUTURE MINIMUM RENTS

The Company’s operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, as of September 30, 2011, is as follows:

Year	Amount
2011	$708,000
2012	2,773,000
2013	2,577,000
2014	2,205,000
2015	2,039,000
Thereafter	11,737,000

Total	$22,039,000

The percentages of rental income from tenants who individually represent more than 10% of the Company’s rental income, as of September 30, 2011, are as follows:

Tenant	Percent of Rental Revenue

Giant Eagle	25%
Publix	18%
Kroger	14%

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

Acquisitions of Southampton Village, Centerpoint, and Burwood Village Center

On October 14, 2011, the Company acquired a 100% interest in a grocery-anchored retail center, Southampton Village, for a purchase price of approximately $8.35 million. This acquisition was financed in part with the proceeds from a $5.92 million variable-rate revolving credit facility, for which Southampton Village serves as collateral.

On October 14, 2011, the Company acquired a 100% interest in a grocery-anchored retail center, Centerpoint, for a purchase price of approximately $6.85 million. This acquisition was financed in part with the proceeds from a $4.85 million variable-rate revolving credit facility, for which Centerpoint serves as collateral.

On November 9, 2011, the Company acquired a 100% interest in a grocery-anchored retail center, Burwood Village Center, for a purchase price of approximately $16.6 million. This acquisition was financed in part with the proceeds from an $11.97 million variable-rate revolving credit facility, for which Burwood Village Center serves as collateral.

The supplemental pro forma revenue and earnings disclosures required by GAAP relating to the recent acquisitions of Centerpoint, Southampton Village and Burwood Village Center have not been presented for the nine months ended September 30, 2011 as the initial accounting for these acquisitions was incomplete at the time the interim financial statements were issued. The initial accounting was incomplete due to the late closing date of the acquisitions. The Company plans to contribute these three properties to the Joint Venture during the fourth quarter of 2011.

Sale of Shares of Common Stock

From October 1, 2011 through October 31, 2011, the Company raised approximately $3.5million through the issuance of 352,410 shares of its common stock under its ongoing public offering. As of November 1, 2011, approximately 147.8 million shares remained available for sale to the public under the Company’s public offering, exclusive of shares available under its dividend reinvestment plan.

Distributions

On October 3, 2011, the Company paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for September 1, 2011 through September 30, 2011. The total gross amount of the distribution was approximately $92,000, with $19,000 being reinvested in the Company’s dividend reinvestment plan, for a net cash distribution of $73,000. The October distribution was funded from advances by the Sub-advisor and cash generated through operations.

On November 1, 2011, the Company paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for October 1, 2011 through October 31, 2011. The total gross amount of the distribution was approximately $112,000, with $26,000 being reinvested in the Company’s dividend reinvestment plan, for a net cash distribution of $86,000. The November distribution was funded from advances by cash generated through operations.

On November 9, 2011, the Company’s board of directors declared distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2012 through and including March 31, 2012. The declared distributions will equal an amount of $0.00178082 per share of common stock, par value $0.01 per share. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes. Distributions for the month of January will be paid on such day of February 2012 as the President of the Company may determine; distributions for the month of February will be paid on such day of March 2012 as the President of the Company may determine; and distributions for the month of March will be paid on such day of April 2012 as the President of the Company may determine. Distributions will likely be funded from operations as well as debt proceeds and sponsor contributions, as the Company’s policy is not to fund distributions with proceeds from its initial public offering.

Amended Share Repurchase Program

On October 5, 2011, the board of directors announced an Amended Share Repurchase Program (the “Amended SRP”). The Amended SRP eliminates certain limitations on the Company’s ability to repurchase shares that are being redeemed due to a stockholder’s death, disability or determination of incompetence. The cash available for repurchases due to a stockholder’s death, disability or determination of incompetence will not be limited to 5% of the weighted average number of the Company’s shares outstanding during the prior calendar year. Also, the cash available for repurchases due to a stockholder’s death, disability or determination of incompetence will not be limited to the proceeds from the Company’s dividend reinvestment plan during the preceding four fiscal quarters (less amounts used for share repurchases during the same period.)

Under the Amended SRP, these limitations still apply to shares that are repurchased not in connection with a stockholder’s death, disability or incompetence. The Amended SRP became effective on November 4, 2011.

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

We are offering shares of common stock in a public offering. The offering consists of a primary offering of $1.5 billion in shares offered at a price of $10.00 per share, with discounts available for certain categories of purchasers, and a dividend reinvestment plan offering (the “DRP”) of $285 million in shares offered at a price of $9.50 per share.

On August 12, 2010, the registration statement for our offering was declared effective under the Securities Act of 1933, and on September 17, 2010, we broke escrow. Prior to September 17, 2010, our operations had not yet commenced. As of September 30, 2011, we had raised approximately $17.3 million in gross offering proceeds from the issuance of 1,855,789 shares of the common stock. During the nine months ended September 30, 2011, we raised approximately $10.7 million in gross offering proceeds from the issuance of 1,125,219 shares of common stock, inclusive of shares sold in the DRP. During the nine months ended September 30, 2010, we raised approximately $4.0 million in gross offering proceeds from the issuance of 421,611 shares of common stock, inclusive of shares sold in the DRP.

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

We intend to invest primarily in grocery-anchored neighborhood and community shopping centers throughout the United States with a focus on well-located shopping centers that are well occupied at the time of purchase and typically cost less than

$20.0 million per property. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

As of September 30, 2011, we owned three properties. The first property, an 82,033 square foot grocery-anchored retail center known as Lakeside Plaza and located in Salem, Virginia was acquired on December 10, 2010. The purchase price for the property was $8.75 million. The second property is Snow View Plaza, located in Parma, Ohio. Snow View Plaza is a 100,460 square foot grocery-anchored retail center that was acquired on December 15, 2010 for $12.3 million. The third property is St. Charles Plaza, located in Haines City, Florida. St. Charles Plaza is a 65,000 square foot grocery-anchored retail center that was acquired on June 10, 2011 for $10.1 million. As of September 30, 2011, Lakeside Plaza, Snow View Plaza, and St. Charles Plaza had occupancies of 98.9%, 92.0%, and 98.2%, respectively. We are not aware of any material current tenants who will not be able to pay their contractual rental amounts as they become due.

The following is a summary of the centers owned by the Company at September 30, 2011:

Property Name	Acquisition Date	Square Feet	Purchase Price	Capitalization Rate (1)
Lakeside Plaza	December 2010	82,033	$8.75 million	8.5%
Snow View Plaza	December 2010	100,460	12.30 million	8.3%
St. Charles Plaza	June 2011	65,000	10.10 million	8.6%

		247,493	$31.15 million	8.4%

(1)	Net operating income, defined as total operating revenues less property operating expenses, on an annualized straight-lined basis at the date of acquisition, divided by purchase price.

Results of Operations

Overview

Prior to September 17, 2010, our operations had not yet commenced. As a result, the discussions of the results of operations are only for the three and nine months ended September 30, 2011, with no prior-period comparisons provided in the accompanying sections.

Summary of operating activities for the three months ended September 30, 2011

Total revenues were approximately $839,000, with rental income of approximately $634,000. Other revenue, largely comprised of tenant reimbursements, was approximately $205,000.

Property operating costs were approximately $154,000. The significant items comprising this expense were property management fees paid to an affiliate of the Sub-advisor of $40,000 and property insurance expense of $28,000.

Real estate taxes for the three properties we owned were approximately $123,000.

General and administrative expenses were approximately $212,000. This amount was comprised largely of audit and tax fees, legal, board-related expenses and insurance.

Acquisition-related transaction costs, in the amount of approximately $246,000, were expensed as incurred. Included in these acquisition-related expenses were expenses related to organizing the joint venture with CBRE Global Multi Manager (the “Joint Venture”), and approximately $49,000 of expense was incurred for acquisitions that did not close during the quarter.

Asset management fees were approximately $80,000, but have been waived by the Advisor and Sub-advisor. The Advisor and the Sub-advisor will waive or reimburse payment of all or a portion of the asset management fees to the extent that, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Specifically, our modified FFO (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association (a trade association for direct investment programs, including non-listed REITs) with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate) during the quarter must be at least equal to our declared distributions (whether or not paid) during the quarter. However, we are not permitted to avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis.

Depreciation and amortization expense for the three months ended September 30, 2011, was approximately $345,000.

Interest expense of approximately $199,000 was the result of the interest payable on the three property-related mortgage loans outstanding as of September 30, 2011.

Our net loss was approximately $440,000 for the three months ended September 30, 2011.

Summary of operating activities for the nine months ended September 30, 2011

Total revenues were approximately $2,062,000, with rental income of approximately $1,575,000. Other revenue, largely comprised of tenant reimbursements, was approximately $487,000.

Property operating costs were approximately $358,000. The significant items comprising this expense were property management fees paid to an affiliate of the Sub-advisor of $100,000, property insurance of $40,000, and bad debt expense of $37,000.

Real estate taxes for the three properties we owned were approximately $330,000.

General and administrative expenses were approximately $588,000. This amount was comprised largely of audit and tax fees, legal, board-related, and insurance expense. Our sponsors provided $88,000 for certain of our general and administrative expenses as a capital contribution. Our sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that our sponsors will continue to contribute monies to fund future expenses.

Acquisition-related transaction costs, in the amount of approximately $740,000, were expensed as incurred. Included in these acquisition-related expenses were expenses related to the December 2010 acquisitions of Lakeside Plaza and Snow View Plaza, the June 2011 acquisition of St. Charles Plaza, expenses related to organizing the Joint Venture and approximately $138,000 of expenses incurred for acquisitions that did not close.

Asset management fees were approximately $195,000, but have been waived by the Advisor and Sub-advisor. The Advisor and the Sub-advisor will waive or reimburse payment of all or a portion of the asset management fees to the extent that, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Specifically, our modified FFO (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association (a trade association for direct investment programs, including non-listed REITs) with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate)) during the quarter must be at least equal to our declared distributions (whether or not paid) during the quarter. However, we are not permitted to avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis.

Depreciation and amortization expense for the nine months ended September 30, 2011, was approximately $853,000.

Interest expense of approximately $486,000 was the result of the interest payable on the three property-related mortgage loans outstanding as of September 30, 2011, and approximately $3,000 related to a loan provided to us by the Sub-advisor. The loan from the Sub-advisor was repaid in February 2011.

Our net loss was approximately $1,293,000 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations and our current investments. We anticipate that we will be able to refinance the mortgage loans currently outstanding as they mature. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our ongoing offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of September 30, 2011, we had raised approximately $17.3 million in gross proceeds in our offering, including $81,000 of funds reinvested through the DRP.

As of September 30, 2011, we had cash and cash equivalents of approximately $404,000. During the nine months ended September 30, 2011, we used cash of approximately $303,000.

This cash usage was the result of:

•	$431,000 provided by operating activities, as a result of the net loss reduced by depreciation and amortization and other changes in operating assets and liabilities;

•	$10.1 million used in investing activities, largely due to the St. Charles Plaza acquisition; and

•

$9.4 million provided by financing activities through the issuance of common stock and the mortgage note payable for St. Charles Plaza, partially offset by payments on mortgage notes payable, notes payable-affiliates and dividends.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from our offering, along with contributions or advances from our sponsors or from any deferral or waiver of fees by the Advisor or Sub-advisor. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with our offering are initially paid by our sponsors, which will be reimbursed for such costs up to 1.5% of the gross capital raised in our offering. As of September 30, 2011, the Advisor, Sub-advisor and their affiliates have paid approximately $6.6 million of offering and organization costs and $0.9 million of general and administrative expenses. Our sponsors provided $228,000 towards certain of our general and administrative expenses as a capital contribution since inception, and $88,000 for the nine months ended September 30, 2011. Our sponsors have not received, and will not receive, any reimbursement or equity issuance for this contribution. There is no assurance that our sponsors will continue to contribute monies to fund future distributions. Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. Approximately $1,281,000 of internal costs of the Sub-advisor have not been charged to us or recorded in our condensed consolidated financial statements. Whether these costs will be billed to us in the future is at the discretion of our Sub-advisor and will likely depend on the success of this offering.

Cash provided by operating activities was approximately $431,000 for the nine months ended September 30, 2011. Included in this total was approximately $740,000 of real estate acquisition-related expenses incurred during the period and expensed in accordance with ASC 805, Business Combinations. As of September 30, 2011, we owe the Advisor, Sub-advisor and their respective affiliates approximately $7.5 million for offering and organization expenses and general and administrative expenses. Until we have sufficient cash flow to cover our expenses, we will continue to rely upon the Advisor, Sub-advisor and their respective affiliates for financial support. There is no assurance that the sponsors will continue to contribute monies to fund future expenses.

During the nine months ended September 30, 2011, gross distributions of approximately $543,000 were paid, including $81,000 of distributions reinvested through the DRP, for net distributions of $462,000. For the nine months ended September 30, 2010, no distributions were paid. On July 13, 2011, our board of directors declared distributions to be paid to the daily stockholders of record for the months of September and October 2011. On September 29, 2011, our board of directors declared distributions to be paid to the daily stockholders of record for the months of November and December 2011. These distributions will be in a daily amount equal to $.001780802 per share of common stock outstanding. These declared distributions are equal to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. Distributions for the month of September were paid on October 3, 2011, and distributions for the month of October were paid on November 1, 2011. These distributions were funded from advances from the Sub-advisor and cash generated from operations.

Our leverage ratio was 48.0% (calculated as secured mortgage notes payable, less cash and cash equivalents, as a percentage of total real estate investments, at cost) as of September 30, 2011.

Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets without conflicts committee approval. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Due to borrowings we made during October 2011, we exceeded our charter limitation on borrowing. The conflicts committee approved the borrowings and determined that the excess leverage was justified for the following reasons: 1) we expect our leverage to fall below the 300% threshold upon the contribution of our properties to the Joint Venture, which we expect to occur prior to December 31, 2011; 2) the borrowings enabled us to purchase assets and earn rental income more quickly; 3) the acquisitions are likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; 4) the prospectus for our initial public offering disclosed the likelihood that we would exceed the charter’s leverage guidelines during the early stages of the offering; and 5) the liabilities due to our sponsor, which liabilities largely create the resulting excess leverage, do not incur any interest and the majority of such liabilities are not payable to our sponsor until the end of our initial public offering, if ever.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and for the payment of acquisition-related expenses, operating expenses, distributions and redemptions to stockholders, and interest and principal on indebtedness, as well as payments on amounts due to our sponsors. Generally, we expect to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds from our offering and from debt financings. We anticipate that we will be able to refinance the mortgage loans currently outstanding as they mature. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates and borrowings under future debt agreements.

Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt would cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

Contractual Loan-Related Commitments and Contingencies

Our contractual loan-related obligations as of September 30, 2011, were as follows:

	Payments due by period
	($000s)
	Total	2011	2012	2013
Principal payments — variable rate mortgage loan secured by Lakeside Plaza, due December 2012 (1) (2)	$4,800	$—	$4,800	—
Lakeside Plaza loan interest payments (3)	177	37	140	—
Principal payments — variable rate mortgage loan secured by Snow View Plaza, due December 2012 (4) (5)	5,115	—	5,115	—
Snow View Plaza loan interest payments (3)	191	40	151	—
Principal payments — variable rate mortgage loan secured by St. Charles Plaza, due June 2013 (6) (7)	5,375	—	—	5,375
St. Charles Plaza loan interest payments (3)	281	42	167	73

Total	$15,939	$119	$10,373	$5,448

(1)	On or before July 1, 2012, we are required to repay principal in the amount of $675,000 on the Lakeside loan. We have the right to prepay any outstanding amounts at any time in whole or in part without premium or penalty. Our operating partnership has guaranteed 25% of the obligations under this loan.
(2)	We may extend the maturity date of the loan to December 10, 2013, upon payment of an extension fee equal to 0.25% of the amount outstanding on December 10, 2012.
(3)	Interest rate at September 30, 2011 was 3.10%.
(4)	On or before July 1, 2012, we are required to repay principal in the amount of $940,000 on the Snow View loan. We have the right to prepay any outstanding amounts at any time in whole or in part without premium or penalty. Our operating partnership has guaranteed 25% of the obligations under this loan.
(5)	We may extend the maturity date of the loan to December 15, 2013, upon payment of an extension fee equal to 0.25% of the amount outstanding on December 15, 2012.
(6)	On or before January 1, 2013, we are required to repay principal in the amount of $743,000 on the St. Charles loan. We have the right to prepay any outstanding amounts at any time in whole or in part without premium or penalty. Our operating partnership has guaranteed 25% of the obligations under this loan.
(7)	We may extend the maturity date of the loan to June 10, 2014, upon payment of an extension fee equal to 0.25% of the amount outstanding on June 10, 2013.

Distributions

During the nine months ended September 30, 2011, gross distributions paid were $543,000, with $81,000 being reinvested through the DRP for net cash distributions of $462,000. There were no distributions declared or paid for the nine months ended September 30, 2010. There were gross distributions of $92,000 accrued and payable as of September 30, 2011 for the distributions declared September 1, 2011 through September 30, 2011. Distributions began accruing at the daily rate of $0.00178082 on December 1, 2010. Distributions paid in the nine months ended September 30, 2011 were funded from $431,000 of proceeds from our operations and $31,000 of proceeds from advances/contributions from our Sub-advisor.

We expect to pay distributions monthly and continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by its intention to comply with REIT requirements of the Internal Revenue Code of 1986, as amended.

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

Funds from Operations and Modified Funds from Operations

Funds from operations, or FFO, is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but is not limited to, grocery-anchored neighborhood and community shopping centers, first- and second-priority mortgage loans, mezzanine loans, bridge and other loans, mortgage-backed securities, collateralized debt obligations, and debt securities of real estate companies.

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

NET LOSS TO FFO/MFFO RECONCILIATION
($000’s)
	Three months ended September 30, 2011	Nine months ended September 30, 2011	Cumulative since Inception (1)
Net loss	$(440)	$(1,293)	$(2,040)
Depreciation and amortization	345	853	934

FFO	$(95)	$(440)	$(1,106)
Amortization of above or below market leases	97	214	230
Acquisition-related expenses	246	740	1,207
Sponsor capital contribution for certain general and administrative expense	—	88	228
Straight-line rent	(14)	(34)	(34)

MFFO	$234	$568	$525

Gross distributions paid	$232	$543	$543

(1)	Inception was September 17, 2010

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2011. For a summary of our critical accounting policies refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for us for the annual period beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for us for the annual period beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2011, we had approximately $15.3 million of variable rate debt outstanding. In the future, we may hedge our exposure to interest rate fluctuations through the utilization of derivative financial instruments, such as interest rate swaps, in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As of September 30, 2011, we have not fixed the interest rates for our debt through derivative financial instruments and as a result, we are subject to the potential impact of rising interest rates which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the fair market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage-point change in interest rates on the outstanding balance of variable-rate debt at September 30, 2011 would result in approximately $0.2 million of additional interest expense. We had no other outstanding debt as of September 30, 2011, nor did we have any outstanding interest rate contracts.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2011, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Advisor and the Sub-advisor have informed us that they will waive or reimburse payment of the asset management fees to the extent that, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Asset management fees waived by the Advisor and Sub-advisor for the nine months ended September 30, 2011 and 2010 were $195,000 and $0, respectively. In addition, our sponsors provided $228,000 towards certain of our general and administrative expenses as a capital contribution since inception, and $88,000 for the nine months ended September 30, 2011. Our sponsors have not received, and will not receive, additional equity securities or any reimbursement for this contribution. There is no assurance that our sponsors will continue to contribute monies to fund future distributions. Also, approximately $1,281,000 of internal costs of the Sub-advisor have not been charged to us. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through the continuous offering. Whether these internal costs incurred by the Sub-advisor will be billed is dependent upon the success of the offering and the discretion of the Sub-advisor.

Our joint venture arrangement with the CBREI Investors reduces our control over our assets and could give rise to disputes with our joint venture partners, which could adversely affect the value of your investment in us.

Our joint venture with the CBREI Investors involves risks not otherwise present when we own properties through wholly owned entities. For example:

•

Certain major decisions with respect to the CBRE Joint Venture require the approval of a majority of an executive committee of the CBRE Joint Venture. The committee includes two members appointed by the CBREI Investors. Our inability to obtain majority approval may prevent us from executing transactions that would be in our best interest.

•

A dispute with respect to certain major decisions may give either party the right to trigger buy/sell rights. Should we instigate the buy/sell procedures, we would (at the election of the CBREI Investors) have to sell our interests in the CBRE Joint Venture or buy the CBREI Investors’ interest in the CBRE Joint Venture. Should the CBREI Investors initiate the buy/sell procedures, we would have to choose between buying and selling our interest in the CBRE Joint Venture. If we are a seller under the buy/sell procedures, the terms of the sale may be less attractive than if we had held onto our investment; and if we are a buyer, we may be unable to finance such a buy-out or may have to incur indebtedness on unattractive terms or at levels that might not be in our best interest.

•

Our agreement with the CBREI Investors limits certain direct and indirect transfers of our interest in the CBRE Joint Venture. As a result, we may be unable to sell our interest in the CBRE Joint Venture when we would otherwise like and we may be unable to sell large equity interests in us or certain subsidiaries to a large investor that would, as a result of the sale, directly or indirectly own 20% or more of the subsidiary through which we own our interest in the CBRE Joint Venture.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the nine months ended September 30, 2011.

b)

On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $285.0 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of September 30, 2011, we have issued 1,855,789 shares of our common stock, inclusive of 8,538 shares issued pursuant to the DRP, while raising $17.3 million in gross offering proceeds.

As of September 30, 2011, we have incurred the following cumulative offering costs in connection with the issuance and distribution of the registered securities:

($000s)	Offering Costs
Offering costs to related parties	$6,650
Offering costs to non-related parties	453

Total	$7,103

From the commencement of our ongoing initial public offering through September 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $10.2 million, including net offering proceeds from our dividend reinvestment plan of $81,000.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest primarily in grocery-anchored neighborhood and community shopping centers throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program; capital expenditures; tenant improvement costs; and other funding obligations. As of September 30, 2011, we have used the net proceeds from our ongoing primary public offering and debt financing to purchase $31.2 million in real estate, and to pay $1.1 million of acquisition and origination fees and expenses.

PART II. OTHER INFORMATION (CONTINUED)

c)	We did not repurchase any of our securities during the nine-month period ended September 30, 2011, and no shares eligible for redemption were the subject of any redemption requests during this period.

Item 3.	Defaults upon Senior Securities

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

Item 4.	(REMOVED AND RESERVED)

Item 5.	Other Information

(a)	During the third quarter of 2011, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix C to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.4	Share Repurchase Program (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.5	Amended Share Repurchase Program (incorporated by reference to Exhibit 9.1 to the Company’s Current Report on Form 8-K filed October 5, 2011 and effective November 4, 2011)

4.6	Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated July 28, 2010 (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.7	First Amendment to Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated September 17, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed September 24, 2010)

10.1	Limited Partnership Agreement of PECO-ARC Institutional Joint Venture I, L.P. dated September 20, 2011

10.2	First Amendment to Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated September 20, 2011 (incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011

10.3	Amended and Restated Limited Partnership Agreement of PECO-ARC Institutional Joint Venture I, L.P. dated November 11, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Stockholders’ Equity; and (iv) Condensed Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: November 14, 2011	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer