Form 10-K
period 2011-12-31
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2012-03-23
CIK 1476204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

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

As of March 11, 2012, there were 3,380,378 outstanding shares of common stock of the Registrant.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Phillips Edison—ARC Shopping Center REIT Inc. (“Phillips Edison—ARC Shopping Center REIT,” “we,” “the Company,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009 and has elected to be treated as a real estate investment trust (“REIT”) beginning with the year ended December 31, 2010. Substantially all of our business is expected to be conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are the sole limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

We are offering to the public pursuant to a registration statement $1.785 billion in shares of common stock (“our offering”). Our offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP.

As of December 31, 2011, we had issued 2,658,159 shares of common stock, including 16,647 shares issued through the DRP, generating gross cash proceeds of $25.4 million.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was formed in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by American Realty Capital II, LLC (“AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of solid national and regional retailers selling necessity-based goods and services, in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “Non-Controlling Interest”). The joint venture is in the form of PECO-ARC Institutional Joint Venture I., L.P., a Delaware limited partnership (the “Joint Venture”). We, through an indirectly wholly owned subsidiary, hold an approximate 54% interest in the Joint Venture and serve as the general partner and manage the operations of the Joint Venture. The Non-Controlling Interests hold the remaining approximate 46% interest.

The Joint Venture intends to invest in grocery-anchored neighborhood and community shopping centers with acquisition costs of no more than $20 million per property. We have committed to contribute approximately $58.7 million to the Joint Venture and the Non-Controlling Interests have committed to contribute $50 million in cash. Through December 31, 2011, we have contributed properties (which we acquired for $63.0 million) to the Joint Venture. As of December 31, 2011, the Company has contributed approximately $17.0 million in cash to the Joint Venture and the Non-Controlling Interests have contributed approximately $14.4 million in cash to the Joint Venture. Until March 20, 2013 (or the investment of all of the capital that is to be contributed to the Joint Venture), neither we nor the Sub-advisor or its affiliates may acquire properties meeting the Joint Venture’s investment strategy, except through the Joint Venture.

We, through the Joint Venture, owned fee simple interests in seven real estate properties acquired from third parties unaffiliated with us or the Advisor as of December 31, 2011:

Property Name	Location	Property Type	Date Acquired	Contract Purchase Price (1)	Rentable Square Footage	Annualized Effective Rent (2)	Annualized Effective Rent per Leased Square Foot	Average Remaining Lease Term in Years	% Leased
Lakeside Plaza	Salem, Virginia	Shopping Center	12/10/10	$8.75 million	82,033	$821,740	$10.13	5.4 years	98.9%
Snow View Plaza	Parma, Ohio	Shopping Center	12/15/10	$12.30 million	100,460	$1,114,368	$12.05	7.3 years	92.0%
St. Charles Plaza	Haines City, Florida	Shopping Center	6/10/11	$10.10 million	65,000	$903,523	$14.43	12.3 years	96.3%
Southampton Village	Tyrone, Georgia	Shopping Center	10/14/11	$8.35 million	77,956	$812,422	$12.05	10.0 years	86.5%
Centerpoint	Easley, South Carolina	Shopping Center	10/14/11	$6.85 million	72,287	$680,007	$11.11	10.3 years	82.8%
Burwood Village Center	Glen Burnie, Maryland	Shopping Center	11/9/11	$16.60 million	105,834	$1,409,602	$13.75	7.4 years	96.9%
Cureton Town Center	Waxhaw, North Carolina	Shopping Center	12/29/11	$13.95 million	84,357	$1,107,532	$14.15	12.2 years	92.8%

(1)	The contract purchase price excludes closing costs and acquisition costs.
(2)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2011 multiplied by 12 months, less any tenant concessions.

We are not aware of any material current tenants who will not be able to pay their contractual rental amounts as they become due or whose inability to pay would have a material adverse impact on our results of operations, financial condition and ability to pay distributions. For additional information regarding our properties and significant tenants, see Item 2 below.

Segment Data

We currently view our real estate asset as one reportable segment. Accordingly, we did not report any other segment disclosures in 2011.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with the tax year ended December 31, 2010. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

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

Employees

We do not have any employees. In addition, all of our executive officers are officers of Phillips Edison & Company or one or more of its affiliates and will be compensated by those entities, in part, for their service rendered to us. We do not separately compensate our executive officers for their service as officers.

The employees of Phillips Edison- or AR Capital-affiliated entities perform substantially all of the services related to our company. The expenses related to providing these services are charged to us based on time spent by these employees while providing services to us, excluding those acquisition and disposition services that are covered under separate fees charged to us. The employee-related expenses organization and offering costs charged to us for the years ended December 31, 2011 and December 31, 2010 were $0.6 million and $1.5 million, respectively. Also, $2.0 million of organization and offering costs incurred by the Sub-advisor on our behalf have not been charged to us or recorded in our consolidated financial statements for the year ended December 31, 2011. Whether these costs will be billed to us in the future is at the discretion of the Sub-advisor and will likely depend upon the success of our offering. There were no such unbilled costs for the year ended December 31, 2010.

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

Risks Related to an Investment in Us

Because no public trading market for our shares currently exists, it is difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it will likely be at a substantial discount to the public offering price.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing your shares. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon 30 days’ notice. Further, the share repurchase program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

We have a limited operating history and neither the Advisor nor the Sub-advisor has any prior operating history or any previous experience operating a public company, which makes our future performance difficult to predict.

We have a limited operating history and as of December 31, 2011, we owned interests in seven real estate investments. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of the Advisor.

The Advisor and the Sub-advisor have limited operations as of the date of this report. Because previous Phillips Edison-sponsored programs were conducted through privately held entities, they were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. Our executive officers and directors have limited experience managing public companies. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and you should not assume that it will be similar to the prior performance of other Phillips Edison- or AR Capital-sponsored programs. Our lack of an operating history, the Advisor’s and the Sub-advisor’s lack of experience operating a public company, the differences between us and the private Phillips Edison-sponsored programs and our AR Capital sponsor’s limited experience in connection with investments of the type to be made by us significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

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

Our Dealer Manager has the right to terminate its relationship with us if, among other things, any of the following occur: (1) our voluntary or involuntary bankruptcy; (2) we materially change our business; (3) we become subject to a material action, suit, proceeding or investigation; (4) we materially reduce the rate of any distribution we may pay in the future without its prior written consent; (5) we suspend or terminate our share repurchase program without its prior written consent; (6) the value of our common shares materially adversely changes; (7) a material breach of the dealer manager agreement by us (which breach has not been cured within the required timeframe); (8) our willful misconduct or a willful or grossly negligent breach of our obligations under the dealer manager agreement; (9) the issuance of a stop order suspending the effectiveness of our registration statement by the SEC and not rescinded within 10 business days of its issuance; or (10) the occurrence of any event materially adverse to us and our prospects or our ability to perform our obligations under the dealer manager agreement. If our Dealer Manager elects to terminate its relationship with us, our ability to complete our offering and implement our investment strategy would be significantly impaired and would increase the likelihood that our stockholders could lose all or a part of their investment.

Our joint venture arrangement with the Non-Controlling Interests reduces our control over our assets and could give rise to disputes with our joint venture partners, which could adversely affect the value of your investment in us.

Our joint venture with the Non-Controlling Interests involves risks not otherwise present when we own properties through wholly owned entities. For example:

•

Certain major decisions with respect to the Joint Venture require the approval of a majority of the executive committee of the Joint Venture. The committee includes two members appointed by the Non-Controlling Interests. Our inability to obtain majority approval may prevent us from executing transactions that would be in our best interest.

•

A dispute with respect to certain major decisions may give either party the right to trigger buy/sell rights. Should we instigate the buy/sell procedures, we would (at the election of the Non-Controlling Interests) have to sell our interests in the Joint Venture or buy the Non-Controlling Interests’ interest in the Joint Venture. Should the Non-Controlling Interests instigate the buy/sell procedures, we would have to choose between buying and selling our interest in the Joint Venture. If we are a seller under the buy/sell procedures, the terms of the sale may be less attractive than if we had held onto our investment; and if we are a buyer, we may be unable to finance such a buy-out or may have to incur indebtedness on unattractive terms or at levels that might not be in our best interest.

•

Our agreement with the Non-Controlling Interests limits certain direct and indirect transfers of our interest in the Joint Venture. As a result, we may be unable to sell our interest in the Joint Venture when we would otherwise like and we may be unable to sell large equity interests in us or certain subsidiaries to a large investor that would, as a result of the sale, directly or indirectly own 20% or more of the subsidiary through which we own our interest in the Joint Venture.

Our investments made through the Joint Venture will be held in a subsidiary REIT. If such subsidiary REIT were to fail to qualify as a REIT, our own REIT qualification could be threatened.

If we pay distributions from sources other than our funds from operations, we will have fewer funds available for investment in properties and other assets and our stockholders’ overall return may be reduced.

Our organizational documents permit us to pay distributions from any source without limit. If we fund distributions from financings, the net proceeds from our offering or other sources, we will have fewer funds available for investment in real estate properties and other real estate-related assets and our stockholders’ overall returns may be reduced. We expect to have little, if any, funds from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to use third-party borrowings to fund our distributions. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions, which could increase our operating costs. We may also fund such distributions from advances from our sponsors or from any deferral or waiver of fees by the Advisor and Sub-advisor. To the extent distributions exceed our current and accumulated earnings and profits, a stockholder’s tax basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s tax basis, the stockholder will generally recognize capital gain.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends primarily upon the performance of the Sub-advisor, acting on behalf of the Advisor, with respect to the acquisition of our investments, including the ability to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in our offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. We can give no assurance that the Sub-advisor, acting on behalf of the Advisor, will be successful in obtaining suitable investments on financially attractive terms or that our objectives will be achieved. If we are unable to find suitable investments promptly, we will hold the proceeds from our offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

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

The capital and credit markets have experienced extreme volatility and disruption during 2008 and 2009. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly at times to obtain new lines of credit. We rely on debt financing to finance our properties and possibly other real estate-related investments. We may not be able to obtain additional debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, or to dispose of some of our assets. If the current debt market environment worsens, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher-yielding investments that do not require the use of leverage to meet our portfolio goals.

Disruptions in the financial markets and challenging economic conditions could adversely affect the values of investments we acquire. Challenging economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values of real estate properties and in the collateral securing any loan investments we may make. These could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts we pay for such investments;

•	the value of collateral securing any loan investment that we may make could decrease below the outstanding principal amounts of such loans;

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

We rely upon our sponsors and the real estate professionals affiliated with our sponsors to identify suitable investments. The private Phillips Edison-sponsored programs, especially those for which the offering proceeds have not been fully invested, rely on our Phillips Edison sponsors for investment opportunities. Similarly, the AR Capital-sponsored programs rely on our AR Capital sponsor for investment opportunities. To the extent that our sponsors and the other real estate professionals employed by the Advisor and Sub-advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our offering and the continuing high demand for the types of properties and other investments we desire to purchase increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, we could experience delays in the payment of cash distributions attributable to those particular properties.

We may change our targeted investments without stockholder consent.

We expect to allocate approximately 90.0% of our portfolio to investments in grocery-anchored neighborhood and community shopping centers throughout the United States with a focus on well-located shopping centers that are well occupied at the time of purchase and typically cost less than $20 million per property. We intend to allocate approximately 10.0% of our portfolio to other real estate properties and real estate-related loans and securities such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5.0% of the proceeds of our offering, assuming we sell the maximum offering amount. If we raise substantially less than the maximum offering amount and we acquire a real estate-related asset early in our offering stage, our investments in real estate-related loans and securities could constitute a greater percentage of our portfolio, although we do not expect those assets to represent a substantial portion of our assets at any one time. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of our stockholders’ investments in us will fluctuate with the performance of the specific assets we acquire.

Our offering is being made on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a diversified portfolio of investments. If we are unable to raise substantial funds in our offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our stockholders’ investments in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions.

Because we are dependent upon the Advisor, the Sub-advisor and their affiliates to conduct our operations, any adverse changes in the financial health of the Advisor, the Sub-advisor or their affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investments.

We are dependent on the Sub-advisor, which is responsible for our day-to-day operations and is primarily responsible for the selection of our investments on behalf of the Advisor, and on the Advisor, which consults with the Sub-advisor with respect to acquisitions to be recommended to our board of directors. We are also dependent on the Property Manager to manage our portfolio of real estate assets. Neither the Advisor nor the Sub-advisor has any previous operating history, and they depend upon the fees and other compensation that they receive from us in connection with the purchase, management and sale of assets to conduct their operations. Any adverse changes in the financial condition of the Advisor, the Sub-advisor, the Property Manager or certain of their affiliates or in our relationship with them could hinder their ability to successfully manage our operations and our portfolio of investments.

The loss of or the inability to obtain key real estate professionals at the Advisor, the Sub-advisor or the Dealer Manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Messrs. Schorsch and Kahane at the Advisor and Dealer Manager, and Messrs. Phillips and Edison, John Bessey, our President, R. Mark Addy, our Chief Operating Officer, and Richard J. Smith, our Chief Financial Officer, at the Sub-advisor. We do not have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Advisor’s, the Sub-advisor’s, and their respective affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and the Advisor, the Sub-advisor and their respective affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms, as needed, that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

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

Risks Related to Conflicts of Interest

Our sponsors and their respective affiliates, including all of our executive officers, some of our directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

The Advisor and Sub-advisor and their respective affiliates receive substantial fees from us. These fees could influence the Advisor’s and Sub-advisor’s advice to us as well as their judgment with respect to:

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

•	acquisitions of properties and other investments from third parties, which entitle the Advisor and the Sub-advisor to acquisition and asset-management fees and loan originations to third parties;

•	borrowings to acquire properties and other investments and to originate loans, which borrowings increase the acquisition, and asset-management fees payable to the Advisor and the Sub-advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Advisor and the Sub-advisor to a subordinated incentive fee; and

•	whether and when we seek to sell the company or its assets, which sale could entitle the Advisor and the Sub-advisor to a subordinated share of cash flows.

The fees the Advisor and the Sub-advisor receive in connection with transactions involving the acquisition of assets are based initially on the cost of the investment, including costs related to loan originations, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence the Advisor and the Sub-advisor to recommend riskier transactions to us. In addition, because the fees are based on the cost of the investment, it may create an incentive for the Advisor and the Sub-advisor to recommend that we purchase assets with more debt and at higher prices.

Because other real estate programs sponsored by our sponsors and offered through our Dealer Manager may conduct offerings concurrently with our offering, our sponsors and our Dealer Manager will face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

An affiliate of the Advisor is also the advisor of several other AR Capital-sponsored non-traded REITs that are raising capital in ongoing public offerings. Our Dealer Manager is also the dealer manager or is named in the registration statement as the dealer manager in multiple offerings, including some AR Capital sole-sponsored offerings, that are either effective or in registration. In addition, our sponsors may decide to sponsor future programs that would seek to raise capital through public offerings conducted concurrently with our offering. As a result, our sponsors and our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous public offerings by programs that have a substantially similar mix of investment attributes, including targeted investment types. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and might compete with us for investment capital. Such conflicts may not be resolved in our favor, and you will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

The management of multiple REITs, especially REITs in the development stage, by the officers of the Advisor may significantly reduce the amount of time the officers of the Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.

The officers of the Advisor are part of the senior management or are key personnel of several other AR Capital-sponsored REITs and their advisors. Some of the AR Capital-sponsored REITs, have registration statements that are not yet effective and are in the development phase, while others have registration statements that became effective in the past six months. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our AR Capital sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of the officers of our advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer.

We compete for investors with other programs of our AR Capital sponsor, which could adversely affect the amount of capital we have to invest.

Our AR Capital sponsor is currently the sponsor of several other public offerings of non-traded REIT shares and a public offering of shares for a REIT that has applied for listing on The NASDAQ Capital Market, which offerings will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and intend to elect to be taxed as REITs. The offerings will likely occur concurrently with our offering, and our AR Capital sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in our offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

Our sponsors face conflicts of interest relating to the acquisition of assets and leasing of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

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

If approved by a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, we may enter into joint venture agreements with other sponsor-affiliated programs or entities for the acquisition, development or improvement of properties or other investments. All of our executive officers, some of our directors and the key real estate professionals assembled by the Advisor and Sub-advisor are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interest in the Advisor, the Sub-advisor, the Dealer Manager or other sponsor-affiliated entities. These persons will face conflicts of interest in determining which sponsor-affiliated program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the sponsor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a sponsor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The sponsor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and your detriment.

Our sponsors, our officers, the Advisor, the Sub-advisor and the real estate and other professionals assembled by the Advisor and Sub-advisor, face competing demands relating to their time, and this may cause our operations and our stockholders’ investment to suffer.

We rely on the Sub-advisor, acting on behalf of the Advisor, for the day-to-day operation of our business. In addition, the Sub-advisor has the primary responsibility for the selection of our investments on behalf of the Advisor. The Advisor consults with the Sub-advisor with respect to proposed acquisitions, and the Advisor and the Sub-advisor jointly recommend investment opportunities to our board of directors but in the event of a disagreement, the determination of the Sub-advisor will prevail. The Advisor and Sub-advisor also work jointly to make major decisions affecting us, all under the direction of our board of directors. The Advisor and Sub-advisor rely on our sponsors and their respective affiliates to conduct our business. Messrs. Phillips and Edison are principals of Phillips Edison and the affiliates that manage the assets of the other Phillips Edison-sponsored programs. Similarly, our individual AR Capital sponsors are key executives in other AR Capital-sponsored programs. As a result of their interests in other Phillips Edison- or AR Capital-sponsored programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other Phillips Edison- or AR Capital-sponsored programs and other business activities in which they are involved. Should the Advisor or Sub-advisor breach its fiduciary duties to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments and the value of our stockholders’ investments may decline.

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

Although our sponsors and their affiliates have previously paid, forgiven or deferred certain fees and expenses related to us, there is no obligation by our sponsors or their affiliates to continue to do so in the future.

The Advisor and the Sub-advisor will reimburse us for all or a portion of the asset management fees paid in a given quarter if, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. We cannot assure you that the Advisor will be willing to renew our advisory agreement on terms that require the Advisor and Sub-advisor to continue to reimburse us for certain asset management fees. In addition, our sponsors have provided $228,000 towards certain of our general and administrative expenses as a capital contribution since inception. Our sponsors have not received, and will not receive, additional equity securities or any reimbursement for this contribution. Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses. Also, approximately $2.0 million of organization and offering costs incurred by the Sub-Advisor on our behalf has not been charged to us. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through our offering. Whether these organization and offering costs incurred by the Sub-Advisor will be billed is dependent upon the success of our public offering and the discretion of the Sub-Advisor.

Risks Related to Our Offering and Our Corporate Structure

Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our sponsors have initially invested only $428,000 in us through our Phillips Edison sponsor’s purchase of 20,000 shares of our common stock at $10.00 per share and through the contribution of $228,000 towards certain of our general and administrative expenses in 2010. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for our significant organization and offering expenses, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

The offering price of our shares was not established in reliance on a valuation of our assets and liabilities; the actual value of your investment may be substantially less than what you pay. We may use the most recent price paid to acquire a share in our initial public or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when the Advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any valuation (independent or otherwise), the offering price is likely to be higher than the proceeds that you would receive upon liquidation or a resale of your shares if they were to be listed on an exchange or actively traded by broker-dealers, especially in light of the upfront fees that we pay in connection with the issuance of our shares.

To assist FINRA members and their associated persons that participate in this offering, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the Advisor estimated the value of our common shares as $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the offering price of our shares of common stock in our initial public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). The Advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. If our board of directors determines that it is in our best interest, we may conduct follow on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership.)

Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our initial public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of the our assets because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, the Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

The actual value of shares that we repurchase under our share repurchase program may be substantially less than what we pay.

Under our share repurchase program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death, qualifying disability or determination of incompetence. The maximum price that may be paid under the program is $10.00 per share, which is the offering price of our shares of common stock in the primary portion of our initial public offering (ignoring purchase price discounts for certain categories of purchasers) and, as described above, the initial estimated value of our common shares disclosed to assist FINRA members and their associated persons that participate in this offering, pursuant to FINRA Rule 2310. Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

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

Under Maryland law, a corporation can opt to be governed by some or all of these provisions if it has a class of equity securities registered under the Exchange Act, and has at least three independent directors. Our charter does not prohibit our board of directors from opting into any of the above provisions permitted under Maryland law. Becoming governed by any of these provisions could discourage an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our securities.

Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.

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

Our share repurchase program includes numerous restrictions that limit our stockholders’ ability to sell their shares. During any calendar year, we may purchase no more than 5.0% of the weighted-average number of shares outstanding during the prior calendar year. Our stockholders must hold their shares for at least one year in order to participate in the share repurchase program, except for repurchases sought upon a stockholder’s death or “qualifying disability.” The cash available for redemption on any particular date is generally limited to the proceeds from the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of our board of directors. These limitations do not, however, apply to repurchase sought upon a stockholder’s death or “qualifying disability.” Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. These limits may prevent us from accommodating all repurchase requests made in any year. These restrictions would severely limit your ability to sell your shares should you require liquidity and would limit your ability to recover the value you invested. Our board is free to amend, suspend or terminate the share repurchase program upon 30 days’ notice.

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

Payment of fees to the Advisor, the Sub-advisor and their respective affiliates reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investments in our shares.

The Advisor, the Sub-advisor and their respective affiliates perform services for us in connection with the sale of shares in our offering, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investments and reduces the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our offering and assuming a $10.00 purchase price for shares sold in the primary offering and a $9.50 purchase price for shares sold under the dividend reinvestment plan, we estimate that approximately 87.2% of the gross proceeds will be available to make investments in real estate properties and other real estate-related loans and securities. We will use the remainder of the offering proceeds to pay the costs of our offering, including selling commissions and the dealer manager fee, and to pay a fee to the Advisor and the Sub-advisor for their services in connection with the selection, acquisition and financing of properties, and to repurchase shares of our common stock under our share repurchase program.

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

Although we are not currently afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

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

Our properties and their performance are subject to the risks typically associated with real estate, including:

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

Any of the above factors, or a combination thereof, could result in a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investments.

We depend on our tenants for revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of our tenants.

We depend upon tenants for revenue. Rising vacancies across commercial real estate have resulted in increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. A property may incur vacancies either by the expiration of a tenant lease, the continued default of a tenant under its lease or the early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In order to maintain tenants, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. In addition, if we are unable to attract additional or replacement tenants, the resale value of the property could be diminished, even below our cost to acquire the property, because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investments.

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

Our revenue will be affected by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on our stockholders’ investments.

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

Our retail tenants face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions.

Retailers at our properties face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and Internet shopping. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

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

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investments.

We face competition from various entities for investment opportunities in retail properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties.

A property may incur vacancies either by the expiration of a tenant lease, the continued default of a tenant under its lease or the early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investments.

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

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investments. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.

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

We may from time to time acquire unimproved real property or properties that are under development or construction. Investments in such properties are subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment.

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

We have entered into a joint venture and may enter into additional joint ventures with third parties, including entities that are affiliated with the Advisor or Sub-advisor, to acquire properties and other assets. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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

Under certain joint venture arrangements, neither venture partner may have the power to control the venture and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor or Sub-advisor, certain conflicts of interest will exist. Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of our stockholders’ investments.

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

Our real properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investments.

We will attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result.

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

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investments.

The costs of defending against claims of environmental liability or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability or of paying personal injury claims could reduce the amounts available for distribution to our stockholders. Generally, we expect that the real estate properties that we acquire will have been subject to Phase I environmental assessments at the time they were acquired. A Phase I environmental assessment or site assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property.

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

We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. We expect to have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.

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

We may acquire or originate subordinated loans and invest in subordinated mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

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

We may make equity investments in other REITs and other real estate companies. We will target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5.0% of the proceeds of our offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Our investments in real estate-related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this report.

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

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

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

Our debt service payments will reduce our cash flow available for distributions. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of your investment.

Our policies do not limit us from incurring debt until our borrowings would cause our total liabilities to exceed 75.0% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our offering, our conflicts committee may approve debt in excess of this limit. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

U.S. Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

If our stockholders participate in the DRP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received

Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.

We operate in a manner that is intended to cause us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2010. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of U.S. federal income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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

We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Moreover, pursuant to our involvement in public-private joint ventures, other similar programs recently announced by the federal government, or otherwise, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable regulations promulgated by the U.S. Treasury Department (the “Treasury Regulations”), the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value.

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

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations.

We may be deemed to be ourselves, or we may make investments in entities that own or are themselves deemed to be, taxable mortgage pools. Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for U.S. federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would generally be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for U.S. federal income tax purposes.

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

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service (the “IRS”) could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the income and/or asset tests.

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

Legislation enacted in 2003 and modified in 2005 and 2010 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15.0% through 2012. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates, to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

There is a prohibited transaction safe harbor available under the Internal Revenue Code when a property has been held for at least two years and certain other requirements are met. It cannot be assured, however, that any property sales would qualify for the safe harbor. It may also be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or, for tax years beginning before January 1, 2013, qualified dividend income) generally are taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us, for taxable years beginning before January 1, 2013, as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the position of the IRS regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a dividend reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid preferential dividends, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year ending on or after December 31, 2011, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year after December 31, 2011. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.

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

This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

Real Estate Investments

We own all of our real estate properties through the Joint Venture. We hold a 54% interest in the Joint Venture and the Non-Controlling Interests hold the remaining 46% interest. As of December 31, 2011, we, through the Joint Venture, owned fee simple interests in seven real estate properties acquired from third parties unaffiliated with us, the Advisor or the Sub-advisor. The following is a summary of our real estate properties as of December 31, 2011:

Property Name	Location	Property Type	Date Acquired	Contract Purchase Price (1)	Rentable Square Footage	Annualized Effective Rent (2)	Annualized Effective Rent per Leased Square Foot	Average Remaining Lease Term in Years	% Leased
Lakeside Plaza	Salem, Virginia	Shopping Center	12/10/10	$8.75 million	82,033	$821,740	$10.13	5.4 years	98.9%
Snow View Plaza	Parma, Ohio	Shopping Center	12/15/10	$12.30 million	100,460	$1,114,368	$12.05	7.3 years	92.0%
St. Charles Plaza	Haines City, Florida	Shopping Center	6/10/11	$10.10 million	65,000	$903,523	$14.43	12.3 years	96.3%
Southampton Village	Tyrone, Georgia	Shopping Center	10/14/11	$8.35 million	77,956	$812,422	$12.05	10.0 years	86.5%
Centerpoint	Easley, South Carolina	Shopping Center	10/14/11	$6.85 million	72,287	$680,007	$11.11	10.3 years	82.8%
Burwood Village Center	Glen Burnie, Maryland	Shopping Center	11/9/11	$16.60 million	105,834	$1,409,602	$13.75	7.4 years	96.9%
Cureton Town Center	Waxhaw, North Carolina	Shopping Center	12/29/11	$13.95 million	84,357	$1,107,532	$14.15	12.2 years	92.8%

(1)	The contract purchase price excludes closing costs and acquisition costs.
(2)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2011 multiplied by 12 months, less any tenant concessions.

Significant Tenants and Lease Expirations

The following table sets forth information regarding the two tenants comprising ten percent or more of the aggregate annualized effective rent or occupying ten percent or more of the aggregate rentable square footage at our seven shopping centers as of December 31, 2011:

Tenant Name/Property	Tenant Industry	Annualized Effective Rent (1)	% of Total Portfolio Annualized Effective Rent	Rentable Square Footage	% of Total Portfolio Square Footage	Lease Expiration
Giant Eagle Inc./Snow View Plaza	Retail – Grocery Store	$713,529	10.4%	58,171 sq. ft.	9.9%	September 2020 (2)
Publix Super Markets, Inc./St. Charles Plaza, Southampton Village and Centerpoint	Retail – Grocery Store	$1,436,496	21.0%	141,291 sq. ft.	24.0%	(3)

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2011 multiplied by 12 months, less any tenant concessions.

(2)	Giant Eagle has five options to extend the term of its lease by five years each.
(3)

Publix’ leases at St. Charles Plaza, Southampton Village, and Centerpoint expire in October 2027, December 2023, and January 2023, respectively. Publix has six options to extend the term of its lease at St. Charles Plaza by five years each. Publix has seven options to extend the term of its lease at Southampton Village by five years each. Publix has six options to extend the term of its lease at Centerpoint by five years each.

Property Statistics

The following table lists, on an aggregate basis, all of the scheduled lease expirations after December 31, 2011 over each of the years ending December 31, 2012 and thereafter for our seven shopping centers. The table shows the approximate leased rentable square feet and annualized effective rent represented by the applicable lease expirations:

Year	Number of Expiring Leases	Annualized Effective Rent (1)	% of Total Portfolio Annualized Effective Rent	Leased Square Feet Expiring	% of Rentable Square Feet Expiring
2012	10	$272,405	4.0%	11,644	2.1%
2013	15	$582,483	8.5%	31,726	5.8%
2014	16	$814,672	11.9%	55,026	10.1%
2015	13	$587,585	8.6%	27,625	5.1%
2016	7	$224,031	3.3%	16,653	3.0%
2017	4	$217,943	3.2%	14,016	2.6%
2018	1	$32,844	0.5%	2,346	0.4%
2019	3	$449,269	6.6%	54,533	10.0%
2020	3	$829,329	12.1%	67,371	12.4%
2021	3	$146,100	2.1%	10,160	1.9%
Thereafter	9	$2,692,533	39.3%	253,152	46.6%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2011 multiplied by 12 months, less any tenant concessions.

Portfolio Tenancy

Prior to the acquisition of a property, we assess the suitability of the grocery anchor tenant and other tenants in light of our investment objectives, namely, preserving capital and providing stable cash flows for distributions. Generally, we assess the strength of the tenant by consideration of company factors, such as its financial strength and market share in the geographic area of the shopping center, as well as location-specific factors, such as the store’s sales, local competition and demographics. When assessing the tenancy of the non-anchor space at the shopping center, we consider the tenant mix at each shopping center in light of our portfolio, the proportion of national and national franchise tenants, and credit worthiness of specific tenants. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals.

The following table presents the composition of our portfolio by tenant type:

Tenant Type	Leased Square Footage	% of Leased Square Footage	Annualized Effective Rent (1)	% of Annualized Effective Rent
Grocery anchor	339,720	62.4%	$3,428,893	50.1%
National/national franchise	102,253	18.8%	1,537,026	22.4%
Regional & local	102,279	18.8%	1,883,275	27.5%

	544,252	100.0%	$6,849,194	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2011 multiplied by 12 months, less any tenant concessions.

The following table presents the composition of our portfolio by the industries of our tenants:

Tenant Industry	Leased Square Footage	% of Leased Square Footage	Annualized Effective Rent (1)	% of Annualized Effective Rent
Grocery	339,720	62.4%	3,428,893	50.1%
Restaurant	67,947	12.5%	1,169,208	17.1%
Retail Stores	57,455	10.6%	664,675	9.6%
Services	79,130	14.5%	1,586,418	23.2%

	544,252	100.0%	6,849,194	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2011 multiplied by 12 months, less any tenant concessions.

The following table presents our largest tenants by the amount of square footage leased by each tenant:

Largest Tenants	Number of locations	Tenant Industry	Leased Square Footage	% of Leased Square Footage	Annualized Effective Rent (1)	% of Annualized Effective Rent
Publix	3	Grocery	142,791	26.2%	$1,484,391	21.7%
Giant Eagle	1	Grocery	58,171	10.7%	713,529	10.4%
Kroger	1	Grocery	52,337	9.6%	416,658	6.1%
Harris Teeter	1	Grocery	48,756	9.0%	400,000	5.8%
Food Lion	1	Grocery	37,665	6.9%	414,315	6.0%
CVS	2	Retail Stores	20,950	3.8%	191,632	2.8%
Dollar General	1	Retail Stores	12,000	2.2%	126,000	1.8%
All other Tenants	74	Various	171,582	31.5%	3,102,668	45.3%

			544,252	100%	$6,849,194	100%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2011 multiplied by 12 months, less any tenant concessions.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 11, 2012, we had 826 stockholders of record.

Market Information

We are currently offering shares of our common stock pursuant to an effective registration statement at an offering price of $10.00 per share in our “best efforts” offering. As of March 11, 2012, we had approximately 3.4 million shares of common stock outstanding, held by a total of 826 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to our offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to the DRP. Additionally, we provide discounts in our offering for certain categories of purchasers, including volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Until the later of 18 months after the termination of our offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in our most recent offering as the per share net asset value. The estimated value of a share of our common stock is $10.00 per share as of December 31, 2011. This estimated value may be higher than the price at which you could resell your shares because (1) our offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value may be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

Dividend Reinvestment Plan

We have adopted the DRP, through which stockholders may elect to reinvest an amount equal to the dividends declared on their shares of common stock into shares of our common stock in lieu of receiving cash dividends. Shares may be purchased under the DRP for a price equal to $9.50 during our primary offering period. Until we establish an estimated value per share that is not based on the price to acquire a share in the primary offering or a follow-on public offering, shares issued pursuant to the DRP will be priced at the estimated value per share of our common stock, as determined by the Advisor or another firm chosen for that purpose. We expect to establish an estimated value per share not based on the price to acquire a share in the primary offering or a follow-on public offering upon the completion of our offering stage. We will consider our offering stage complete when we are no longer offering equity securities—whether through our current offering or follow-on public offerings—and have not done so for 18 months. Participants in the DRP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock. For the year ended December 31, 2011, approximately 17,000 shares or $158,000, were reinvested through the DRP. There was no DRP activity during 2010.

Distribution Information

We pay distributions based on daily record dates, payable monthly in arrears. The distributions that we have paid are equal to a daily amount of $0.001780802 per share of common stock, which if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share. During the year ended December 31, 2010, we made no distributions. During the year ended December 31, 2011, we paid monthly distributions that totaled $873,000. On January 3, 2012, we paid distributions for the period from December 1, 2011 to December 31, 2011 in the amount of $142,000. On February 1, 2012, we paid distributions for the period from January 1, 2012 to January 31, 2012 in the amount of $153,000. On March 1, 2012, we paid distributions for the period from February 1, 2012 to February 29, 2012 in the amount of $160,000. All distributions paid to date have been funded by a combination of cash generated through operations and advances from our sub-advisor.

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

As of December 31, 2011, we have issued 2,658,159 shares of common stock, including 16,647 shares sold through the DRP, generating gross cash proceeds of $25.4 million. As of December 31, 2011, we had incurred $1.0 million in selling commissions and $0.4 million in dealer manager fees for 2011. As of December 31, 2011, the Advisor, Sub-advisor and their affiliates have paid approximately $7.1 million of organization and offering costs.

From the commencement of our public offering through December 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $16.9 million. As of December 31, 2011, we have used the net proceeds from our offering, combined with debt financing, to purchase $76.9 million in real estate, all of which is now owned through the Joint Venture. This amount includes $1.6 million of acquisition and origination fees and expenses.

Unregistered Sales of Equity Securities

During 2011, we did not issue any securities that were not registered under the Securities Act.

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

The cash available for redemption on any particular date will generally be limited to the proceeds from the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of the board of directors. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

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

There were no shares tendered for repurchase in the year ended December 31, 2010. For the year ended December 31, 2011, we repurchased 5,630 shares under the share repurchase program for a total of $56,000 or $9.99 per share. For the year ended December 31, 2011, there were no additional shares eligible for repurchase that were tendered for repurchase. All of the shares that we repurchased pursuant to our share repurchase program during the quarter ended December 31, 2011 are provided below:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
October 2011	—	$—	—	(3)
November 2011	5,630	$9.99	5,630	(3)
December 2011	—	$—	—	(3)

(1)	All purchases of our equity securities by us in the three months ended December 31, 2011 were made pursuant to the share repurchase program.
(2)	We announced the commencement of the share repurchase program on August 12, 2010, and it was subsequently amended on September 29, 2011.
(3)	We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described above.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our 2010 Long-Term Incentive Plan and our Amended and Restated 2010 Independent Director Stock Plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (*)
Equity compensation plans approved by security holders	—	—	9,200,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	9,200,000

*	To date, no awards have been granted under the 2010 Long-Term Incentive Plan or the Amended and Restated 2010 Independent Director Stock Plan.

ITEM 6.	SELECTED FINANCIAL DATA

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

For the years ended December 31, 2011 and 2010 and the period from December 3, 2009

(formation) to December 31, 2009

(In thousands, except per share amounts)

	2011	2010	2009
Balance Sheet Data:
Investment in real estate assets, net	$69,492	$19,061	$—
Acquired intangible lease assets, net	6,799	2,341	—
Cash and cash equivalents	6,969	707	200
Other assets	1,932	604	943

Total assets	$85,192	$22,713	$1,143

Mortgage loans payable	$46,788	$14,695	$—
Notes payable—affiliates	—	600	—
Accounts payable—affiliates	8,395	5,542	943
Other liabilities	2,824	719	—

Total liabilities	$58,007	$21,556	$943

Equity	27,185	1,157	200

Total liabilities and equity	$85,192	$22,713	$1,143

Operating Data:
Total revenues	$3,529	$98	$—
Property operating expenses	(631)	(14)	—
Real estate tax expense	(507)	(18)
General and administrative expense	(845)	(228)	—
Acquisition-related expenses	(1,751)	(467)	—
Depreciation and amortization	(1,500)	(81)	—

Operating loss	(1,705)	(710)	—
Other income	—	1	—
Interest expense	(811)	(38)	—

Net loss	(2,516)	(747)	—
Net loss allocable to noncontrolling interests	152	—	—

Net loss after allocation to noncontrolling interests	$(2,364)	$(747)	$—

Cash Flow Data:
Cash flows provided by operating activities	$593	$201	$—
Cash flows used in investing activities	$(56,149)	$(21,249)	$—
Cash flows provided by financing activities	$61,818	$21,555	$200
Per Share Data:
Net loss per share—basic and diluted	$(1.57)	$(4.44)	N/A
Weighted average distributions per share declared	$0.65	$0.22	$—
Weighted average shares outstanding—basic and diluted	1,503,477	168,419	20,000

The selected financial data should be read in conjunction with the consolidated financial statements and notes appearing in this annual report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed as a Maryland corporation on October 13, 2009 and have elected to be treated as a real estate investment trust (“REIT”). Substantially all of our business is expected to be conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are the sole limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

We are offering to the public pursuant to a registration statement $1.785 billion in shares of common stock (“our offering”). Our offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP. As of December 31, 2011, we had raised $25.4 million in gross offering proceeds from the issuance of 2,658,159 shares of common stock.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 2.8% in the fourth quarter of 2011, according to preliminary estimates. For the full year of 2011, real GDP increased 1.7% compared with an increase of 3.0% for 2010. According to the Commerce Department, the GDP deceleration in year-to-year growth primarily reflected downturns in private inventory growth and in federal government spending. The increase in GDP in 2011 reflected positive contributions from personal consumption expenditures and exports, partially offset by decreased state and local government spending.

The U.S. retail real estate market displayed mixed signs in the continuance of its rebounding effort during 2011, as vacancy rates dropped again but so too did average per square foot leasing rates. Vacancy rates dropped to 7.0% at December 31, 2011, as compared to 7.3% at the end of 2010 even as inventory increased slightly. Although the vacancy rate declined in 2011, it is still considerably higher than the 6.0% vacancy rate seen at the end of 2007. The market had a positive net absorption of 51 million feet in 2011. It appears the positive absorption and decreased vacancy rate is coming at the expense of rents. Average rents, on a per square foot basis, continued the three-year trend of decreasing to $15.13 from $15.46 at the end of 2010.

The dollar sales total of retail real estate transactions increased by almost 20% in 2011, as compared to 2010. As the volume of transactions increased, sales prices increased and price per square foot of transactions increased by almost 12%. There was also a significant decrease in capitalization rates from 8.19% in 2010 to 7.72% in 2011.

Retail real estate displayed improving fundamentals in 2011. The improving fundamentals, along with the improving unemployment data suggest an increasingly positive market situation in 2012.

The Joint Venture

On September 20, 2011, we entered into the Joint Venture with a group of institutional international investors advised by CBRE Global Multi Manager (each a “Non-Controlling Interest”). We, through an indirectly wholly owned subsidiary, serve as the general partner of and will own a 54% interest in the Joint Venture. Each Non-Controlling Interest is a limited partner and they will collectively own a 46% interest in the Joint Venture. Below is a summary of the major terms of the Joint Venture. We have contributed all of our assets to date to the Joint Venture.

Investment Strategy. The Joint Venture intends to invest in necessity-based neighborhood and community shopping centers with acquisition costs of no more than $20 million per property. Each acquired property is to have an occupancy rate of at least 80%, with no vacant primary anchor tenant at the time of acquisition. The aggregate level of debt financing is generally not to exceed 50% of the gross asset value of the properties owned by the Joint Venture once all capital contributions have been fully funded, but may go up to 60% during the investment period.

Capital Contributions. We have committed to contribute approximately $59 million to the Joint Venture and the Non-Controlling Interests have committed to contribute $50 million in cash. We funded our capital commitment through the contribution of six properties (with a purchase price of approximately $63.0 million to acquire those properties) and cash. Partners are not obligated to contribute capital after March 20, 2013.

Management. As general partner, we control the management of the Joint Venture. We have engaged the Advisor to advise the Joint Venture. The Advisor has delegated its duties with respect to the Joint Venture to the Sub-advisor. We have also engaged the Property Manager to provide property management services to the Joint Venture. The agreements generally mirror the similar agreements in place among and between us and the Advisor, the Sub-advisor and the Property Manager.

Certain major decisions will require the approval of an executive committee, which consists of four members: two appointed by us and two appointed by the Non-Controlling Interests. The major decisions that require executive committee approval include, but are not limited to:

•	certain related-party transactions;

•	acquisitions not consistent with the Joint Venture’s investment strategy;

•	the incurrence of debt or guarantees not consistent with the Joint Venture’s investment strategy;

•	litigation with a primary anchor tenant;

•	the decision to rebuild a property that has suffered a casualty (except as required by any lease or loan document);

•	disposing of substantially all of the assets of the Joint Venture before August 13, 2013;

•	the dissolution or liquidation of the Joint Venture or any subsidiary; and

•	any amendment to the limited partnership agreement of the Joint Venture.

Distributions. The Joint Venture will make periodic distributions of net cash flow to us and the Non-Controlling Interests pro rata based on our respective percentage interests. The portion allocated to the Non-Controlling Interests will first be distributed to the Non-Controlling Interests until it has received an inflation-adjusted real rate of return of 5%. The remaining net cash flow allocated to the Non-Controlling Interests will then be distributed 85% to the Non-Controlling Interests and 15% to the Sub-advisor, which is also a limited partner for purposes of earning the promote but which is not investing any capital in the Joint Venture. No carried interest is paid to the Sub-advisor with respect to the distributions allocated to us because we pay an incentive fee to the Advisor and Sub-advisor pursuant to our existing advisory agreement.

Outside Activities. Until March 20, 2013 (or the investment of all of the capital that is to be contributed to the Joint Venture), neither we nor the Sub-advisor may acquire properties meeting the Joint Venture’s investment strategy except through the Joint Venture. This restriction applies to our affiliates and the Sub-advisor’s affiliates as well.

Transfer Restrictions. The limited partnership agreement contains restrictions on each partner’s ability to transfer their interests in the Joint Venture, including certain indirect transfers. Notwithstanding those restrictions, none of the following transfers would constitute a breach of the limited partnership agreement:

•	transfers of a Non-Controlling Interest’s interest in the Joint Venture provided that we are first given an opportunity to purchase the interest at the proposed transfer price;

•

transfers of our interest in the Joint Venture to a “qualified property manager” for cash after the expiration of the “lock-out period,” which is defined as the earlier of (i) August 31, 2013 or (ii) the first date on which we have raised aggregate equity of $1.5 billion, subject to the Non-Controlling Interests’ tag-along rights described below;

•

indirect transfers of our interests, such as through changes in the ownership of us or our operating partnership, if no single person would directly or indirectly own 20% of our subsidiary that acts as the general partner to the Joint Venture;

•	any transfer of our shares issued in our current public offering or other public offerings; and

•	certain transfers to affiliates.

Tag-Along Rights. If we sell our interests to a qualified property manager, we must use commercially reasonable efforts to cause the purchaser to also purchase all of the interests of those individual Non-Controlling Interests who desire to sell. If the purchaser does not agree to purchase all of these interests, then each Non-Controlling Interest who desires to sell will sell a proportionate part of the interest it desires to sell and we will sell a proportionate part of our interest.

If we conduct a registered offering of shares listed on a national securities exchange, each Non-Controlling Interest has the right to convert its interest in the Joint Venture into privately issued shares in our company. The number of shares to be received will be based on the appraised value of the assets of the Joint Venture divided by the price paid in the offering.

Go-Along Obligation. After the expiration of the lock-out period, if we enter into an agreement to sell all of our interests in the Joint Venture for a cash purchase price, the Non-Controlling Interests must also sell all of their interests to the purchaser on the same terms.

Buy/Sell Procedures. We or the Non-Controlling Interests (acting as a group) may initiate buy/sell procedures with respect to our respective ownership interests in the event that a majority of the executive committee members are not able to reach an agreement on certain major decisions. Under the buy/sell procedures, one partner must deliver to the other partner notice of its intention to exercise the buy/sell option. Such notice shall state the value of the real and tangible personal property owned by the Joint Venture. The partner receiving such notice must either (i) sell its interests based on the value provided in the notice, or (ii) buy the other partner’s interests based upon that value. The buy/sell rights are not applicable at any time in which our interest in the Joint Venture is worth more than half of our total assets.

Real Estate Investment Summary

The following is a summary of our real estate properties as of December 31, 2011:

Property Name	Location	Property Type	Date Acquired	Contract Purchase Price (1)	Rentable Square Footage	Annualized Effective Rent (2)	Annualized Effective Rent per Leased Square Foot	Average Remaining Lease Term in Years	% Leased
Lakeside Plaza	Salem, Virginia	Shopping Center	12/10/10	$8.75 million	82,033	$821,740	$10.13	5.4 years	98.9%
Snow View Plaza	Parma, Ohio	Shopping Center	12/15/10	$12.30 million	100,460	$1,114,368	$12.05	7.3 years	92.0%
St. Charles Plaza	Haines City, Florida	Shopping Center	6/10/11	$10.10 million	65,000	$903,523	$14.43	12.3 years	96.3%
Southampton Village	Tyrone, Georgia	Shopping Center	10/14/11	$8.35 million	77,956	$812,422	$12.05	10.0 years	86.5%
Centerpoint	Easley, South Carolina	Shopping Center	10/14/11	$6.85 million	72,287	$680,007	$11.11	10.3 years	82.8%
Burwood Village Center	Glen Burnie, Maryland	Shopping Center	11/9/11	$16.60 million	105,834	$1,409,602	$13.75	7.4 years	96.9%
Cureton Town Center	Waxhaw, North Carolina	Shopping Center	12/29/11	$13.95 million	84,357	$1,107,532	$14.15	12.2 years	92.8%

(1)	The contract purchase price excludes closing costs and acquisition costs.
(2)	We calculate annualized effective rent as the annual contractual rent less any tenant concessions.

We are not aware of any material current tenants who will not be able to pay their contractual rental amounts as they become due or whose inability to pay would have a material adverse impact on our results of operations, financial condition and ability to pay distributions.

Results of Operations

Overview

Prior to September 17, 2010, our operations had not yet commenced. As a result, there are no comparisons for periods prior to September 17, 2010 in the accompanying sections. The accompanying discussion of the results of operations for the period ended December 31, 2010, pertain only to the period that our operations commenced, September 17, 2010, and the property-level information covers only the brief period beginning with our first acquisition, Lakeside Plaza, on December 10, 2010. Furthermore, as we acquired five properties during 2011, bringing total properties owned as of December 31, 2011 to seven, year-to-year comparative differences for the years ended December 31, 2010 and 2011 are largely attributable to the number of properties owned, the length of ownership of these properties, and abbreviated period of operations during 2010. As a result, the following discussion of our results of operation is not necessarily indicative of those expected in future periods.

Summary of operating activities for years ended December 31, 2011 and December 31, 2010

Total revenues for year ended December 31, 2011 were $3.5 million, with rental income of $2.8 million. Other revenue, largely comprised of tenant reimbursements, was $767,000.

Total revenues for year ended December 31, 2010 were $98,000, with rental income of $85,000. Other revenue, largely comprised of tenant reimbursements, was $13,000.

During year ended December 31, 2011, we entered into four new leases comprising a total of 5,950 square feet. These leases will generate first year base rental revenues of $98,000. There was no leasing activity during year ended December 31, 2010 as we did not acquire our first property until December 2010.

Property operating expenses for year ended December 31, 2011 were $631,000. The main items attributable to this total were: common area maintenance expense of $305,000, property management fees related to services provided by affiliates of the Sub-advisor of $157,000, and insurance expense of $64,000.

Property operating expenses for year ended December 31, 2010 were approximately $14,000. The items comprising this expense included common area maintenance expense and insurance.

Real estate tax expense was $507,000 and $18,000, respectively, for the years ended December 31, 2011 and December 31, 2010.

General and administrative expenses for the years ended December 31, 2011 and December 31, 2010, were $845,000 and $228,000, respectively. These amounts were comprised largely of asset management fees paid to the Advisor and Sub-advisor, audit and tax fees, legal, board-related expenses and transfer agent fees. Our sponsors provided $88,000 for year ended December 31, 2011 and $140,000 for year ended December 31, 2010 for certain of our general and administrative expenses as capital contributions. Our sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that our sponsors will continue to contribute monies to fund future expenses.

On March 28, 2011, we amended our advisory agreement to reflect a waiver of all or a portion of the asset management fee for any applicable period to the extent that as of the date of the payment, our modified funds from operations, (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or affiliate), during the quarter were not at least equal to our declared distributions during the quarter, provided that the distribution rate during such quarter was no more than $0.65 per share on an annualized basis.

Asset management fees were $347,000 for year ended December 31, 2011, but $284,000 of these total fees has been waived by the Advisor and Sub-advisor pursuant to the amended advisory agreement detailed in the previous paragraph.

Asset management fees were $18,000 for year ended December 31, 2010, but were waived by the advisor and sub-advisor.

During year ended December 31, 2011, acquisition-related expenses in the amount of $1.8 million were incurred. Included in these acquisition-related expenses were acquisition fees due to the Advisor and Sub-advisor of $356,000 for the five acquisitions that closed during 2011, $288,000 for the completion of the Joint Venture agreement and $68,000 of expense was incurred for prospective acquisitions that did not close or have not yet closed. The remainder of the expense largely related to various professional services provided in connection with the acquisitions, including accounting, legal, environmental and due diligence.

For year ended December 31, 2010, acquisition-related expenses in the amount of $467,000 were incurred. Included in these acquisition-related expenses were acquisition fees due to the Advisor and Sub-advisor of $215,000 and $34,000 of expense that was incurred for prospective acquisitions that did not close.

Depreciation and amortization expense for the years ended December 31, 2011 and December 31, 2010, were $1.5 million and $81,000, respectively.

Interest expense related to the variable-rate mortgages secured by our real estate assets was $811,000 for year ended December 31, 2011.

Interest expense was $38,000 for year ended December 31, 2010. Of this expense, approximately $2,000 was related to a loan provided to us by the Sub-advisor.

As a result of the contribution of properties and cash to the Joint Venture beginning in November 2011, 46% of all net income or net loss recorded by the Joint Venture is allocable to the Non-Controlling Interests. For year ended December 31, 2011, $152 of the net loss of the Joint Venture was allocated to the Non-Controlling Interests. As the operations of the Joint Venture did not begin until November 2011, there was no corresponding allocation of the net loss for year ended December 31, 2010 to the interests.

The net loss attributable to the Company’s shareholders was $2.4 million and $747,000, respectively, for years ended December 31, 2011 and 2010.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our ongoing offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of December 31, 2011, we had raised approximately $25.4 million in gross proceeds from our offering, including $0.2 million through the DRP.

As of December 31, 2011, we had cash and cash equivalents of approximately $7.0 million. During 2011, we generated cash of approximately $6.3 million.

This cash flow was the result of;

•	$0.6 million provided by operating activities, largely through cash provided by the Advisor and Sub-advisor, offsetting the net loss,

•

$56.1 million used in investing activities, $55.8 million was used in acquiring the five shopping centers acquired during the year and $0.1 million was used for capital improvements to our properties, and

•

$61.8 million provided by financing activities with approximately $17.3 million from the net proceeds of the issuance of common stock, net mortgage loans proceeds obtained in conjunction with the acquisitions of $32.1 million and $14.4 million provided by the Non-Controlling Interests as a result of our entry into the Joint Venture. These amounts were slightly offset by distributions paid of $0.7 million, net of DRP proceeds, and the payoff of a note payable to an affiliate of $0.6 million.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations, proceeds from our offering, and proceeds from secured and unsecured debt financings, along with any deferral or waiver of fees by the Advisor or Sub-advisor. Operating cash flows are expected to increase as additional properties are added to our portfolio. The organization and offering costs associated with our offering are initially paid by our sponsors, which will be reimbursed for such costs up to 1.5% of the gross capital raised in our offering. As of December 31, 2011, the Advisor, Sub-advisor and their affiliates have paid approximately $7.1 million of organization and offering costs and $1.3 million of general and administrative expenses. Our sponsors provided $88,000 during the year ended December 31, 2011 and $140,000 for the year ended December 31, 2010 for certain of our general and administrative expenses as capital contributions. Our sponsors have not received, and will not receive, any reimbursement or additional equity for these contributions. Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses. Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. In addition, approximately $2.0 million of organization and offering costs incurred by the Sub-advisor on our behalf has not been charged to us or been recorded in our consolidated financial statements. Whether these costs will be billed to us in the future is at the discretion of our Sub-advisor and will likely depend on the success of our public offering. There is no assurance that our sponsors will continue to contribute monies to fund future expenses. The Company has $8.5 million of debt obligations, representing loans for Lakeside Plaza and Snow View Plaza, maturing in December 2012. The Company can extend these debt obligations until December 2013, by paying a fee equal to 0.25% of the outstanding balance at the time of the maturity dates in December 2012.

Cash provided by operating activities was approximately $593,000 for the year ended December 31, 2011. Included in this total was approximately $1.8 million of real estate acquisition-related expenses incurred during the period and expensed in accordance with ASC 805, Business Combinations. As of December 31, 2011, we owe the Advisor, Sub-advisor and their respective affiliates approximately $8.4 million for organization and offering expenses and general and administrative expenses. Until we have sufficient cash flow to cover our expenses, we will continue to rely upon the Advisor, Sub-advisor and their respective affiliates for financial support.

For the year ended December 31, 2011, gross distributions of approximately $873,000 were paid, including $158,000 of distributions reinvested through the DRP, for net cash distributions of $715,000. These distributions were funded from advances from the Sub-advisor and cash generated from operations. For the year ended December 31, 2010, no distributions were paid. In January 2012, gross distributions of approximately $142,000 were paid, including $37,000 of distributions reinvested through the DRP, for net cash distributions of $105,000. These distributions were funded from advances from the Sub-advisor and cash generated from operations. On November 9, 2011, our board of directors declared distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2012 through and including March 31, 2012. The declared distributions will equal an amount of $0.001780802 per share of common stock, par value $0.01 per share. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes. Distributions for the month of January were paid on February 1, 2012 and distributions for the month of February were paid on March 1, 2012. Distributions for the month of March will be paid on such day of April 2012 as our President may determine. All of the distributions paid in 2012 were funded from operations, as our policy is not to fund distributions with proceeds from our initial public offering.

Our leverage ratio was 51.7% (calculated as secured mortgage notes payable, less cash and cash equivalents, as a percentage of total real estate investments, at cost) as of December 31, 2011.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on indebtedness, as well as payments on amounts due to our sponsors. Generally, we expect to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition-related expenses from the net proceeds of our offering and from debt financings. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates and borrowings under future debt agreements.

Our charter limits our borrowings such that our total liabilities do not exceed 75.0% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of our conflicts committee approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

Contractual Commitments and Contingencies

Our contractual obligations as of December 31, 2011, were as follows:

	Payments due by period
	($000s)
	Total	2012	2013	2014	2015	2016
Principal payments—variable rate mortgage loan secured by Lakeside Plaza due December 2012	$6,125	$6,125	$—
Lakeside Plaza interest payments (1)	172	172	—	—	—	—
Principal payments—variable rate mortgage loan secured by Snow View Plaza due December 2012	2,340	2,340	—
Snow View Plaza interest payments (1)	70	70	—	—	—	—
Principal payments—variable rate mortgage loan secured by St. Charles Plaza due June 2013	6,750		6,750
St. Charles Plaza interest payments (1)	294	212	82
Principal payments—variable rate mortgage loan secured by Centerpoint due November 2013	4,854		4,854
Centerpoint interest payments (2)	248	135	113	—	—	—
Principal payments—variable rate mortgage loan secured by Southampton Village due November 2013	5,920		5,920
Southampton Village interest payments (2)	302	165	137	—	—	—
Principal payments—variable rate mortgage loan secured by Burwood Village Center due November 2013	11,924		11,924
Burwood Village Center interest payments (2)	609	333	276	—	—	—
Principal payments—variable rate mortgage loan secured by Cureton Town Center due January 2016	8,875		70	168	168	8,469
Cureton Town Center interest payments (2)	977	248	247	243	238	1

Total	$49,460	$9,800	$30,373	$411	$406	$8,470

(1)	Interest rate at December 31, 2011 was 3.13%
(2)	Interest rate at December 31, 2011 was 2.78%

Distributions

For the year ended December 31, 2011, gross distributions of approximately $873,000 were paid, including $158,000 of distributions reinvested through the DRP, for net cash distributions of $715,000. These distributions were funded from cash generated by operations of $593,000 and by advances from the Sub-advisor of $122,000 . For the year ended December 31, 2010, no distributions were paid. In January 2012, gross distributions of approximately $142,000 were paid, including $37,000 of distributions reinvested through the DRP, for net cash distributions of $105,000. These distributions were funded from advances from the Sub-advisor and cash generated from operations. On November 9, 2011, our board of directors declared distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2012 through and including March 31, 2012. The declared distributions will equal an amount of $0.001780802 per share of common stock, par value $0.01 per share. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes. Distributions for the month of January were paid on February 1, 2012 and distributions for the month of February were paid on March 1, 2012. Distributions for the month of March will be paid on such day of April 2012 as our President may determine. Distributions were funded from operations as well as debt proceeds and sponsor contributions, as our policy is not to fund distributions with proceeds from our initial public offering.

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

Funds from Operations and Modified Funds from Operations

Funds from operations, or FFO, is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and non-controlling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairment charges, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but is not limited to, necessity-based neighborhood and community shopping centers, first- and second-priority mortgage loans, mezzanine loans, bridge and other loans, mortgage-backed securities, collateralized debt obligations, and debt securities of real estate companies. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, as impairments are based on estimated future undiscounted cash flows, investors are cautioned that we may not recover any impairment charges. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

Since FFO was promulgated, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Investment Program Association (“IPA”). MFFO excludes from FFO the following items:

(1)	acquisition fees and expenses;

(2)	straight-line rent amounts, both income and expense;

(3)	amortization of above- or below-market intangible lease assets and liabilities;

(4)	amortization of discounts and premiums on debt investments;

(5)	gains or losses from the early extinguishment of debt;

(6)	gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

(7)	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

(8)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(9)	gains or losses related to contingent purchase price adjustments; and

(10)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We believe that MFFO is helpful in assisting management and investors assess the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

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

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability of our operating performance after our offering and acquisition stages are completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering and acquisition stages are completed, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. Acquisition costs also adversely affect our book value and equity.

FFO or MFFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition-related costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

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

NET LOSS TO FFO RECONCILIATION

($000’s)

	Three months ended December 31, 2011	Year ended December 31, 2011	Year ended December 31, 2010	Cumulative since Inception (1)
Net loss attributable to Company shareholders	$(1,071)	$(2,364)	$(747)	$(3,111)
Depreciation and amortization	647	1,500	81	1,581
Noncontrolling interests	(117)	(117)	—	(117)

Funds from operations	$(541)	$(981)	$(666)	$(1,647)
Acquisition-related expenses	1,011	1,751	467	2,218
Amortization of above/below market leases	98	312	17	329
Straight-line rental income	(45)	(79)	—	(79)
Noncontrolling interests	(124)	(124)	—	(124)

MFFO	$399	$879	$(182)	$697

Distributions paid	$330	$873	$—	$873

(1)	Inception was September 17, 2010

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

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, not including renewals.

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

Effective January 1, 2012, public companies will be required to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. We do not expect the adoption will have any effect on our financial statements.

Subsequent Events

Property Acquisitions

On February 23, 2012, we, through the Joint Venture, purchased two shopping centers with an aggregate of 129,272 rentable square feet, Tramway Crossing and Westin Centre, for an aggregate purchase price of $11.5 million. Both properties are anchored by Food Lion. Tramway crossing is located in Sanford, North Carolina and is approximately 95.5% leased with a current aggregate annual effective rent of approximately $546,000. Westin Centre is located in Fayetteville, North Carolina and is 100% leased with a current aggregate annual effective rent of approximately $635,000.

Sale of Shares of Common Stock

From January 1, 2012 through March 11, 2012, we raised approximately $7.2 million through the issuance of approximately 0.7 million shares of our common stock under our offering. As of March 11, 2012, approximately 146.6 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRP.

Distributions

On January 3, 2012, we paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for December 1, 2011 to December 31, 2011. The total gross amount of the distribution was approximately $142,000, with $37,000 being reinvested in the DRP, for a net cash distribution of $105,000. The January distribution was funded from cash generated from operations and advances by the Sub-advisor.

On February 1, 2012, we paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for January 1, 2012 to January 31, 2012. The total gross amount of the distribution was approximately $153,000, with $41,000 being reinvested in the DRP, for a net cash distribution of $112,000. The February distribution was funded from cash generated from operations and advances by the Sub-advisor.

On March 1, 2012, we paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for February 1, 2012 to February 29, 2012. The total gross amount of the distribution was approximately $160,000, with $46,000 being reinvested in the DRP, for a net cash distribution of $114,000. The March distribution was funded from cash generated from operations and advances by the Sub-advisor.

Declaration of Distributions

On February 20, 2012, our board of directors declared distributions to be paid for daily stockholders of record for the month of April 2012. On March 21, 2012, our board of directors declared distributions to be paid for daily stockholders of record for the months of May and June 2012. These distributions will be in a daily amount equal to $.001780802 per share of common stock outstanding.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2011, we had approximately $46.8 million of variable rate debt outstanding. In the future, we may choose to hedge our exposure to interest rate fluctuations through the utilization of derivative financial instruments, such as interest rate swaps, in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As of December 31, 2011, we have not elected to fix the interest rates for this debt through the utilization of derivative financial instruments and as a result, we are subject to the potential impact of rising interest rates which could negatively impact our profitability and cash flows.

The table below shows our debt maturities and the interest rates associated with those maturities as of December 31, 2011.

($000s)	2012	2013	2014	2015	2016	Thereafter	Total
Maturing debt
Variable rate debt:
Mortgages payable	$8,465	$29,518	$168	$168	$8,469	$—	$46,788
Total maturing debt	$8,465	$29,518	$168	$168	$8,469	$—	$46,788
Weighted average interest rate on debt:
Variable rate debt	3.17%	2.87%	2.78%	2.78%	2.78%	0.00%	2.91%

The analysis below presents the sensitivity of the fair value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one percentage-point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2011 would be approximately $0.5 million of additional interest expense. We had no other outstanding debt as of December 31, 2011 nor did we have any outstanding interest rate contracts.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2011, it does not consider those exposures or positions which could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2011 and 2010.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or members of the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the quarter ended December 31, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.phillipsedison-arc.com.

The other information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

(b)	Exhibits

Ex.	Description

3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus dated November 22, 2011 included in Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix C to the prospectus dated November 22, 2011 included in Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

4.4	Amended Share Repurchase Program (incorporated by reference to Exhibit 9.1 to the Company’s Current Report on Form 8-K filed October 5, 2011)

4.5	Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated July 28, 2010 (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.6	First Amendment to Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated September 17, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed September 24, 2010)

10.1	Second Amended and Restated Exclusive Dealer Manager Agreement by and between the Company and Realty Capital Securities, LLC dated September 17, 2010 (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

10.2	Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated July 1, 2011 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 29, 2011)

10.3	Master Property Management, Leasing and Construction Management Agreement (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 28, 2010)

10.4	Amended and Restated 2010 Independent Director Stock Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

Ex.	Description

10.5	Second Amended and Restated Sub-Advisory Agreement by and between American Realty Capital II Advisors, LLC and Phillips Edison NTR LLC dated September 17, 2010 (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

10.6	2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

10.7	Purchase Agreement by and between Odyssey (III) DP XVII, LLC and Phillips Edison Group LLC dated May 16, 2011 (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 29, 2011)

10.8	Addendum to Purchase Agreement by and between Odyssey (III) DP XVII, LLC and Phillips Edison Group LLC dated June 9, 2011 (incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 29, 2011)

10.9	Loan Agreement by and between St. Charles Station LLC and Wells Fargo Bank, National Association dated June 10, 2011 (incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 29, 2011)

10.10	Promissory Note by St. Charles Station LLC in favor of Wells Fargo Bank, National Association dated June 10, 2011 (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 29, 2011)

10.11	First Amendment to Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated September 20, 2011 (incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.12	Second Amendment to Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated October 27, 2011 (incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.13	Shopping Center Purchase Agreement by and between Phillips Edison Group, LLC, DDRM Southampton Village LLC, DDRM Centerpoint Plaza I LLC, and DDRM Centerpoint Plaza II LLC dated September 23, 2011 (incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.14	Assignment and Assumption of Rights under Purchase Agreement by and between Phillips Edison Group, LLC, Southampton Station LLC, and Centerpoint Station LLC dated October 14, 2011 (incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.15	Loan Agreement by and between Southampton Station LLC and PNC Bank, N.A. dated October 14, 2011 (incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.16	Promissory Note by Southampton Station LLC in favor of PNC Bank, N.A. dated October 14, 2011 (incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.17	Loan Agreement by and between Centerpoint Station LLC and PNC Bank, N.A. dated October 14, 2011 (incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.18	Promissory Note by Centerpoint Station LLC in favor of PNC Bank, N.A. dated October 14, 2011 (incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

Ex.	Description

10.19	Limited Partnership Agreement of PECO-ARC Institutional Joint Venture I, L.P. dated September 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2011)

10.20	Amended and Restated Limited Partnership Agreement of PECO-ARC Institutional Joint Venture I, L.P. dated November 11, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2011)

10.21	Shopping Center Purchase Agreement by and between Burwood Village MZL LLC and Phillips Edison Group LLC dated August 11, 2011 (incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

10.22	Fourth Amendment to Shopping Center Purchase and Sale Agreement by and between Burwood Village MZL LLC and Phillips Edison Group LLC dated October 6, 2011 (incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

10.23	Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Burwood Station LLC dated November 9, 2011 (incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

10.24	Loan Agreement by and between Burwood Station LLC and PNC Bank, N.A. dated November 9, 2011 (incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

10.25	Promissory Note by Burwood Station LLC in favor of PNC Bank, N.A. dated November 9, 2011 (incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

10.26	Limited Guaranty Agreement by PECO-ARC Institutional REIT LLC in favor of PNC Bank, N.A. dated November 21, 2011 (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

10.27	Contribution Agreement by and among PAI GP LLC, PECO-ARC Institutional Joint Venture I, L.P., and Phillips Edison – ARC Shopping Center Operating Partnership, L.P. dated November 23, 2011 (incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

10.28	Contribution Agreement by and among PAI GP LLC, PECO-ARC Institutional Joint Venture I, L.P., and Phillips Edison – ARC Shopping Center Operating Partnership, L.P. dated December 21, 2011 (incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

10.29	Purchase Contract by and between Wells Fargo Bank, National Association and Phillips Edison Group LLC dated November 28, 2011 (incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

10.30	Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Cureton Station LLC dated December 29, 2011 (incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

10.31	Loan Agreement by and between Cureton Station LLC and PNC Bank, N.A. dated December 29, 2011 (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

10.32	Promissory Note by Cureton Station LLC in favor of PNC Bank, N.A. dated December 29, 2011 (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

10.33	Limited Guaranty Agreement by PECO-ARC Institutional REIT LLC in favor of PNC Bank, N.A. dated December 29, 2011 (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed February 1, 2012)

Ex.	Description

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from December 3, 2009 (formation) to December 31, 2009	F-4

Consolidated Statements of Equity for the years ended December 31, 2011 and December 31, 2010 and for the period from December 3, 2009 (formation) to December 31, 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from December 3, 2009 (formation) to December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7

Real Estate Assets and Accumulated Depreciation (Schedule III) *	F-23

*	All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Phillips Edison—ARC Shopping Center REIT Inc.

We have audited the accompanying consolidated balance sheets of Phillips Edison—ARC Shopping Center REIT Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2011 and 2010 and the period from December 3, 2009 (formation) to December 31, 2009. Our audits for the years ended December 31, 2011 and 2010, also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phillips Edison – ARC Shopping Center REIT Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010 and the period from December 3, 2009 (formation) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of and for the years ended December 31, 2011 and 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 23, 2012

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Investment in real estate:
Land	$21,338	$6,000
Building and improvements	49,415	13,126

Total investment in real estate assets	70,753	19,126
Accumulated depreciation and amortization	(1,261)	(65)

Total investment in real estate assets, net	69,492	19,061
Acquired intangible lease assets, net of accumulated amortization of $807 and $43, respectively	6,799	2,341
Cash and cash equivalents	6,969	707
Restricted cash	214	11
Accounts receivable, net of bad debt reserve of $35 and $0, respectively	786	189
Deferred financing expense, less accumulated amortization of $203 and $10, respectively	599	231
Prepaid expenses and other	333	173

Total assets	$85,192	$22,713

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable	$46,788	$14,695
Notes payable – affiliates	—	600
Acquired below market lease intangibles, less accumulated amortization of $161 and $10, respectively	1,203	451
Accounts payable	47	113
Accounts payable – affiliates	8,395	5,542
Accrued and other liabilities	1,574	155

Total liabilities	58,007	21,556
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, 0 and zero shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	$—	$—
Common stock, $0.01 par value per share, 180,000,000 shares authorized, 2,658,159 and 730,570 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	27	7
Additional paid-in capital	17,980	1,934
Accumulated deficit	(4,126)	(784)

Total shareholders’ equity	13,881	1,157
Noncontrolling interests	13,304	—

Total equity	27,185	1,157

Total liabilities and equity	$85,192	$22,713

See notes to consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD FROM

DECEMBER 3, 2009 (FORMATION) TO DECEMBER 31, 2009

(In thousands, except share and per share amounts)

	2011	2010	2009
Revenues:
Rental income	$2,762	$85	$—
Tenant recovery income	750	13	—
Other property income	17	—	—

Total revenues	3,529	98	—

Expenses:
Property operating	631	14	—
Real estate taxes	507	18	—
General and administrative	845	228	—
Acquisition-related expenses	1,751	467	—
Depreciation and amortization	1,500	81	—

Total expenses	5,234	808	—

Operating loss	(1,705)	(710)	—
Other income (expense):
Interest expense	(811)	(38)	—
Other income	—	1	—

Total other income (expense)	(811)	(37)	—

Net loss	(2,516)	(747)	—
Net loss attributable to noncontrolling interests	152	—	—

Net loss attributable to Company shareholders	$(2,364)	$(747)	$—

Per common share information - basic and diluted:
Loss per share - basic and diluted	$(1.57)	$(4.44)	$—

Weighted average common shares outstanding - basic and diluted	1,503,477	168,419	20,000

See notes to consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share amounts)

	Common Stock		Additional	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interests	Equity
Balance at December 3, 2009 (formation)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock at formation	20,000	—	200	—	200	—	200

Balance at December 31, 2009	20,000	$—	$200	$—	$200	$—	$200
Issuance of common stock	710,570	7	6,384	—	6,391	—	6,391
Contribution from sponsor			140	—	140	—	140
Common distributions declared, $0.22 per share			—	(37)	(37)	—	(37)
Offering costs	—	—	(4,790)	—	(4,790)	—	(4,790)
Net loss	—	—	—	(747)	(747)	—	(747)

Balance at December 31, 2010	730,570	$7	$1,934	$(784)	$1,157	$—	$1,157
Issuance of common stock	1,916,572	20	18,596	—	18,616	—	18,616
Issuance of preferred stock	—	—	—	—	—	125	125
Share repurchases	(5,630)	—	(56)	—	(56)	—	(56)
Contributions from Sponsors	—	—	88	—	88	—	88
Dividend reinvestment program (DRP)	16,647	—	158	—	158	—	158
Contributions from non-controlling interests	—	—	—	—	—	14,441	14,441
Reallocation of equity from contribution of properties to Joint Venture	—	—	1,003	—	1,003	(1,003)	—
Common distributions declared, $0.65 per share	—	—	—	(978)	(978)	—	(978)
Distributions to non-controlling interests	—	—	—	—	—	(92)	(92)
Offering costs	—	—	(3,726)	—	(3,726)	—	(3,726)
Offering costs - issuance of preferred stock	—	—	(17)	—	(17)	(15)	(32)
Net loss	—	—	—	(2,364)	(2,364)	(152)	(2,516)

Balance at December 31, 2011	2,658,159	$27	$17,980	$(4,126)	$13,881	$13,304	$27,185

See notes to consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD FROM

DECEMBER 3, 2009 (FORMATION) TO DECEMBER 31, 2009

(In thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,516)	$(747)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,500	81	—
Net amortization of above and below market leases	312	17	—
Amortization of deferred financing costs	193	10	—
Straight-line rental income	(79)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(518)	—	—
Prepaid expenses and other	(163)	(173)	—
Accounts payable	(66)	113	—
Accounts payable — affiliates	708	782	—
Accrued and other liabilities	1,222	118	—

Net cash provided by operating activities	593	201	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(55,946)	(21,238)	—
Change in restricted cash	(203)	(11)	—

Net cash used in investing activities	(56,149)	(21,249)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	18,616	6,391	200
Proceeds from issuance of non-controlling stock, net	93	—	—
Redemptions of common stock	(56)	—	—
Payment of offering costs	(1,364)	—	—
Payments on mortgage loans payable	(25,430)	—	—
Proceeds from mortgage loans payable	57,523	14,695	—
Proceeds from notes payable - affiliates	—	1,500	—
Payments on notes payable - affiliates	(600)	(900)	—
Distributions paid, net of DRP	(715)	—	—
Contributions from non-controlling interest	14,441	—	—
Payments of loan financing costs	(690)	(131)	—

Net cash provided by financing activities	61,818	21,555	200

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,262	507	200
CASH AND CASH EQUIVALENTS:
Beginning of period	707	200	—

End of period	$6,969	$707	$200

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH FINANCING ACTIVITIES:
Offering costs payable to sub-advisor	$2,362	$3,847	$943
Distributions payable	142	37	—
Distributions payable - non-controlling interests	92	—	—
Cash paid for interest	557	140	—
Dividends reinvested	158	—	—
Reclassification of deferred offering costs to additional paid-in capital	—	4,790	—
Financing costs due (to)/from advisor and sub-advisor, net	19	(110)	—
Contributions from sponsors	88	140	—

See notes to consolidated financial statements.

Phillips Edison—ARC Shopping Center REIT Inc.

Notes to Consolidated Financial Statements

1. ORGANIZATION

Phillips Edison—ARC Shopping Center REIT Inc. (the “Company”) was formed as a Maryland corporation on October 13, 2009 and has elected to be treated as a real estate investment trust (“REIT”). Substantially all of the Company’s business is expected to be conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. The Company is the sole limited partner of the Operating Partnership, and the Company’s wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

The Company is offering to the public pursuant to a registration statement $1.785 billion in shares of common stock. The offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. The Company has the right to reallocate the shares of common stock offered between the primary offering and the DRP. As of December 31, 2011, the Company had raised $25.4 million in gross offering proceeds from the issuance of 2,658,159 shares of common stock.

On August 12, 2010, the Company’s registration statement on Form S-11 (File No. 333-164313) was declared effective under the Securities Act of 1933, and on September 17, 2010, the Company broke the minimum offering escrow amount of $2.5 million. Prior to September 17, 2010, the Company’s operations had not yet commenced.

The Company’s advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was formed in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by American Realty Capital II, LLC (“AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and the Company, the Advisor will ultimately be responsible for the management of the Company’s day-to-day activities and the implementation of its investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of the Company’s day-to-day operations and its portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of solid national and regional retailers selling necessity-based goods and services, in strong demographic markets throughout the United States. In addition, the Company may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that the Company determines are in the best interests of its stockholders. The Company expects that retail properties primarily would underlie or secure the real estate-related loans and securities in which it may invest.

On September 20, 2011, the Company entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “Non-Controlling Interest”). The joint venture is in the form of PECO-ARC Institutional Joint Venture I., L.P., a Delaware limited partnership (the “Joint Venture”). The Company, through an indirectly wholly owned subsidiary, holds an approximate 54% interest in the Joint Venture, serves as the general partner and manages the operations of the Joint Venture. The Non-Controlling Interests hold the remaining approximate 46% interest. The Joint Venture intends to invest in grocery-anchored neighborhood and community shopping centers with acquisition costs of no more than $20 million per property. The Company has committed to contribute approximately $59 million to the Joint Venture and the Non-Controlling Interests have committed to contribute $50 million in cash. During the November and December, 2011, we contributed six properties (which we acquired for $63.0 million) to the Joint Venture. Until March 20, 2013 (or the investment of all of the capital that is to be contributed to the Joint Venture), neither the Company nor the Sub-advisor or affiliates of the Sub-advisor may acquire properties meeting the Joint Venture’s investment strategy, except through the Joint Venture.

The Company, through the Joint Venture, owned fee simple interests in seven real estate properties acquired from third parties unaffiliated with the Company or the Advisor. The following is a summary of the Company’s real estate properties as of December 31, 2011:

Property Name	Location	Property Type	Date Acquired	Contract Purchase Price (1)
Lakeside Plaza	Salem, Virginia	Shopping Center	12/10/10	$8.75 million
Snow View Plaza	Parma, Ohio	Shopping Center	12/15/10	$12.30 million
St. Charles Plaza	Haines City, Florida	Shopping Center	6/10/11	$10.10 million
Southampton Village	Tyrone, Georgia	Shopping Center	10/14/11	$8.35 million
Centerpoint	Easley, South Carolina	Shopping Center	10/14/11	$6.85 million
Burwood Village Center	Glen Burnie, Maryland	Shopping Center	11/9/11	$16.60 million
Cureton Town Center	Waxhaw, North Carolina	Shopping Center	12/29/11	$13.95 million

(1)	The contract purchase price excludes closing costs and acquisition costs.
(2)	The Company annualized effective rent as monthly contractual rent as of December 31, 2011 multiplied by 12 months, less any tenant concessions

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

Basis of Presentation—During June 2011, the Company completed its analysis of the fair value allocation for the acquisition of Lakeside Plaza based on obtaining additional appraisal information. As a result of the change in allocation for this acquisition, there was no material impact to the statement of operations. The revised allocations of the fair value of this center have been retrospectively reflected in the consolidated balance sheet as of December 31, 2010, in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

The Company performed an analysis of the assets held through the Joint Venture in accordance with ASC 810 – Consolidations. Based upon this analysis the Company has determined the Joint Venture should be consolidated into the Company’s consolidated financial statements. As a result of the contribution of the assets to the Joint Venture, there was a difference of $1.0 million in the net book value of the contributed assets and the agreed upon contribution value of the assets. In accordance with GAAP the difference arising from the contribution to the Joint Venture was not recognized as a gain on sale in the Consolidated Statements of Operations, rather it was treated as a reallocation of equity to the Company’s shareholders from the Non-Controlling Interests.

Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to the useful lives of assets; recoverable amounts of receivables; and initial valuations of tangible and intangible assets and liabilities and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts.

Organizational and Offering Costs—The Sub-advisor has paid offering expenses on the Company’s behalf. The Company will reimburse on a monthly basis the Sub-advisor for these costs and future offering costs it, the Advisor, or any of their respective affiliates may incur on the Company’s behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. These offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by the Company in connection with the offering, including legal, accounting, printing, mailing and filing fees, charges of the escrow holder and transfer agent, reimbursement to the Advisor and Sub-advisor for the Company’s portion of the salaries and related employment costs of the Advisor’s and Sub-advisor’s employees who provide services to the Company (excluding costs related to employees who provide services for which the Advisor or Sub-advisor, as applicable, receive acquisition or disposition fees), reimbursement to Realty Capital Securities, LLC, the dealer manager (“the Dealer Manager”), for amounts it may pay to reimburse the bona fide due diligence expenses of broker-dealers, costs in connection with preparing supplemental sales materials, the Company’s costs of conducting bona fide training and education meetings (primarily the travel, meal and lodging costs of the non-registered officers of the Company and the non-registered officers of the Advisor and Sub-advisor to attend such meetings, and cost reimbursement for non-registered employees of the company’s affiliates to attend retail seminars conducted by broker-dealers. These offering costs include travel services provided to the Advisor or Sub-advisor by a related party of one or more of the sponsors. Costs associated with the offering are charged against the gross proceeds of the offering. As of December 31, 2011, the Advisor, Sub-advisor and their affiliates have paid approximately $7.1 million of offering costs. Under the terms of the advisory agreement, the Company is to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative offering costs and future offering costs they may incur on the Company’s behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the Company’s offering. The Company owes the Advisor, Sub-advisor and their affiliates approximately $7.1 million for organization and offering costs as of December 31, 2011. In addition, $2.0 million of offering costs incurred by the Sub-advisor on the Company’s behalf has not been charged to the Company or been recorded in the Company’s consolidated financial statements. Whether these costs will be billed to the Company in the future is at the discretion of the Sub-advisor and will likely depend on the success of the Company’s offering.

As of December 31, 2010, the Company owed the Advisor, Sub-advisor and their affiliates approximately $4.8 million for organization and offering costs.

Investment Property and Lease Intangibles—Real estate assets acquired by the Company are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 5-7 years for furniture, fixtures and equipment, 15 years for land improvements and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful life of the assets are capitalized and maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. The Company recorded no impairments for the years ended December 31, 2011 and 2010.

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

The estimated fair value of acquired in-place leases is the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.

Acquired above- and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of above- and below-market lease value is charged to rental revenue.

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

Deferred Financing Costs—Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing costs incurred during the years ended December 31, 2011 and 2010, respectively, were approximately $561,000 and $241,000. Of this amount, for the years ended December 31, 2011 and 2010, respectively, $180,000 and $110,000 was incurred as a result of the financing fee due to the Advisor, Sub-advisor and their affiliates. Amortization of deferred financing costs for the years ended December 31, 2011 and 2010, respectively, was $193,000 and $10,000 and was recorded in interest expense in the consolidated statements of operations.

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

For the years ended December 31, 2011 and 2010, the Company recognized straight-line rental income of $79,000 and $0, respectively.

Income Taxes—The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ended December 31, 2010. The Company’s qualification and taxation as a REIT depends on its ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If the Company fails to qualify as a REIT for any reason in a taxable year, it will be subject to tax on its taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

Repurchase of Common Stock—The Company offers a share repurchase program which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 3). The Company accounts for those financial instruments that represent a mandatory obligation of the Company to repurchase shares as liabilities to be reported at settlement value. At such time, the Company will reclassify such obligations from equity to a liability based upon their respective settlement values. As of December 31, 2011 and December 31, 2010, no such obligations existed.

Restricted Cash—Restricted cash primarily consisted of escrowed insurance premiums, real estate taxes and investor proceeds for which shares of common stock had not been issued of $214,000 and $11,000 as of December 31, 2011 and December 31, 2010, respectively.

Earnings Per Share—Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for the years ended December 31, 2011 and 2010.

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

Non-controlling Interests—Noncontrolling interests in the consolidated balance sheets represents the economic equity interest of the Joint Venture that are not owned by the Company. Noncontrolling interests in the consolidated statements of equity represent contributions, distributions and allocated earnings of the group of international investors advised by CBRE Investors Global Multi Manager. Noncontrolling interests in earnings of the Joint Venture in the consolidated statements of operations represents earning allocated to noncontrolling interests based on the economic ownership percentage of the consolidated Joint Venture held by these investors.

Interest—Interest is charged to expense as it accrues. No interest costs were capitalized during the years ended December 31, 2011 and 2010. However, in the future some interest incurred may be capitalized to related development projects.

Impact of Recently Issued Accounting Pronouncements— Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The adoption of this pronouncement did not have a material impact on the Company.

Effective January 1, 2011, public companies that enter into a business combination are required to disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the supplemental pro forma disclosures are expanded. The Company is in compliance with the disclosure requirements of this guidance.

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

3. EQUITY

General—The Company has the authority to issue a total of 180,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2011, the Company has issued 2,658,159 shares of common stock, including 16,647 shares issued through the DRP, generating gross cash proceeds of $25.4 million. The holders of shares of the common stock, are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. The Company’s charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—The Company has adopted the DRP, which allows stockholders to have dividends and other distributions invested in additional shares of its common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company’s common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.

During the year ended December 31, 2011, there were 16,647 shares, or $158,000, issued through the DRP. There were no shares reinvested during the year ended December 31, 2010.

Share Repurchase Program—The Company’s share repurchase program (“SRP”) may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the SRP at any time. If the board of directors decides to amend, suspend or terminate the SRP, stockholders will be provided with no less than 30 days’ written notice.

During the year ended December 31, 2011, there were 5,630 shares repurchased for $56,300 under the SRP. There were no shares repurchased during the year ended December 31, 2010.

Securities Authorized for Issuance under Equity Compensation Plans—The following table provides information regarding the Company’s 2010 Long-Term Incentive Plan and the Company’s Amended and Restated 2010 Independent Director Stock Plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (*)
Equity compensation plans approved by security holders	—	—	9,200,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	9,200,000

*	To date, no awards have been granted under the 2010 Long-Term Incentive Plan or the Amended and Restated 2010 Independent Director Stock Plan.

2010 Independent Director Stock Plan—The Company has adopted a long-term incentive plan that will be used to attract and retain qualified directors. The Company’s 2010 Independent Director Stock Plan (the “Independent Director Plan”) will offer these individuals an opportunity to participate in the Company’s growth through awards of shares of restricted common stock subject to time-based vesting. No shares were issued under this plan in 2011 or 2010.

The Company’s conflicts committee will administer the Independent Director Plan, with sole authority to determine all of the terms and conditions of the awards. No awards will be granted under the Independent Director Plan if the grant or vesting of the awards would jeopardize the Company’s status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under the Company’s charter.

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

The Independent Director Plan will automatically expire on the tenth anniversary of the date on which it was approved by the Company’s board of directors and stockholders, unless extended or earlier terminated by the board of directors. The board of directors may terminate the Independent Director Plan at any time.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s assets and liabilities:

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses—The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Real estate investments—The purchase prices of the investment properties were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, income and expense growth rates and current markets rents and allowances, from management and third party appraisal.

Mortgages loans payable and Notes payable—affiliates— Management believes the carrying amounts approximate fair value based on Level 3 inputs, such as market interest rates available, as of December 31, 2011 and 2010.

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial assets and liabilities.

5. REAL ESTATE ACQUISITIONS

During the year ended December 31, 2011, the Company acquired a 100% interest in four grocery-anchored retail centers for an aggregate purchase price of approximately $41.9 million. Subsequent to these acquisitions, the Company contributed these properties to the Joint Venture, in which the Company holds an approximate 54% interest. The Company also acquired a 54% interest in an additional property through the Joint Venture for a purchase price of approximately $14.0 million. The Company financed the acquisitions with net proceeds from the offering and through the issuance of approximately $38.4 million in mortgage notes. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated the aggregate purchase price of approximately $15.3 million to land, approximately $36.3 million to building and improvements, approximately $2.6 million to acquired in-place leases, approximately $0.9 million to acquired below-market leases, and approximately $2.6 million to acquired above-market leases. The Company expensed approximately $1.2 million of acquisition costs related to the acquisitions. The Company is finalizing the review of the purchase price allocation and is obtaining additional information with respect to land and building appraisals for the Burwood and Cureton acquisition. Although we do not anticipate any further changes in the fair value measurements, the measurements may be subject to change within 12 months of the acquisition date if new facts or circumstances are brought to our attention that were previously unknown but existed as of the acquisition date.

The following information presents selected pro forma financial information of the Company giving effect to the acquisitions as though they had occurred on January 1, 2010.

The Company estimated that revenues, on a pro forma basis, for the year ended December 31, 2011, would have been approximately $8.2 million (unaudited) and the Company’s net loss attributable to shareholders, on a pro forma basis, would have been approximately $1,865,000 (unaudited).

The Company estimated that revenues, on a pro forma basis, for the year ended December 31, 2010, would have been approximately $7.8 million (unaudited) and the Company’s net loss attributable to stockholders, on a pro forma basis, would have been approximately $1,568,000 (unaudited).

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

During June 2011, the Company completed its analysis of the fair value allocation for the acquisition of Lakeside Plaza based on obtaining additional appraisal information. As a results of the change in allocation for this acquisition, there was no material impact to the statement of operations. Below are the initial and revised allocations of the fair value of this center which have been retrospectively reflected in the consolidated balance sheet as of December 31, 2010, in accordance with GAAP:

($000s)	Initial Estimate of Fair Value	Purchase Price Adjustment	Revised Estimate of Fair Value
Lakeside Plaza
Land	$4,306	$(1,692)	$2,614
Building and improvements	4,290	1,688	5,978
Above market leases	151	4	155
In-place leases	325	9	334
Below market leases	(322)	(9)	(331)

Total	$8,750	$—	$8,750

As the acquisition of Lakeside Plaza occurred in December 2010, the impact to the consolidated statement of operations would have been immaterial as a result of the revised fair value allocation, thus no adjustment was recorded.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following as of December 31:

($000s)

	2011	2010
Acquired in-place leases, net of accumulated amortization of $318 and $16	$3,169	$836
Acquired above market leases, net of accumulated amortization of $489 and $27	3,630	1,492

Total	$6,799	$2,328

Amortization expense recorded on the intangible assets during the years ended December 31, 2011 and 2010, was $764,000 and $43,000, respectively.

Estimated amortization expense of the respective acquired intangible lease assets as of December 31, 2011 for each of the five succeeding years is as follows (in thousands):

Year	In-Place Leases	Above Market Leases
2012	$739	$870
2013	739	870
2014	695	849
2015	606	725
2016 and thereafter	390	316

Total	$3,169	$3,630

The weighted average amortization periods for acquired in-place lease and above market lease intangibles are five years.

The aggregate cost of real estate owned at December 31, 2011 for federal income tax purposes was approximately $78.5 million (unaudited).

7. MORTGAGE LOANS AND NOTES PAYABLE—AFFILIATES

As of December 31, 2011, the Company, through the Joint Venture, had approximately $46.8 million of mortgage loans payable. Each of the mortgage notes payable is secured by the respective properties on which the debt was placed. A wholly owned subsidiary of the Joint Venture has guaranteed 25% of these mortgage loans payable. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities securing the mortgage notes payable, was approximately $77.0 million as of December 31, 2011. The mortgage notes may generally be prepaid subject to meeting certain requirements and payment of a prepayment premium as specified in the respective loan agreements. All of the Company’s current mortgage notes have a revolving credit feature and as of December 31, 2011, the maximum aggregate amount that could be drawn on these notes was $53.4 million.

The following is a summary of the Company’s outstanding debt obligations as of December 31, 2011:

Property and Related Loan	Outstanding Principal Balance	Interest Rate	Loan Type	Payments	Maturity Date
Lakeside Credit Facility (1)	$6.1 million	One-month LIBOR plus 2.40% to 2.85%, depending upon amount outstanding and debt yield	First mortgage loan	Monthly interest only payments through July 1, 2012, followed by continued monthly interest payments and possible monthly payments of principal(2)	December 10, 2012 (3)

Snow View Credit Facility (1)	$2.3 million	One-month LIBOR plus 2.40% to 2.85%, depending upon amount outstanding and debt yield	First mortgage loan	Monthly interest only payments through July 1, 2012 followed by continued monthly interest payments and possible monthly payments of principal(4)	December 15, 2012 (5)

St. Charles Credit Facility (1)	$6.8 million	One-month LIBOR plus 2.40% to 2.85%, depending upon amount outstanding and debt yield	First mortgage loan	Monthly interest only payments through January 1, 2013 followed by continued monthly interest payments and possible monthly payments of principal (6)	June 10, 2013 (7)

Southampton Credit Facility	$5.9 million	Daily LIBOR plus 2.25% to 2.50%, depending upon amount outstanding and debt yield	Revolving credit facility	Monthly interest only payments through April 30, 2013 followed by continued monthly interest payments and possible monthly payments of principal (8)	November 1, 2013 (9)

Centerpoint Credit Facility	$4.9 million	Daily LIBOR plus 2.25% to 2.50%, depending upon amount outstanding and debt yield	Revolving credit facility	Monthly interest only payments through April 30, 2013 followed by continued monthly interest payments and possible monthly payments of principal (10)	November 1, 2013 (11)

Burwood Credit Facility	$11.9 million	Daily LIBOR plus 2.25% to 2.50%, depending upon amount outstanding and debt yield	Revolving credit facility	Monthly interest only payments through April 30, 2013 followed by continued monthly interest payments and possible monthly payments of principal (12)	November 1, 2013 (13)

Cureton Credit Facility	$8.9 million	Daily LIBOR plus 2.25% to 2.50%, depending upon amount outstanding and debt yield	Revolving credit facility	Monthly interest only payments through July 31, 2013 followed by continued monthly interest payments and possible monthly payments of principal (14)	January 1, 2016

(1)

The Lakeside Credit Facility, the Snow View Credit Facility, and the St. Charles Credit Facility subject Lakeside Plaza, Snow View Plaza, and St. Charles Plaza to cross-collateral and cross-default provisions under separate and corresponding provisions of each loan. A wholly owned subsidiary of the Joint Venture has guaranteed 25% of the Joint Venture’s obligations under the Lakeside Credit Facility, the Snow View Credit Facility, and the St. Charles Credit Facility.

(2)

On or before July 1, 2012, total availability under the loan will be reduced by $675,000, and beginning on July 1, 2012 and continuing through the maturity date, availability will be reduced by $20,415 per month, which may require the Company to make monthly principal payments (depending on the then-outstanding borrowings under the loan), in addition to continued monthly interest payments. The Company has the option to prepay any outstanding amounts under the Lakeside Credit Facility at any time in whole or in part without premium or penalty.

(3)	The Company may extend the maturity date of the Lakeside Credit Facility to December 10, 2013 upon payment of an extension fee equal to 0.25% of the amount outstanding on December 10, 2012.
(4)

On or before July 1, 2012, total availability under the loan will be reduced by $940,000, and beginning on July 1, 2012 and continuing through the maturity date, availability will be reduced by $28,500 per month, which may require the Company to make monthly principal payments (depending on the then-outstanding borrowings under the loan), in addition to continued monthly interest payments. The Company has the option to prepay any outstanding amounts under the Snow View Credit Facility at any time in whole or in part without premium or penalty.

(5)	The Company may extend the maturity date of the Snow View Credit Facility to December 15, 2013 upon payment of an extension fee equal to 0.25% of the amount outstanding on December 15, 2012.
(6)

On or before January 1, 2013, total availability under the loan will be reduced by $742,500, and beginning on January 1, 2013 and continuing through the maturity date, availability will be reduced by $22,500 per month, which may require the Company to make monthly principal payments (depending on the then-outstanding borrowings under the loan), in addition to continued monthly interest payments. The Company has the option to prepay any outstanding amounts under the St. Charles Credit Facility at any time in whole or in part without premium or penalty.

(7)	The Company may extend the maturity date of the St. Charles Credit Facility to June 10, 2014 upon payment of an extension fee equal to 0.25% of the amount outstanding on June 10, 2013.
(8)

Beginning on May 1, 2013 and continuing through the maturity date, the Southampton Credit Facility will be reduced by $9,750 per month, which may require the Company to make monthly principal payments (depending on the then-outstanding borrowings under the credit facility), in addition to continued monthly interest payments. The Company has the option to prepay any outstanding amounts under the Southampton Credit Facility at any time in whole or in part without premium or penalty. A wholly owned subsidiary of the Joint Venture has guaranteed 25% of the Joint Venture’s obligations under the Southampton Credit Facility.

(9)

The Company may extend the maturity date of the Southampton Credit Facility to October 10, 2014 upon payment of an extension fee equal to 0.25% of the amount outstanding under the credit facility on November 1, 2013.

(10)

Beginning on May 1, 2013 and continuing through the maturity date, the Centerpoint Credit Facility will be reduced by $8,000 per month, which may require the Company to make monthly principal payments (depending on the then-outstanding borrowings under the credit facility), in addition to continued monthly interest payments. The Company has the option to prepay any outstanding amounts under the Centerpoint Credit Facility at any time in whole or in part without premium or penalty. A wholly owned subsidiary of the Joint Venture has guaranteed 25% of the Joint Venture’s obligations under the Centerpoint Credit Facility.

(11)	The Company may extend the maturity date of the Centerpoint Credit Facility to November 1, 2014 upon payment of an extension fee equal to 0.25% of the amount outstanding on November 1, 2013.
(12)

Beginning on May 1, 2013 and continuing through the maturity date, the Burwood Credit Facility will be reduced by $19,660 per month, which may require the Company to make monthly principal payments (depending on the then-outstanding borrowings under the credit facility), in addition to continued monthly interest payments. The Company has the option to prepay any outstanding amounts under the Burwood Credit Facility at any time in whole or in part without premium or penalty. A wholly owned subsidiary of the Joint Venture has guaranteed 25% of the Joint Venture’s obligations under the Burwood Credit Facility.

(13)	The Company may extend the maturity date of the Burwood Credit Facility to November 1, 2014 upon payment of an extension fee equal to 0.25% of the amount outstanding on November 1, 2013.
(14)

Beginning on August 1, 2013 and continuing through the maturity date, the Cureton Credit Facility will be reduced by $14,000 per month, which may require the Company to make monthly principal payments (depending on the then-outstanding borrowings under the credit facility), in addition to continued monthly interest payments. The Company has the option to prepay any outstanding amounts under the Cureton Credit Facility at any time in whole or in part without premium or penalty. A wholly owned subsidiary of the Joint Venture has guaranteed 25% of the Joint Venture’s obligations under the Cureton Credit Facility.

Below is a listing of the mortgage loans payable and the notes payable to affiliates with their respective principal payment obligations.

($000s) Maturing Debt	Year	Variable Rate Debt	Weighted Average Interest Rate
	2012	$8,465	3.17%
	2013	29,518	2.87%
	2014	168	2.78%
	2015	168	2.78%
	2016	8,469	2.78%
	Thereafter	—	0.00%

	Total	$46,788	2.91%

As of December 31, 2011, the Company was in compliance with all debt covenants.

8. ACQUIRED BELOW MARKET LEASE INTANGIBLES

Acquired below market lease intangibles as of December 31, 2011 and 2010 were:

($000s)

	2011	2010
Acquired below market leases, net of accumulated amortization of $161 and $10	$1,203	$442

Amortization recorded on the intangible lease liabilities for the years ended December, 31, 2011 and 2010, was $151,000 and $10,000, respectively.

Estimated amortization income of the intangible lease liability as of December 31, 2011 for each of the five succeeding years is as follows:

($000s)

Year	Below Market Leases
2012	$269
2013	269
2014	226
2015	171
2016 and thereafter	268

Total	$1,203

The weighted average amortization period for below market lease intangibles is five years.

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

Organization and Offering Costs—Under the terms of the advisory agreement, the Company is to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on the Company’s behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. The Company anticipates that these costs will not exceed the limitation upon completion of the offering. As of December 31, 2011, the Advisor, Sub-advisor and their affiliates have paid approximately $7.1 million of organization and offering costs. Under the terms of the advisory agreement, the Company is to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on the Company’s behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. In addition, approximately $2.0 million of offering costs incurred by the Sub-advisor on the Company’s behalf has not been charged to the Company or been recorded in its consolidated financial statements. Whether these costs will be billed to the Company in the future is at the discretion of the Sub-advisor and will likely depend on the success of the Company’s offering. As of December 31, 2010, the Advisor, Sub-advisor or their affiliates had paid $4.8 million of organization and offering costs.

Acquisition Fee—The Company pays the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments acquired or originated by the Company, including acquisition or origination expenses and any debt attributable to such investments. The Company incurred acquisition fees payable to the Advisor, Sub-advisor and their affiliates of $356,000 and $210,000, respectively, for the years ended December 31, 2011 and 2010 in connection with the property acquisitions. The amount of these acquisition fees outstanding and receivable/(payable) by the Company as of December 31, 2011 and 2010, respectively, were

$44,000 and ($210,000). The receivable at December 31, 2011 was due to an overpayment of acquisition fees related to the Cureton Town Center acquisition.

Asset Management Fee—The Company pays the Advisor an asset management fee for the asset management services it provides pursuant to the advisory agreement. The asset management fee, payable monthly in arrears (based on assets held by the Company during the previous month) will be equal to 0.08333% of the sum of the cost of all real estate and real estate-related investments the Company owns and of its investments in joint ventures, including certain expenses and any debt attributable to such investments. However, the Advisor reimburses all or a portion of the asset management fee for any applicable period to the extent that as of the date of the payment, the Company’s modified funds from operations (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof (without any corresponding issuance of equity to the Sub-advisor or its affiliate), during the quarter were not at least equal to its declared distributions during the quarter, provided that the distribution rate during such quarter was no more than $0.65 per share on an annualized basis. However, the Company cannot avoid payment of an asset management fee by raising its distribution rate beyond $0.65 per share on an annualized basis. Total asset management fees incurred for the year ended December 31, 2011, were $347,000, with $284,000 of these fees being waived or reimbursed by the Advisor and Sub-advisor. Asset management fees for the year ended December 31, 2010 were $18,000, but were waived by the Advisor and Sub-advisor.

Financing Fee—The Company pays its Advisor or Sub-advisor a financing fee equal to a total of 0.75% of all amounts made available under any loan or line of credit. The Company incurred financing fees payable to the Advisor, Sub-advisor and their affiliates of $180,000 and $110,000, respectively, for the years ended December 31, 2011 and 2010, in connection with the mortgage loans used for property acquisitions. The amount of these financing fees outstanding and receivable (payable) by the Company as of December 31, 2011 and 2010, respectively, were $19,000 and ($110,000). The receivable at December 31, 2011 was due to an overpayment of financing fees related to the Cureton Town Center acquisition.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, the Company will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to the Company in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if the Company sells an asset to an affiliate, the Company’s organizational documents will prohibit it from paying the Advisor a disposition fee. There were no disposition fees incurred in 2011 or 2010.

General and Administrative Expenses—The sponsors provided $88,000 and $140,000, respectively during the years ended December 31, 2011 and 2010, for certain general and administrative expenses of the Company as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. The sponsors do not intend to make further capital contributions to continue to fund certain of the Company’s general and administrative expenses. As of December 31, 2011, the Advisor, Sub-advisor and their affiliates have paid $1.1 million of general and administrative expenses. These amounts remain due from the Company.

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

Property Manager—All of the Company’s real properties are managed and leased by Phillips Edison & Company Ltd. (“Property Manager”), an affiliated property manager. The Property Manager is wholly owned by the Company’s Phillips Edison sponsor and was organized on September 15, 1999. The Property Manager manages real properties acquired by the Phillips Edison affiliates or other third parties.

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

The Company incurred property management fees due to the Property Manager of $157,000 and $0, respectively, for the years ended December 31, 2011 and 2010.

Dealer Manager—The Company’s current dealer manager is Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority (FINRA) and was organized on August 29, 2007. The Dealer manager is indirectly wholly owned by the Company’s AR Capital sponsor and will provide certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered. Excluding shares sold pursuant to the “friends and family” program, the dealer manager will generally be paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

Dealer manager fees incurred during the year ended December 31, 2011 were $350,000, of which $76,000 were reallowed to participating broker-dealers. In addition to the reallowance of the dealer manager fees, the dealer manager paid commissions of $1,014,000 to participating broker-dealers in 2011.

There were no dealer manager fees incurred or paid in for the year ended December 31, 2010, as all shares were sold in conjunction with the Company’s “friends and family” program for which no fees or commissions are paid.

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

As of December 31, 2011, the Sub-advisor owns 21,412 shares of the Company’s common stock, or approximately 0.81% of its common stock that has been issued.

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

As of December 31, 2011, the Company owes the Advisor, Sub-advisor and their respective affiliates approximately $8.4 million for organization and offering expenses, general and administrative expenses, and various fees.

Organization and offering expenses payable	$7.1 million
General and administrative expenses payable	1.2 million
Acquisition, financing, asset management and property management fees payable	0.1 million

Total due as of December 31, 2011	$8.4 million

In addition, $2.0 million of offering costs incurred by the Sub-advisor on the Company’s behalf has not been charged to the Company or been recorded in its consolidated financial statements. Whether these costs will be billed to the Company in the future is at the discretion of the Sub-advisor and will likely depend on the success of the Company’s offering.

As of December 31, 2010, the Company owed the Advisor, Sub-advisor and their respective affiliates $5.5 million for organization and offering expenses, general and administrative expenses, and acquisition and financing fees.

Organization and offering expenses payable	$4.8 million
General and administrative expenses payable	0.4 million
Acquisition, financing, asset management and property management fees payable	0.3 million

Total due as of December 31, 2010	$5.5 million

The sponsors provided $88,000 and $140,000, respectively, during the years ended December 31, 2011, and 2010 for certain general and administrative expenses of the Company as a capital contribution. The sponsors have not received, and will not receive, any reimbursement for this contribution. There is no assurance that the sponsors will continue to contribute monies to fund future expenses.

12. FUTURE MINIMUM RENTS

The Company’s operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The following table lists, on an aggregate basis, all of the scheduled lease expirations after December 31, 2011 over each of the years ending December 31, 2012 and thereafter for the Company’s seven shopping centers. The table shows the annualized effective rent represented by the applicable lease expirations as of December 31, 2011:

Year	Amount
2012	$6,816
2013	6,564
2014	5,772
2015	5,006
2016	4,800
Thereafter	29,465

Total	$58,423

13. QUARTERLY RESULTS (UNAUDITED)

Although the Company’s operations commenced on September 17, 2010 and the Company acquired two operating properties during the fourth quarter of 2010, the following is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

($000s)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue
2011	$603	$620	$839	$1,467
Operating loss
2011	(99)	(467)	(241)	(898)
Net loss attributable to Company shareholders
2011	(248)	(605)	(440)	(1,071)
Diluted loss per share to shareholders
2011	$(0.28)	$(0.49)	$(0.29)	$(0.46)

Total revenue
2010	$—	$—	$—	$98
Operating loss
2010	—	—	(80)	(630)
Net loss attributable to shareholders
2010	—	—	(80)	(667)
Diluted loss per share to shareholders
2010	$—	$—	$(1.05)	$(3.39)

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

Property Acquisitions

On February 23, 2012, the Company, through the Joint Venture, purchased two shopping centers from the same seller with an aggregate of 129,272 rentable square feet, Tramway Crossing and Westin Centre, for an aggregate purchase price of $11.5 million. Both properties are anchored by Food Lion. Tramway Crossing is located in Sanford, North Carolina and is approximately 95.5% leased with a current aggregate annual effective rent of approximately $546,000. Westin Centre is located in Fayetteville, North Carolina and is 100% leased with a current aggregate annual effective rent of approximately $635,000. The supplemental pro forma revenue and earnings disclosures required by GAAP relating to the recent acquisitions of Tramway Crossing and Westin Centre have not been presented as the initial accounting for these acquisitions was incomplete at the time the consolidated financial statements were issued.

Sale of Shares of Common Stock

From January 1, 2012 through March 11, 2012, the Company raised $7.2 million through the issuance of 0.7 million shares of its common stock under its ongoing public offering. As of March 11, 2012, approximately 146.6 million shares remained available for sale to the public under the Company’s public offering, exclusive of shares available under the DRP.

Distributions

On January 3, 2012, the Company paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for December 1, 2011 to December 31, 2011. The total gross amount of the distribution was approximately $142,000, with $37,000 being reinvested in the DRP, for a net cash distribution of $105,000.

On February 1, 2012, the Company paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for January 1, 2012 to January 31, 2012. The total gross amount of the distribution was approximately $153,000, with $41,000 being reinvested in the DRP, for a net cash distribution of $112,000.

On March 1, 2012, the Company paid a distribution equal to a daily amount of $.001780802 per share of common stock outstanding for stockholders of record for the period for February 1, 2012 to February 29, 2012. The total gross amount of the distribution was approximately $160,000, with $46,000 being reinvested in the DRP, for a net cash distribution of $114,000.

Declaration of Distributions

On February 20, 2012, the Company’s board of directors declared distributions to be paid for daily stockholders of record for the month of April 2012. On March 21, 2012, the Company’s board of directors declared distributions to be paid for the daily stockholders of record for the months of May and June 2012. These distributions will be in a daily amount equal to $.001780802 per share of common stock outstanding.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2011

($000’s)			Initial Cost (A)				Gross amount carried at end of period
Property Name	City	State	Mortgage	Land	Buildings and Improvements	Adjustments to Basis (B)	Land (C)	Buildings and Improvements (C)	Total (D)	Accumulated Depreciation (E)	Date Constructed / Renovated	Date Acquired
Lakeside Plaza	Salem	VA	$6,125	$2,614	$5,977	$159	$2,614	$6,047	$8,661	$369	1988 / 2001	12/10/10
Snow View Plaza	Parma	OH	2,340	3,386	7,150	1,764	3,386	7,154	10,540	481	1981 / 2008	12/15/10
St. Charles Plaza	Haines City	FL	6,750	2,780	5,709	1,611	2,780	5,710	8,490	169	2007	6/10/11
Centerpoint	Easley	SC	4,854	2,132	4,633	85	2,132	4,644	6,776	60	2005	10/14/11
Southampton Village	Tyrone	GA	5,920	2,133	5,713	504	2,133	5,713	7,846	77	2003	10/14/11
Burwood Village Center	Glen Burnie	MD	11,924	3,640	12,024	937	3,640	12,034	15,674	105	1975 / 2004	11/9/11
Cureton Town Center	Waxhaw	NC	8,875	4,653	8,113	1,185	4,653	8,113	12,766	—	2007	12/29/11

Totals			$46,788	$21,338	$49,319	$6,245	$21,338	$49,415	$70,753	$1,261

(A)	The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)	Adjustments to basis include additional tangible costs associated with the investment properties.
(C)	The aggregate cost of real estate owned at December 31, 2011.
(D)	Reconciliation of real estate owned:

	2011	2010
Balance at January 1	$19,126	$—
Additions to/improvements of real estate	51,627	19,126

Balance at December 31	$70,753	$19,126

(E)	Reconciliation of accumulated depreciation

	2011	2010
Balance at January 1	$65	$—
Depreciation expense	1,196	65

Balance at December 31	$1,261	$65

* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 23rd day of March 2012.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL C. PHILLIPS Michael C. Phillips	Co-Chairman of the Board of Directors	March 23, 2012

/s/ JEFFREY S. EDISON Jeffrey S. Edison	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 23, 2012

/s/ RICHARD J. SMITH Richard J. Smith	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2012

/s/ WILLIAM M. KAHANE William M. Kahane	Director	March 23, 2012

/s/ LESLIE T. CHAO Leslie T. Chao	Director	March 23, 2012

/s/ ETHAN HERSHMAN Ethan Hershman	Director	March 23, 2012

/s/ RONALD K. KIRK Ronald K. Kirk	Director	March 23, 2012

/s/ PAUL MASSEY Paul Massey	Director	March 23, 2012