Form 10-Q
period 2012-03-31
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2012-05-11
CIK 1476204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54691

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

As of May 6, 2012, there were 4.6 million outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

FORM 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The information furnished in the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned condensed consolidated financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated notes to Phillips Edison – ARC Shopping Center REIT Inc.’s condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Phillips Edison – ARC Shopping Center REIT Inc.’s results of operations for the three months ended March 31, 2012, are not necessarily indicative of the operating results expected for the full year.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Investment in real estate:
Land	$24,219	$21,338
Building and improvements	57,400	49,415

Total investment in real estate assets	81,619	70,753
Accumulated depreciation and amortization	(2,072)	(1,261)

Total investment in real estate assets, net	79,547	69,492
Acquired intangible lease assets, net of accumulated amortization of $1,257 and $807, respectively	7,282	6,799
Cash and cash equivalents	6,339	6,969
Restricted cash	11	214
Accounts receivable, net of bad debt reserve of $34 and $35, respectively	719	786
Deferred financing expense, less accumulated amortization of $294 and $203, respectively	518	599
Prepaid expenses and other	1,022	333

Total assets	$95,438	$85,192

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable	$40,463	$46,788
Acquired below market lease intangibles, less accumulated amortization of $234 and $161, respectively	1,240	1,203
Accounts payable	251	47
Accounts payable – affiliates	7,424	8,395
Accrued and other liabilities	1,470	1,574

Total liabilities	50,848	58,007
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at March 31, 2012 and December 31, 2011	$—	$—
Common stock, $0.01 par value per share, 180,000,000 shares authorized, 3,825,401 and 2,658,159 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	38	27
Additional paid-in capital	28,480	17,980
Accumulated deficit	(4,891)	(4,126)

Total shareholders’ equity	23,627	13,881
Noncontrolling interests	20,963	13,304

Total equity	44,590	27,185

Total liabilities and equity	$95,438	$85,192

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

(In thousands, except share and per share amounts)

	2012	2011
Revenues:
Rental income	$1,755	$460
Tenant recovery income	443	143
Other property income	17	—

Total revenues	2,215	603

Expenses:
Property operating	379	95
Real estate taxes	242	108
General and administrative	324	208
Acquisition-related expenses	278	47
Depreciation and amortization	1,044	244

Total expenses	2,267	702

Operating loss	(52)	(99)
Other expense:
Interest expense	(391)	(149)
Net loss	(443)	(248)
Net loss attributable to noncontrolling interests	185	—

Net loss attributable to Company shareholders	$(258)	$(248)

Per share information - basic and diluted:
Loss per share - basic and diluted	$(0.08)	$(0.28)

Weighted-average common shares outstanding - basic and diluted	3,124,334	899,107

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional	Accumulated	Total Shareholders’	Noncontrolling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest	Total
Balance at January 1, 2011	730,570	$7	$1,934	$(784)	$1,157	$—	$1,157
Issuance of common stock	402,725	4	3,642	—	3,646	—	3,646
Contributions from Sponsors	—	—	60	—	60	—	60
Dividend reinvestment program (DRP)	1,836	—	17	—	17	—	17
Common distributions declared, $0.16 per share	—	—	—	(144)	(144)	—	(144)
Offering costs	—	—	(582)	—	(582)	—	(582)
Net loss	—	—	—	(248)	(248)	—	(248)

Balance at March 31, 2011	1,135,131	11	5,071	(1,176)	3,906	—	3,906

Balance at January 1, 2012	2,658,159	$27	$17,980	$(4,126)	$13,881	$13,304	$27,185
Issuance of common stock	1,154,138	11	11,481	—	11,492	—	11,492

Dividend reinvestment program (DRP)	13,104	—	124	—	124	—	124
Contributions from noncontrolling interests	—	—	—	—	—	7,844	7,844
Common distributions declared, $0.16 per share	—	—	—	(507)	(507)	—	(507)
Offering costs	—	—	(1,105)	—	(1,105)	—	(1,105)
Net loss	—	—	—	(258)	(258)	(185)	(443)

Balance at March 31, 2012	3,825,401	$38	$28,480	$(4,891)	$23,627	$20,963	$44,590

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

(In thousands, except share and per share amounts)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(443)	$(248)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,044	244
Net amortization of above and below market leases	154	51
Amortization of deferred financing costs	91	31
Straight-line rental income	(56)	(10)
Changes in operating assets and liabilities:
Accounts receivable	123	(21)
Prepaid expenses and other	(699)	34
Accounts payable	157	(83)
Accounts payable — affiliates	(971)	(139)
Accrued and other liabilities	(64)	257

Net cash (used in) provided by operating activities	(664)	116

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(11,642)	(4)
Change in restricted cash	203	(15)

Net cash used in investing activities	(11,439)	(19)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,492	3,646
Payment of offering costs	(1,105)	(16)
Payments on mortgage loans payable	(21,176)	(3,450)
Proceeds from mortgage loans payable	14,851	—
Payments for notes payable - affiliates	—	(600)
Dividends paid, net of DRP	(331)	(104)
Contributions from noncontrolling interests	7,844	—
Distributions to non-controlling interest	(92)	—
Payments of loan financing costs	(10)	—

Net cash provided by (used in) financing activities	11,473	(524)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(630)	(427)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,969	707

End of period	$6,339	$280

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH FINANCING ACTIVITIES:
Offering costs payable to sub-advisor	$—	$566
Distributions payable	52	23
Accrued capital expenditures	47	—
Cash paid for interest	296	109
Contributions from sponsors	—	60
Dividends reinvested	124	17

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Phillips Edison—ARC Shopping Center REIT Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited financial statements of Phillips Edison-ARC Shopping Center REIT Inc. (“we,” “our,” or “us”) for the year ended December 31, 2011, which are included in our 2011 Annual Report on Form 10-K as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

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

As of March 31, 2012, we had issued 3,825,401 shares of common stock, including 29,751 shares issued through the DRP, generating gross cash proceeds of $36.9 million.

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

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “Non-Controlling Interest”). The joint venture is in the form of PECO-ARC Institutional Joint Venture I, L.P., a Delaware limited partnership (the “Joint Venture”). We, through an indirectly wholly owned subsidiary, hold an approximate 54% interest in the Joint Venture and serve as the general partner and manage the operations of the Joint Venture. The Non-Controlling Interests hold the remaining approximate 46% interest.

The Joint Venture intends to invest in grocery-anchored neighborhood and community shopping centers with acquisition costs of no more than $20 million per property. We have committed to contribute approximately $58.7 million to the Joint Venture and the Non-Controlling Interests have committed to contribute $50 million in cash. Through March 31, 2012, the Joint Venture holds nine properties. As of March 31, 2012, we have contributed approximately $26.2 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture and the Non-Controlling Interests have contributed approximately $22.3 million in cash to the Joint Venture. Until March 20, 2013 (or the investment of all of the capital that is to be contributed to the Joint Venture), neither we nor the Sub-advisor or its affiliates may acquire properties meeting the Joint Venture’s investment strategy, except through the Joint Venture.

We, through the Joint Venture, owned fee-simple interests in nine real estate properties acquired from third parties unaffiliated with us or the Advisor as of March 31, 2012:

Property Name	Location	Anchor	Date Acquired	Contract Purchase Price (1)	Average Remaining Lease Term in Years	% Leased
Lakeside Plaza	Salem, VA	Kroger	12/10/10	$8.75 million	5.2 years	98.9%
Snow View Plaza	Parma, OH	Giant Eagle	12/15/10	$12.30 million	7.1 years	94.0%
St. Charles Plaza	Haines City, FL	Publix	6/10/11	$10.10 million	12.0 years	96.3%
Southampton Village	Tyrone, GA	Publix	10/14/11	$8.35 million	9.7 years	86.5%
Centerpoint	Easley, SC	Publix	10/14/11	$6.85 million	10.1 years	82.8%
Burwood Village Center	Glen Burnie, MD	Food Lion	11/9/11	$16.60 million	7.1 years	100.0%
Cureton Town Center	Waxhaw, NC	Harris Teeter	12/29/11	$13.95 million	12.1 years	92.8%
Tramway Crossing	Sanford, NC	Food Lion	2/23/12	$5.50 million	4.0 years	95.5%
Westin Centre	Fayetteville, NC	Food Lion	2/23/12	$6.05 million	3.2 years	100.0%

(1)	The contract purchase price excludes closing costs and acquisition costs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and required the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies for the three months ended March 31, 2012. For a summary of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications—The 2011 real estate taxes expense was previously reported as part of the property operating expenses. For improved comparison purposes, the real estate taxes expense is now being reported separately.

Investment Property and Lease Intangibles—Real estate assets we have acquired are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 5-7 years for furniture, fixtures and equipment, 15 years for land improvements and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful life of the assets are capitalized and maintenance and repair costs are expensed as incurred.

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers are used to allocate the purchase price of each identifiable asset acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities, such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Acquisition related costs are expensed as incurred. Values of buildings and improvements are determined on an as if vacant basis.

The estimated fair value of acquired in-place leases is the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.

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

Revenue Recognition—We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.

If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We consider a number of different factors in evaluating whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts receivable. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decreases in the later years of a lease. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursement.

We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets.

Income Taxes—We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Our qualification and taxation as a REIT depends on our ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If we fail to qualify as a REIT for any reason in a taxable year, we will be subject to tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

Non-Controlling Interests—Non-Controlling interests in the condensed consolidated balance sheets represent the economic equity interests of the Joint Venture that are not owned by us. Non-Controlling interests in the condensed consolidated statements of equity represent contributions, distributions and allocated earnings to the group of international investors advised by CBRE Investors Global Multi Manager. Non-Controlling interests in earnings of the Joint Venture in the condensed consolidated statements of operations represents earnings (loss) allocated to non-controlling interests based on the economic ownership percentage of the consolidated Joint Venture held by these investors.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share considers the effect of any potentially dilutive share equivalents, of which we had none for the three months ended March 31, 2012 and March 31, 2011.

The basic and diluted weighted-average number of common shares outstanding was 3,124,334 and 899,107 for the three months ended March 31, 2012 and 2011, respectively.

Impact of Recently Issued Accounting Pronouncements— Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The adoption of this pronouncement did not have a material impact on us.

Effective January 1, 2011, public companies that enter into a business combination are required to disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the supplemental pro forma disclosures are expanded. We are in compliance with the disclosure requirements of this guidance.

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our condensed consolidated interim financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our condensed consolidated interim financial statements.

3. EQUITY

General—We have the authority to issue a total of 180,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2012, we had issued 3,825,401 shares of common stock generating gross cash proceeds of $36.9 million and we had issued no shares of preferred stock. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted the DRP that allows stockholders to have dividends and other distributions invested in additional shares of our common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. Dividends reinvested through the DRP for the three months ended March 31, 2012 and 2011, were $124,000 and $17,000, respectively.

Share Repurchase Program—Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased.

Repurchase of shares of common stock will be made monthly upon written notice received by us at least five days prior to the end of the applicable month. Stockholders may withdraw their repurchase request at any time up to five business days prior to the repurchase date.

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. No shares eligible to be repurchased under the share repurchase program were submitted for repurchase during the three months ended March 31, 2012 or March 31, 2011.

2010 Long-Term Incentive Plan—We have adopted a 2010 Long-Term Incentive Plan, which may be used to attract and retain officers and advisors and consultants. We have not issued any shares under this plan as of March 31, 2012.

2010 Independent Director Stock Plan—We have also adopted an Amended and Restated 2010 Independent Director Stock Plan, which may be used to offer independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. We have not issued any shares under this plan as of March 31, 2012.

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

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

Level 3—Unobservable inputs, only used to the extent that observable inputs are not available, reflect our assumptions about the pricing of an asset or liability.

The following describes the methods we use to estimate the fair value of our financial assets and liabilities:

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, income and expense growth rates and current market rents and allowances, from a third party appraisal or as determined by management.

Mortgage loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, ranging from 2.5% to 3.0% as of March 31, 2012, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Our carrying amount of variable rate borrowings, which make up all of our borrowings, approximates their fair value as of March 31, 2012 and December 31, 2011.

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial assets and liabilities.

5. REAL ESTATE ACQUISITIONS

In February 2012, the Joint Venture acquired a 100% interest in two grocery-anchored retail centers, Tramway Crossing and Westin Centre, for a combined purchase price of approximately $11.6 million. These centers were acquired with cash. We allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. We allocated the aggregate purchase price of approximately $2.7 million to land, approximately $8.1 million to building and improvements, approximately $0.7 million to acquired in-place leases, approximately $0.2 million to acquired above-market leases, and approximately $0.1 million to acquired below-market leases.

The following information summarizes selected financial information from our combined results of operations, as if all of our acquisitions had been acquired on January 1, 2011.

We estimated that revenues, on a pro forma basis, for the three months ended March 31, 2012 and 2011, would have been approximately $2.41 million and $2.39 million, respectively, and our net loss, on a pro forma basis including acquisition-related expenses of $140 and $1,881, respectively, would have been approximately $14,000 and $2,239,000, respectively. The pro forma net loss per share excluding acquisition-related expenses would have been $0.00 and $0.78, respectively, for the three months ended March 31, 2012 and 2011.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following:

	March 31, 2012	December 31, 2011
Acquired in-place leases, net of accumulated amortization of $541,000 and $318,000, respectively	$3,697,000	$3,169,000
Acquired above market leases, net of accumulated amortization of $716,000 and $489,000, respectively	3,585,000	3,630,000

Total	$7,282,000	$6,799,000

Amortization expense recorded on the intangible assets for the three months ended March 31, 2012 and 2011 was $450,000 and $129,000, respectively.

Estimated amortization expense of the respective acquired intangible lease assets as of March 31, 2012 for each of the five succeeding calendar years is as follows:

Year	In-Place Leases	Above Market Leases
2012	$738,000	$697,000
2013	1,003,000	934,000
2014	923,000	907,000
2015	634,000	731,000
2016	332,000	229,000
2017 and thereafter	67,000	87,000

Total	$3,697,000	$3,585,000

The weighted-average amortization periods for acquired in-place lease and above market lease intangibles are 4 years and 5 years, respectively.

7. MORTGAGE LOANS PAYABLE

As of March 31, 2012, we had approximately $40.5 million of mortgage notes payable outstanding. Each of the mortgage notes payable is secured by the respective property on which the debt was placed. The mortgage notes allow us to generally make additional principal payments on the loan and draw those amounts back, not to exceed the initial loan amount, as needed. As of March 31, 2012, the weighted-average interest rate for the loans was 2.82%.

We hold all of our debt obligations through the Joint Venture, in which we have a 54% interest. As of March 31, 2012, our leverage ratio, or the ratio of total debt, less cash and cash equivalents, to total purchase price of real estate assets, was approximately 38.5%.

The following is a summary of the Joint Venture’s debt obligations as of March 31, 2012:

Property and Related Loan	Outstanding Principal Balance	Maximum Loan Capacity	Interest Rate	Loan Type	Payments	Maturity Date

Lakeside Credit Facility(1)	—	$6.13 million	One-month LIBOR plus 2.40% to 2.85%, depending upon amount outstanding and debt yield	Revolving Credit Facility	Monthly interest only payments through July 1, 2012, followed by continued monthly interest payments and possible monthly payments of principal(2)	December 10, 2012(3)
Snow View Credit Facility(1)	$2.14 million	$8.57 million	One-month LIBOR plus 2.40% to 2.85%, depending upon amount outstanding and debt yield	Revolving Credit Facility	Monthly interest only payments through July 1, 2012 followed by continued monthly interest payments and possible monthly payments of principal(4)	December 15, 2012(5)
St. Charles Credit Facility(1)	$6.75 million	$6.75 million	One-month LIBOR plus 2.40% to 2.85%, depending upon amount outstanding and debt yield	Revolving Credit Facility	Monthly interest only payments through January 1, 2013 followed by continued monthly interest payments and possible monthly payments of principal(6)	June 10, 2013(7)
Southampton Credit Facility	$5.92 million	$6.02 million	Daily LIBOR plus 2.25% to 2.50%, depending upon amount outstanding and debt yield	Revolving credit facility	Monthly interest only payments through April 30, 2013 followed by continued monthly interest payments and possible monthly payments of principal(8)	November 1, 2013(9)
Centerpoint Credit Facility	$4.85 million	$4.94 million	Daily LIBOR plus 2.25% to 2.50%, depending upon amount outstanding and debt yield	Revolving credit facility	Monthly interest only payments through April 30, 2013 followed by continued monthly interest payments and possible monthly payments of principal(10)	November 1, 2013(11)
Burwood Credit Facility	$11.92 million	$11.97 million	Daily LIBOR plus 2.25% to 2.50%, depending upon amount outstanding and debt yield	Revolving credit facility	Monthly interest only payments through April 30, 2013 followed by continued monthly interest payments and possible monthly payments of principal(12)	November 1, 2013(13)
Cureton Credit Facility	$8.88 million	$9.00 million	Daily LIBOR plus 2.25% to 2.50%, depending upon amount outstanding and debt yield	Revolving credit facility	Monthly interest only payments through July 31, 2013 followed by continued monthly interest payments and possible monthly payments of principal(14)	January 1, 2016

Total	$40.46 million	$53.38 million

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

(2)

On or before July 1, 2012, total availability under the loan will be reduced by $675,000, and beginning on July 1, 2012 and continuing through the maturity date, availability will be reduced by $20,415 per month, which may require us to make monthly principal payments (depending on the then-outstanding borrowings under the loan), in addition to continued monthly interest payments. We have the option to prepay any outstanding amounts under the Lakeside Credit Facility at any time in whole or in part without premium or penalty.

(3)	We may extend the maturity date of the Lakeside Credit Facility to December 10, 2013 upon payment of an extension fee equal to 0.25% of the amount outstanding on December 10, 2012.
(4)

On or before July 1, 2012, total availability under the loan will be reduced by $940,000, and beginning on July 1, 2012 and continuing through the maturity date, availability will be reduced by $28,500 per month, which may require us to make monthly principal payments (depending on the then-outstanding borrowings under the loan), in addition to continued monthly interest payments. We have the option to prepay any outstanding amounts under the Snow View Credit Facility at any time in whole or in part without premium or penalty.

(5)	We may extend the maturity date of the Snow View Credit Facility to December 15, 2013 upon payment of an extension fee equal to 0.25% of the amount outstanding on December 15, 2012.
(6)

On or before January 1, 2013, total availability under the loan will be reduced by $742,500, and beginning on January 1, 2013 and continuing through the maturity date, availability will be reduced by $22,500 per month, which may require us to make monthly principal payments (depending on the then-outstanding borrowings under the loan), in addition to continued monthly interest payments. We have the option to prepay any outstanding amounts under the St. Charles Credit Facility at any time in whole or in part without premium or penalty.

(7)	We may extend the maturity date of the St. Charles Credit Facility to June 10, 2014 upon payment of an extension fee equal to 0.25% of the amount outstanding on June 10, 2013.
(8)

Beginning on May 1, 2013 and continuing through the maturity date, the Southampton Credit Facility will be reduced by $9,750 per month, which may require us to make monthly principal payments (depending on the then-outstanding borrowings under the credit facility), in addition to continued monthly interest payments. We have the option to prepay any outstanding amounts under the Southampton Credit Facility at any time in whole or in part without premium or penalty. A wholly owned subsidiary of the Joint Venture has guaranteed 25% of the Joint Venture’s obligations under the Southampton Credit Facility.

(9)

We may extend the maturity date of the Southampton Credit Facility to October 10, 2014 upon payment of an extension fee equal to 0.25% of the amount outstanding under the credit facility on November 1, 2013.

(10)

Beginning on May 1, 2013 and continuing through the maturity date, the Centerpoint Credit Facility will be reduced by $8,000 per month, which may require us to make monthly principal payments (depending on the then-outstanding borrowings under the credit facility), in addition to continued monthly interest payments. We have the option to prepay any outstanding amounts under the Centerpoint Credit Facility at any time in whole or in part without premium or penalty. A wholly owned subsidiary of the Joint Venture has guaranteed 25% of the Joint Venture’s obligations under the Centerpoint Credit Facility.

(11)	We may extend the maturity date of the Centerpoint Credit Facility to November 1, 2014 upon payment of an extension fee equal to 0.25% of the amount outstanding on November 1, 2013.
(12)

Beginning on May 1, 2013 and continuing through the maturity date, the Burwood Credit Facility will be reduced by $19,660 per month, which may require us to make monthly principal payments (depending on the then-outstanding borrowings under the credit facility), in addition to continued monthly interest payments. We have the option to prepay any outstanding amounts under the Burwood Credit Facility at any time in whole or in part without premium or penalty. A wholly owned subsidiary of the Joint Venture has guaranteed 25% of the Joint Venture’s obligations under the Burwood Credit Facility.

(13)	We may extend the maturity date of the Burwood Credit Facility to November 1, 2014 upon payment of an extension fee equal to 0.25% of the amount outstanding on November 1, 2013.
(14)

Beginning on August 1, 2013 and continuing through the maturity date, the Cureton Credit Facility will be reduced by $14,000 per month, which may require us to make monthly principal payments (depending on the then-outstanding borrowings under the credit facility), in addition to continued monthly interest payments. We have the option to prepay any outstanding amounts under the Cureton Credit Facility at any time in whole or in part without premium or penalty. A wholly owned subsidiary of the Joint Venture has guaranteed 25% of the Joint Venture’s obligations under the Cureton Credit Facility.

Below is a listing of the mortgage loans payable with their respective principal payment obligations.

($000s) Maturing Debt	Year	Variable Rate Debt	Weighted-average Interest Rate
	2012	$2,140	3.10%
	2013	29,518	2.82%
	2014	168	2.74%
	2015	168	2.74%
	2016	8,469	2.74%
	Thereafter	—	0.00%

	Total	$40,463	2.82%

As of March 31, 2012, we were in compliance with all debt covenants.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following:

	March 31, 2012	December 31, 2011
Acquired below-market leases, net of accumulated amortization of $234,000 and $161,000, respectively	$1,240,000	$1,203,000

Amortization recorded on the intangible liabilities for the three months ended March 31, 2012 and 2011 was $73,000 and $29,000, respectively.

Estimated amortization income of the intangible lease liability as of March 31, 2012 for each of the five succeeding calendar years is as follows:

Year	Below Market Leases
2012	$231,000
2013	311,000
2014	258,000
2015	172,000
2016	132,000
Thereafter	136,000

Total	$1,240,000

The weighted-average amortization period for below market lease intangibles is 5 years.

9. COMMITMENTS AND CONTINGENCIES

Sponsor Organization and Offering Costs

In addition to the accounts payable to affiliates, there are approximately $3.1 million of offering costs incurred by the Sub-advisor on our behalf that have not been charged to us. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through the continuous offering. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of the offering and the discretion of the Sub-advisor.

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim, and we are not aware of any other environmental condition that we believe will have a material adverse effect on our condensed consolidated financial statements.

10. RELATED-PARTY TRANSACTIONS

Advisory Agreement—Pursuant to our advisory agreement, the Advisor is entitled to specified fees for certain services, including managing the day-to-day activities and implementing our investment strategy. The Advisor has entered into a sub-advisory agreement with the Sub-advisor, which manages our day-to-day affairs and our portfolio of real estate investments, subject to the board’s supervision and certain major decisions requiring the consent of both the Advisor and Sub-advisor. The expenses to be reimbursed to the Advisor and Sub-advisor will be reimbursed in proportion to the amount of expenses incurred on our behalf by the Advisor and Sub-advisor, respectively.

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. As of March 31, 2012, the Advisor, Sub-advisor and their affiliates have paid approximately $7.2 million of organization and offering costs. In addition, approximately $3.1 million of offering costs incurred by the Sub-advisor on our behalf has not been charged to us or been recorded in our condensed consolidated financial statements. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of the offering and the discretion of the Sub-advisor. As of December 31, 2011, the Advisor, Sub-advisor or their affiliates had paid $7.1 million of organization and offering costs.

Acquisition Fee—We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including acquisition or origination expenses and any debt attributable to such investments. We incurred acquisition fees payable to the Advisor, Sub-advisor and their affiliates of $64,000 and $0, respectively, for the three months ended March 31, 2012 and 2011 in connection with certain of our property acquisitions.

Asset Management Fee—We pay the Advisor an asset management fee for the asset management services it provides pursuant to the advisory agreement. The asset management fee, payable monthly in arrears (based on assets we held during the previous month) will be equal to 0.08333% of the sum of the cost of all real estate and real estate-related investments we own and of our investments in joint ventures, including certain expenses and any debt attributable to such investments. However, the Advisor reimburses all or a portion of the asset management fee for any applicable period to the extent that as of the date of the payment, our modified funds from operations (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof, without any corresponding issuance of equity to the Sub-advisor or its affiliate), during the quarter were not at least equal to our declared distributions during the quarter. We cannot avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis. Total asset management fees incurred for the three months ended March 31, 2012 and 2011 were $217,000 and $53,000, respectively, with $118,000 and $53,000 of these fees being waived or reimbursed by the Advisor and Sub-advisor. For the three months ended March 31, 2012, the net asset management fees of $99,000 were paid by the Non-Controlling Interests.

Financing Fee—We pay the Advisor or Sub-advisor a financing fee equal to 0.75% of all amounts made available under any loan or line of credit. We incurred no financing fees payable to the Advisor, Sub-advisor and their affiliates for the three months ended March 31, 2012 and 2011.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, we will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if we sell an asset to an affiliate, our organizational documents will prohibit us from paying the Advisor a disposition fee. There were no disposition fees incurred in 2012 or 2011.

General and Administrative Expenses—The sponsors provided $0 and $60,000, respectively during the three months ended March 31, 2012 and 2011, for certain of our general and administrative expenses as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. The sponsors do not intend to make further capital contributions to continue to fund our general and administrative expenses. As of March 31, 2012, we owed the Advisor, Sub-advisor and their affiliates $18,000 for general and administrative expenses paid on our behalf. The amount payable to the Advisor, Sub-advisor and their affiliates as of December 31, 2011, for general and administrative expenses was $1.1 million. As of March 31, 2012, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Subordinated Share of Cash Flows—After investors who have not redeemed their shares have received a return of their net capital contributions and a 7.0% per year cumulative, noncompounded return, the Advisor is entitled to receive a total of 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. This fee is payable only if our shares are not listed on a securities exchange.

Subordinated Incentive Fee—Upon the listing of our common stock on a national securities exchange, we will pay to the Advisor a fee equal to 15.0% of the amount by which the market value of the outstanding stock plus distributions paid by us prior to listing to investors who have not redeemed their shares exceeds the sum of the total amount of capital raised from investors who have not redeemed their shares and the amount of cash flow necessary to generate a 7.0% per year cumulative, noncompounded return to those investors.

Property Manager—All of our real properties are managed and leased by Phillips Edison & Company Ltd. (“Property Manager”), an affiliated property manager. The Property Manager is wholly owned by our Phillips Edison sponsor and was organized on September 15, 1999. The Property Manager also manages real properties acquired by the Phillips Edison affiliates or other third parties.

We pay to the Property Manager monthly property management fees equal to 4.5% of the gross cash receipts of the properties managed by the Property Manager. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay the Property Manager a monthly oversight fee equal to 1.0% of the gross revenues of the property managed. In addition to the property management fee or oversight fee, if the Property Manager provides leasing services with respect to a property, we will pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. We will reimburse the costs and expenses incurred by the Property Manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

If we engage the Property Manager to provide construction management services with respect to a particular property, we will pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.

The Property Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by the Sub-advisor or certain of its affiliates. The Property Manager also directs the purchase of equipment and supplies and will supervise all maintenance activity.

We incurred property management fees due to the Property Manager of $113,000 and $30,000, respectively, for the three months ended March 31, 2012 and 2011.

Dealer Manager—Our current dealer manager is Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority (FINRA) and was organized on August 29, 2007. The Dealer Manager is indirectly wholly owned by our AR Capital sponsor and will provide certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager is generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

Dealer manager fees incurred during the three months ended March 31, 2012 were $255,000, of which $89,000 were reallowed to participating broker-dealers. Selling commissions incurred during the three months ended March 31, 2012 were $850,000, all of which were reallowed to participating broker-dealers. Dealer manager fees incurred during the three months ended March 31, 2011, were $5,000. Selling commissions incurred during the three months ended March 31, 2011 were $11,000, all of which were reallowed to participating broker-dealers.

Share Purchases by Sub-advisor—The Sub-advisor has agreed to purchase on a monthly basis sufficient shares sold in our public offering such that the total shares owned by the Sub-advisor is equal to at least 0.10% of our outstanding shares (ignoring shares issued after the commencement of, and outside of, the initial public offering) at the end of each immediately preceding month. The Sub-advisor will purchase shares at a purchase price of $9.00 per share, reflecting no dealer manager fee or selling commissions being paid on such shares. The Sub-advisor may not sell any of these shares while serving as the Sub-advisor.

As of March 31, 2012, the Sub-advisor owns 21,779 shares of our common stock, or approximately 0.57% of our outstanding common stock.

11. ECONOMIC DEPENDENCY

We are dependent on the Advisor, Sub-advisor, the Property Manager, the Dealer Manager and their respective affiliates for certain services that are essential to us, including the sale of our shares of common stock, asset acquisition and disposition decisions, advances or contributions for distributions, bridge financing, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor, the Property Manager and/or the Dealer Manager are unable to provide such services, we would be required to find alternative service providers or sources of capital.

As of March 31, 2012, we owe the Advisor, Sub-advisor and their respective affiliates approximately $7.4 million for offering and organization expenses and general and administrative and other operational expenses.

Offering and organization expenses payable	$7.2 million

Asset management, property management, and other fees payable	0.2 million

Total due as of March 31, 2012	$7.4 million

The sponsors provided $60,000 during the three months ended March 31, 2011 and $228,000 since inception for certain of our general and administrative expenses as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. There is no assurance that the sponsors will continue to contribute monies to fund future expenses. There was no sponsor contribution for the three months ended March 31, 2012.

12. FUTURE MINIMUM RENTS

Our operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The following table lists, on an aggregate basis, all of the scheduled lease expirations after March 31, 2012 over each of the years ending December 31, 2012 and thereafter for our nine shopping centers. The table shows the annualized effective rent represented by the applicable lease expirations as of March 31, 2012:

Year	Amount
2012	$6,023,000
2013	7,729,000
2014	6,907,000
2015	5,914,000
2016	5,314,000
Thereafter	29,513,000

Total	$61,400,000

The following table sets forth information regarding the two tenants comprising ten percent or more of the aggregate annualized effective rent of our nine shopping centers as of March 31, 2012:

Publix Super Markets	18.3%
Food Lion	10.6%

13. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the financial statements were issued.

Acquisition of the Village at Glynn Place -

On April 27, 2012, the Joint Venture acquired a 100% interest in a Publix-anchored shopping center located in Brunswick, Georgia, Village at Glynn Place, for a purchase price of $11.35 million. This acquisition was financed with the proceeds from the availability on our existing variable-rate revolving credit facilities, proceeds from our initial public offering, and cash provided by the Non-Controlling Interests. Including the Publix lease, approximately 81% of rents from the property come from national tenants. The 111,924 square foot property is 96.7% occupied.

Acquisition of New Windsor Marketplace –

On May 9, 2012, the Joint Venture acquired a 100% interest in New Windsor Marketplace, a shopping center anchored by a King Soopers (Kroger) and located in Windsor, Colorado. The property was acquired for a purchase price of $5.55 million. This acquisition was financed with proceeds from our existing variable-rate revolving credit facilities. Including the King Soopers lease, approximately 57% of rents from the property come from national tenants. The 95,877 square foot property is 85.9% occupied.

Acquisition of Meadowthorpe Shopping Center –

On May 9, 2012, the Joint Venture acquired a 100% interest in Meadowthorpe Shopping Center, a Kroger-anchored shopping center located in Lexington, Kentucky. The property was acquired for a purchase price of $8.55 million. This acquisition was partially financed through the assumption of existing mortgage indebtedness. The remainder of the purchase price was financed with proceeds from our existing variable-rate revolving credit facilities. Including the Kroger lease, approximately 52% of rents from the property come from national tenants. The 87,384 square foot property is 95.6% occupied.

The supplemental pro forma revenue and earnings disclosures required by GAAP relating to the recent acquisitions of Village at Glynn Place, New Windsor Marketplace and Meadowthorpe Shopping Center have not been presented for the three months ended March 31, 2012 and 2011, as the initial accounting for these acquisitions was incomplete at the time the interim financial statements were issued. The initial accounting was incomplete due to the late closing date of the acquisitions.

Financings Completed

On April 12, 2012, we entered into two variable-rate revolving credit facilities totaling $7.1 million. Tramway Crossing and Westin Centre serve as collateral for these facilities, which expire on May 1, 2016. The interest rates for both of these facilities is one-month LIBOR plus 2.40% to 2.60% depending upon the amounts outstanding and the debt yields. A wholly owned subsidiary of the Joint Venture has guaranteed 25% of the Joint Venture’s obligations under both facilities. The outstanding balance of these facilities as of May 11, 2012 is $7.1 million.

Sale of Shares of Common Stock

From April 1, 2012 through April 30, 2012, we raised approximately $6.0 million through the issuance of 612,514 shares of common stock under our ongoing public offering. As of May 1, 2012, approximately 145.6 million shares remained available for sale to the public under our public offering, exclusive of shares available under the DRP.

Distributions

On April 2, 2012, we paid a distribution equal to a daily amount of $0.00178082 per share of common stock outstanding for stockholders of record for the period from March 1, 2012 through March 31, 2012. The total gross amount of the distribution was approximately $194,000, with $59,000 being reinvested in the DRP, for a net cash distribution of $135,000. The April distribution was funded from a combination of cash generated from operating activities and borrowings.

On May 1, 2012, we paid a distribution equal to a daily amount of $0.00178082 per share of common stock outstanding for stockholders of record for the period from April 1, 2012 through April 30, 2012. The total gross amount of the distribution was approximately $223,000, with $72,000 being reinvested in the DRP, for a net cash distribution of $151,000. The May distribution was funded a combination of cash generated from operating activities and borrowings.

On March 21, 2012, our board of directors declared distributions to the stockholders of record at the close of business each day in the period commencing May 1, 2012 through and including June 30, 2012. On April 19, 2012, our board of directors declared distributions to the stockholders of record at the close of business each day in the period commencing July 1, 2012 through and including August 31, 2012. The declared distributions will equal an amount of $0.00178082 per share of common stock, par value $0.01 per share. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes. Distributions for the month of May will be paid on such day of June 2012 as our President may determine; distributions for the month of June will be paid on such day of July as our President may determine; distributions for the month of July will be paid on such day of August 2012 as our President may determine; and distributions for the month of August will be paid on such day of September 2012 as our President may determine.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

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

We are offering to the public pursuant to a registration statement $1.785 billion in shares of common stock in our initial public offering. Our offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP.

As of March 31, 2012, we had issued 3,825,401 shares of common stock, including 29,751 shares issued through the DRP, generating gross cash proceeds of $36.9 million.

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

The Joint Venture intends to invest in grocery-anchored neighborhood and community shopping centers with acquisition costs of no more than $20 million per property. We have committed to contribute approximately $58.7 million to the Joint Venture and the Non-Controlling Interests have committed to contribute $50 million in cash. Through March 31, 2012, the Joint Venture holds nine properties. As of March 31, 2012, we have contributed approximately $26.2 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture and the Non-Controlling Interests have contributed approximately $22.3 million in cash to the Joint Venture. Until March 20, 2013 (or the investment of all of the capital that is to be contributed to the Joint Venture), neither we nor the Sub-advisor or its affiliates may acquire properties meeting the Joint Venture’s investment strategy, except through the Joint Venture.

We, through the Joint Venture, owned fee-simple interests in nine real estate properties acquired from third parties unaffiliated with us or the Advisor as of March 31, 2012:

Property Name	Location	Anchor	Date Acquired	Contract Purchase Price (1)	Rentable Square Footage	Annualized Effective Rent (2)	Annualized Effective Rent per Leased Square Foot	Average Remaining Lease Term in Years	% Leased
Lakeside Plaza	Salem, VA	Kroger	12/10/10	$8.75 million	82,033	$822,468	$10.14	5.2 years	98.9%
Snow View Plaza	Parma, OH	Giant Eagle	12/15/10	$12.30 million	100,460	$1,114,368	$11.80	7.1 years	94.0%
St. Charles Plaza	Haines City, FL	Publix	6/10/11	$10.10 million	65,000	$906,013	$14.47	12.0 years	96.3%
Southampton Village	Tyrone, GA	Publix	10/14/11	$8.35 million	77,956	$814,110	$12.08	9.7 years	86.5%
Centerpoint	Easley, SC	Publix	10/14/11	$6.85 million	72,287	$654,807	$10.94	10.1 years	82.8%
Burwood Village Center	Glen Burnie, MD	Food Lion	11/9/11	$16.60 million	105,834	$1,426,914	$13.48	7.1 years	100.0%
Cureton Town Center	Waxhaw, NC	Harris Teeter	12/29/11	$13.95 million	84,357	$1,184,964	$15.14	12.1 years	92.8%
Tramway Crossing	Sanford, NC	Food Lion	2/23/12	$5.50 million	62,382	$545,157	$9.15	4.0 years	95.5%
Westin Centre	Fayetteville, NC	Food Lion	2/23/12	$6.05 million	66,890	$635,199	$9.50	3.2 years	100.0%

(1)	The contract purchase price excludes closing costs and acquisition costs.
(2)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2012 multiplied by 12 months, less any tenant concessions.

Our operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The following table lists, on an aggregate basis, all of the scheduled lease expirations after March 31, 2012 over each of the years ending December 31, 2012 and thereafter for our nine shopping centers. The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations:

Year	Number of Expiring Leases	Annualized Effective Rent(1)	% of Total Portfolio Annualized Effective Rent	Leased Rentable Square Feet Expiring	% of Rentable Square Feet Expiring
2012	9	$180,353	2.2%	12,630	1.9%
2013	18	$695,360	8.6%	38,276	5.7%
2014	25	$1,019,666	12.6%	78,174	11.6%
2015	19	$919,909	11.4%	63,269	9.4%
2016	15	$688,835	8.5%	66,833	9.9%
2017	9	$421,430	5.2%	27,280	4.0%
2018	1	$32,844	0.4%	2,346	0.3%
2019	4	$449,269	5.5%	56,533	8.4%
2020	3	$829,329	10.2%	67,371	10.0%
2021	3	$146,100	1.8%	10,160	1.5%
Thereafter	9	$2,720,905	33.6%	253,152	37.3%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2012 multiplied by 12 months, less any tenant concessions.

The following table sets forth information regarding the two tenants comprising ten percent or more of the aggregate annualized effective rent or occupying ten percent or more of the aggregate rentable square footage at our nine shopping centers as of March 31, 2012:

Tenant Name/Property	Tenant Industry	Annualized Effective Rent(1)	% of Total Portfolio Annualized Effective Rent	Rentable Square Footage	% of Total Portfolio Square Footage	Lease Expiration
Publix Super Markets / St. Charles Plaza, Southampton Village and Centerpoint	Retail – Grocery Store	$1,484,391	18.3%	142,791 sq. ft.	19.9%		(2)
Food Lion/ Burwood Village Center, Tramway Crossing and Westin Centre	Retail – Grocery Store	$861,965	10.6%	95,665 sq. ft.	13.3%		(3)

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2012 multiplied by 12 months, less any tenant concessions.
(2)

Publix’s leases at St. Charles Plaza, Southampton Village, and Centerpoint expire in October 2027, December 2023, and January 2023, respectively. Publix has six options to extend the term of its lease at St. Charles Plaza by five years each. Publix has seven options to extend the term of its lease at Southampton Village by five years each. Publix has six options to extend the term of its lease at Centerpoint by five years each.

(3)

Food Lion’s leases at Burwood Village Center, Tramway Crossing and Westin Crossing expire in October 2022, December 2016 and December 2015, respectively. Food Lion has four options to extend the terms of its leases at all three locations by five years each.

No material tenant credit issues have been identified at this time. As of March 31, 2012, we had no material current tenant rent balances outstanding over 90 days.

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

The following table presents the composition of our portfolio by tenant type:

Tenant Type	Leased Square Footage	% of Leased Square Footage	Annualized Effective Rent (1)	% of Annualized Effective Rent
Grocery anchor	397,720	59%	$3,866,543	48%
National/national franchise	153,493	23%	2,062,937	25%
Regional & local	124,811	18%	2,174,520	27%

	676,024	100%	$8,104,000	100%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2012 multiplied by 12 months, less any tenant concessions.

The following table presents the composition of our portfolio by the industries of our tenants:

Tenant Industry	Leased Square Footage	% of Leased Square Footage	Annualized Effective Rent (1)	% of Annualized Effective Rent
Grocery	397,720	59%	$3,866,543	48%
Services	95,214	14%	1,782,178	22%
Restaurant	80,845	12%	1,380,043	17%
Retail stores	102,245	15%	1,075,236	13%

	676,024	100%	$8,104,000	100%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2012 multiplied by 12 months, less any tenant concessions.

The following table presents our largest tenants by the amount of square footage leased by each tenant:

Tenant	Credit Rating	Tenant Industry	Leased Square Footage	% of Leased Square Footage	Annualized Effective Rent (1)	% of Annualized Effective Rent
Publix	NR	Retail – Grocery Store	142,791	21.1%	$1,484,391	18.3%
Food Lion	NR	Retail – Grocery Store	95,665	14.2%	861,965	10.6%
Giant Eagle	BBB-(2)	Retail – Grocery Store	58,171	8.6%	713,529	8.8%
Kroger	BBB(3)	Retail – Grocery Store	52,337	7.7%	416,658	5.1%
Harris Teeter	BBB	Retail – Grocery Store	48,756	7.2%	400,000	4.9%
CVS	BBB-	Retail – Pharmacy	37,850	5.6%	350,915	4.3%
Family Dollar	BB+	Retail – Discount	14,400	2.1%	96,768	1.2%
Dollar General	BBB+	Retail – Discount	12,000	1.8%	126,000	1.6%
All other Tenants		Retail/ Restaurant/ Services	214,054	31.7%	3,653,774	45.2%

			676,024	100.0%	$8,104,000	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2012 multiplied by 12 months, less any tenant concessions.
(2)	Leases are guaranteed by Delhaize Group S.A., which has an S&P credit rating of BBB-.
(3)	Lease is guaranteed by Koninklijke Ahold N.V., which has an S&P credit rating of BBB.

Results of Operations

Overview

As we owned only two properties during the three-month period ended March 31, 2011, virtually all differences when comparing that period to the three months ended March 31, 2012, are the result of the seven properties acquired since March 31, 2011.

Summary of operating activities for the three months ended March 31, 2012 and 2011

Total revenues for the three months ended March 31, 2012, were $2,215,000, with rental income of $1,755,000. Other revenues, largely comprised of tenant reimbursements, were $460,000. Total revenues for the three months ended March 31, 2011, were $603,000, with rental income of $460,000. Other revenues were $143,000.

Property operating costs were $379,000 for the three months ended March 31, 2012. The significant items comprising this expense were common area maintenance of $225,000 and property management fees paid to an affiliate of the Sub-advisor of $113,000. Property operating costs were $95,000 for the three months ended March 31, 2011. The significant items comprising this expense were snow removal of $37,000 and property management fees paid to an affiliate of the Sub-advisor of $30,000.

Real estate taxes were $242,000 and $108,000, respectively, for the three months ended March 31, 2012 and 2011.

General and administrative expenses were $324,000 and $208,000, respectively, for the three months ended March 31, 2012 and 2011. These amounts were comprised largely of audit and tax fees, asset management fees (2012 only), legal fees, board-related expenses and insurance expense. In addition to these expenses, our sponsors provided $60,000 for certain of our general and administrative expenses as a capital contribution during the three months ended March 31, 2011. Our sponsors have not received, and will not receive, any reimbursement for this contribution. Our sponsors do not intend to contribute monies to fund future expenses. There was no such capital contribution for the three months ended March 31, 2012. As of March 31, 2012, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Under the terms of our amended advisory agreement, a waiver of all or a portion of the asset management fee will occur for any applicable period to the extent that as of the date of the payment, our modified funds from operations, (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof without any corresponding issuance of equity to the Sub-advisor or affiliate), during the quarter were not at least equal to our declared distributions during the quarter, provided that the distribution rate during such quarter was no more than $0.65 per share on an annualized basis.

Asset management fees were $217,000 for three months ended March 31, 2012, but $118,000 of these fees were waived by the Advisor and Sub-advisor pursuant to the amended advisory agreement detailed in the previous paragraph. For the three months ended March 31, 2012, the net asset management fees of $99,000 were paid by the Non-Controlling Interests. Asset management fees were $53,000 for the three months ended March 31, 2011, but were waived by the Advisor and Sub-advisor. Acquisition-related expenses were $278,000 for the three months ended March 31, 2012. Included in these acquisition-related expenses were $64,000 of acquisition fees paid to the Advisor and Sub-advisor and $41,000 of expense incurred for acquisitions that did not close during the quarter. Acquisition-related expenses were $47,000 for the three months ended March 31, 2011. Included in these acquisition-related expenses were expenses related to the December 2010 acquisitions of Lakeside Plaza and Snow View Plaza and approximately $16,000 of expense was incurred for acquisitions that did not close during the quarter.

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011, respectively, was $1,044,000 and $244,000.

Interest expense was $391,000 and $149,000, respectively, for the three months ended March 31, 2012 and 2011. Included in the interest expense for the three months ended March 31, 2011, was $3,000 related to a loan provided to us by the Sub-advisor.

Our net loss attributable to our shareholders was $258,000 and $248,000, respectively, for the three months ended March 31, 2012 and 2011.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our ongoing offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2012, we had raised approximately $36.9 million in gross proceeds from our offering, including $0.3 million through the DRP.

As of March 31, 2012, we had cash and cash equivalents of approximately $6.3 million. During the three months ended March 31, 2012, we had a net cash usage of approximately $0.6 million.

This cash usage was the result of;

•

$0.7 million used in operating activities, largely due to the reimbursement of general and administrative expenses to the Sub-advisor (As of March 31, 2012, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.)

•	$11.4 million used in investing activities, which was mostly the result of the acquisitions of Tramway Crossing and Westin Centre, and

•

$11.5 million provided by financing activities with approximately $10.4 million from the net proceeds of the issuance of common stock and $7.8 million provided by the Non-Controlling Interests. Partially offsetting these amounts was $6.3 million of net payments on the mortgage loans payable and distributions paid of $0.3 million, net of DRP proceeds.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations, proceeds from our offering, and proceeds from secured and unsecured debt financings, along with any deferral or waiver of fees by the Advisor or Sub-advisor. Operating cash flows are expected to increase as additional properties are added to our portfolio. The organization and offering costs associated with our offering are initially paid by our sponsors, which will be reimbursed for such costs up to 1.5% of the gross capital raised in our offering. As of March 31, 2012, we owe the Advisor, Sub-advisor and their affiliates $7.2 million of organization and offering costs incurred on our behalf. Our sponsors provided $60,000 during the three months ended March 31, 2011 and $228,000 since inception for certain of our general and administrative expenses as capital contributions. Our sponsors have not received, and will not receive, any reimbursement or additional equity for these contributions. The sponsors provided no such capital contributions for the three months ended March 31, 2012. Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering. In addition, approximately $3.1 million of offering costs incurred by the Sub-advisor on our behalf has not been charged to us or been recorded in our consolidated financial statements. Whether these costs will be billed to us in the future will depend on the success of our public offering. Our sponsors do not intend to continue to contribute monies to fund future expenses. We have $40.5 million of debt obligations, representing variable-rate credit facilities secured by our real estate assets. Of the amount outstanding at March 31, 2012, $2.1 million is for the Lakeside Plaza and Snow View Plaza facilities, with a combined maximum capacity of $14.7 million, which both mature in December 2012. We can extend these facilities until December 2013 by paying a fee equal to 0.25% of the outstanding balance at the time of the maturity dates in December 2012.

Cash used in operating activities was $0.7 million for the three months ended March 31, 2012. Included in this total was approximately $0.3 million of real estate acquisition-related expenses incurred during the period and expensed in accordance with ASC 805, Business Combinations. As of March 31, 2012, we owed the Advisor, Sub-advisor and their respective affiliates approximately $7.4 million for organization and offering expenses, general and administrative expenses and other operational expenses. Until we have sufficient cash flow to cover our expenses, we will continue to rely upon the Advisor, Sub-advisor and their respective affiliates for financial support.

For the three months ended March 31, 2012, gross distributions of approximately $455,000 were paid, including $124,000 of distributions reinvested through the DRP, for net cash distributions of $331,000. These distributions were funded by borrowings. On April 2, 2012, gross distributions of approximately $194,000 were paid, including $59,000 of distributions reinvested through the DRP, for net cash distributions of $135,000. These distributions were funded by a combination of cash generated from operating activities and borrowings.

On February 20, 2012, our board of directors declared distributions to the stockholders of record at the close of business each day in the period commencing April 1, 2012 through and including April 30, 2012. On March 21, 2012, our board of directors declared distributions to the stockholders of record at the close of business each day in the period commencing May 1, 2012 through and including June 30, 2012. On April 19, 2012, our board of directors declared distributions to be paid to the stockholders of record at the close of business each day in the period commencing July 1, 2012 through and including August 31, 2012. The declared distributions equal an amount of $0.00178082 per share of common stock, par value $0.01 per share. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes. Distributions for the month of April were paid on May 1, 2012. Our policy is not to fund distributions with proceeds from our initial public offering.

Our leverage ratio was 38.5% (calculated as secured mortgage notes payable, less cash and cash equivalents, as a percentage of total real estate investments, at cost) as of March 31, 2012.

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

Contractual Commitments and Contingencies

Our contractual obligations as of March 31, 2012, were as follows:

	Payments due by period
	($000s)
	Total	2012	2013	2014	2015	2016
Principal payments—variable rate credit facility secured by Lakeside Plaza due December 2012	$—	$—	$—	$—	$—	$—
Lakeside Plaza interest payments (1)	—	—	—	—	—	—
Principal payments—variable rate credit facility secured by Snow View Plaza due December 2012	2,140	2,140	—	—	—	—
Snow View Plaza interest payments (1)	46	46	—	—	—	—
Principal payments—variable rate credit facility secured by St. Charles Plaza due June 2013	6,750	—	6,750	—	—	—
St. Charles Plaza interest payments (1)	239	158	81	—	—	—
Principal payments—variable rate credit facility secured by Centerpoint due November 2013	4,854	—	4,854	—	—	—
Centerpoint interest payments (2)	211	100	111	—	—	—
Principal payments—variable rate credit facility secured by Southampton Village due November 2013	5,920	—	5,920	—	—	—
Southampton Village interest payments (2)	257	122	135	—	—	—
Principal payments—variable rate credit facility secured by Burwood Village Center due November 2013	11,924	—	11,924	—	—	—
Burwood Village Center interest payments (2)	518	246	272	—	—	—
Principal payments—variable rate credit facility secured by Cureton Town Center due January 2016	8,875	—	70	168	168	8,469
Cureton Town Center interest payments (2)	900	183	243	239	234	1

Total	$42,634	$2,995	$30,360	$407	$402	$8,470

(1)	Interest rate at December 31, 2011 was 3.10%
(2)	Interest rate at December 31, 2011 was 2.74%

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

•

Adjustments for amortization of above- or below-market intangible lease assets. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes ratably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the performance of the real estate.

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

FUNDS FROM OPERATIONS AND MODIFIED FUNDS FROM OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011

Calculation of Funds from Operations
Net loss	$(258)	$(248)
Add:
Depreciation and amortization of real estate assets	1,044	244
Less:
Noncontrolling interest	(480)	—

Funds from operations	$306	$(4)

Calculation of Modified Funds from Operations
Funds from operations	$306	$(4)
Add:
Acquisition expenses	278	47
Net amortization of above- and below-market leases	154	51
Less:
Noncontrolling interest	(168)	—
Straight-line rental income	(56)	(10)

Modified funds from operations	$514	$84

Distributions

During the three months ended March 31, 2012, gross distributions paid were $455,000, with $124,000 being reinvested through the DRP for net cash distributions of $331,000. During the three months ended March 31, 2011, gross distributions paid were $121,000, with $17,000 being reinvested through the DRP for net cash distributions of $104,000. There were gross distributions of $194,000 accrued and payable as of March 31, 2012. Distributions accrue at a daily rate of $0.00178082. Distributions paid during the three months ended March 31, 2012 were funded by borrowings.

We expect to pay distributions monthly and continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code of 1986, as amended.

We may receive income from interest or rents at various times during our fiscal year and because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period, and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to borrowings to fund our distributions. We may also fund such distributions from advances from our sponsors or from any deferral or waiver of fees by the Advisor or Sub-advisor.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended March 31, 2012. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

Impact of Recently Issued Accounting Pronouncements— Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The adoption of this pronouncement did not have a material impact on us.

Effective January 1, 2011, public companies that enter into a business combination are required to disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the supplemental pro forma disclosures are expanded. We are in compliance with the disclosure requirements of this guidance.

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2012, we had approximately $40.5 million of variable rate debt outstanding. In the future, we may hedge our exposure to interest rate fluctuations through the utilization of derivative financial instruments, such as interest rate swaps, in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As of March 31, 2012, we have not fixed the interest rates for our debt through derivative financial instruments and as a result, we are subject to the potential impact of rising interest rates which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the fair market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage-point change in interest rates on the outstanding balance of variable-rate debt at March 31, 2012 would result in approximately $0.4 million of additional interest expense. We had no other outstanding debt as of March 31, 2012, nor did we have any outstanding interest rate contracts.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2012, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Although our sponsors and their affiliates have previously paid, forgiven or deferred certain fees and expenses related to us, there is no obligation by our sponsors or their affiliates to do so in the future.

The Advisor and the Sub-advisor have informed us that they will waive or reimburse payment of the asset management fees to the extent that, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Asset management fees were $217,000 for the three months ended March 31, 2012, but $118,000 of these fees has been waived by the Advisor and Sub-advisor pursuant to the advisory agreement. In addition, our sponsors provided $228,000 towards certain of our general and administrative expenses as capital contributions since inception. Our sponsors have not received, and will not receive, additional equity securities or any reimbursement for this contribution. Our sponsors do not intend to continue to contribute monies to fund future distributions. Also, approximately $3.1 million of organization and offering costs have been incurred on our behalf by the Sub-advisor that have not been charged to us. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through the continuous offering. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of the offering and the discretion of the Sub-advisor.

Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

As of March 31, 2012, we have $40.5 million of variable rate debt obligations. Because we have such variable-rate debt obligations, increases in interest rates would increase our interest costs and would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2012.

b)	On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $285.0 million, or $9.50 per share. The primary offering will terminate on August 12, 2013. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of March 31, 2012, we have issued 3,825,401 shares of our common stock, inclusive of 29,751 shares issued pursuant to the DRP, while raising $36.9 million in gross offering proceeds.

As of March 31, 2012, we have incurred the following cumulative offering costs in connection with the issuance and distribution of the registered securities:

($000s)	Offering Costs
Offering costs to related parties	$7,757
Offering costs to non-related parties	1,864

Total	$9,621

From the commencement of our ongoing initial public offering through March 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $27.3 million, including net offering proceeds from our dividend reinvestment plan of $283,000.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest primarily in grocery-anchored neighborhood and community shopping centers throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program; capital expenditures; tenant improvement costs; and other funding obligations. As of March 31, 2012, we have used the net proceeds from our ongoing primary public offering and debt financing to purchase $88.5 million in real estate, and to pay $2.6 million of acquisition fees and expenses.

c)	We did not repurchase any of our securities during the three-month period ended March 31, 2012, and no shares eligible for redemption were the subject of any redemption requests during this period.

Item 3.	Defaults upon Senior Securities

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

(a)	During the first quarter of 2012, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix C to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

4.4	Amended Share Repurchase Program (incorporated by reference to Exhibit 9.1 to the Company’s Current Report on Form 8-K filed October 5, 2011 and effective November 4, 2011)

4.5	Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated July 28, 2010 (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.6	First Amendment to Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated September 17, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed September 24, 2010)

10.1	Shopping Center Purchase Agreement by and between Tramway Crossing, LLC and Phillips Edison Group LLC dated January 27, 2012 (incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 10.44 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

10.2	Shopping Center Purchase Agreement by and between Westin Centre, LLC and Phillips Edison Group LLC dated January 27, 2012 (incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 10.44 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

10.3	Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Tramway Station LLC dated February 21, 2012 (incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 10.46 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

10.4	Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Westin Station LLC dated February 21, 2012 (incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 10.47 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Repurchase Program (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity; and (iv) Condensed Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: May 11, 2012	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Date: May 11, 2012	By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer