Form 10-Q
period 2012-06-30
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2012-08-10
CIK 1476204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 2, 2012, there were 6.4 million outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

FORM 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The information furnished in the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated condensed financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated notes to Phillips Edison – ARC Shopping Center REIT Inc.’s condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Phillips Edison – ARC Shopping Center REIT Inc.’s results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Investment in real estate:
Land	$40,871	$21,338
Building and improvements	88,294	49,415

Total investment in real estate assets	129,165	70,753
Accumulated depreciation and amortization	(3,234)	(1,261)

Total investment in real estate assets, net	125,931	69,492
Acquired intangible lease assets, net of accumulated amortization of $1,856 and $807, respectively	10,154	6,799
Cash and cash equivalents	11,753	6,969
Restricted cash	28	214
Accounts receivable, net of bad debt reserve of $43 and $35, respectively	1,143	786
Deferred financing expense, less accumulated amortization of $406 and $203, respectively	891	599
Prepaid expenses and other	2,098	333

Total assets	$151,998	$85,192

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable	$69,708	$46,788
Acquired below market lease intangibles, less accumulated amortization of $353 and $161, respectively	2,240	1,203
Accounts payable	22	47
Accounts payable – affiliates	6,734	8,395
Accrued and other liabilities	2,536	1,574

Total liabilities	81,240	58,007
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at June 30, 2012 and December 31, 2011	$—	$—
Common stock, $0.01 par value per share, 180,000,000 shares authorized, 5,556,483 and 2,658,159 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	56	27
Additional paid-in capital	44,057	17,980
Accumulated deficit	(6,462)	(4,126)

Total stockholders’ equity	37,651	13,881
Noncontrolling interests	33,107	13,304

Total equity	70,758	27,185

Total liabilities and equity	$151,998	$85,192

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$2,456	$481	$4,211	$941
Tenant recovery income	630	139	1,073	282
Other property income	19	—	36	—

Total revenues	3,105	620	5,320	1,223

Expenses:
Property operating	537	108	916	204
Real estate taxes	379	100	621	207
General and administrative	345	168	669	376
Acquisition-related expenses	1,041	448	1,319	494
Depreciation and amortization	1,528	263	2,572	508

Total expenses	3,830	1,087	6,097	1,789

Operating loss	(725)	(467)	(777)	(566)
Other expense:
Interest expense	(478)	(138)	(869)	(287)

Net loss	(1,203)	(605)	(1,646)	(853)
Net loss attributable to noncontrolling interests	398	—	583	—

Net loss attributable to Company stockholders	$(805)	$(605)	$(1,063)	$(853)

Per share information - basic and diluted:
Loss per share - basic and diluted	$(0.17)	$(0.49)	$(0.27)	$(0.80)

Weighted average common shares outstanding - basic and diluted	4,731,230	1,239,834	3,927,656	1,070,412

Comprehensive income	$(1,203)	$(605)	$(1,646)	$(853)
Comprehensive income attributable to noncontrolling interests	398	—	583	—

Comprehensive income attributable to Company stockholders	$(805)	$(605)	$(1,063)	$(853)

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(In thousands, except share and per share amounts)

					Total
	Common Stock		Additional	Accumulated	Stockholders’	Noncontrolling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest	Total
Balance at January 1, 2011	730,570	$7	$1,934	$(784)	$1,157	$—	$1,157
Issuance of common stock	618,889	7	5,706	—	5,713	—	5,713
Contributions from Sponsors	—	—	88	—	88	—	88
Dividend reinvestment program (DRP)	4,539	—	43	—	43	—	43
Common distributions declared, $0.33 per share	—	—	—	(345)	(345)	—	(345)
Offering costs	—	—	(1,276)	—	(1,276)	—	(1,276)
Net loss	—	—	—	(853)	(853)	—	(853)

Balance at June 30, 2011	1,353,998	$14	$6,495	$(1,982)	$4,527	$—	$4,527

Balance at January 1, 2012	2,658,159	$27	$17,980	$(4,126)	$13,881	$13,304	$27,185
Issuance of common stock	2,864,829	29	28,400	—	28,429	—	28,429
Share repurchases	(2,500)	—	(25)	—	(25)	—	(25)
Dividend reinvestment program (DRP)	35,995	—	342	—	342	—	342
Contributions from noncontrolling interests	—	—	—	—	—	21,204	21,204
Common distributions declared, $0.33 per share	—	—	—	(1,273)	(1,273)	—	(1,273)
Distributions to noncontrolling interests	—	—	—	—	—	(818)	(818)
Offering costs	—	—	(2,640)	—	(2,640)	—	(2,640)
Net loss	—	—	—	(1,063)	(1,063)	(583)	(1,646)

Balance at June 30, 2012	5,556,483	$56	$44,057	$(6,462)	$37,651	$33,107	$70,758

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,646)	$(853)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,551	508
Net amortization of above- and below- market leases	275	117
Amortization of deferred financing costs	203	61
Straight-line rental income	(122)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(235)	(151)
Prepaid expenses and other	(173)	70
Accounts payable	(25)	(23)
Accounts payable – affiliates	(937)	(183)
Accrued and other liabilities	914	321

Net cash provided by (used in) operating activities	805	(153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(57,811)	(10,105)
Capital expenditures	(191)	—
Change in restricted cash	186	(15)

Net cash used in investing activities	(57,816)	(10,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	28,429	5,713
Redemptions of common stock	(25)	—
Payment of offering costs	(3,364)	(139)
Payments on mortgage loans payable	(49,094)	(5,255)
Proceeds from mortgage loans payable	66,841	10,500
Payments for notes payable – affiliates	—	(600)
Distributions paid, net of DRP	(791)	(268)
Contributions from noncontrolling interests	21,204	—
Distributions to noncontrolling interests	(910)	—
Payments of loan financing costs	(495)	(169)

Net cash provided by financing activities	61,795	9,782

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,784	(491)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,969	707

End of period	$11,753	$216

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH FINANCING ACTIVITIES:
Change in offering costs payable to sub-advisor	$(724)	$1,137
Distributions payable	140	34
Distributions payable – noncontrolling interests	(92)	—
Assumed debt	5,186	—
Cash paid for interest	604	191
Distributions reinvested	342	43
Contributions from sponsors	—	88

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

We are offering to the public pursuant to a registration statement $1.785 billion in shares of common stock on a “best efforts” basis in our initial public offering (“our offering”). Our offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP.

As of June 30, 2012, we had issued 5,556,483 shares of common stock, including 52,663 shares issued through the DRP, generating gross cash proceeds of $54.1 million.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was formed in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by AR Capital, LLC (formerly American Realty Capital II, LLC) (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “Non-Controlling Interest”). The joint venture is in the form of PECO-ARC Institutional Joint Venture I, L.P., a Delaware limited partnership (the “Joint Venture”). We, through an indirectly wholly owned subsidiary, hold an approximate 54% interest in the Joint Venture. We serve as the general partner and manage the operations of the Joint Venture. The Non-Controlling Interests hold the remaining approximate 46% interest.

The Joint Venture intends to invest in grocery-anchored neighborhood and community shopping centers with acquisition costs of no more than $20 million per property. We have committed to contribute approximately $58.7 million to the Joint Venture and the Non-Controlling Interests have committed to contribute $50 million in cash. As of June 30, 2012, we have contributed approximately $41.8 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture, and the Non-Controlling Interests have contributed approximately $35.6 million in cash to the Joint Venture. Until March 20, 2013 (or the investment of all of the capital that is to be contributed to the Joint Venture), neither we nor the Sub-advisor or its affiliates may acquire properties meeting the Joint Venture’s investment strategy, except through the Joint Venture.

We, through the Joint Venture, owned fee simple interests in 14 real estate properties acquired from third parties unaffiliated with us or the Advisor as of June 30, 2012.

Property Name	Location	Anchor	Date Acquired	Contract Purchase Price (1)	Rentable Square Footage	Average Remaining Lease Term in Years	% Leased
Lakeside Plaza	Salem, VA	Kroger	12/10/2010	$8.8 million	82,798	4.6 years	96.5%
Snow View Plaza	Parma, OH	Giant Eagle	12/15/2010	$12.3 million	100,460	6.8 years	94.0%
St. Charles Plaza	Haines City, FL	Publix	6/10/2011	$10.1 million	65,000	9.4 years	96.3%
Centerpoint	Easley, SC	Publix	10/14/2011	$6.9 million	72,287	10.2 years	82.8%
Southampton Village	Tyrone, GA	Publix	10/14/2011	$8.4 million	77,956	8.3 years	86.5%
Burwood Village Center	Glen Burnie, MD	Food Lion	11/9/2011	$16.6 million	105,834	5.9 years	100.0%
Cureton Town Center	Waxhaw, NC	Harris Teeter	12/29/2011	$14.0 million	84,357	9.9 years	95.6%
Tramway Crossing	Sanford, NC	Food Lion	2/23/2012	$5.5 million	62,382	3.6 years	97.8%
Westin Centre	Fayetteville, NC	Food Lion	2/23/2012	$6.1 million	66,890	3.0 years	100.0%
Village at Glynn Place	Brunswick, GA	Publix	4/27/2012	$11.4 million	111,924	7.7 years	96.7%
Meadowthorpe	Lexington, KY	Kroger	5/9/2012	$8.6 million	87,384	2.9 years	95.6%
New Windsor	Windsor, CO	King Soopers (Kroger)	5/9/2012	$5.6 million	95,877	7.2 years	87.4%
Vine Street Square	Kissimmee, FL	Walmart(2)	6/4/2012	$13.7 million	120,699	6.0 years	100.0%
Northtowne Square	Gibsonia, PA	Giant Eagle	6/19/2012	$10.6 million	113,372	8.1 years	100.0%

(1)	The contract purchase price excludes closing costs and acquisition costs.
(2)	The anchor tenant of Vine Street Square is a Walmart Neighborhood Market.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and required the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies for the six months ended June 30, 2012. For a summary of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

Investment Property and Lease Intangibles—Real estate assets we have acquired are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 5-7 years for furniture, fixtures and equipment, 15 years for land improvements and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful life of the assets are capitalized, and maintenance and repair costs are expensed as incurred.

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers are used to allocate the purchase price of each identifiable asset acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities, such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Acquisition-related costs are expensed as incurred. Values of buildings and improvements are determined on an as-if-vacant basis.

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

Acquired above- and below-market lease values are recorded based on the present value (using interest rates that reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense, and the unamortized portion of above- and below-market lease value is charged to rental revenue.

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

If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives, which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. We consider a number of different factors in evaluating whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

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

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period in which the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements.

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

Noncontrolling Interests—Noncontrolling interests in the condensed consolidated balance sheets represent the economic equity interests of the Joint Venture that are not owned by us. Noncontrolling interests in the condensed consolidated statements of equity represent contributions, distributions and allocated earnings to the group of international investors advised by CBRE Investors Global Multi Manager. Noncontrolling interests in earnings of the Joint Venture in the condensed consolidated statements of operations represents earnings (loss) allocated to noncontrolling interests based on the economic ownership percentage of the consolidated Joint Venture held by these investors.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share considers the effect of any potentially dilutive share equivalents, of which we had none for the three and six months ended June 30, 2012 and 2011.

Impact of Recently Issued Accounting Pronouncements— In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our condensed consolidated interim financial statements.

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

3. EQUITY

General—We have the authority to issue a total of 180,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2012, we had issued 5,556,483 shares of common stock generating gross cash proceeds of $54.1 million, and we had issued no shares of preferred stock. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted the DRP that allows stockholders to have distributions invested in additional shares of our common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. Distributions reinvested through the DRP for the three months ended June 30, 2012 and 2011, were $218,000 and $26,000, respectively. Distributions reinvested through the DRP for the six months ended June 30, 2012 and 2011, were $342,000 and $43,000, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. During the three and six months ended June 30, 2012, there were 2,500 shares repurchased for $24,625 under the share repurchase program (for an average repurchase price of $9.85 per share). There were no shares submitted for repurchase during the three or six months ended June 30, 2011.

2010 Long-Term Incentive Plan—We have adopted a 2010 Long-Term Incentive Plan which may be used to attract and retain officers, advisors, and consultants. We have not issued any shares under this plan as of June 30, 2012.

2010 Independent Director Stock Plan—We have also adopted an Amended and Restated 2010 Independent Director Stock Plan, which may be used to offer independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. We have not issued any shares under this plan as of June 30, 2012.

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

The following describes the methods we use to estimate the fair value of our financial assets and liabilities:

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, income and expense growth rates and current market rents and allowances, from a third party appraisal or as determined by management.

Mortgage loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, ranging from 2.5% to 3.0% for variable rate debt and 3.5% to 4.5% for fixed rate debt, as of June 30, 2012, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The carrying amount of our borrowings approximates their fair value as of June 30, 2012 and December 31, 2011.

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial assets and liabilities.

5. REAL ESTATE ACQUISITIONS

For the six months ended June 30, 2012, the Joint Venture acquired a 100% interest in seven grocery-anchored retail centers, for a combined purchase price of approximately $61.4 million, including $5.0 million of assumed debt with a fair value of $5.2 million. We allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. We allocated approximately $19.3 million to land, approximately $38.9 million to building and improvements, approximately $4.0 million to acquired in-place leases, approximately $0.4 million to acquired above-market leases, and approximately $1.2 million to acquired below-market leases.

The following information summarizes selected financial information from our combined results of operations, as if all of our acquisitions had been acquired on January 1, 2011.

We estimated that revenues, on a pro forma basis, for the three months ended June 30, 2012 and 2011, would have been approximately $3.9 million and $3.9 million, respectively, and our net loss attributable to Company stockholders, on a pro forma basis excluding acquisition-related expenses of $0.3 million and $0.2 million, respectively, would have been approximately $0.4 million and $0.6 million, respectively. The pro forma net loss per share excluding acquisition-related expenses would have been $0.08 and $0.12, respectively, for the three months ended June 30, 2012 and 2011.

We estimated that revenues, on a pro forma basis, for the six months ended June 30, 2012 and 2011, would have been approximately $7.9 million and $7.8 million, respectively, and our net loss attributable to Company stockholders, on a pro forma basis excluding acquisition-related expenses of $0.3 million and $0.3 million, respectively, would have been approximately $0.5 million and $1.0 million, respectively. The pro forma net loss per share excluding acquisition-related expenses would have been $0.11 and $0.22, respectively, for the six months ended June 30, 2012 and 2011.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following:

	June 30, 2012	December 31, 2011

Acquired in-place leases, net of accumulated amortization of $901,000 and $318,000, respectively	$6,603,000	$3,169,000
Acquired above market leases, net of accumulated amortization of $956,000 and $489,000, respectively	3,551,000	3,630,000

Total	$10,154,000	$6,799,000

Amortization expense recorded on the intangible assets for the three months ended June 30, 2012 and 2011 was $599,000 and $152,000, respectively. Amortization expense recorded on the intangible assets for the six months ended June 30, 2012 and 2011 was $1,050,000 and $281,000, respectively.

Estimated amortization expense of the respective acquired intangible lease assets as of June 30, 2012 for each of the five succeeding calendar years is as follows:

Year	In-Place Leases	Above Market Leases

July 1 to December 31, 2012	$926,000	$490,000
2013	1,910,000	987,000
2014	1,773,000	959,000
2015	1,261,000	775,000
2016	627,000	251,000
2017 and thereafter	106,000	89,000

Total	$6,603,000	$3,551,000

The weighted-average amortization periods for acquired in-place lease and above-market lease intangibles are 4 years and 5 years, respectively.

7. MORTGAGE LOANS PAYABLE

As of June 30, 2012, we had approximately $69.7 million of outstanding mortgage notes payable outstanding, including a below-market assumed debt adjustment of $0.2 million. As of December 31, 2011, we had approximately $46.8 million of outstanding mortgage notes payable outstanding. Each of the mortgage notes payable is secured by the respective property on which the debt was placed. Certain of the mortgage notes allow us to generally make additional principal payments on the loan and draw those amounts back, not to exceed the initial loan amount, as needed. As of June 30, 2012 and December 31, 2011, the weighted-average interest rate for the loans was 3.07% and 2.91%, respectively.

We hold all of our debt obligations through the Joint Venture, in which we have a 54% interest. As of June 30, 2012 and December 31, 2011, our leverage ratio, or the ratio of total debt, less cash and cash equivalents, to total real estate investments, at cost, was approximately 41.7% and 51.7%, respectively.

In conjunction with our acquisition of Meadowthorpe, we assumed debt of $5.0 million with a fair value of $5.2 million. The assumed debt market adjustment will be amortized over the remaining life of the loans. The amortization recorded on the assumed below-market debt adjustment for the three months and six months ended June 30, 2012 was $13,000.

The following is a summary of our debt obligations as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Outstanding Principal Balance	Maximum Loan Capacity	Outstanding Principal Balance	Maximum Loan Capacity

Fixed rate mortgages payable	$4,998,000	$4,998,000	$—	$—
Variable rate mortgages payable	64,552,000	67,527,000	46,788,000	53,400,000
Assumed below-market debt adjustment	158,000	N/A	—	N/A

Total	$69,708,000	$72,525,000	$46,788,000	$53,400,000

Below is a listing of the mortgage loans payable with their respective principal payment obligations (in thousands) and weighted average interest rates:

	2012 (1)	2013	2014	2015	2016	Thereafter	Total

Maturing debt:(2)
Fixed rate mortgages payable	$107	223	$4,668	$—	$—	$—	$4,998
Variable rate mortgages payable	13,080	28,762	455	455	15,443	6,357	64,552

Total maturing debt	$13,187	$28,985	$5,123	$455	$15,443	$6,357	$69,550

Weighted average interest rate on debt:
Fixed rate mortgages payable	6.2%	6.2%	6.2%	0.0%	0.0%	0.0%	6.2%
Variable rate mortgages payable	3.1%	2.8%	2.7%	2.7%	2.8%	2.4%	2.8%

Total	3.1%	2.8%	5.9%	2.7%	2.8%	2.4%	3.1%

(1)	Includes only July 1, 2012 through December 31, 2012.
(2)	The debt maturity table does not include any below-market debt adjustment, of which $158,000, net of accumulated amortization, was outstanding as of June 30, 2012.

As of June 30, 2012, we were in compliance with all debt covenants.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following:

	June 30, 2012	December 31, 2011

Acquired below-market leases, net of accumulated amortization of $353,000 and $161,000, respectively	$2,240,000	$1,203,000

Amortization recorded on the intangible liabilities for the three months ended June 30, 2012 and 2011 was $119,000 and $30,000, respectively. Amortization recorded on the intangible liabilities for the six months ended June 30, 2012 and 2011 was $192,000 and $59,000, respectively.

Estimated amortization income of the intangible lease liabilities as of June 30, 2012 for each of the five succeeding calendar years is as follows:

Year	Below Market Leases

July 1 to December 31, 2012	$283,000
2013	586,000
2014	524,000
2015	397,000
2016	277,000
2017 and thereafter	173,000

Total	$2,240,000

The weighted-average amortization period for below market lease intangibles is 5 years.

9. COMMITMENTS AND CONTINGENCIES

Sponsor Organization and Offering Costs

In addition to the accounts payable to affiliates, there are approximately $4.1 million of offering costs incurred by the Sub-advisor on our behalf that have not been charged to us. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through the continuous offering. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of our offering and the discretion of the Sub-advisor.

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

10. RELATED PARTY TRANSACTIONS

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

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our offering. As of June 30, 2012, the Advisor, Sub-advisor and their affiliates have incurred approximately $7.2 million of organization and offering costs, and we have reimbursed $0.7 million of such costs, resulting in a net payable of $6.5 million. In addition, approximately $4.1 million of offering costs incurred by the Sub-advisor on our behalf has not been charged to us or been recorded in our condensed consolidated financial statements. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of our offering and the discretion of the Sub-advisor. As of December 31, 2011, the Advisor, Sub-advisor or their affiliates had incurred $7.1 million of organization and offering costs.

Acquisition Fee—We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including acquisition or origination expenses and any debt attributable to such investments for the same periods. We incurred acquisition fees payable to the Advisor, Sub-advisor and their affiliates of $272,000 and $104,000, respectively, for the three months ended June 30, 2012 and 2011 in connection with our property acquisitions. We incurred acquisition fees payable to the Advisor, Sub-advisor and their affiliates of $336,000 and $104,000, respectively, for the six months ended June 30, 2012 and 2011.

Asset Management Fee—We pay the Advisor an asset management fee for the asset management services it provides pursuant to the advisory agreement. The asset management fee, payable monthly in arrears (based on assets we held during the previous month) will be equal to 0.08333% of the sum of the cost of all real estate and real estate-related investments we own and of our investments in joint ventures, including certain expenses and any debt attributable to such investments. However, the Advisor reimburses all or a portion of the asset management fee for any applicable period to the extent that as of the date of the payment, our modified funds from operations (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof, without any corresponding issuance of equity to the Sub-advisor or its affiliate), during the quarter were not at least equal to our declared distributions during the quarter. We cannot avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis. Total asset management fees incurred for the three months ended June 30, 2012 and 2011 were $298,000 and $62,000, respectively, with $160,000 and $62,000 of these fees being waived or reimbursed by the Advisor and Sub-advisor. For the three months ended June 30, 2012, the net asset management fees of $138,000 were paid by the Non-Controlling Interests. Total asset management fees incurred for the six months ended June 30, 2012 and 2011 were $515,000 and $116,000, respectively, with $278,000 and $116,000 of these fees being waived or reimbursed by the Advisor and Sub-advisor. For the six months ended June 30, 2012, the net asset management fees of $237,000 were paid by the Non-Controlling Interests.

Financing Fee—We pay the Advisor or Sub-advisor a financing fee equal to 0.75% of all amounts made available under any loan or line of credit. We incurred financing fees payable to the Advisor, Sub-advisor and their affiliates of $78,000 and $51,000 for the three and six months ended June 30, 2012 and 2011, respectively.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, we will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if we sell an asset to an affiliate, our organizational documents will prohibit us from paying the Advisor a disposition fee. There were no disposition fees incurred during the three or six months ended June 30, 2012 and 2011.

General and Administrative Expenses—The sponsors provided $0 and $28,000, respectively during the three months ended June 30, 2012 and 2011, for certain of our general and administrative expenses as capital contributions. The sponsors provided $0 and $88,000, respectively, during the six months ended June 30, 2012 and 2011, for certain of our general and administrative expenses as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. The sponsors do not intend to make further capital contributions to continue to fund our general and administrative expenses. As of June 30, 2012, we owed the Advisor, Sub-advisor and their affiliates $1,000 for general and administrative expenses paid on our behalf. The amount payable to the Advisor, Sub-advisor and their affiliates as of December 31, 2011, for general and administrative expenses was $1,140,000. As of June 30, 2012, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Subordinated Share of Cash Flows—After investors who have not redeemed their shares have received a return of their net capital contributions and a 7.0% per year cumulative, non-compounded return, the Advisor is entitled to receive a total of 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. This fee is payable only if our shares are not listed on a securities exchange.

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

We pay to the Property Manager monthly property management fees equal to 4.5% of the gross cash receipts of the properties managed by the Property Manager. In the event that we contract directly with a non-affiliated third-party property manager with respect to a property, we will pay the Property Manager a monthly oversight fee equal to 1.0% of the gross revenues of the property managed. In addition to the property management fee or oversight fee, if the Property Manager provides leasing services with respect to a property, we will pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. We will reimburse the costs and expenses incurred by the Property Manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

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

Transactions involving the Property Manager consisted of the following:

	For the Three Months Ended		For the Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2012	2011	2012	2011	2012	2011

Property management fees	$125,000	$29,000	$238,000	$59,000	$52,000	$21,000
Leasing commissions	43,000	—	86,000	8,000	20,000	—
Construction management fees	2,000	—	10,000	—	2,000	2,000
Other fees and reimbursements	34,000	6,000	56,000	18,000	13,000	4,000

Total	$204,000	$35,000	$390,000	$85,000	$87,000	$27,000

Dealer Manager—Our dealer manager is Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority (FINRA) and was organized on August 29, 2007. The Dealer Manager is indirectly wholly owned by our AR Capital sponsor and provides certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager is generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

Dealer manager fees incurred during the three months ended June 30, 2012 were $397,000, of which $121,000 was reallowed to participating broker-dealers. Selling commissions incurred during the three months ended June 30, 2012 were $1,139,000, all of which was reallowed to participating broker-dealers. Dealer manager fees incurred during the three months ended June 30, 2011, were $34,000, none of which was reallowed to participating broker-dealers. Selling commissions incurred during the three months ended June 30, 2011 were $90,000, all of which was reallowed to participating broker-dealers.

Dealer manager fees incurred during the six months ended June 30, 2012 were $652,000, of which $210,000 was reallowed to participating broker-dealers. Selling commissions incurred during the six months ended June 30, 2012 were $1,989,000, all of which was reallowed to participating broker-dealers. Dealer manager fees incurred during the six months ended June 30, 2011, were $38,000, none of which was reallowed to participating broker-dealers. Selling commissions incurred during the six months ended June 30, 2011 were $101,000, all of which was reallowed to participating broker-dealers.

Share Purchases by Sub-advisor—The Sub-advisor has agreed to purchase on a monthly basis sufficient shares sold in our public offering such that the total shares owned by the Sub-advisor is equal to at least 0.10% of our outstanding shares (excluding shares issued after the commencement of, and outside of, the initial public offering) at the end of each immediately preceding month. The Sub-advisor will purchase shares at a purchase price of $9.00 per share, reflecting no dealer manager fee or selling commissions being paid on such shares. The Sub-advisor may not sell any of these shares while serving as the Sub-advisor.

As of June 30, 2012, the Sub-advisor owns 22,157 shares of our common stock, or approximately 0.40% of our outstanding common stock.

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

As of June 30, 2012 , we owe the Advisor, Sub-advisor and their respective affiliates approximately $6.7 million for offering and organization expenses and asset management, property management, and other fees payable.

Offering and organization expenses payable	$6.5 million

Asset management, property management, and other fees payable	0.2 million

Total due as of June 30, 2012	$6.7 million

In addition, approximately $4.1 million of offering costs incurred by the Sub-advisor on our behalf has not been charged to us or recorded in our consolidated financial statements. Whether these costs will be billed to us in the future will depend on the success of our offering. The sponsors provided $28,000 and $88,000 during the three and six months ended June 30, 2011 and $228,000 since inception for certain of our general and administrative expenses as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. There was no sponsor contribution for the three or six months ended June 30, 2012. Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

12. FUTURE MINIMUM RENTS

Our operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at June 30, 2012, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows:

Year	Amount

July 1 to December 31, 2012	$6,112,000
2013	11,587,000
2014	10,442,000
2015	9,138,000
2016	8,192,000
2017 and thereafter	43,442,000

Total	$88,913,000

The following table sets forth information regarding the tenant comprising ten percent or more of the aggregate annualized effective rent of our 14 shopping centers as of June 30, 2012:

Publix	15.7%

13. SUBSEQUENT EVENTS

Acquisition of Brentwood Commons

On July 5, 2012, the Joint Venture acquired a 100% interest in a Dominick’s-anchored shopping center, Brentwood Commons, located in Bensenville, Illinois, a northwestern suburb of Chicago, for a purchase price of approximately $14.9 million. This acquisition was financed with the proceeds from the availability on our existing variable-rate revolving credit facilities, proceeds from our initial public offering, and cash provided by the Non-Controlling Interests. The 125,550 square foot property is 99.1% occupied.

Acquisition of Sidney Towne Center

On August 2, 2012, the Joint Venture acquired a 100% interest in a Kroger-anchored shopping center, Sidney Towne Center, located in Sidney, Ohio, for a purchase price of approximately $4.3 million. This acquisition was financed with the proceeds from the availability on our existing variable-rate revolving credit facilities, proceeds from our initial public offering, and cash provided by the Non-Controlling Interests. The 118,360 square foot property is 91.6% occupied.

The supplemental pro forma revenue and earnings disclosures required by GAAP relating to the recent acquisitions of Brentwood Commons and Sidney Towne Center have not been presented for the six months ended June 30, 2012 and 2011, as the initial accounting for the acquisition was incomplete at the time the interim financial statements were issued. The initial accounting was incomplete due to the late closing date of the acquisition.

Financing Completed

On July 2, 2012, we entered into an unsecured revolving loan agreement (the “Unsecured Credit Facility”) with KeyBank National Association, an unaffiliated entity, as lender (“KeyBank”), to borrow up to $10.0 million. The Unsecured Credit Facility matures on July 2, 2013, and we may extend the maturity date to January 2, 2014 upon payment of an extension fee equal to 0.40% of KeyBank’s total commitment as of the extension date. The interest rate for the facility will be either (1) the sum of (a) the greater of the prime rate or the federal funds effective rate plus 0.50%, plus (b) 4.50% (the “Base Rate”) or (2) LIBOR plus 5.50% (the “Fixed Rate”). We have the option to elect whether advances under the Unsecured Credit Facility will incur interest at either the Base Rate or the Fixed Rate. In addition, we will pay an unused facility fee equal 0.20% of the unused portion of the Unsecured Credit Facility. There is no outstanding balance in this facility as of August 10, 2012.

Sale of Shares of Common Stock

From July 1, 2012 through July 31, 2012, we raised approximately $7.6 million through the issuance of 766,276 shares of common stock under our offering. As of August 1, 2012, approximately 143.7 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRP.

Distributions

On July 2, 2012, we paid a distribution equal to a daily amount of $0.00178082 per share of common stock outstanding for stockholders of record for the period from June 1, 2012 through June 30, 2012. The total gross amount of the distribution was approximately $282,000, with $96,000 being reinvested in the DRP, for a net cash distribution of $186,000.

On August 1, 2012, we paid a distribution equal to a daily amount of $0.00178082 per share of common stock outstanding for stockholders of record for the period from July 1, 2012 through July 31, 2012. The total gross amount of the distribution was approximately $327,000, with $116,000 being reinvested in the DRP, for a net cash distribution of $211,000.

On April 19, 2012, our board of directors declared distributions to the stockholders of record at the close of business each day in the period commencing August 1, 2012 through and including August 31, 2012. On July 12, 2012, our board of directors declared distributions to the stockholders of record at the close of business each day in the period commencing September 1, 2012 through and including October 31, 2012. The declared distributions will equal an amount of $0.00178082 per share of common stock, par value $0.01 per share. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes. Distributions for the month of August will be paid on such day of September 2012 as our President may determine; distributions for the month of September will be paid on such day of October as our President may determine; and distributions for the month of October will be paid on such day of November 2012 as our President may determine.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison – ARC Shopping Center REIT Inc. (“Phillips Edison – ARC Shopping Center REIT,” “we,” the “Company,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We are offering to the public pursuant to a registration statement $1.785 billion in shares of common stock in our initial public offering on a “best efforts” basis. Our offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP.

As of June 30, 2012, we had issued 5,556,483 shares of common stock, including 52,663 shares issued through the DRP, generating gross cash proceeds of $54.1 million.

Our advisor is AR Capital, LLC (formerly American Realty Capital II Advisors, LLC) (the “Advisor”), a limited liability company that was formed in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by American Realty Capital II, LLC (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “Non-Controlling Interest”). The joint venture is in the form of PECO-ARC Institutional Joint Venture I., L.P., a Delaware limited partnership (the “Joint Venture”). We, through an indirectly wholly owned subsidiary, hold an approximate 54% interest in the Joint Venture. We serve as the general partner and manage the operations of the Joint Venture. The Non-Controlling Interests hold the remaining approximate 46% interest.

The Joint Venture intends to invest in grocery-anchored neighborhood and community shopping centers with acquisition costs of no more than $20 million per property. We have committed to contribute approximately $58.7 million to the Joint Venture, and the Non-Controlling Interests have committed to contribute $50 million in cash. Through June 30, 2012, the Joint Venture holds 14 properties. As of June 30, 2012, we have contributed approximately $41.8 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture, and the Non-Controlling Interests have contributed approximately $35.6 million in cash to the Joint Venture. Until March 20, 2013 (or the investment of all of the capital that is to be contributed to the Joint Venture), neither we nor the Sub-advisor or its affiliates may acquire properties meeting the Joint Venture’s investment strategy, except through the Joint Venture.

We, through the Joint Venture, owned fee simple interests in 14 real estate properties acquired from third parties unaffiliated with us or the Advisor as of June 30, 2012:

Property Name	Location	Anchor	Date Acquired	Contract Purchase Price(1)	Rentable Square Footage	Average Remaining Lease Term in Years	% Leased
Lakeside Plaza	Salem, VA	Kroger	12/10/2010	$8.8 million	82,798	4.6 years	96.5%
Snow View Plaza	Parma, OH	Giant Eagle	12/15/2010	$12.3 million	100,460	6.8 years	94.0%
St. Charles Plaza	Haines City, FL	Publix	6/10/2011	$10.1 million	65,000	9.4 years	96.3%
Centerpoint	Easley, SC	Publix	10/14/2011	$6.9 million	72,287	10.2 years	82.8%
Southampton Village	Tyrone, GA	Publix	10/14/2011	$8.4 million	77,956	8.3 years	86.5%
Burwood Village Center	Glen Burnie, MD	Food Lion	11/9/2011	$16.6 million	105,834	5.9 years	100.0%
Cureton Town Center	Waxhaw, NC	Harris Teeter	12/29/2011	$14.0 million	84,357	9.9 years	95.6%
Tramway Crossing	Sanford, NC	Food Lion	2/23/2012	$5.5 million	62,382	3.6 years	97.8%
Westin Centre	Fayetteville, NC	Food Lion	2/23/2012	$6.1 million	66,890	3.0 years	100.0%
Village at Glynn Place	Brunswick, GA	Publix	4/27/2012	$11.4 million	111,924	7.7 years	96.7%
Meadowthorpe	Lexington, KY	Kroger	5/9/2012	$8.6 million	87,384	2.9 years	95.6%
New Windsor	Windsor, CO	King Soopers (Kroger)	5/9/2012	$5.6 million	95,877	7.2 years	87.4%
Vine Street Square	Kissimmee, FL	Walmart(2)	6/4/2012	$13.7 million	120,699	6.0 years	100.0%
Northtowne Square	Gibsonia, PA	Giant Eagle	6/19/2012	$10.6 million	113,372	8.1 years	100.0%

(1)	The contract purchase price excludes closing costs and acquisition costs.
(2)	The anchor tenant of Vine Street Square is a Walmart Neighborhood Market.

The terms and expirations of our operating leases vary. The leases frequently contain provisions for the extension of the lease agreement and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The following table lists, on an aggregate basis, all of the scheduled lease expirations after June 30, 2012 over each of the years ending December 31, 2012 and thereafter for our 14 shopping centers. The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations:

Year	Number of Expiring Leases	Annualized Effective Rent(1)	% of Total Portfolio Annualized Effective Rent	Leased Rentable Square Feet Expiring	% of Rentable Square Feet Expiring
2012	13	$292,174	2.4%	18,838	1.6%
2013	37	1,443,986	11.7%	95,959	8.1%
2014	37	1,392,426	11.3%	102,381	8.6%
2015	28	1,249,777	10.1%	90,079	7.6%
2016	26	1,090,660	8.8%	110,813	9.3%
2017	18	876,728	7.1%	82,227	6.9%
2018	3	152,012	1.2%	14,746	1.2%
2019	6	736,957	6.0%	89,323	7.5%
2020	4	862,404	7.0%	69,471	5.8%
2021	4	168,500	1.4%	11,360	1.0%
Thereafter	15	4,108,362	33.0%	503,114	42.4%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2012 multiplied by 12 months, less any tenant concessions.

The following table sets forth information regarding the tenants comprising ten percent or more of the aggregate annualized effective rent or occupying ten percent or more of the aggregate rentable square footage at our 14 shopping centers as of June 30,

2012:

Tenant Name/Property	Tenant Industry	Annualized Effective Rent(1)	% of Total Portfolio Annualized Effective Rent	Rentable Square Footage	% of Total Portfolio Square Footage	Lease Expiration
Publix Super Markets/St. Charles Plaza, Southampton Village, Centerpoint, and Village at Glynn Place	Retail - Grocery Store	1,947,759	15.7%	198,790	16.6%		(2)
Giant Eagle/Snow View and Northtowne	Retail - Grocery Store	1,171,857	9.5%	144,648	12.2%		(3)
Kroger/Lakeside Plaza, Meadowthorpe, and New Windsor	Retail - Grocery Store	830,054	6.7%	163,609	13.8%		(4)

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2012 multiplied by 12 months, less any tenant concessions.
(2)

Publix’s leases at St. Charles Plaza, Southampton Village, Centerpoint, and the Village at Glynn Place expire in October 2027, December 2023, January 2023, and December 2022, respectively. Publix has seven options to extend the term of its lease at St. Charles Plaza by five years each. Publix has six options to extend the term of its lease at Southampton Village by five years each. Publix has six options to extend the term of its lease at Centerpoint by five years each. Publix has four options to extend the term of its lease at The Village at Glynn Place by five years each.

(3)

Giant Eagle’s leases at Snow View Plaza and Northtowne Square expire in September 2020 and January 2024, respectively. Giant Eagle has five options to extend the term of its lease at Snow View Plaza by five years each. Giant Eagle has six options to extend the term of its lease at Northtowne by five years each.

(4)

Kroger’s leases at Lakeside Plaza, Meadowthorpe, and New Windsor expire in January 2019, February 2017, and October 2028, respectively. Kroger has five options to extend the term of its lease at Lakeside Plaza by five years each. Kroger has four options to extend the term of its lease at Meadowthorpe by five years each. Kroger (King Soopers) has a Ground lease that has ten options to extend the term of its lease at New Windsor by five years each.

No material tenant credit issues have been identified at this time. As of June 30, 2012, we had no material current tenant rent balances outstanding over 90 days.

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

The following table presents the composition of our portfolio by tenant type:

Tenant Type	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(1)	% of Annualized Effective Rent
Grocery anchor	683,447	58%	$5,426,635	44%
National & regional	304,966	26%	3,947,787	32%
Local	199,898	16%	2,999,564	24%

	1,188,311	100%	$12,373,986	100%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2012 multiplied by 12 months, less any tenant concessions.

The following table presents the composition of our portfolio by tenant industry:

Tenant Industry	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(1)	% of Annualized Effective Rent
Grocery	683,447	58%	$5,426,635	44%
Retail stores	198,104	17%	2,110,892	17%
Services	190,808	16%	2,910,350	24%
Restaurant	115,952	9%	1,926,109	15%

	1,188,311	100%	$12,373,986	100%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2012 multiplied by 12 months, less any tenant concessions.

The following table presents our grocery anchored tenants by the amount of square footage leased by each tenant:

Tenant	Credit Rating(1)	Tenant Industry	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent (2)	% of Annualized Effective Rent
Publix	NR	Retail - Grocery Store	198,790	16.6%	$1,947,759	15.7%
Kroger	BBB	Retail - Grocery Store	163,609	13.8%	830,054	6.7%
Giant Eagle	NR/BBB(3)	Retail - Grocery Store	144,648	12.2%	1,171,857	9.5%
Food Lion	BBB-	Retail - Grocery Store	95,665	8.1%	861,965	7.0%
Harris Teeter	NR	Retail - Grocery Store	48,756	4.1%	400,000	3.2%
Walmart	AA	Retail - Grocery Store	31,979	2.7%	225,000	1.8%
All other tenants(4)	-	Retail/Restaurant/Services	504,864	42.5%	6,937,351	56.1%

			1,188,311	100.0%	$12,373,986	100.0%

(1)	A credit rating of NR signifies that the tenant’s credit has not been rated by a credit agency.
(2)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2012 multiplied by 12 months, less any tenant concessions.
(3)	The Giant Eagle lease at Snow View Plaza is guaranteed by Koninklijke Ahold N.V., which has an S&P credit rating of BBB.
(4)	The Walmart store at Vine Street Square is a Walmart Neighborhood Market.

Results of Operations

Overview

As we owned only three properties during the three- and six-month periods ended June 30, 2011, virtually all differences when comparing that period to the three months and six months ended June 30, 2012, are the result of the 11 properties acquired since June 30, 2011.

Summary of operating activities for the three months ended June 30, 2012 and 2011

Total revenues for the three months ended June 30, 2012, were $3,105,000, with rental income of $2,456,000. Other revenues, largely comprised of tenant reimbursements, were $649,000. Total revenues for the three months ended June 30, 2011, were $620,000, with rental income of $481,000. Other revenues were $139,000.

Property operating costs were $537,000 for the three months ended June 30, 2012. The significant items comprising this expense were common area maintenance of $289,000 and property management fees paid to an affiliate of the Sub-advisor of $125,000. Property operating costs were $108,000 for the three months ended June 30, 2011. The significant items comprising this expense were property management fees paid to an affiliate of the Sub-advisor of $29,000 and water expense of $18,000.

Real estate taxes were $379,000 and $100,000, respectively, for the three months ended June 30, 2012 and 2011.

General and administrative expenses were $345,000 and $168,000, respectively, for the three months ended June 30, 2012 and 2011. These amounts were comprised largely of audit and tax fees, asset management fees (2012 only), legal fees, board-related expenses and insurance expense. In addition to these expenses, our sponsors provided $28,000 for certain of our general and administrative expenses as a capital contribution during the three months ended June 30, 2011. Our sponsors have not received, and will not receive, any reimbursement for this contribution. Our sponsors do not intend to contribute monies to fund future expenses. There was no such capital contribution for the three months ended June 30, 2012. As of June 30, 2012, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

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

Asset management fees were $298,000 for the three months ended June 30, 2012, but $160,000 of these fees were waived by the Advisor and Sub-advisor pursuant to the advisory agreement provision detailed in the previous paragraph. For the three months ended June 30, 2012, the net asset management fees of $138,000 were paid by the Non-Controlling Interests. Asset management fees were $62,000 for the three months ended June 30, 2011, but were waived by the Advisor and Sub-advisor. Acquisition-related expenses were $1,041,000 for the three months ended June 30, 2012. Included in these acquisition-related expenses were $272,000 of acquisition fees paid to the Advisor and Sub-advisor and $227,000 of expense incurred for acquisitions that did not close during the quarter. Acquisition-related expenses were $448,000 for the three months ended June 30, 2011. Included in these acquisition-related expenses were expenses related to the acquisition of St. Charles Plaza, and approximately $76,000 of expense was incurred for acquisitions that did not close during the quarter.

Depreciation and amortization expense for the three months ended June 30, 2012 and 2011, respectively, was $1,528,000 and $263,000.

Interest expense was $478,000 and $138,000, respectively, for the three months ended June 30, 2012 and 2011.

Our net loss attributable to our stockholders was $805,000 and $605,000, respectively, for the three months ended June 30, 2012 and 2011.

Summary of operating activities for the six months ended June 30, 2012 and 2011

Total revenues for the six months ended June 30, 2012, were $5,320,000, with rental income of $4,211,000. Other revenues, largely comprised of tenant reimbursements, were $1,109,000. Total revenues for the six months ended June 30, 2011, were $1,223,000, with rental income of $941,000 and other revenues of $282,000.

Property operating costs were $916,000 for the six months ended June 30, 2012. The significant items comprising this expense were common area maintenance of $514,000 and property management fees paid to an affiliate of the Sub-advisor of $238,000. Property operating costs were $204,000 for the six months ended June 30, 2011. The significant items comprising this expense were snow removal of $43,000 and property management fees paid to an affiliate of the Sub-advisor of $59,000.

Real estate taxes were $621,000 and $207,000, respectively, for the six months ended June 30, 2012 and 2011.

General and administrative expenses were $669,000 and $376,000, respectively, for the six months ended June 30, 2012 and 2011. These amounts were comprised largely of audit and tax fees, asset management fees (2012 only), legal fees, board-related expenses and insurance expense. In addition to these expenses, our sponsors provided $88,000 for certain of our general and administrative expenses as a capital contribution during the six months ended June 30, 2011. Our sponsors have not received, and will not receive, any reimbursement for this contribution. Our sponsors do not intend to contribute monies to fund future expenses. There was no such capital contribution for the six months ended June 30, 2012. As of June 30, 2012, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Under the terms of our advisory agreement, a waiver of all or a portion of the asset management fee will occur for any applicable period to the extent that as of the date of the payment, our modified funds from operations, (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof without any corresponding issuance of equity to the Sub-advisor or affiliate), during the quarter were not at least equal to our declared distributions during the quarter, provided that the distribution rate during such quarter was no more than $0.65 per share on an annualized basis.

Asset management fees were $515,000 for the six months ended June 30, 2012, but $278,000 of these fees were waived by the Advisor and Sub-advisor pursuant to the advisory agreement provision detailed in the previous paragraph. For the six months ended June 30, 2012, the net asset management fees of $237,000 were paid by the Non-Controlling Interests. Asset management fees were $116,000 for the six months ended June 30, 2011, but were waived by the Advisor and Sub-advisor. Acquisition-related expenses were $1,319,000 for the six months ended June 30, 2012. Included in these acquisition-related expenses were $336,000 of acquisition fees paid to the Advisor and Sub-advisor and $268,000 of expense incurred for acquisitions that did not close during the quarter. Acquisition-related expenses were $494,000 for the six months ended June 30, 2011. Included in these acquisition-related expenses were expenses related to the acquisition of St. Charles Plaza, and approximately $92,000 of expense was incurred for acquisitions that did not close during the period.

Depreciation and amortization expense for the six months ended June 30, 2012 and 2011, respectively, was $2,572,000 and $508,000.

Interest expense was $869,000 and $287,000, respectively, for the six months ended June 30, 2012 and 2011. Included in the interest expense for the six months ended June 30, 2011, was $3,000 related to a loan provided to us by the Sub-advisor.

Our net loss attributable to our stockholders was $1,063,000 and $853,000, respectively, for the six months ended June 30, 2012 and 2011.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needed for items other than acquisitions and acquisition-related expenses to be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of June 30, 2012, we had raised approximately $54.1 million in gross proceeds from our offering, including $0.5 million through the DRP.

As of June 30, 2012, we had cash and cash equivalents of approximately $11.8 million. During the six months ended June 30, 2012, we had a net cash increase of approximately $4.8 million.

This cash increase was the result of:

•

$0.8 million provided by operating activities, largely the result of income generated from operations, a portion of which was offset by the reimbursement of general and administrative expenses to the Sub-advisor. As of June 30, 2012, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses;

•	$57.8 million used in investing activities, which was the result of the seven property acquisitions; and

•

$61.8 million provided by financing activities with approximately $66.8 million from the mortgage loans, $28.4 million from the net proceeds of the issuance of common stock and $21.2 million provided by the Non-Controlling Interests. Partially offsetting these amounts was $49.1 million of net payments on the mortgage loans payable, distributions paid to the Non-Controlling Interests of $0.9 million and distributions paid to our stockholders of $0.8 million, net of DRP proceeds.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations, proceeds from our offering, and proceeds from secured and unsecured debt financings, along with any deferral or waiver of fees by the Advisor or Sub-advisor. Operating cash flows are expected to increase as additional properties are added to our portfolio. Other than the commissions paid to the Dealer Manager , the organization and offering costs associated with our offering are initially paid by our sponsors. Our sponsors will be reimbursed for such costs up to 1.5% of the gross capital raised in our offering. As of June 30, 2012, we owe the Advisor, Sub-advisor and their affiliates $6.7 million of organization and offering costs, general and administrative expenses and other operational expenses incurred on our behalf. Our sponsors provided $88,000 during the six months ended June 30, 2011 and $228,000 since inception for certain of our general and administrative expenses as capital contributions. Our sponsors have not received, and will not receive, any reimbursement or additional equity for these contributions. The sponsors provided no such capital contributions for the six months ended June 30, 2012. Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our offering. In addition, approximately $4.1 million of offering costs incurred by the Sub-advisor on our behalf has not been charged to us or recorded in our consolidated financial statements. Whether these costs will be billed to us in the future will depend on the success of our offering. Our sponsors do not intend to continue to contribute monies to fund future expenses. We have $69.6 million of debt obligations, representing variable-rate and fixed-rate credit facilities and mortgage loans secured by our real estate assets. Of the amount outstanding at June 30, 2012, $13.1 million is for the Lakeside Plaza and Snow View Plaza facilities, with a combined maximum capacity of $14.7 million, which both mature in December 2012. We can extend these facilities until December 2013 by paying a fee equal to 0.25% of the outstanding balance at the time of the maturity dates in December 2012.

Cash provided by operating activities was $0.8 million for the six months ended June 30, 2012. Included in this total was approximately $1.3 million of real estate acquisition-related expenses incurred during the period and expensed in accordance with ASC 805, Business Combinations. As of June 30, 2012, we owed the Advisor, Sub-advisor and their respective affiliates approximately $6.7 million for organization and offering expenses, general and administrative expenses and other operational expenses. Until we have sufficient cash flow to cover our expenses, we will continue to rely upon the Advisor, Sub-advisor and their respective affiliates for financial support.

For the six months ended June 30, 2012, gross distributions to stockholders of approximately $1,133,000 were paid, including $342,000 of distributions reinvested through the DRP, for net cash distributions of $791,000. These distributions were funded by a combination of cash generated from operating activities and borrowings. On July 2, 2012, gross distributions of approximately $282,000 were paid, including $96,000 of distributions reinvested through the DRP, for net cash distributions of $186,000. These distributions were funded by a combination of cash generated from operating activities and borrowings.

On April 19, 2012, our board of directors declared distributions for the stockholders of record at the close of business each day in the period commencing July 1, 2012 through and including August 31, 2012. On July 12, 2012, our board of directors declared distributions to the stockholders of record at the close of business each day in the period commencing September 1, 2012 through and including October 31, 2012. The declared distributions equal an amount of $0.00178082 per share of common stock, par value $0.01 per share. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes. Distributions for the month of July were paid on August 1, 2012. Our policy is not to fund distributions with proceeds from our offering.

Our leverage ratio was 41.7% (calculated as mortgage notes payable, less cash and cash equivalents, as a percentage of total real estate investments, at cost) as of June 30, 2012.

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

Our charter limits our borrowings to 300% of our net assets (as defined in our charter); however, we may exceed that limit if a majority of our conflicts committee approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

The table below summarizes our consolidated indebtedness at June 30, 2012.

Debt(1)	Principal Amount at June 30, 2012	Weighted Average Interest Rate	Weighted Average Years to Maturity

Fixed rate mortgages payable	$4,998,000	6.2%	2.0
Variable rate mortgages payable	64,552,000	2.8%	2.1

Total	$69,550,000	3.1%	2.1

(1)	The debt maturity table does not include any below-market debt adjustment, of which $158,000, net of accumulated amortization, was outstanding as of June 30, 2012.

Contractual Commitments and Contingencies

Our contractual obligations as of June 30, 2012, were as follows:

	Payments due by period
	($000s)
	Total	2012	2013	2014	2015	2016	2017

Long-term debt obligations - principal payments	$69,550	$13,187	$28,985	$5,123	$455	$15,443	$6,358
Long-term debt obligations - interest payments	4,223	1,052	1,509	771	591	223	77

Total	$73,773	$14,239	$30,494	$5,894	$1,046	$15,666	$6,435

Certain of our debt obligations contain certain restrictive covenants. As of June 30, 2012, we are in compliance with all restrictive covenants of our outstanding debt obligations.

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

We believe that MFFO is helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts). As a result of the timing of the commencement of our offering and our active real estate operations, FFO and MFFO are not relevant to a discussion comparing operations for the two periods presented. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

FUNDS FROM OPERATIONS AND MODIFIED FUNDS FROM OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Calculation of Funds from Operations
Net loss	$(805)	$(605)	$(1,063)	$(853)
Add:
Depreciation and amortization of real estate assets	1,528	263	2,572	508
Less:
Noncontrolling interest	(703)	—	(1,183)	—

Funds from operations	$20	$(342)	$326	$(345)

Calculation of Modified Funds from Operations
Funds from operations	$20	$(342)	$326	$(345)
Add:
Acquisition-related expenses	1,041	448	1,319	494
Net amortization of above- and below-market leases	121	66	275	117
Less:
Straight-line rental income	(66)	(10)	(122)	(20)
Amortization of market debt adjustment	(13)	—	(13)	—
Noncontrolling interest	(336)	—	(504)	—

Modified funds from operations	$767	$162	$1,281	$246

Distributions

During the three months ended June 30, 2012, gross distributions paid were $678,000, with $218,000 being reinvested through the DRP for net cash distributions of $460,000. During the three months ended June 30, 2011, gross distributions paid were $190,000, with $26,000 being reinvested through the DRP for net cash distributions of $164,000. During the six months ended June 30, 2012, gross distributions paid were $1,133,000, with $342,000 being reinvested through the DRP for net cash distributions of $791,000. During the six months ended June 30, 2011, gross distributions paid were $311,000, with $43,000 being reinvested through the DRP for net cash distributions of $268,000. There were gross distributions of $282,000 accrued and payable as of June 30, 2012. Distributions accrue at a daily rate of $0.00178082. Distributions paid during the six months ended June 30, 2012 were funded by a combination of cash provided by operating activities of $805,000 and proceeds from borrowings of $328,000. Our net loss attributable to stockholders for the six months ended June 30, 2012 was $1,063,000, and net cash provided by operating activities was $805,000. Our cumulative distributions and net loss attributable to stockholders from inception through June 30, 2012 are $2,005,000 and $4,174,000, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash provided by operating activities, advances from the Sub-Advisor, and proceeds from debt financing.

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

We may receive income from interest or rents at various times during our fiscal year and because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period, and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to borrowings to fund our distributions. We may also fund such distributions from advances from our sponsors or from any deferral or waiver of fees by the Advisor or Sub-advisor. To the extent that we pay distributions from sources other than our cash provided by operating activities, we will have fewer funds available for investment in properties. The overall return to our stockholders may be reduced, and subsequent investors may experience dilution.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2012. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

Impact of Recently Issued Accounting Pronouncements— In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our condensed consolidated financial statements.

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

As of June 30, 2012, we had approximately $64.6 million of variable rate debt outstanding. In the future, we may hedge our exposure to interest rate fluctuations through the utilization of derivative financial instruments, such as interest rate swaps, in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As of June 30, 2012, we have not fixed the interest rates for our debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the fair market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage-point change in interest rates on the outstanding balance of variable-rate debt at June 30, 2012 would result in approximately $0.6 million of additional interest expense. We had no other outstanding interest rate contracts as of June 30, 2012.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2012, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

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

The Advisor and the Sub-advisor have informed us that they will waive or reimburse payment of the asset management fees to the extent that, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Asset management fees were $515,000 for the six months ended June 30, 2012, but $278,000 of these fees has been waived by the Advisor and Sub-advisor pursuant to the advisory agreement. In addition, our sponsors have provided $228,000 towards certain of our general and administrative expenses as capital contributions since inception. Our sponsors have not received, and will not receive, additional equity securities or any reimbursement for this contribution. Our sponsors do not intend to continue to contribute monies to fund future distributions. Also, approximately $4.1 million of organization and offering costs have been incurred on our behalf by the Sub-advisor that have not been charged to us. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through the continuous offering. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of the offering and the discretion of the Sub-advisor.

Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

As of June 30, 2012, we have $64.6 million of variable rate debt obligations. Because we have such variable rate debt obligations, increases in interest rates would increase our interest costs and would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the six months ended June 30, 2012.

b)	On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering our initial public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers, on a “best efforts” basis. The 30,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $285.0 million, or $9.50 per share. The primary offering will terminate on August 12, 2013. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of June 30, 2012, we have issued 5,556,483 shares of our common stock, inclusive of 52,663 shares issued pursuant to the DRP, while raising $54.1 million in gross offering proceeds.

As of June 30, 2012, we have incurred the following cumulative offering costs in connection with the issuance and distribution of the registered securities:

($000s)	Offering Costs
Offering costs to related parties	$8,156
Offering costs to non-related parties	3,003

Total	$11,159

From the commencement of our ongoing initial public offering through June 30, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $42.9 million, including net offering proceeds from our dividend reinvestment plan of $0.5 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest primarily in grocery-anchored neighborhood and community shopping centers throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program, capital expenditures, tenant improvement costs, and other funding obligations. As of June 30, 2012, we have used the net proceeds from our ongoing primary public offering and debt financing to purchase $138.1 million in real estate and to pay $2.6 million of acquisition fees and expenses.

c)	During the quarter ended June 30, 2012, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2012	—	—	—		(3)
May 2012	—	—	—		(3)
June 2012	2,500	$9.85	8,130		(3)

(1)	All purchases of our equity securities by us in the three months ended June 30, 2012 were made pursuant to our share repurchase program.

(2)	We announced the commencement of the program on August 12, 2010, and it was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

There are several limitations on our ability to repurchase shares under the program:

•

Unless the shares are being repurchased in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” we may not repurchase shares unless the stockholder has held the shares for one year.

•	During any calendar year, we may repurchase no more than 5.0% of the weighted-average number of shares outstanding during the prior calendar year.

•

We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

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

Our board of directors may amend, suspend or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders. During our offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as required under federal securities laws.

Item 3.	Defaults upon Senior Securities

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

(a)	On July 9, 2012, we filed a Current Report on Form 8-K to disclose our acquisition of Brentwood Commons. We included in that Form 8-K an undertaking to provide financial statements for Brentwood Commons in an amendment to the Form 8-K on or before September 18, 2012. Subsequent to the filing of this Form 8-K, we determined that we are not required to provide such financial statements for Brentwood Commons. As a result, we will not provide such financial statements for Brentwood Commons in an amendment to the Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix C to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

4.4	Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated July 28, 2010 (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.5	First Amendment to Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated September 17, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed September 24, 2010)

10.1	Shopping Center Purchase and Sale Agreement by and between Phillips Edison Group LLC and CRP II – Glynn Place, LLC dated March 26, 2012 (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.2	First Amendment to Shopping Center Purchase and Sale Agreement by and between Phillips Edison Group LLC and CRP II – Glynn Place, LLC dated April 27, 2012 (incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.3	Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Glynn Place Station LLC dated April 27, 2012 (incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.4	Agreement of Sale between Kimco Kissimmee 613, Inc. and Phillips Edison Group LLC dated April 24, 2012 (incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.5	Second Amendment to Agreement of Sale between Kimco Kissimmee 613, Inc. and Phillips Edison Group LLC dated May 29, 2012 (incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.6	Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Vine Street Station LLC dated June 4, 2012 (incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended Share Repurchase Program (incorporated by reference to Exhibit 9.1 to the Company’s Current Report on Form 8-K filed October 5, 2011 and effective November 4, 2011)

Ex.	Description

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity; and (iv) Condensed Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: August 10, 2012	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Date: August 10, 2012	By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer