Form 10-Q
period 2012-09-30
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2012-11-08
CIK 1476204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were 10.4 million outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

FORM 10-Q

September 30, 2012

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

The information furnished in the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated condensed financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated notes to Phillips Edison – ARC Shopping Center REIT Inc.’s condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Phillips Edison – ARC Shopping Center REIT Inc.’s results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Investment in real estate:
Land	$65,066	$21,338
Building and improvements	146,326	49,415
Total investment in real estate assets	211,392	70,753
Accumulated depreciation and amortization	(5,079)	(1,261)
Total investment in real estate assets, net	206,313	69,492
Acquired intangible lease assets, net of accumulated amortization of $2,776 and $807, respectively	15,434	6,799
Cash and cash equivalents	15,737	6,969
Restricted cash	582	214
Accounts receivable, net of bad debt reserve of $57 and $35, respectively	1,819	786
Deferred financing expense, less accumulated amortization of $592 and $203, respectively	1,809	599
Prepaid expenses and other	1,164	333
Total assets	$242,858	$85,192

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable	$129,815	$46,788
Acquired below market lease intangibles, less accumulated amortization of $564 and $161, respectively	4,323	1,203
Accounts payable	115	47
Accounts payable – affiliates	3,960	8,395
Accrued and other liabilities	5,007	1,574
Total liabilities	143,220	58,007
Commitments and contingencies (Note 9)	-	-
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at September 30,
2012 and December 31, 2011	$-	$-
Common stock, $0.01 par value per share, 180,000,000 shares authorized, 8,644,356 and 2,658,159 shares issued and
outstanding at September 30, 2012 and December 31, 2011, respectively	86	27
Additional paid-in capital	71,837	17,980
Accumulated deficit	(8,633)	(4,126)
Total stockholders’ equity	63,290	13,881
Noncontrolling interests	36,348	13,304
Total equity	99,638	27,185
Total liabilities and equity	$242,858	$85,192

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$4,044	$634	$8,255	$1,575
Tenant recovery income	1,037	202	2,110	484
Other property income	67	3	103	3
Total revenues	5,148	839	10,468	2,062
Expenses:
Property operating	785	154	1,701	358
Real estate taxes	674	123	1,295	330
General and administrative	509	212	1,178	588
Acquisition-related expenses	1,097	246	2,416	740
Depreciation and amortization	2,507	345	5,079	853
Total expenses	5,572	1,080	11,669	2,869
Operating loss	(424)	(241)	(1,201)	(807)
Other expense:
Interest expense, net	(902)	(199)	(1,771)	(486)
Other income	1	-	1	-
Net loss	(1,325)	(440)	(2,971)	(1,293)
Net loss attributable to noncontrolling interests	289	-	872	-
Net loss attributable to Company stockholders	$(1,036)	$(440)	$(2,099)	$(1,293)
Per share information - basic and diluted:
Loss per share - basic and diluted	$(0.15)	$(0.29)	$(0.43)	$(1.05)
Weighted-average common shares outstanding - basic and diluted	6,928,167	1,540,917	4,935,127	1,228,970

Comprehensive loss	$(1,325)	$(440)	$(2,971)	$(1,293)
Comprehensive loss attributable to noncontrolling interests	289	-	872	-
Comprehensive loss attributable to Company stockholders	$(1,036)	$(440)	$(2,099)	$(1,293)

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)
(In thousands, except share and per share amounts)

					Total
	Common Stock		Additional	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest	Total
Balance at January 1, 2011	730,570	$7	$1,934	$(784)	$1,157	$-	$1,157
Issuance of common stock	1,116,681	12	10,655	-	10,667	-	10,667
Contributions from Sponsors	-	-	88	-	88	-	88
Dividend reinvestment plan (DRP)	8,538	-	81	-	81	-	81
Common distributions declared, $0.49 per share	-	-	-	(598)	(598)	-	(598)
Offering costs	-	-	(2,313)	-	(2,313)	-	(2,313)
Net loss	-	-	-	(1,293)	(1,293)	-	(1,293)
Balance at September 30, 2011	1,855,789	$19	$10,445	$(2,675)	$7,789	$-	$7,789

Balance at January 1, 2012	2,658,159	$27	$17,980	$(4,126)	$13,881	$13,304	$27,185
Issuance of common stock	5,915,722	59	58,774	-	58,833	-	58,833
Share repurchases	(2,500)	-	(25)	-	(25)	-	(25)
Dividend reinvestment plan (DRP)	72,975	-	693	-	693	-	693
Contributions from noncontrolling interests	-	-	-	-	-	25,344	25,344
Common distributions declared, $0.49 per share	-	-	-	(2,408)	(2,408)	-	(2,408)
Distributions to noncontrolling interests	-	-	-	-	-	(1,428)	(1,428)
Offering costs	-	-	(5,585)	-	(5,585)	-	(5,585)
Net loss	-	-	-	(2,099)	(2,099)	(872)	(2,971)
Balance at September 30, 2012	8,644,356	$86	$71,837	$(8,633)	$63,290	$36,348	$99,638

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)
(In thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,971)	$(1,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,986	853
Net amortization of above- and below- market leases	337	214
Amortization of deferred financing costs	389	116
Straight-line rental income	(286)	(34)
Changes in operating assets and liabilities:
Accounts receivable	(747)	(186)
Prepaid expenses and other	(452)	28
Accounts payable	36	(80)
Accounts payable – affiliates	(805)	349
Accrued and other liabilities	2,626	464
Net cash provided by operating activities	3,113	431

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(111,948)	(10,102)
Capital expenditures	(368)	(29)
Change in restricted cash	(368)	(15)
Net cash used in investing activities	(112,684)	(10,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	58,833	10,667
Redemptions of common stock	(25)	-
Payment of offering costs	(9,215)	(613)
Payments on mortgage loans payable	(88,952)	(9,905)
Proceeds from mortgage loans payable	136,289	10,500
Payments for notes payable – affiliates	-	(600)
Distributions paid, net of DRP	(1,426)	(462)
Contributions from noncontrolling interests	25,344	-
Distributions to noncontrolling interests	(910)	-
Payments of loan financing costs	(1,599)	(175)
Net cash provided by financing activities	118,339	9,412

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,768	(303)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,969	707

End of period	$15,737	$404

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in offering costs payable to sub-advisor	$(3,630)	$1,697
Distributions payable	289	55
Distributions payable – noncontrolling interests	518	-
Assumed debt	35,772	-
Accrued capital expenditures	32	-
Cash paid for interest	1,194	352
Distributions reinvested	693	81
Contributions from sponsors	-	88

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

PART I.        FINANCIAL INFORMATION (CONTINUED)

Phillips Edison—ARC Shopping Center REIT Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited financial statements of Phillips Edison-ARC Shopping Center REIT Inc. (”we,” “our,” or “us”) for the year ended December 31, 2011, which are included in our 2011 Annual Report on Form 10-K as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

1. ORGANIZATION

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009 and has elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010. Substantially all of our business is expected to be conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are the sole limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

We are offering to the public, pursuant to a registration statement, $1.785 billion in shares of common stock on a “best efforts” basis in our initial public offering (“our offering”). Our offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP.

As of September 30, 2012, we had issued 8,644,356 shares of common stock since inception, including 89,658 shares issued through the DRP, generating gross cash proceeds of $84.8 million.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by AR Capital, LLC (formerly American Realty Capital II, LLC) (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

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

The Joint Venture intends to invest in grocery-anchored neighborhood and community shopping centers with acquisition costs of no more than $20 million per property. We have committed to contribute approximately $58.7 million to the Joint Venture, and the Non-Controlling Interests have committed to contribute $50 million in cash. As of September 30, 2012, we have contributed approximately

$46.7 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture, and the Non-Controlling Interests have contributed approximately $39.8 million in cash to the Joint Venture. Until March 20, 2013 (or the investment of all of the capital that is to be contributed to the Joint Venture), neither we nor the Sub-advisor or its affiliates may acquire properties meeting the Joint Venture’s investment strategy, except through the Joint Venture.

We owned fee simple interests in 20 real estate properties, 19 of which we owned through the Joint Venture, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor as of September 30, 2012.

								Average
					Contract		Rentable	Remaining
		Ownership		Date	Purchase		Square	Lease Term		%
Property Name	Location	Interest	Anchor	Acquired	Price (1)		Footage	in Years		Leased
Lakeside Plaza	Salem, VA	54%	Kroger	12/10/2010	$8.75	million	82,798	4.4	years	100.0%
Snow View Plaza	Parma, OH	54%	Giant Eagle	12/15/2010	$12.30	million	100,460	6.8	years	94.0%
St. Charles Plaza	Haines City, FL	54%	Publix	6/10/2011	$10.10	million	65,000	9.4	years	96.3%
Centerpoint	Easley, SC	54%	Publix	10/14/2011	$6.85	million	72,287	9.8	years	84.7%
Southampton Village	Tyrone, GA	54%	Publix	10/14/2011	$8.35	million	77,956	8.0	years	86.5%
Burwood Village Center	Glen Burnie, MD	54%	Food Lion	11/9/2011	$16.60	million	105,834	5.7	years	100.0%
Cureton Town Center	Waxhaw, NC	54%	Harris Teeter	12/29/2011	$13.95	million	84,357	9.5	years	97.2%
Tramway Crossing	Sanford, NC	54%	Food Lion	2/23/2012	$5.50	million	62,382	3.6	years	93.7%
Westin Centre	Fayetteville, NC	54%	Food Lion	2/23/2012	$6.05	million	66,890	3.2	years	97.9%
The Village at Glynn Place	Brunswick, GA	54%	Publix	4/27/2012	$11.35	million	111,924	7.6	years	94.1%
Meadowthorpe Shopping Center	Lexington, KY	54%	Kroger	5/9/2012	$8.55	million	87,384	3.0	years	95.6%
New Windsor Marketplace	Windsor, CO	54%	King Soopers(2)	5/9/2012	$5.55	million	95,877	7.1	years	87.4%
Vine Street Square	Kissimmee, FL	54%	Walmart(3)	6/4/2012	$13.65	million	120,699	6.3	years	100.0%
Northtowne Square	Gibsonia, PA	54%	Giant Eagle	6/19/2012	$10.58	million	113,372	7.9	years	100.0%
Brentwood Commons	Bensenville, IL	54%	Dominick's(4)	7/5/2012	$14.85	million	125,550	6.4	years	98.1%
Sidney Towne Center	Sidney, OH	54%	Kroger	8/2/2012	$4.30	million	118,360	6.5	years	98.5%
Broadway Plaza	Tucson, AZ	54%	Sprouts	8/13/2012	$12.68	million	83,612	5.1	years	96.8%
Richmond Plaza	Augusta, GA	54%	Kroger	8/30/2012	$19.50	million	178,167	5.3	years	87.3%
Publix at Northridge	Sarasota, FL	54%	Publix	8/30/2012	$11.50	million	65,320	9.7	years	84.1%
Baker Hill Center	Glen Ellyn, IL	100%	Dominick's(4)	9/6/2012	$21.60	million	135,355	4.8	years	98.2%

(1)	The contract purchase price excludes closing costs and acquisition costs.
(2)	King Soopers is an affiliate of Kroger.
(3)	The anchor tenant of Vine Street Square is a Walmart Neighborhood Market.
(4)	Dominick's is an affiliate of Safeway, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and required the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies for the nine months ended September 30, 2012. For a summary of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Management estimates the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized over the life of the mortgage note payable as an adjustment to interest expense.

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

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share considers the effect of any potentially dilutive share equivalents, of which we had none for the three and nine months ended September 30, 2012 and 2011.

Impact of Recently Issued Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our condensed consolidated interim financial statements.

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

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends a number of SEC sections in the FASB Accounting Standards Codification as a result of (1) the issuance of SAB 114, (2) the issuance of SEC Final Rule 33-9250, and (3) corrections related to ASU 2010-22.  ASU 2012-03 was effective upon issuance.  The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. ASU 2012-04 will be effective for us as of January 1, 2013. The adoption of this pronouncement is not expected to have a material impact on our condensed consolidated financial statements.

3. EQUITY

General—We have the authority to issue a total of 180,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2012, we had issued 8,644,356 shares of common stock generating gross cash proceeds of $84.8 million, and we had issued no shares of preferred stock. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted the DRP that allows stockholders to have distributions invested in additional shares of our common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.  Distributions reinvested through the DRP for the three months ended September 30, 2012 and 2011, were $351,000 and $38,000, respectively.  Distributions reinvested through the DRP for the nine months ended September 30, 2012 and 2011, were $693,000 and $81,000, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. During the three months ended September 30, 2012, there were no shares repurchased under the share repurchase program. During the nine months ended September 30, 2012, there were 2,500 shares repurchased for $24,625 under the share repurchase program for an average repurchase price of $9.85 per share.  There were no shares submitted for repurchase during the three or nine months ended September 30, 2011.

2010 Long-Term Incentive Plan—We have adopted a 2010 Long-Term Incentive Plan which may be used to attract and retain officers, advisors, and consultants. We have not issued any shares under this plan as of September 30, 2012.

2010 Independent Director Stock Plan—We have also adopted an Amended and Restated 2010 Independent Director Stock Plan which may be used to offer independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. We have not issued any shares under this plan as of September 30, 2012.

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

Mortgage loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, ranging from 2.5% to 3.0% for variable rate debt and 3.25% to 5.0% for fixed rate debt, as of September 30, 2012, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  The carrying amount of our borrowings approximates their fair value as of September 30, 2012 and December 31, 2011.

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial assets and liabilities.

5. REAL ESTATE ACQUISITIONS

For the nine months ended September 30, 2012, we acquired one wholly owned grocery-anchored retail center and acquired interests in 12 other grocery-anchored retail centers through the Joint Venture, for a combined purchase price of approximately $147.3 million, including $34.1 million of assumed debt with a fair value of $35.8 million.  We allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed as follows:

Category	Allocation
Land	$43,540
Building and improvements	96,749
Acquired in-place leases	8,972
Acquired above-market leases	1,584
Acquired below-market leases	(3,524)

Total	$147,321

The following information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2011 and 2012 had been acquired on January 1, 2011.

We estimated that revenues, on a pro forma basis, for the three months ended September 30, 2012 and 2011, would have been approximately $6.4 million and $6.5 million, respectively, and our net loss attributable to Company stockholders, on a pro forma basis excluding acquisition-related expenses, would have been approximately $0.2 million and $0.5 million, respectively. The pro forma net loss per share excluding acquisition-related expenses would have been $0.03 and $0.07, respectively, for the three months ended September 30, 2012 and 2011.

We estimated that revenues, on a pro forma basis, for the nine months ended September 30, 2012 and 2011, would have been approximately $19.3 million and $19.3 million, respectively, and our net loss attributable to Company stockholders, on a pro forma basis excluding acquisition-related expenses of $3.4 million, would have been approximately $0.5 million and $1.4 million, respectively. The pro forma net loss per share excluding acquisition-related expenses would have been $0.07 and $0.20, respectively, for the nine months ended September 30, 2012 and 2011.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following:

	September 30,	December 31,
	2012	2011

Acquired in-place leases, net of accumulated
amortization of $1,547,000 and $318,000,
respectively	$10,960,000	$3,169,000
Acquired above-market leases, net of accumulated
amortization of $1,229,000 and $489,000,
respectively	4,474,000	3,630,000

Total	$15,434,000	$6,799,000

Amortization expense recorded on the intangible assets for the three months ended September 30, 2012 and 2011 was $919,000 and
$195,000, respectively. Amortization expense recorded on the intangible assets for the nine months ended September 30, 2012 and
2011 was $1,969,000 and $476,000, respectively.

Estimated amortization expense of the respective acquired intangible lease assets as of September 30, 2012 for each of the five succeeding calendar years is as follows:

Year	In-Place Leases	Above Market Leases

October 1 to December 31, 2012	$732,000	$295,000
2013	3,030,000	1,207,000
2014	2,893,000	1,177,000
2015	2,055,000	956,000
2016	1,384,000	431,000
2017 and thereafter	866,000	408,000

Total	$10,960,000	$4,474,000

The weighted-average amortization periods for acquired in-place lease and above-market lease intangibles are 5 years.

7. MORTGAGE LOANS PAYABLE

As of September 30, 2012, we had approximately $129.8 million of outstanding mortgage notes payable outstanding, including a below-market assumed debt adjustment of $1.6 million. As of December 31, 2011, we had approximately $46.8 million of outstanding mortgage notes payable outstanding.  Each of the mortgage notes payable is secured by the respective property on which the debt was placed.  Certain of the mortgage notes allow us to generally make additional principal payments on the loan and draw those amounts back, not to exceed the initial loan amount, as needed.  As of September 30, 2012 and December 31, 2011, the weighted-average interest rate for the loans was 3.76% and 2.91%, respectively.

We hold $116.2 million of our debt obligations through the Joint Venture, in which we have a 54% interest, and $12.0 million through our Baker Hill loan.  We also have an unsecured credit facility with $10.0 million of available funds, on which we have not drawn any funds as of September 30, 2012.  As of September 30, 2012 and December 31, 2011, our leverage ratio, or the ratio of total debt, less cash and cash equivalents, to total real estate investments, at cost, was approximately 50.4% and 51.7%, respectively.

In conjunction with our acquisition of four real estate properties, we assumed debt of $34.1 million with a fair value of $35.8 million. The assumed debt market adjustment will be amortized over the remaining life of the loans. The amortization recorded on the assumed below-market debt adjustment was $69,000 and $82,000 for the three months and nine months ended September 30, 2012, respectively.

The following is a summary of our debt obligations as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Outstanding	Maximum	Outstanding	Maximum
	Principal	Loan	Principal	Loan
	Balance	Capacity	Balance	Capacity

Fixed rate mortgages payable	$40,364,000	$40,364,000	$-	$-
Variable rate mortgages payable	87,863,000	95,661,000	46,788,000	53,400,000
Unsecured credit facility	-	10,000,000	-	-
Assumed below-market debt adjustment	1,588,000	N/A	-	N/A

Total	$129,815,000	$146,025,000	$46,788,000	$53,400,000

Below is a listing of the mortgage loans payable with their respective principal payment obligations (in thousands) and weighted-
average interest rates:

	2012 (1)	2013	2014	2015	2016	Thereafter	Total

Maturing debt:(2)
Fixed rate mortgages payable	$178	$738	$16,815	$490	$9,695	$12,448	$40,364
Variable rate mortgages payable	12,986	22,549	665	665	15,653	35,345	87,863
Total maturing debt	$13,164	$23,287	$17,480	$1,155	$25,348	$47,793	$128,227

Weighted-average interest rate on debt:
Fixed rate mortgages payable	6.5%	6.6%	7.5%	5.2%	5.9%	4.6%	6.2%
Variable rate mortgages payable	3.1%	2.7%	2.6%	2.6%	2.8%	2.4%	2.7%
Total	3.1%	2.8%	7.3%	3.7%	4.0%	3.0%	3.8%

(1)	Includes only October 1, 2012 through December 31, 2012.
(2)	The debt maturity table does not include any below-market debt adjustment, of which $1,588,000, net of accumulated amortization, was outstanding as of September 30, 2012.

As of September 30, 2012, we were in compliance with all debt covenants.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following:

	September 30,	December 31,
	2012	2011

Acquired below-market leases, net of accumulated
amortization of $564,000 and $161,000,
respectively	$4,323,000	$1,203,000

Amortization recorded on the intangible liabilities for the three months ended September 30, 2012 and 2011 was $211,000 and
$29,000, respectively. Amortization recorded on the intangible liabilities for the nine months ended September 30, 2012 and 2011 was $403,000 and $88,000, respectively.

Estimated amortization income of the intangible lease liabilities as of September 30, 2012 for each of the five succeeding calendar years is as follows:

Year	Below Market Leases

October 1 to December 31, 2012	$240,000
2013	991,000
2014	929,000
2015	712,000
2016	580,000
2017 and thereafter	871,000

Total	$4,323,000

The weighted-average amortization period for below market lease intangibles is 5 years.

9. COMMITMENTS AND CONTINGENCIES

Sponsor Organization and Offering Costs

In addition to the accounts payable to affiliates, there are approximately $5.4 million of offering costs incurred by the Sub-advisor on our behalf that have not been charged to us. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through the continuous offering. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of our offering and the discretion of the Sub-advisor.

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim, and we are not aware of any other environmental condition that we believe will have a material impact on our condensed consolidated financial statements.

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

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our offering. As of September 30, 2012, the Advisor, Sub-advisor and their affiliates have incurred approximately $7.2 million of organization and offering costs, and we have reimbursed $3.6 million of such costs, resulting in a net payable of $3.6 million. In addition, approximately $5.4 million of offering costs incurred by the Sub-advisor on our behalf has not been charged to us or been recorded in our condensed consolidated financial statements. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of our offering and the discretion of the Sub-advisor.  As of December 31, 2011, the Advisor, Sub-advisor or their affiliates had incurred $7.1 million of organization and offering costs which had not been reimbursed.

Acquisition Fee—We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including acquisition or origination expenses and any debt attributable to such investments for the same periods. We incurred acquisition fees payable to the Advisor, Sub-advisor and their affiliates of $564,000 and $0, respectively, for the three months ended September 30, 2012 and 2011 in connection with our property acquisitions.  We incurred acquisition fees payable to the Advisor, Sub-advisor and their affiliates of $900,000 and $104,000, respectively, for the nine months ended September 30, 2012 and 2011.

Asset Management Fee—We pay the Advisor an asset management fee for the asset management services it provides pursuant to the advisory agreement. The asset management fee, payable monthly in arrears (based on assets we held during the previous month) will be equal to 0.08333% of the sum of the cost of all real estate and real estate-related investments we own and of our investments in joint ventures, including certain expenses and any debt attributable to such investments. However, the Advisor reimburses all or a portion of the asset management fee for any applicable period to the extent that as of the date of the payment, our modified funds from operations (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof, without any corresponding issuance of equity to the Sub-advisor or its affiliate), during the quarter were not at least equal to our declared distributions during the quarter. We cannot avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis. Total asset management fees incurred for the three months ended September 30, 2012 and 2011 were $480,000 and $79,000, respectively, with $268,000 and $79,000 of these fees being waived or reimbursed by the Advisor and Sub-advisor. For the three months ended September 30, 2012, the net asset management fees of $212,000 were paid by the Non-Controlling Interests, as the amount of asset management fees for which we are responsible was waived or reimbursed to us by the Advisor and Sub-advisor pursuant to the advisory agreement between the Joint Venture and the Advisor.  Total asset management fees incurred for the nine months ended September 30, 2012 and 2011 were $995,000 and $195,000, respectively, with $546,000 and $195,000 of these fees being waived or reimbursed by the Advisor and Sub-advisor. For the nine months ended September 30, 2012, the net asset management fees of $449,000 were paid by the Non-Controlling Interests, as the amount of asset management fees for which we are responsible was waived or reimbursed to us by the Advisor and Sub-advisor pursuant to the advisory agreement between the Joint Venture and the Advisor.

Financing Fee—We pay the Advisor or Sub-advisor a financing fee equal to 0.75% of all amounts made available under any loan or line of credit. We incurred financing fees payable to the Advisor, Sub-advisor and their affiliates of $304,000 and $0 for the three months ended September 30, 2012 and 2011, respectively. We incurred financing fees of $382,000 and $51,000 for the nine months ended September 30, 2012 and 2011, respectively.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, we will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if we sell an asset to an affiliate, our organizational documents will prohibit us from paying the Advisor a disposition fee. There were no disposition fees incurred during the three or nine months ended September 30, 2012 and 2011.

General and Administrative Expenses—The sponsors did not make any capital contributions to fund our general and administrative expenses during the three months ended September 30, 2012 and 2011. The sponsors provided $0 and $88,000, respectively, during the nine months ended September 30, 2012 and 2011, for certain of our general and administrative expenses as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. The sponsors do not intend to make further capital contributions to continue to fund our general and administrative expenses. As of September 30, 2012, we owed the Advisor, Sub-advisor and their affiliates $8,000 for general and administrative expenses paid on our behalf. The amount payable to the Advisor, Sub-advisor and their affiliates as of December 31, 2011, for general and administrative expenses was $1,140,000.  As of September 30, 2012, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Subordinated Share of Cash Flows—After investors who have not redeemed their shares have received a return of their net capital contributions and a 7.0% per year cumulative, non-compounded return, the Advisor is entitled to receive a total of 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. This fee is payable only if our shares are not listed on a national securities exchange.

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

Property Manager—All of our real properties are managed and leased by Phillips Edison & Company Ltd. (the “Property Manager”), an affiliated property manager. The Property Manager is wholly owned by our Phillips Edison sponsor and was organized on September 15, 1999. The Property Manager also manages real properties acquired by the Phillips Edison affiliates or other third parties.

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

Transactions involving the Property Manager consisted of the following:

	For the Three Months Ended		For the Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2012	2011	2012	2011	2012	2011

Property management fees	$212,000	$41,000	$450,000	$100,000	$88,000	$21,000
Leasing commissions	71,000	-	157,000	8,000	10,000	-
Construction management fees	10,000	1,000	20,000	1,000	11,000	2,000
Other fees and reimbursements	89,000	11,000	145,000	29,000	32,000	4,000

Total	$382,000	$53,000	$772,000	$138,000	$141,000	$27,000

Dealer Manager—Our dealer manager is Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is indirectly wholly owned by our AR Capital sponsor and provides certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager is generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.

Dealer manager fees incurred during the three months ended September 30, 2012 were $686,000, of which $229,000 was reallowed to participating broker-dealers. Selling commissions incurred during the three months ended September 30, 2012 were $2,257,000, all of which was reallowed to participating broker-dealers.  Dealer manager fees incurred during the three months ended September 30, 2011, were $122,000, $33,000 of which was reallowed to participating broker-dealers. Selling commissions incurred during the three months ended September 30, 2011 were $353,000, all of which was reallowed to participating broker-dealers.

Dealer manager fees incurred during the nine months ended September 30, 2012 were $1,338,000, of which $439,000 was reallowed to participating broker-dealers. Selling commissions incurred during the nine months ended September 30, 2012 were $4,246,000, all of which was reallowed to participating broker-dealers.  Dealer manager fees incurred during the nine months ended September 30, 2011, were $160,000, $33,000 of which was reallowed to participating broker-dealers. Selling commissions incurred during the nine months ended September 30, 2011 were $453,000, all of which was reallowed to participating broker-dealers.

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

As of September 30, 2012, the Sub-advisor owns 22,541 shares of our common stock, or approximately 0.26% of our outstanding common stock.

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

As of September 30, 2012 , we owe the Advisor, the Sub-advisor and their respective affiliates approximately $4.0 million for offering and organization expenses and asset management, property management, and other fees payable.

Offering and organization expenses payable	$3.6	million

Asset management, property management, and other fees payable	0.4	million

Total due as of September 30, 2012	$4.0	million

In addition, approximately $5.4 million of offering costs incurred by the Sub-advisor on our behalf has not been charged to us or recorded in our consolidated financial statements.  Whether these costs will be billed to us in the future will depend on the success of our offering and the discretion of the Sub-advisor.  The sponsors provided $0 and $88,000, respectively, during the three and nine months ended September 30, 2011 and $228,000 since inception for certain of our general and administrative expenses as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. There was no sponsor contribution for the three or nine months ended September 30, 2012.  Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

12. FUTURE MINIMUM RENTS

Our operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at September 30, 2012, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows:

Year	Amount

October 1 to December 31, 2012	$4,864,000
2013	18,866,000
2014	17,220,000
2015	14,908,000
2016	13,519,000
2017 and thereafter	63,116,000

Total	$132,493,000

The following table sets forth information regarding the tenant comprising ten percent or more of the aggregate annualized effective rent of our 20 shopping centers as of September 30, 2012:

Publix	14.0%

13. SUBSEQUENT EVENTS

Acquisition of New Prague Commons

On October 12, 2012, the Joint Venture acquired a 100% interest in a Coborn’s-anchored shopping center, New Prague Commons, located in New Prague, Minnesota, a suburb of Minneapolis-St.Paul, for a purchase price of approximately $10.2 million. This acquisition was financed with the proceeds from a term loan agreement with U.S. Bank, proceeds from our initial public offering, and cash provided by the Non-Controlling Interests. The 59,948 square foot property is 98.2% occupied.

Acquisition of Brook Park Plaza

On October 23, 2012, we acquired a 100% interest in a Giant Eagle-anchored shopping center, Brook Park Plaza, located in Brook Park, Ohio, a suburb of Cleveland, for a purchase price of approximately $10.1 million. This acquisition was partially financed through the assumption of existing mortgage indebtedness. The remainder of the purchase price was funded with proceeds from our ongoing public offering.  The 157,459 square foot property is 87.8% occupied.

Sale of Shares of Common Stock

From October 1, 2012 through October 31, 2012, we raised approximately $16.3 million through the issuance of 1,634,639 shares of common stock under our offering. As of November 1, 2012, approximately 139.6 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRP.

Distributions

On October 1, 2012, we paid a distribution equal to a daily amount of $0.00178082 per share of common stock outstanding for stockholders of record for the period from September 1, 2012 through September 30, 2012. The total gross amount of the distribution was approximately $431,000, with $168,000 being reinvested in the DRP, for a net cash distribution of $263,000.

On November 1, 2012, we paid a distribution equal to a daily amount of $0.00178082 per share of common stock outstanding for stockholders of record for the period from October 1, 2012 through October 31, 2012. The total gross amount of the distribution was approximately $524,000, with $214,000 being reinvested in the DRP, for a net cash distribution of $310,000.

On September 13, 2012, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing November 1, 2012 through and including November 30, 2012.  On October 9, 2012, our board of directors authorized distributions to the stock holders of record at the close of business each day in the period commencing December 1, 2012 through and including December 31, 2012. The authorized distributions will equal an amount of $0.00178082 per share of common stock, par value $0.01 per share. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes. Distributions for the month of November will be paid on such day of December 2012 as our President may determine, and distributions for the month of December will be paid on such day of January 2013 as our President may determine.

Payoff of Debt Obligations

On October 30, 2012 and November 5, 2012, the Joint Venture paid off the remaining balances due on the mortgage loans for Lakeside Plaza and Snow View Plaza, respectively. The mortgage payable balances for Lakeside Plaza and Snow View Plaza prior to the payments were $5.37 million and $7.52 million, respectively. The Lakeside Plaza and Snow View Plaza loans were set to mature on December 10, 2012 and December 12, 2012, respectively.

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

Overview

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009 and has elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010. Substantially all of our business is expected to be conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are the sole limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

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

As of September 30, 2012, we had issued 8,644,356 shares of common stock, including 89,658 shares issued through the DRP, generating gross cash proceeds of $84.8 million.

Our advisor is AR Capital, LLC (formerly American Realty Capital II Advisors, LLC) (the “Advisor”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by American Realty Capital II, LLC (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services, in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.

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

The Joint Venture intends to invest in grocery-anchored neighborhood and community shopping centers with acquisition costs of no more than $20 million per property. We have committed to contribute approximately $58.7 million to the Joint Venture, and the Non-Controlling Interests have committed to contribute $50 million in cash. Through September 30, 2012, the Joint Venture holds 19 properties. As of September 30, 2012, we have contributed approximately $46.7 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture, and the Non-Controlling Interests have contributed approximately $39.8 million in cash to the Joint Venture. Until March 20, 2013 (or the investment of all of the capital that is to be contributed to the Joint Venture), neither we nor the Sub-advisor or its affiliates may acquire properties meeting the Joint Venture’s investment strategy, except through the Joint Venture.

We owned fee simple interests in 20 real estate properties, 19 of which we owned through the Joint Venture, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor as of September 30, 2012:

								Average
					Contract		Rentable	Remaining
		Ownership		Date	Purchase		Square	Lease Term		%
Property Name	Location	Interest	Anchor	Acquired	Price(1)		Footage	in Years		Leased
Lakeside Plaza	Salem, VA	54%	Kroger	12/10/2010	$8.75	million	82,798	4.4	years	100.0%
Snow View Plaza	Parma, OH	54%	Giant Eagle	12/15/2010	$12.30	million	100,460	6.8	years	94.0%
St. Charles Plaza	Haines City, FL	54%	Publix	6/10/2011	$10.10	million	65,000	9.4	years	96.3%
Centerpoint	Easley, SC	54%	Publix	10/14/2011	$6.85	million	72,287	9.8	years	84.7%
Southampton Village	Tyrone, GA	54%	Publix	10/14/2011	$8.35	million	77,956	8.0	years	86.5%
Burwood Village Center	Glen Burnie, MD	54%	Food Lion	11/9/2011	$16.60	million	105,834	5.7	years	100.0%
Cureton Town Center	Waxhaw, NC	54%	Harris Teeter	12/29/2011	$13.95	million	84,357	9.5	years	97.2%
Tramway Crossing	Sanford, NC	54%	Food Lion	2/23/2012	$5.50	million	62,382	3.6	years	93.7%
Westin Centre	Fayetteville, NC	54%	Food Lion	2/23/2012	$6.05	million	66,890	3.2	years	97.9%
The Village at Glynn Place	Brunswick, GA	54%	Publix	4/27/2012	$11.35	million	111,924	7.6	years	94.1%
Meadowthorpe Shopping Center	Lexington, KY	54%	Kroger	5/9/2012	$8.55	million	87,384	3.0	years	95.6%
New Windsor Marketplace	Windsor, CO	54%	King Soopers(2)	5/9/2012	$5.55	million	95,877	7.1	years	87.4%
Vine Street Square	Kissimmee, FL	54%	Walmart(3)	6/4/2012	$13.65	million	120,699	6.3	years	100.0%
Northtowne Square	Gibsonia, PA	54%	Giant Eagle	6/19/2012	$10.58	million	113,372	7.9	years	100.0%
Brentwood Commons	Bensenville, IL	54%	Dominick's(4)	7/5/2012	$14.85	million	125,550	6.4	years	98.1%
Sidney Towne Center	Sidney, OH	54%	Kroger	8/2/2012	$4.30	million	118,360	6.5	years	98.5%
Broadway Plaza	Tucson, AZ	54%	Sprouts	8/13/2012	$12.68	million	83,612	5.1	years	96.8%
Richmond Plaza	Augusta, GA	54%	Kroger	8/30/2012	$19.50	million	178,167	5.3	years	87.3%
Publix at Northridge	Sarasota, FL	54%	Publix	8/30/2012	$11.50	million	65,320	9.7	years	84.1%
Baker Hill Center	Glen Ellyn, IL	100%	Dominick's(4)	9/6/2012	$21.60	million	135,355	4.8	years	98.2%
_______________________
(1)	The contract purchase price excludes closing costs and acquisition costs.
(2)	King Soopers is an affiliate of Kroger.
(3)	The anchor tenant of Vine Street Square is a Walmart Neighborhood Market.
(4)	Dominick's is an affiliate of Safeway, Inc.

The terms and expirations of our operating leases vary. The leases frequently contain provisions for the extension of the lease agreement and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The following table lists, on an aggregate basis, all of the scheduled lease expirations after September 30, 2012 over each of the years ending December 31, 2012 and thereafter for our 20 shopping centers. The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations:

		Number of		% of Total Portfolio
		Expiring	Annualized	Annualized	Leased Rentable	% of Rentable
	Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
	2012	14	$317,805	1.6%	20,482	1.1%
	2013	45	1,576,327	8.0%	98,997	5.4%
	2014	55	2,409,077	12.3%	201,086	10.9%
	2015	45	1,834,605	9.3%	125,141	6.8%
	2016	38	1,486,574	7.6%	144,627	7.8%
	2017	35	1,342,113	6.8%	131,073	7.1%
	2018	8	1,342,709	6.8%	104,158	5.6%
	2019	13	1,619,188	8.2%	172,513	9.3%
	2020	7	1,010,525	5.1%	83,376	4.5%
	2021	8	700,813	3.6%	122,985	6.6%
	Thereafter	20	6,028,117	30.7%	646,521	34.9%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2012 multiplied by 12 months, less any tenant concessions.

The following table sets forth information regarding the tenants comprising ten percent or more of the aggregate annualized effective rent or occupying ten percent or more of the aggregate rentable square footage at our 20 shopping centers as of
September 30, 2012:
% of Total
				Portfolio		% of Total
			Annualized	Annualized	Rentable	Portfolio
			Effective	Effective	Square	Square	Lease
Tenant Name/Property		Tenant Industry	Rent(1)	Rent	Footage	Footage	Expiration
	Publix Super Markets/St.	Retail - Grocery Store	2,754,879	14.0%	243,630	13.2%	(2)
Charles Plaza,
Southampton Village,
Publix at Northridge,
Centerpoint, and The
Village at Glynn Place
	Kroger/Lakeside Plaza,	Retail - Grocery Store	1,352,042	6.9%	300,737	16.2%	(3)
Meadowthorpe Shopping
Center, New Windsor
Market Place, Richmond
Plaza, and Sidney
Towne Center

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2012 multiplied by 12 months, less any tenant concessions.
(2)	Publix’s leases at St. Charles Plaza, Southampton Village, Publix at Northridge, Centerpoint, and The Village at Glynn Place expire in
October 2027, December 2023, December 2023, January 2023, and December 2022, respectively. Publix has seven options to extend the term of its lease at St. Charles Plaza by five years each. Publix has six options to extend the term of its lease at Southampton Village by five years each. Publix has eight options to extend the term of its lease at Publix at Northridge by five years each. Publix has six options to extend the term of its lease at Centerpoint by five years each. Publix has four options to extend the term of its lease at The Village at Glynn Place by five years each.
(3)	Kroger’s leases at Lakeside Plaza, Meadowthorpe Shopping Center, New Windsor Marketplace, Richmond Plaza, and Sidney Towne Center
expire in January 2019, February 2017, October 2028, December 2014, and September 2021, respectively. Kroger has five options to extend the term of its lease at Lakeside Plaza by five years each. Kroger has four options to extend the term of its lease at Meadowthorpe Shopping
Center by five years each. Kroger (King Soopers) has a ground lease with ten options to extend the term at New Windsor Marketplace by five years each. Kroger has five options to extend the term of its lease at Richmond Plaza by five years each. Kroger has six options to extend the term of its lease at Sidney Towne Center by five years each.

No material tenant credit issues have been identified at this time. As of September 30, 2012, we had no material current tenant rent balances outstanding over 90 days.

Portfolio Tenancy

Prior to the acquisition of a property, we assess the suitability of the grocery-anchor tenant and other tenants in light of our investment objectives, namely, preserving capital and providing stable cash flows for distributions. Generally, we assess the strength of the tenant by consideration of company factors, such as its financial strength and market share in the geographic area of the shopping center, as well as location-specific factors, such as the store’s sales, local competition and demographics. When assessing the tenancy of the non-anchor space at the shopping center, we consider the tenant mix at each shopping center in light of our portfolio, the proportion of national and national franchise tenants, and the creditworthiness of specific tenants. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals.

The following table presents the composition of our portfolio by tenant type:

				Annualized	% of
		Leased	% of Leased	Effective	Annualized
	Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
	Grocery anchor	1,029,591	56%	$8,635,572	44%
	National & regional	526,557	28%	6,744,752	34%
	Local	294,811	16%	4,287,528	22%
		1,850,959	100%	$19,667,852	100%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2012 multiplied by 12 months, less any
	tenant concessions.

The following table presents the composition of our portfolio by tenant industry:

				Annualized	% of
		Leased	% of Leased	Effective	Annualized
	Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
	Grocery	1,029,591	56%	$8,635,572	44%
	Retail Stores	339,522	18%	3,776,876	19%
	Services	305,967	16%	4,419,053	22%
	Restaurant	170,019	9%	2,749,895	14%
	Government	5,860	1%	86,456	1%
		1,850,959	100%	$19,667,852	100%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2012 multiplied by 12 months, less any
	tenant concessions.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant:

					% of
				Leased	Leased	Annualized	% of
		Credit	Tenant	Square	Square	Effective	Annualized
	Tenant	Rating(1)	Industry	Feet	Feet	Rent(2)	Effective Rent
	Kroger	BBB	Retail - Grocery Store	300,737	16.1%	$1,352,042	6.9%
	Publix	NR	Retail - Grocery Store	243,630	13.2%	2,754,879	14.0%
	Giant Eagle(3)	NR/BBB	Retail - Grocery Store	144,648	7.8%	1,171,857	6.0%
	Dominick's(4)	BBB	Retail - Grocery Store	137,159	7.4%	1,632,099	8.3%
	Food Lion(5)	NR/BBB-	Retail - Grocery Store	95,665	5.2%	861,965	4.4%
	Harris Teeter	NR	Retail - Grocery Store	48,756	2.6%	400,000	2.0%
	Walmart(6)	AA	Retail - Grocery Store	31,979	1.7%	225,000	1.1%
	Sprouts Farmers Market	B+	Retail - Grocery Store	28,217	1.6%	271,730	1.4%
	All other tenants		Retail/ Restaurant/Services	820,168	44.4%	10,998,280	55.9%
				1,850,959	100.0%	$19,667,852	100.0%

(1)	A credit rating of NR signifies that the tenant's credit has not been rated by a credit agency.
(2)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2012 multiplied by 12 months, less any
	tenant concessions.
(3)	The Giant Eagle lease at Snow View Plaza is guaranteed by Koninklijke Ahold N.V., which has an S&P credit rating of BBB.
(4)	Dominick's is an affiliate of Safeway, Inc., which has an S&P credit rating of BBB.
(5)	The Food Lion leases at Tramway Crossing and Westin Centre are guaranteed by Delhaize Group S.A., which has an
	S&P credit rating of BBB-.
(6)	The Walmart store at Vine Street Square is a Walmart Neighborhood Market.

Results of Operations

Overview

As we owned only three properties during the three- and nine-month periods ended September 30, 2011, virtually all differences when comparing that period to the three months and nine months ended September 30, 2012, are the result of the 17 properties acquired since September 30, 2011.

Summary of Operating Activities for the Three Months Ended September 30, 2012 and 2011

Total revenues for the three months ended September 30, 2012 were $5,148,000 with rental income of $4,044,000. Other revenues, largely comprised of tenant reimbursements, were $1,104,000. Total revenues for the three months ended September 30, 2011 were $839,000 with rental income of $634,000. Other revenues were $205,000.

Property operating costs were $785,000 for the three months ended September 30, 2012. The significant items comprising this expense were common area maintenance of $428,000 and property management fees paid to an affiliate of the Sub-advisor of $212,000. Property operating costs were $154,000 for the three months ended September 30, 2011. The significant items comprising this expense were common area maintenance of $70,000 and property management fees paid to an affiliate of the Sub-advisor of $41,000.

Real estate taxes were $674,000 and $123,000, respectively, for the three months ended September 30, 2012 and 2011.

General and administrative expenses were $509,000 and $212,000, respectively, for the three months ended September 30, 2012 and 2011. These amounts were comprised largely of audit and tax fees, asset management fees (2012 only), legal fees, board-related expenses and insurance expense.  In addition to the acquisition of 17 properties since September 30, 2011, the primary reason for the increase in general and administrative expenses is an increase in asset management fees paid by the Non-Controlling Interests.  As of September 30, 2012, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Under the terms of our advisory agreement, a waiver of all or a portion of the asset management fee will occur for any applicable period to the extent that, as of the date of the payment, our modified funds from operations (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof without any corresponding issuance of equity to the Sub-advisor or affiliate) during the quarter were not at least equal to our declared distributions during the quarter, provided that the distribution rate during such quarter was no more than $0.65 per share on an annualized basis.

Asset management fees were $480,000 for the three months ended September 30, 2012, but $268,000 of these fees were waived by the Advisor and Sub-advisor pursuant to the advisory agreement provision detailed in the previous paragraph. For the three months ended September 30, 2012, the net asset management fees of $212,000 were paid by the Non-Controlling Interests, as the amount of asset management fees for which we are responsible was waived or reimbursed to us by the Advisor and Sub-advisor pursuant to the advisory agreement between the Joint Venture and the Advisor.  Asset management fees were $79,000 for the three months ended September 30, 2011, but were waived by the Advisor and Sub-advisor.  Acquisition-related expenses were $1,097,000 for the three months ended September 30, 2012. Included in these acquisition-related expenses were $564,000 of acquisition fees paid to the Advisor and Sub-advisor. Acquisition-related expenses were $246,000 for the three months ended September 30, 2011.  Included in these acquisition-related expenses were expenses related to the formation of the Joint Venture, and approximately $49,000 of expense was incurred for acquisitions that did not close during the quarter ended September 30, 2011.

Depreciation and amortization expense for the three months ended September 30, 2012 and 2011, respectively, was $2,507,000 and $345,000.

Interest expense was $902,000 and $199,000, respectively, for the three months ended September 30, 2012 and 2011.

Our net loss attributable to our stockholders was $1,036,000 and $440,000, respectively, for the three months ended September 30, 2012 and 2011.

Summary of Operating Activities for the Nine Months Ended September 30, 2012 and 2011

Total revenues for the nine months ended September 30, 2012 were $10,468,000 with rental income of $8,255,000. Other revenues, largely comprised of tenant reimbursements, were $2,213,000. Total revenues for the nine months ended September 30, 2011 were $2,062,000 with rental income of $1,575,000 and other revenues of $487,000.

Property operating costs were $1,701,000 for the nine months ended September 30, 2012. The significant items comprising this expense were common area maintenance of $942,000 and property management fees paid to an affiliate of the Sub-advisor of $450,000. Property operating costs were $358,000 for the nine months ended September 30, 2011. The significant items comprising this expense were common area maintenance of $173,000 and property management fees paid to an affiliate of the Sub-advisor of $100,000.

Real estate taxes were $1,295,000 and $330,000, respectively, for the nine months ended September 30, 2012 and 2011.

General and administrative expenses were $1,178,000 and $588,000, respectively, for the nine months ended September 30, 2012 and 2011. These amounts were comprised largely of audit and tax fees, asset management fees (2012 only), legal fees, board-related expenses and insurance expense.  In addition to the acquisition of 17 properties since September 30, 2011, the primary reason for the increase in general and administrative expenses is an increase in asset management fees paid by the Non-Controlling Interests.  Our sponsors also provided $88,000 for certain of our general and administrative expenses as a capital contribution during the nine months ended September 30, 2011. Our sponsors have not received, and will not receive, any reimbursement for this contribution. Our sponsors do not intend to contribute monies to fund future expenses.  There was no such capital contribution for the nine months ended September 30, 2012.  As of September 30, 2012, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Under the terms of our advisory agreement, a waiver of all or a portion of the asset management fee will occur for any applicable period to the extent that, as of the date of the payment, our modified funds from operations, (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof without any corresponding issuance of equity to the Sub-advisor or affiliate), during the quarter were not at least equal to our declared distributions during the quarter, provided that the distribution rate during such quarter was no more than $0.65 per share on an annualized basis.

Asset management fees were $995,000 for the nine months ended September 30, 2012, but $546,000 of these fees were waived by the Advisor and Sub-advisor pursuant to the advisory agreement provision detailed in the previous paragraph. For the nine months ended September 30, 2012, the net asset management fees of $449,000 were paid by the Non-Controlling Interests, as the amount of asset management fees for which we are responsible was waived or reimbursed to us by the Advisor and Sub-advisor pursuant to the advisory agreement between the Joint Venture and the Advisor.  Asset management fees were $195,000 for the nine months ended September 30, 2011, but were waived by the Advisor and Sub-advisor.  Acquisition-related expenses were $2,416,000 for the nine months ended September 30, 2012. Included in these acquisition-related expenses were $900,000 of acquisition fees paid to the Advisor and Sub-advisor and $148,000 of expense incurred for acquisitions that did not close during the period. Acquisition-related expenses were $740,000 for the nine months ended September 30, 2011.  Included in these acquisition-related expenses were expenses related to the December 2010 acquisitions of Lakeside Plaza and Snow View Plaza, the June 2011 acquisition of St. Charles Plaza, expenses related to the formation of the Joint Venture and approximately $138,000 of expenses incurred for acquisitions that did not close.

Depreciation and amortization expense for the nine months ended September 30, 2012 and 2011, respectively, was $5,079,000 and $853,000.

Interest expense was $1,771,000 and $486,000, respectively, for the nine months ended September 30, 2012 and 2011.  Included in the interest expense for the nine months ended September 30, 2011, was $3,000 related to a loan provided to us by the Sub-advisor.

Our net loss attributable to our stockholders was $2,099,000 and $1,293,000, respectively, for the nine months ended September 30, 2012 and 2011.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needed for items other than acquisitions and acquisition-related expenses to be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of September 30, 2012, we had raised approximately $84.8 million in gross proceeds from our offering, including $0.9 million through the DRP.

As of September 30, 2012, we had cash and cash equivalents of approximately $15.7 million. During the nine months ended September 30, 2012, we had a net cash increase of approximately $8.8 million.

This cash increase was the result of:

•      $3.1 million provided by operating activities, largely the result of income generated from operations, a portion of which was offset by the reimbursement of general and administrative expenses to the Sub-advisor.  As of September 30, 2012, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses;

•      $112.7 million used in investing activities, which was the result of the 13 property acquisitions; and

•      $118.3 million provided by financing activities with approximately $134.7 million from the mortgage loans, $49.6 million from the net proceeds of the issuance of common stock and $25.3 million provided by the Non-Controlling Interests.  Partially offsetting these amounts was $89.0 million of net payments on the mortgage loans payable, distributions paid to the Non-Controlling Interests of $0.9 million and distributions paid to our stockholders of $1.4 million, net of DRP proceeds.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations, proceeds from our offering, and proceeds from secured and unsecured debt financings, along with any deferral or waiver of fees by the Advisor or Sub-advisor. Operating cash flows are expected to increase as additional properties are added to our portfolio. Other than the commissions paid to the Dealer Manager , the organization and offering costs associated with our offering are initially paid by our sponsors.  Our sponsors will be reimbursed for such costs up to 1.5% of the gross capital raised in our offering. As of September 30, 2012, we owe the Advisor, Sub-advisor and their affiliates $4.0 million of organization and offering costs, general and administrative expenses and other operational expenses incurred on our behalf.  In addition, approximately $5.4 million of offering costs incurred by the Sub-advisor on our behalf has not been charged to us or recorded in our consolidated financial statements. Whether these costs will be billed to us in the future will depend on the success of our offering and the discretion of the Sub-advisor. Our sponsors do not intend to continue to contribute monies to fund future expenses.  Our sponsors provided $88,000 during the nine months ended September 30, 2011 and $228,000 since inception for certain of our general and administrative expenses as capital contributions. Our sponsors have not received, and will not receive, any reimbursement or additional equity for these contributions. The sponsors provided no such capital contributions for the nine months ended September 30, 2012.  Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.  Until we have sufficient cash flow to cover our expenses, we may continue to seek to rely upon the Advisor, Sub-advisor and their respective affiliates for financial support.

We have $128.2 million of debt obligations, representing variable-rate and fixed-rate credit facilities and mortgage loans secured by our real estate assets.  Of the amount outstanding at September 30, 2012, $12.9 million is for the Lakeside Plaza and Snow View Plaza loans, which both mature in December 2012. We can extend these loans until December 2013 by paying a fee equal to 0.25% of the outstanding balance at the time of the maturity dates in December 2012.

Cash provided by operating activities was $3.1 million for the nine months ended September 30, 2012. Included in this total was approximately $2.4 million of real estate acquisition-related expenses incurred during the period and expensed in accordance with ASC 805, Business Combinations.

For the nine months ended September 30, 2012, gross distributions to stockholders of approximately $2,119,000 were paid, including $693,000 of distributions reinvested through the DRP, for net cash distributions of $1,426,000. These distributions were funded by a combination of cash generated from operating activities and borrowings.  On October 1, 2012, gross distributions of approximately $431,000 were paid, including $168,000 of distributions reinvested through the DRP, for net cash distributions of $263,000. These distributions were funded by a combination of cash generated from operating activities and borrowings.

On July 12, 2012, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing September 1, 2012 through and including October 31, 2012.  On September 13, 2012, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing November 1, 2012 through and including November 30, 2012.  On October 19, 2012, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing December 1, 2012 through and including December 31, 2012. The authorized distributions equal an amount of $0.00178082 per share of common stock, par value $0.01 per share. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.  Distributions for the month of October were paid on November 1, 2012.  Our policy is not to fund distributions with proceeds from our offering.

Our leverage ratio was 50.4% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, at cost) as of September 30, 2012.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on indebtedness, as well as payments on amounts due to our sponsors. Generally, we expect to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition-related expenses from the net proceeds of our offering and from debt financings. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we may use other sources to fund distributions as necessary, including contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates and borrowings under future debt agreements.

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

The table below summarizes our consolidated indebtedness at September 30, 2012.

	Principal	Weighted	Weighted
	Amount at	Average	Average Years
Debt(1)	September 30, 2012	Interest Rate	to Maturity

Fixed rate mortgages payable	$40,364,000	6.2%	4.1
Variable rate mortgages payable	87,863,000	2.7%	3.0

Total	$128,227,000	3.8%	3.3

(1)	The debt maturity table does not include any below-market debt adjustment, of which $1,588,000, net of accumulated amortization, was outstanding as of September 30, 2012.

Contractual Commitments and Contingencies

Our contractual obligations as of September 30, 2012, were as follows:

	Payments due by period
	($000s)
	Total	2012	2013	2014	2015	2016	2017

Long-term debt obligations - principal payments	$128,227	$13,164	$23,287	$17,480	$1,155	$25,348	$47,793
Long-term debt obligations - interest payments	15,507	1,193	4,294	3,323	2,454	1,874	2,369

Total	$143,734	$14,357	$27,581	$20,803	$3,609	$27,222	$50,162

Certain of our debt obligations contain certain restrictive covenants. As of September 30, 2012, we are in compliance with all restrictive covenants of our outstanding debt obligations.

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

FUNDS FROM OPERATIONS AND MODIFIED FUNDS FROM OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)
(Amounts in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Calculation of Funds from Operations
Net loss attributable to Company stockholders	$(1,036)	$(440)	$(2,099)	$(1,293)
Add:
Depreciation and amortization of real estate assets	2,507	345	5,079	853
Less:
Noncontrolling interest	(1,114)	-	(2,297)	-
Funds from operations	$357	$(95)	$683	$(440)

Calculation of Modified Funds from Operations
Funds from operations	$357	$(95)	$683	$(440)
Add:
Acquisition-related expenses	1,097	246	2,416	740
Net amortization of above- and below-market leases	62	97	337	214
Less:
Straight-line rental income	(164)	(14)	(286)	(34)
Amortization of market debt adjustment	(69)	-	(82)	-
Noncontrolling interest	(129)	-	(633)	-
Modified funds from operations	$1,154	$234	$2,435	$480

Distributions

During the three months ended September 30, 2012, gross distributions paid were $986,000, with $351,000 being reinvested through the DRP for net cash distributions of $635,000. During the three months ended September 30, 2011, gross distributions paid were $232,000 with $38,000 being reinvested through the DRP for net cash distributions of $194,000.  During the nine months ended September 30, 2012, gross distributions paid were $2,119,000 with $693,000 being reinvested through the DRP for net cash distributions of $1,426,000. There were gross distributions of $431,000 accrued and payable as of September 30, 2012. Distributions accrue at a daily rate of $0.00178082.  Distributions paid during the nine months ended September 30, 2012 were funded by a combination of cash provided by operating activities of $1,664,000 and proceeds from borrowings of $455,000.  Our net loss attributable to stockholders for the nine months ended September 30, 2012 was $2,099,000, and net cash provided by operating activities was $3,113,000.  Our cumulative distributions and net loss attributable to stockholders from inception through September 30, 2012 are $2,992,000 and $5,210,000, respectively.  We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash provided by operating activities, advances from the Sub-Advisor, and proceeds from debt financing.

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

We may receive income from interest or rents at various times during our fiscal year and, because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period.  We will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to borrowings to fund our distributions. We may also fund such distributions from advances from our sponsors or from any deferral or waiver of fees by the Advisor or Sub-advisor.  To the extent that we pay distributions from sources other than our cash provided by operating activities, we will have fewer funds available for investment in properties.  The overall return to our stockholders may be reduced, and subsequent investors may experience dilution.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2012. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

Impact of Recently Issued Accounting Pronouncements—In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our condensed consolidated financial statements.

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

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends a number of SEC sections in the FASB Accounting Standards Codification as a result of (1) the issuance of SAB 114, (2) the issuance of SEC Final Rule 33-9250, and (3) corrections related to ASU 2010-22.  ASU 2012-03 was effective upon issuance.  The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. ASU 2012-04 will be effective for us as of January 1, 2013. The adoption of this pronouncement is not expected to have a material impact on our condensed consolidated financial statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012, we had approximately $87.9 million of variable rate debt outstanding. In the future, we may hedge our exposure to interest rate fluctuations through the utilization of derivative financial instruments, such as interest rate swaps, in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As of September 30, 2012, we have not fixed the interest rates for our debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the fair market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage-point change in interest rates on the outstanding balance of variable-rate debt at September 30, 2012 would result in approximately $0.9 million of additional interest expense. We had no other outstanding interest rate contracts as of September 30, 2012.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2012, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

The Advisor and the Sub-advisor have informed us that they will waive or reimburse payment of the asset management fees to the extent that, as of the date of payment, our operating performance during the prior quarter has not been commensurate with our distributions during such period. Asset management fees were $995,000 for the nine months ended September 30, 2012, but $546,000 of these fees has been waived by the Advisor and Sub-advisor pursuant to the advisory agreement.  In addition, our sponsors have provided $228,000 towards certain of our general and administrative expenses as capital contributions since inception. Our sponsors have not received, and will not receive, additional equity securities or any reimbursement for these contributions. Our sponsors do not intend to continue to contribute monies to fund future distributions. Also, approximately $5.4 million of organization and offering costs have been incurred on our behalf by the Sub-advisor that have not been charged to us. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through the continuous offering. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of the offering and the discretion of the Sub-advisor.

Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

As of September 30, 2012, we have $87.9 million of variable rate debt obligations. Because we have such variable rate debt obligations, increases in interest rates would increase our interest costs and would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)          We did not sell any equity securities that were not registered under the Securities Act of 1933 during the nine months ended September 30, 2012.

b)        On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering our initial public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers, on a “best efforts” basis. The 30,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $285.0 million, or $9.50 per share. The primary offering will terminate on August 12, 2013 unless we file a registration statement for a follow-on offering. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of September 30, 2012, we have issued 8,644,356 shares of our common stock, inclusive of 89,658 shares issued pursuant to the dividend reinvestment plan, while raising $84.8 million in gross offering proceeds.

As of September 30, 2012, we have incurred the following cumulative offering costs in connection with the issuance and distribution of the registered securities:

($000s)	Offering Costs
Offering costs to related parties	$8,842
Offering costs to non-related parties	5,261

Total	$14,103

From the commencement of our ongoing initial public offering through September 30, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $70.7 million, including net offering proceeds from our dividend reinvestment plan of $0.9 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest primarily in grocery-anchored neighborhood and community shopping centers throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program, capital expenditures, tenant improvement costs, and other funding obligations. As of September 30, 2012, we have used the net proceeds from our ongoing primary public offering and debt financing to purchase $222.6 million in real estate and to pay $3.9 million of acquisition fees and expenses.

c)       We did not repurchase any of our securities during the three-month period ended September 30, 2012, and no shares eligible for redemption were the subject of any redemption requests during this period.

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

4.1

Form of Subscription Agreement (incorporated by reference to Appendix B to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 26, 2012)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3

Dividend Reinvestment Plan (incorporated by reference to Appendix C to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 26, 2012)

10.1

Agreement for Sale and Purchase of Property by and between Richmond Plaza Investors, L.P. and Phillips Edison Group LLC dated June 28, 2012 (incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 17, 2012)

10.2

Fourth Amendment to, and Reinstatement of, Agreement for Sale and Purchase of Property by and between Richmond Plaza Investors, L.P. and Phillips Edison Group LLC dated August 24, 2012 (incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 17, 2012)

10.3

Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Richmond Station LLC dated August 30, 2012 (incorporated by reference to Exhibit 10.56 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 17, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2011 and effective November 4, 2011)

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity; and (iv) Condensed Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: November 8, 2012	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Date: November 8, 2012	By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer