Form 10-K
period 2012-12-31
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2013-03-07
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

Aggregate market value of the voting stock held by non-affiliates: There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-164313), in which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $52.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan).

As of February 28, 2013, there were 18,498,738 outstanding shares of common stock of the Registrant.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

FORM 10-K

2012

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

As of December 31, 2012, we had issued 13,801,251 shares of common stock since inception, including 155,940 shares issued through the DRP, generating gross cash proceeds of $136.1 million.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by AR Capital LLC (formerly American Realty Capital II, LLC) (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”). Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.  As of December 31, 2012, we owned fee simple interests in 26 real estate properties, 20 of which we owned through the Joint Venture, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “CBRE Investor”). The joint venture is in the form of PECO-ARC Institutional Joint Venture I., L.P., a Delaware limited partnership (the “Joint Venture”). We, through an indirectly wholly owned subsidiary, hold an approximate 54% interest in the Joint Venture.  We serve as the general partner and manage the operations of the Joint Venture. The CBRE Investors hold the remaining approximate 46% interest.  We contributed approximately $58.7 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture (defined below), and the CBRE Investors contributed $50 million in cash.

Segment Data

We currently view our real estate assets as one reportable segment. Accordingly, we did not report any other segment disclosures in 2012.

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

The employees of Phillips Edison- or AR Capital-affiliated entities perform substantially all of the services related to our company. The expenses related to providing these services are charged to us based on time spent by these employees while providing services to us, excluding those acquisition, disposition, property management, asset management, financing, and other services that are covered under separate fees charged to us. The employee-related expenses related to organization and offering costs charged to us for the years ended December 31, 2012 and December 31, 2011 were $0 and $0.6 million, respectively. Also, $6.9 million of organization and offering costs incurred by the Sub-advisor on our behalf has not been charged to us or recorded in our consolidated financial statements for the year ended December 31, 2012. Whether these costs will be billed to us in the future is at the discretion of the Sub-advisor and will likely depend upon the success of our offering.

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

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

We have a limited operating history, and neither the Advisor nor the Sub-advisor has any prior operating history or any previous experience operating a public company, which makes our future performance difficult to predict.

We have a limited operating history and as of December 31, 2012, we owned interests in 26 real estate investments. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of the Advisor or affiliates of the Sub-advisor.

The Advisor and the Sub-advisor have limited operations as of the date of this report. Because previous Phillips Edison-sponsored programs were conducted through privately held entities, they were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. Our executive officers and directors have limited experience managing public companies. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance, and you should not assume that it will be similar to the prior performance of other Phillips Edison- or AR Capital-sponsored programs. Our lack of an operating history, the Advisor’s and the Sub-advisor’s lack of experience operating a public company, the differences between us and the private Phillips Edison-sponsored programs and our AR Capital sponsor’s limited experience in connection with investments of the type to be made by us significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

Our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct our offering, which makes an investment in us more speculative.

We have retained Realty Capital Securities, LLC, an affiliate of the Advisor, to conduct our offering.  The success of our offering, and our ability to implement our business strategy, is dependent upon the ability of Realty Capital Securities, LLC to build and maintain a network of broker-dealers to sell our shares to their clients. These broker-dealers may also be engaged by other REITs, and they may choose to emphasize the sale of those REITs’ shares over the sale of our shares. If Realty Capital Securities, LLC is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our offering will be limited, and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

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

Our joint venture arrangement with the CBRE Investors reduces our control over our assets and could give rise to disputes with our joint venture partners, which could adversely affect the value of your investment in us.

Our joint venture with the CBRE Investors involves risks not otherwise present when we own properties through wholly owned entities. For example:

•     Certain major decisions with respect to the Joint Venture require the approval of a majority of the executive committee of the Joint Venture. The committee includes two members appointed by the CBRE Investors and two members appointed by us. Our inability to obtain majority approval may prevent us from executing transactions that would be in our best interest.

•     A dispute with respect to certain major decisions may give either party the right to trigger buy/sell rights. Should we initiate the buy/sell procedures, we would (at the election of the CBRE Investors) have to sell our interests in the Joint Venture or buy the CBRE Investors’ interest in the Joint Venture. Should the CBRE Investors initiate the buy/sell procedures, we would have to choose between buying and selling our interest in the Joint Venture. If we are a seller under the buy/sell procedures, the terms of the sale may be less attractive than if we had held onto our investment; and if we are a buyer, we may be unable to finance such a buy-out or may have to incur indebtedness on unattractive terms or at levels that might not be in our best interest.

•     Our agreement with the CBRE Investors limits certain direct and indirect transfers of our interest in the Joint Venture. As a result, we may be unable to sell our interest in the Joint Venture when we would otherwise like and we may be unable to sell large equity interests in us or certain subsidiaries to a large investor that would, as a result of the sale, directly or indirectly own 20.0% or more of the subsidiary through which we own our interest in the Joint Venture.

Our investments made through the Joint Venture are held in a subsidiary REIT. If such subsidiary REIT were to fail to qualify as a REIT, our own REIT qualification could be threatened.

If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate and we may have fewer funds available for investment in properties and other assets and our stockholders’ overall returns may be reduced.

Our organizational documents permit us to pay distributions from any source without limit. If we fund distributions from financings or the net proceeds from this offering, we will have fewer funds available for investment in real estate properties and other real estate-related assets and our stockholders’ overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and other expenses, which could increase our operating costs. We may also fund such distributions from advances or contributions from our sponsors or from any deferral or waiver of fees by our advisor and sub-advisor. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.  For the year ended December 31, 2012, we paid distributions of approximately $3,673,000, including distributions reinvested through our dividend reinvestment plan, and our cash flows from operations under accounting principles generally accepted in the United States (“GAAP”) were approximately $4,033,000. For the year ended December 31, 2011, we paid distributions of approximately $873,000, including distributions reinvested through our dividend reinvestment plan, and our GAAP cash flows from operations were approximately $593,000.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends primarily upon the performance of the Sub-advisor, acting on behalf of the Advisor, with respect to the acquisition of our investments, including the ability to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in our offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. We can give no assurance that the Sub-advisor, acting on behalf of the Advisor, will be successful in obtaining suitable investments on financially attractive terms or that our objectives will be achieved. If we are unable to find suitable investments promptly, we will hold the proceeds from our offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions, and we may not be able to meet our investment objectives.

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

Despite improved access to capital for some companies, the capital and credit markets continue to be affected by extreme volatility and disruption during the past four years. The health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.

Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked. Liquidity in the global credit market has been severely contracted by market disruptions, and new lending is expected to remain subdued in the near term. We have relied on debt financing to finance most of our grocery-anchored shopping centers. As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets.

Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in grocery-anchored shopping centers could decrease below the amounts we paid for such investments;
•	the value of collateral securing any loan investment that we may make could decrease below the outstanding principal amounts of such loans;
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

We expect to allocate at least 90.0% of our portfolio to investments in well-occupied, grocery-anchored neighborhood and community shopping centers leased to a mix of national, creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. We intend to allocate no more than 10.0% of our portfolio to other real estate properties and real estate-related loans and securities such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our noncontrolling equity investments in other public companies to exceed 5.0% of the proceeds of this offering, assuming we sell the maximum offering amount. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

If we raise substantially less than the maximum offering amount under our offering, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of your investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our offering, therefore, could increase the risk that you will lose money in your investment.

Our offering is being made on a “best efforts” basis, whereby the brokers participating in the offering have no firm commitment or obligation to purchase any of the shares. As of December 31, 2012, we had raised aggregate gross offering proceeds of approximately $136.1 million from the sale of approximately 13.8 million shares in our offering, including shares sold under our dividend reinvestment plan.  At this time, it is unknown whether or not we will raise the maximum offering amount.

We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. If we are unable to raise the maximum offering amount, we will make fewer investments than originally intended resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located, and the length of lease terms with our tenants. In that case, adverse developments with respect to a single property, a geographic region, a small number of tenants, or rental rates when we renew a lease or re-lease a property would have a greater adverse impact on our operations than they otherwise would.

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

Our success depends to a significant degree upon the contributions of Nicholas Schorsch and William Kahane at the Advisor and Dealer Manager, and Jeffrey Edison and Michael Phillips, the Co-Chairs of our Board of Directors, John B. Bessey, our President, R. Mark Addy, our Chief Operating Officer, and Richard J. Smith, our Chief Financial Officer, at the Sub-advisor. We do not have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Advisor’s, the Sub-advisor’s, and their respective affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and the Advisor, the Sub-advisor and their respective affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms, as needed, that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

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

•      acquisitions of properties and other investments from third parties, which entitle the Advisor and the Sub-advisor to acquisition and asset-management compensation and loan originations to third parties;

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

The officers of the Advisor are part of the senior management or are key personnel of several other AR Capital-sponsored REITs and their advisors. Some of the AR Capital-sponsored REITs have registration statements that are not yet effective and are in the development phase, while others have registration statements that became effective in the past two years. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our AR Capital sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of the officers of the Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer.

We compete for investors with other programs of our AR Capital sponsor, which could adversely affect the amount of capital we have to invest.

Our AR Capital sponsor is currently the sponsor of several other public offerings of non-traded REIT shares, which offerings will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and intend to elect to be taxed as REITs. The offerings are occurring concurrently with our offering, and our AR Capital sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in our offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

Our sponsors face conflicts of interest relating to the acquisition of assets and leasing of properties, and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

We rely on our sponsors and the executive officers and other key real estate professionals at the Advisor and Sub-advisor to identify suitable investment opportunities for us, with the Sub-advisor having primary responsibility for identifying suitable investments for us on behalf of the Advisor. Our individual AR Capital and Phillips Edison sponsors and several of the other key real estate professionals of the Advisor and Sub-advisor are also the key real estate professionals at our entity sponsors and their other public and private programs. Many investment opportunities that are suitable for us may also be suitable for other Phillips Edison- or AR Capital-sponsored programs. Generally, the Advisor and Sub-advisor will not pursue any opportunity to acquire any real estate properties or real estate-related loans and securities that are directly competitive with our investment strategies, unless and until the opportunity is first presented to us, subject to certain exceptions. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase real estate or any significant asset related to real estate unless the Advisor or Sub-advisor has recommended the investment to us. Thus, the executive officers and real estate professionals of the Advisor and Sub-advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.

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

The Advisor and Sub-advisor face conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement, the Advisor and Sub-advisor or their affiliates will be entitled to fees that are structured in a manner intended to provide incentives to the Advisor and Sub-advisor to perform in our best interests and in the best interests of our stockholders. However, because neither Advisor, the Sub-advisor nor any of their affiliates maintain a significant equity interest in us and are entitled to receive certain minimum compensation regardless of performance, the interests of the Advisor and Sub-advisor are not wholly aligned with those of our stockholders. In that regard, the Advisor and Sub-advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle the Advisor and Sub-advisor to fees. In addition, the Advisor’s and Sub-advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in the Advisor and Sub-advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor and Sub-advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement will require us to pay a performance-based termination fee to the Advisor and Sub-advisor or their affiliates if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such termination, in respect of their participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor and Sub-advisor or their affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor and Sub-advisor. For a more detailed discussion of the fees payable to the Advisor, Sub-advisor and their affiliates in connection with our ongoing public offering and in connection with the management of our company, see Note 10 to the consolidated financial statements.

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

Our sponsors, our officers, the Advisor, the Sub-advisor and the real estate and other professionals assembled by the Advisor and Sub-advisor face competing demands relating to their time, and this may cause our operations and our stockholders’ investment to suffer.

We rely on the Sub-advisor, acting on behalf of the Advisor, for the day-to-day operation of our business. In addition, the Sub-advisor has the primary responsibility for the selection of our investments on behalf of the Advisor. The Advisor consults with the Sub-advisor with respect to proposed acquisitions, and the Advisor and the Sub-advisor jointly recommend investment opportunities to our board of directors, but in the event of a disagreement, the determination of the Sub-advisor will prevail. The Advisor and Sub-advisor also work jointly to make major decisions affecting us, all under the direction of our board of directors. The Advisor and Sub-advisor rely on our sponsors and their respective affiliates to conduct our business. Messrs. Phillips and Edison are principals of Phillips Edison and the affiliates that manage the assets of the other Phillips Edison-sponsored programs. Similarly, our individual AR Capital sponsors are key executives in other AR Capital-sponsored programs. As a result of their interests in other Phillips Edison- or AR Capital-sponsored programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other Phillips Edison- or AR Capital-sponsored programs and other business activities in which they are involved. Should the Advisor or Sub-advisor breach its fiduciary duties to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments and the value of our stockholders’ investments may decline.

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

The Advisor and Sub-advisor have waived or reimbursed payment of cash asset management fees to the extent that, as of the date of payment, our operating performance during the prior quarter was not commensurate with our distributions during such period. Cash asset management fees were $1,243,000 for the year ended December 31, 2012, but $546,000 of these fees were waived by the Advisor and Sub-advisor pursuant to the advisory agreement. In addition, our sponsors have provided $228,000 towards certain of our general and administrative expenses as capital contributions since inception. Our sponsors have not received, and will not receive, additional equity securities or any reimbursement for these contributions. Our sponsors do not intend to continue to contribute monies to fund future distributions. Also, approximately $6.9 million of organization and offering costs have been incurred on our behalf by the Sub-advisor that have not been charged to us because of the uncertainty as to the amount of proceeds we will raise in our initial public offering. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through our offering. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of this offering and the discretion of the Sub-advisor.

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

To assist FINRA members and their associated persons that participate in this offering, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the Advisor estimated the value of our common shares as $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that the offering price of our shares of common stock in our initial public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). The Advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. If our board of directors determines that it is in our best interest, we may conduct follow on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.)

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

These fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

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

The recent economic downturn and weak recovery in the United States has had an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants, which could have an adverse impact on our financial operations.

The recent economic downturn and weak recovery in the United States has had an adverse impact on the retail industry generally.  A continuation of adverse economic conditions would result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth would likely hinder new entrants into the retail market, which would make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of the retail properties that we plan to acquire and our results of operations.

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

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on financial condition and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy, and therefore, funds may not be available to pay such claims in full.

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

We have entered into the Joint Venture and may enter into additional joint ventures with third parties, including entities that are affiliated with the Advisor or Sub-advisor, to acquire properties and other assets. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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

•      the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable, or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

•      the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor or Sub-advisor, certain conflicts of interest will exist. Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of our stockholders’ investments.

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

We have not established any limit upon the geographic concentration of properties securing mortgage loans acquired or originated by us or the credit quality of borrowers of uninsured mortgage assets acquired or originated by us. As a result, properties securing our mortgage loans may be overly concentrated in certain geographic areas, and the underlying borrowers of our uninsured mortgage assets may have low credit quality. We may experience losses due to geographic concentration or low credit quality.

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

The value of our mortgage loan assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. To the extent we originate mortgage loans, we expect that such mortgage loans will have a measure of protection from prepayment in the form of prepayment lock-out periods or prepayment penalties. However, this protection may not be available with respect to investments that we acquire but do not originate. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to fully recoup our cost of acquisition of certain investments.

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

We may make and acquire mezzanine loans. These types of mortgage loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

We may make equity investments in other REITs and other real estate companies. If we make such investments, we will target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our noncontrolling equity investments in other public companies to exceed 5.0% of the proceeds of our offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Our investments in real estate-related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this report.

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

We have obtained, and are likely to continue to obtain, lines of credit and other long-term financing that are secured by our properties and other assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets without conflicts committee approval. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to limit our total liabilities to 75.0% of the aggregate cost of our investments before non-cash reserves and depreciation. We may borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

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

We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited, and our stockholders could lose all or part of their investment.

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

As of December 31, 2012, we have $113.1 million of variable rate debt obligations. Because we have such variable rate debt obligations, increases in interest rates would increase our interest costs and would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

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

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in the DRP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

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

From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid

U.S. federal corporate income tax and the 4.0% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective, and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in or any new U.S. federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates.

Legislation enacted in 2003 and modified in 2005, 2010, and 2013 generally reduces the maximum tax rate for dividends payable to certain stockholders who are domestic individuals, trusts and estates to 20.0%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates, to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

If the Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation.

We intend to maintain the status of the Operating Partnership as a disregarded entity or partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a disregarded entity or partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

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

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles (“GAAP”)), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the position of the IRS regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a dividend reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid preferential dividends, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election without the approval of our stockholders if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

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

A foreign investor disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to FIRPTA on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to qualify as a “domestically controlled” REIT, we cannot assure you that we will. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

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

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. From the commencement of our offering until 18 months have passed without a sale in a “public equity offering” of our common stock, we expect to use the gross offering price of a share of common stock in our most recent offering as the per share estimated value. For purposes of this definition, we will not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

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

If you invest in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.

If you establish an IRA or other retirement plan through which you invest in our shares, federal law may require you to withdraw required minimum distributions ("RMDs") from such plan in the future. Our share repurchase program limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. Additionally, you will not be eligible to have your shares repurchased until you have held your shares for at least one year. As a result, you may not be able to have your shares repurchased at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to have your shares repurchased, such repurchase may be at a price less than the price at which the shares were initially purchased, depending on how long you have held your shares. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.      PROPERTIES

Real Estate Investments

As of December 31, 2012, we owned fee simple interests in 26 properties in 15 states across the United States that collectively total 2,490,177 square feet with a combined purchase price of $307.0 million.  Included in these totals are 20 properties owned through the Joint Venture that total 1,878,177 square feet with a combined purchase price of $211.1 million.  Our portfolio was purchased at an 8.1% weighted average capitalization rate, calculated by dividing the annualized net operating income of each property as of the date of acquisition by the purchase price of such property.  As of December 31, 2012, our portfolio was 95.0% leased with approximately 80.0% of rents coming from grocery, national, and regional tenants), including 11 market-leading grocers.  For additional portfolio information, refer to “Real Estate and Accumulated Depreciation (Schedule III)” herein.

					Contract		Average
					Purchase	Rentable	Remaining
		Ownership		Date	Price(1)	Square	Lease Term		%
Property Name	Location	Interest	Anchor	Acquired	(in thousands)	Footage	in Years		Leased
Lakeside Plaza	Salem, VA	54%	Kroger	12/10/2010	$8,750	82,798	4.1	years	100.0%
Snow View Plaza	Parma, OH	54%	Giant Eagle	12/15/2010	12,300	100,460	6.5	years	97.0%
St. Charles Plaza	Haines City, FL	54%	Publix	6/10/2011	10,100	65,000	9.4	years	96.3%
Centerpoint	Easley, SC	54%	Publix	10/14/2011	6,850	72,287	9.5	years	84.7%
Southampton Village	Tyrone, GA	54%	Publix	10/14/2011	8,350	77,956	8.6	years	91.9%
Burwood Village Center	Glen Burnie, MD	54%	Food Lion	11/9/2011	16,600	105,834	5.6	years	100.0%
Cureton Town Center	Waxhaw, NC	54%	Harris Teeter	12/29/2011	13,950	84,357	9.3	years	100.0%
Tramway Crossing	Sanford, NC	54%	Food Lion	2/23/2012	5,500	62,382	3.4	years	95.9%
Westin Centre	Fayetteville, NC	54%	Food Lion	2/23/2012	6,050	66,890	3.0	years	97.9%
The Village at Glynn Place	Brunswick, GA	54%	Publix	4/27/2012	11,350	111,924	7.4	years	96.2%
Meadowthorpe Shopping Center	Lexington, KY	54%	Kroger	5/9/2012	8,550	87,384	3.6	years	97.4%
New Windsor Marketplace	Windsor, CO	54%	King Soopers(2)	5/9/2012	5,550	95,877	6.6	years	90.3%
Vine Street Square	Kissimmee, FL	54%	Walmart(3)	6/4/2012	13,650	120,699	6.0	years	100.0%
Northtowne Square	Gibsonia, PA	54%	Giant Eagle	6/19/2012	10,575	113,372	7.9	years	100.0%
Brentwood Commons	Bensenville, IL	54%	Dominick's(4)	7/5/2012	14,850	125,550	6.5	years	98.1%
Sidney Towne Center	Sidney, OH	54%	Kroger	8/2/2012	4,300	118,360	6.3	years	98.5%
Broadway Plaza	Tucson, AZ	54%	Sprouts	8/13/2012	12,675	83,612	5.2	years	95.9%
Richmond Plaza	Augusta, GA	54%	Kroger	8/30/2012	19,500	178,167	5.2	years	86.5%
Publix at Northridge	Sarasota, FL	54%	Publix	8/30/2012	11,500	65,320	9.4	years	86.2%
Baker Hill Center	Glen Ellyn, IL	100%	Dominick's(4)	9/6/2012	21,600	135,355	4.7	years	96.7%
New Prague Commons	New Prague, MN	54%	Coborn's	10/12/2012	10,150	59,948	8.4	years	98.2%
Brook Park Plaza	Brook Park, OH	100%	Giant Eagle	10/23/2012	10,140	157,459	5.3	years	87.8%
Heron Creek Towne Center	North Port, FL	100%	Publix	12/17/2012	8,650	64,664	6.4	years	90.4%
Quartz Hill Towne Centre	Lancaster, CA	100%	Vons(4)	12/26/2012	20,970	110,306	4.1	years	98.1%
Hilfiker Square	Salem, OR	100%	Trader Joe's	12/28/2012	8,000	38,558	9.2	years	100.0%
Village One Plaza	Modesto, CA	100%	Raley's	12/28/2012	26,500	105,658	13.8	years	91.6%

(1)					The contract purchase price excludes closing costs and acquisition costs.
(2)					King Soopers is an affiliate of Kroger.
(3)					The anchor tenant of Vine Street Square is a Walmart Neighborhood Market.
(4)					Dominick's and Vons are affiliates of Safeway, Inc.

Lease Expirations and Significant Tenants

The following table lists, on an aggregate basis, all of the scheduled lease expirations after December 31, 2012 over each of the years ending December 31, 2013 and thereafter for our 26 shopping centers.  The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring(2)	Square Feet Expiring
2013	52	$1,721	6.5%	125,300	5.3%
2014	63	2,803	10.5%	225,152	9.6%
2015	55	2,589	9.7%	188,111	8.0%
2016	47	1,945	7.3%	179,262	7.7%
2017	54	2,393	9.0%	177,840	7.6%
2018	20	1,772	6.7%	132,484	5.7%
2019	17	2,563	9.6%	260,441	11.1%
2020	8	1,062	4.0%	86,076	3.7%
2021	12	1,482	5.6%	188,512	8.0%
2022	5	1,876	7.0%	168,694	7.2%
Thereafter	20	6,433	24.1%	610,493	26.1%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2012 multiplied by 12 months, less any tenant concessions.
(2)	Does not include leases that had not begun to pay rent as the commencement dates for such leases had not been determined as of December 31,
2012.

The following table sets forth information regarding the tenants comprising ten percent or more of the aggregate annualized effective rent or occupying ten percent or more of the aggregate rentable square footage at our 26 shopping centers as of December 31, 2012 (dollars in thousands):

% of Total
				Portfolio		% of Total
			Annualized	Annualized		Portfolio
		Number of	Effective	Effective	Leased	Square
Tenant Name/Property	Tenant Industry	Locations	Rent(1)	Rent	Square Feet	Footage
Publix Super Markets(2)	Retail - Grocery Store	8	$3,183	11.9%	289,501	11.6%
Kroger(2)	Retail - Grocery Store	7	1,352	5.1%	300,737	12.1%

(1)			We calculate annualized effective rent as monthly contractual rent as of December 31, 2012 multiplied by 12 months, less any tenant concessions.
(2)			Includes non-grocery leases such as fuel stations and liquor stores.

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

The following table presents the composition of our portfolio by tenant type as of December 31, 2012 (dollars in thousands):

				Annualized	% of
		Leased	% of Leased	Effective	Annualized
	Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
	Grocery anchor	1,329,139	56.2%	$12,265	46.0%
	National & regional	664,974	28.1%	9,081	34.1%
	Local	370,941	15.7%	5,294	19.9%
		2,365,054	100.0%	$26,640	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2012 multiplied by 12 months, less any tenant concessions.

The following table presents the composition of our portfolio by tenant industry as of December 31, 2012 (dollars in thousands):

				Annualized	% of
		Leased	% of Leased	Effective	Annualized
	Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
	Grocery	1,329,139	56.2%	$12,265	46.0%
	Retail Stores	434,656	18.5%	5,064	19.1%
	Services	398,230	16.8%	5,791	21.7%
	Restaurant	197,169	8.3%	3,434	12.9%
	Government	5,860	0.2%	86	0.3%
		2,365,054	100.0%	$26,640	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2012 multiplied by 12 months, less any tenant concessions.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of December 31,
2012 (dollars in thousands):

				% of
			Leased	Leased	Annualized	% of
		Tenant	Square	Square	Effective	Annualized
	Tenant	Industry	Feet	Feet	Rent(1)	Effective Rent
	Kroger(2)	Retail - Grocery Store	299,537	12.6%	$1,318	4.9%
	Publix	Retail - Grocery Store	286,401	12.1%	3,110	11.7%
	Giant Eagle	Retail - Grocery Store	226,648	9.6%	1,972	7.4%
	Safeway(3)	Retail - Grocery Store	187,019	7.9%	2,127	8.0%
	Food Lion	Retail - Grocery Store	95,665	4.0%	881	3.3%
	Raley's	Retail - Grocery Store	65,703	2.8%	1,165	4.4%
	Harris Teeter	Retail - Grocery Store	48,756	2.1%	400	1.5%
	Coborn's	Retail - Grocery Store	45,708	1.9%	593	2.2%
	Walmart(4)	Retail - Grocery Store	31,979	1.4%	225	0.8%
	Sprouts Farmers Market	Retail - Grocery Store	28,217	1.2%	272	1.0%
	Trader Joe's	Retail - Grocery Store	13,506	0.6%	203	0.8%
	All other tenants	Retail/ Restaurant/Services	1,035,915	43.8%	14,374	54.0%
			2,365,054	100.0%	26,640	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2012 multiplied by 12 months, less any tenant
	concessions.
(2)	King Soopers is an affiliate of Kroger.
(3)	Dominick's and Vons are affiliates of Safeway, Inc.
(4)	The Walmart store at Vine Street Square is a Walmart Neighborhood Market.

ITEM 3.      LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material impact on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of February 28, 2013, we had 5,153 stockholders of record.

Market Information

We are currently offering shares of our common stock pursuant to an effective registration statement at an offering price of $10.00 per share in our “best efforts” offering. As of February 28, 2013, we had approximately 18.5 million shares of common stock outstanding, held by a total of 5,153 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

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

Until the later of 18 months after the termination of our offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in our most recent offering as the per share net asset value. The estimated value of a share of our common stock is $10.00 per share as of December 31, 2012. This estimated value may be higher than the price at which you could resell your shares because (1) our offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value may be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or our company as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

Dividend Reinvestment Plan

We have adopted the DRP, through which stockholders may elect to reinvest an amount equal to the dividends declared on their shares of common stock into shares of our common stock in lieu of receiving cash dividends. Shares may be purchased under the DRP for a price equal to $9.50 per share during our primary offering period. Until we establish an estimated value per share that is not based on the price to acquire a share in the primary offering or a follow-on public offering, shares issued pursuant to the DRP will be priced at the estimated value per share of our common stock, as determined by the Advisor or another firm chosen for that purpose. We expect to establish an estimated value per share not based on the price to acquire a share in the primary offering or a follow-on public offering upon the completion of our offering stage. We will consider our offering stage complete when we are no longer offering equity securities—whether through our current offering or follow-on public offerings—and have not done so for 18 months. Participants in the DRP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock. For the year ended December 31, 2012, approximately 139,293 shares or $1,324,000, were reinvested through the DRP. For the year ended December 31, 2011, approximately 16,647 shares or $158,000, were reinvested through the DRP.

Distribution Information

We pay distributions based on daily record dates, payable monthly in arrears. The common distributions that we paid during the years ended December 31, 2011 and 2012 were equal to a daily amount of $0.00178082 per share of common stock, which if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share. During the year ended December 31, 2011, we paid monthly distributions to stockholders that totaled $873,000.  During the year ended December 31, 2012, we paid monthly distributions to stockholders that totaled $3,673,000. On January 2, 2013, we paid distributions to stockholders for the period from December 1, 2012 to December 31, 2012 in the amount of $717,000. On February 1, 2013, we paid distributions to stockholders for the period from January 1, 2013 to January 31, 2013 in the amount of $817,000. On March 1, 2013, we paid distributions to stockholders for the period from February 1, 2013 to February 28, 2013 in the amount of $882,000.  Distributions paid to stockholders of record from February 1, 2013 to February 28, 2013 were equal to a daily amount of $0.00183562 share of common stock, which if paid each day for a 365-day period, would equal an approximate 6.7% annualized rate based on a purchase price of $10.00 per share.  All distributions paid to date have been funded by a combination of cash generated through operations, advances from our sub-advisor, and borrowings.

The tax composition of our distributions declared for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Ordinary Income	0%	0%
Return of Capital	100%	100%
Total	100%	100%

Use of Initial Public Offering Proceeds

On August 12, 2010, our registration statement on Form S-11 (File No. 333-164313), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on September 17, 2010 upon retaining the Dealer Manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 30,000,000 shares offered under the DRP are initially being offered at an aggregate offering price of $285 million, or $9.50 per share. We are selling the shares registered in our primary offering over a three-year period, which ends August 12, 2013. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the DRP beyond the termination of the primary offering until we have sold all the shares under the plan.

As of December 31, 2012, we have issued 13,801,251 shares of common stock, including 155,940 shares sold through the DRP, generating gross cash proceeds of $136.1 million. As of December 31, 2012, we had incurred $8.9 million in selling commissions, all of which was reallowed to participating broker-dealers, $2.9 million in dealer manager fees, $0.8 million of which was reallowed to participating broker-dealers, and $7.2 million of organization and offering costs.

From the commencement of our public offering through December 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $117.1 million. As of December 31, 2012, we have used the net proceeds from our offering, combined with debt financing, to purchase $307.0 million in real estate and to pay $6.2 million of acquisition and origination fees and expenses.

Unregistered Sales of Equity Securities

During 2012, we did not issue any securities that were not registered under the Securities Act.

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

In some respects, we would treat repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” differently from other repurchases:

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

For the year ended December 31, 2011, we repurchased 5,630 shares under the share repurchase program for a total of $56,244 or $9.99 per share. For the year ended December 31, 2012, we repurchased 3,749 shares under the share repurchase program for a total of $35,089 or $9.36 per share.  For the years ended December 31, 2012 and 2011, there were no additional shares eligible for repurchase that were tendered for repurchase. All of the shares that we repurchased pursuant to our share repurchase program during the quarter ended December 31, 2012 are provided below:

Approximate Dollar
				Total Number of Shares	Value of Shares Available
				Purchased as Part of a	That May Yet Be
		Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
	Period	Shares Redeemed(1)	per Share	Plan or Program(2)	Program(3)
	October 2012	1,249	$8.38	1,249	(3)
	November 2012	-	$-	-	(3)
	December 2012	-	$-	-	(3)

(1)	All purchases of our equity securities by us in the three months ended December 31, 2012 were made pursuant to the share repurchase program.
(2)	We announced the commencement of the share repurchase program on August 12, 2010, and it was subsequently amended on September 29,
2011.
(3)	We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described above.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our 2010 Long-Term Incentive Plan and our Amended and Restated 2010 Independent Director Stock Plan as of December 31, 2012 (in thousands):

		Number of securities	Weighted-average	Number of securities
		to be issued upon	exercise price of	remaining available
		exercise of	outstanding	for future issuance
		outstanding options,	options, warrants	under equity
	Plan Category	warrants and rights	and rights	compensation plans (*)
	Equity compensation plans approved by security holders	-	-	9,200
	Equity compensation plans not approved by security holders	-	-	-

	Total	-	-	9,200

*	To date, no awards have been granted under the 2010 Long-Term Incentive Plan or the Amended and Restated 2010 Independent Director Stock
Plan.

ITEM 6.	SELECTED FINANCIAL DATA

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
For the years ended December 31, 2012, 2011, and 2010 and the period from December 3, 2009
(formation) to December 31, 2009
(In thousands, except per share amounts)

		2012	2011	2010	2009
Balance Sheet Data:
Investment in real estate assets, net		$283,858	$69,492	$19,061	$-
Acquired intangible lease assets, net		20,957	6,799	2,341	-
Cash and cash equivalents		7,654	6,969	707	200
Other assets		12,941	1,932	604	943

Total assets		$325,410	$85,192	$22,713	$1,143

Mortgage loans payable		$159,007	$46,788	$14,695	$-
Notes payable—affiliates		-	-	600	-
Accounts payable—affiliates		3,634	8,395	5,542	943
Other liabilities		10,498	2,824	719	-

Total liabilities		$173,139	$58,007	$21,556	$943

Equity		152,271	27,185	1,157	200

Total liabilities and equity		$325,410	$85,192	$22,713	$1,143

Operating Data:
Total revenues		$17,550	$3,529	$98	$-
Property operating expenses		(2,957)	(631)	(14)	-
Real estate tax expenses		(2,055)	(507)	(18)	-
General and administrative expenses		(1,717)	(845)	(228)	-
Acquisition expenses		(3,981)	(1,751)	(467)	-
Depreciation and amortization		(8,094)	(1,500)	(81)	-

Operating loss		(1,254)	(1,705)	(710)	-
Interest expense		(3,020)	(811)	(38)	-
Other income		1	-	1	-

Net loss		(4,273)	(2,516)	(747)	-
Net loss attributable to noncontrolling interests		927	152	-	-

Net loss attributable to Company stockholders		$(3,346)	$(2,364)	$(747)	$-

Cash Flow Data:
Cash flows provided by operating activities		$4,033	$593	$201	$-
Cash flows used in investing activities		$(198,478)	$(56,149)	$(21,249)	$-
Cash flows provided by financing activities		$195,130	$61,818	$21,555	$200

Per Share Data:
Net loss per share—basic and diluted		$(0.51)	$(1.57)	$(4.44)	N/A
Weighted average distributions per share declared		$0.65	$0.65	$0.22	$-
Weighted average shares outstanding—basic and diluted		6,509,470	1,503,477	168,419	20,000

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

Overview

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009 and has elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010.  We are offering pursuant to a registration statement $1.785 billion in shares of common stock in our initial public offering on a “best efforts” basis. Our offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP.

During the year ended December 31, 2012, we issued 11,143,092 shares of common stock, net of 3,749 shares repurchased and including 139,293 shares through the DRP, generating gross cash proceeds of $110.8 million.  As of December 31, 2012, we had issued 13,801,251 shares of common stock, including 155,940 shares issued through the DRP, generating gross cash proceeds of $136.1 million since the commencement of our initial public offering.

During the year ended December 31, 2012, we acquired 19 properties, including 13 properties acquired through the Joint Venture, for a combined purchase price of $230.1 million.  The weighted average capitalization rate for our 2012 acquisitions was 8.0%.   The capitalization rate is calculated by dividing the annualized net operating income of a property as of the date of acquisition by the purchase price of the property. As of December 31, 2012, we owned fee simple interests in 26 properties in 15 states across the United States that collectively total 2,490,177 square feet with a combined purchase price of $307.0 million.  Included in these totals are 20 properties owned through the Joint Venture that total 1,878,177 square feet with a combined purchase price of $211.1 million.  Our portfolio was purchased at a weighted average capitalization rate of 8.1% and was 95.0% leased as of December 31, 2012.

Market Outlook—Real Estate and Real Estate Finance Markets

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. real gross domestic product (“GDP”), the U.S. economy’s growth increased 2.2% in 2012 as compared to 2011, according to preliminary estimates. For 2011, real GDP increased 1.8% compared with an increase of 3.0% for 2010. According to the Commerce Department, the real GDP acceleration in 2012 primarily reflected a deceleration in imports, upturns in residential fixed investment and smaller decreases in state, local and  federal spending. The increase in real GDP in 2012 reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, residential fixed investment, and private inventory investment that were partly offset by negative contributions from federal government spending and from state and local government spending.  Although the U.S. GDP has increased for twelve consecutive quarters, and the increases have been far below the historical average annual growth rate.

U.S. GDP is expected to grow 2.5% in 2013.  In general, the economic outlook is mixed as there has been significant growth in the creation of jobs over the past three years, yet the number of people who are unemployed remains high.  There is also much uncertainty with the direction of U.S. economic policy as the President and Congress have dramatically different approaches to the stabilization of the economy.  This uncertainty and the ongoing weakness of the U.S. economy has led the Federal Reserve to commit to maintain an ultra-low interest rate policy until mid-2015.

The lending environment for commercial real estate continued to improve during 2012, and that improvement appears likely to continue in 2013.  According to the latest information available, the retail real estate industry showed the largest increase in new mortgages with an increase of 56% in the second quarter of 2012, as compared to the second quarter of 2011.

The U.S. retail real estate market continued to display mixed signals in its ongoing rebounding effort during 2012, with vacancy rates continuing to drop but with average per square foot leasing rates also continuing to decline. Vacancy rates dropped to 6.9% at December 31, 2012, as compared to 7.1% at the end of 2011. Net absorption, defined as the “net change in occupied space over a given period of time,” also continued to increase in 2012.  It appears the positive absorption and decreased vacancy rate are continuing to come at the expense of rents. Average rents, on a per square foot basis, continued their four-year trend of decreasing by dropping to $14.99 at the end of 2012, from $15.12 at the end of 2011.

The dollar sales total of retail real estate transactions increased slightly in 2012, as compared to 2011. As the volume of transactions increased, sales prices increased and price per square foot of transactions increased which resulted in a decrease in capitalization rates in 2012.

Overall, retail real estate displayed improving fundamentals in 2012. The improving fundamentals, along with the improving job creation and personal consumption expenditure data suggest an increasingly positive market situation in 2013; however, this optimism is tempered with the ongoing uncertainty related to the political environment.

The Joint Venture

On September 20, 2011, we entered into the Joint Venture with a group of institutional international investors advised by CBRE Global Multi Manager (each a “CBRE Investor”). We, through an indirectly wholly owned subsidiary, serve as the general partner of and own a 54% interest in the Joint Venture. Each CBRE Investor is a limited partner and they collectively own a 46% interest in the Joint Venture. Below is a summary of the major terms of the Joint Venture.

Investment Strategy. The Joint Venture has invested in necessity-based neighborhood and community shopping centers with acquisition costs of no more than $20 million per property. Each acquired property has an occupancy rate of at least 80%, with no vacant primary anchor tenant at the time of acquisition. The aggregate level of debt financing is generally not to exceed 50% of the gross asset value of the properties owned by the Joint Venture.

Capital Contributions. We have contributed approximately $59 million to the Joint Venture and the CBRE Investors have contributed $50 million in cash. We funded our capital commitment through the contribution of six properties (with a purchase price of approximately $63.0 million to acquire those properties) and cash.

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

Certain major decisions require the approval of an executive committee, which consists of four members: two appointed by us and two appointed by the CBRE Investors. The major decisions that require executive committee approval include, but are not limited to:

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

Distributions. The Joint Venture makes periodic distributions of net cash flow to us and the CBRE Investors pro rata based on our respective percentage interests. The CBRE Investors’ pro rata share of distributions are first distributed to the CBRE Investors until they have received an inflation-adjusted real rate of return of 5%. The remaining net cash flow allocated to the CBRE Investors is then distributed 85% to the CBRE Investors and 15% to the Sub-advisor, which is also a limited partner for purposes of earning the promote but which is not investing any capital in the Joint Venture. No carried interest is paid to the Sub-advisor with respect to the distributions allocated to us because we pay an incentive fee to the Advisor and Sub-advisor pursuant to our existing advisory agreement.

Transfer Restrictions. The limited partnership agreement contains restrictions on each partner’s ability to transfer their interests in the Joint Venture, including certain indirect transfers. Notwithstanding those restrictions, none of the following transfers would constitute a breach of the limited partnership agreement:

•      transfers of a CBRE Investor’s interest in the Joint Venture provided that we are first given an opportunity to purchase the interest at the proposed transfer price;

•      transfers of our interest in the Joint Venture to a “qualified property manager” for cash after the expiration of the “lock-out period,” which is defined as the earlier of (i) August 31, 2013 or (ii) the first date on which we have raised aggregate equity of $1.5 billion, subject to the CBRE Investors’ tag-along rights described below;

•      indirect transfers of our interests, such as through changes in the ownership of us or the Operating Partnership, if no single person would directly or indirectly own 20% of our subsidiary that acts as the general partner to the Joint Venture;

•     any transfer of our shares issued in our current public offering or other public offerings; and

•     certain transfers to affiliates.

Tag-Along Rights. If we sell our interests to a qualified property manager, we must use commercially reasonable efforts to cause the purchaser to also purchase all of the interests of those individual CBRE Investors who desire to sell. If the purchaser does not agree to purchase all of these interests, then each CBRE Investor who desires to sell will sell a proportionate part of the interest it desires to sell and we will sell a proportionate part of our interest.

If we conduct a registered offering of shares listed on a national securities exchange, each CBRE Investor has the right to convert its interest in the Joint Venture into privately issued shares in our company. The number of shares to be received will be based on the appraised value of the assets of the Joint Venture divided by the price paid in the offering.

Go-Along Obligation. After the expiration of the lock-out period, if we enter into an agreement to sell all of our interests in the Joint Venture for a cash purchase price, the CBRE Investors must also sell all of their interests to the purchaser on the same terms.

Buy/Sell Procedures. We or the CBRE Investors (acting as a group) may initiate buy/sell procedures with respect to our respective ownership interests in the event that a majority of the executive committee members are not able to reach an agreement on certain major decisions. Under the buy/sell procedures, one partner must deliver to the other partner notice of its intention to exercise the buy/sell option. Such notice shall state the value of the real and tangible personal property owned by the Joint Venture. The partner receiving such notice must either (i) sell its interests based on the value provided in the notice, or (ii) buy the other partner’s interests based upon that value. The buy/sell rights are not applicable at any time in which our interest in the Joint Venture is worth more than half of our total assets.

Results of Operations

Overview

Prior to September 17, 2010, our operations had not yet commenced.  The accompanying discussion of the results of operations for the period ended December 31, 2010, pertain only to the period that our operations commenced, September 17, 2010, and the property-level information covers only the brief period beginning with our first acquisition, Lakeside Plaza, on December 10, 2010.  We acquired five properties during 2011, bringing total properties owned as of December 31, 2011 to seven, and we acquired 19 properties during 2012, bringing total properties owned as of December 31, 2012 to 26.  As such, year-to-year comparative differences for the years ended December 31, 2010, 2011, and 2012 are almost entirely attributable to the number of properties owned, the length of ownership of these properties, and the abbreviated period of operations during 2010. As a result, the following discussion of our results of operation is not necessarily indicative of those expected in future periods.

Summary of Operating Activities for the Years Ended December 31, 2012, 2011, and 2010

Total revenues for the year ended December 31, 2012 were $17,550,000 with rental income of $13,828,000. Other revenues, largely comprised of tenant reimbursements, were $3,722,000. Total revenues for the year ended December 31, 2011 were $3,529,000 with rental income of $2,762,000 and other revenues, largely comprised of tenant reimbursements, of $767,000.  Total revenues for year ended December 31, 2010 were $98,000, with rental income of $85,000. Other revenue, largely comprised of tenant reimbursements, was $13,000.

During the year ended December 31, 2012, we entered into 18 new leases comprising a total of 32,584 square feet. These leases will generate first year base rental revenues of $358,000, representing average rent per square foot of $10.99.  In addition, we executed renewals on 38 leases comprising a total of 82,724 square feet.  These leases will generate first year base rental revenues of $1,338,000, representing average rent per square foot of $16.18.  The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $4.32 per square foot.  During the year ended December 31, 2011, we entered into two new leases comprising a total of 3,050 square feet. These leases generated first year base rental revenues of $51,000, representing average rent per square foot of $16.72.  In addition, we executed renewals on two leases comprising a total of 2,900 square feet.  These leases generated first year base rental revenues of $47,000, representing average rent per square foot of $16.23.  The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $17.47 per square foot.  There was no leasing activity during the year ended December 31, 2010, as we did not acquire our first property until December 2010.

Property operating costs were $2,957,000 for the year ended December 31, 2012. The significant items comprising this expense were common area maintenance expense of $1,653,000, property management fees paid to an affiliate of the Sub-advisor of $756,000, and insurance expense of $368,000. Property operating costs were $631,000 for the year ended December 31, 2011. The significant items attributable to this total were common area maintenance expense of $305,000, property management fees related to services provided by affiliates of the Sub-advisor of $157,000, and insurance expense of $64,000.  Property operating expenses for year ended December 31, 2010 were approximately $14,000. The items comprising this expense included common area maintenance expense and insurance.

Real estate taxes were $2,055,000, $507,000, and $18,000, respectively, for the years ended December 31, 2012, 2011, and 2010.

General and administrative expenses were $1,717,000, $845,000, and $228,000, respectively, for the years ended December 31, 2012, 2011, and 2010. These amounts were comprised largely of audit and tax fees, asset management fees (2011 and 2012 only), legal fees, board-related expenses and insurance expense.  In addition to the acquisition of 19 properties since December 31, 2011, the primary reason for the increase in general and administrative expenses is a $634,000 increase in asset management fees, which were paid solely by the CBRE Investors.  Our sponsors also provided $88,000 and $140,000 for certain of our general and administrative expenses as capital contributions during the years ended December 31, 2011 and 2010, respectively. Our sponsors have not received, and will not receive, any reimbursement for these contributions.  Our sponsors do not intend to contribute monies to fund future expenses.  There was no such capital contribution for the year ended December 31, 2012.  For the years ended December 31, 2012, 2011, and 2010, the Advisor, Sub-advisor and their affiliates did not allocate any portion of their employees’ salaries to general and administrative expenses.

Under the terms of our advisory agreement, a waiver of all or a portion of the asset management fee occurred for any applicable period through September 30, 2012 to the extent that, as of the date of the payment, our modified funds from operations, (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof without any corresponding issuance of equity to the Sub-advisor or affiliate), during the quarter were not at least equal to our declared distributions during the quarter, provided that the distribution rate during such quarter was no more than $0.65 per share on an annualized basis.

Asset management fees were $1,243,000 for the year ended December 31, 2012, but $546,000 of these fees were waived by the Advisor and Sub-advisor pursuant to the advisory agreement provision detailed in the previous paragraph. For the year ended December 31, 2012, the net asset management fees of $697,000 were paid solely by the CBRE Investors, as the amount of asset management fees for which we were responsible was waived or reimbursed to us by the Advisor and Sub-advisor pursuant to the advisory agreement between the Joint Venture and the Advisor.  Asset management fees were $347,000 for the year ended December 31, 2011, but $284,000 of these fees were waived by the Advisor and Sub-advisor pursuant to the advisory agreement provision detailed in the previous paragraph.  For the year ended December 31, 2011, the net asset management fees of $63,000 were paid solely by the CBRE Investors.  Asset management fees were $18,000 for year ended December 31, 2010, but were waived by the Advisor and Sub-advisor.

On February 4, 2013, we and the Operating Partnership entered into an Amended and Restated Advisory Agreement (the “A&R Advisory Agreement”) with the Advisor.  The A&R Advisory Agreement provides that the asset management compensation structure contemplated in the previous advisory agreement between us and the Advisor (as discussed above) is eliminated effective October 1, 2012.  Instead, we expect to issue to the Advisor on a quarterly basis performance-based restricted partnership units of the Operating Partnership designated as “Class B units.”  The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the A&R Advisory Agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the A&R Advisory Agreement is terminated for cause; or (b) the A&R Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.  The Class B units are participating securities that will receive distributions at the same rates and dates as the distributions paid to our common stockholders.  These distributions will be calculated by the product of the number of unvested units issued to date and the stated distribution rate at the time the applicable distributions are authorized.

On February 13, 2013, the Operating Partnership issued 59,245 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from October 1, 2012 to December 31, 2012.  These Class B units will not vest until the conditions referenced above have been met.

Acquisition expenses were $3,981,000 for the year ended December 31, 2012. Included in these acquisition fees and expenses were $1,705,000 of acquisition fees due to the Advisor and Sub-advisor and $390,000 of expense incurred for acquisitions that did not close during the period. Acquisition expenses were $1,751,000 for the year ended December 31, 2011.  Included in these acquisition expenses were acquisition fees due to the Advisor and Sub-advisor of $356,000 for the five acquisitions that closed during 2011, $288,000 for the completion of the Joint Venture agreement and $68,000 of expense was incurred for prospective acquisitions that did not close or had not yet closed.  For year ended December 31, 2010, acquisition expenses in the amount of $467,000 were incurred. Included in these acquisition expenses were acquisition fees due to the Advisor and Sub-advisor of $215,000 and $34,000 of expense that was incurred for prospective acquisitions that did not close or had not yet closed.  The remainder of the expense largely related to various professional services provided in connection with the acquisitions, including accounting, legal, environmental and due diligence.

Depreciation and amortization expense for the years ended December 31, 2012, 2011, and 2010, respectively, was $8,094,000, $1,500,000, and $81,000.

Interest expense was $3,020,000, $811,000, and $38,000, for the years ended December 31, 2012, 2011, and 2010, respectively.  Of the 2010 interest expense, approximately $2,000 was related to a loan provided to us by the Sub-advisor.

As a result of the contribution of properties and cash to the Joint Venture beginning in November 2011, 46% of all net income or net loss, subject to certain adjustments, recorded by the Joint Venture is allocable to the CBRE Investors. For years ended December 31, 2012 and 2011, $927,000 and $152,000, respectively, of the net loss of the Joint Venture was allocated to the CBRE Investors.  As the operations of the Joint Venture did not begin until November 2011, there was no corresponding allocation of the net loss for the year ended December 31, 2010 to the CBRE Investors.

The net loss attributable to our stockholders was $3,346,000, $2,364,000, and $747,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

Same Center Net Operating Income

We present Same Center Net Operating Income as a supplemental measure of our performance. We define Net Operating Income ("NOI") as total operating revenues less property operating expenses. Same Center NOI represents the NOI for Lakeside Plaza and Snow View Plaza, the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired or disposed of during the comparable reporting periods. We believe that NOI and Same Center NOI provide useful information to our investors about our financial and operating performance because it provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same Center NOI excludes the change in NOI from properties acquired and disposed of, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same Center NOI, and accordingly, our Same Center NOI may not be comparable to other REITs.

Same Center NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition expenses, interest expense, depreciation and amortization, other income, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties that could materially impact our results from operations.

Below is a reconciliation of net loss to Same Center NOI for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011	Change	% Change
Net loss	$(4,273)	$(2,516)
Interest expense	3,020	811
Other income	(1)	-
Operating loss	(1,254)	(1,705)
Adjusted to exclude:
General and administrative	1,717	845
Acquisition expenses	3,981	1,751
Depreciation and amortization	8,094	1,500
Net amortization of above- and below-market leases	395	312
Straight-line rental income	(440)	(79)
Property net operating income	12,493	2,624
Less: non-same center NOI	(10,632)	(913)
Total same center NOI	$1,861	$1,711	$150	8.8%

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of December 31, 2012, we had raised approximately $136.1 million in gross proceeds from our offering, including $1.5 million through the DRP.

As of December 31, 2012, we had cash and cash equivalents of approximately $7.7 million. During the year ended December 31, 2012, we had a net cash increase of approximately $0.7 million.

This cash increase was the result of:

•      $4.0 million provided by operating activities, largely the result of income generated from operations, a portion of which was offset by the reimbursement of general and administrative expenses to the Sub-advisor.  Also included in this total was approximately $4.0 million of real estate acquisition expenses incurred during the period and expensed in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) and $409,000 of capitalized leasing costs;

•      $198.5 million used in investing activities, which was primarily the result of the 19 property acquisitions along with tenant improvement costs of $130,000 and capital improvement costs of $575,000; and

•      $195.1 million provided by financing activities with approximately $209.7 million from the proceeds from mortgage loans, $94.8 million from the net proceeds of the issuance of common stock and $35.6 million provided by the CBRE Investors.  Partially offsetting these amounts was $140.2 million of payments on the mortgage loans payable, distributions paid to the CBRE Investors of $2.4 million and distributions paid to our stockholders of $2.3 million, net of DRP proceeds.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations, proceeds from our offering, and proceeds from secured and unsecured debt financings, along with any deferral or waiver of fees by the Advisor or Sub-advisor. Operating cash flows are expected to increase as additional properties are added to our portfolio. Other than the commissions paid to the Dealer Manager, the organization and offering costs associated with our offering are initially paid by our sponsors.  Our sponsors will be reimbursed for such costs up to 1.5% of the gross capital raised in our offering. As of December 31, 2012, we owe the Advisor, Sub-advisor and their affiliates a total of $3.6 million of organization and offering costs incurred on our behalf and fees charged to us for asset management, property management, and other services.  In addition, approximately $6.9 million of offering costs incurred by the Sub-advisor on our behalf has not been charged to us or recorded in our consolidated financial statements. Whether these costs will be billed to us in the future will depend on the success of our offering and the discretion of the Sub-advisor.  Our sponsors provided $88,000 during the year ended December 31, 2011 and $140,000 for the year ended December 31, 2010 for certain of our general and administrative expenses as capital contributions. Our sponsors have not received, and will not receive, any reimbursement or additional equity for these contributions. The sponsors provided no such capital contributions for the year ended December 31, 2012.  Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

We have $157.1 million of contractual debt obligations, representing variable-rate and fixed-rate credit facilities and mortgage loans secured by our real estate assets.  Of the amount outstanding at December 31, 2012, $17.3 million is for loans which mature in 2013, and we have a one-year extension option on each loan maturing in 2013, subject to extension fees and compliance with loan covenants.  We intend to extend (if possible) or refinance these loans as they mature.  We have access to an unsecured credit facility with $10.0 million of available funds, on which we had not drawn any funds as of December 31, 2012.  We also have access to a secured credit facility with up to $120.0 million of available funds, on which we had drawn $36.7 million as of December 31, 2012.

For the year ended December 31, 2012, gross distributions of approximately $3,673,000 were paid to stockholders, including $1,324,000 of distributions reinvested through the DRP, for net cash distributions of $2,349,000. Our cash generated from operating activities for the year ended December 31, 2012 was $4,033,000.  On January 2, 2013, gross distributions of approximately $717,000 were paid, including $298,000 of distributions reinvested through the DRP, for net cash distributions of $419,000. These distributions were funded by cash generated from operating activities.

On November 7, 2012, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2013 through and including January 31, 2013. The authorized distributions equal an amount of $0.00178082 per share of common stock, par value $0.01 per share. This equates to a 6.50% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.  Distributions for the month of January were paid on February 1, 2013.  Our policy is not to fund distributions with proceeds from our offering.

Our leverage ratios were 48.5% and 51.7% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets, at cost) as of December 31, 2012 and 2011, respectively.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders, interest and principal on indebtedness, and payments on amounts due to our sponsors for organization and offering costs incurred on our behalf.  Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our offering and from debt financings.  As they mature, we intend to refinance our long-term debt obligations if possible.  On December 24, 2012, we also entered into a $40.0 million secured revolving credit facility with the potential to increase the borrowing capacity under such facility to $250.0 million from which we may draw funds to pay certain long-term debt obligations as they mature.  We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we may use other sources to fund distributions as necessary, including contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates and borrowings under future debt agreements.

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

The table below summarizes our consolidated indebtedness at December 31, 2012 (dollars in thousands).

	Principal	Weighted	Weighted
	Amount at	Average	Average Years
Debt(1)	December 31, 2012	Interest Rate	to Maturity

Fixed rate mortgages payable(2)	$43,934	6.3%	4.1
Variable rate mortgages payable	76,424	2.6%	3.5
Secured line of credit	36,709	2.5%	3.0

Total	$157,067	3.6%	3.5

(1)	The debt maturity table does not include any below-market debt adjustment, of which $1,940, net of accumulated amortization, was outstanding as of December 31, 2012.
(2)	A portion of the fixed rate debt represents loans assumed as part of certain acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.

Contractual Commitments and Contingencies

Our contractual obligations as of December 31, 2012, were as follows (in thousands):

	Payments due by period
	Total	2013	2014	2015	2016	2017	Thereafter

Long-term debt obligations - principal payments	$157,067	$18,897	$18,436	$38,861	$26,389	$40,539	$13,945
Long-term debt obligations - interest payments(1)	18,440	5,422	4,554	3,650	2,088	1,228	1,498
Operating lease obligations	97	20	20	20	20	17	-

Total	$175,604	$24,339	$23,010	$42,531	$28,497	$41,784	$15,443

(1)	Interest payments related to variable rate debt were calculated using the respective interest rates of each variable rate debt instrument as of
December 31, 2012.

Certain of our debt obligations contain certain restrictive covenants.  As of December 31, 2012, we are in compliance with all restrictive covenants of our outstanding debt obligations.

Distributions

During the year ended December 31, 2012, gross distributions paid were $3,673,000 with $1,324,000 being reinvested through the DRP for net cash distributions of $2,349,000. Our cash provided by operating activities for the year ended December 31, 2012 was $4,033,000.  During the year ended December 31, 2011, gross distributions paid were $873,000 with $158,000 being reinvested through the DRP for net cash distributions of $715,000.  Our cash generated by operations for the year ended December 31, 2011 was $593,000.  To the extent that distributions paid were greater than our cash provided by operating activities for the year ended December 31, 2011, we funded such excess distributions with advances from the Sub-advisor.  There were gross distributions of $717,000 accrued and payable as of December 31, 2012.

Distributions for the years ended December 31, 2012 and 2011 accrued at a daily rate of $0.00178082 per share of common stock.  Our net loss attributable to stockholders for the year ended December 31, 2012 was $3,346,000, and net cash provided by operating activities was $4,033,000.  Our cumulative gross distributions and net loss attributable to stockholders from inception through December 31, 2012 are $4,546,000 and $6,457,000, respectively.  We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash provided by operating activities, advances from the Sub-Advisor, and borrowings.

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

We may receive income from interest or rents at various times during our fiscal year, and because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period.  We will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to borrowings to fund our distributions. We may also fund such distributions from advances from our sponsors or from any deferral or waiver of fees by the Advisor or Sub-advisor.  To the extent that we pay distributions from sources other than our cash provided by operating activities, we will have fewer funds available for investment in properties.  The overall return to our stockholders may be reduced, and subsequent investors may experience dilution.

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

(7)     gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

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

FFO or MFFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition-related costs, and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

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

FUNDS FROM OPERATIONS AND MODIFIED FUNDS FROM OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Unaudited)
(Amounts in thousands, except share and per share amounts)
	Three Months Ended December 31,		Year Ended December 31,		Cumulative Since
	2012	2011	2012	2011	Inception
Calculation of Funds from Operations
Net loss attributable to Company stockholders	$(1,247)	$(1,071)	$(3,346)	$(2,364)	$(6,457)
Add:
Depreciation and amortization of real estate assets	3,015	647	8,094	1,500	9,675
Less:
Noncontrolling interest	(1,242)	(117)	(3,539)	(117)	(3,656)
Funds from operations (FFO)	$526	$(541)	$1,209	$(981)	$(438)

Calculation of Modified Funds from Operations
Funds from operations	$526	$(541)	$1,209	$(981)	$(438)
Add:
Acquisition expenses	1,565	1,011	3,981	1,751	6,199
Net amortization of above- and below-market leases	58	98	395	312	724
Less:
Straight-line rental income	(154)	(45)	(440)	(79)	(519)
Amortization of market debt adjustment	(153)	-	(235)	-	(235)
Noncontrolling interest	18	(124)	(615)	(124)	(739)
Modified funds from operations (MFFO)	$1,860	$399	$4,295	$879	$4,992

Weighted-average common shares outstanding - basic and diluted	11,200,440	2,318,047	6,509,470	1,503,477	2,663,204
Net loss per share - basic and diluted	$(0.11)	$(0.46)	$(0.51)	$(1.57)	$(2.42)
FFO per share - basic and diluted	$0.05	$(0.23)	$0.19	$(0.65)	$(0.16)
MFFO per share - basic and diluted	$0.17	$0.17	$0.66	$0.58	$1.87

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

Real Estate Assets

Depreciation and Amortization. Investments in real estate are carried at cost and depreciated using the straight-line method over the estimated useful lives. Third-party acquisition costs are expensed as incurred. Repair and maintenance costs are charged to expense as incurred, and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Costs directly associated with the development of land and those incurred during construction will be capitalized as part of the investment basis. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	30 years
Building improvements	30 years
Land improvements	15 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures and equipment	5 – 7 years

Real Estate Acquisition Accounting. In accordance with ASC 805, we record real estate, consisting of land, buildings and improvements, at fair value. We allocate the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities based on their estimated acquisition-date fair values. In addition, ASC 805 requires that acquisition costs be expensed as incurred and restructuring costs generally be expensed in periods subsequent to the acquisition date.

We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis and replacement cost) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease.  We also include fixed rate renewal options in our calculation of the fair value of both above- and below-market leases and the periods over which such leases are amortized.  If a tenant has a unilateral option to renew a below-market lease, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized if we determines that the tenant has a financial incentive to exercise such option.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.  Acquired in-place lease value is amortized to depreciation and amortization expense over the average remaining non-cancelable terms of the respective in-place leases.

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

Impairment of Real Estate and Related Intangible Assets. We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets as defined by ASC 360, Property, Plant, and Equipment. Particular examples of events and changes in circumstances that could indicate potential impairments are: significant decreases in occupancy, rental income, operating income and market values.

Revenue Recognition

We will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease, and we will include amounts expected to be received in later years in deferred rents. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

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

Class B Units

Effective October 1, 2012, the Advisor and Sub-advisor are no longer entitled to the payment of asset management fees in cash under the A&R Advisory Agreement.  Instead, we will issue to the Advisor and Sub-advisor units of the Operating Partnership designated as “Class B units” in connection with the asset management services provided by the Advisor and Sub-advisor.

The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the A&R Advisory Agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the A&R Advisory Agreement is terminated for cause; or (b) the A&R Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.

We have concluded that the Advisor and Sub-advisor’s performance under the A&R Advisory Agreement and the Fourth Amended and Restated Sub-Advisory Agreement is not complete until they have served as the Advisor and Sub-advisor through the date of a Liquidity Event because, prior to such date, the Class B units are subject to forfeiture by the Advisor and Sub-advisor.  Additionally, the Advisor and Sub-advisor have no disincentive for nonperformance other than the forfeiture of Class B units, which is not a sufficiently large disincentive for nonperformance and, accordingly, no performance commitment exists. As a result, we have concluded the measurement date occurs when a Liquidity Event has occurred and at such time the Advisor and Sub-advisor have continued providing advisory services, and that the Class B units are not considered issued until such a Liquidity Event.

The Class B units have both a market condition and a service condition up to and through a Liquidity Event. We intend to recognize costs during periods prior to the final measurement date in accordance with GAAP. As a result, the vesting of Class B units occurs only upon completion of both a market condition and service condition.  The satisfaction of the market or service condition is not probable and thus no compensation will be recognized unless the market condition or service condition becomes probable.

Because the Advisor and Sub-advisor can be terminated without cause before a Liquidity Event occurs and at such time the market condition and service condition may not be met, the Class B units may be forfeited.  Additionally, if the market condition and service condition had been met and a Liquidity Event had not occurred, the Advisor and Sub-advisor could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved unanimously by our independent directors. As a result, we have concluded that the service condition is not probable.

Based on our conclusion of the market condition and service condition not being probable, the Class B Units will be treated as unissued for accounting purposes until the market condition, service condition and Liquidity Event have been achieved.  However, as the Class B Units are deemed to be participating securities, the distributions paid to the Advisor and Sub-advisor will be treated as compensation expense. This expense will be calculated as the product of the number of unvested units issued to date and the stated distribution rate at the time such distribution is authorized.

Impact of Recently Issued Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends a number of SEC sections in the FASB Accounting Standards Codification as a result of (1) the issuance of SAB 114, (2) the issuance of SEC Final Rule 33-9250, and (3) corrections related to ASU 2010-22.  ASU 2012-03 was effective upon issuance.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. ASU 2012-04 will be effective for us as of January 1, 2013. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

Subsequent Events

Distributions

On January 2, 2013, we paid a distribution equal to a daily amount of $0.00178082 per share of common stock outstanding for stockholders of record for the period from December 1, 2012 through December 31, 2012. The total gross amount of the distribution was approximately $717,000, with $298,000 being reinvested in the DRP, for a net cash distribution of $419,000.

On January 23, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing March 1, 2013 through and including March 31, 2013. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. This equates to a 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.  We expect to pay these distributions on April 1, 2013.  Our policy is not to fund distributions with proceeds from our offering.

On February 1, 2013, we paid a distribution equal to a daily amount of $0.00178082 per share of common stock outstanding for stockholders of record for the period from January 1, 2013 through January 31, 2013. The total gross amount of the distribution was approximately $817,000, with $344,000 being reinvested in the DRP, for a net cash distribution of $473,000.

On March 1, 2013, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from February 1, 2013 through February 28, 2013. The total gross amount of the distribution was approximately $882,000, with $374,000 being reinvested in the DRP, for a net cash distribution of $508,000.

Acquisition of Atlanta Portfolio

Between January 15, 2013 and February 13, 2013, we acquired a 100% interest in a portfolio consisting of seven shopping centers in the Atlanta, Georgia area (the “Atlanta Portfolio”) for approximately $69.6 million, exclusive of closing costs. The individual properties in the Atlanta Portfolio are located in: Acworth, Georgia; Ellenwood, Georgia; Alpharetta, Georgia; Buford, Georgia; Mableton, Georgia; Marietta, Georgia; and McDonough, Georgia. The acquisition of the Atlanta Portfolio was partially financed with proceeds from a syndicated revolving credit facility led by KeyBank National Association and proceeds from our ongoing public offering. The portfolio is approximately 587,367 square feet and is 90.8% leased.

Acquisition of Fairlawn Town Centre

On January 30, 2013, we acquired a 100% interest in a Giant Eagle-anchored shopping center, Fairlawn Town Centre, located in Fairlawn, Ohio, for a purchase price of approximately $42.2 million. The acquisition was partially financed with proceeds from a syndicated revolving credit facility led by KeyBank National Association and proceeds from our ongoing public offering. The 347,255 square foot property is 95.0% leased.

Sale of Shares of Common Stock

From January 1, 2013 through February 28, 2013, we raised approximately $46.7 million through the issuance of 4,697,487 shares of common stock under our offering. As of February 28, 2013, approximately 131.4 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRP.

Amendment of our Advisory Agreement

On February 4, 2013, we and the Operating Partnership entered into the A&R Advisory Agreement with the Advisor.  The A&R Advisory Agreement provides that the asset management compensation structure contemplated in the previous advisory agreement between the us and the Advisor  is eliminated effective October 1, 2012.  Instead, we expect to issue to the Advisor on a quarterly basis performance-based restricted partnership units of the Operating Partnership designated as “Class B units.”  The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the A&R Advisory Agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the A&R Advisory Agreement is terminated for cause; or (b) the A&R Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.

Additionally, the A&R Advisory Agreement eliminates the subordinated share of cash flows and the subordinated incentive fee contemplated under the previous advisory agreement between us and the Advisor.  Instead, similar concepts are now set forth in the Amended and Restated Agreement of Limited Partnership for the Operating Partnership as follows:

•         The Operating Partnership will pay a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors.

•         The Operating Partnership will pay a subordinated incentive listing distribution of 15.0% of the amount by which the market value of all of our issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.

•         Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net sales proceeds and the subordinated incentive listing distribution.

•         Upon termination or non-renewal of the A&R Advisory Agreement, an affiliate of the Advisor shall be entitled to a subordinated termination fee in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the cost of our assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  In addition, the affiliate of the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

The Class B units are participating securities that will receive distributions at the same rates and dates as the distributions paid to our common stockholders.  These distributions will be calculated by the product of the number of unvested units issued to date and the stated distribution rate at the time the applicable distributions are authorized.

Lines of Credit

On January 18, 2013, we increased the borrowing capacity of our syndicated senior secured revolving credit facility led by KeyBank National Association from $40 million to $88 million.  On January 30, 2013, we again increased the borrowing capacity under this facility to $120 million. This facility has an accordion feature that allows us to further increase the capacity up to $250 million, subject to the terms and conditions of the facility.  Subsequent to December 31, 2012, we drew $63.9 million from this facility.  As of March 7, 2013, the balance under this facility was $100.6 million.

We have an unsecured credit facility with KeyBank National Association with a capacity of $10.0 million.  Subsequent to December 31, 2012, we drew $8.4 million from this facility.  As of March 7, 2013, the balance under this facility was $8.4 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2012, we had approximately $113.1 million of variable rate debt outstanding. In the future, we may hedge our exposure to interest rate fluctuations through the utilization of derivative financial instruments, such as interest rate swaps, in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As of December 31, 2012, we have not fixed the interest rates for our debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows.

Below is a listing of the mortgage loans payable with their respective principal payment obligations (in thousands) and weighted-average interest rates:

	2013	2014	2015	2016	2017	Thereafter	Total

Maturing debt:(1)
Fixed rate mortgages payable	$1,216	$17,331	$1,047	$10,296	$6,899	$7,145	$43,934
Variable rate mortgages payable	17,681	1,105	1,105	16,093	33,640	6,800	76,424
Secured line of credit	-	-	36,709	-	-	-	36,709
Total maturing debt	$18,897	$18,436	$38,861	$26,389	$40,539	$13,945	$157,067

Weighted-average interest rate on debt:
Fixed rate mortgages payable(2)	7.0%	7.5%	6.5%	6.0%	3.7%	6.1%	6.3%
Variable rate mortgages payable	2.8%	2.5%	2.5%	2.7%	2.4%	2.3%	2.6%
Secured line of credit	0.0%	0.0%	2.5%	0.0%	0.0%	0.0%	2.5%
Total	3.1%	7.2%	2.6%	4.0%	2.6%	4.2%	3.6%

(1)	The debt maturity table does not include any below-market debt adjustment, of which $1,940, net of accumulated amortization, was outstanding as of December 31, 2012.
(2)	A portion of the fixed rate debt represents loans assumed as part of certain acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.

The analysis below presents the sensitivity of the fair market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage-point change in interest rates on the outstanding balance of variable-rate debt at December 31, 2012 would result in approximately $1.1 million of additional interest expense. We had no other outstanding interest rate contracts as of December 31, 2012.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2012, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

For the quarter ended December 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.

On December 31, 2012, we filed a Current Report on Form 8-K to disclose our acquisition of Village One Plaza.  We included in that Form 8-K an undertaking to provide financial statements for Village One Plaza in an amendment to the Form 8-K on or before March

12, 2013.  Subsequent to the filing of this Form 8-K, we determined that we are not required to provide such financial statements for Village One Plaza.  As a result, we will not provide such financial statements for Village One Plaza in an amendment to the Form 8-K.

PART III

ITEM  10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.phillipsedison-arc.com.

The other information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

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
4.1

Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus dated October 26, 2012 included in Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed January 28, 2013)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3

Dividend Reinvestment Plan (incorporated by reference to Appendix C to the prospectus dated October 26, 2012 included in Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed January 28, 2013)

4.4

Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated July 28, 2010 (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.5

First Amendment to Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated September 17, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed September 24, 2010)

4.6	Amended and Restated Agreement of Limited Partnership of Phillips Edison – ARC Shopping Center Operating Partnership, L.P. dated February 4, 2013
10.1

Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated July 1, 2011 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 29, 2011)

10.2

First Amendment to Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated September 20, 2011 (incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.3

Second Amendment to Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated October 27, 2011 (incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.4

Amended and Restated Advisory Agreement by and between the Company, Phillips Edison – ARC Shopping Center Operating Partnership, L.P. and American Realty Capital II Advisors, LLC dated February 4, 2013

10.5

Master Property Management, Leasing and Construction Management Agreement (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 28, 2010)

10.6

Amended and Restated 2010 Independent Director Stock Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

10.7

Second Amended and Restated Sub-Advisory Agreement by and between American Realty Capital II Advisors, LLC and Phillips Edison NTR LLC dated September 17, 2010 (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

10.8	Fourth Amended and Restated Sub-Advisory Agreement by and between American Realty Capital II Advisors, LLC and Phillips Edison NTR LLC dated February 4, 2013
10.9	2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)
10.10

Shopping Center Purchase Agreement by and between Tramway Crossing, LLC and Phillips Edison Group LLC dated January 27, 2012 (incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

10.11

Shopping Center Purchase Agreement by and between Westin Centre, LLC and Phillips Edison Group LLC dated January 27, 2012 (incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

10.12

Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Tramway Station LLC dated February 21, 2012 (incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

10.13

Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Westin Station LLC dated February 21, 2012 (incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

10.14

Shopping Center Purchase and Sale Agreement by and between Phillips Edison Group LLC and

        CRP II – Glynn Place, LLC dated March 26, 2012 (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.15

First Amendment to Shopping Center Purchase and Sale Agreement by and between Phillips Edison Group LLC and CRP II – Glynn Place, LLC dated April 27, 2012 (incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.16

Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Glynn Place Station LLC dated April 27, 2012 (incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.17

Agreement of Sale between Kimco Kissimmee 613, Inc. and Phillips Edison Group LLC dated April 24, 2012 (incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.18

Second Amendment to Agreement of Sale between Kimco Kissimmee 613, Inc. and Phillips Edison Group LLC dated May 29, 2012 (incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.19

Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Vine Street Station LLC dated June 4, 2012 (incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.20

Agreement for Sale and Purchase of Property by and between Richmond Plaza Investors, L.P. and Phillips Edison Group LLC dated June 28, 2012 (incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 17, 2012)

10.21

Fourth Amendment to, and Reinstatement of, Agreement for Sale and Purchase of Property by and between Richmond Plaza Investors, L.P. and Phillips Edison Group LLC dated August 24, 2012 (incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 17, 2012)

10.22

Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Richmond Station LLC dated August 30, 2012 (incorporated by reference to Exhibit 10.56 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 17, 2012)

10.23	Revolving Loan Agreement among Phillips Edison – ARC Shopping Center Operating Partnership, L.P., KeyBank National Association, and KeyBank Capital Markets dated December 24, 2012
10.24	Guaranty of Payment and Performance by Phillips Edison Shopping Center OP GP LLC and Heron Creek Station LLC in favor of KeyBank National Association dated December 21, 2012
10.25

First Amendment to Revolving Loan Agreement and Other Loan Documents by and among Phillips Edison – ARC Shopping Center Operating Partnership, L.P., Phillips Edison – ARC Shopping Center REIT Inc., Phillips Edison Shopping Center OP GP LLC, and KeyBank National Association dated January 15, 2013

10.26

Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated November 30, 2012

10.27

Reinstatement and First Amendment to Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated December 27, 2012

10.28

Second Amendment to Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated January 11, 2013

10.29

Reinstatement and Third Amendment to Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated February 13, 2013

10.30

Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Butler Creek Station LLC dated January 15, 2013 with schedule disclosing other substantially identical Assignment and Assumption of Rights under Shopping Center Purchase Agreements omitted

10.31	Sale-Purchase Agreement between AG/WP Fairlawn Owner, LLC and Phillips Edison Group LLC dated December 13, 2012
10.32	Reinstatement and Second Amendment to Sale-Purchase Agreement between AG/WP Fairlawn Owner, LLC and Phillips Edison Group LLC dated December 21, 2012
10.33	Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Fairlawn Station LLC dated January 30, 2013
21.1	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended Share Repurchase Program (incorporated by reference to Exhibit 9.1 to the Company’s Current Report on Form 8-K filed October 5, 2011)
101.1

The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows

*    All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Phillips Edison—ARC Shopping Center REIT Inc.

We have audited the accompanying consolidated balance sheets of Phillips Edison—ARC Shopping Center REIT Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phillips Edison – ARC Shopping Center REIT Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 7, 2013

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011
(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Investment in real estate:
Land	$82,127	$21,338
Building and improvements	209,048	49,415
Total investment in real estate assets	291,175	70,753
Accumulated depreciation and amortization	(7,317)	(1,261)
Total investment in real estate assets, net	283,858	69,492
Acquired intangible lease assets, net of accumulated amortization of $3,844 and $807, respectively	20,957	6,799
Cash and cash equivalents	7,654	6,969
Restricted cash	1,053	214
Accounts receivable, net of bad debt reserve of $69 and $35, respectively	2,707	786
Deferred financing expense, net of accumulated amortization of $596 and $203, respectively	2,827	599
Prepaid expenses and other	6,354	333
Total assets	$325,410	$85,192

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable	$159,007	$46,788
Acquired below market lease intangibles, net of accumulated amortization of $811 and $161, respectively	4,892	1,203
Accounts payable	533	47
Accounts payable – affiliates	3,634	8,395
Accrued and other liabilities	5,073	1,574
Total liabilities	173,139	58,007
Commitments and contingencies (Note 9)	-	-
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at December 31,
2012 and 2011	$-	$-
Common stock, $0.01 par value per share, 180,000,000 shares authorized, 13,801,251 and 2,658,159 shares issued and
outstanding at December 31, 2012 and 2011, respectively	138	27
Additional paid-in capital	118,238	17,980
Accumulated deficit	(11,720)	(4,126)
Total stockholders’ equity	106,656	13,881
Noncontrolling interests	45,615	13,304
Total equity	152,271	27,185
Total liabilities and equity	$325,410	$85,192

See notes to consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands, except share and per share amounts)

	2012	2011	2010
Revenues:
Rental income	$13,828	$2,762	$85
Tenant recovery income	3,635	750	13
Other property income	87	17	-
Total revenues	17,550	3,529	98
Expenses:
Property operating	2,957	631	14
Real estate taxes	2,055	507	18
General and administrative	1,717	845	228
Acquisition expenses	3,981	1,751	467
Depreciation and amortization	8,094	1,500	81
Total expenses	18,804	5,234	808
Operating loss	(1,254)	(1,705)	(710)
Other expense:
Interest expense, net	(3,020)	(811)	(38)
Other income	1	-	1
Net loss	(4,273)	(2,516)	(747)
Net loss attributable to noncontrolling interests	927	152	-
Net loss attributable to Company stockholders	$(3,346)	$(2,364)	$(747)
Per share information - basic and diluted:
Loss per share - basic and diluted	$(0.51)	$(1.57)	$(4.44)
Weighted-average common shares outstanding - basic and diluted	6,509,470	1,503,477	168,419

Comprehensive loss	$(4,273)	$(2,516)	$(747)
Comprehensive loss attributable to noncontrolling interests	927	152	-
Comprehensive loss attributable to Company stockholders	$(3,346)	$(2,364)	$(747)

See notes to consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands, except share and per share amounts)

					Total
	Common Stock		Additional	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest	Total
Balance at December 31, 2009	20,000	$-	$200	$-	$200	$-	$200
Issuance of common stock	710,570	7	6,384	-	6,391	-	6,391
Contributions from Sponsors	-	-	140	-	140	-	140
Common distributions declared, $0.22 per share	-	-	-	(37)	(37)	-	(37)
Offering costs	-	-	(4,790)	-	(4,790)	-	(4,790)
Net loss	-	-	-	(747)	(747)	-	(747)
Balance at December 31, 2010	730,570	$7	$1,934	$(784)	$1,157	$-	$1,157
Issuance of common stock	1,916,572	20	18,596	-	18,616	-	18,616
Issuance of preferred stock	-	-	-	-	-	125	125
Share repurchases	(5,630)	-	(56)	-	(56)	-	(56)
Contributions from Sponsors	-	-	88	-	88	-	88
Dividend reinvestment plan (DRP)	16,647	-	158	-	158	-	158
Contributions from noncontrolling interests	-	-	-	-	-	14,441	14,441
Reallocation of equity from contribution of
properties to Joint Venture	-	-	1,003	-	1,003	(1,003)	-
Common distributions declared, $0.65 per share	-	-	-	(978)	(978)	-	(978)
Distributions to noncontrolling interests	-	-	-	-	-	(92)	(92)
Offering costs	-	-	(3,726)	-	(3,726)	-	(3,726)
Offering costs - issuance of stock for
noncontrolling interest	-	-	(17)	-	(17)	(15)	(32)
Net loss	-	-	-	(2,364)	(2,364)	(152)	(2,516)
Balance at December 31, 2011	2,658,159	$27	$17,980	$(4,126)	$13,881	$13,304	$27,185
Issuance of common stock	11,007,548	110	109,372	-	109,482	-	109,482
Share repurchases	(3,749)	-	(35)	-	(35)	-	(35)
Dividend reinvestment plan (DRP)	139,293	1	1,323	-	1,324	-	1,324
Contributions from noncontrolling interests	-	-	-	-	-	35,560	35,560
Common distributions declared, $0.65 per share	-	-	-	(4,248)	(4,248)	-	(4,248)
Distributions to noncontrolling interests	-	-	-	-	-	(2,322)	(2,322)
Offering costs	-	-	(10,402)	-	(10,402)	-	(10,402)
Net loss	-	-	-	(3,346)	(3,346)	(927)	(4,273)
Balance at December 31, 2012	13,801,251	$138	$118,238	$(11,720)	$106,656	$45,615	$152,271

See notes to consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands, except share and per share amounts)
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,273)	$(2,516)	$(747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,850	1,500	81
Net amortization of above- and below-market leases	395	312	17
Amortization of deferred financing costs	648	193	10
Straight-line rental income	(440)	(79)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,481)	(518)	-
Prepaid expenses and other	(1,258)	(163)	(173)
Accounts payable	355	(66)	113
Accounts payable – affiliates	(539)	708	782
Accrued and other liabilities	2,776	1,222	118
Net cash provided by operating activities	4,033	593	201

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(196,934)	(55,851)	(21,238)
Capital expenditures	(705)	(95)	-
Change in restricted cash	(839)	(203)	(11)
Net cash used in investing activities	(198,478)	(56,149)	(21,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	109,482	18,616	6,391
Proceeds from issuance of noncontrolling stock, net	-	93	-
Redemptions of common stock	(35)	(56)	-
Payment of offering costs	(14,643)	(1,364)	-
Payments on mortgage loans payable	(140,150)	(25,430)	-
Proceeds from mortgage loans payable	212,503	57,523	14,695
Payments for notes payable – affiliates	-	(600)	(900)
Proceeds from notes payable – affiliates	-	-	1,500
Distributions paid, net of DRP	(2,349)	(715)	-
Contributions from noncontrolling interests	35,560	14,441	-
Distributions to noncontrolling interests	(2,406)	-	-
Payments of loan financing costs	(2,832)	(690)	(131)
Net cash provided by financing activities	195,130	61,818	21,555

NET INCREASE IN CASH AND CASH EQUIVALENTS	685	6,262	507

CASH AND CASH EQUIVALENTS:
Beginning of period	6,969	707	200

End of period	$7,654	$6,969	$707

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in offering costs payable to sub-advisor	$(4,241)	$2,362	$3,847
Distributions payable	575	142	37
Distributions payable – noncontrolling interests	(84)	92	-
Assumed debt	40,101	-	-
Accrued capital expenditures and deferred financing costs	363	-	-
Cash paid for interest	2,346	557	140
Distributions reinvested	1,324	158	-
Reclassification of deferred offering costs to additional paid-in capital	-	-	4,790
Financing costs payable to advisor and sub-advisor, net	19	(19)	110
Contributions from sponsors	-	88	140

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

We are offering to the public, pursuant to a registration statement, $1.785 billion in shares of common stock on a “best efforts” basis in our initial public offering (“our offering”). Our offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP.  We are selling the shares registered in our primary offering over a three-year period, which ends August 12, 2013. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the DRP beyond the termination of the primary offering until we have sold all the shares under the plan.

As of December 31, 2012, we had issued 13,801,251 shares of common stock since inception, including 155,940 shares issued through the DRP, generating gross cash proceeds of $136.1 million.

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

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.  We owned fee simple interests in 26 real estate properties, 20 of which we owned through the Joint Venture (as defined below), acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor as of December 31, 2012.

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “CBRE Investor”). The joint venture is in the form of PECO-ARC Institutional Joint Venture I., L.P., a Delaware limited partnership (the “Joint Venture”). We, through an indirectly wholly owned subsidiary, hold an approximate 54% interest in the Joint Venture.  We serve as the general partner and manage the operations of the Joint Venture. The CBRE Investors hold the remaining approximate 46% interest.  We contributed approximately $58.7 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture, and the CBRE Investors contributed $50 million in cash.  As of December 31, 2012, the Joint Venture holds 20 grocery-anchored neighborhood and community shopping centers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include our accounts and the accounts of the Operating Partnership (over which we exercise financial and operating control). The financial statements of the Operating Partnership are prepared using accounting policies consistent with our accounting policies. All significant intercompany balances and transactions are eliminated upon consolidation.

Partially Owned Entities—If we determine that we are an owner in a variable-interest entity (“VIE”), and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary. For partially-owned entities determined not to be a VIE, we analyze rights held by each partner to determine which would be the consolidating party. We will generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity. We will assess our interests in VIEs on an ongoing basis to determine whether or not we are the primary beneficiary. However, we will also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest. If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity.

We performed an analysis of the assets held through the Joint Venture in accordance with Accounts Standards Codification (“ASC”) 810 – Consolidation. Based upon this analysis, we have determined the Joint Venture should be consolidated into our consolidated financial statements. As a result of the contribution of the assets to the Joint Venture, there was a difference of $1.0 million in the net book value of the contributed assets and the agreed upon contribution value of the assets. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the difference arising from the contribution to the Joint Venture was not recognized as a gain on sale in the consolidated statements of operations, rather it was treated as a reallocation of equity to our stockholders from the CBRE Investors.

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

Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts.

Organizational and Offering Costs—The Sub-advisor has paid offering expenses on our behalf. We will reimburse on a monthly basis the Sub-advisor for these costs and future offering costs it, the Advisor, or any of their respective affiliates may incur on our behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. These offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with the offering, including legal, accounting, printing, mailing and filing fees, charges of the escrow holder and transfer agent, reimbursement to the Advisor and Sub-advisor for our portion of the salaries and related employment costs of the Advisor’s and Sub-advisor’s employees who provide services to us (excluding costs related to employees who provide services for which the Advisor or Sub-advisor, as applicable, receive acquisition or disposition fees), reimbursement to Realty Capital Securities, LLC, the dealer manager (“the Dealer Manager”), for amounts it may pay to reimburse the bona fide due diligence expenses of broker-dealers, costs in connection with preparing supplemental sales materials, our costs of conducting bona fide training and education meetings (primarily the travel, meal and lodging costs of our non-registered officers and the non-registered officers of the Advisor and Sub-advisor to attend such meetings), and cost reimbursement for non-registered employees of our affiliates to attend retail seminars conducted by broker-dealers. These offering costs include travel services provided to the Advisor or Sub-advisor by a related party of one or more of the sponsors. Costs associated with the offering are charged against the gross proceeds of the offering.  Organizational costs are expensed as incurred.

Investment Property and Lease Intangibles—Real estate assets we have acquired are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 5-7 years for furniture, fixtures and equipment, 15 years for land improvements and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the years ended December 31, 2012, 2011, and 2010.

The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows, estimates of replacement cost, and other valuation techniques that we believe are similar to those used by independent appraisers are used to allocate the purchase price of each identifiable asset acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities, such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Acquisition-related costs are expensed as incurred.

The fair value of buildings and improvements is determined on an as-if-vacant basis.  The estimated fair value of acquired in-place leases is the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition.

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

Acquired above- and below-market lease values are recorded based on the present value (using interest rates that reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases.  We also include fixed rate renewal options in our calculation of the fair value of both above- and below-market leases and the periods over which such leases are amortized.  If a tenant has a unilateral option to renew a below-market lease, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized if we determines that the tenant has a financial incentive to exercise such option.

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

Deferred Financing Costs—Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing costs incurred during the years ended December 31, 2012, 2011, and 2010, respectively, were approximately $2,875,000, $561,000, and $241,000. Of this amount, for the years ended December 31, 2012, 2011, and 2010, respectively, $816,000, $180,000, and $110,000 was incurred as a result of the financing fee due to the Advisor, Sub-advisor and their affiliates. Amortization of deferred financing costs for the years ended December 31, 2012, 2011, and 2010, respectively, was $648,000, $193,000, and $10,000 and was recorded in interest expense in the consolidated statements of operations and comprehensive loss.

Revenue Recognition—We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space, and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.

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

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts receivable. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and will be lesser than the cash collected in the later years of a lease. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

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

Income Taxes—We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Our qualification and taxation as a REIT depends on our ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If we fail to qualify as a REIT for any reason in a taxable year, we will be subject to tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.  Additionally, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that our tax positions will be sustained in any tax examinations.

Repurchase of Common Stock—We offer a share repurchase program which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 3). We account for those financial instruments that represent our mandatory obligation to repurchase shares as liabilities to be reported at settlement value. At such time, we will reclassify such obligations from equity to a liability based upon their respective settlement values. As of December 31, 2012 and 2011, no such obligations existed.

Restricted Cash—Restricted cash primarily consisted of escrowed insurance premiums, real estate taxes and investor proceeds for which shares of common stock had not been issued of $1,053,000 and $214,000 as of December 31, 2012 and 2011, respectively.

Class B Units—Effective October 1, 2012, the Advisor and Sub-advisor are no longer entitled to the payment of asset management fees in cash under the A&R Advisory Agreement.  Instead, we will issue to the Advisor and Sub-advisor units of the Operating Partnership designated as “Class B units” in connection with the asset management services provided by the Advisor and Sub-advisor.

The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the A&R Advisory Agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the A&R Advisory Agreement is terminated for cause; or (b) the A&R Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.

We have concluded that the Advisor and Sub-advisor’s performance under the A&R Advisory Agreement and the Fourth Amended and Restated Sub-Advisory Agreement is not complete until they have served as the Advisor and Sub-advisor through the date of a Liquidity Event because, prior to such date, the Class B units are subject to forfeiture by the Advisor and Sub-advisor.  Additionally, the Advisor and Sub-advisor have no disincentive for nonperformance other than the forfeiture of Class B units, which is not a sufficiently large disincentive for nonperformance and, accordingly, no performance commitment exists. As a result, we have concluded the measurement date occurs when a Liquidity Event has occurred and at such time the Advisor and Sub-advisor have continued providing advisory services, and that the Class B units are not considered issued until such a Liquidity Event.

The Class B units have both a market condition and a service condition up to and through a Liquidity Event. We intend to recognize costs during periods prior to the final measurement date in accordance with GAAP. As a result, the vesting of Class B units occurs only upon completion of both a market condition and service condition.  The satisfaction of the market or service condition is not probable and thus no compensation will be recognized unless the market condition or service condition becomes probable.

Because the Advisor and Sub-advisor can be terminated without cause before a Liquidity Event occurs and at such time the market condition and service condition may not be met, the Class B units may be forfeited.  Additionally, if the market condition and service condition had been met and a Liquidity Event had not occurred, the Advisor and Sub-advisor could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved unanimously by our independent directors. As a result, we have concluded that the service condition is not probable.

Based on our conclusion of the market condition and service condition not being probable, the Class B Units will be treated as unissued for accounting purposes until the market condition, service condition and Liquidity Event have been achieved.  However, as the Class B Units are deemed to be participating securities, the distributions paid to the Advisor and Sub-advisor will be treated as compensation expense. This expense will be calculated as the product of the number of unvested units issued to date and the stated distribution rate at the time such distribution is authorized.

Earnings Per Share—Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which we had none for the years ended December 31, 2012, 2011, and 2010.

Segment Reporting—We assess and measure operating results of our properties based on net property operations. We internally evaluate the operating performance of our portfolio of properties and do not differentiate properties by geography, size or type. Each of our investment properties is considered a separate operating segment, and as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, our properties are aggregated into one reportable segment as we evaluate the aggregate performance of the properties.

Noncontrolling Interests—Noncontrolling interests in the consolidated balance sheets represent the economic equity interests of the Joint Venture that are not owned by us. Noncontrolling interests in the consolidated statements of equity represent contributions, distributions and allocated earnings to the CBRE Investors. Noncontrolling interests in earnings of the Joint Venture in the consolidated statements of operations and comprehensive loss represents losses allocated to noncontrolling interests based on the economic ownership percentage of the consolidated Joint Venture held by these investors.

Impact of Recently Issued Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends a number of SEC sections in the FASB Accounting Standards Codification as a result of (1) the issuance of SAB 114, (2) the issuance of SEC Final Rule 33-9250, and (3) corrections related to ASU 2010-22.  ASU 2012-03 was effective upon issuance.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. ASU 2012-04 will be effective for us as of January 1, 2013. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

3. EQUITY

General—We have the authority to issue a total of 180,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2012, we had issued 13,801,251 shares of common stock generating gross cash proceeds of $136.1 million, and we had issued no shares of preferred stock. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted the DRP that allows stockholders to have distributions invested in additional shares of our common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.  Distributions reinvested through the DRP for the years ended December 31, 2012 and 2011, were $1,324,000 and $158,000, respectively.  There were no distributions reinvested through the DRP during the year ended December 31, 2010.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. During the year ended December 31, 2012, there were 3,749 shares repurchased for $35,089 under the share repurchase program for an average repurchase price of $9.36 per share.  During the year ended December 31, 2011, there were 5,630 shares repurchased for $56,244 under the share repurchase program for an average repurchase price of $9.99 per share.  There were no shares repurchased during the year ended December 31, 2010.

2010 Long-Term Incentive Plan—We have adopted a 2010 Long-Term Incentive Plan which may be used to attract and retain officers, advisors, and consultants. We have not issued any shares under this plan as of December 31, 2012.

2010 Independent Director Stock Plan—We have also adopted an Amended and Restated 2010 Independent Director Stock Plan which may be used to offer independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. We have not issued any shares under this plan as of December 31, 2012.

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

The following describes the methods we use to estimate the fair value of our financial assets and liabilities:

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, comparable sales, replacement costs, income and expense growth rates and current market rents and allowances as determined by management.

Mortgage loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, approximately 2.70% for variable rate debt and 4.25% for fixed rate debt, as of December 31, 2012, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  The fair values and recorded values of our borrowings as of December 31, 2012, were $158.7 million and $159.0 million, respectively.  The carrying amount of our borrowings approximates their fair value as of December 31, 2011.

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial assets and liabilities.

5. REAL ESTATE ACQUISITIONS

For the year ended December 31, 2012, we acquired 19 grocery-anchored retail centers, including 13 through the Joint Venture, for a combined purchase price of approximately $232.2 million, including $37.9 million of assumed debt with a fair value of $40.1 million.  We allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Category	Allocation
Land	$60,600
Building and improvements	158,828
Acquired in-place leases	14,428
Acquired above-market leases	2,718
Acquired below-market leases	(4,339)

Total	$232,235

The following information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2011 and 2012 had been acquired on January 1, 2011.

We estimated that revenues, on a pro forma basis, for the years ended December 31, 2012 and 2011, would have been approximately $36.3 million and $35.0 million, respectively, and our net loss attributable to our stockholders, on a pro forma basis excluding acquisition expenses of $8.7 million, would have been approximately $0.7 million and $1.8 million, respectively. The pro forma net loss per share excluding acquisition expenses would have been $0.05 and $0.14, respectively, for the years ended December 31, 2012 and 2011.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	2012	2011

Acquired in-place leases, net of accumulated
amortization of $2,310 and $318,
respectively	$15,655	$3,169
Acquired above-market leases, net of accumulated
amortization of $1,534 and $489,
respectively	5,302	3,630

Total	$20,957	$6,799

Amortization expense recorded on the intangible assets for the years ended December 31, 2012, 2011, and 2010 was $3,037,000, $764,000, and $43,000, respectively.

Estimated amortization expense of the respective acquired intangible lease assets as of December 31, 2012 for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases

2013	$3,771	$1,448
2014	3,632	1,418
2015	2,795	1,198
2016	2,125	662
2017	1,230	404
2018 and thereafter	2,102	172

Total	$15,655	$5,302

The weighted-average amortization periods for acquired in-place lease and above-market lease intangibles are six years and five years, respectively.

7. MORTGAGE LOANS PAYABLE

As of December 31, 2012, we had approximately $159.0 million of outstanding mortgage notes payable outstanding, inclusive of a below-market assumed debt adjustment of $1.9 million. As of December 31, 2011, we had approximately $46.8 million of outstanding mortgage notes payable outstanding.  Each of the mortgage notes payable is secured by the respective property on which the debt was placed.  Certain of the mortgage notes allow us to generally make additional principal payments on the loan and draw those amounts back, not to exceed the initial loan amount, as needed.  As of December 31, 2012 and 2011, the weighted-average interest rate for the loans was 3.58% and 2.91%, respectively.

Excluding the below-market debt adjustment, we hold $104.6 million of our debt obligations through the Joint Venture, in which we have a 54% interest, and we hold $52.5 million of our debt obligations directly.  We also have an unsecured credit facility with $10.0 million of available funds, on which we have not drawn any funds as of December 31, 2012.  On December 24, 2012, we also entered into a $40.0 million secured revolving credit facility with the potential to increase the borrowing capacity under such facility to $250.0 million, from which we may draw funds to pay certain long-term debt obligations as they mature.  Of the amount outstanding on our mortgage notes payable at December 31, 2012, $17.3 million is for loans which mature in 2013.  We have a one-year extension option on each loan maturing in 2013, subject to extension fees and compliance with loan covenants. As of December 31, 2012 and 2011, our leverage ratios, or the ratio of total debt, less cash and cash equivalents, to total real estate investments, at cost, were approximately 48.5% and 51.7%, respectively.

In conjunction with our acquisition of five real estate properties, we assumed debt of $37.9 million with a fair value of $40.1 million. The assumed debt market adjustment will be amortized over the remaining life of the loans. The amortization recorded on the assumed below-market debt adjustment was $235,000 for the year ended December 31, 2012.

The following is a summary of our debt obligations as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Outstanding	Maximum	Outstanding	Maximum
	Principal	Loan	Principal	Loan
	Balance	Capacity	Balance	Capacity

Fixed rate mortgages payable(1)	$43,934	$43,934	$-	$-
Variable rate mortgages payable	76,424	89,475	46,788	53,400
Secured credit facility	36,709	40,000	-	-
Unsecured credit facility	-	10,000	-	-
Assumed below-market debt adjustment	1,940	N/A	-	N/A

Total	$159,007	$183,409	$46,788	$53,400

(1)	The assets and liabilities of the following properties are neither available to pay the debts of the consolidated entity nor constitute obligations of the consolidated entity: Baker Hill Center, Broadway Plaza, and Publix at Northridge.

Below is a listing of the mortgage loans payable with their respective principal payment obligations (in thousands) and weighted-average interest rates:

	2013	2014	2015	2016	2017	Thereafter	Total

Maturing debt:(1)
Fixed rate mortgages payable	$1,216	$17,331	$1,047	$10,296	$6,899	$7,145	$43,934
Variable rate mortgages payable	17,681	1,105	1,105	16,093	33,640	6,800	76,424
Secured line of credit	-	-	36,709	-	-	-	36,709
Total maturing debt	$18,897	$18,436	$38,861	$26,389	$40,539	$13,945	$157,067

Weighted-average interest rate on debt:
Fixed rate mortgages payable(2)	7.0%	7.5%	6.5%	6.0%	3.7%	6.1%	6.3%
Variable rate mortgages payable	2.8%	2.5%	2.5%	2.7%	2.4%	2.3%	2.6%
Secured line of credit	0.0%	0.0%	2.5%	0.0%	0.0%	0.0%	2.5%
Total	3.1%	7.2%	2.6%	4.0%	2.6%	4.2%	3.6%

(1)	The debt maturity table does not include any below-market debt adjustment, of which $1,940, net of accumulated amortization, was outstanding as of December 31, 2012.
(2)	A portion of the fixed rate debt represents loans assumed as part of certain acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.

As of December 31, 2012, we were in compliance with all debt covenants.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following (in thousands):

	2012	2011

Acquired below-market leases, net of accumulated
amortization of $811 and $161,
respectively	$4,892	$1,203

Amortization recorded on the intangible liabilities for the years ended December 31, 2012, 2011, and 2010 was $650,000, $151,000, and $10,000, respectively.

Estimated amortization income of the intangible lease liabilities as of December 31, 2012 for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	Below-Market Leases

2013	$1,075
2014	1,011
2015	795
2016	664
2017	517
2018 and thereafter	830

Total	$4,892

The weighted-average amortization period for below market lease intangibles is six years.

9. COMMITMENTS AND CONTINGENCIES

Sponsor Organization and Offering Costs

In addition to the accounts payable to affiliates, there are approximately $6.9 million of offering costs incurred by the Sub-advisor on our behalf that have not been charged to us. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through our offering. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of our offering and the discretion of the Sub-advisor.

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim, and we are not aware of any other environmental condition that we believe will have a material impact on our consolidated financial statements.

Operating Lease

We lease land under a long-term lease at one property, which was acquired in 2011.  Total rental expense for the lease was $18,300 and $4,500 for the years ended December 31, 2012 and 2011, respectively.  Minimum rental commitments under the noncancelable term of the lease as of December 31, 2012 are as follows:  (i) 2013, $20,000; (ii) 2014, $20,000; (iii) 2015, $20,000; (iv) 2016, $20,000; and (v) 2017, $17,000.

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

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our offering. As of December 31, 2012, the Advisor, Sub-advisor and their affiliates have billed us for approximately $7.2 million of organization and offering costs, and we have reimbursed $4.2 million of such costs, resulting in a net payable of $3.0 million. In addition, approximately $6.9 million of offering costs incurred by the Sub-advisor on our behalf has not been charged to us or been recorded in our consolidated financial statements. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of our offering and the discretion of the Sub-advisor.  As of December 31, 2011, the Advisor, Sub-advisor or their affiliates had incurred $7.1 million of organization and offering costs which we had yet to reimburse.

Acquisition Fee—We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including acquisition or origination expenses and any debt attributable to such investments.  We incurred acquisition fees payable to the Advisor, Sub-advisor and their affiliates of $1,705,000, $356,000, and $210,000, respectively, for the years ended December 31, 2012, 2011, and 2010 in connection with our property acquisitions.  The amount of these acquisition fees outstanding and payable (receivable) by us as of December 31, 2012 and 2011 was $191,000 and ($44,000), respectively. The receivable at December 31, 2011 was due to an overpayment of acquisition fees related to the Cureton Town Center acquisition.

Asset Management Fee—We paid the Advisor an asset management fee for the asset management services it provides pursuant to the advisory agreement. The asset management fee, payable monthly in arrears (based on assets we held during the previous month) was equal to 0.08333% of the sum of the cost of all real estate and real estate-related investments we owned and of our investments in joint ventures, including certain expenses and any debt attributable to such investments. However, the Advisor reimbursed all or a portion of the asset management fee for any applicable period to the extent that as of the date of the payment, our modified funds from operations (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof, without any corresponding issuance of equity to the Sub-advisor or its affiliate), during the quarter were not at least equal to our declared distributions during the quarter. We cannot avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis. Total asset management fees incurred for the years ended December 31, 2012, 2011, and 2010 were $1,243,000, $347,000, and $18,000, respectively, with $546,000, $284,000, and $18,000 of these fees being waived or reimbursed by the Advisor and Sub-advisor. For the years ended December 31, 2012 and 2011, the net asset management fees of $697,000 and $63,000, respectively, were paid solely by the CBRE Investors to the Advisor and Sub-advisor, as the amount of asset management fees for which we were responsible were waived or reimbursed to us by the Advisor and Sub-advisor pursuant to the advisory agreement between the Joint Venture and the Advisor.  The amount of these asset management fees outstanding and payable by us as of December 31, 2012 and 2011 was $248,000 and $63,000, respectively.

On February 4, 2013, we and the Operating Partnership entered into an Amended and Restated Advisory Agreement (the “A&R Advisory Agreement”) with the Advisor.  The A&R Advisory Agreement provides that the asset management compensation structure contemplated in the previous advisory agreement between us and the Advisor (as discussed above) is eliminated effective October 1, 2012.  Instead, we expect to issue to the Advisor on a quarterly basis performance-based restricted partnership units of the Operating Partnership designated as “Class B units.”  The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the A&R Advisory Agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the A&R Advisory Agreement is terminated for cause; or (b) the A&R Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.  The Class B units are participating securities that will receive distributions at the same rates and dates as the distributions paid to our common stockholders.  These distributions will be calculated as the product of the number of unvested units issued to date and the stated distribution rate at the time such distribution is authorized.

On February 13, 2013, the Operating Partnership issued 59,245 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from October 1, 2012 to December 31, 2012.  These Class B units will not vest until the conditions referenced above have been met.

Financing Fee—We pay the Advisor or Sub-advisor a financing fee equal to 0.75% of all amounts made available under any loan or line of credit. We incurred financing fees payable to the Advisor, Sub-advisor and their affiliates of $816,000, $180,000, and $110,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  The amount of these financing fees outstanding and receivable by us as of December 31, 2011 was $19,000, which was due to an overpayment of financing fees related to the Cureton Town Center acquisition.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, we will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if we sell an asset to an affiliate, our organizational documents will prohibit us from paying the Advisor a disposition fee. There were no disposition fees incurred during the years ended December 31, 2012, 2011, and 2010.

General and Administrative Expenses—The sponsors provided $0, $88,000, and $140,000, respectively, during the years ended December 31, 2012, 2011, and 2010, for certain of our general and administrative expenses as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. The sponsors do not intend to make further capital contributions to continue to fund our general and administrative expenses. As of December 31, 2012, we owed the Advisor, Sub-advisor and their affiliates $2,000 for general and administrative expenses paid on our behalf. The amount payable to the Advisor, Sub-advisor and their affiliates as of December 31, 2011, for general and administrative expenses was $1,140,000.  As of December 31, 2012, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership will pay to PECO-ARC Special Limited Partner, LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sale proceeds after return of capital contributions to stockholders plus payment to investors of a 7.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders.  Advisor has a 15.0% interest and the Sub-advisor has an 85.0% interest in the Special Limited Partner.

Subordinated Incentive Listing Fee—The Operating Partnership will pay to the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the market value of all of our issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders.

Neither the Special Limited Partner nor any of its affiliates can earn both the subordination participation in the net sales proceeds and the subordinated incentive listing distribution.

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the A&R Advisory Agreement, the Special Limited Partner shall be entitled to a subordinated termination fee in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the cost of our assets plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders.  In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

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

Transactions involving the Property Manager consisted of the following (in thousands):

				Unpaid Amount as of
	For the Year Ended December 31,			December 31,	December 31,
	2012	2011	2010	2012	2011

Property management fees	$756	$157	$-	$112	$21
Leasing commissions	302	34	-	96	-
Construction management fees	41	3	-	18	2
Other fees and reimbursements	191	46	-	(20)	4

Total	$1,290	$240	$-	$206	$27

Dealer Manager—Our dealer manager is Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is indirectly wholly owned by our AR Capital sponsor and provides certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager is generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.  The Dealer Manager typically reallows 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers.

Selling commissions incurred during the year ended December 31, 2012 were $7,880,000, all of which were reallowed to participating broker-dealers.  Dealer manager fees incurred during the year ended December 31, 2012 were $2,522,000, of which $767,000 was reallowed to participating broker-dealers.  Selling commissions incurred during the year ended December 31, 2011 were $1,014,000, all of which were reallowed to participating broker-dealers.  Dealer manager fees incurred during the year ended December 31, 2011, were $350,000, $76,000 of which was reallowed to participating broker-dealers. There were no selling commissions or dealer manager fees incurred or paid in the year ended December 31, 2010, as all shares were sold in conjunction with our “friends and family” program under which no fees or commissions are paid.

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

As of December 31, 2012, the Sub-advisor owned 23,061 shares of our common stock, or approximately 0.17% of our outstanding common stock.  As of December 31, 2011, the Sub-advisor owned 21,412 shares of our common stock, or approximately 0.81% of our outstanding common stock.

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

As of December 31, 2012 and 2011, we owed the Advisor, the Sub-advisor and their respective affiliates approximately $3.6 million and $8.4 million, respectively, for offering and organization expenses and asset management, property management, and other fees payable as shown below (in thousands):

	2012	2011
Offering and organization expenses payable	$2,987	$7,149

General and administrative expenses of the company paid by a Sponsor	2	1,149

Asset management, property management, and other fees payable	645	97

Total due	$3,634	$8,395

In addition, as of December 31, 2012, approximately $6.9 million of offering costs incurred by the Sub-advisor on our behalf has not been charged to us or recorded in our consolidated financial statements.  Whether these costs will be billed to us in the future will depend on the success of our offering and the discretion of the Sub-advisor.  The sponsors provided $88,000 during the year ended December 31, 2011 and $228,000 since inception for certain of our general and administrative expenses as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. There was no sponsor contribution for the year ended December 31, 2012.  Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

12. FUTURE MINIMUM RENTS

Our operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at December 31, 2012, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount

2013	$26,296
2014	24,435
2015	21,970
2016	19,776
2017	17,368
2018 and thereafter	83,371

Total	$193,216

One tenant, Publix, comprised approximately 12% of the aggregate annualized effective rent of our 26 shopping centers as of December 31, 2012.  No other tenant comprised 10% or more of our aggregate annualized effective rent as of December 31, 2012.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2012
	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenue	$2,215	$3,105	$5,148	$7,082
Operating loss	(52)	(725)	(424)	(53)
Net loss attributable to Company stockholders	(258)	(805)	(1,036)	(1,247)
Loss per share - basic and diluted	(0.08)	(0.17)	(0.15)	(0.11)

	2011
	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenue	$603	$620	$839	$1,467
Operating loss	(99)	(467)	(241)	(898)
Net loss attributable to Company stockholders	(248)	(605)	(440)	(1,071)
Loss per share - basic and diluted	(0.28)	(0.49)	(0.29)	(0.46)

14. SUBSEQUENT EVENTS

Distributions

On January 2, 2013, we paid a distribution equal to a daily amount of $0.00178082 per share of common stock outstanding for stockholders of record for the period from December 1, 2012 through December 31, 2012. The total gross amount of the distribution was approximately $717,000, with $298,000 being reinvested in the DRP, for a net cash distribution of $419,000.

On January 23, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing March 1, 2013 through and including March 31, 2013. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. This equates to an approximate 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.  We expect to pay these distributions on April 1, 2013.  Our policy is not to fund distributions with proceeds from our offering.

On February 1, 2013, we paid a distribution equal to a daily amount of $0.00178082 per share of common stock outstanding for stockholders of record for the period from January 1, 2013 through January 31, 2013. The total gross amount of the distribution was approximately $817,000, with $344,000 being reinvested in the DRP, for a net cash distribution of $473,000.

On March 1, 2013, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from February 1, 2013 through February 28, 2013. The total gross amount of the distribution was approximately $882,000, with $374,000 being reinvested in the DRP, for a net cash distribution of $508,000.

Acquisition of Atlanta Portfolio

Between January 15, 2013 and February 13, 2013, we acquired a 100% interest in a portfolio consisting of seven shopping centers in the Atlanta, Georgia area (the “Atlanta Portfolio”) for approximately $69.6 million, exclusive of closing costs. The individual properties in the Atlanta Portfolio are located in: Acworth, Georgia; Ellenwood, Georgia; Alpharetta, Georgia; Buford, Georgia; Mableton, Georgia; Marietta, Georgia; and McDonough, Georgia. The acquisition of the Atlanta Portfolio was partially financed with proceeds from a syndicated revolving credit facility led by KeyBank National Association and proceeds from our ongoing public offering. The portfolio is approximately 587,367 square feet and is 90.8% leased.

Acquisition of Fairlawn Town Centre

On January 30, 2013, we acquired a 100% interest in a Giant Eagle-anchored shopping center, Fairlawn Town Centre, located in Fairlawn, Ohio, for a purchase price of approximately $42.2 million. The acquisition was partially financed with proceeds from a syndicated revolving credit facility led by KeyBank National Association and proceeds from our ongoing public offering. The 347,255 square foot property is 95.0% leased.

Sale of Shares of Common Stock

From January 1, 2013 through February 28, 2013, we raised approximately $46.7 million through the issuance of 4,697,487 shares of common stock under our offering. As of February 28, 2013, approximately 131.4 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRP.

Amendment of our Advisory Agreement

On February 4, 2013, we and the Operating Partnership entered into the A&R Advisory Agreement with the Advisor.  The A&R Advisory Agreement provides that the asset management compensation structure contemplated in the previous advisory agreement between us and the Advisor (as discussed above) is eliminated effective October 1, 2012.  Instead, we expect to issue to the Advisor on a quarterly basis performance-based restricted partnership units of the Operating Partnership designated as “Class B units.”  The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the A&R Advisory Agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the A&R Advisory Agreement is terminated for cause; or (b) the A&R Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.

Additionally, the A&R Advisory Agreement eliminates the subordinated share of cash flows and the subordinated incentive fee contemplated under the previous advisory agreement between us and the Advisor.  Instead, similar concepts are now set forth in the Amended and Restated Agreement of Limited Partnership for the Operating Partnership as follows:

•         The Operating Partnership will pay to the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors.

•         The Operating Partnership will pay to the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the market value of all of our issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.

•         Neither the Special Limited Partner nor any of its affiliates can earn both the subordination participation in the net sales proceeds and the subordinated incentive listing distribution.

Upon termination or non-renewal of the A&R Advisory Agreement, the Special Limited Partner shall be entitled to a subordinated termination fee in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the cost of our assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

The Class B units are participating securities that will receive distributions at the same rates and dates as the distributions paid to our common stockholders.  These distributions will be calculated by the product of the number of unvested units issued to date and the stated distribution rate at the time the applicable distributions are authorized.

Lines of Credit

On January 18, 2013, we increased the borrowing capacity of our syndicated senior secured revolving credit facility led by KeyBank National Association from $40 million to $88 million.  On January 30, 2013, we again increased the borrowing capacity under this facility to $120 million. This facility has an accordion feature that allows us to further increase the capacity up to $250 million, subject to the terms and conditions of the facility.  Subsequent to December 31, 2012, we drew $63.9 million from this facility.  As of March 7, 2013, the balance under this facility was $100.6 million.

We have an unsecured credit facility with KeyBank National Association with a capacity of $10.0 million.  Subsequent to December 31, 2012, we drew $8.4 million from this facility.  As of March 7, 2013, the balance under this facility was $8.4 million.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2012

							Gross amount carried at end of
(in thousands)				Initial Cost (A)			period
								Buildings and		Accumulated	Date
					Buildings and	Adjustments		Improvements	Total	Depreciation	Constructed /	Date
Property Name	City	State	Mortgage	Land	Improvements	to Basis (B)	Land (C)	(C)	(D)	(E)	Renovated	Acquired
Lakeside Plaza	Salem	VA	$-	$2,614	$5,977	$159	$2,614	$6,084	$8,698	$(748)	1988	12/10/2010
Snow View Plaza	Parma	OH	-	3,386	7,150	1,764	3,386	7,333	10,719	(959)	1981/2008	12/15/2010
St. Charles Plaza	Haines City	FL	6,008	2,780	5,709	1,611	2,780	5,724	8,504	(549)	2007	6/10/2011
Centerpoint	Easley	SC	4,940	2,132	4,633	85	2,132	4,663	6,795	(299)	2002	10/14/2011
Southampton Village	Tyrone	GA	6,020	2,133	5,713	504	2,133	5,759	7,892	(387)	2003	10/14/2011
Burwood Village Center	Glen Burnie	MD	300	3,828	11,786	986	3,828	11,829	15,657	(731)	1971	11/9/2011
Cureton Town Center	Waxhaw	NC	8,875	4,653	8,113	1,184	4,653	8,132	12,785	(460)	2006	12/29/2011
Tramway Crossing	Sanford	NC	3,400	1,230	3,856	414	1,230	3,883	5,113	(243)	1996/2000	2/23/2012
Westin Centre	Fayetteville	NC	3,738	1,463	4,226	361	1,463	4,240	5,703	(300)	1996/1999	2/23/2012
The Village at Glynn Place	Brunswick	GA	6,500	3,671	7,626	53	3,671	7,690	11,361	(364)	1996	4/27/2012
Meadowthorpe Shopping Center	Lexington	KY	4,891	3,193	5,085	441	3,193	5,154	8,347	(272)	1989/2008	5/9/2012
New Windsor Marketplace	Windsor	CO	-	3,044	2,152	354	3,044	2,176	5,220	(88)	2003	5/9/2012
Vine Street Square	Kissimmee	FL	7,931	5,438	7,229	983	5,438	7,294	12,732	(286)	1996/2011	6/4/2012
Northtowne Square	Gibsonia	PA	6,370	1,305	8,749	521	1,305	8,813	10,118	(302)	1993	6/19/2012
Brentwood Commons	Bensenville	IL	8,913	5,141	8,990	719	5,141	9,012	14,153	(303)	1981/2001	7/5/2012
Sidney Towne Center	Sidney	OH	-	850	4,382	(931)	850	4,499	5,349	(122)	1981/2007	8/2/2012
Broadway Plaza	Tucson	AZ	6,971	3,704	8,444	926	3,704	8,542	12,246	(190)	1982-1995	8/13/2012
Richmond Plaza	Augusta	GA	13,000	4,647	13,754	1,099	4,647	13,776	18,423	(238)	1980/2009	8/30/2012
Publix at Northridge	Sarasota	FL	9,985	4,155	7,148	569	4,155	7,211	11,366	(103)	2003	8/30/2012
Baker Hill Center	Glen Ellyn	IL	11,969	5,585	15,220	1,524	5,585	15,241	20,826	(236)	1998	9/6/2012
New Prague Commons	New Prague	MN	6,800	2,027	7,826	297	2,027	7,826	9,853	(87)	2008	10/12/2012
Brook Park Plaza	Brook Park	OH	3,747	1,702	8,437	506	1,702	8,463	10,165	(50)	2001	10/23/2012
Heron Creek Towne Center	North Port	FL	(F)	2,848	5,296	506	2,848	5,296	8,144	-	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster	CA	(F)	4,977	14,904	1,089	4,977	14,904	19,881	-	1991/2012	12/26/2012
Hilfiker Square	Salem	OR	(F)	2,063	5,142	795	2,063	5,142	7,205	-	1984/2011	12/28/2012
Village One Plaza	Modesto	CA	(F)	3,558	20,360	2,582	3,558	20,362	23,920	-	2007	12/28/2012
Totals			$120,358	$82,127	$207,907	$19,101	$82,127	$209,048	$291,175	$(7,317)

(A)			The initial cost to us represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)

The amounts reflected in the column labeled “Adjustments to Basis” include above- and below-market leases and in-place values that are recorded at the time of acquisition. Such amounts are not included in our determination of the total gross amount carried at the end of the period.
(C)			The aggregate cost of real estate owned at December 31, 2012.
(D)			Reconciliation of real estate owned:
			2012	2011
Balance at January 1			$70,753	$19,126
Real estate acquisitions			219,377	51,532
Additions to/improvements of real estate			1,045	95
Balance at December 31			$291,175	$70,753

(E)			Reconciliation of accumulated depreciation :
			2012	2011
Balance at January 1			$1,261	$65
Depreciation expense			6,056	1,196
Balance at December 31			$7,317	$1,261

(F)			The loan secured by these properties is a revolving credit facility on which we have borrowed $36,709 as of December 31, 2012. The amount of loan is not allocated to the individual properties.
* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of March 2013.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON Michael C. Phillips	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 7, 2013

/s/ MICHAEL C. PHILLIPS Jeffrey S. Edison	Co-Chairman of the Board of Directors	March 7, 2013

/s/ RICHARD J. SMITH Richard J. Smith	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2013

/s/ WILLIAM M. KAHANE William M. Kahane	Director	March 7, 2013

/s/ LESLIE T. CHAO Leslie T. Chao	Director	March 7, 2013

/s/ ETHAN HERSHMAN Ethan Hershman	Director	March 7, 2013

/s/ RONALD K. KIRK Ronald K. Kirk	Director	March 7, 2013

/s/ PAUL MASSEY Paul Massey	Director	March 7, 2013