Form 10-K/A
period 2012-12-31
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2013-03-08
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Phillips Edison—ARC Shopping Center REIT Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 7, 2013, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-K provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.  Furthermore, this Amendment No. 1 to the Form 10-K should be read in conjunction with the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information contained in Exhibit 101 is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Financial Statement Schedules

            All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our Consolidated Financial Statements and the Notes thereto, included in Part II, Item 8 of the Form 10-K as filed with the Securities and Exchange Commission on March 7, 2013.

(b)         Exhibits

Ex.	Description
3.1*

Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)
4.1*

Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus dated October 26, 2012 included in Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed January 28, 2013)

4.2*

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3*

Dividend Reinvestment Plan (incorporated by reference to Appendix C to the prospectus dated October 26, 2012 included in Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed January 28, 2013)

4.4*

Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated July 28, 2010 (incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

4.5*

First Amendment to Subscription Escrow Agreement by and between the Company and Wells Fargo Bank, N.A. dated September 17, 2010 (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed September 24, 2010)

4.6*	Amended and Restated Agreement of Limited Partnership of Phillips Edison – ARC Shopping Center Operating Partnership, L.P. dated February 4, 2013
10.1*

Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated July 1, 2011 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 29, 2011)

10.2*

First Amendment to Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated September 20, 2011 (incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.3*

Second Amendment to Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated October 27, 2011 (incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.4*

Amended and Restated Advisory Agreement by and between the Company, Phillips Edison – ARC Shopping Center Operating Partnership, L.P. and American Realty Capital II Advisors, LLC dated February 4, 2013

10.5*

Master Property Management, Leasing and Construction Management Agreement (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 28, 2010)

10.6*

Amended and Restated 2010 Independent Director Stock Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

10.7*

Second Amended and Restated Sub-Advisory Agreement by and between American Realty Capital II Advisors, LLC and Phillips Edison NTR LLC dated September 17, 2010 (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

10.8*	Fourth Amended and Restated Sub-Advisory Agreement by and between American Realty Capital II Advisors, LLC and Phillips Edison NTR LLC dated February 4, 2013
10.9*	2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)
10.10*

Shopping Center Purchase Agreement by and between Tramway Crossing, LLC and Phillips Edison Group LLC dated January 27, 2012 (incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

10.11*

Shopping Center Purchase Agreement by and between Westin Centre, LLC and Phillips Edison Group LLC dated January 27, 2012 (incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

10.12*

Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Tramway Station LLC dated February 21, 2012 (incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

10.13*

Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Westin Station LLC dated February 21, 2012 (incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 17, 2012)

10.14*

Shopping Center Purchase and Sale Agreement by and between Phillips Edison Group LLC and

        CRP II – Glynn Place, LLC dated March 26, 2012 (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.15*

First Amendment to Shopping Center Purchase and Sale Agreement by and between Phillips Edison Group LLC and CRP II – Glynn Place, LLC dated April 27, 2012 (incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.16*

Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Glynn Place Station LLC dated April 27, 2012 (incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.17*

Agreement of Sale between Kimco Kissimmee 613, Inc. and Phillips Edison Group LLC dated April 24, 2012 (incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.18*

Second Amendment to Agreement of Sale between Kimco Kissimmee 613, Inc. and Phillips Edison Group LLC dated May 29, 2012 (incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.19*

Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Vine Street Station LLC dated June 4, 2012 (incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 17, 2012)

10.20*

Agreement for Sale and Purchase of Property by and between Richmond Plaza Investors, L.P. and Phillips Edison Group LLC dated June 28, 2012 (incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 17, 2012)

10.22*

Assignment and Assumption of Rights Under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Richmond Station LLC dated August 30, 2012 (incorporated by reference to Exhibit 10.56 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 17, 2012)

10.23*	Revolving Loan Agreement among Phillips Edison – ARC Shopping Center Operating Partnership, L.P., KeyBank National Association, and KeyBank Capital Markets dated December 24, 2012
10.24*	Guaranty of Payment and Performance by Phillips Edison Shopping Center OP GP LLC and Heron Creek Station LLC in favor of KeyBank National Association dated December 21, 2012
10.25*

First Amendment to Revolving Loan Agreement and Other Loan Documents by and among Phillips Edison – ARC Shopping Center Operating Partnership, L.P., Phillips Edison – ARC Shopping Center REIT Inc., Phillips Edison Shopping Center OP GP LLC, and KeyBank National Association dated January 15, 2013

10.26*

Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated November 30, 2012

10.27*

Reinstatement and First Amendment to Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated December 27, 2012

10.28*

Second Amendment to Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated January 11, 2013

10.29*

Reinstatement and Third Amendment to Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated February 13, 2013

10.30*

Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Butler Creek Station LLC dated January 15, 2013 with schedule disclosing other substantially identical Assignment and Assumption of Rights under Shopping Center Purchase Agreements omitted

10.31*	Sale-Purchase Agreement between AG/WP Fairlawn Owner, LLC and Phillips Edison Group LLC dated December 13, 2012
10.32*	Reinstatement and Second Amendment to Sale-Purchase Agreement between AG/WP Fairlawn Owner, LLC and Phillips Edison Group LLC dated December 21, 2012
10.33*	Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Fairlawn Station LLC dated January 30, 2013
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Amended Share Repurchase Program (incorporated by reference to Exhibit 9.1 to the Company’s Current Report on Form 8-K filed October 5, 2011)
101.1**

The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows

*            These exhibits were previously included or incorporated by reference in Phillips Edison – ARC Shopping Center REIT Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 7, 2013.

**          Furnished with this Amendment No. 1.

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

Signature	Title	Date

/s/ JEFFREY S. EDISON Michael C. Phillips	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 8, 2013

/s/ MICHAEL C. PHILLIPS Jeffrey S. Edison	Co-Chairman of the Board of Directors	March 8, 2013

/s/ RICHARD J. SMITH Richard J. Smith	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2013

/s/ WILLIAM M. KAHANE William M. Kahane	Director	March 8, 2013

/s/ LESLIE T. CHAO Leslie T. Chao	Director	March 8, 2013

/s/ ETHAN HERSHMAN Ethan Hershman	Director	March 8, 2013

/s/ RONALD K. KIRK Ronald K. Kirk	Director	March 8, 2013

/s/ PAUL MASSEY Paul Massey	Director	March 8, 2013