Form 10-Q
period 2013-03-31
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2013-05-09
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, there were 31.5 million outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

FORM 10-Q

March 31, 2013

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

The information furnished in the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated condensed financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated notes to Phillips Edison – ARC Shopping Center REIT Inc.’s condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Phillips Edison – ARC Shopping Center REIT Inc.’s results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Investment in real estate:
Land	$118,961	$82,127
Building and improvements	325,302	209,048
Total investment in real estate assets	444,263	291,175
Accumulated depreciation and amortization	(11,258)	(7,317)
Total investment in real estate assets, net	433,005	283,858
Acquired intangible lease assets, net of accumulated amortization of $5,584 and $3,844, respectively	32,154	20,957
Cash and cash equivalents	8,152	7,654
Restricted cash	1,851	1,053
Accounts receivable, net of bad debt reserve of $100 and $69, respectively	3,715	2,707
Deferred financing expense, less accumulated amortization of $966 and $596, respectively	6,251	2,827
Prepaid expenses and other	4,463	6,354
Total assets	$489,591	$325,410

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$252,842	$159,007
Derivative liability	83	-
Acquired below market lease intangibles, less accumulated amortization of $1,135 and $811, respectively	6,170	4,892
Accounts payable	82	533
Accounts payable – affiliates	2,776	3,634
Accrued and other liabilities	8,729	5,073
Total liabilities	270,682	173,139
Commitments and contingencies (Note 9)	-	-
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at March 31,
2013 and December 31, 2012	$-	$-
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 22,516,687 and 13,801,251 shares issued and
outstanding at March 31, 2013 and December 31, 2012, respectively	225	138
Additional paid-in capital	192,555	118,238
Accumulated other comprehensive loss	(83)	-
Accumulated deficit	(17,427)	(11,720)
Total stockholders’ equity	175,270	106,656
Noncontrolling interests	43,639	45,615
Total equity	218,909	152,271
Total liabilities and equity	$489,591	$325,410

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$8,865	$1,755
Tenant recovery income	2,341	443
Other property income	31	17
Total revenues	11,237	2,215
Expenses:
Property operating	1,896	379
Real estate taxes	1,512	242
General and administrative	892	324
Acquisition expenses	2,514	278
Depreciation and amortization	5,234	1,044
Total expenses	12,048	2,267
Operating loss	(811)	(52)
Other expense:
Interest expense, net	(2,100)	(391)
Net loss	(2,911)	(443)
Net loss attributable to noncontrolling interests	63	185
Net loss attributable to Company stockholders	$(2,848)	$(258)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$(0.16)	$(0.08)
Weighted-average common shares outstanding - basic and diluted	17,448,804	3,124,334

Comprehensive loss:
Net loss	$(2,911)	$(443)
Other comprehensive loss:
Change in unrealized loss on interest rate swaps, net	(83)	-
Comprehensive loss	(2,994)	(443)
Comprehensive loss attributable to noncontrolling interests	63	185
Comprehensive loss attributable to Company stockholders	$(2,931)	$(258)

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)
(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest	Total
Balance at January 1, 2012	2,658,159	$27	$17,980	$-	$(4,126)	$13,881	$13,304	$27,185
Issuance of common stock	1,154,138	11	11,481	-	-	11,492	-	11,492
Dividend reinvestment plan (DRP)	13,104	-	124	-	-	124	-	124
Contributions from noncontrolling interests	-	-	-	-	-	-	7,844	7,844
Common distributions declared, $0.162 per share	-	-	-	-	(507)	(507)	-	(507)
Offering costs	-	-	(1,105)	-	-	(1,105)	-	(1,105)
Net loss	-	-	-	-	(258)	(258)	(185)	(443)
Balance at March 31, 2012	3,825,401	$38	$28,480	$-	$(4,891)	$23,627	$20,963	$44,590

Balance at January 1, 2013	13,801,251	$138	$118,238	$-	$(11,720)	$106,656	$45,615	$152,271
Issuance of common stock	8,608,447	86	85,539	-	-	85,625	-	85,625
Dividend reinvestment plan (DRP)	106,989	1	1,016	-	-	1,017	-	1,017
Change in unrealized loss on interest rate swaps	-	-	-	(83)	-	(83)	-	(83)
Common distributions declared, $0.164 per share	-	-	-	-	(2,859)	(2,859)	-	(2,859)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,913)	(1,913)
Offering costs	-	-	(12,238)	-	-	(12,238)	-	(12,238)
Net loss	-	-	-	-	(2,848)	(2,848)	(63)	(2,911)
Balance at March 31, 2013	22,516,687	$225	$192,555	$(83)	$(17,427)	$175,270	$43,639	$218,909

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)
(In thousands)
	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,911)	$(443)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,069	1,044
Net amortization of above- and below-market leases	151	154
Amortization of deferred financing costs	370	91
Straight-line rental income	(282)	(56)
Changes in operating assets and liabilities:
Accounts receivable	(726)	123
Prepaid expenses and other	(418)	(699)
Accounts payable	(325)	157
Accounts payable – affiliates	(59)	(971)
Accrued and other liabilities	3,046	(64)
Net cash provided by (used in) operating activities	3,915	(664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(122,212)	(11,550)
Capital expenditures	(510)	(92)
Change in restricted cash	(798)	203
Net cash used in investing activities	(123,520)	(11,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	85,625	11,492
Payment of offering costs	(13,037)	(1,105)
Payments on mortgages and loans payable	(47,430)	(21,176)
Proceeds from mortgages and loans payable	102,073	14,851
Distributions paid, net of DRP	(1,400)	(331)
Contributions from noncontrolling interests	-	7,844
Distributions to noncontrolling interests	(1,909)	(92)
Payments of loan financing costs	(3,819)	(10)
Net cash provided by financing activities	120,103	11,473

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	498	(630)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,654	6,969

End of period	$8,152	$6,339

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in offering costs payable to sub-advisor	$(799)	$-
Distributions payable	442	52
Distributions payable – noncontrolling interests	4	-
Assumed debt	39,356	-
Accrued capital expenditures	401	47
Cash paid for interest	1,500	296
Distributions reinvested	1,017	124

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

PART I.        FINANCIAL INFORMATION (CONTINUED)

Phillips Edison—ARC Shopping Center REIT Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited financial statements of Phillips Edison-ARC Shopping Center REIT Inc. (”we,” “our,” or “us”) for the year ended December 31, 2012, which are included in our 2012 Annual Report on Form 10-K as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

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

We are offering to the public, pursuant to a registration statement, $1.785 billion in shares of common stock on a “best efforts” basis in our initial public offering (“our offering”). Our offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP.  We are selling the shares registered in our primary offering over a three-year period, which ends August 12, 2013. Under rules promulgated by the Securities and Exchange Commission (the “SEC”), in some instances we may extend the primary offering beyond that date. We may sell shares under the DRP beyond the termination of the primary offering until we have sold all the shares under the plan.

As of March 31, 2013, we had issued 22,516,687 shares of common stock since inception, including 262,928 shares issued through the DRP, generating gross cash proceeds of $222.7 million.

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

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.  As of March 31, 2013, we owned fee simple interests in 37 real estate properties, 20 of which we owned through the Joint Venture (as defined below), acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “CBRE Investor”). The joint venture is in the form of PECO-ARC Institutional Joint Venture I, L.P., a Delaware limited partnership (the “Joint Venture”). We, through an indirectly wholly owned subsidiary, hold an approximate 54% interest in the Joint Venture.  We serve as the general partner and manage the operations of the Joint Venture. The CBRE Investors hold the remaining approximate 46% interest.  We contributed approximately $58.7 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture, and the CBRE Investors contributed $50.0 million in cash.  As of March 31, 2013, the Joint Venture holds 20 grocery-anchored neighborhood and community shopping centers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and required the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies for the three months ended March 31, 2013. For a summary of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The fair values of buildings and improvements are determined on an as-if-vacant basis.  The estimated fair value of acquired in-place leases is the cost we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.

Acquired above- and below-market lease values are recorded based on the present value (using interest rates that reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases.  We also include fixed rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized.  If a tenant has a unilateral option to renew a below-market lease, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized if we determine that the tenant has a financial incentive to exercise such option.

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

Derivative Instruments and Hedging Activities—At times, we may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage such risk. We enter into derivative instruments that qualify as cash flow hedges, and we do not enter into derivative instruments for speculative purposes. The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings in the three months ended March 31, 2013, and we do not anticipate it will have a significant effect in the future. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty.  Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the condensed consolidated statements of operations and comprehensive loss as a component of net loss or as a component of comprehensive loss and as a component of stockholders' equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income and equity.

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

If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives, which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. We consider a number of different factors in evaluating whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•     whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•     whether the tenant or landlord retains legal title to the improvements;

•     the uniqueness of the improvements;

•     the expected economic life of the tenant improvements relative to the length of the lease; and

•     who constructs or directs the construction of the improvements.

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts receivable. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and will be less than the cash collected in the later years of a lease. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period in which the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements.

We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered tenant-specific intangibles and other assets.

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

Noncontrolling Interests—Noncontrolling interests in the consolidated balance sheets represent the economic equity interests of the Joint Venture that are not owned by us. Noncontrolling interests in the condensed consolidated statements of equity represent contributions, distributions and allocated earnings to the CBRE Investors. Noncontrolling interests in earnings of the Joint Venture in the condensed consolidated statements of operations and comprehensive loss represents losses allocated to noncontrolling interests based on the economic ownership percentage of the consolidated Joint Venture held by these investors.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share considers the effect of any potentially dilutive share equivalents, of which we had none for the three months ended March 31, 2013 and 2012.

There were 59,245 Class B units of the Operating Partnership outstanding as of March 31, 2013 that were excluded from diluted net loss per share computations as their effect would have been antidilutive.

Impact of Recently Issued Accounting Pronouncements—In October 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. ASU 2012-04 was effective for us as of January 1, 2013. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if it is required to be reclassified to net income in its entirety. For other reclassified amounts, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The provisions of ASU No. 2013-02 were effective for us on January 1, 2013, and are to be applied prospectively. The adoption of this pronouncement did not materially impact our condensed consolidated financial statements, and no additional disclosures were required because no amounts were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2013.

3. EQUITY

General—We have the authority to issue a total of 1,000,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2013, we had issued 22,516,687 shares of common stock generating gross cash proceeds of $222.7 million, and we had issued no shares of preferred stock. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted the DRP that allows stockholders to have distributions invested in additional shares of our common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.  Distributions reinvested through the DRP for the three months ended March 31, 2013 and 2012, were $1,017,000 and $124,000, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. During the three months ended March 31, 2013 and 2012, there were no shares repurchased under the share repurchase program.

2010 Long-Term Incentive Plan—We have adopted a 2010 Long-Term Incentive Plan which may be used to attract and retain officers, advisors, and consultants. We have not issued any shares under this plan as of March 31, 2013.

2010 Independent Director Stock Plan—We have also adopted an Amended and Restated 2010 Independent Director Stock Plan which may be used to offer independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. We have not issued any shares under this plan as of March 31, 2013.

4. FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

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

The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:

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

Mortgage loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, ranging from 2.45% to 2.70% for secured variable rate debt, 4.00% for secured fixed rate debt, and 4.70% for unsecured variable rate debt, as of March 31, 2013, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  The fair values and recorded values of our borrowings as of March 31, 2013, were $252.1 million and $252.8 million, respectively.  The fair values and recorded values of our borrowings as of December 31, 2012, were $158.7 million and $159.0 million, respectively.

Derivative instruments — As of March 31, 2013, we have an interest rate swap agreement with a notional amount of $50.0 million that is measured at fair value on a recurring basis.  The interest rate swap agreement effectively fixes the variable interest rate of a $50.0 million portion of our secured credit facility at 3.05% through December 2017.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  The effective portion of changes in fair value of the interest rate swap associated with our cash flow hedge is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt.  Our cash flow hedge becomes partially ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate.  When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swap associated with our cash flow hedge is recognized in earnings in the period affected.  Hedge ineffectiveness has not impacted earnings as of March 31, 2013, and we do not anticipate it will have a significant effect in the future.  In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty.

The fair value of the interest rate swap agreement is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and interest rate related observable inputs.  The fair value of our interest rate swap at March 31, 2013 was a liability of $83,000 and is included in “derivative liability” on our consolidated balance sheet.  The change in valuation on our interest rate swap was $83,000 for the three months ended March 31, 2013 and is included in “accumulated other comprehensive loss”.

Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial assets and liabilities.

A summary of our financial liability that is measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (amounts in thousands):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Interest rate swap	$-	$83	$-	$83	$-	$-	$-	$-

5. REAL ESTATE ACQUISITIONS

For the three months ended March 31, 2013, we acquired 11 grocery-anchored retail centers for a combined purchase price of approximately $163.9 million, including $36.6 million of assumed debt with a fair value of $39.4 million.  We allocated the purchase price of these properties to the fair value of the assets acquired and lease liabilities assumed as follows (in thousands):

Category	Allocation

Land	$36,834
Building and improvements	115,682
Acquired in-place leases	8,900
Acquired above-market leases	4,037
Acquired below-market leases	(1,602)

Total	$163,851

The following information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2012 and 2013 had been acquired on January 1, 2012.

We estimated that revenues, on a pro forma basis, for the three months ended March 31, 2013 and 2012, would have been approximately $12.8 million and $12.5 million, respectively, and our net loss attributable to our stockholders, on a pro forma basis excluding acquisition expenses, would have been approximately $1.7 million and $0.5 million, respectively. The pro forma net loss per share excluding acquisition expenses would have been $0.09 and $0.03, respectively, for the three months ended March 31, 2013 and 2012.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012

Acquired in-place leases, net of accumulated
amortization of $3,575 and $2,310,
respectively	$23,288	$15,655
Acquired above-market leases, net of accumulated
amortization of $2,009 and $1,534,
respectively	8,866	5,302

Total	$32,154	$20,957

Amortization expense recorded on the intangible assets for the three months ended March 31, 2013 and 2012 was $1,740,000 and $450,000, respectively.

Estimated future amortization expense of the respective acquired intangible lease assets as of March 31, 2013 is as follows (in thousands):

Year	In-Place Leases	Above Market Leases

April 1 to December 31, 2013	$4,080	$1,514
2014	5,391	2,020
2015	4,489	1,767
2016	3,529	1,206
2017	2,335	784
2018 and thereafter	3,464	1,575

Total	$23,288	$8,866

The weighted-average amortization period for both acquired in-place lease and above-market lease intangibles is five years.

7. MORTGAGES AND LOANS PAYABLE

As of March 31, 2013, we had approximately $248.9 million of outstanding mortgage notes payable, inclusive of a below-market assumed debt adjustment of $4.6 million, and approximately $3.9 million of unsecured loans payable.  As of December 31, 2012, we had approximately $159.0 million of outstanding mortgage notes payable, inclusive of a below-market assumed debt adjustment of $1.9 million.  Each mortgage note payable is secured by the respective property on which the debt was placed.  Certain of the mortgage notes allow us to generally make additional principal payments on the loan and draw those amounts back, not to exceed the initial loan amount, as needed.  As of March 31, 2013 and December 31, 2012, the weighted-average interest rate for the loans was 3.71% and 3.58%, respectively.

As of March 31, 2013, excluding the below-market debt adjustment, we hold $106.4 million of our debt obligations through the Joint Venture, in which we have a 54% interest, and we hold $141.9 million of our debt obligations directly.  We have an unsecured credit facility with $10.0 million of capacity, on which we have drawn $3.9 million as of March 31, 2013.  We also have a $265.0 million secured revolving credit facility, which may be expanded to $300.0 million, with an outstanding principal balance of $85.9 million as of March 31, 2013, from which we may draw funds to pay certain long-term debt obligations as they mature.  Of the amount outstanding on our mortgage notes payable at March 31, 2013, $23.1 million is for loans which mature in 2013.  We have one-year extension options on $19.2 million of such loans maturing in 2013, subject to extension fees and compliance with loan covenants, and we have repaid $3.9 million of the loans maturing in 2013.  As of

March 31, 2013 and December 31, 2012, our leverage ratio, or the ratio of total debt, less cash and cash equivalents, to total real estate investments, at cost, was approximately 51.1% and 48.5%, respectively.

During the three months ended March 31, 2013, in conjunction with our acquisition of three real estate properties, we assumed debt of $36.6 million with a fair value of $39.4 million. The assumed debt market adjustment will be amortized over the remaining life of the loans. The amortization recorded on the assumed below-market debt adjustment was $164,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.

The following is a summary of our debt obligations as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Outstanding	Maximum	Outstanding	Maximum
	Principal	Loan	Principal	Loan
	Balance	Capacity	Balance	Capacity

Fixed rate mortgages payable(1)	$80,203	$80,203	$43,934	$43,934
Variable rate mortgages payable	78,304	89,423	76,424	89,475
Secured credit facility - fixed rate(2)	50,000	50,000	-	-
Secured credit facility - variable rate	35,873	215,000	36,709	40,000
Unsecured credit facility	3,900	10,000	-	10,000
Assumed below-market debt adjustment	4,562	N/A	1,940	N/A

Total	$252,842	$444,626	$159,007	$183,409

(1)	The assets and liabilities of the following properties are neither available to pay the debts of the consolidated limited liability companies nor constitute obligations of the consolidated limited liability companies: Baker Hill Station LLC,
Broadway Station LLC, Northridge Station LLC, Kleinwood Station LLC, Murray Station LLC, and Vineyard Station
LLC.
(2)	The interest rate on $50,000 of our secured credit facility is effectively fixed at 3.05% through December 2017 by an interest rate swap agreement.

Below is a listing of the mortgage loans payable with their respective principal payment obligations (in thousands) and weighted-average interest rates:

		2013(1)	2014	2015	2016	2017	Thereafter	Total

Maturing debt:(2)
	Fixed rate mortgages payable	$915	$17,330	$1,047	$10,297	$43,469	$7,145	$80,203
	Variable rate mortgages payable	19,544	1,105	1,105	16,093	33,657	6,800	78,304
	Secured credit facility - fixed rate(3)	-	-	50,000	-	-	-	50,000
	Secured credit facility - variable rate	-	-	35,873	-	-	-	35,873
	Unsecured credit facility	3,900	-	-	-	-	-	3,900
Total maturing debt		$24,359	$18,435	$88,025	$26,390	$77,126	$13,945	$248,280

Weighted-average interest rate on debt:
	Fixed rate mortgages payable(4)	7.0%	7.5%	6.5%	6.0%	4.8%	6.1%	5.7%
	Variable rate mortgages payable	2.8%	2.5%	2.5%	2.7%	2.4%	2.3%	2.6%
	Secured credit facility - fixed rate(3)	-	-	3.1%	-	-	-	3.1%
	Secured credit facility - variable rate	-	-	2.5%	-	-	-	2.5%
	Unsecured credit facility	5.7%	-	-	-	-	-	5.7%
Total		3.4%	7.2%	2.8%	4.0%	3.8%	4.2%	3.7%

(1)	Includes only April 1, 2013 through December 31, 2013.
(2)	The debt maturity table does not include any below-market debt adjustment, of which $4,562, net of accumulated
	amortization was outstanding as of March 31, 2013.
(3)	The interest rate on $50,000 of our secured credit facility is effectively fixed at 3.05% through December 2017 by an
	interest rate swap agreement.
(4)	A portion of the fixed rate debt represents loans assumed as part of certain acquisitions. These loans typically have
	higher interest rates than interest rates associated with new debt.

As of March 31, 2013, we believe we were in compliance with all debt covenants.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012

Acquired below-market leases, net of accumulated
amortization of $1,135 and $811, respectively	$6,170	$4,892

Amortization recorded on the intangible liabilities for the three months ended March 31, 2013 and 2012 was $324,000 and $73,000, respectively.

Estimated future amortization income of the intangible lease liabilities as of March 31, 2013 is as follows (in thousands):

Year	Below Market Leases

April 1 to December 31, 2013	$987
2014	1,261
2015	1,035
2016	884
2017	665
2018 and thereafter	1,338

Total	$6,170

The weighted-average amortization period for below market lease intangibles is seven years.

9. COMMITMENTS AND CONTINGENCIES

Sponsor Organization and Offering Costs

As of March 31, 2013, in addition to the accounts payable to affiliates, there is approximately $4.2 million of offering costs incurred by the Sub-advisor since inception on our behalf that have not been charged to us. Organization and offering cost reimbursements may not exceed 1.5% of the gross proceeds raised through our offering. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of our offering and the discretion of the Sub-advisor.

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

Operating Lease

We lease land under a long-term lease at one property, which was acquired in 2011.  Total rental expense for the lease was $5,000 for the three months ended March 31, 2013 and 2012.  Minimum rental commitments under the noncancelable term of the lease as of March 31, 2013 are as follows:  (i) April 1 to December 31, 2013, $15,000; (ii) 2014, $20,000; (iii) 2015, $20,000; (iv) 2016, $20,000; and (v) 2017, $17,000.

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

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our offering. As of March 31, 2013, the Advisor, Sub-advisor and their affiliates have charged us approximately $11.3 million of organization and offering costs, and we have reimbursed $9.1 million of such costs, resulting in a net payable of $2.2 million. In addition, as of March 31, 2013, approximately $4.2 million of offering costs incurred by the Sub-advisor since inception on our behalf has not been charged to us or been recorded in our condensed consolidated financial statements. Whether these costs incurred by the Sub-advisor will be billed is dependent upon the success of our offering and the discretion of the Sub-advisor.  As of December 31, 2012, the Advisor, Sub-advisor and their affiliates had charged us approximately $7.2 million of organization and offering costs, and we had reimbursed $4.2 million of such costs, resulting in a net payable of $3.0 million.

Acquisition Fee—We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including acquisition or origination expenses and any debt attributable to such investments. We incurred acquisition fees payable to the Advisor, Sub-advisor and their affiliates of $1,648,000 and $64,000, respectively, for the three months ended March 31, 2013 and 2012 in connection with our property acquisitions.  The amount of these acquisition fees outstanding and payable by us as of March 31, 2013 and December 31, 2012 was $0 and $191,000, respectively.

Asset Management Fee—  On February 4, 2013, we and the Operating Partnership entered into an Amended and Restated Advisory Agreement (the “A&R Advisory Agreement”) with the Advisor.  The A&R Advisory Agreement provides that the asset management compensation structure contemplated in the previous advisory agreement between us and the Advisor (as discussed above) is eliminated effective October 1, 2012.  Instead, we issue to the Advisor on a quarterly basis performance-based restricted partnership units of the Operating Partnership designated as “Class B units.”  The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the A&R Advisory Agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the A&R Advisory Agreement is terminated for cause; or (b) the A&R Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.  The Class B units are participating securities that receive distributions at the same rates and dates as the distributions paid to our common stockholders.  These distributions are calculated as the product of the number of unvested units issued to date and the stated distribution rate at the time such distribution is authorized.  Distributions for outstanding unvested units incurred during the three months ended March 31, 2013 totaled $4,000.

On February 13, 2013, the Operating Partnership issued 59,245 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from October 1, 2012 to December 31, 2012.  On April 18, 2013, the Operating Partnership issued 104,372 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from January 1, 2013 to March 31, 2013.  These Class B units will not vest until the conditions referenced above have been met.

Prior to October 1, 2012, we paid the Advisor an asset management fee for the asset management services it provides pursuant to the advisory agreement. The asset management fee, payable monthly in arrears (based on assets we held during the previous month) was equal to 0.08333% of the sum of the cost of all real estate and real estate-related investments we owned and of our investments in joint ventures, including certain expenses and any debt attributable to such investments. However, the Advisor reimbursed all or a portion of the asset management fee for any applicable period to the extent that as of the date of the payment, our modified funds from operations (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof, without any corresponding issuance of equity to the Sub-advisor or its affiliate), during the quarter were not at least equal to our declared distributions during the quarter. We could not avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis.

The CBRE Investors will continue to pay asset management fees in cash pursuant to the advisory agreement between the Joint Venture and the Advisor (the “JV Advisory Agreement”).  Total asset management fees incurred under the JV Advisory Agreement for the three months ended March 31, 2013 and 2012 were $249,000 and $217,000, respectively, with $0 and $118,000 of these fees being waived or reimbursed by the Advisor and Sub-advisor. For the three months ended March 31, 2013 and 2012, the net asset management fees of $249,000 and $99,000, respectively, were paid by the CBRE Investors to the Advisor and Sub-advisor.  The amount of these asset management fees outstanding and payable by the CBRE Investors as of March 31, 2013 and December 31, 2012 was $249,000 and $248,000, respectively.

Financing Fee—We pay the Advisor or Sub-advisor a financing fee equal to 0.75% of all amounts made available under any loan or line of credit. We incurred financing fees payable to the Advisor, Sub-advisor and their affiliates of $1,958,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.  There were no financing fees outstanding and payable as of March 31, 2013 and December 31, 2012.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, we will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if we sell an asset to an affiliate, our organizational documents will prohibit us from paying the Advisor a disposition fee. There were no disposition fees incurred during the three months ended March 31, 2013 and 2012, as we did not sell any of our properties during such periods.

General and Administrative Expenses—As of March 31, 2013 and  December 31, 2012, we owed the Advisor, Sub-advisor and their affiliates $29,000 and $2,000 for general and administrative expenses paid on our behalf, respectively.  As of March 31, 2013, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership will pay to PECO-ARC Special Limited Partner, LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to investors of a 7.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders.  The Advisor has a 15.0% interest and the Sub-advisor has an 85.0% interest in the Special Limited Partner.  No sales of real estate assets occurred in the three months ended March 31, 2013 and 2012.

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

Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution.  No subordinated incentive listing fee was payable for the three months ended March 31, 2013 and 2012.

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

Transactions involving the Property Manager consisted of the following (in thousands):

	For the Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2013	2012	2013	2012

Property management fees	$458	$113	$184	$112
Leasing commissions	188	45	69	96
Construction management fees	23	7	4	18
Other fees and reimbursements	118	21	49	(20)

Total	$787	$186	$306	$206

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

Selling commissions incurred during the three months ended March 31, 2013 were $5,599,000, all of which was reallowed to participating broker-dealers.  Dealer manager fees incurred during the three months ended March 31, 2013 were $2,542,000, of which $986,000 was reallowed to participating broker-dealers.  Selling commissions incurred during the three months ended March 31, 2012 were $850,000, all of which was reallowed to participating broker-dealers.  Dealer manager fees incurred during the three months ended March 31, 2012, were $255,000, $89,000 of which was reallowed to participating broker-dealers.

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

As of March 31, 2013, the Sub-advisor owned 23,195 shares of our common stock, or approximately 0.10% of our outstanding common stock.  As of December 31, 2012, the Sub-advisor owned 23,061 shares of our common stock, or approximately 0.17% of our outstanding common stock.

11. ECONOMIC DEPENDENCY

We are dependent on the Advisor, the Sub-advisor, the Property Manager, the Dealer Manager and their respective affiliates for certain services that are essential to us, including the sale of our shares of common stock, asset acquisition and disposition decisions, advances or contributions for distributions, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor, the Property Manager and/or the Dealer Manager are unable to provide such services, we would be required to find alternative service providers or sources of capital.

As of March 31, 2013 and December 31, 2012, we owed the Advisor, the Sub-advisor and their respective affiliates approximately $2.8 million and $3.6 million, respectively, for offering and organization expenses and asset management, property management, and other fees payable as shown below (in thousands):

	March 31,	December 31,
	2013	2012
Offering and organization expenses payable	$2,188	$2,987

General and administrative expenses of the Company paid by a sponsor	29	2

Asset management, property management, and other fees payable	559	645

Total due	$2,776	$3,634

In addition, as of March 31, 2013, approximately $4.2 million of offering costs incurred by the Sub-advisor on our behalf since inception has not been charged to us or recorded in our consolidated financial statements.  Whether these costs will be billed to us in the future will depend on the success of our offering and the discretion of the Sub-advisor.  The sponsors provided $228,000 since inception for certain of our general and administrative expenses as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. There was no sponsor contribution for the three months ended March 31, 2013 or 2012.  Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

12. FUTURE MINIMUM RENTS

Our operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreement and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at March 31, 2013, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount

April 1 to December 31, 2013	$29,826
2014	37,558
2015	33,724
2016	30,440
2017	26,224
2018 and thereafter	120,776

Total	$278,548

One tenant, Publix, comprised approximately 12% of the aggregate annualized effective rent of our 37 shopping centers as of March 31, 2013.  No other tenant comprised 10% or more of our aggregate annualized effective rent as of March 31, 2013.

13. SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From April 1, 2013 through April 30, 2013, we raised approximately $80.0 million through the issuance of 8,037,366 shares of common stock under our offering. As of May 1, 2013, approximately 119.8 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRP.

Distributions

On April 1, 2013, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from March 1, 2013 through March 31, 2013. The total gross amount of the distribution was approximately $1,159,000, with $507,000 being reinvested in the DRP, for a net cash distribution of $652,000.

On May 1, 2013, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from April 1, 2013 through April 30, 2013. The total gross amount of the distribution was approximately $1,441,000, with $664,000 being reinvested in the DRP, for a net cash distribution of $777,000.

On March 22, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing May 1, 2013 through and including May 31, 2013.  On April 22, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing June 1, 2013 through and including June 30, 2013. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. This equates to an approximate 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.  We expect to pay these distributions on June 3, 2013 and July 1, 2013.  Our policy is not to fund distributions with proceeds from our offering.

Acquisitions of Lutz Lake Crossing and Publix at Seven Hills

On April 4, 2013, we acquired a 100% interest in two Publix-anchored shopping centers, Lutz Lake Crossing and Publix at Seven Hills, located in Lutz, Florida, and Spring Hill, Florida, respectively, for a combined purchase price of approximately $18.3 million. The acquisition was partially financed with proceeds from a syndicated revolving credit facility led by KeyBank National Association and proceeds from our ongoing public offering.  Lutz Lake Crossing, a 64,986 square foot property, was 85.8% leased at the time of acquisition, and Publix at Seven Hills, a 72,590 square foot property, was 90.6% leased.

Acquisition of Hartville Centre

On April 23, 2013, we acquired a 100% interest in Hartville Centre, a Giant Eagle-anchored shopping center located in Hartville, Ohio, for a purchase price of approximately $7.3 million. The acquisition was financed with proceeds from our ongoing public offering.  Hartville Centre, a 108,412 square foot property, was 76.7% leased at the time of acquisition.

Payoff of Debt Obligations

On April 12, 2013, we paid off and canceled the remaining balance due on our unsecured credit facility.  The loan payable balance prior to the payment was $3.9 million.  The unsecured credit facility was scheduled to mature on July 2, 2013.

Subsequent to March 31, 2013, we made net payments of $35.9 million to the lenders under our secured credit facility.  As of May 9, 2013, the balance under this facility was $50.0 million.

Changes to Officer Titles

On April 22, 2013, our board of directors appointed John B. Bessey to the positions of Co-President and Chief Investment Officer.  Mr. Bessey had previously served as our President since December 2009.  Additionally, our board of directors appointed R. Mark Addy to the position of Co-President.  Mr. Addy will also continue to serve as our Chief Operating Officer, a position he has held since October 2010.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

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

During the three months ended March 31, 2013, we issued 8,715,436 shares of common stock, including 106,989 shares through the DRP, generating gross cash proceeds of $86.6 million.  As of March 31, 2013, we had issued a total of 22,516,687 shares of common stock in our offering, including 262,928 shares issued through the DRP, generating gross cash proceeds of $222.7 million.

In addition, from April 1, 2013 through April 30, 2013, we raised approximately $80.0 million through the issuance of 8,037,366 shares of common stock under our offering.

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

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “CBRE Investor”). The joint venture is in the form of PECO-ARC Institutional Joint Venture I., L.P., a Delaware limited partnership (the “Joint Venture”). We, through an indirectly wholly owned subsidiary, hold an approximate 54% interest in the Joint Venture.  We serve as the general partner and manage the operations of the Joint Venture. The CBRE Investors hold the remaining approximate 46% interest.  We contributed approximately $58.7 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture (defined below), and the CBRE Investors contributed $50.0 million in cash.  As of March 31, 2013, 100% of the equity contributions from the CBRE Investors and us have been invested in the joint venture’s 20 properties.

During the three months ended March 31, 2013, we acquired 11 properties for a combined purchase price of $163.9 million.  The weighted average capitalization rate for our 2013 acquisitions was 7.7%.   The capitalization rate is calculated by dividing the annualized net operating income of a property as of the date of acquisition by the purchase price of the property.  As of March 31, 2013, we owned fee simple interests in 37 properties in 16 states across the United States that collectively total approximately 3.7 million square feet with a combined purchase price of $468.0 million.  Included in these totals are 20 properties owned through the Joint Venture that total 1,878,177 square feet with a combined purchase price of $211.1 million.  Our portfolio was purchased at a weighted average capitalization rate of 7.9% and was 94.1% leased as of March 31, 2013.

We owned fee simple interests in 37 real estate properties, 20 of which we owned through the Joint Venture, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor as of March 31, 2013 (dollars in thousands):

							Average
					Contract	Rentable	Remaining
		Ownership		Date	Purchase	Square	Lease Term		%
Property Name	Location	Interest	Anchor	Acquired	Price(1)	Footage	in Years		Leased
Lakeside Plaza	Salem, VA	54%	Kroger	12/10/2010	$8,750	82,798	4.1	years	98.3%
Snow View Plaza	Parma, OH	54%	Giant Eagle	12/15/2010	12,300	100,460	6.2	years	97.0%
St. Charles Plaza	Haines City, FL	54%	Publix	6/10/2011	10,100	65,000	9.3	years	96.3%
Centerpoint	Easley, SC	54%	Publix	10/14/2011	6,850	72,287	9.3	years	84.7%
Southampton Village	Tyrone, GA	54%	Publix	10/14/2011	8,350	77,956	8.4	years	91.9%
Burwood Village Center	Glen Burnie, MD	54%	Food Lion	11/9/2011	16,600	105,834	5.6	years	100.0%
Cureton Town Center	Waxhaw, NC	54%	Harris Teeter	12/29/2011	13,950	84,357	9.5	years	100.0%
Tramway Crossing	Sanford, NC	54%	Food Lion	2/23/2012	5,500	62,382	3.2	years	95.9%
Westin Centre	Fayetteville, NC	54%	Food Lion	2/23/2012	6,050	66,890	2.7	years	95.8%
The Village at Glynn Place	Brunswick, GA	54%	Publix	4/27/2012	11,350	111,924	7.1	years	96.2%
Meadowthorpe Shopping Center	Lexington, KY	54%	Kroger	5/9/2012	8,550	87,384	3.3	years	97.4%
New Windsor Marketplace	Windsor, CO	54%	King Soopers(2)	5/9/2012	5,550	95,877	6.6	years	90.3%
Vine Street Square	Kissimmee, FL	54%	Walmart(3)	6/4/2012	13,650	120,699	5.9	years	98.3%
Northtowne Square	Gibsonia, PA	54%	Giant Eagle	6/19/2012	10,575	113,372	8.5	years	100.0%
Brentwood Commons	Bensenville, IL	54%	Dominick's(4)	7/5/2012	14,850	125,550	6.3	years	98.1%
Sidney Towne Center	Sidney, OH	54%	Kroger	8/2/2012	4,300	118,360	6.0	years	98.5%
Broadway Plaza	Tucson, AZ	54%	Sprouts	8/13/2012	12,675	83,612	5.0	years	95.9%
Richmond Plaza	Augusta, GA	54%	Kroger	8/30/2012	19,500	178,167	5.0	years	86.2%
Publix at Northridge	Sarasota, FL	54%	Publix	8/30/2012	11,500	65,320	9.1	years	86.5%
Baker Hill Center	Glen Ellyn, IL	100%	Dominick's(4)	9/6/2012	21,600	135,355	4.4	years	96.7%
New Prague Commons	New Prague, MN	54%	Coborn's	10/12/2012	10,150	59,948	8.1	years	100.0%
Brook Park Plaza	Brook Park, OH	100%	Giant Eagle	10/23/2012	10,140	157,459	5.9	years	87.8%
Heron Creek Towne Center	North Port. FL	100%	Publix	12/17/2012	8,650	64,664	6.1	years	90.4%
Quartz Hill Towne Centre	Lancaster, CA	100%	Vons(4)	12/26/2012	20,970	110,306	3.8	years	98.1%
Hilfiker Square	Salem, OR	100%	Trader Joe's	12/28/2012	8,000	38,558	8.0	years	100.0%
Village One Plaza	Modesto, CA	100%	Raley's	12/28/2012	26,500	105,658	13.5	years	91.6%
Butler Creek	Acworth, GA	100%	Kroger	1/15/2013	10,650	95,597	4.1	years	91.3%
Fairview Oaks	Ellenwood, GA	100%	Kroger	1/15/2013	9,300	77,052	3.5	years	95.7%
Grassland Crossing	Alpharetta, GA	100%	Kroger	1/15/2013	9,700	90,906	6.0	years	92.9%
Hamilton Ridge	Buford, GA	100%	Kroger	1/15/2013	11,800	90,996	6.8	years	85.9%
Mableton Crossing	Mableton, GA	100%	Kroger	1/15/2013	11,500	86,819	3.4	years	98.6%
The Shops at Westridge	McDonough, GA	100%	Publix	1/15/2013	7,550	66,297	10.2	years	72.5%
Fairlawn Town Centre	Fairlawn, OH	100%	Giant Eagle	1/30/2013	42,200	347,255	6.5	years	95.9%
Macland Pointe	Marietta, GA	100%	Publix	2/13/2013	9,150	79,699	3.3	years	94.0%
Kleinwood Center	Spring, TX	100%	H-E-B	3/21/2013	32,535	148,963	7.9	years	92.2%
Murray Landing	Irmo, SC	100%	Publix	3/21/2013	9,920	64,359	7.1	years	100.0%
Vineyard Center	Tallahassee, FL	100%	Publix	3/21/2013	6,760	62,821	7.7	years	84.7%

(1)					The contract purchase price excludes closing costs and acquisition costs.
(2)					King Soopers is an affiliate of Kroger.
(3)					The anchor tenant of Vine Street Square is a Walmart Neighborhood Market.
(4)					Dominick's and Vons are affiliates of Safeway, Inc.

The terms and expirations of our operating leases vary. The leases frequently contain provisions for the extension of the lease agreement and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The following table lists, on an aggregate basis, all of the scheduled lease expirations after March 31, 2013 over each of the years ending December 31, 2013 and thereafter for our 37 shopping centers.  The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
2013	66	$2,051	5.1%	115,720	3.3%
2014	96	4,353	10.8%	337,370	9.7%
2015	78	3,318	8.2%	235,013	6.8%
2016	78	3,652	9.0%	318,227	9.1%
2017	80	4,400	10.8%	357,697	10.3%
2018	48	3,341	8.3%	294,533	8.5%
2019	20	2,810	7.0%	278,611	8.0%
2020	9	1,079	2.7%	88,526	2.5%
2021	13	1,968	4.9%	258,598	7.4%
2022	10	3,316	8.2%	315,877	9.1%
Thereafter	32	10,125	25.0%	881,289	25.3%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2013 multiplied by 12 months, less any
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

The following table presents the composition of our portfolio by tenant type as of March 31, 2013 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	2,000,157	57.5%	$19,092	47.3%
National & regional	992,426	28.5%	14,031	34.7%
Local	488,878	14.0%	7,290	18.0%
	3,481,461	100.0%	$40,413	100.0%

(1)			We calculate annualized effective rent as monthly contractual rent as of March 31, 2013 multiplied by 12 months, less any tenant concessions.

The following table presents the composition of our portfolio by tenant industry as of March 31, 2013 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	2,000,157	57.5%	$19,092	47.2%
Retail Stores	613,313	17.6%	7,336	18.2%
Services	568,392	16.3%	8,778	21.7%
Restaurant	299,599	8.6%	5,207	12.9%
	3,481,461	100.0%	$40,413	100.0%

(1)			We calculate annualized effective rent as monthly contractual rent as of March 31, 2013 multiplied by 12 months, less any tenant concessions.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of March 31, 2013 (dollars in thousands):

				% of		% of
			Leased	Leased	Annualized	Annualized
	Tenant	Number of	Square	Square	Effective	Effective
Tenant	Industry	Locations(1)	Feet	Feet	Rent(2)	Rent
Kroger(3)	Retail - Grocery Store	10	602,903	17.3%	$3,794	9.4%
Publix	Retail - Grocery Store	10	473,608	13.6%	4,976	12.3%
Giant Eagle	Retail - Grocery Store	4	323,668	9.3%	3,266	8.1%
Safeway(4)	Retail - Grocery Store	3	187,019	5.4%	2,127	5.3%
Food Lion	Retail - Grocery Store	3	95,665	2.7%	881	2.2%
H-E-B	Retail - Grocery Store	1	80,925	2.3%	1,100	2.7%
Raley's	Retail - Grocery Store	1	68,203	2.0%	1,255	3.1%
Harris Teeter	Retail - Grocery Store	1	48,756	1.4%	400	1.0%
Coborn's	Retail - Grocery Store	1	45,708	1.3%	593	1.5%
Walmart(5)	Retail - Grocery Store	1	31,979	0.9%	225	0.6%
Sprouts Farmers Market	Retail - Grocery Store	1	28,217	0.8%	272	0.7%
Trader Joe's	Retail - Grocery Store	1	13,506	0.4%	203	0.5%
National & regional	Retail/ Restaurant/Services	262	992,426	28.5%	14,031	34.7%
Local	Retail/ Restaurant/Services	225	488,878	14.1%	7,290	17.9%
		524	3,481,461	100.0%	$40,413	100.0%

(1)					Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were six as of March 31, 2013.
(2)					We calculate annualized effective rent as monthly contractual rent as of March 31, 2013 multiplied by 12 months, less any tenant concessions.
(3)					King Soopers is an affiliate of Kroger.
(4)					Dominick's and Vons are affiliates of Safeway, Inc.
(5)					The Walmart store at Vine Street Square is a Walmart Neighborhood Market.

Results of Operations

Overview

As we owned only nine properties during the three month period ended March 31, 2012, virtually all differences when comparing that period to the three months ended March 31, 2013 are the result of the 28 properties acquired since March 31, 2012.

Summary of Operating Activities for the Three Months Ended March 31, 2013 and 2012

Total revenues for the three months ended March 31, 2013 were $11,237,000 with rental income of $8,865,000. Other revenues, largely comprised of tenant reimbursements, were $2,372,000. Total revenues for the three months ended March 31, 2012 were $2,215,000 with rental income of $1,755,000. Other revenues were $460,000.

Property operating costs were $1,896,000 for the three months ended March 31, 2013. The significant items comprising this expense were common area maintenance of $1,100,000 and property management fees paid to an affiliate of the Sub-advisor of $458,000. Property operating costs were $379,000 for the three months ended March 31, 2012. The significant items comprising this expense were common area maintenance of $225,000 and property management fees paid to an affiliate of the Sub-advisor of $113,000.

Real estate taxes were $1,512,000 and $242,000, respectively, for the three months ended March 31, 2013 and 2012.

General and administrative expenses were $892,000 and $324,000, respectively, for the three months ended March 31, 2013 and 2012. These amounts were comprised largely of audit and tax fees, asset management fees, legal fees, transfer agent fees, board-related expenses and insurance expense.  In addition to the acquisition of 28 properties since March 31, 2012, the primary reasons for the increase in general and administrative expenses are a $150,000 increase in asset management fees paid by the CBRE Investors, a $143,000 increase in audit and tax fees, and a $92,000 increase in transfer agent fees.  As of March 31, 2013, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Under the terms of our advisory agreement, the Advisor waived or reimbursed all or a portion of the asset management fees incurred for any applicable period through September 30, 2012 to the extent that, as of the date of the payment, our modified funds from operations (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof without any corresponding issuance of equity to the Sub-advisor or affiliate) during the quarter were not at least equal to our declared distributions during the quarter, provided that the distribution rate during such quarter was no more than $0.65 per share on an annualized basis.

Asset management fees were $249,000 for the three months ended March 31, 2013.  For the three months ended March 31, 2013, the asset management fees were paid solely by the CBRE Investors, as we are not responsible for the payment of cash asset management fees pursuant to the advisory agreement between the Joint Venture and the Advisor.  Asset management fees were $217,000 for the three months ended March 31, 2012, but $118,000 of these fees were waived by the Advisor and Sub-advisor pursuant to the advisory agreement provision detailed in the previous paragraph.

On February 4, 2013, we and our operating partnership, Phillips Edison – ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”) entered into an Amended and Restated Advisory Agreement (the “A&R Advisory Agreement”) with the Advisor.  The A&R Advisory Agreement provides that the asset management compensation structure contemplated in the previous advisory agreement between us and the Advisor is eliminated effective October 1, 2012.  Instead, we expect to issue to the Advisor on a quarterly basis performance-based restricted partnership units of the Operating Partnership designated as “Class B units.”  The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the A&R Advisory Agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the A&R Advisory Agreement is terminated for cause; or (b) the A&R Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.  The Class B units are participating securities that will receive distributions at the same rates and dates as the distributions paid to our common stockholders.  These distributions will be calculated by the product of the number of unvested units issued to date and the stated distribution rate at the time the applicable distributions are authorized.  Distributions for outstanding unvested units incurred during the three months ended March 31, 2013 totaled $4,000.

On February 13, 2013, the Operating Partnership issued 59,245 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from October 1, 2012 to December 31, 2012.  On April 22, 2013, the Operating Partnership issued 104,372 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from January 1, 2013 to March 31, 2013.  These Class B units will not vest until the conditions referenced above have been met.

Acquisition expenses were $2,514,000 for the three months ended March 31, 2013. Included in these acquisition expenses were $1,648,000 of acquisition fees paid to the Advisor and Sub-advisor and approximately $93,000 of expense incurred for acquisitions that did not close during the quarter ended March 31, 2013.  Acquisition expenses were $278,000 for the three months ended March 31, 2012.  Included in these acquisition expenses were $64,000 of acquisition fees paid to the Advisor and Sub-advisor and approximately $41,000 of expense incurred for acquisitions that did not close during the quarter ended March 31, 2012.

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was $5,234,000 and $1,044,000, respectively.

Interest expense was $2,100,000 and $391,000 for the three months ended March 31, 2013 and 2012, respectively.

The net loss attributable to our stockholders was $2,848,000 and $258,000 for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our offering of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2013, we had raised approximately $222.7 million in gross proceeds from our offering, including $2.5 million through the DRP.

As of March 31, 2013, we had cash and cash equivalents of approximately $8.2 million. During the three months ended March 31, 2013, we had a net cash increase of approximately $0.5 million.

This cash increase was the result of:

•      $3.9 million provided by operating activities, largely the result of income generated from operations.  Also included in this total was approximately $2.5 million of real estate acquisition expenses incurred during the period and expensed in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) and $233,000 of capitalized leasing costs;

•      $123.5 million used in investing activities, which was the result of 11 property acquisitions along with capital expenditures of $510,000; and

•      $120.1 million provided by financing activities with approximately $102.1 million from the proceeds from mortgage loans and $72.6 million from the net proceeds of the issuance of common stock.  Partially offsetting these amounts was $47.4 million of payments on the mortgage loans payable, distributions paid to the CBRE Investors of $1.9 million and distributions paid to our stockholders of $1.4 million, net of DRP proceeds.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations, proceeds from our offering, and proceeds from secured debt financings, along with any deferral or waiver of fees by the Advisor or Sub-advisor. Operating cash flows are expected to increase as additional properties are added to our portfolio. Other than the commissions paid to the Dealer Manager , the organization and offering costs associated with our offering are initially paid by our sponsors.  Our sponsors will be reimbursed for such costs up to 1.5% of the gross capital raised in our offering. As of March 31, 2013, we owe the Advisor, Sub-advisor and their affiliates a total of $2.8 million of organization and offering costs incurred on our behalf and fees charged to us for asset management, property management, and other services.  In addition, approximately $4.2 million of offering costs incurred by the Sub-advisor on our behalf has not been charged to us or recorded in our consolidated financial statements. Whether these costs will be billed to us in the future will depend on the success of our offering and the discretion of the Sub-advisor. Our sponsors have provided $228,000 since inception for certain of our general and administrative expenses as capital contributions. Our sponsors have not received, and will not receive, any reimbursement or additional equity for these contributions. The sponsors provided no such capital contributions for the three months ended March 31, 2013 or 2012.  Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

We have $248.3 million of contractual debt obligations, representing variable and fixed-rate secured and unsecured credit facilities and mortgage loans secured by our real estate assets.  Of the amount outstanding on our mortgage notes payable at March 31, 2013, $23.1 million is for loans which mature in 2013.  We have one-year extension options on $19.2 million of such loans maturing in 2013, subject to extension fees and compliance with loan covenants, and we have repaid $3.9 million of the loans maturing in 2013.  We intend to extend (if possible) or refinance these loans as they mature.  As of March 31, 2013, we had an unsecured credit facility with $10.0 million of available funds, on which we had drawn $3.9 million.  We also have a $265.0 million secured revolving credit facility, the capacity of which may be expanded to $300.0 million, with an outstanding principal balance of $85.9 million, from which we may draw funds to pay certain long-term debt obligations as they mature.

For the three months ended March 31, 2013, gross distributions of approximately $2,417,000 were paid to stockholders, including $1,017,000 of distributions reinvested through the DRP, for net cash distributions of $1,400,000. Our cash generated from operating activities for the three months ended March 31, 2013 was $3,915,000.   On April 1, 2013, gross distributions of approximately $1,159,000 were paid, including $507,000 of distributions reinvested through the DRP, for net cash distributions of $652,000. These distributions were funded by cash generated from operating activities.

On March 6, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing April 1, 2013 through and including April 31, 2013. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. This equates to a 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.  Distributions for the month of April were paid on May 1, 2013.  Our policy is not to fund distributions with proceeds from our offering.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on indebtedness, and payments on amounts due to our sponsors for organization and offering costs incurred on our behalf.  Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our offering and from debt financings.  As they mature, we intend to refinance our long-term debt obligations if possible.  We also have a $265.0 million secured revolving credit facility, the capacity of which may be expanded to $300.0 million and from which we may draw funds to pay certain long-term debt obligations as they mature.  We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we may use other sources to fund distributions as necessary, including contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates and borrowings under future debt agreements.

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

Our leverage ratios were 51.1% and 48.5% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets, at cost) as of March 31, 2013 and December 31, 2012.

Interest Rate Hedging

The interest rate swap associated with our cash flow hedge is recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedge both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swap associated with our cash flow hedge is recorded in other comprehensive income which is included in accumulated other comprehensive loss on our condensed consolidated balance sheet and our condensed consolidated statement of equity. Our cash flow hedge becomes ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swap associated with our cash flow hedges is recognized in earnings in the period affected.  In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty.

In March 2013, we entered into an interest rate swap agreement that effectively fixes the variable interest rate on $50.0 million of our secured credit facility at 3.05% through December 2017. The swap was designed and qualified as a cash flow hedge and was recorded at fair value. Hedge ineffectiveness has not impacted earning as of March 31, 2013, and we do not anticipate it will have a significant effect in the future.

The table below summarizes our consolidated indebtedness at March 31, 2013 (dollars in thousands).

	Principal	Weighted	Weighted
	Amount at	Average	Average Years
Debt(1)	March 31, 2013	Interest Rate	to Maturity

Fixed rate mortgages payable(2)	$80,203	5.7%	3.9
Variable rate mortgages payable	78,304	2.6%	3.2
Secured credit facility - fixed rate(3)	50,000	3.1%	2.7
Secured credit facility - variable rate	35,873	2.5%	2.7
Unsecured credit facility	3,900	5.7%	0.3

Total	$248,280	3.7%	3.2

(1)	The debt maturity table does not include any below-market debt adjustment, of which $4,562, net of accumulated amortization, was outstanding as of March 31, 2013.
(2)	A portion of the fixed rate debt represents loans assumed as part of certain acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.
(3)	The interest rate on $50,000 of our secured credit facility is effectively fixed at 3.05% through December 2017 by an interest rate swap agreement.

Contractual Commitments and Contingencies

Our contractual obligations as of March 31, 2013, were as follows:

	Payments due by period
	($000s)
	Total	2013	2014	2015	2016	2017	2018

Long-term debt obligations - principal payments	$248,280	$24,359	$18,435	$88,025	$26,390	$77,126	$13,945
Long-term debt obligations - interest payments	28,220	6,648	7,901	6,959	3,935	1,280	1,497
Operating lease obligations	92	15	20	20	20	17	-

Total	$276,592	$31,022	$26,356	$95,004	$30,345	$78,423	$15,442

Certain of our debt obligations contain certain restrictive covenants.  As of March 31, 2013, we believe we are in compliance with all restrictive covenants of our outstanding debt obligations.

Funds from Operations, Funds from Operations Adjusted for Acquisition Expenses, and Modified Funds from Operations

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

Since FFO was promulgated, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use both FFO adjusted for acquisition expenses and modified funds from operations, or MFFO, as defined by the Investment Program Association (“IPA”). FFO adjusted for acquisition expenses excludes acquisition fees and expenses from FFO.  In addition to excluding acquisition fees and expenses, MFFO also excludes from FFO the following items:

(1)     straight-line rent amounts, both income and expense;

(2)     amortization of above- or below-market intangible lease assets and liabilities;

(3)     amortization of discounts and premiums on debt investments;

(4)     gains or losses from the early extinguishment of debt;

(5)     gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

(6)     gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

(7)     gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(8)     gains or losses related to contingent purchase price adjustments; and

(9)   adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We believe that both FFO adjusted for acquisition expenses and MFFO are helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, because both FFO adjusted for acquisition expenses and MFFO exclude acquisition expenses that affect property operations only in the period in which the property is acquired. Thus, FFO adjusted for acquisition expenses and MFFO provide helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed. Both of these acquisition-related costs have been and will continue to be funded from the proceeds of our offering and generally not from operations. We believe by excluding expensed acquisition costs, FFO adjusted for acquisition expenses and MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include those paid to the Advisor, the Sub-advisor or third parties.

As explained below, management’s evaluation of our operating performance excludes the additional items considered in the calculation of MFFO based on the following economic considerations. Many of the adjustments in arriving at MFFO are not applicable to us. Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition.

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

By providing FFO adjusted for acquisition expenses and MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability of our operating performance after our offering and acquisition stages are completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. However, investors are cautioned that FFO adjusted for acquisition expenses and MFFO should only be used to assess the sustainability of our operating performance after our offering and acquisition stages are completed, as both measures exclude acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. Acquisition costs also adversely affect our book value and equity.

Each of FFO, FFO adjusted for acquisition expenses, and MFFO should not be considered as an alternative to net income (loss), or as an indication of our liquidity, nor is any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition-related costs and other adjustments that are increases to FFO adjusted for acquisition expenses and MFFO are, and may continue to be, a significant use of cash. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. Accordingly, FFO, FFO adjusted for acquisition expenses, and MFFO should be reviewed in connection with other GAAP measurements. Our FFO, FFO adjusted for acquisition expenses, and MFFO as presented may not be comparable to amounts calculated by other REITs.

The following section presents our calculation of FFO, FFO adjusted for acquisition expenses, and MFFO and provides additional information related to our operations (in thousands, except per share amounts). As a result of the timing of the commencement of our offering and our active real estate operations, FFO, FFO adjusted for acquisition expenses, and MFFO are not relevant to a discussion comparing operations for the two periods presented. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

FUNDS FROM OPERATIONS, FUNDS FROM OPERATIONS ADJUSTED FOR ACQUISITION EXPENSES, AND
MODIFIED FUNDS FROM OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)
(In thousands, except share and per share amounts)
	Three Months Ended March 31,
	2013	2012
Calculation of Funds from Operations
Net loss attributable to Company stockholders	$(2,848)	$(258)
Add:
Depreciation and amortization of real estate assets	5,234	1,044
Less:
Noncontrolling interest	(1,311)	(480)
Funds from operations	$1,075	$306

Calculation of FFO Adjusted for Acquisition Expenses
Funds from operations	$1,075	$306
Add:
Acquisition expenses	2,514	278
FFO adjusted for acquisition expenses	$3,589	$584

Calculation of Modified Funds from Operations
FFO adjusted for acquisition expenses	$3,589	$584
Add:
Net amortization of above- and below-market leases	151	154
Less:
Straight-line rental income	(282)	(56)
Amortization of market debt adjustment	(164)	-
Noncontrolling interest	68	(168)
Modified funds from operations	$3,362	$514

Weighted-average common shares outstanding - basic and diluted	17,448,804	3,124,334
Net loss per share - basic and diluted	$(0.16)	$(0.08)
FFO per share - basic and diluted	$0.06	$0.10
FFO adjusted for acquisition expenses per share - basic and diluted	$0.21	$0.19
MFFO per share - basic and diluted	$0.19	$0.16

Distributions

During the three months ended March 31, 2013, gross distributions paid were $2,417,000 with $1,017,000 being reinvested through the DRP for net cash distributions of $1,400,000. There were gross distributions of $1,159,000 accrued and payable as of March 31, 2013.

Distributions for the three months ended March 31, 2013 accrued at an average daily rate of $0.00182009 per share of common stock.   Distributions for the three months ended March 31, 2012 accrued at an average daily rate of $0.00178082 per share of common stock.  Our net loss attributable to stockholders for the three months ended March 31, 2013 was $2,848,000, and net cash provided by operating activities was $3,915,000.  Distributions paid during the three months ended March 31, 2013 were funded from our cash provided by operating activities.  Our cumulative gross distributions and net loss attributable to stockholders from inception through March 31, 2013 are $6,963,000 and $9,305,000, respectively.  We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash provided by operating activities, advances from the Sub-Advisor, and borrowings.

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

We may receive income from interest or rents at various times during our fiscal year and, because we may need funds from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period.  We will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to borrowings to fund our distributions.  To the extent that we pay distributions from sources other than our cash provided by operating activities, we will have fewer funds available for investment in properties, the overall return to our stockholders may be reduced, and subsequent investors may experience dilution.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended March 31, 2013. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

Impact of Recently Issued Accounting Pronouncements—In October 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. ASU 2012-04 was effective for us as of January 1, 2013. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if it is required to be reclassified to net income in its entirety. For other reclassified amounts, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The provisions of ASU No. 2013-02 were effective for us on January 1, 2013, and are to be applied prospectively. The adoption of this pronouncement did not materially impact our condensed consolidated financial statements, and no additional disclosures were required because no amounts were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2013.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, we had approximately $118.1 million of unhedged variable rate debt outstanding.  We hedge a portion of our exposure to interest rate fluctuations through the utilization of interest rate swaps, in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions are determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  Because we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.  As of March 31, 2013, we were party to an interest rate swap agreement that effectively fixed the variable interest rate on $50.0 million of our secured credit facility at 3.05%.

As of March 31, 2013, we have not fixed the interest rates for $118.1 million of our variable rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the fair market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage-point change in interest rates on the outstanding balance of variable-rate debt at March 31, 2013 would result in approximately $1.2 million of additional interest expense. We had no other outstanding interest rate contracts as of March 31, 2013.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2013, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.        Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate and we may have fewer funds available for investment in properties and other assets, and your overall returns may be reduced.

Our organizational documents permit us to pay distributions from any source without limit. If we fund distributions from financings or the net proceeds from this offering, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and your overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and other expenses, which could increase our operating costs. We may also fund such distributions from advances or contributions from our sponsors or from any deferral or waiver of fees by our advisor and sub-advisor. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.  For the three months ended March 31, 2013, we paid distributions of approximately $2,417,000, including distributions reinvested through our dividend reinvestment plan, and our GAAP cash flows from operations were approximately $3,915,000.  For the year ended December 31, 2012, we paid distributions of approximately $3,673,000, including distributions reinvested through our dividend reinvestment plan, and our GAAP cash flows from operations were approximately $4,033,000.

Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

As of March 31, 2013, we have $118.1 million of variable rate debt obligations. Because we have such variable rate debt obligations, increases in interest rates would increase our interest costs and would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)          We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2013.

b)        On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering our initial public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933, as amended. We commenced our public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers, on a “best efforts” basis. The 30,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $285.0 million, or $9.50 per share. The primary offering will terminate on August 12, 2013 unless we file a registration statement for a follow-on offering. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of March 31, 2013, we have issued 22,516,687 shares of our common stock, inclusive of 262,928 shares issued pursuant to the dividend reinvestment plan, resulting in $222.7 million of gross offering proceeds.

As of March 31, 2013, we have incurred the following cumulative offering costs in connection with the issuance and distribution of the registered securities (in thousands):

Offering Costs
Offering costs to related parties	$15,678
Offering costs to non-related parties	15,481

Total	$31,159

From the commencement of our ongoing initial public offering through March 31, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $191.6 million, including net offering proceeds from our dividend reinvestment plan of $2.5 million.

We have used, and expect to continue to use, substantially all of the net proceeds from our ongoing initial public offering to invest primarily in grocery-anchored neighborhood and community shopping centers throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program, capital expenditures, tenant improvement costs, and other funding obligations. As of March 31, 2013, we have used the net proceeds from our ongoing primary public offering and debt financing to purchase $468.0 million in real estate and to pay $7.7 million of acquisition fees and expenses.

c)          We did not repurchase any of our securities during the three-month period ended March 31, 2013, and no shares eligible for redemption were the subject of any redemption requests during this period.

Item 3.        Defaults upon Senior Securities

(a)     There have been no defaults with respect to any of our indebtedness.

(b)     Not applicable.

Item 4.        Mine Safety Disclosures

                     Not Applicable

Item 5.        Other Information

(a)      On May 8, 2013, we renewed our advisory agreement (the “Renewed Advisory Agreement”) with the Advisor.  The Renewed Advisory Agreement is effective from July 1, 2013 through June 30, 2014.  The terms of the Renewed Advisory Agreement are identical to the terms of the agreement that is currently in effect through June 30, 2013.

During the first quarter of 2013, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 2, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix C to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)
4.4

Amended and Restated Agreement of Limited Partnership of Phillips Edison – ARC Shopping Center Operating Partnership, L.P. dated February 4, 2013 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.1

First Amendment to Revolving Loan Agreement and Other Loan Documents by and among Phillips Edison – ARC Shopping Center Operating Partnership, L.P., Phillips Edison – ARC Shopping Center REIT Inc., Phillips Edison Shopping Center OP GP LLC, and KeyBank National Association dated January 15, 2013 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.2

Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated November 30, 2012 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.3

Reinstatement and First Amendment to Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated December 27, 2012 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.4

Second Amendment to Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated January 11, 2013 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.5

Reinstatement and Third Amendment to Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated February 13, 2013 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.6

Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Butler Creek Station LLC dated January 15, 2013 with schedule disclosing other substantially identical Assignment and Assumption of Rights under Shopping Center Purchase Agreements omitted (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.7

Sale-Purchase Agreement between AG/WP Fairlawn Owner, LLC and Phillips Edison Group LLC dated December 13, 2012 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.8

Reinstatement and Second Amendment to Sale-Purchase Agreement between AG/WP Fairlawn Owner, LLC and Phillips Edison Group LLC dated December 21, 2012 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

Ex.	Description
10.9

Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Fairlawn Station LLC dated January 30, 2013 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.10

Third Amendment to Revolving Loan Agreement among Phillips Edison – ARC Shopping Center Operating Partnership, L.P., Phillips Edison – ARC Shopping Center REIT Inc., Phillips Edison Shopping Center OP GP LLC, and KeyBank National Association dated March 20, 2013 (incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.11

Real Estate Sale Agreement by and between Phillips Edison Group LLC and MCW-RC Murray Landing, LLC, MCW-RC III Kleinwood Center, L.P., and MCW-RC III Vineyard Shopping Center, LLC dated October 4, 2012 (incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.12

First Amendment to Real Estate Sale Agreement by and between Phillips Edison Group LLC and MCW-RC Murray Landing, LLC, MCW-RC III Kleinwood Center, L.P., MCW-RC III Vineyard Shopping Center, LLC, and Regency Realty Group, Inc. dated October 12, 2012 (incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.13

Second Amendment to Real Estate Sale Agreement by and between Phillips Edison Group LLC and MCW-RC Murray Landing, LLC, MCW-RC III Kleinwood Center, L.P., MCW-RC III Vineyard Shopping Center, LLC, Regency Realty Group, Inc., and Regency Centers, L.P. dated November, 2012 (incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.14

Fifth Amendment to Real Estate Sale Agreement by and between Phillips Edison Group LLC and MCW-RC Murray Landing, LLC, MCW-RC III Kleinwood Center, L.P., MCW-RC III Vineyard Shopping Center, LLC, Regency Realty Group, Inc., and Regency Centers, L.P. dated November 8, 2012 (incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.15

Ninth Amendment to Real Estate Sale Agreement by and between Phillips Edison Group LLC and MCW-RC Murray Landing, LLC, MCW-RC III Kleinwood Center, L.P., MCW-RC III Vineyard Shopping Center, LLC, Regency Realty Group, Inc., and Regency Centers, L.P. dated February, 2013 (incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.16

Tenth Amendment and Reinstatement to Real Estate Sale Agreement by and between Phillips Edison Group LLC and MCW-RC Murray Landing, LLC, MCW-RC III Kleinwood Center, L.P., MCW-RC III Vineyard Shopping Center, LLC, Regency Realty Group, Inc., and Regency Centers, L.P. dated March 1, 2013 (incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.17

Assignment and Assumption of Rights under Real Estate Sale Agreement by and between Phillips Edison Group LLC and Kleinwood Station LLC dated January 15, 2013 with schedule disclosing other substantially identical Assignment and Assumption of Rights under Real Estate Sale Agreement omitted (incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.18

Letter Agreement confirming the terms and conditions of the Interest Rate Swap transaction between Phillips Edison – ARC Shopping Center Operating Partnership, L.P. and PNC Bank, National Association dated March 27, 2013

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
101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity; and (iv) Condensed Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: May 9, 2013	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Date: May 9, 2013	By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer