Form 10-Q
period 2013-06-30
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2013-08-08
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, there were 70.4 million outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

FORM 10-Q

June 30, 2013

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

The information furnished in the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned condensed consolidated financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated notes to Phillips Edison – ARC Shopping Center REIT Inc.’s condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Phillips Edison – ARC Shopping Center REIT Inc.’s results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Investment in real estate:
Land	$170,360	$82,127
Building and improvements	440,895	209,048
Total investment in real estate assets	611,255	291,175
Accumulated depreciation and amortization	(15,958)	(7,317)
Total investment in real estate assets, net	595,297	283,858
Acquired intangible lease assets, net of accumulated amortization of $7,707 and $3,844, respectively	51,477	20,957
Cash and cash equivalents	61,934	7,654
Restricted cash	2,618	1,053
Accounts receivable, net of bad debt reserve of $169 and $69, respectively	6,219	2,707
Deferred financing expense, less accumulated amortization of $1,442 and $596, respectively	6,150	2,827
Derivative asset	981	-
Prepaid expenses and other	5,290	6,354
Total assets	$729,966	$325,410

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$210,437	$159,007
Acquired below market lease intangibles, less accumulated amortization of $1,509 and $811, respectively	10,611	4,892
Accounts payable	117	533
Accounts payable – affiliates	1,721	3,634
Accrued and other liabilities	12,347	5,073
Total liabilities	235,233	173,139
Commitments and contingencies (Note 9)	-	-
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at June 30,
2013 and December 31, 2012	$-	$-
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 55,069,341 and 13,801,251 shares issued and
outstanding at June 30, 2013 and December 31, 2012, respectively	551	138
Additional paid-in capital	476,167	118,238
Accumulated other comprehensive income	971	-
Accumulated deficit	(25,716)	(11,720)
Total stockholders’ equity	451,973	106,656
Noncontrolling interests	42,760	45,615
Total equity	494,733	152,271
Total liabilities and equity	$729,966	$325,410

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$11,076	$2,456	$19,941	$4,211
Tenant recovery income	4,036	630	6,377	1,073
Other property income	52	19	83	36
Total revenues	15,164	3,105	26,401	5,320
Expenses:
Property operating	2,248	537	4,144	916
Real estate taxes	2,107	379	3,619	621
General and administrative	690	345	1,582	669
Acquisition expenses	3,152	1,041	5,666	1,319
Depreciation and amortization	6,321	1,528	11,555	2,572
Total expenses	14,518	3,830	26,566	6,097
Operating income (loss)	646	(725)	(165)	(777)
Other expense:
Interest expense, net	(2,287)	(478)	(4,387)	(869)
Other expense	(13)	-	(13)	-
Net loss	(1,654)	(1,203)	(4,565)	(1,646)
Net (income) loss attributable to noncontrolling interests	(339)	398	(276)	583
Net loss attributable to Company stockholders	$(1,993)	$(805)	$(4,841)	$(1,063)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$(0.05)	$(0.17)	$(0.18)	$(0.27)
Weighted-average common shares outstanding - basic and diluted	37,692,167	4,731,230	27,626,407	3,927,656

Comprehensive loss:
Net loss	$(1,654)	$(1,203)	$(4,565)	$(1,646)
Other comprehensive income:
Change in unrealized gain on interest rate swaps, net	1,054	-	971	-
Comprehensive loss	(600)	(1,203)	(3,594)	(1,646)
Comprehensive (income) loss attributable to noncontrolling interests	(339)	398	(276)	583
Comprehensive loss attributable to Company stockholders	$(939)	$(805)	$(3,870)	$(1,063)

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)
(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Total
Balance at January 1, 2012	2,658,159	$27	$17,980	$-	$(4,126)	$13,881	$13,304	$27,185
Issuance of common stock	2,864,829	29	28,400	-	-	28,429	-	28,429
Share repurchases	(2,500)	-	(25)	-	-	(25)	-	(25)
Dividend reinvestment plan (DRP)	35,995	-	342	-	-	342	-	342
Contributions from noncontrolling interests	-	-	-	-	-	-	21,204	21,204
Common distributions declared, $0.33 per share	-	-	-	-	(1,273)	(1,273)	-	(1,273)
Distributions to noncontrolling interests	-	-	-	-	-	-	(818)	(818)
Offering costs	-	-	(2,640)	-	-	(2,640)	-	(2,640)
Net loss	-	-	-	-	(1,063)	(1,063)	(583)	(1,646)
Balance at June 30, 2012	5,556,483	$56	$44,057	$-	$(6,462)	$37,651	$33,107	$70,758

Balance at January 1, 2013	13,801,251	$138	$118,238	$-	$(11,720)	$106,656	$45,615	$152,271
Issuance of common stock	40,967,594	410	405,847	-	-	406,257	-	406,257
Share repurchases	(37,680)	-	(374)	-	-	(374)	-	(374)
Dividend reinvestment plan (DRP)	338,176	3	3,210	-	-	3,213	-	3,213
Change in unrealized gain on interest rate swaps	-	-	-	971	-	971	-	971
Common distributions declared, $0.34 per share	-	-	-	-	(9,155)	(9,155)	-	(9,155)
Distributions to noncontrolling interests	-	-	-	-	-	-	(3,131)	(3,131)
Offering costs	-	-	(50,754)	-	-	(50,754)	-	(50,754)
Net (loss) income	-	-	-	-	(4,841)	(4,841)	276	(4,565)
Balance at June 30, 2013	55,069,341	$551	$476,167	$971	$(25,716)	$451,973	$42,760	$494,733

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)
(In thousands)
	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,565)	$(1,646)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,069	2,551
Net amortization of above- and below-market leases	338	275
Amortization of deferred financing costs	846	203
Change in fair value of derivative asset	(10)	-
Straight-line rental income	(548)	(122)
Changes in operating assets and liabilities:
Accounts receivable	(2,964)	(235)
Prepaid expenses and other	(248)	(173)
Accounts payable	(370)	(25)
Accounts payable – affiliates	(343)	(937)
Accrued and other liabilities	5,417	914
Net cash provided by operating activities	8,622	805

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(287,959)	(57,811)
Capital expenditures	(1,804)	(191)
Change in restricted cash	(1,565)	186
Net cash used in investing activities	(291,328)	(57,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	406,257	28,429
Redemptions of common stock	(374)	(25)
Payment of offering costs	(52,324)	(3,364)
Payments on mortgages and loans payable	(203,819)	(49,094)
Proceeds from mortgages and loans payable	198,509	66,841
Distributions paid, net of DRP	(3,930)	(791)
Contributions from noncontrolling interests	-	21,204
Distributions to noncontrolling interests	(3,139)	(910)
Payments of loan financing costs	(4,194)	(495)
Net cash provided by financing activities	336,986	61,795

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,280	4,784

CASH AND CASH EQUIVALENTS:
Beginning of period	7,654	6,969

End of period	$61,934	$11,753

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in offering costs payable to sub-advisor	$(1,570)	$(724)
Distributions payable	2,012	140
Distributions payable – noncontrolling interests	(8)	(92)
Assumed debt	57,198	5,186
Accrued capital expenditures	154	-
Cash paid for interest	3,706	604
Distributions reinvested	3,213	342

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

PART I.        FINANCIAL INFORMATION (CONTINUED)

Phillips Edison—ARC Shopping Center REIT Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited financial statements of Phillips Edison-ARC Shopping Center REIT Inc. (”we,” “our,” or “us”) for the year ended December 31, 2012, which are included in our 2012 Annual Report on Form 10-K as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

1. ORGANIZATION

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009.  Substantially all of our business is expected to be conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

We are offering to the public, pursuant to a registration statement, $1.785 billion in shares of common stock on a “best efforts” basis in our initial public offering (“our initial public offering”). Our initial public offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP.  On June 24, 2013, we filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register a follow-on public offering.  Pursuant to the registration statement, we propose to register 25,000,000 shares of our common stock in the primary portion of such follow-on offering.  We also propose to register 2,500,000 shares of common stock pursuant to our dividend reinvestment plan.  In connection with the filing of a follow-on offering registration statement, we have determined to continue offering shares in our current public offering beyond August 12, 2013.  We currently intend to continue offering shares of common stock in our current offering until the earlier of (i) the sale of all $1.5 billion of shares in the primary offering, (ii) February 7, 2014, or (iii) the date the registration statement relating to our proposed follow-on offering is declared effective by the SEC.  We may sell shares under the DRP beyond the termination of the primary offering until we have sold all the shares under the plan.

As of June 30, 2013, we had issued 55,069,341 shares of common stock since inception, including 493,988 shares issued through the DRP, generating gross cash proceeds of $545.2 million.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by AR Capital, LLC (formerly American Realty Capital II, LLC) (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is indirectly wholly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”), pursuant to a sub-advisory agreement between the Advisor and the Sub-advisor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.  As of June 30, 2013, we owned fee simple interests in 46 real estate properties, 20 of which we owned through the Joint Venture (as defined below), acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “CBRE Investor”). The joint venture is in the form of PECO-ARC Institutional Joint Venture I, L.P., a Delaware limited partnership (the “Joint Venture”). We, through an indirectly wholly owned subsidiary, hold an approximate 54% interest in the Joint Venture.  We serve as the general partner and manage the operations of the Joint Venture. The CBRE Investors hold the remaining approximate 46% interest.  We contributed approximately $58.7 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture, and the CBRE Investors contributed $50.0 million in cash.  As of June 30, 2013, the Joint Venture owns 20 grocery-anchored neighborhood and community shopping centers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies for the six months ended June 30, 2013. For a summary of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Derivative Instruments and Hedging Activities—At times, we may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage such risk. We enter into derivative instruments that qualify as cash flow hedges, and we do not enter into derivative instruments for speculative purposes. The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty.  Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the condensed consolidated statements of operations and comprehensive loss as a component of net loss or as a component of comprehensive income and as a component of stockholders' equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income and equity.

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

Income Taxes—We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our qualification and taxation as a REIT depends on our ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If we fail to qualify as a REIT for any reason in a taxable year, we will be subject to tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

Noncontrolling Interests—Noncontrolling interests in the consolidated balance sheets represent the economic equity interests of the Joint Venture that are not owned by us. Noncontrolling interests in the condensed consolidated statements of equity represent contributions, distributions and allocated earnings attributed to the CBRE Investors. Noncontrolling interests in earnings of the Joint Venture in the condensed consolidated statements of operations and comprehensive loss represents income or losses allocated to noncontrolling interests based on the economic ownership percentage of the consolidated Joint Venture held by these investors.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share considers the effect of any potentially dilutive share equivalents, of which we had none for the three and six months ended June 30, 2013 and 2012.

There were 163,617 and zero Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of June 30, 2013 and 2012, respectively, that were excluded from diluted net loss per share computations as their effect would have been antidilutive.

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

In February 2013, FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if it is required to be reclassified to net income in its entirety. For other reclassified amounts, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The provisions of ASU No. 2013-02 were effective for us on January 1, 2013, and are to be applied prospectively. As a result of the adoption of this pronouncement, we addressed the required disclosures in Note 10, Derivatives and Hedging Activities.

3. EQUITY

General—We have the authority to issue a total of 1,000,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2013, we had issued 55,069,341 shares of common stock generating gross cash proceeds of $545.2 million, and we had issued no shares of preferred stock. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted the DRP that allows stockholders to have distributions invested in additional shares of our common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.  Distributions reinvested through the DRP for the three months ended June 30, 2013 and 2012, were $2,196,000 and $218,000, respectively.  Distributions reinvested through the DRP for the six months ended June 30, 2013 and 2012, were $3,213,000 and $342,000, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. During the three and six months ended June 30, 2013, there were 37,680 shares repurchased for $373,724 under the share repurchase program for an average repurchase price of $9.92 per share.  During the three and six months ended June 30, 2012, there were 2,500 shares repurchased for $24,625 under the share repurchase program for an average repurchase price of $9.85 per share.

2010 Long-Term Incentive Plan—We have adopted a 2010 Long-Term Incentive Plan which may be used to attract and retain officers, advisors, and consultants. We have not issued any shares under this plan as of June 30, 2013.

2010 Independent Director Stock Plan—We have also adopted an Amended and Restated 2010 Independent Director Stock Plan which may be used to offer independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. We have not issued any shares under this plan as of June 30, 2013.

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

Mortgage loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, ranging from 2.45% to 2.70% for secured variable rate debt, and 4.75% for secured fixed rate debt, as of June 30, 2013, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  The fair values and recorded values of our borrowings as of June 30, 2013, were $207.5 million and $210.4 million, respectively.  The fair values and recorded values of our borrowings as of December 31, 2012, were $158.7 million and $159.0 million, respectively.

Derivative instruments — As of  June 30, 2013, we are a party to one interest rate swap agreement with a notional amount of  $50.0 million that is measured at fair value on a recurring basis.  The interest rate swap agreement effectually fixes the variable interest rate of a $50.0 million portion of our secured credit facility at 3.05% through December 2017.

The fair value of the interest rate swap agreement is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and interest rate related observable inputs.  The fair value of our interest rate swap at June 30, 2013 was an asset of $981,000 and is included in derivative asset on our condensed consolidated balance sheet.  Although we have determined that the significant inputs used to value our derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial assets and liabilities.

A summary of our financial asset that is measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (amounts in thousands):

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Interest rate swap	$-	$981	$-	$981	$-	$-	$-	$-

5. REAL ESTATE ACQUISITIONS

For the six months ended June 30, 2013, we acquired all of the interests in 20 grocery-anchored retail centers for a combined purchase price of approximately $346.4 million, including $54.4 million of assumed debt with a fair value of $57.2 million.  The following tables present certain additional information regarding our material acquisitions in the Atlanta Portfolio, the March 21st Portfolio (which is comprised of Kleinwood Center, Murray Landing, and Vineyard Center), Northcross, Fairlawn Town Centre, and the remaining properties which were deemed immaterial when acquired but are material in the aggregate.  We allocated the purchase price of these acquisitions to the fair value of the assets acquired and lease liabilities assumed as follows (amounts in thousands):

		Building and	In-Place	Above-Market	Below-Market
Acquisition	Land	Improvements	Leases	Leases	Leases	Total

Atlanta Portfolio(1)	$17,516	$48,401	$3,195	$1,376	$(838)	$69,650
March 21st Portfolio(2)	12,139	35,058	3,227	1,731	(154)	52,001
Northcross	27,885	28,467	7,443	324	(2,619)	61,500
Fairlawn Town Centre	7,179	32,223	2,478	929	(610)	42,199
Other(3)	23,515	86,076	11,818	1,862	(2,196)	121,075

Total	$88,234	$230,225	$28,161	$6,222	$(6,417)	$346,425

(1)		The Atlanta portfolio consists of the acquisition of seven properties in the Atlanta, Georgia region (The Shops at
Westridge, Mableton Crossing, Hamilton Ridge, Grassland Crossing, Fairview Oaks, Butler Creek, and Macland
Pointe) in two related transactions in January and February of 2013.
(2)		The March 21st portfolio consists of the acquisition of three properties (Kleinwood Center, Murray Landing and Vineyard Center) in a single transaction on March 21, 2013.
(3)		The other acquisition represents the remaining, individually immaterial properties acquired during the six months ended June 30, 2013 that are material in the aggregate.

The amounts recognized for revenues, acquisition expenses and net income (loss) from each respective acquisition date to June 30, 2013 related to the operations of our material acquisitions are as follows (amounts in thousands):

Acquisition	Acquisition Date	Revenues	Acquisition Expenses	Net Income (Loss)

Atlanta Portfolio(1)	1/15/2013 and 2/13/2013	$3,219	$1,118	$(393)
March 21st Portfolio(2)	3/21/2013	1,662	769	(904)
Northcross	6/24/2013	109	702	(742)
Fairlawn Town Centre	1/30/2013	2,222	560	7
Other(3)		1,010	2,326	(2,378)

Total		$8,222	$5,475	$(4,410)

(1)	The Atlanta portfolio consists of the acquisition of seven properties in the Atlanta, Georgia region (The Shops at
Westridge, Mableton Crossing, Hamilton Ridge, Grassland Crossing, Fairview Oaks, Butler Creek, and Macland
Pointe) in two related transactions in January and February of 2013.
(2)	The March 21st portfolio consists of the acquisition of three properties (Kleinwood Center, Murray Landing, and Vineyard Center) in a single transaction on March 21, 2013.
(3)	The other acquisition represents the remaining, individually immaterial properties acquired during the six months ended June 30, 2013 that are material in the aggregate.

Additionally, we assumed a $450,000 liability to remediate an environmental issue at Kleinwood Center.  We also received from the seller a $450,000 credit at the closing of the purchase of Kleinwood Center to cover the costs of such remediation.

The following information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2012 and 2013 had been acquired on January 1, 2012.

We estimated that revenues, on a pro forma basis, for the three months ended June 30, 2013 and 2012, would have been approximately $18.7 million and $17.2 million, respectively, and our net income attributable to our stockholders, on a pro forma basis excluding acquisition expenses, would have been approximately $2.5 million and $0.6 million, respectively. The pro forma net income per share excluding acquisition expenses would have been $0.06 and $0.02, respectively, for the three months ended June 30, 2013 and 2012.

We estimated that revenues, on a pro forma basis, for the six months ended June 30, 2013 and 2012, would have been approximately $36.2 million and $34.3 million, respectively, and our net income attributable to our stockholders, on a pro forma basis excluding acquisition expenses, would have been approximately $3.6 million and $1.5 million, respectively. The pro forma net income per share excluding acquisition expenses would have been $0.10 and $0.04, respectively, for the six months ended June 30, 2013 and 2012.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012

Acquired in-place leases, net of accumulated
amortization of $5,137 and $2,310,
respectively	$40,989	$15,655
Acquired above-market leases, net of accumulated
amortization of $2,570 and $1,534,
respectively	10,488	5,302

Total	$51,477	$20,957

Amortization expense recorded on the intangible assets for the three months ended June 30, 2013 and 2012 was $2,123,000 and $599,000, respectively.  Amortization expense recorded on the intangible assets for the six months ended June 30, 2013 and 2012 was $3,863,000 and $1,050,000, respectively.

Estimated future amortization expense of the respective acquired intangible lease assets as of June 30, 2013 is as follows (in thousands):

Year	In-Place Leases	Above Market Leases

July 1 to December 31, 2013	$3,612	$1,166
2014	7,436	2,385
2015	6,535	2,133
2016	5,574	1,571
2017	4,318	1,142
2018 and thereafter	13,514	2,091

Total	$40,989	$10,488

The weighted-average amortization periods for acquired in-place lease and above-market lease intangibles are nine years and six years, respectively.

7. MORTGAGES AND LOANS PAYABLE

As of June 30, 2013, we had approximately $210.4 million of outstanding mortgage notes payable, inclusive of a below-market assumed debt adjustment of $4.3 million.  As of December 31, 2012, we had approximately $159.0 million of outstanding mortgage notes payable, inclusive of a below-market assumed debt adjustment of $1.9 million.  Each mortgage note payable is secured by the respective property on which the debt was placed.  Certain of the mortgage notes allow us to generally make additional principal payments on the loan and draw those amounts back, not to exceed the initial loan amount, as needed.  As of June 30, 2013 and December 31, 2012, the weighted-average interest rate for the loans was 4.20% and 3.58%, respectively.

As of June 30, 2013, excluding the below-market debt adjustment, we hold $106.3 million of our debt obligations through the Joint Venture, in which we have a 54% interest, and we hold $99.8 million of our debt obligations directly.  We also have a $265.0 million secured revolving credit facility, which may be expanded to $300.0 million, with an outstanding principal balance of $30.0 million as of June 30, 2013, from which we may draw funds to pay certain long-term debt obligations as they mature.  Of the amount outstanding on our mortgage notes payable at June 30, 2013, $21.9 million is for loans which mature in 2013, and we have one-year extension options on each of such loans, subject to extension fees and compliance with loan covenants.  As of June 30, 2013 and December 31, 2012, our leverage ratio, or the ratio of total debt, less cash and cash equivalents, to total real estate investments, at cost, was approximately 22.1% and 48.5% respectively.

During the six months ended June 30, 2013, in conjunction with our acquisition of four real estate properties, we assumed debt of $54.4 million with a fair value of $57.2 million. During the six months ended June 30, 2012, in conjunction with our acquisition of Meadowthorpe, we assumed debt of $5.0 million with a fair value of $5.2 million. The assumed debt market adjustment will be amortized over the remaining life of the loans. The amortization recorded on the assumed below-market debt adjustment was $294,000 and $13,000 for the three months ended June 30, 2013 and 2012, respectively.  The amortization recorded on the assumed below-market debt adjustment was $458,000 and $13,000 for the six months ended June 30, 2013 and 2012, respectively.

The following is a summary of our debt obligations as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Outstanding	Maximum	Outstanding	Maximum
	Principal	Borrowing	Principal	Borrowing
	Balance	Capacity	Balance	Capacity

Fixed rate mortgages payable(1)	$97,724	$97,724	$43,934	$43,934
Variable rate mortgages payable	78,446	88,611	76,424	89,475
Secured credit facility - fixed rate(2)	30,000	50,000	-	-
Secured credit facility - variable rate(2)	-	93,146	36,709	40,000
Unsecured credit facility	-	-	-	10,000
Assumed below-market debt adjustment	4,267	N/A	1,940	N/A

Total	$210,437	$329,481	$159,007	$183,409

(1)	Due to the non-recourse nature of certain mortgages, the assets and liabilities of the following properties are neither available to pay the debts of the consolidated limited liability companies nor constitute obligations of the consolidated limited liability companies: Baker Hill Station LLC, Broadway Station LLC, Northridge Station LLC, Kleinwood
Station LLC, Murray Station LLC, Vineyard Station LLC, and Sunset Center Station LLC. The outstanding principal balance of these non-recourse mortgages as of June 30, 2013 was $76,156.
(2)	The interest rate on $50,000 of the amount available under our secured credit facility is effectually fixed at 3.05% through
December 2017 by an interest rate swap agreement (See Notes 4 and 10). The maximum borrowing capacity under our secured credit facility is determined based on the properties securing the amounts outstanding under the facility at the time of calculation.

Below is a listing of the mortgage loans payable with their respective principal payment obligations (in thousands) and weighted-average interest rates:

		2013(1)	2014	2015	2016	2017	Thereafter	Total

Maturing debt:(2)
	Fixed rate mortgages payable	$762	$17,633	$18,419	$10,296	$43,469	$7,145	$97,724
	Variable rate mortgages payable	22,123	650	650	14,650	33,573	6,800	78,446
	Secured credit facility - fixed rate(3)	-	-	30,000	-	-	-	30,000
Total maturing debt		$22,885	$18,283	$49,069	$24,946	$77,042	$13,945	$206,170

Weighted-average interest rate on debt:
	Fixed rate mortgages payable(4)	6.7%	7.4%	5.4%	6.0%	5.3%	6.1%	5.8%
	Variable rate mortgages payable	2.8%	2.4%	2.4%	2.7%	2.4%	2.3%	2.5%
	Secured credit facility - fixed rate(3)	-	-	3.1%	-	-	-	3.1%
Total		2.9%	7.3%	3.9%	4.1%	4.0%	4.2%	4.2%

(1)	Includes only July 1, 2013 through December 31, 2013.
(2)	The debt maturity table does not include any below-market debt adjustment, of which $4,267, net of accumulated
	amortization was outstanding as of June 30, 2013.
(3)	The interest rate on $50,000 of the amount available under our secured credit facility is effectually fixed at 3.05%
	through December 2017 by an interest rate swap agreement (See Notes 4 and 10).
(4)	A portion of the fixed rate debt represents loans assumed as part of certain acquisitions. These loans typically have
	higher interest rates than interest rates associated with new debt.

As of June 30, 2013, we believe we were in compliance with all debt covenants.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012

Acquired below-market leases, net of accumulated
amortization of $1,509 and $811, respectively	$10,611	$4,892

Amortization recorded on the intangible liabilities for the three months ended June 30, 2013 and 2012 was $374,000 and $119,000, respectively.  Amortization recorded on the intangible liabilities for the six months ended June 30, 2013 and 2012 was $698,000 and $192,000, respectively.

Estimated future amortization income of the intangible lease liabilities as of June 30, 2013 is as follows (in thousands):

Year	Below Market Leases

July 1 to December 31, 2013	$852
2014	1,663
2015	1,426
2016	1,248
2017	922
2018 and thereafter	4,500

Total	$10,611

The weighted-average amortization period for below market lease intangibles is 12 years.

9. COMMITMENTS AND CONTINGENCIES

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

Operating Lease

We lease land under a long-term lease at one property, which was acquired in 2011.  Total rental expense for the lease was $5,000 for the three months ended June 30, 2013 and 2012.  Total rental expense for the lease was $10,000 and $9,000 for the six months ended June 30, 2013 and 2012, respectively.  Minimum rental commitments under the noncancelable term of the lease as of June 30, 2013 are as follows:  (i) July 1 to December 31, 2013, $10,000; (ii) 2014, $20,000; (iii) 2015, $20,000; (iv) 2016, $20,000; and (v) 2017, $17,000.

10. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments.  Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and six months ended June 30, 2013, we recorded a gain of $16,000 due to a notional mismatch between the debt and swap.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that an additional $0.3 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next 12 months. During the three and six months ended June 30, 2013, we accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions in the near term becoming probable not to occur.  The accelerated amounts were a loss of $6,000.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss

The tables below present the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 (amounts in thousands).  We had no derivatives in 2012.

	Three Months Ended	Six Months Ended
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swap)	June 30, 2013	June 30, 2013
Amount of gain (loss) recognized in other comprehensive income on derivative	$973	$890
Amount of gain (loss) reclassified from accumulated other comprehensive income
into interest expense	(81)	(81)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from
effectiveness testing)	10	10

Credit-risk-related Contingent Features

We have an agreement with our derivative counterparty that contains a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.

As of June 30, 2013, the derivative is not in a liability position and we have not posted any collateral related to this agreement or were in breach of any agreement provisions.

11. RELATED PARTY TRANSACTIONS

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

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our initial public offering. As of June 30, 2013, the Advisor, Sub-advisor and their affiliates have charged us approximately $20.5 million of organization and offering costs, and we have reimbursed $19.1 million of such costs, resulting in a net payable of $1.4 million. As of December 31, 2012, the Advisor, Sub-advisor and their affiliates had charged us approximately $7.2 million of organization and offering costs, and we had reimbursed $4.2 million of such costs, resulting in a net payable of $3.0 million.

Acquisition Fee—We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including any debt attributable to such investments. We incurred acquisition fees payable to the Advisor, Sub-advisor and their affiliates of $1,842,000 and $272,000, respectively, for the three months ended June 30, 2013 and 2012 in connection with our property acquisitions.   We incurred acquisition fees payable to the Advisor, Sub-advisor and their affiliates of $3,490,000 and $336,000, respectively, for the six months ended June 30, 2013 and 2012 in connection with our property acquisitions.  The amount of these acquisition fees outstanding and payable by us as of June 30, 2013 and December 31, 2012 was $0 and $191,000, respectively.

Asset Management Fee—  On February 4, 2013, we and the Operating Partnership entered into an Amended and Restated Advisory Agreement (the “A&R Advisory Agreement”) with the Advisor.  The A&R Advisory Agreement provides that the asset management compensation structure contemplated in the previous advisory agreement between us and the Advisor (as discussed above) is eliminated effective October 1, 2012.  Instead, we issue to the Advisor on a quarterly basis performance-based restricted partnership units of the Operating Partnership designated as “Class B units.”  The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the A&R Advisory Agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the A&R Advisory Agreement is terminated for cause; or (b) the A&R Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.  The Class B units are participating securities that receive distributions at the same rates and dates as the distributions paid to our common stockholders.  These distributions are calculated as the product of the number of unvested units issued to date and the stated distribution rate at the time such distribution is authorized.  Distributions for outstanding unvested units incurred during the three and six months ended June 30, 2013 totaled $24,000 and $28,000, respectively.

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

The CBRE Investors continue to pay asset management fees in cash pursuant to the advisory agreement between the Joint Venture and the Advisor (the “JV Advisory Agreement”).  Total asset management fees incurred under the JV Advisory Agreement for the three months ended June 30, 2013 and 2012 were $249,000 and $298,000, respectively, with $0 and $160,000 of these fees being waived or reimbursed by the Advisor and Sub-advisor. For the three months ended June 30, 2013 and 2012, the net asset management fees of $249,000 and $138,000, respectively, were paid by the CBRE Investors to the Advisor and Sub-advisor.  Total asset management fees incurred under the JV Advisory Agreement for the six months ended June 30, 2013 and 2012 were $498,000 and $515,000, respectively, with $0 and $278,000 of these fees being waived or reimbursed by the Advisor and Sub-advisor. For the six months ended June 30, 2013 and 2012, the net asset management fees of $498,000 and $237,000, respectively, were paid by the CBRE Investors to the Advisor and Sub-advisor.  The amount of these asset management fees outstanding and payable by the CBRE Investors as of June 30, 2013 and December 31, 2012 was $249,000 and $248,000, respectively.

Financing Fee—We pay the Advisor or Sub-advisor a financing fee equal to 0.75% of all amounts made available under any loan or line of credit. We incurred financing fees payable to the Advisor, Sub-advisor and their affiliates of $137,000 and $78,000 for the three months ended June 30, 2013 and 2012, respectively.  We incurred financing fees payable to the Advisor, Sub-advisor and their affiliates of $2,095,000 and $78,000 for the six months ended June 30, 2013 and 2012, respectively.  There were no financing fees outstanding and payable as of June 30, 2013 and December 31, 2012.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, we will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if we sell an asset to an affiliate, our organizational documents will prohibit us from paying the Advisor a disposition fee. There were no disposition fees incurred during the three and six months ended June 30, 2013 and 2012, as we did not sell any of our properties during such periods.

General and Administrative Expenses—As of June 30, 2013 and  December 31, 2012, we owed the Advisor, Sub-advisor and their affiliates $31,000 and $2,000 for general and administrative expenses paid on our behalf, respectively.  As of June 30,

2013, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership will pay to PE-ARC Special Limited Partner, LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to investors of a 7.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders.  The Advisor has a 15.0% interest and the Sub-advisor has an 85.0% interest in the Special Limited Partner.  No sales of real estate assets occurred in the three and six months ended June 30, 2013 and 2012.

Subordinated Incentive Listing Distribution—The Operating Partnership will pay to the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the market value of all of our issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders.

Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution.  No subordinated incentive listing distribution was payable for the three and six months ended June 30, 2013 and 2012.

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the A&R Advisory Agreement, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the cost of our assets plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders.  In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

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

Transactions involving the Property Manager consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2013	2012	2013	2012	2013	2012

Property management fees	$575	$125	$1,033	$238	$199	$112
Leasing commissions	279	43	467	86	69	96
Construction management fees	53	2	76	10	15	18
Other fees and reimbursements	144	34	262	56	(284)	(20)

Total	$1,051	$204	$1,838	$390	$(1)	$206

Dealer Manager—Our dealer manager is Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is indirectly wholly owned by our AR Capital sponsor and provides certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our initial public offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager is generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.  The Dealer Manager typically reallows 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers.

Selling commissions incurred during the three months ended June 30, 2013 were $20,662,000, all of which was reallowed to participating broker-dealers.  Dealer manager fees incurred during the three months ended June 30, 2013 were $8,672,000, of which $3,218,000 was reallowed to participating broker-dealers.  Selling commissions incurred during the three months ended June 30, 2012 were $1,139,000, all of which was reallowed to participating broker-dealers.  Dealer manager fees incurred during the three months ended June 30, 2012, were $397,000, $121,000 of which was reallowed to participating broker-dealers.

Selling commissions incurred during the six months ended June 30, 2013 were $26,261,000, all of which was reallowed to participating broker-dealers.  Dealer manager fees incurred during the six months ended June 30, 2013 were $11,214,000, of which $4,204,000 was reallowed to participating broker-dealers.  Selling commissions incurred during the six months ended June 30, 2012 were $1,989,000, all of which was reallowed to participating broker-dealers.  Dealer manager fees incurred during the six months ended June 30, 2012, were $652,000, $210,000 of which was reallowed to participating broker-dealers.

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

As of June 30, 2013, the Sub-advisor owned 57,640 shares of our common stock, or approximately 0.10% of our outstanding common stock.  As of December 31, 2012, the Sub-advisor owned 23,061 shares of our common stock, or approximately 0.17% of our outstanding common stock.

12. ECONOMIC DEPENDENCY

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

As of June 30, 2013 and December 31, 2012, we owed the Advisor, the Sub-advisor and their respective affiliates approximately $1.7 million and $3.6 million, respectively, for offering and organization expenses and asset management, property management, and other fees payable as shown below (in thousands):

	June 30,	December 31,
	2013	2012
Offering and organization expenses payable	$1,417	$2,987

General and administrative expenses of the company paid by a sponsor	31	2

Asset management, property management, and other fees payable	273	645

Total due	$1,721	$3,634

In addition, the sponsors provided $228,000 since inception for certain of our general and administrative expenses as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. There was no sponsor contribution for the three and six months ended June 30, 2013 or 2012.  Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

13. FUTURE MINIMUM RENTS

Our operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreements and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at June 30, 2013, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount

July 1 to December 31, 2013	$27,723
2014	54,177
2015	49,750
2016	45,186
2017	40,090
2018 and thereafter	327,266

Total	$544,192

One tenant, Publix, comprised approximately 11% of the aggregate annualized effective rent of our 46 shopping centers as of June 30, 2013.  No other tenant comprised 10% or more of our aggregate annualized effective rent as of June 30, 2013.

14. SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From July 1, 2013 through July 31, 2013, we raised approximately $140.9 million of offering proceeds through the issuance of 14,235,619 shares of common stock under our initial public offering. As of August 1, 2013, approximately 81.3 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRP.

Distributions

On July 1, 2013, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from June 1, 2013 through June 30, 2013. The total gross amount of the distribution was approximately $2.7 million, with $1.3 million being reinvested in the DRP, for a net cash distribution of $1.4 million.

On August 1, 2013, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from July 1, 2013 through July 31, 2013. The total gross amount of the distribution was approximately $3.5 million, with $1.7 million being reinvested in the DRP, for a net cash distribution of $1.8 million.

On June 20, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing August 1, 2013 through and including August 31, 2013.  On July 10, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing September 1, 2013 through and including September 30, 2013. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. This equates to an approximate 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.  We expect to pay these distributions on September 3, 2013 and October 1, 2013.  Our policy is not to fund distributions with offering proceeds.

Acquisition of Boronda Plaza

On July 3, 2013, we acquired a 100% interest in a Food 4 Less-anchored shopping center, Boronda Plaza, located in Salinas, California, for a purchase price of approximately $22.7 million. The acquisition was funded with proceeds from our ongoing initial public offering.  Boronda Plaza, a 93,071 square foot property, was 98.0% leased at the time of acquisition.

Acquisition of Rivergate

On July 18, 2013, we acquired a 100% interest in a Publix-anchored shopping center, Rivergate, located in Macon, Georgia, for a purchase price of approximately $32.4 million. The acquisition was funded with proceeds from our ongoing initial public offering.  Rivergate, a 207,567 square foot property, was 83.8% leased at the time of acquisition.

Payoff of Debt Obligations

Subsequent to June 30, 2013, we made net payments of $30.0 million to the lenders under our secured credit facility.  As of August 8, 2013, there was no outstanding balance under this facility.

Subsequent to June 30, 2013, we made net payments of $61.8 million to the lenders under various revolving lines of credit.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison – ARC Shopping Center REIT Inc. (“we,” the “Company,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009 and has elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010.  We are offering pursuant to a registration statement $1.785 billion in shares of common stock in our initial public offering on a “best efforts” basis. Our initial public offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP.

On June 24, 2013, we filed a registration statement with the SEC to register a follow-on public offering. Pursuant to the registration statement, we propose to register 25,000,000 shares of our common stock in the primary portion of such follow-on offering. We also propose to register 2,500,000 shares of common stock pursuant to our dividend reinvestment plan. In connection with the filing of a follow-on offering registration statement, we have determined to continue offering shares in our current public offering beyond August 12, 2013. We currently intend to continue offering shares of common stock in our current offering until the earlier of (i) the sale of all $1.5 billion of shares in the primary offering, (ii) February 7, 2014, or (iii) the date the registration statement relating to our proposed follow-on offering is declared effective by the SEC.

During the three months ended June 30, 2013, we issued 32,590,334 shares of common stock, including 231,187 shares issued through the DRP, generating gross cash proceeds of $322.8 million.  During the six months ended June 30, 2013, we issued 41,305,770 shares of common stock, including 338,176 shares issued through the DRP, generating gross cash proceeds of $409.5 million.  As of June 30, 2013, we had issued a total of 55,069,341 shares of common stock in our initial public offering, including 493,988 shares issued through the DRP and net of 37,680 shares repurchased, generating gross cash proceeds of $545.2 million.

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

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “CBRE Investor”). The joint venture is in the form of PECO-ARC Institutional Joint Venture I., L.P., a Delaware limited partnership (the “Joint Venture”). We, through an indirectly wholly owned subsidiary, hold an approximate 54% interest in the Joint Venture.  We serve as the general partner and manage the operations of the Joint Venture. The CBRE Investors hold the remaining approximate 46% interest.  We contributed approximately $58.7 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture (defined below), and the CBRE Investors contributed $50.0 million in cash.  As of June 30, 2013, 100% of the equity contributions from the CBRE Investors and us have been invested in the joint venture’s 20 properties.

During the three months ended June 30, 2013, we acquired nine properties for a combined purchase price of $182.6 million.  The weighted average capitalization rate for these nine properties was 7.5%.   The capitalization rate is calculated by dividing the annualized net operating income, inclusive of straight-line rental income, of a property as of the date of acquisition by the purchase price of the property.  As of June 30, 2013, we owned fee simple interests in 46 properties in 18 states across the United States that collectively total approximately 4.9 million square feet with a combined purchase price of $650.6 million.  Included in these totals are 20 properties owned through the Joint Venture that total approximately 1.9 million square feet with a combined purchase price of $211.1 million.  Our portfolio was purchased at a weighted average capitalization rate of 7.8% and was 93.6% leased as of June 30, 2013.

As of June 30, 2013 we owned fee simple interests in 46 real estate properties, 20 of which we owned through the Joint Venture, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor (dollars in thousands):

							Average
					Contract	Rentable	Remaining
		Ownership		Date	Purchase	Square	Lease Term		%
Property Name	Location	Interest	Anchor	Acquired	Price(1)	Footage	in Years		Leased
Lakeside Plaza	Salem, VA	54%	Kroger	12/10/2010	$8,750	82,798	4.1	years	100.0%
Snow View Plaza	Parma, OH	54%	Giant Eagle	12/15/2010	12,300	100,460	6.0	years	97.0%
St. Charles Plaza	Haines City, FL	54%	Publix	6/10/2011	10,100	65,000	9.1	years	96.3%
Centerpoint	Easley, SC	54%	Publix	10/14/2011	6,850	72,287	8.7	years	96.7%
Southampton Village	Tyrone, GA	54%	Publix	10/14/2011	8,350	77,956	8.0	years	96.2%
Burwood Village Center	Glen Burnie, MD	54%	Food Lion	11/9/2011	16,600	105,834	5.9	years	100.0%
Cureton Town Center	Waxhaw, NC	54%	Harris Teeter	12/29/2011	13,950	84,357	9.4	years	100.0%
Tramway Crossing	Sanford, NC	54%	Food Lion	2/23/2012	5,500	62,382	2.9	years	95.9%
Westin Centre	Fayetteville, NC	54%	Food Lion	2/23/2012	6,050	66,890	2.5	years	95.8%
The Village at Glynn Place	Brunswick, GA	54%	Publix	4/27/2012	11,350	111,924	6.9	years	96.3%
Meadowthorpe Shopping Center	Lexington, KY	54%	Kroger	5/9/2012	8,550	87,384	3.1	years	97.4%
New Windsor Marketplace	Windsor, CO	54%	King Soopers(2)	5/9/2012	5,550	95,877	6.7	years	91.8%
Vine Street Square	Kissimmee, FL	54%	Walmart(3)	6/4/2012	13,650	120,699	5.9	years	96.9%
Northtowne Square	Gibsonia, PA	54%	Giant Eagle	6/19/2012	10,575	113,372	7.9	years	100.0%
Brentwood Commons	Bensenville, IL	54%	Dominick's(4)	7/5/2012	14,850	125,550	6.1	years	98.1%
Sidney Towne Center	Sidney, OH	54%	Kroger	8/2/2012	4,300	118,360	5.8	years	100.0%
Broadway Plaza	Tucson, AZ	54%	Sprouts	8/13/2012	12,675	83,612	4.8	years	95.9%
Richmond Plaza	Augusta, GA	54%	Kroger	8/30/2012	19,500	178,167	4.7	years	87.3%
Publix at Northridge	Sarasota, FL	54%	Publix	8/30/2012	11,500	65,320	8.8	years	92.0%
Baker Hill Center	Glen Ellyn, IL	100%	Dominick's(4)	9/6/2012	21,600	135,355	4.3	years	95.8%
New Prague Commons	New Prague, MN	54%	Coborn's	10/12/2012	10,150	59,948	7.9	years	100.0%
Brook Park Plaza	Brook Park, OH	100%	Giant Eagle	10/23/2012	10,140	157,459	5.6	years	87.8%
Heron Creek Towne Center	North Port, FL	100%	Publix	12/17/2012	8,650	64,664	5.9	years	90.4%
Quartz Hill Towne Centre	Lancaster, CA	100%	Vons(4)	12/26/2012	20,970	110,306	3.6	years	98.1%
Hilfiker Square	Salem, OR	100%	Trader Joe's	12/28/2012	8,000	38,558	7.8	years	100.0%
Village One Plaza	Modesto, CA	100%	Raley's	12/28/2012	26,500	105,658	13.7	years	90.3%
Butler Creek	Acworth, GA	100%	Kroger	1/15/2013	10,650	95,597	3.9	years	91.3%
Fairview Oaks	Ellenwood, GA	100%	Kroger	1/15/2013	9,300	77,052	3.2	years	95.7%
Grassland Crossing	Alpharetta, GA	100%	Kroger	1/15/2013	9,700	90,906	6.0	years	94.2%
Hamilton Ridge	Buford, GA	100%	Kroger	1/15/2013	11,800	90,996	6.5	years	85.9%
Mableton Crossing	Mableton, GA	100%	Kroger	1/15/2013	11,500	86,819	3.4	years	98.6%
The Shops at Westridge	McDonough, GA	100%	Publix	1/15/2013	7,550	66,297	9.8	years	74.7%
Fairlawn Town Centre	Fairlawn, OH	100%	Giant Eagle	1/30/2013	42,200	347,255	6.3	years	96.4%
Macland Pointe	Marietta, GA	100%	Publix	2/13/2013	9,150	79,699	3.3	years	92.9%
Kleinwood Center	Spring, TX	100%	H-E-B	3/21/2013	32,535	148,963	7.5	years	92.1%
Murray Landing	Irmo, SC	100%	Publix	3/21/2013	9,920	64,359	7.0	years	100.0%
Vineyard Center	Tallahassee, FL	100%	Publix	3/21/2013	6,760	62,821	8.3	years	84.7%
Lutz Lake Station	Lutz, FL	100%	Publix	4/4/2013	9,800	64,986	6.6	years	94.1%
Publix at Seven Hills	Spring Hill, FL	100%	Publix	4/4/2013	8,500	72,590	2.8	years	90.6%
Hartville Centre	Hartville, OH	100%	Giant Eagle	4/23/2013	7,300	108,412	6.1	years	76.7%
Sunset Center	Corvallis, OR	100%	Safeway	5/31/2013	24,900	164,797	5.3	years	93.8%
Savage Town Square	Savage, MN	100%	Cub Foods	6/19/2013	14,903	87,181	7.8	years	100.0%
Northcross	Austin, TX	100%	Walmart(3)	6/24/2013	61,500	280,243	15.0	years	95.1%
Glenwood Crossing	Kenosha, WI	100%	Pick 'n Save	6/27/2013	12,822	87,504	13.9	years	97.5%
Pavilions at San Mateo	Albuquerque, NM	100%	Walmart(3)	6/27/2013	28,350	151,451	9.6	years	86.2%
Shiloh Square	Kennesaw, GA	100%	Kroger	6/27/2013	14,500	139,720	3.5	years	80.5%

(1)					The contract purchase price excludes closing costs and acquisition costs.
(2)					King Soopers is an affiliate of Kroger.
(3)					The anchor tenants of Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets. The anchor tenant of
Northcross is a Walmart Supercenter.
(4)					Dominick's and Vons are affiliates of Safeway, Inc.

The terms and expirations of our operating leases vary. The leases frequently contain provisions for the extension of the lease agreements and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The following table lists, on an aggregate basis, all of the scheduled lease expirations after June 30, 2013 over each of the years ending December 31, 2013 and thereafter for our 46 shopping centers.  The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
2013	69	$2,104	3.9%	125,494	2.8%
2014	121	5,359	9.9%	405,156	8.9%
2015	96	4,099	7.6%	280,724	6.2%
2016	103	5,176	9.6%	469,574	10.3%
2017	100	5,509	10.2%	414,141	9.1%
2018	86	5,853	10.8%	463,344	10.2%
2019	30	3,326	6.1%	305,719	6.7%
2020	17	2,582	4.8%	227,292	5.0%
2021	22	2,531	4.7%	281,727	6.2%
2022	13	3,854	7.1%	364,948	8.0%
Thereafter	51	13,761	25.3%	1,210,591	26.6%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2013 multiplied by 12 months, less any
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

The following table presents the composition of our portfolio by tenant type as of June 30, 2013 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	2,535,038	55.7%	$24,188	44.7%
National & regional(2)	1,324,772	29.1%	19,713	36.4%
Local	688,900	15.2%	10,253	18.9%
	4,548,710	100.0%	$54,154	100.0%

(1)			We calculate annualized effective rent as monthly contractual rent as of June 30, 2013 multiplied by 12 months, less any tenant concessions.
(2)			We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of June 30, 2013 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	2,535,038	55.7%	$24,188	44.7%
Retail stores(2)	909,171	20.0%	11,527	21.2%
Services(2)	715,880	15.7%	11,461	21.2%
Restaurant	388,621	8.6%	6,978	12.9%
	4,548,710	100.0%	$54,154	100.0%

(1)			We calculate annualized effective rent as monthly contractual rent as of June 30, 2013 multiplied by 12 months, less any tenant concessions.
(2)			We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants, and our other tenants in the aggregate, by the amount of square footage leased by each tenant as of June 30, 2013 (dollars in thousands):

				% of		% of
			Leased	Leased	Annualized	Annualized
	Tenant	Number of	Square	Square	Effective	Effective
Tenant	Industry	Locations(1)	Feet	Feet	Rent(2)	Rent
Kroger(3)	Retail - Grocery Store	11	661,401	14.5%	$4,255	7.9%
Publix	Retail - Grocery Store	12	566,769	12.5%	5,786	10.7%
Giant Eagle	Retail - Grocery Store	5	388,413	8.5%	3,863	7.1%
Safeway(4)	Retail - Grocery Store	4	245,910	5.4%	2,876	5.3%
Walmart(5)	Retail - Grocery Store	3	167,705	3.7%	1,335	2.5%
Food Lion	Retail - Grocery Store	3	95,665	2.1%	881	1.6%
H-E-B	Retail - Grocery Store	1	80,925	1.8%	1,100	2.0%
Cub Foods	Retail - Grocery Store	1	68,860	1.5%	734	1.4%
Raley's	Retail - Grocery Store	1	68,203	1.5%	1,255	2.3%
Pick N' Save	Retail - Grocery Store	1	55,000	1.2%	635	1.2%
Harris Teeter	Retail - Grocery Store	1	48,756	1.1%	400	0.7%
Coborn's	Retail - Grocery Store	1	45,708	1.0%	593	1.1%
Sprouts Farmers Market	Retail - Grocery Store	1	28,217	0.6%	272	0.5%
Trader Joe's	Retail - Grocery Store	1	13,506	0.3%	203	0.4%
National & regional(6)	Retail/ Restaurant/Services	351	1,324,772	29.1%	19,713	36.4%
Local	Retail/ Restaurant/Services	303	688,900	15.2%	10,253	18.9%
		700	4,548,710	100.0%	$54,154	100.0%

(1)					Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were eight as of June 30, 2013.
(2)					We calculate annualized effective rent as monthly contractual rent as of June 30, 2013 multiplied by 12 months, less any tenant concessions.
(3)					King Soopers is an affiliate of Kroger.
(4)					Dominick's and Vons are affiliates of Safeway, Inc.
(5)					The Walmart stores at Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets. The Walmart
store at Northcross is a Walmart Supercenter.
(6)					We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

Results of Operations

Overview

As we owned only nine and 14 properties, respectively, during the three and six month periods ended June 30, 2012, virtually all differences when comparing those periods to the three and six months ended June 30, 2013 are the result of the 32 properties acquired since June 30, 2012.

Summary of Operating Activities for the Three Months Ended June 30, 2013 and 2012

Total revenues for the three months ended June 30, 2013 were $15,164,000 with rental income of $11,076,000. Other revenues, largely comprised of tenant reimbursements, were $4,088,000. Total revenues for the three months ended June 30, 2012 were $3,105,000 with rental income of $2,456,000. Other revenues were $649,000.  In addition to the acquisition of 32 properties since June 30, 2012, the primary reason for the increase in revenues was a $311,000 increase in same center tenant reimbursements.

Property operating costs were $2,248,000 for the three months ended June 30, 2013. The significant items comprising this expense were common area maintenance of $1,179,000 and property management fees paid to an affiliate of the Sub-advisor of $575,000. Property operating costs were $537,000 for the three months ended June 30, 2012. The significant items comprising this expense were common area maintenance of $289,000 and property management fees paid to an affiliate of the Sub-advisor of $125,000.

Real estate taxes were $2,107,000 and $379,000, respectively, for the three months ended June 30, 2013 and 2012.

General and administrative expenses were $690,000 and $345,000, respectively, for the three months ended June 30, 2013 and 2012. These amounts were comprised largely of audit and tax fees, asset management fees, legal fees, transfer agent fees, board-related expenses and insurance expense.  In addition to the acquisition of 32 properties since June 30, 2012, the primary reasons for the increase in general and administrative expenses are a $112,000 increase in asset management fees paid by the CBRE Investors and a $56,000 increase in transfer agent fees.  As of June 30, 2013, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

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

Asset management fees were $249,000 for the three months ended June 30, 2013.  For the three months ended June 30, 2013, the asset management fees were paid solely by the CBRE Investors, as we are not responsible for the payment of cash asset management fees pursuant to the advisory agreement between the Joint Venture and the Advisor.  Asset management fees were $298,000 for the three months ended June 30, 2012, but $160,000 of these fees were waived by the Advisor and Sub-advisor pursuant to the advisory agreement provision detailed in the previous paragraph.

On February 4, 2013, we and our operating partnership, Phillips Edison – ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”) entered into an Amended and Restated Advisory Agreement (the “A&R Advisory Agreement”) with the Advisor.  The A&R Advisory Agreement provides that the asset management compensation structure contemplated in the previous advisory agreement between us and the Advisor is eliminated effective October 1, 2012.  Instead, we expect to issue to the Advisor on a quarterly basis performance-based restricted partnership units of the Operating Partnership designated as “Class B units.”  The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the A&R Advisory Agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the A&R Advisory Agreement is terminated for cause; or (b) the A&R Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.  The Class B units are participating securities that receive distributions at the same rates and dates as the distributions paid to our common stockholders.  These distributions will be calculated by the product of the number of unvested units issued to date and the stated distribution rate at the time the applicable distributions are authorized.  Distributions for outstanding unvested units incurred during the three months ended June 30, 2013 totaled $24,000.

Acquisition expenses were $3,152,000 for the three months ended June 30, 2013. Included in these acquisition expenses were $1,842,000 of acquisition fees paid to the Advisor and Sub-advisor and approximately $154,000 of expense incurred for acquisitions that did not close during the quarter ended June 30, 2013.  Acquisition expenses were $1,041,000 for the three months ended June 30, 2012.  Included in these acquisition expenses were $272,000 of acquisition fees paid to the Advisor and Sub-advisor and approximately $227,000 of expense incurred for acquisitions that did not close during the quarter ended June 30, 2012.

Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $6,321,000 and $1,528,000, respectively.

Interest expense was $2,287,000 and $478,000 for the three months ended June 30, 2013 and 2012, respectively.

The net loss attributable to our stockholders was $1,993,000 and $805,000 for the three months ended June 30, 2013 and 2012, respectively.

Summary of Operating Activities for the Six Months Ended  June 30, 2013 and 2012

Total revenues for the six months ended June 30, 2013 were $26,401,000 with rental income of $19,941,000. Other revenues, largely comprised of tenant reimbursements, were $6,460,000. Total revenues for the six months ended June 30, 2012 were $5,320,000 with rental income of $4,211,000. Other revenues were $1,109,000.  In addition to the acquisition of 32 properties since June 30, 2012, the primary reason for the increase in revenues was a $193,000 increase in same center tenant reimbursements.

Property operating costs were $4,144,000 for the six months ended June 30, 2013. The significant items comprising this expense were common area maintenance of $2,279,000 and property management fees paid to an affiliate of the Sub-advisor of $1,033,000. Property operating costs were $916,000 for the six months ended June 30, 2012. The significant items comprising this expense were common area maintenance of $514,000 and property management fees paid to an affiliate of the Sub-advisor of $238,000.

Real estate taxes were $3,619,000 and $621,000, respectively, for the six months ended June 30, 2013 and 2012.

General and administrative expenses were $1,582,000 and $669,000, respectively, for the six months ended June 30, 2013 and 2012. These amounts were comprised largely of audit and tax fees, asset management fees, legal fees, transfer agent fees, board-related expenses and insurance expense.  In addition to the acquisition of 32 properties since June 30, 2012, the primary reasons for the increase in general and administrative expenses are a $261,000 increase in asset management fees paid by the CBRE Investors, a $116,000 increase in audit and tax fees, and a $148,000 increase in transfer agent fees.  As of June 30, 2013, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

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

Asset management fees were $498,000 for the six months ended June 30, 2013.  For the six months ended June 30, 2013, the asset management fees were paid solely by the CBRE Investors, as we are not responsible for the payment of cash asset management fees pursuant to the advisory agreement between the Joint Venture and the Advisor.  Asset management fees were $515,000 for the six months ended June 30, 2012, but $278,000 of these fees were waived by the Advisor and Sub-advisor pursuant to the advisory agreement provision detailed in the previous paragraph.

Distributions incurred for outstanding unvested Class B units issued pursuant to the A&R Advisory Agreement during the six months ended June 30, 2013 totaled $28,000.

Acquisition expenses were $5,666,000 for the six months ended June 30, 2013. Included in these acquisition expenses were $3,490,000 of acquisition fees paid to the Advisor and Sub-advisor and approximately $247,000 of expense incurred for acquisitions that did not close during the six months ended June 30, 2013.  Acquisition expenses were $1,319,000 for the six months ended June 30, 2012.  Included in these acquisition expenses were $336,000 of acquisition fees paid to the Advisor and Sub-advisor and approximately $268,000 of expense incurred for acquisitions that did not close during the six months ended June 30, 2012.

Depreciation and amortization expense for the six months ended June 30, 2013 and 2012 was $11,555,000 and $2,572,000, respectively.

Interest expense was $4,387,000 and $869,000 for the six months ended June 30, 2013 and 2012, respectively.

The net loss attributable to our stockholders was $4,841,000 and $1,063,000 for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our public offerings of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of June 30, 2013, we had raised approximately $545.2 million in gross proceeds from our initial public offering, including $4.7 million through the DRP.

As of June 30, 2013, we had cash and cash equivalents of approximately $61.9 million. During the six months ended June 30, 2013, we had a net cash increase of approximately $54.3 million.

This cash increase was the result of:

•      $8.6 million provided by operating activities, largely the result of income generated from operations before depreciation and amortization charges.  Also included in this total was approximately $5.7 million of real estate acquisition expenses incurred during the period and expensed in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) and $0.5 million of capitalized leasing costs;

•      $291.3 million used in investing activities, which was the result of 20 property acquisitions along with capital expenditures of $1.8 million; and

•      $337.0 million provided by financing activities with approximately $353.6 million from the net proceeds of the issuance of common stock and $194.3 million from the net proceeds from mortgage loans.  Partially offsetting these amounts was $203.8 million of payments on the mortgage loans payable, distributions paid to our stockholders of $3.9 million, net of DRP proceeds, and distributions paid to the CBRE Investors of $3.1 million.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations, offering proceeds, and proceeds from secured debt financings. Operating cash flows are expected to increase as additional properties are added to our portfolio. Other than the commissions paid to the Dealer Manager, the organization and offering costs associated with our initial public offering are initially paid by our sponsors.  Our sponsors will be reimbursed for such costs up to 1.5% of the gross capital raised in our initial public offering. As of June 30, 2013, we owe the Advisor, Sub-advisor and their affiliates a total of $1.7 million of organization and offering costs incurred on our behalf and fees charged to us for asset management, property management, and other services.  Our sponsors have provided $228,000 since inception for certain of our general and administrative expenses as capital contributions. Our sponsors have not received, and will not receive, any reimbursement or additional equity for these contributions. The sponsors provided no such capital contributions for the six months ended June 30, 2013 or 2012.  Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

We have $206.2 million of contractual debt obligations, representing variable and fixed-rate secured and unsecured credit facilities and mortgage loans secured by our real estate assets.  Of the amount outstanding on our mortgage notes payable at June 30, 2013, $21.9 million is for loans which mature in 2013, and we have one-year extension options on each of such loans, subject to extension fees and compliance with loan covenants.  We intend to extend (if possible) or refinance these loans as they mature.  As of June 30, 2013, we had a $265.0 million secured revolving credit facility, the capacity of which may be expanded to $300.0 million, with an outstanding principal balance of $30.0 million, from which we may draw funds to pay certain long-term debt obligations as they mature.

For the six months ended June 30, 2013, gross distributions of approximately $7.1 million were paid to stockholders, including $3.2 million of distributions reinvested through the DRP, for net cash distributions of $3.9 million. Our cash generated from operating activities for the six months ended June 30, 2013 was $8.6 million.   On July 1, 2013, gross distributions of approximately $2.7 million were paid, including $1.3 million of distributions reinvested through the DRP, for net cash distributions of $1.4 million. These distributions were funded by cash generated from operating activities.

On May 8, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing July 1, 2013 through and including July 31, 2013.  On June 20, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing August 1, 2013 through and including August 31, 2013.  The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. This equates to a 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.  Distributions for the month of July were paid on August 1, 2013.  Our policy is not to fund distributions with offering proceeds.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on indebtedness, and payments on amounts due to our sponsors for organization and offering costs incurred on our behalf.  Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our offerings and from debt financings.  As they mature, we intend to refinance our long-term debt obligations if possible.  We also have a $265.0 million secured revolving credit facility, the capacity of which may be expanded to $300.0 million and from which we may draw funds to pay certain long-term debt obligations as they mature.  We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we may use other sources to fund distributions as necessary, including contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates and borrowings under future debt agreements.

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

Our leverage ratios were 22.1% and 48.5% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets, at cost) as of June 30, 2013 and December 31, 2012.

Interest Rate Hedging

The interest rate swap associated with our cash flow hedge is recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedge both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swap associated with our cash flow hedge is recorded in other comprehensive income which is included in accumulated other comprehensive income on our condensed consolidated balance sheet and our condensed consolidated statement of equity. Our cash flow hedge becomes ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swap associated with our cash flow hedge is recognized in earnings in the period affected.  In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty.

In March 2013, we entered into an interest rate swap agreement that effectually fixes the variable interest rate on $50.0 million of our secured credit facility at 3.05% through December 2017. The swap was designed and qualified as a cash flow hedge and was recorded at fair value.  During the three and six months ended June 30, 2013, we recorded a gain of $10,000 due to a notional mismatch between the debt and swap as we did not continually have $50.0 million outstanding under our secured credit facility during the period.

The table below summarizes our consolidated indebtedness at June 30, 2013 (dollars in thousands).

	Principal	Weighted	Weighted
	Amount at	Average	Average Years
Debt(1)	June 30, 2013	Interest Rate	to Maturity

Fixed rate mortgages payable(2)	$97,724	5.8%	3.3
Variable rate mortgages payable	78,446	2.5%	2.9
Secured credit facility - fixed rate(3)	30,000	3.1%	2.5

Total	$206,170	4.2%	3.0

(1)	The debt maturity table does not include any below-market debt adjustment, of which $4,267, net of accumulated amortization, was outstanding as of June 30, 2013.
(2)	A portion of the fixed rate debt represents loans assumed as part of certain acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.
(3)	The interest rate on $50,000 of the amount available under our secured credit facility is effectually fixed at 3.05% through
December 2017 by an interest rate swap agreement.

Contractual Commitments and Contingencies

Our contractual obligations as of June 30, 2013, were as follows (dollars in thousands):

	Payments due by period
	Total	2013	2014	2015	2016	2017	2018

Long-term debt obligations - principal payments	$206,170	$22,885	$18,283	$49,069	$24,946	$77,042	$13,945
Long-term debt obligations - interest payments	25,428	4,981	7,424	6,255	4,099	1,174	1,495
Operating lease obligations	87	10	20	20	20	17	-

Total	$231,685	$27,876	$25,727	$55,344	$29,065	$78,233	$15,440

Certain of our debt obligations contain certain restrictive and financial covenants.  As of June 30, 2013, we believe we are in compliance with all restrictive and financial covenants of our outstanding debt obligations.

Funds from Operations, Funds from Operations Adjusted for Acquisition Expenses, and Modified Funds from Operations

Funds from operations, or FFO, is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairment charges, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or are requested or required by lessees for operational purposes in order to maintain the value disclosed. Since real estate values have historically risen or fallen with market conditions, including inflation, changes in interest rates, the business cycle, unemployment and consumer spending, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals. Additionally, we believe it is appropriate to exclude impairment charges from FFO, as these are fair value adjustments that are largely based on market fluctuations and assessments regarding general market conditions which can change over time. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but is not limited to, necessity-based neighborhood and community shopping centers, first- and second-priority mortgage loans, mezzanine loans, bridge and other loans, mortgage-backed securities, collateralized debt obligations, and debt securities of real estate companies.

An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying or book value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, as impairments are based on estimated future undiscounted cash flows, investors are cautioned that we may not recover any impairment charges. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

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

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed. We have funded, and intend to continue to fund, both of these acquisition-related costs from the offering proceeds and generally not from operations.  However, if the offering proceeds are not available to fund these acquisition-related costs, operational cash flows may be used to fund future acquisition-related costs.  We believe by excluding expensed acquisition costs, FFO adjusted for acquisition expenses and MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include those paid to the Advisor, the Sub-advisor or third parties.

As explained below, management’s evaluation of our operating performance excludes the additional items considered in the calculation of MFFO based on the following economic considerations. Many of the adjustments in arriving at MFFO are not applicable to us. Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition.

•     Adjustments for straight-line rents and amortization of discounts and premiums on debt investments. In the proper application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application may result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.  The adjustment to MFFO for straight-line rents, in particular, is made to reflect rent and lease payments from a GAAP accrual basis to a cash basis.

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

By providing FFO adjusted for acquisition expenses and MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability (that is, the capacity to continue to be maintained) of our operating performance after our offering and acquisition stages are completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. However, under GAAP, acquisition costs are characterized as operating expenses in determining operating net income (loss). These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. FFO adjusted for acquisition expenses and MFFO are useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities.  However, investors are cautioned that FFO adjusted for acquisition expenses and MFFO should only be used to assess the sustainability of our operating performance after our offering and acquisition stages are completed, as both measures exclude acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.  All paid and accrued acquisition costs negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase prices of the properties we acquire. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In the event that we are unable to raise any additional proceeds from the sale of shares in our offerings, we may still be obligated to pay acquisition fees and reimburse acquisition expenses to our Advisor and Sub-Advisor and the Advisor and Sub-Advisor will be under no obligation to reimburse these payments back to us.  As a result, such fees and expenses may need to be paid from other sources, including additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Acquisition costs also adversely affect our book value and equity.

The additional items that may be excluded from FFO to determine MFFO are cash flow adjustments made to net income in calculating the cash flows provided by operating activities.  Each of these items is considered an important overall operational factor that affects our long-term operational profitability.  These items and any other mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions.  While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Each of FFO, FFO adjusted for acquisition expenses, and MFFO should not be considered as an alternative to net income (loss) or income (loss) from continuing operations under GAAP, or as an indication of our liquidity, nor is any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition-related costs and other adjustments that are increases to FFO adjusted for acquisition expenses and MFFO are, and may continue to be, a significant use of cash. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. Additionally, FFO adjusted for acquisition expenses, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated.  Accordingly, FFO, FFO adjusted for acquisition expenses, and MFFO should be reviewed in connection with other GAAP measurements. FFO, FFO adjusted for acquisition expenses, and MFFO should not be viewed as more prominent measures of performance than our net income or cash flows from operations prepared in accordance with GAAP. Our FFO, FFO adjusted for acquisition expenses, and MFFO as presented may not be comparable to amounts calculated by other REITs.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO adjusted for acquisition expenses or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we may have to adjust our calculation and characterization of FFO, FFO adjusted for acquisition expenses or MFFO.

The following section presents our calculation of FFO, FFO adjusted for acquisition expenses, and MFFO and provides additional information related to our operations (in thousands, except per share amounts). As a result of the timing of the commencement of our initial public offering and our active real estate operations, FFO, FFO adjusted for acquisition expenses, and MFFO are not relevant to a discussion comparing operations for the two periods presented. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

FUNDS FROM OPERATIONS, FUNDS FROM OPERATIONS ADJUSTED FOR ACQUISITION EXPENSES, AND
MODIFIED FUNDS FROM OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(Unaudited)
(In thousands, except share and per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Calculation of Funds from Operations
Net loss attributable to Company stockholders	$(1,993)	$(805)	$(4,841)	$(1,063)
Add:
Depreciation and amortization of real estate assets	6,321	1,528	11,555	2,572
Amortization of tenant improvement allowances	1	-	1	-
Less:
Noncontrolling interest	(1,323)	(703)	(2,634)	(1,183)
Funds from operations	$3,006	$20	$4,081	$326

Calculation of FFO Adjusted for Acquisition Expenses
Funds from operations	$3,006	$20	$4,081	$326
Add:
Acquisition expenses	3,152	1,041	5,666	1,319
Less:
Noncontrolling interest	-	(321)	-	(444)
FFO adjusted for acquisition expenses	$6,158	$740	$9,747	$1,201

Calculation of Modified Funds from Operations
FFO adjusted for acquisition expenses	$6,158	$740	$9,747	$1,201
Add:
Net amortization of above- and below-market leases	187	121	338	275
Less:
Straight-line rental income	(266)	(66)	(548)	(122)
Amortization of market debt adjustment	(295)	(13)	(459)	(13)
Change in fair value of derivative	(10)	-	(10)	-
Noncontrolling interest	47	(15)	115	(60)
Modified funds from operations	$5,821	$767	$9,183	$1,281

Weighted-average common shares outstanding - basic and diluted	37,692,167	4,731,230	27,626,407	3,927,656
Net loss per share - basic and diluted	$(0.05)	$(0.17)	$(0.18)	$(0.27)
FFO per share - basic and diluted	$0.08	$-	$0.15	$0.08
FFO adjusted for acquisition expenses per share - basic and diluted	$0.16	$0.16	$0.35	$0.31
MFFO per share - basic and diluted	$0.15	$0.16	$0.33	$0.33

Distributions

During the three months ended June 30, 2013, gross distributions paid were $4.7 million with $2.2 million being reinvested through the DRP for net cash distributions of $2.5 million. During the six months ended June 30, 2013, gross distributions paid were $7.1 million with $3.2 million being reinvested through the DRP for net cash distributions of $3.9 million. There were gross distributions of $2.7 million accrued and payable as of June 30, 2013.

Distributions for the six months ended June 30, 2013 accrued at an average daily rate of $0.00181776 per share of common stock.   Distributions for the six months ended June 30, 2012 accrued at an average daily rate of $0.00178082 per share of common stock.  Our net loss attributable to stockholders for the six months ended June 30, 2013 was $4.8 million, and net cash provided by operating activities was $8.6 million.  Distributions paid of $7.1 million during the six months ended June 30, 2013 were funded from our cash provided by operating activities.  Our cumulative gross distributions and net loss attributable to stockholders from inception through June 30, 2013 are $11.7 million and $11.3 million, respectively.  We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash provided by operating activities, advances from the Sub-Advisor, and borrowings.

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

We may receive income from interest or rents at various times during our fiscal year and, because we may need funds from operations during a particular period to fund capital expenditures and other expenses, from time to time during our operational stage, we may declare distributions in anticipation of funds that we expect to receive during a later period.  We would pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to borrowings to fund our distributions.  To the extent that we pay distributions from sources other than our cash provided by operating activities, we will have fewer funds available for investment in properties, the overall return to our stockholders may be reduced, and subsequent investors may experience dilution.

Our distribution policy is not to use the offering proceeds to pay distributions. However, our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit, including offering proceeds or the proceeds from the issuance of securities in the future.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2013. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In February 2013, FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if it is required to be reclassified to net income in its entirety. For other reclassified amounts, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The provisions of ASU No. 2013-02 were effective for us on January 1, 2013, and are to be applied prospectively. As a result of the adoption of this pronouncement, we addressed the required disclosures in Note 10 to our condensed consolidated financial statements, Derivatives and Hedging Activities.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, we had approximately $78.4 million of variable rate debt outstanding, the interest rate of which has not been fixed by an interest rate swap.  We hedge a portion of our exposure to interest rate fluctuations through the utilization of an interest rate swap in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions are determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  Because we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As of June 30, 2013, we were party to an interest rate swap agreement that effectually fixed the variable interest rate on up to $50.0 million of our secured credit facility at 3.05%.

As of June 30, 2013, we have not fixed the interest rates for $78.4 million of our variable rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the fair market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage-point change in interest rates on the outstanding balance of variable-rate debt at June 30, 2013 would result in approximately $0.8 million of additional interest expense. We had no other outstanding interest rate contracts as of June 30, 2013.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2013, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

Our organizational documents permit us to pay distributions from any source without limit. If we fund distributions from financings or the net proceeds from our public offering, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and your overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and other expenses, which could increase our operating costs. We may also fund such distributions from advances or contributions from our sponsors or from any deferral or waiver of fees by our advisor and sub-advisor. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.  For the six months ended June 30, 2013, we paid distributions of approximately $7.1 million, including distributions reinvested through our dividend reinvestment plan, and our GAAP cash flows from operations were approximately $8.6 million.  For the year ended December 31, 2012, we paid distributions of approximately $3.7 million, including distributions reinvested through our dividend reinvestment plan, and our GAAP cash flows from operations were approximately $4.0 million.

Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

As of June 30, 2013, we have $78.4 million of variable rate debt obligations, the interest rate of which has not been fixed by an interest rate swap. Because we have such variable rate debt obligations, increases in interest rates would increase our interest costs and would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)          We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the six months ended June 30, 2013.

b)        On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering our initial public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933, as amended. We commenced our public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers, on a “best efforts” basis. The 30,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $285.0 million, or $9.50 per share.  On June 24, 2013, we filed a Registration Statement on Form S-11 (File No. 333-189548) to register a follow-on offering of 27,500,000 shares of common stock. In connection with the filing of the follow-on offering registration statement, we have determined to continue offering shares in our initial public offering beyond August 12, 2013. We currently intend to continue offering shares of common stock in our initial offering until the earlier of (i) the sale of all $1.5 billion of shares in the primary offering, (ii) February 7, 2014, or (iii) the date the registration statement relating to our proposed follow-on offering is declared effective by the SEC. We may sell shares under the dividend reinvestment plan beyond the termination of the primary portion of our initial public offering until we have sold all the shares under the plan. As of June 30, 2013, we have issued 55,069,341 shares of our common stock, inclusive of 493,988 shares issued pursuant to the dividend reinvestment plan, resulting in $545.2 million of gross offering proceeds.

As of June 30, 2013, we have incurred the following cumulative offering costs in connection with the issuance and distribution of the registered securities (in thousands):

Offering Costs
Offering costs to related parties	$35,314
Offering costs to non-related parties	34,359

Total	$69,673

From the commencement of our ongoing initial public offering through June 30, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $475.5 million, including net offering proceeds from our dividend reinvestment plan of $4.7 million.

We have used, and expect to continue to use, substantially all of the net proceeds from our ongoing initial public offering to invest primarily in grocery-anchored neighborhood and community shopping centers throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program, capital expenditures, tenant improvement costs, and other funding obligations. As of June 30, 2013, we have used the net proceeds from our ongoing primary public offering, contributions from noncontrolling interests of $50.0 million and debt financing to purchase $650.6 million in real estate and to pay $10.7 million of acquisition fees and expenses.

c)          During the quarter ended June 30, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2013	3,475	$10.00	3,475	(3)
May 2013	20,115	$10.00	20,115	(3)
June 2013	14,090	$9.78	14,090	(3)

(1)        All purchases of our equity securities by us in the three months ended June 30, 2013 were made pursuant to our share repurchase program.

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

(b)     Not applicable.

Item 4.        Mine Safety Disclosures

                     Not Applicable

Item 5.        Other Information

(a)      During the second quarter of 2013, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

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
4.4

Amended and Restated Agreement of Limited Partnership of Phillips Edison – ARC Shopping Center Operating Partnership, L.P. dated February 4, 2013 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.1

Second Amended and Restated Advisory Agreement by and between the Company, Phillips Edison – ARC Shopping Center Operating Partnership, L.P. and American Realty Capital II Advisors, LLC dated June 19, 2013 (incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-11 (No. 333-189548) filed June 24, 2013)

10.2

Purchase and Sale Agreement between Northcross Property, LLC and Phillips Edison Group LLC dated May 6, 2013 (incorporated by reference to Exhibit 10.75 to Post-Effective Amendment No. 15 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 16, 2013)

10.3

Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Northcross Station LLC dated June 24, 2013 (incorporated by reference to Exhibit 10.76 to Post-Effective Amendment No. 15 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 16, 2013)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2011 and effective November 4, 2011)

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity; and (iv) Condensed Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: August 8, 2013	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Co-Chairman of the Board and Chief Executive Officer

Date: August 8, 2013	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer, Secretary and Treasurer