Form 10-Q
period 2013-09-30
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2013-11-08
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 130.7 million outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

FORM 10-Q

September 30, 2013

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

The information furnished in the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned condensed consolidated financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the notes to such condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Phillips Edison – ARC Shopping Center REIT Inc.’s results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Investment in real estate:
Land	$213,280	$82,127
Building and improvements	585,164	209,048
Total investment in real estate assets	798,444	291,175
Accumulated depreciation and amortization	(22,053)	(7,317)
Total investment in real estate assets, net	776,391	283,858
Acquired intangible lease assets, net of accumulated amortization of $10,541 and $3,844, respectively	71,407	20,957
Cash and cash equivalents	326,232	7,654
Restricted cash	3,839	1,053
Accounts receivable, net of bad debt reserve of $153 and $69, respectively	9,503	2,707
Deferred financing expense, less accumulated amortization of $1,767 and $596, respectively	6,426	2,827
Derivative asset	669	-
Prepaid expenses and other	9,392	6,354
Total assets	$1,203,859	$325,410

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$216,315	$159,007
Acquired below market lease intangibles, less accumulated amortization of $2,036 and $811, respectively	14,554	4,892
Accounts payable	525	533
Accounts payable – affiliates	1,655	3,634
Accrued and other liabilities	19,475	5,073
Total liabilities	252,524	173,139
Commitments and contingencies (Note 9)	-	-
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at September 30,
2013 and December 31, 2012	$-	$-
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 107,770,692 and 13,801,251 shares issued and
outstanding at September 30, 2013 and December 31, 2012, respectively	1,076	138
Additional paid-in capital	948,520	118,238
Accumulated other comprehensive income	614	-
Accumulated deficit	(40,607)	(11,720)
Total stockholders’ equity	909,603	106,656
Noncontrolling interests	41,732	45,615
Total equity	951,335	152,271
Total liabilities and equity	$1,203,859	$325,410

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$15,827	$4,044	$35,768	$8,255
Tenant recovery income	4,260	1,037	10,637	2,110
Other property income	57	67	140	103
Total revenues	20,144	5,148	46,545	10,468
Expenses:
Property operating	3,079	785	7,223	1,701
Real estate taxes	3,022	674	6,641	1,295
General and administrative	842	509	2,424	1,178
Acquisition expenses	3,967	1,097	9,633	2,416
Depreciation and amortization	8,324	2,507	19,879	5,079
Total expenses	19,234	5,572	45,800	11,669
Operating income (loss)	910	(424)	745	(1,201)
Other income (expense):
Interest expense, net	(2,207)	(902)	(6,594)	(1,771)
Other income (expense)	(32)	1	(45)	1
Net loss	(1,329)	(1,325)	(5,894)	(2,971)
Net (income) loss attributable to noncontrolling interests	(79)	289	(355)	872
Net loss attributable to Company stockholders	$(1,408)	$(1,036)	$(6,249)	$(2,099)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$(0.02)	$(0.15)	$(0.14)	$(0.43)
Weighted-average common shares outstanding - basic and diluted	79,796,551	6,928,167	45,207,554	4,935,127

Comprehensive loss:
Net loss	$(1,329)	$(1,325)	$(5,894)	$(2,971)
Other comprehensive income:
Change in unrealized gain (loss) on interest rate swaps, net	(357)	-	614	-
Comprehensive loss	(1,686)	(1,325)	(5,280)	(2,971)
Comprehensive (income) loss attributable to noncontrolling interests	(79)	289	(355)	872
Comprehensive loss attributable to Company stockholders	$(1,765)	$(1,036)	$(5,635)	$(2,099)

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Total
Balance at January 1, 2012	2,658,159	$27	$17,980	$-	$(4,126)	$13,881	$13,304	$27,185
Issuance of common stock	5,915,722	59	58,774	-	-	58,833	-	58,833
Share repurchases	(2,500)	-	(25)	-	-	(25)	-	(25)
Dividend reinvestment plan (DRP)	72,975	-	693	-	-	693	-	693
Contributions from noncontrolling interests	-	-	-	-	-	-	25,344	25,344
Common distributions declared, $0.49 per share	-	-	-	-	(2,408)	(2,408)	-	(2,408)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,428)	(1,428)
Offering costs	-	-	(5,585)	-	-	(5,585)	-	(5,585)
Net loss	-	-	-	-	(2,099)	(2,099)	(872)	(2,971)
Balance at September 30, 2012	8,644,356	$86	$71,837	$-	$(8,633)	$63,290	$36,348	$99,638

Balance at January 1, 2013	13,801,251	$138	$118,238	$-	$(11,720)	$106,656	$45,615	$152,271
Issuance of common stock	93,135,034	930	922,663	-	-	923,593	-	923,593
Share repurchases	(58,764)	(1)	(581)	-	-	(582)	-	(582)
Dividend reinvestment plan (DRP)	893,171	9	8,476	-	-	8,485	-	8,485
Change in unrealized gain on interest rate swaps	-	-	-	614	-	614	-	614
Common distributions declared, $0.50 per share	-	-	-	-	(22,638)	(22,638)	-	(22,638)
Distributions to noncontrolling interests	-	-	-	-	-	-	(4,238)	(4,238)
Offering costs	-	-	(100,276)	-	-	(100,276)	-	(100,276)
Net (loss) income	-	-	-	-	(6,249)	(6,249)	355	(5,894)
Balance at September 30, 2013	107,770,692	$1,076	$948,520	$614	$(40,607)	$909,603	$41,732	$951,335

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,894)	$(2,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,032	4,986
Net amortization of above- and below-market leases	465	337
Amortization of deferred financing costs	1,337	389
Change in fair value of derivative asset	(55)	-
Straight-line rental income	(1,135)	(286)
Changes in operating assets and liabilities:
Accounts receivable	(5,661)	(747)
Prepaid expenses and other	(1,594)	(452)
Accounts payable	(6)	36
Accounts payable – affiliates	426	(805)
Accrued and other liabilities	9,054	2,626
Net cash provided by operating activities	15,969	3,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(456,956)	(111,948)
Capital expenditures	(3,568)	(368)
Change in restricted cash	(2,786)	(368)
Net cash used in investing activities	(463,310)	(112,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	923,593	58,833
Redemptions of common stock	(582)	(25)
Payment of offering costs	(102,681)	(9,215)
Payments on mortgages and loans payable	(303,100)	(88,952)
Proceeds from mortgages and loans payable	267,330	136,289
Distributions paid, net of DRP	(9,438)	(1,426)
Contributions from noncontrolling interests	-	25,344
Distributions to noncontrolling interests	(4,242)	(910)
Payments of loan financing costs	(4,961)	(1,599)
Net cash provided by financing activities	765,919	118,339

NET INCREASE IN CASH AND CASH EQUIVALENTS	318,578	8,768

CASH AND CASH EQUIVALENTS:
Beginning of period	7,654	6,969

End of period	$326,232	$15,737

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$5,548	$1,194
Change in offering costs payable to sub-advisor	(2,405)	(3,630)
Change in distributions payable	4,715	289
Change in distributions payable – noncontrolling interests	(4)	518
Assumed debt	93,908	35,772
Accrued capital expenditures	982	32
Distributions reinvested	8,485	693

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

We are offering to the public, pursuant to a registration statement, $1.785 billion in shares of common stock on a “best efforts” basis in our initial public offering (“our initial public offering”). Our initial public offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP.  On June 24, 2013, we filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register a follow-on public offering.  Pursuant to the registration statement, we propose to register 25,000,000 shares of our common stock in the primary portion of such follow-on offering.  We also propose to register 2,500,000 shares of common stock pursuant to our dividend reinvestment plan.  We do not expect to register any shares in our follow-on offering that would cause the total shares registered by us in our current offering and the follow-on offering, in the aggregate, to exceed the $1.785 billion initial aggregate registration amount of our current offering.  We currently intend to continue offering shares of common stock in our current offering until the earlier of (i) the sale of all $1.5 billion of shares in the primary offering, (ii) February 7, 2014, or (iii) the date the registration statement relating to our proposed follow-on offering is declared effective by the SEC.  We may sell shares under the DRP beyond the termination of the primary offering until we have sold all the shares under the plan.

As of September 30, 2013, we had issued a total of 107,838,836 shares of common stock including 1,049,086 shares issued through the DRP, generating gross cash proceeds of $1.068 billion, since our inception. As of September 30, 2013, there were 107,770,692 shares of our common stock outstanding which is net of 68,144 shares repurchased from stockholders pursuant to our stock repurchase plan.

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

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.  As of September 30, 2013, we owned fee simple interests in 58 real estate properties, 20 of which we owned through the Joint Venture (as defined below), acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the nine months ended September 30, 2013. For a summary of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

Basis of Presentation and Principles of Consolidation—The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited financial statements of Phillips Edison-ARC Shopping Center REIT Inc. for the year ended December 31, 2012, which are included in our 2012 Annual Report on Form 10-K as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

The condensed consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Noncontrolling Interests—Noncontrolling interests in the condensed consolidated balance sheets represent the economic equity interests of the Joint Venture that are not owned by us. Noncontrolling interests in the condensed consolidated statements of equity represent contributions, distributions and allocated earnings attributed to the CBRE Investors. Noncontrolling interests in earnings of the Joint Venture in the condensed consolidated statements of operations and comprehensive loss represent income or losses allocated to noncontrolling interests based on the economic ownership percentage of the consolidated Joint Venture held by these investors.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share considers the effect of any potentially dilutive share equivalents, of which we had none for the three and nine months ended September 30, 2013 and 2012.

There were 319,390 and zero Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of September 30, 2013 and 2012, respectively, that were excluded from diluted net loss per share computations as their effect would have been antidilutive.

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

3. EQUITY

General—We have the authority to issue a total of 1,000,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2013, we had issued 107,838,836 shares of common stock generating gross cash proceeds of $1.068 billion, since our inception, and we had issued no shares of preferred stock.  As of September 30, 2013, there were 107,770,692 shares of our common stock outstanding which is net of 68,144 shares repurchased from stockholders pursuant to our stock repurchase plan. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted the DRP that allows stockholders to have distributions invested in additional shares of our common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.  Distributions reinvested through the DRP for the three months ended September 30, 2013 and 2012, were $5.3 million and $0.4 million, respectively.  Distributions reinvested through the DRP for the nine months ended September 30, 2013 and 2012, were $8.5 million and $0.7 million, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. During the three and nine months ended September 30, 2013, there were 21,084 and 58,764 shares repurchased for $208,111 and $581,835 under the share repurchase program for an average repurchase price of $9.87 and $9.90 per share, respectively.  During the three months ended September 30, 2012, there were no shares repurchased.  During the nine months ended September 30, 2012, there were 2,500 shares repurchased for $24,625 under the share repurchase program for an average repurchase price of $9.85 per share.

2010 Long-Term Incentive Plan—We have adopted a 2010 Long-Term Incentive Plan which may be used to attract and retain officers, advisors, and consultants. We have not issued any shares under this plan as of September 30, 2013.

2010 Independent Director Stock Plan—We have also adopted an Amended and Restated 2010 Independent Director Stock Plan which may be used to offer independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. We have not issued any shares under this plan as of September 30, 2013.

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

Mortgage loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  Such discount rates were 2.43% for secured variable rate debt and 4.50% for secured fixed rate debt as of September 30, 2013.  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  The fair values and recorded values of our borrowings as of September 30, 2013, were $216.8 million and $216.3 million, respectively.  The fair values and recorded values of our borrowings as of December 31, 2012, were $158.7 million and $159.0 million, respectively.

Derivative instruments — As of  September 30, 2013, we are a party to one interest rate swap agreement with a notional amount of $50.0 million that is measured at fair value on a recurring basis.  The interest rate swap agreement effectually fixes the variable interest rate of a $50.0 million portion of our secured credit facility at 3.05% through December 2017.

The fair value of the interest rate swap agreement is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and interest rate related observable inputs.  The fair value of our interest rate swap at September 30, 2013 was an asset of $669,000 and is included in derivative asset on our condensed consolidated balance sheet.  Although we have determined that the significant inputs used to value our derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial assets and liabilities.

A summary of our financial asset that is measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Interest rate swap	$-	$669	$-	$669	$-	$-	$-	$-

5. REAL ESTATE ACQUISITIONS

For the nine months ended September 30, 2013, we acquired all of the interests in 32 grocery-anchored retail centers for a combined purchase price of approximately $550.0 million, including $90.3 million of assumed debt with a fair value of $93.9 million.  The following tables present certain additional information regarding our material acquisitions in the Atlanta Portfolio, the March 21st Portfolio (which is comprised of Kleinwood Center, Murray Landing, and Vineyard Center), Northcross, Fairlawn Town Centre, and the remaining properties which were deemed immaterial when acquired but are material in the aggregate.  We allocated the purchase price of these acquisitions to the fair value of the assets acquired and lease liabilities assumed as follows (in thousands):

		Building and	In-Place	Above-Market	Below-Market
Acquisition	Land	Improvements	Leases	Leases	Leases	Total

Atlanta Portfolio(1)	$17,516	$48,401	$3,195	$1,376	$(838)	$69,650
March 21st Portfolio(2)	12,139	35,058	3,227	1,731	(154)	52,001
Northcross	27,885	28,467	7,443	324	(2,619)	61,500
Fairlawn Town Centre	7,179	32,223	2,478	929	(610)	42,199
Other(3)	66,434	228,437	31,746	4,698	(6,666)	324,649

Total	$131,153	$372,586	$48,089	$9,058	$(10,887)	$549,999

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
(3)		The other 20 acquisitions represent the remaining, individually immaterial properties acquired during the nine months ended September 30, 2013 that are material in the aggregate.

The amounts recognized for revenues, acquisition expenses and net income (loss) from each respective acquisition date to September 30, 2013 related to the operations of our material acquisitions are as follows (in thousands):

Acquisition	Acquisition Date	Revenues	Acquisition Expenses	Net Income (Loss)

Atlanta Portfolio(1)	1/15/2013 and 2/13/2013	$4,967	$1,121	$20
March 21st Portfolio(2)	3/21/2013	2,993	769	(904)
Northcross	6/24/2013	1,595	722	(114)
Fairlawn Town Centre	1/30/2013	3,467	588	341
Other(3)		6,631	6,016	(5,002)

Total		$19,653	$9,216	$(5,659)

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
(3)	The other 20 acquisitions represent the remaining, individually immaterial properties acquired during the nine months ended September 30, 2013 that are material in the aggregate.

Additionally, we assumed a $450,000 liability to remediate an environmental issue at Kleinwood Center.  We also received from the seller a $450,000 credit at the closing of the purchase of Kleinwood Center to cover the costs of such remediation.

The following unaudited information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2012 and 2013 had been acquired on January 1, 2012.

We estimated that revenues, on a pro forma basis, for the three months ended September 30, 2013 and 2012, would have been approximately $23.0 million and $22.5 million, respectively, and our net income attributable to our stockholders, on a pro forma basis excluding acquisition expenses, would have been approximately $3.2 million and $4.1 million, respectively. The pro forma net income per share excluding acquisition expenses would have been $0.04 and $0.07, respectively, for the three months ended September 30, 2013 and 2012.

We estimated that revenues, on a pro forma basis, for the nine months ended September 30, 2013 and 2012, would have been approximately $69.7 million and $67.3 million, respectively, and our net income attributable to our stockholders, on a pro forma basis excluding acquisition expenses, would have been approximately $9.2 million and $12.5 million, respectively. The pro forma net income per share excluding acquisition expenses would have been $0.14 and $0.23, respectively, for the nine months ended September 30, 2013 and 2012.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012

Acquired in-place leases, net of accumulated
amortization of $7,318 and $2,310,
respectively	$58,736	$15,655
Acquired above-market leases, net of accumulated
amortization of $3,223 and $1,534,
respectively	12,671	5,302

Total	$71,407	$20,957

Amortization expense recorded on the intangible assets for the three months ended September 30, 2013 and 2012 was $2.8 million and $0.9 million, respectively.  Amortization expense recorded on the intangible assets for the nine months ended September 30, 2013 and 2012 was $6.7 million and $2.0 million, respectively.

Estimated future amortization expense of the respective acquired intangible lease assets as of September 30, 2013 is as follows (in thousands):

Year	In-Place Leases	Above Market Leases

October 1 to December 31, 2013	$2,392	$688
2014	10,074	2,847
2015	9,171	2,594
2016	8,197	2,028
2017	6,914	1,563
2018 and thereafter	21,988	2,951

Total	$58,736	$12,671

The weighted-average amortization periods for acquired in-place lease and above-market lease intangibles are nine years and six years, respectively.

7. MORTGAGES AND LOANS PAYABLE

As of September 30, 2013, we had approximately $216.3 million of outstanding mortgage notes payable, inclusive of a below-market assumed debt adjustment of $4.7 million.  As of December 31, 2012, we had approximately $159.0 million of outstanding mortgage notes payable, inclusive of a below-market assumed debt adjustment of $1.9 million.  Each mortgage note payable is secured by the respective property on which the debt was placed.  Certain of the mortgage notes allow us to generally make additional principal payments on the loan and draw those amounts back, not to exceed the initial loan amount, as needed.  As of September 30, 2013 and December 31, 2012, the weighted-average interest rate for the loans was 4.60% and 3.58%, respectively.

As of September 30, 2013, excluding the below-market debt adjustment, we held $106.2 million of our debt obligations through the Joint Venture, in which we have a 54% interest, and we held $105.4 million of our debt obligations directly.  As of December 31, 2012, excluding the below-market debt adjustment, we held $104.6 million of our debt obligations through the Joint Venture, in which we have a 54% interest, and we held $52.5 million of our debt obligations directly.  We also have a $265.0 million secured revolving credit facility, which may be expanded to $300.0 million, with no current outstanding principal balance as of September 30, 2013, from which we may draw funds to pay certain long-term debt obligations as they mature.  As of September 30, 2013, the current borrowing capacity of the secured revolving credit facility was $143.2 million, based on the properties collateralizing the obligation.  Of the amount outstanding on our mortgage notes payable at September 30, 2013, $16.3 million is for loans which mature in 2013.  Subsequent to September 30, 2013, we repaid all such loans.  As of December 31, 2012, our leverage ratio, or the ratio of total debt, less cash and cash equivalents, to total real estate investments, at cost, was approximately 48.5%.  As of September 30, 2013, we had no leverage, as defined in the previous sentence, as our cash balances exceeded debt outstanding.

During the nine months ended September 30, 2013, in conjunction with our acquisition of eight real estate properties, we assumed debt of $90.3 million with a fair value of $93.9 million. During the nine months ended September 30, 2012, in conjunction with our acquisition of four real estate properties, we assumed debt of $34.1 million with a fair value of $35.8 million. The assumed debt market adjustment will be amortized over the remaining life of the loans, and this amortization is classified as interest expense. The amortization recorded on the assumed below-market debt adjustment was $372,000 and $69,000 for the three months ended September 30, 2013 and 2012, respectively.  The amortization recorded on the assumed below-market debt adjustment was $830,000 and $82,000 for the nine months ended September 30, 2013 and 2012, respectively.

The following is a summary of our debt obligations as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Outstanding	Maximum	Outstanding	Maximum
	Principal	Borrowing	Principal	Borrowing
	Balance	Capacity	Balance	Capacity

Fixed rate mortgages payable(1)	$133,228	$133,228	$43,934	$43,934
Variable rate mortgages payable	78,372	87,931	76,424	89,475
Secured credit facility - fixed rate(2)	-	50,000	-	-
Secured credit facility - variable rate(2)	-	93,146	36,709	40,000
Unsecured credit facility	-	-	-	10,000
Assumed below-market debt adjustment	4,715	N/A	1,940	N/A

Total	$216,315	$364,305	$159,007	$183,409

(1)	Due to the non-recourse nature of certain mortgages, the assets and liabilities of the following properties are neither available to pay the debts of the consolidated limited liability companies nor constitute obligations of the consolidated limited liability companies: Baker Hill Station LLC, Broadway Station LLC, Northridge Station LLC, Kleinwood
Station LLC, Murray Station LLC, Vineyard Station LLC, Sunset Center Station LLC, Westwood Station LLC,
Stockbridge Station LLC and East Burnside Station LLC. The outstanding principal balance of these non-recourse mortgages as of September 30, 2013 was $108,043. The outstanding principal balance of the non-recourse mortgages as of December 31, 2012 was $28,925.
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

	2013 (1)	2014	2015	2016	2017	Thereafter	Total

Maturing debt:(2)
Fixed rate mortgages payable	$496	$18,046	$28,404	$25,596	$43,689	$16,997	$133,228
Variable rate mortgages payable	16,498	650	650	14,650	33,574	12,350	78,372
Total maturing debt	$16,994	$18,696	$29,054	$40,246	$77,263	$29,347	$211,600

Weighted-average interest rate on debt:
Fixed rate mortgages payable(3)	6.5%	7.4%	5.5%	5.8%	5.3%	6.3%	5.8%
Variable rate mortgages payable	2.7%	2.4%	2.4%	2.7%	2.4%	2.6%	2.5%
Total	2.8%	7.2%	5.4%	4.7%	4.0%	4.7%	4.6%

(1)	Includes only October 1, 2013 through December 31, 2013.
(2)	The debt maturity table does not include any below-market debt adjustment, of which $4,715, net of accumulated amortization was outstanding as of September 30, 2013.
(3)	All but $6.7 million of the fixed rate debt represents loans assumed as part of certain acquisitions. The assumed loans typically have higher interest rates than interest rates associated with new debt.

As of September 30, 2013, we believe we were in compliance with all debt covenants.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012

Acquired below-market leases, net of accumulated
amortization of $2,036 and $811, respectively	$14,554	$4,892

Amortization recorded on the intangible liabilities for the three months ended September 30, 2013 and 2012 was $0.5 million and $0.2 million, respectively.  Amortization recorded on the intangible liabilities for the nine months ended September 30, 2013 and 2012 was $1.2 million and $0.4 million, respectively.

Estimated future amortization income of the intangible lease liabilities as of September 30, 2013 is as follows (in thousands):

Year	Below Market Leases

October 1 to December 31, 2013	$567
2014	2,294
2015	2,050
2016	1,832
2017	1,452
2018 and thereafter	6,359

Total	$14,554

The weighted-average amortization period for below market lease intangibles is 11 years.

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

Operating Lease

We lease land under a long-term lease at one property, which was acquired in 2011.  Total rental expense for the lease was $5,000 for the three months ended September 30, 2013 and 2012.  Total rental expense for the lease was $15,000 and $14,000 for the nine months ended September 30, 2013 and 2012, respectively.  Minimum rental commitments under the noncancelable term of the lease as of September 30, 2013 are as follows:  (i) October 1 to December 31, 2013, $5,000; (ii) 2014, $20,000; (iii) 2015, $20,000; (iv) 2016, $20,000; and (v) 2017, $17,000.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and nine months ended September 30, 2013, we recorded losses of $57,000 and $47,000 respectively, due to a notional mismatch between the debt and swap.  During the three months ended September 30, 2013, we had no debt that could be hedged by the interest rate swap.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 (in thousands).  We had no derivative financial instruments in 2012.

	Three Months Ended	Nine Months Ended
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swap)	September 30, 2013	September 30, 2013
Amount of gain (loss) recognized in other comprehensive income on derivative	$(357)	$557
Amount of gain (loss) reclassified from accumulated other comprehensive income
into interest expense	24	(57)
Amount of loss recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from
effectiveness testing)	(57)	(47)

Credit-risk-related Contingent Features

We have an agreement with our derivative counterparty that contains a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.

As of September 30, 2013, the derivative is not in a liability position and we have not posted any collateral related to this agreement nor were we in breach of any agreement provisions.

11. RELATED PARTY TRANSACTIONS

Advisory Agreement—Pursuant to our advisory agreement, the Advisor is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. The Advisor has entered into a sub-advisory agreement with the Sub-advisor, which manages our day-to-day affairs and our portfolio of real estate investments on behalf of the Advisor, subject to the board’s supervision and certain major decisions requiring the consent of both the Advisor and Sub-advisor. The expenses to be reimbursed to the Advisor and Sub-advisor will be reimbursed in proportion to the amount of expenses incurred on our behalf by the Advisor and Sub-advisor, respectively.

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our initial public offering. As of September 30, 2013, the Advisor, Sub-advisor and their affiliates have charged us approximately $22.3 million of organization and offering costs, and we have reimbursed $21.7 million of such costs, resulting in a net payable of $0.6 million. As of December 31, 2012, the Advisor, Sub-advisor and their affiliates had charged us approximately $7.2 million of organization and offering costs, and we had reimbursed $4.2 million of such costs, resulting in a net payable of $3.0 million.

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

On February 13, 2013, the Operating Partnership issued 59,245 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from October 1, 2012 through December 31, 2012.  On April 18, 2013, the Operating Partnership issued 104,372 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from January 1, 2013 through March 31, 2013.  On July 25, 2013, the Operating Partnership issued 155,773 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from April 1, 2013 through June 30, 2013.  On October 14, 2013, the Operating Partnership issued 212,991 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from July 1, 2013 through September 30, 2013.  These Class B units will not vest until the conditions referenced above have been met.  Because we do not deem the vesting conditions to be probable, the units will not be recorded as equity or an obligation until the Class B units vest.

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

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, we will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if we sell an asset to an affiliate, our organizational documents will prohibit us from paying the Advisor, the Sub-advisor or their respective affiliates a disposition fee.

General and Administrative Expenses—As of September 30, 2013 and December 31, 2012, we owed the Advisor, Sub-advisor and their affiliates $58,000 and $2,000, respectively, for general and administrative expenses paid on our behalf.  As of September 30, 2013, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to the Advisor and the Sub-advisor, except for organization and offering costs and general and administrative expenses, which we disclose above, for the three and nine months ended September 30, 2013 and 2012 and any related amounts unpaid as of September 30, 2013 and December 31, 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Acquisition fees	$2,029	$564	$5,519	$900	$-	$191
Class B unit distribution(1)	41	-	69	-	17	-
Asset management fees	250	480	748	995	83	248
Asset management fees waived	-	268	-	546
Asset management fees - net(2)	250	212	748	449	83	248
Financing fees	289	304	2,384	382	-	-
Disposition fees	-	-	-	-	-	-

(1)	Represents the distributions paid to the Advisor and Sub-advisor as holders of Class B units of the Operating Partnership.
(2)	Asset management fees are net of fees waived. The only amounts not waived since inception are those fees paid by the CBRE Investors.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership will pay to PE-ARC Special Limited Partner, LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to investors of a 7.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders.  The Advisor has a 15.0% interest and the Sub-advisor has an 85.0% interest in the Special Limited Partner.  No sales of real estate assets occurred in the three and nine months ended September 30, 2013 and 2012.

Subordinated Incentive Listing Distribution—The Operating Partnership will pay to the Special Limited Partner a subordinated incentive listing distribution upon the listing of our common stock on a national securities exchange.  Such incentive listing distribution is equal to 15.0% of the amount by which the market value of all of our issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders.

Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution.  No subordinated incentive listing distribution was earned for the three and nine months ended September 30, 2013 and 2012.

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

We pay to the Property Manager monthly property management fees equal to 4.5% of the gross cash receipts of the properties managed by the Property Manager. In the event that we contract directly with a non-affiliated third-party property manager with respect to a property, we will pay the Property Manager a monthly oversight fee equal to 1.0% of the gross revenues of the property managed. In addition to the property management fee or oversight fee, if the Property Manager provides leasing services with respect to a property, we pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

If we engage the Property Manager to provide construction management services with respect to a particular property, we pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.

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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and nine months ended September 30, 2013 and 2012 and any related amounts unpaid as of September 30, 2013 and December 31, 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Property management fees	$851	$212	$1,884	$450	$581	$112
Leasing commissions	429	71	896	157	158	96
Construction management fees	84	10	160	20	50	18
Other fees and reimbursements	191	89	453	145	126	(20)

Total	$1,555	$382	$3,393	$772	$915	$206

Dealer Manager—Our dealer manager is Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is a subsidiary of an entity which is under common ownership with our AR Capital sponsor and provides certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our initial public offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager is generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.  The Dealer Manager typically reallows 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers.

Summarized below are the fees earned by the Dealer Manager for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Selling commissions	$32,296	$2,258	$57,761	$4,246
Selling commissions reallowed to participating broker dealers	32,296	2,258	57,761	4,246
Dealer manager fees	15,412	686	27,422	1,338
Dealer manager fees reallowed to participating broker dealers	5,381	230	9,585	439

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

As of September 30, 2013, the Sub-advisor owned 110,529 shares of our common stock, or approximately 0.10% of our outstanding common stock.  As of December 31, 2012, the Sub-advisor owned 23,061 shares of our common stock, or approximately 0.17% of our outstanding common stock.

12. ECONOMIC DEPENDENCY

We are dependent on the Advisor, the Sub-advisor, the Property Manager, the Dealer Manager and their respective affiliates for certain services that are essential to us, including the sale of our shares of common stock, asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor, the Property Manager and/or the Dealer Manager are unable to provide such services, we would be required to find alternative service providers or sources of capital.

As of September 30, 2013 and December 31, 2012, we owed the Advisor, the Sub-advisor and their respective affiliates approximately $1.7 million and $3.6 million, respectively, for offering and organization expenses, general and administrative expenses and asset management, property management, and other fees payable as shown below (in thousands):

	September 30,	December 31,
	2013	2012
Offering and organization expenses payable	$582	$2,987
General and administrative expenses of the company paid by a sponsor	58	2
Asset management, property management, and other fees payable	1,015	645

Total due	$1,655	$3,634

In addition, the sponsors have provided $228,000 since inception for certain of our general and administrative expenses as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. There was no sponsor contribution for the three and nine months ended September 30, 2013 or 2012.  Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

13. FUTURE MINIMUM RENTS

Our operating leases’ terms and expirations vary. The leases frequently have provisions to extend the lease agreements and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at September 30, 2013, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
October 1 to December 31, 2013	$17,485
2014	67,546
2015	61,739
2016	55,901
2017	49,762
2018 and thereafter	258,136

Total	$510,569

One tenant, Publix, comprised approximately 10% of the aggregate annualized effective rent of our 58 shopping centers as of September 30, 2013.  No other tenant comprised 10% or more of our aggregate annualized effective rent as of September 30, 2013.

14. SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From October 1, 2013 through October 31, 2013, we raised approximately $210.1 million of offering proceeds through the issuance of 21,142,207 shares of common stock under our initial public offering. As of November 1, 2013, approximately 22.4 million shares remained available for sale to the public under our offering, exclusive of shares available under the DRP.

Distributions

On October 1, 2013, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from September 1, 2013 through September 30, 2013. The total gross amount of the distribution was approximately $5.4 million, with $2.7 million being reinvested in the DRP, for a net cash distribution of $2.7 million.

On November 1, 2013, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from October 1, 2013 through October 31, 2013. The total gross amount of the distribution was approximately $6.8 million, with $3.4 million being reinvested in the DRP, for a net cash distribution of $3.4 million.

On September 4, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing November 1, 2013 through and including November 30, 2013.  On October 14, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing December 1, 2013 through and including December 31, 2013. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. This equates to an approximate 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.  We expect to pay these distributions on December 2, 2013 and January 2, 2014.  Our policy is not to fund distributions with offering proceeds.

Acquisition of CitiCentre Plaza

On October 2, 2013, we acquired a 100% interest in a Hy-Vee-anchored shopping center, CitiCentre Plaza, located in Carroll, Iowa, for a purchase price of approximately $3.8 million. The acquisition was funded with proceeds from our ongoing initial public offering.  CitiCentre Plaza, a 63,518 square foot property, was 87.7% leased at the time of acquisition.

Acquisition of Duck Creek Plaza

On October 8, 2013, we acquired a 100% interest in a Schnucks-anchored shopping center, Duck Creek Plaza, located in Bettendorf, Iowa, for a purchase price of approximately $19.7 million. The acquisition was funded with proceeds from our ongoing initial public offering.  Duck Creek Plaza, a 134,229 square foot property, was 92.9% leased at the time of acquisition.

Acquisition of Cahill Plaza

On October 9, 2013, we acquired a 100% interest in a Cub Foods-anchored shopping center, Cahill Plaza, located in Inver Grove Heights, Minnesota, for a purchase price of approximately $8.4 million. The acquisition was funded with proceeds from our ongoing initial public offering.  Cahill Plaza, a 69,000 square foot property, was 96.0% leased at the time of acquisition.

Acquisition of Pioneer Plaza

On October 18, 2013, we acquired a 100% interest in a Safeway-anchored shopping center, Pioneer Plaza, located in Springfield, Oregon, for a purchase price of approximately $11.9 million. The acquisition was funded with proceeds from our ongoing initial public offering.  Pioneer Plaza, a 96,027 square foot property, was 85.5% leased at the time of acquisition.

Acquisition of Fresh Market

On October 22, 2013, we acquired a 100% interest in a Fresh Market-anchored shopping center, Fresh Market, located in Normal, Illinois, for a purchase price of approximately $11.8 million. A portion of the purchase price consisted of the assumption of a $6.2 million mortgage loan.  The remainder of the purchase price was funded with proceeds from our ongoing initial public offering.  Fresh Market, a 76,017 square foot property, was 100% leased at the time of acquisition.

Acquisition of Courthouse Marketplace

On October 25, 2013, we acquired a 100% interest in a Harris Teeter-anchored shopping center, Courthouse Marketplace, located in Virginia Beach, Virginia, for a purchase price of approximately $16.1 million. The acquisition was funded with proceeds from our ongoing initial public offering.  Courthouse Marketplace, a 106,863 square foot property, was 82.9% leased at the time of acquisition.

Acquisition of Hastings Marketplace

On November 6, 2013, we acquired a 100% interest in a Cub Foods-anchored shopping center, Hastings Marketplace, located in Hastings, Minnesota, for a purchase price of approximately $15.9 million. The acquisition was funded with proceeds from our ongoing initial public offering.  Hastings Marketplace, a 97,535 square foot property, was 100% leased at the time of acquisition.

Acquisition of November 7 Portfolio

On November 7, 2013, we acquired a 100% interest in a four property portfolio of Publix-anchored shopping centers, for a purchase price of approximately $60.9 million.  A portion of the purchase price consisted of the assumption of $13.3 million in mortgage loans.  The remainder of the purchase price was funded with proceeds from our ongoing initial public offering. The individual properties are located in: Ft. Lauderdale, Florida, Spring Hill, Florida, West Kendall, Florida and Watkinsville, Georgia.  The portfolio consists of a total of 357,221 square feet and was 92.8% leased at the time of acquisition.

Payoff of Debt Obligations

Subsequent to September 30, 2013, we made net payments of $74.4 million to the lenders under various revolving lines of credit.

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

Overview

Organization

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009 and has elected to be taxed as a real estate investment trust (“REIT”).  We are offering pursuant to a registration statement $1.785 billion in shares of common stock in our initial public offering on a “best efforts” basis. Our initial public offering consists of a primary offering of $1.5 billion in shares offered to investors at a price of $10.00 per share, with discounts available for certain categories of purchasers, and $285 million in shares offered to stockholders pursuant to a dividend reinvestment plan (the “DRP”) at a price of $9.50 per share. We have the right to reallocate the shares of common stock offered between the primary offering and the DRP.

On June 24, 2013, we filed a registration statement with the SEC to register a follow-on public offering. Pursuant to the registration statement, we propose to register 25,000,000 shares of our common stock in the primary portion of such follow-on offering. We also propose to register 2,500,000 shares of common stock pursuant to our dividend reinvestment plan. We do not expect to register any shares in our follow-on offering that would cause the total shares registered by us in our current offering and the follow-on offering, in the aggregate, to exceed the $1.785 billion initial aggregate registration amount of our current offering. We currently intend to continue offering shares of common stock in our current offering until the earlier of (i) the sale of all $1.5 billion of shares in the primary offering, (ii) February 7, 2014, or (iii) the date the registration statement relating to our proposed follow-on offering is declared effective by the SEC.

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

Equity Raise Activity

During the month of September 2013, we surpassed $1 billion in gross cash proceeds raised in our initial public offering.  As of September 30, 2013, we had issued a total of 107,829,456 shares of common stock including 1,049,086 shares issued through the DRP, generating gross cash proceeds of $1.068 billion, since our inception.  During the three months ended September 30, 2013, we issued 52,722,435 shares of common stock, including 554,995 shares issued through the DRP, generating gross cash proceeds of $522.6 million.  During the nine months ended September 30, 2013, we issued 94,028,205 shares of common stock, including 893,171 shares issued through the DRP, generating gross cash proceeds of $932.1 million.

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the three months ended September 30, 2013:

		Property Acquisitions
		during the
	Portfolio as of	Three Months Ended
	September 30, 2013	September 30, 2013
Number of properties	58	12
Total square feet	6,087,793	1,232,132
Leased %(1)	94.1%	93.1%
Number of states	20	9
Weighted average capitalization rate(2)	7.6%	7.5%
Total acquisition purchase price (in thousands)	$853,354(3)	$202,754

(1)	As of September 30, 2013
(2)	The capitalization rate is calculated by dividing the annualized net operating income, inclusive of straight-line rental income, of a property as of the date of acquisition by the purchase price of the property.
(3)	Includes portion of acquisition price attributed to CBRE Investors

As of September 30, 2013, we owned fee simple interests in 58 real estate properties, 20 of which we owned through the Joint Venture, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor (dollars in thousands):

							Average
					Contract	Rentable	Remaining
		Ownership		Date	Purchase	Square	Lease Term		%
Property Name	Location	Interest	Anchor	Acquired	Price(1)	Footage	in Years		Leased
Lakeside Plaza	Salem, VA	54%	Kroger	12/10/2010	$8,750	82,798	4.4	years	100.0%
Snow View Plaza	Parma, OH	54%	Giant Eagle	12/15/2010	12,300	100,460	5.8	years	97.0%
St. Charles Plaza	Haines City, FL	54%	Publix	6/10/2011	10,100	65,000	9.6	years	96.3%
Centerpoint	Easley, SC	54%	Publix	10/14/2011	6,850	72,287	9.5	years	96.7%
Southampton Village	Tyrone, GA	54%	Publix	10/14/2011	8,350	77,956	7.8	years	96.2%
Burwood Village Center	Glen Burnie, MD	54%	Food Lion	11/9/2011	16,600	105,834	5.7	years	100.0%
Cureton Town Center	Waxhaw, NC	54%	Harris Teeter	12/29/2011	13,950	84,357	9.1	years	98.8%
Tramway Crossing	Sanford, NC	54%	Food Lion	2/23/2012	5,500	62,382	2.8	years	95.9%
Westin Centre	Fayetteville, NC	54%	Food Lion	2/23/2012	6,050	66,890	2.4	years	97.0%
The Village at Glynn Place	Brunswick, GA	54%	Publix	4/27/2012	11,350	111,924	6.7	years	96.3%
Meadowthorpe Shopping Center	Lexington, KY	54%	Kroger	5/9/2012	8,550	87,384	3.2	years	97.4%
New Windsor Marketplace	Windsor, CO	54%	King Soopers(2)	5/9/2012	5,550	95,877	6.4	years	93.2%
Vine Street Square	Kissimmee, FL	54%	Walmart(3)	6/4/2012	13,650	120,699	5.7	years	98.0%
Northtowne Square	Gibsonia, PA	54%	Giant Eagle	6/19/2012	10,575	113,372	7.6	years	100.0%
Brentwood Commons	Bensenville, IL	54%	Dominick's(4)	7/5/2012	14,850	125,550	5.8	years	99.1%
Sidney Towne Center	Sidney, OH	54%	Kroger	8/2/2012	4,300	118,360	5.5	years	100.0%
Broadway Plaza	Tucson, AZ	54%	Sprouts	8/13/2012	12,675	83,612	4.7	years	96.8%
Richmond Plaza	Augusta, GA	54%	Kroger	8/30/2012	19,500	178,167	4.6	years	87.3%
Publix at Northridge	Sarasota, FL	54%	Publix	8/30/2012	11,500	65,320	8.5	years	92.0%
Baker Hill Center	Glen Ellyn, IL	100%	Dominick's(4)	9/6/2012	21,600	135,355	4.4	years	95.8%
New Prague Commons	New Prague, MN	54%	Coborn's	10/12/2012	10,150	59,948	7.6	years	100.0%
Brook Park Plaza	Brook Park, OH	100%	Giant Eagle	10/23/2012	10,140	157,459	5.4	years	94.2%
Heron Creek Towne Center	North Port, FL	100%	Publix	12/17/2012	8,650	64,664	5.9	years	90.4%
Quartz Hill Towne Centre	Lancaster, CA	100%	Vons(4)	12/26/2012	20,970	110,306	3.6	years	94.6%
Hilfiker Square	Salem, OR	100%	Trader Joe's	12/28/2012	8,000	38,558	7.5	years	100.0%
Village One Plaza	Modesto, CA	100%	Raley's	12/28/2012	26,500	105,658	13.4	years	90.3%
Butler Creek	Acworth, GA	100%	Kroger	1/15/2013	10,650	95,597	3.7	years	92.6%
Fairview Oaks	Ellenwood, GA	100%	Kroger	1/15/2013	9,300	77,052	3.0	years	97.2%
Grassland Crossing	Alpharetta, GA	100%	Kroger	1/15/2013	9,700	90,906	6.3	years	89.9%
Hamilton Ridge	Buford, GA	100%	Kroger	1/15/2013	11,800	90,996	6.3	years	85.9%
Mableton Crossing	Mableton, GA	100%	Kroger	1/15/2013	11,500	86,819	3.4	years	100.0%
The Shops at Westridge	McDonough, GA	100%	Publix	1/15/2013	7,550	66,297	9.6	years	74.7%
Fairlawn Town Centre	Fairlawn, OH	100%	Giant Eagle	1/30/2013	42,200	347,255	6.1	years	97.1%
Macland Pointe	Marietta, GA	100%	Publix	2/13/2013	9,150	79,699	3.1	years	92.9%
Kleinwood Center	Spring, TX	100%	H-E-B	3/21/2013	32,535	148,963	7.3	years	95.5%
Murray Landing	Irmo, SC	100%	Publix	3/21/2013	9,920	64,359	6.8	years	100.0%
Vineyard Center	Tallahassee, FL	100%	Publix	3/21/2013	6,760	62,821	8.4	years	84.7%
Lutz Lake Station	Lutz, FL	100%	Publix	4/4/2013	9,800	64,986	6.5	years	98.3%
Publix at Seven Hills	Spring Hill, FL	100%	Publix	4/4/2013	8,500	72,590	2.8	years	90.6%
Hartville Centre	Hartville, OH	100%	Giant Eagle	4/23/2013	7,300	108,412	6.0	years	76.7%
Sunset Center	Corvallis, OR	100%	Safeway	5/31/2013	24,900	164,797	5.5	years	95.4%
Savage Town Square	Savage, MN	100%	Cub Foods(5)	6/19/2013	14,903	87,181	7.9	years	100.0%
Northcross	Austin, TX	100%	Walmart(3)	6/24/2013	61,500	280,243	14.7	years	94.5%
Glenwood Crossing	Kenosha, WI	100%	Pick 'n Save	6/27/2013	12,822	87,504	13.5	years	97.5%
Pavilions at San Mateo	Albuquerque, NM	100%	Walmart(3)	6/27/2013	28,350	149,287	4.7	years	96.6%
Shiloh Square	Kennesaw, GA	100%	Kroger	6/27/2013	14,500	139,720	4.1	years	80.4%
Boronda Plaza	Salinas, CA	100%	Food 4 Less(2)	7/3/2013	22,700	93,071	6.4	years	97.9%
Rivergate	Macon, GA	100%	Publix	7/18/2013	32,354	207,567	6.0	years	83.4%
Westwoods Shopping Center	Arvada, CO	100%	King Soopers(2)	8/8/2013	14,918	90,855	5.5	years	95.4%
Paradise Crossing	Lithia Springs, GA	100%	Publix	8/13/2013	9,000	67,470	5.0	years	93.8%
Contra Loma Plaza	Antioch, CA	100%	Save Mart	8/19/2013	7,250	74,616	4.1	years	81.9%
South Oaks Plaza	St. Louis, MO	100%	Shop 'n Save(5)	8/21/2013	9,500	112,300	10.9	years	100.0%
Yorktown Centre	Erie, PA	100%	Giant Eagle	8/30/2013	21,400	196,728	4.9	years	100.0%
Stockbridge Commons	Fort Mill, SC	100%	Harris Teeter	9/3/2013	15,250	99,473	5.7	years	95.9%
Dyer Crossing	Dyer, IN	100%	Jewel-Osco	9/4/2013	18,500	95,083	7.3	years	94.0%
East Burnside Plaza	Portland, OR	100%	QFC(2)	9/12/2013	8,643	38,363	6.0	years	100.0%
Red Maple Village	Tracy, CA	100%	Raley's	9/18/2013	31,140	97,591	11.0	years	98.7%
Crystal Beach Plaza	Palm Harbor, FL	100%	Publix	9/25/2013	12,100	59,015	12.8	years	82.9%

(1)					The contract purchase price excludes closing costs and acquisition costs.
(2)					King Soopers, Food 4 Less, and QFC are affiliates of Kroger.
(3)					The anchor tenants of Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets. The anchor tenant of Northcross is a
Walmart Supercenter.
(4)					Dominick's and Vons are affiliates of Safeway, Inc.
(5)					Cub Foods and Shop 'n Save are affiliates of SUPERVALU.

The terms and expirations of our operating leases vary. The leases frequently contain provisions for the extension of the lease agreements and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The following table lists, on an aggregate basis, all of the scheduled lease expirations after September 30, 2013 over each of the years ending December 31, 2013 and thereafter for our 58 shopping centers.  The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
2013	37	$1,238	1.8%	84,031	1.5%
2014	150	6,061	8.6%	427,591	7.5%
2015	130	5,568	7.9%	355,315	6.2%
2016	147	6,686	9.5%	551,947	9.6%
2017	118	6,554	9.3%	469,996	8.2%
2018	131	7,716	11.0%	557,860	9.7%
2019	54	5,410	7.7%	471,769	8.2%
2020	26	4,277	6.1%	356,338	6.2%
2021	25	3,058	4.4%	366,846	6.4%
2022	16	4,125	5.9%	442,218	7.7%
Thereafter	74	19,473	27.8%	1,651,820	28.8%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2013 multiplied by 12 months, less
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

The following table presents the composition of our portfolio by tenant type as of September 30, 2013 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	3,213,587	56.0%	$30,894	44.0%
National and regional(2)	1,643,999	28.7%	25,385	36.2%
Local	878,145	15.3%	13,887	19.8%
	5,735,731	100.0%	$70,166	100.0%

(1)			We calculate annualized effective rent as monthly contractual rent as of September 30, 2013 multiplied by 12 months, less any tenant concessions.
(2)			We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of September 30, 2013 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	3,213,587	56.0%	$30,894	44.0%
Retail stores(2)	1,032,466	18.0%	13,164	18.8%
Services(2)	996,987	17.4%	16,416	23.4%
Restaurant	492,691	8.6%	9,692	13.8%
	5,735,731	100.0%	$70,166	100.0%

(1)			We calculate annualized effective rent as monthly contractual rent as of September 30, 2013 multiplied by 12 months, less any tenant concessions.
(2)			We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants, and our other tenants in the aggregate, by the amount of square footage leased by each tenant as of September 30, 2013 (dollars in thousands):

					% of
				Annualized	Annualized
	Number of	Leased	% of Leased	Effective	Effective
Tenant	Locations(1)	Square Feet	Square Feet	Rent(2)	Rent
Kroger(3)	14	817,815	14.2%	$5,896	8.4%
Publix	15	698,056	12.2%	7,244	10.1%
Giant Eagle	6	475,760	8.3%	4,355	6.2%
Safeway(4)	4	245,910	4.3%	2,876	4.1%
Walmart(5)	3	167,705	2.9%	1,335	1.9%
SUPERVALU(6)	2	148,860	2.6%	1,134	1.6%
Raley's	2	125,575	2.2%	2,144	3.1%
Harris Teeter	2	100,369	1.7%	1,019	1.5%
Food Lion	3	95,665	1.7%	881	1.3%
H-E-B	1	80,925	1.4%	1,100	1.6%
Jewel-Osco	1	64,283	1.1%	808	1.2%
Pick n' Save	1	55,000	1.0%	635	0.9%
Save Mart	1	50,233	0.9%	399	0.6%
Coborn's	1	45,708	0.8%	593	0.8%
Sprouts Farmers Market	1	28,217	0.5%	272	0.4%
Trader Joe's	1	13,506	0.2%	203	0.3%
National and regional(7)	446	1,643,999	28.7%	25,385	36.2%
Local	396	878,145	15.3%	13,887	19.8%
	900	5,735,731	100.0%	70,166	100.0%

(1)				Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were ten as of September 30, 2013.
(2)				We calculate annualized effective rent as monthly contractual rent as of September 30, 2013 multiplied by 12 months, less any tenant concessions.
(3)				King Soopers, Food 4 Less, and QFC are affiliates of Kroger.
(4)				Dominick's and Vons are affiliates of Safeway, Inc.
(5)				The Walmart stores at Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets. The Walmart store at
Northcross is a Walmart Supercenter.
(6)				Cub Foods and Shop 'n Save are affiliates of SUPERVALU.
(7)				We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

Results of Operations

Overview

As we owned 20 properties as of  September 30, 2012, virtually all differences when comparing the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013 are the result of the 38 properties acquired since September 30, 2012.

Summary of Operating Activities for the Three Months Ended September 30, 2013 and 2012

Total revenues for the three months ended September 30, 2013 were $20.1 million with rental income of $15.8 million. Other revenues, largely comprised of tenant reimbursements, were $4.3 million. Total revenues for the three months ended September 30, 2012 were $5.1 million with rental income of $4.0 million. Other revenues were $1.1 million.

Property operating costs were $3.1 million for the three months ended September 30, 2013. The significant items comprising this expense were common area maintenance of $1.8 million and property management fees paid to an affiliate of the Sub-advisor of $0.9 million. Property operating costs were $0.8 million for the three months ended September 30, 2012. The significant items comprising this expense were common area maintenance of $0.4 million and property management fees paid to an affiliate of the Sub-advisor of $0.2 million.

Real estate taxes were $3.0 million and $0.7 million, respectively, for the three months ended September 30, 2013 and 2012.

General and administrative expenses were $0.8 million and $0.5 million, respectively, for the three months ended September 30, 2013 and 2012. These amounts were comprised largely of audit and tax fees, asset management fees, legal fees, board-related expenses and insurance expense.  In addition to the acquisition of 38 properties since September 30, 2012, the primary reasons for the increase in general and administrative expenses are a $0.1 million increase in insurance expense and a $0.1 million increase in asset management fees paid by the CBRE Investors.  As of September 30, 2013, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

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

Asset management fees were $0.3 million for the three months ended September 30, 2013.  For the three months ended September 30, 2013, the asset management fees were paid solely by the CBRE Investors, as we are not responsible for the payment of cash asset management fees pursuant to the advisory agreement between the Joint Venture and the Advisor.  Asset management fees were $0.5 million for the three months ended September 30, 2012, but $0.3 million of these fees was waived by the Advisor and Sub-advisor pursuant to the advisory agreement provision detailed in the previous paragraph.

On February 4, 2013, we and our operating partnership, Phillips Edison – ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”) entered into an Amended and Restated Advisory Agreement (the “A&R Advisory Agreement”) with the Advisor.  The A&R Advisory Agreement provides that the asset management compensation structure contemplated in the previous advisory agreement between us and the Advisor is eliminated effective October 1, 2012.  Instead, we expect to issue to the Advisor on a quarterly basis performance-based restricted partnership units of the Operating Partnership designated as “Class B units.”  The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the A&R Advisory Agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the A&R Advisory Agreement is terminated for cause; or (b) the A&R Advisory Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.  The Class B units are participating securities that receive distributions at the same rates and dates as the distributions paid to our common stockholders.  These distributions will be calculated by the product of the number of unvested units issued to date and the stated distribution rate at the time the applicable distributions are authorized.  Distributions for outstanding unvested units incurred during the three months ended September 30, 2013 totaled $41,000.

On February 13, 2013, the Operating Partnership issued 59,245 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from October 1, 2012 through December 31, 2012.  On April 18, 2013, the Operating Partnership issued 104,372 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from January 1, 2013 through March 31, 2013.  On July 25, 2013, the Operating Partnership issued 155,773 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from April 1, 2013 through June 30, 2013.  On October 14, 2013, the Operating Partnership issued 212,991 Class B units to the Advisor under the A&R Advisory Agreement for the asset management services performed by the Advisor during the period from July 1, 2013 through September 30, 2013.

Acquisition expenses were $4.0 million for the three months ended September 30, 2013. Included in these acquisition expenses were $2.0 million of acquisition fees paid to the Advisor and Sub-advisor and approximately $0.2 million of expense incurred for acquisitions that did not close during the quarter ended September 30, 2013.  Acquisition expenses were $1.1 million for the three months ended September 30, 2012.  Included in these acquisition expenses were $0.6 million of acquisition fees paid to the Advisor and Sub-advisor.

Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 was $8.3 million and $2.5 million, respectively.

Interest expense was $2.2 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively.

The net loss attributable to our stockholders was $1.4 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively.

Summary of Operating Activities for the Nine Months Ended  September 30, 2013 and 2012

Total revenues for the nine months ended September 30, 2013 were $46.5 million with rental income of $35.8 million. Other revenues, largely comprised of tenant reimbursements, were $10.8 million. Total revenues for the nine months ended September 30, 2012 were $10.5 million with rental income of $8.3 million. Other revenues were $2.2 million.  In addition to the acquisition of 38 properties since September 30, 2012, the primary reason for the increase in revenues was a $0.1 million increase in same center tenant reimbursements.

Property operating costs were $7.2 million for the nine months ended September 30, 2013. The significant items comprising this expense were common area maintenance of $4.1 million and property management fees paid to an affiliate of the Sub-advisor of $1.9 million. Property operating costs were $1.7 million for the nine months ended September 30, 2012. The significant items comprising this expense were common area maintenance of $0.9 million and property management fees paid to an affiliate of the Sub-advisor of $0.5 million.

Real estate taxes were $6.6 million and $1.3 million, respectively, for the nine months ended September 30, 2013 and 2012.

General and administrative expenses were $2.4 million and $1.2 million, respectively, for the nine months ended September 30, 2013 and 2012. These amounts were comprised largely of audit and tax fees, asset management fees, legal fees, transfer agent fees, board-related expenses and insurance expense.  In addition to the acquisition of 38 properties since September 30, 2012, the primary reasons for the increase in general and administrative expenses are a $0.3 million increase in asset management fees paid by the CBRE Investors, a $0.1 million increase in insurance expense, a $0.1 million increase in audit and tax fees, and a $0.1 million increase in transfer agent fees.  As of September 30, 2013, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

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

Asset management fees were $0.7 million for the nine months ended September 30, 2013.  For the nine months ended September 30, 2013, the asset management fees were paid solely by the CBRE Investors, as we are not responsible for the payment of cash asset management fees pursuant to the advisory agreement between the Joint Venture and the Advisor.  Asset management fees were $1.0 million for the nine months ended September 30, 2012, but $0.5 million of these fees was waived by the Advisor and Sub-advisor pursuant to the advisory agreement provision detailed in the previous paragraph.

Distributions incurred for outstanding unvested Class B units issued pursuant to the A&R Advisory Agreement during the nine months ended September 30, 2013 totaled $69,000.

Acquisition expenses were $9.6 million for the nine months ended September 30, 2013. Included in these acquisition expenses were $5.5 million of acquisition fees paid to the Advisor and Sub-advisor and approximately $0.5 million of expense incurred for acquisitions that did not close during the nine months ended September 30, 2013.  Acquisition expenses were $2.4 million for the nine months ended September 30, 2012.  Included in these acquisition expenses were $0.9 million of acquisition fees paid to the Advisor and Sub-advisor and approximately $0.1 million of expense incurred for acquisitions that did not close during the nine months ended September 30, 2012.

Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 was $19.9 million and $5.1 million, respectively.

Interest expense was $6.6 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively.

The net loss attributable to our stockholders was $6.2 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. Generally, we expect cash needed for items other than acquisitions and acquisition expenses to be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from leased properties. We expect to continue to raise capital through our public offerings of common stock and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of September 30, 2013, we had raised approximately $1.068 billion in gross proceeds from our initial public offering, including $10.0 million through the DRP.

As of September 30, 2013, we had cash and cash equivalents of approximately $326.2 million. During the nine months ended September 30, 2013, we had a net cash increase of approximately $318.6 million.

This cash increase was the result of:

•      $16.0 million provided by operating activities, largely the result of income generated from operations before depreciation and amortization charges.  Also included in this total was approximately $9.6 million of real estate acquisition expenses incurred during the period and expensed in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) and $1.0 million of capitalized leasing costs;

•      $463.3 million used in investing activities, which was the result of 32 property acquisitions along with capital expenditures of $3.6 million; and

•      $765.9 million provided by financing activities with approximately $820.3 million from the net proceeds of the issuance of common stock and $262.3 million from the net proceeds from mortgage loans.  Partially offsetting these amounts was $303.1 million of payments on the mortgage loans payable, distributions paid to our stockholders of $9.4 million, net of DRP proceeds, and distributions paid to the CBRE Investors of $4.2 million.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by property operations, offering proceeds, and proceeds from secured debt financings. Operating cash flows are expected to increase as additional properties are added to our portfolio. Other than the commissions paid to the Dealer Manager, the organization and offering costs associated with our initial public offering are initially paid by our sponsors.  Our sponsors will be reimbursed for such costs up to 1.5% of the gross capital raised in our initial public offering. As of September 30, 2013, we owe the Advisor, Sub-advisor and their affiliates a total of $1.7 million of organization and offering costs incurred on our behalf and fees charged to us for asset management, property management, and other services.  Our sponsors have provided $228,000 since inception for certain of our general and administrative expenses as capital contributions. Our sponsors have not received, and will not receive, any reimbursement or additional equity for these contributions. The sponsors provided no such capital contributions for the nine months ended September 30, 2013 or 2012.  Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

We have $211.6 million of contractual debt obligations, representing variable and fixed-rate secured credit facilities and mortgage loans secured by our real estate assets.  As they mature, we intend to refinance our debt obligations if possible, or pay off the balances at maturity using the net proceeds of our offering or other proceeds from corporate-level debt.   Of the amount outstanding on our mortgage notes payable at September 30, 2013, $16.3 million is for loans which mature in 2013. Subsequent to September 30, 2013, we have repaid such loans.  As of September 30, 2013, we had a $265.0 million secured revolving credit facility, the capacity of which may be expanded to $300.0 million, with no outstanding principal balance, from which we may draw funds to pay certain long-term debt obligations as they mature.  As of September 30, 2013, the current borrowing capacity of the secured revolving credit facility was $143.2 million, based on the properties collateralizing the obligation.

For the nine months ended September 30, 2013, gross distributions of approximately $17.9 million were paid to stockholders, including $8.5 million of distributions reinvested through the DRP, for net cash distributions of $9.4 million. Our cash generated from operating activities for the nine months ended September 30, 2013, was $16.0 million.   On October 1, 2013, gross distributions of approximately $5.4 million were paid, including $2.7 million of distributions reinvested through the DRP, for net cash distributions of $2.7 million. These distributions were funded by cash generated from operating activities. On November 1, 2013, gross distributions of approximately $6.8 million were paid, including $3.4 million of distributions reinvested through the DRP, for net cash distributions of $3.4 million.  These distributions were funded by cash generated from operating activities.

On September 4, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing November 1, 2013 through and including November 30, 2013.  On October 14, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing December 1, 2013 through and including December 31, 2013. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. This equates to a 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.  Our policy is not to fund distributions with offering proceeds.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on indebtedness, and payments on amounts due to our sponsors for organization and offering costs incurred on our behalf.  Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our offerings and from debt financings.  As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using the net proceeds of our offering or proceeds from other corporate-level debt.  We also have a $265.0 million secured revolving credit facility, the capacity of which may be expanded to $300.0 million and from which we may draw funds to pay certain long-term debt obligations as they mature.  As of September 30, 2013, the current borrowing capacity of the secured revolving credit facility was $143.2 million, based on the properties collateralizing the obligation.  We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we may use other sources to fund distributions as necessary, including contributions or advances made to us by the Advisor, Sub-advisor and their respective affiliates and borrowings under future debt agreements.

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

As of  December 31, 2012, our leverage ratio was 48.5% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets, at cost). As of September 30, 2013, we had no leverage, as defined in the previous sentence, as our cash balances exceeded debt outstanding.

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

In March 2013, we entered into an interest rate swap agreement that effectually fixes the variable interest rate on $50.0 million of our secured credit facility at 3.05% through December 2017. The swap was designed and qualified as a cash flow hedge and was recorded at fair value.  During the three and nine months ended September 30, 2013, we recorded losses of $57,000 and $47,000, respectively, due to a notional mismatch between the debt and swap as we did not continually have $50.0 million outstanding under our secured credit facility during the period.

The table below summarizes our consolidated indebtedness at September 30, 2013 (dollars in thousands).

	Principal	Weighted	Weighted
	Amount at	Average	Average Years
Debt(1)	September 30, 2013	Interest Rate	to Maturity

Fixed rate mortgages payable(2)	$133,228	5.8%	3.6
Variable rate mortgages payable	78,372	2.5%	3.0

Total	$211,600	4.6%	3.3

(1)	The debt summary table does not include any below-market debt adjustment, of which $4,715, net of accumulated amortization, was outstanding as of September 30, 2013.
(2)	All but $6.4 million of the fixed rate debt represents loans assumed as part of certain acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.

Contractual Commitments and Contingencies

Our contractual obligations as of September 30, 2013, were as follows (in thousands):

	Payments due by period
	Total	2013	2014	2015	2016	2017	2018

Long-term debt obligations - principal payments	$211,600	$16,994	$18,696	$29,054	$40,246	$77,263	$29,347
Long-term debt obligations - interest payments	31,366	2,384	8,766	7,235	5,671	1,972	5,338
Operating lease obligations	82	5	20	20	20	17	-

Total	$243,048	$19,383	$27,482	$36,309	$45,937	$79,252	$34,685

Certain of our debt obligations contain certain restrictive and financial covenants.  As of September 30, 2013, we believe we are in compliance with all restrictive and financial covenants of our outstanding debt obligations.

Funds from Operations, Funds from Operations Adjusted for Acquisition Expenses, and Modified Funds from Operations

Funds from operations, or FFO, is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairment charges, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or are requested or required by lessees for operational purposes in order to maintain the value disclosed. Since real estate values have historically risen or fallen with market conditions, including inflation, changes in interest rates, the business cycle, unemployment and consumer spending, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals. Additionally, we believe it is appropriate to exclude impairment charges from FFO, as these are fair value adjustments that are largely based on market fluctuations and assessments regarding general market conditions which can change over time. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist primarily of, but is not limited to, necessity-based neighborhood and community shopping centers.

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

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed. We have funded, and intend to continue to fund, both of these acquisition-related costs from offering proceeds and generally not from operations.  However, if offering proceeds are not available to fund these acquisition-related costs, operational cash flows may be used to fund future acquisition-related costs.  We believe by excluding expensed acquisition costs, FFO adjusted for acquisition expenses and MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include those paid to the Advisor, the Sub-advisor or third parties.

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

FUNDS FROM OPERATIONS, FUNDS FROM OPERATIONS ADJUSTED FOR ACQUISITION EXPENSES, AND
MODIFIED FUNDS FROM OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
(In thousands, except share and per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Calculation of Funds from Operations
Net loss attributable to Company stockholders	$(1,408)	$(1,036)	$(6,249)	$(2,099)
Add:
Depreciation and amortization of real estate assets	8,324	2,507	19,879	5,079
Amortization of tenant improvement allowances	(1)	-	-	-
Less:
Noncontrolling interest	(1,331)	(1,114)	(3,965)	(2,297)
Funds from operations (FFO)	$5,584	$357	$9,665	$683

Calculation of FFO Adjusted for Acquisition Expenses
Funds from operations	$5,584	$357	$9,665	$683
Add:
Acquisition expenses	3,967	1,097	9,633	2,416
Less:
Noncontrolling interest	-	(188)	-	(632)
FFO adjusted for acquisition expenses	$9,551	$1,266	$19,298	$2,467

Calculation of Modified Funds from Operations
FFO adjusted for acquisition expenses	$9,551	$1,266	$19,298	$2,467
Add:
Net amortization of above- and below-market leases	127	62	465	337
Less:
Straight-line rental income	(587)	(164)	(1,135)	(286)
Amortization of market debt adjustment	(371)	(69)	(830)	(82)
Change in fair value of derivative	(45)	-	(55)	-
Noncontrolling interest	79	59	194	(1)
Modified funds from operations (MFFO)	$8,754	$1,154	$17,937	$2,435

Weighted-average common shares outstanding - basic and diluted	79,796,551	6,928,167	45,207,554	4,935,127
Net loss per share - basic and diluted	$(0.02)	$(0.15)	$(0.14)	$(0.43)
FFO per share - basic and diluted	$0.07	$0.05	$0.21	$0.14
FFO adjusted for acquisition expenses per share - basic and diluted	$0.12	$0.18	$0.43	$0.50
MFFO per share - basic and diluted	$0.11	$0.17	$0.40	$0.49

Distributions

During the three months ended September 30, 2013, gross distributions paid were $10.8 million with $5.3 million being reinvested through the DRP for net cash distributions of $5.5 million. During the nine months ended September 30, 2013, gross distributions paid were $17.9 million with $8.5 million being reinvested through the DRP for net cash distributions of $9.4 million. There were gross distributions of $5.4 million accrued and payable as of September 30, 2013.

Distributions for the nine months ended September 30, 2013 accrued at an average daily rate of $0.00183440 per share of common stock.   Distributions for the nine months ended September 30, 2012 accrued at an average daily rate of $0.00178082 per share of common stock.  Our net loss attributable to stockholders for the nine months ended September 30, 2013 was $6.2 million, and net cash provided by operating activities was $16.0 million.  Distributions paid of $17.9 million during the nine months ended September 30, 2013 were funded from our cash provided by operating activities and borrowings.  Our cumulative gross distributions and net loss attributable to stockholders from inception through September 30, 2013 are $22.5 million and $12.7 million, respectively.  We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash provided by operating activities, advances from the Sub-Advisor, and borrowings.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2013. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We hedge a portion of our exposure to interest rate fluctuations through the utilization of an interest rate swap in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions are determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  Because we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.  As of September 30, 2013, we were party to an interest rate swap agreement that effectually fixed the variable interest rate on up to $50.0 million of our secured credit facility at 3.05%.

As of September 30, 2013, we have not fixed the interest rates for $78.4 million of our variable rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the fair market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage-point change in interest rates on the outstanding balance of variable-rate debt at September 30, 2013 would result in approximately $0.8 million of additional interest expense. We had no other outstanding interest rate contracts as of September 30, 2013.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2013, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

Our organizational documents permit us to pay distributions from any source without limit. If we fund distributions from financings or the net proceeds from our public offering, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and your overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and other expenses, which could increase our operating costs. We may also fund such distributions from advances or contributions from our sponsors or from any deferral or waiver of fees by our advisor and sub-advisor. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.  For the nine months ended September 30, 2013, we paid distributions of approximately $17.9 million, including distributions reinvested through our dividend reinvestment plan, and our GAAP cash flows from operations were approximately $16.0 million. Distributions for the nine months ended September 30, 2013 in excess of GAAP cash flows from operations were funded from borrowings.  For the year ended December 31, 2012, we paid distributions of approximately $3.7 million, including distributions reinvested through our dividend reinvestment plan, and our GAAP cash flows from operations were approximately $4.0 million.

Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

As of September 30, 2013, we have $78.4 million of variable rate debt obligations, the interest rate of which has not been fixed by an interest rate swap. Because we have such variable rate debt obligations, increases in interest rates would increase our interest costs and would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)          We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the nine months ended September 30, 2013.

b)        On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering our initial public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933, as amended. We commenced our public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We are offering 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers, on a “best efforts” basis. The 30,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $285.0 million, or $9.50 per share.  On June 24, 2013, we filed a Registration Statement on Form S-11 (File No. 333-189548) to register a follow-on offering of 27,500,000 shares of common stock. We do not expect to register any shares in our follow-on offering that would cause the total shares registered by us in our current offering and the follow-on offering, in the aggregate, to exceed the $1.785 billion initial aggregate registration amount of our current offering. We currently intend to continue offering shares of common stock in our initial offering until the earlier of (i) the sale of all $1.5 billion of shares in the primary offering, (ii) February 7, 2014, or (iii) the date the registration statement relating to our proposed follow-on offering is declared effective by the SEC. We may sell shares under the dividend reinvestment plan beyond the termination of the primary portion of our initial public offering until we have sold all the shares under the plan. As of September 30, 2013, we had issued a total of 107,829,456 shares of common stock including 1,049,086 shares issued through the dividend reinvestment plan, generating gross cash proceeds of $1.068 billion, since our inception.

As of September 30, 2013, we have incurred the following cumulative offering costs in connection with the issuance and distribution of the registered securities (in thousands):

Offering Costs
Offering costs to related parties	$52,540
Offering costs to non-related parties	66,655

Total	$119,195

From the commencement of our ongoing initial public offering through September 30, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $948.4 million, including net offering proceeds from our dividend reinvestment plan of $10.0 million.

We have used, and expect to continue to use, substantially all of the net proceeds from our ongoing initial public offering to invest primarily in grocery-anchored neighborhood and community shopping centers throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share repurchase program, capital expenditures, tenant improvement costs, and other funding obligations. As of September 30, 2013, we have used the net proceeds from our ongoing primary public offering, contributions from noncontrolling interests of $50.0 million and debt financing to purchase $853.4 million in real estate and to pay $14.4 million of acquisition fees and expenses.

c)          During the quarter ended September 30, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2013	5,242	$10.00	5,242	(3)
August 2013	10,442	$9.98	10,442	(3)
September 2013	5,400	$9.54	5,400	(3)

(1)        All purchases of our equity securities by us in the three months ended September 30, 2013 were made pursuant to our share repurchase program.

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

(b)     Not applicable.

Item 4.        Mine Safety Disclosures

                     Not Applicable

Item 5.        Other Information

(a)           On November 7, 2013, Ronald K. Kirk notified our board of directors of his resignation as a member of the board of directors. Mr. Kirk joined the board of directors in July 2010 and served as a member of the audit committee and the conflicts committee. Mr. Kirk’s decision to resign was not the result of any disagreement with us.

      On November 8, 2013, the board of directors appointed Stephen R. Quazzo to serve as a member of the board of directors, effective immediately. Mr. Quazzo will serve as a member of the audit committee and the conflicts committee.  Mr. Quazzo, 53, is co-founder and Chief Executive Officer of Pearlmark Real Estate Partners, L.L.C.  From 1991 to 1996, Mr. Quazzo served as President of Equity Institutional Investors, Inc., a subsidiary of investor Sam Zell’s private holding company, Equity Group Investments, Inc.  Mr. Quazzo was responsible for raising equity capital and performing various portfolio management services in connection with the firm’s real estate investments, including institutional opportunity funds and public REITs.  Prior to joining the Zell organization, Mr. Quazzo was in the Real Estate Department of Goldman, Sachs & Co., where he was a Vice President responsible for the firm’s real estate investment banking activities in the midwest.  Mr. Quazzo holds undergraduate and MBA degrees from Harvard University, where he serves on the Board of Dean’s Advisors for the business school.  He is a member and past trustee of the Urban Land Institute, a member of the Pension Real Estate Association, and is a licensed real estate broker in Illinois.  In addition, Mr. Quazzo serves as a director of Starwood Hotels & Resorts (NYSE: HOT) and is an Investment Committee member of the Chicago Symphony Orchestra endowment and pension plans.  Mr. Quazzo has served as a Trustee of The Latin School of Chicago since 2001 and since 1994 has been a Chicago Advisory Board member of City Year, a national service organization.

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity; and (iv) Condensed Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: November 8, 2013	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer

Date: November 8, 2013	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer, Secretary and Treasurer