Form 10-K
period 2013-12-31
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2014-03-13
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

 (Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑
Aggregate market value of the voting stock held by non-affiliates: There is no established public market for the registrant's shares of common stock. The registrant has made an initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-164313), in which shares were sold at $10.00 per share, with discounts available for certain categories of purchasers. The registrant ceased offering shares of its common stock in its primary offering on February 7, 2014. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $540.6 million, which represents the aggregate purchase price paid for such common stock.
As of February 28, 2014, there were 176,938,992 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
FORM 10-K
2013

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Phillips Edison—ARC Shopping Center REIT Inc. (“Phillips Edison—ARC Shopping Center REIT,” “we,” the “Company,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009, and has elected to be taxed as a real estate investment trust (“REIT”). Substantially all of our business is conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

On January 13, 2010, we filed a registration statement on Form S‑11 with the SEC to offer a maximum of 180 million shares of common stock for sale to the public, of which 150 million shares were registered in our primary offering and 30 million shares were registered under our dividend reinvestment plan (the “DRP”). The SEC declared our registration statement effective on August 12, 2010. On November 19, 2013, we reallocated 26.5 million shares from the DRP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated approximately 2.7 million unsold shares from the primary offering to the DRP. We continue to offer up to approximately 6.2 million shares of common stock under the DRP.

As of December 31, 2013, we had issued a total of 175,689,995 shares of common stock, including 2,126,348 shares issued through the DRP, generating gross cash proceeds of $1.74 billion, since our inception. As of December 31, 2013, there were 175,594,613 shares of our common stock outstanding, which is net of 95,382 shares repurchased from stockholders pursuant to our share repurchase program.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by AR Capital LLC (formerly American Realty Capital II, LLC) (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”), and Michael Phillips and Jeffrey Edison. pursuant to a sub-advisory agreement between the Advisor and the Sub-advisor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.  As of December 31, 2013, we owned fee simple interests in 83 real estate properties acquired from third parties unaffiliated with us, the Advisor or the Sub-advisor.

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “CBRE Investor”). The joint venture was in the form of PECO-ARC Institutional Joint Venture I., L.P., a Delaware limited partnership (the “Joint Venture”). We serve as the general partner and manage the operations of the Joint Venture. Prior to year end, we indirectly held a 54% interest in the Joint Venture, and the CBRE Investors held the remaining 46% interest.  We contributed approximately $58.7 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture, and the CBRE Investors contributed $50.0 million in cash. On December 31, 2013, we acquired the 46% interest in the Joint Venture previously owned by the CBRE Investors for a purchase price of $57.0 million. As a result, we owned 100% of the Joint Venture as of December 31, 2013. Prior to December 31, 2013, we owned a 54% interest in 20 of our real estate properties through the Joint Venture.

Segment Data

We internally evaluate the operating performance of our portfolio of properties and do not differentiate properties by geography, size or type. Each of our investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any other segment disclosures in 2013.

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

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally enjoy significant competitive advantages that result from, among other things, enhanced operating efficiencies.

Economic Dependency

We are dependent on the Advisor, the Sub-advisor, Phillips Edison & Company, Ltd. (the “Property Manager”) and their respective affiliates for certain services that are essential to us, including asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that any of the above-mentioned affiliates are unable to provide such services, we would be required to find alternative service providers.

Employees

We do not have any employees. In addition, all of our executive officers are officers of Phillips Edison & Company or one or more of its affiliates and will be compensated by those entities, in part, for their service rendered to us. We do not separately compensate our executive officers for their service as officers.

The employees of Phillips Edison- or AR Capital-affiliated entities perform substantially all of the services related to our company. The expenses related to providing these services are charged to us based on time spent by these employees while providing services to us, excluding those acquisition, disposition, property management, asset management, financing, and other services that are covered under separate fees charged to us. Our sponsors have not charged us for employee-related expenses other than expenses incurred in connection with our offering. The employee-related expenses related to offering costs charged to us for the years ended December 31, 2013 and December 31, 2012 were $11.2 million and $0, respectively.

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

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 AM to 3:00 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing your shares. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon 30 days’ notice. Further, the share repurchase program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price of such shares. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

We currently have substantial uninvested proceeds raised from our initial public offering, which we are seeking to invest on attractive terms. If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends primarily upon the performance of the Sub- advisor, acting on behalf of the Advisor, with respect to the acquisition of our investments. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. We currently have substantial uninvested proceeds raised from our initial public offering, which we are seeking to invest on attractive terms. The large amount of proceeds raised in our primary offering increases the risk that we will be unable to invest all of the proceeds promptly on attractive terms. Even if we can invest our offering proceeds on attractive terms, if such proceeds are not invested promptly, our operations may suffer because we will continue to pay distributions to our stockholders at a 6.7% annualized rate while earning de minimis interest income on our offering proceeds. We can give no assurance that the Sub-advisor, acting on behalf of the Advisor, will be successful in obtaining suitable investments on financially attractive terms or that our objectives will be achieved. If we are unable to find suitable investments promptly, we will hold the proceeds from our offerings in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate or pay a special dividend. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions, and we may not be able to meet our investment objectives.

We have a limited operating history, and neither the Advisor nor the Sub-advisor has any prior operating history or any previous experience operating a public company, which makes our future performance difficult to predict.

We have a limited operating history and as of December 31, 2013, we owned interests in 83 real estate investments. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of the Advisor or affiliates of the Sub-advisor.

The Advisor and the Sub-advisor have limited operations as of the date of this report. Because previous Phillips Edison-sponsored programs were conducted through privately held entities, they were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that apply to us. Our executive officers and directors have limited experience managing public companies. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance, and you should not assume that it will be similar to the prior performance of other Phillips Edison- or AR Capital-sponsored programs. Our lack of an extensive operating history, the Advisor’s and the Sub-advisor’s lack of prior experience operating a public company, the differences between us and the private Phillips Edison-sponsored programs and our AR Capital sponsor’s limited experience in connection with investments of the type to be made by us significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’ overall returns may be reduced.

Our organizational documents permit us to pay distributions from any source without limit. If we fund distributions from financings or the net proceeds from the issuance of securities, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and our stockholders’ overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and other expenses, which could increase our operating costs. We may also fund such distributions from advances or contributions from our sponsors or from any deferral or waiver of fees by our advisor and sub-advisor. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.  For the year ended December 31, 2013, we paid distributions of $38.0 million, including distributions reinvested through our dividend reinvestment plan, and our cash flows from operations under accounting principles generally accepted in the United States (“GAAP”) were $18.5 million. For the year ended December 31, 2012, we paid distributions of $3.7 million, including distributions reinvested through our dividend reinvestment plan, and our GAAP cash flows from operations were $4.0 million.

Because the offering price in the DRP exceeds our net tangible book value per share, investors in the DRP will experience immediate dilution in the net tangible book value of their shares.

We are currently offering shares in the DRP at $9.50 per share. Our net tangible book value is a rough approximation of value calculated simply as gross book value of real estate assets plus cash and cash equivalents minus total liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, excluding accumulated depreciation and amortization of real estate investments, (ii) cumulative distributions in excess of our earnings, (iii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (iv) the fees and expenses paid to the Advisor and the Sub-advisor in connection with the selection, acquisition, and management of our investments and (v) general and administrative expenses. As of December 31, 2013, our net tangible book value per share was $8.34. The offering price for shares in the DRP was not established on an independent basis and bears no relationship to the net value of our assets.

Continued disruptions in the financial markets and slow economic growth could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.

Despite improved access to capital for companies, the capital and credit markets continue to be subject to volatility and disruption. The health of the global capital markets remains a concern. The banking industry has experienced improved earnings and is better capitalized, but the relatively low-growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. Lenders continue to work with borrowers to amend, extend and refinance existing loans; however, as more loans reach maturity, there is the potential for credit losses. The FDIC’s list of troubled financial institutions is still quite large, and the threat of more bank closings will continue to weigh on the financial markets.

Looking forward, it is unclear whether mortgage delinquencies have peaked and if there is refinancing capacity for maturities. We have relied on debt financing to finance our properties. As a result of the uncertainties in the credit markets, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets.

Further disruptions in the financial markets and slow economic growth could adversely affect the values of our investments. Previous turmoil in the capital markets constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and lower property values. Furthermore, a decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:

•	the values of our investments in grocery-anchored shopping centers could decrease below the amounts paid for such investments; and

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

We may change our targeted investments without stockholder consent.

We expect to allocate at least 90.0% of our portfolio to investments in well-occupied, grocery-anchored neighborhood and community shopping centers leased to a mix of national, creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. We intend to allocate no more than 10.0% of our portfolio to other real estate properties and real estate-related loans and securities such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our noncontrolling equity investments in other public companies to exceed 5.0% of our portfolio. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Because we are dependent upon the Advisor, the Sub-advisor and their affiliates to conduct our operations, any adverse changes in the financial health of the Advisor, the Sub-advisor or their affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investments.

We are dependent on the Sub-advisor, which is responsible for our day-to-day operations and is primarily responsible for the selection of our investments on behalf of the Advisor, and on the Advisor, which must jointly approve certain major decisions with the Sub-advisor. We are also dependent on the Property Manager to manage our portfolio of real estate assets. Neither the Advisor nor the Sub-advisor had any previous operating history prior to serving as our Advisor and Sub-advisor, and they depend upon the fees and other compensation that they receive from us in connection with the purchase, management and sale of assets to conduct their operations. Any adverse changes in the financial condition of the Advisor, the Sub-advisor, the Property Manager or certain of their affiliates or in our relationship with them could hinder their ability to successfully manage our operations and our portfolio of investments.

The loss of or the inability to obtain key real estate professionals at the Advisor and the Sub-advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Nicholas Schorsch and William Kahane at the Advisor, and Jeffrey S. Edison, our Chief Executive Officer and the Chairman of our Board of Directors, John B. Bessey, our Co-President and Chief Investment Officer, R. Mark Addy, our Co-President and Chief Operating Officer, and Devin I. Murphy, our Chief Financial Officer, at the Sub-advisor. We do not have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Advisor’s, the Sub-advisor’s, and their respective affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and the Advisor, the Sub-advisor and their respective affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms, as needed, that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures.
Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

The occurrence of cyber incidents, or a deficiency in our cybersecurity or the cybersecurity of our Advisor or Sub-advisor, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

The Advisor and Sub-advisor and their respective affiliates receive substantial fees from us. These fees could influence the Advisor’s and Sub-advisor’s advice to us as well as their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with affiliates of our AR Capital sponsor, including the advisory agreement;

•	the continuation, renewal or enforcement of our agreements with Phillips Edison and its affiliates, including the property management agreement;

•	the continuation, renewal or enforcement of the Advisor’s agreements with the Sub-advisor and their respective affiliates, including the sub-advisory agreement;

•	public offerings of equity by us, which will likely entitle the Advisor and the Sub-advisor to increased acquisition fees and asset-management compensation;

•	sales of properties and other investments to third parties, which entitle the Advisor and the Sub-advisor to disposition fees and possible subordinated incentive fees;

•	acquisitions of properties and other investments from other Phillips Edison- or AR Capital-sponsored programs;

•
acquisitions of properties and other investments from third parties, which entitle the Advisor and the Sub-advisor to acquisition and asset-management compensation and loan originations to third parties;

•
borrowings to acquire properties and other investments and to originate loans, which borrowings increase the acquisition fees, debt financing fees, and asset-management compensation payable to the Advisor and the Sub-advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Advisor and the Sub-advisor to a subordinated incentive listing fee; and

•	whether and when we seek to sell the company or its assets, which sale could entitle the Advisor and the Sub-advisor to a subordinated participation in net sales proceeds.

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

The management of multiple REITs, especially REITs in the development stage, by the officers of the Advisor and Sub-advisor may significantly reduce the amount of time the officers of the Advisor and Sub-advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.

The officers of the Advisor are part of the senior management or are key personnel of several other AR Capital-sponsored REITs and their advisors. The officers of the Sub-advisor are part of the senior management or are key personnel of one other Phillips Edison-sponsored REIT and its sub-advisor. Some of these REITs have registration statements that are not yet effective and are in the development phase, while others have registration statements that became effective in the past three years. As a result, such REITs will have concurrent and/or overlapping acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our AR Capital sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of the officers of the Advisor and Sub-advisor will face may delay the investment of our offering proceeds due to the competing time demands and generally cause our operating results to suffer.

Our sponsors face conflicts of interest relating to the acquisition of assets and leasing of properties, and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment returns.

We rely on our sponsors and the executive officers and other key real estate professionals at the Advisor and Sub-advisor to identify suitable investment opportunities for us, with the Sub-advisor having primary responsibility for identifying suitable investments for us on behalf of the Advisor. Our individual AR Capital and Phillips Edison sponsors and several of the other key real estate professionals of the Advisor and Sub-advisor are also the key real estate professionals at our entity sponsors and their other public and private programs. Many investment opportunities that are suitable for us may also be suitable for other Phillips Edison- or AR Capital-sponsored programs. Generally, until such time as we have substantially committed to the investment of the proceeds from our initial public offering, the Advisor and Sub-advisor will not pursue any opportunity to acquire any real estate properties or real estate-related loans and securities that are directly competitive with our investment strategies, unless and until the opportunity is first presented to us, subject to certain exceptions. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase real estate or any significant asset related to real estate unless the Advisor or Sub-advisor has recommended the investment to us. Thus, the executive officers and real estate professionals of the Advisor and Sub-advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.

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

Under our advisory agreement, the Advisor and Sub-advisor or their affiliates will be entitled to fees that are structured in a manner intended to provide incentives to the Advisor and Sub-advisor to perform in our best interests and in the best interests of our stockholders. However, because neither the Advisor, the Sub-advisor nor any of their affiliates maintain a significant equity interest in us and are entitled to receive certain minimum compensation regardless of performance, the interests of the Advisor and Sub-advisor are not wholly aligned with those of our stockholders. In that regard, the Advisor and Sub-advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle the Advisor and Sub-advisor to fees. In addition, the Advisor’s and Sub-advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in the Advisor and Sub-advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor and Sub-advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement will require us to pay a performance-based termination fee to the Advisor and Sub-advisor or their affiliates if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such termination, in respect of their participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor and Sub-advisor or their affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor and Sub-advisor. For a more detailed discussion of the fees payable to the Advisor, Sub-advisor and their affiliates in connection with the management of our company, see Note 11 to the consolidated financial statements.

Our sponsors, our officers, the Advisor, the Sub-advisor and the real estate and other professionals assembled by the Advisor and Sub-advisor face competing demands relating to their time, and this may cause our operations and our stockholders’ investment to suffer.

We rely on the Sub-advisor, acting on behalf of the Advisor, for the day-to-day operation of our business. In addition, the Sub-advisor has the primary responsibility for the selection of our investments on behalf of the Advisor. The Advisor and Sub-advisor work jointly to make major decisions affecting us, all under the direction of our board of directors. The Advisor and Sub-advisor rely on our sponsors and their respective affiliates to conduct our business. Mr. Edison is a principal of Phillips Edison and the affiliates that manage the assets of the other Phillips Edison-sponsored programs. Similarly, our individual AR Capital sponsors are key executives in other AR Capital-sponsored programs. As a result of their interests in other Phillips Edison- or AR Capital-sponsored programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other Phillips Edison- or AR Capital-sponsored programs and other business activities in which they are involved. Should the Advisor or Sub-advisor breach its fiduciary duties to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments and the value of our stockholders’ investments may decline.

The Advisor and Sub-advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our sponsors, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

If approved by a majority of our board of directors, including a majority of our independent directors not otherwise interested in the transaction, we may enter into joint venture agreements with other sponsor-affiliated programs or entities for the acquisition, development or improvement of properties or other investments. All of our executive officers, some of our directors and the key real estate professionals assembled by the Advisor and Sub-advisor are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interest in the Advisor, the Sub-advisor, or other sponsor-affiliated entities. These persons will face conflicts of interest in determining which sponsor-affiliated program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the sponsor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a sponsor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The sponsor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to the detriment of us and our stockholders.

All of our executive officers, some of our directors and the key real estate and other professionals assembled by the Advisor and Sub-advisor face conflicts of interest related to their positions or interests in affiliates of our sponsors, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors and the key real estate and other professionals assembled by the Advisor and Sub-advisor are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in the Advisor, the Sub-advisor, or other sponsor-affiliated entities. Through our AR Capital sponsor’s affiliates, some of these persons work on behalf of AR Capital-sponsored programs that are currently raising capital publicly or are in registration to raise capital publicly. Through our Phillips Edison sponsor’s affiliates, some of these persons work on behalf of other Phillips Edison-sponsored private programs. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of the Advisor or Sub-advisor, (e) compensation to the Advisor or Sub-advisor, and (f) our relationship with the Advisor, Sub-advisor, and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Risks Related to Our Corporate Structure

We may use the most recent price paid to acquire a share in our initial public or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when the Advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

To assist FINRA members and their associated persons that participated in our initial public offering, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the Advisor estimated the value of our common shares as $10.00 per share as of December 31, 2013. The basis for this valuation is the fact that the offering price of our shares of common stock in our initial public offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). The Advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for up to 18 months. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.)

Although this initial estimated value represents the most recent price at which most investors were willing to purchase shares in our initial public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of the our assets because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets and ignores the payment of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, an independent firm we choose for that purpose will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

The actual value of shares that we repurchase under our share repurchase program may be substantially less than what we pay.

Under our share repurchase program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death, qualifying disability or determination of incompetence. The maximum price that may be paid under the program is $10.00 per share, which was the offering price of our shares of common stock in the primary portion of our initial public offering (ignoring purchase price discounts for certain categories of purchasers). Although this initial estimated value represents the most recent price at which most investors were willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay, and the repurchase may be dilutive to our remaining stockholders.

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

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

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

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may amend our charter to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After our investors purchased shares in our initial public offering, our board may elect to (1) sell additional shares in the DRP and future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of the Advisor or Sub-advisor or any of their affiliates, (4) issue shares to the Advisor or Sub-advisor, or its successors or assigns, in payment of an outstanding fee obligation or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after our investors have purchased shares in our offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

Payment of fees to the Advisor, the Sub-advisor and their respective affiliates reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investments in our shares.

The Advisor, the Sub-advisor and their respective affiliates perform or performed services for us in connection with the sale of shares in our initial public offering, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We currently pay or have paid them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investments and reduces the amount of cash available for investment or distribution to stockholders. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed‑upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter.

Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the price paid by our stockholders to purchase shares in our initial public offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases, we may agree to make improvements to their space as part of our negotiation. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources, beyond our funds from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of your investment.

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

We depend upon tenants for revenue. Rising vacancies across commercial real estate result in increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. A property may incur vacancies either by the expiration of a tenant lease, the continued default of a tenant under its lease or the early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In order to maintain tenants, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. In addition, if we are unable to attract additional or replacement tenants, the resale value of the property could be diminished, even below our cost to acquire the property, because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investments.

Retail conditions may adversely affect our base rent and subsequently, our income.

Some of our leases provide for base rent plus contractual base rent increases. A number of our retail leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases that contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase.

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

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, may decide not to renew its lease, or may decide to cease its operations at the retail center but continue to pay rent. Any of these events could result in a reduction or cessation in rental payments to us and could adversely affect our financial condition. A lease termination or cessation of operations by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant terminates its lease or ceases its operations at that shopping center. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

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

Long-term leases do not typically allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. Such circumstances would adversely affect our revenues and funds available for distribution.

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

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties on the terms that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investments. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.

We have acquired, and may continue to acquire or finance, properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of lenders. We currently own properties, and may acquire additional properties in the future, that are subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

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

Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We have invested in major metropolitan areas. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.

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

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. We have cash and cash equivalents and restricted cash and investments deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.

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

We may make equity investments in other REITs and other real estate companies. If we make such investments, we will target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our noncontrolling equity investments in other public companies to exceed 5.0% of our portfolio. Our investments in real estate-related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this report.

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

We have obtained, and are likely to continue to obtain, lines of credit and other long-term financing that are secured by our properties and other assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets without conflicts committee approval. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to limit our total liabilities to 75.0% of the aggregate cost of our investments before non-cash reserves and depreciation. We may borrow in excess of these amounts if such excess is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

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

We may not be able to access financing or refinancing sources on attractive terms, which could adversely affect our ability to execute our business plan.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage or replace the Advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

Our derivative financial instruments that we use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investment.

We use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75.0% or 95.0% REIT income test.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We have financed certain of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

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

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and decrease the value of your investment.

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

We operate in a manner that is intended to allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of U.S. federal income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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

We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

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

If we pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

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

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. From the commencement of our initial public offering until up to 18 months have passed without a sale in a “public equity offering” of our common stock, we expect to use the gross offering price of a share of common stock in our most recent offering as the per share estimated value. For purposes of this definition, we will not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

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

If you invested in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.

If you established an IRA or other retirement plan through which you invested in our shares, federal law may require you to withdraw required minimum distributions ("RMDs") from such plan in the future. Our share repurchase program limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. Additionally, you will not be eligible to have your shares repurchased until you have held your shares for at least one year. As a result, you may not be able to have your shares repurchased at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to have your shares repurchased, such repurchase may be at a price less than the price at which the shares were initially purchased, depending on how long you have held your shares. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

Real Estate Investments

Below are the statistical highlights of our portfolio of properties as of December 31, 2013:

Number of properties	83
Number of states	23
Weighted-average capitalization rate(1)	7.5%
Total acquisition purchase price (in thousands)	$1,220,596
Total rentable square feet	8,758,138
Leased %	94.7%
Average remaining lease term in years	6.4

(1)
The capitalization rate is calculated by dividing the annualized net operating income, inclusive of straight-line rental income, of a property as of the date of acquisition by the purchase price of the property.

As of December 31, 2013, we owned 83 properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor. The following table presents information regarding each of our properties as of December 31, 2013 (dollars in thousands). For additional portfolio information, refer to “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Property Name	Location	Anchor	Date Acquired	Contract Purchase Price(1)	Rentable Square Footage	Average Remaining Lease Term in Years	% Leased
Lakeside Plaza	Salem, VA	Kroger	12/10/2010	$8,750	82,798	4.3	100.0%
Snow View Plaza	Parma, OH	Giant Eagle	12/15/2010	12,300	100,460	5.6	97.0%
St. Charles Plaza	Haines City, FL	Publix	6/10/2011	10,100	65,000	9.8	92.6%
Centerpoint	Easley, SC	Publix	10/14/2011	6,850	72,287	9.3	96.7%
Southampton Village	Tyrone, GA	Publix	10/14/2011	8,350	77,956	7.6	96.2%
Burwood Village Center	Glen Burnie, MD	Food Lion	11/9/2011	16,600	105,834	6.0	100.0%
Cureton Town Center	Waxhaw, NC	Harris Teeter(2)	12/29/2011	13,950	84,357	9.3	100.0%
Tramway Crossing	Sanford, NC	Food Lion	2/23/2012	5,500	62,382	2.5	95.9%

Property Name	Location	Anchor	Date Acquired	Contract Purchase Price(1)	Rentable Square Footage	Average Remaining Lease Term in Years	% Leased
Westin Centre	Fayetteville, NC	Food Lion	2/23/2012	6,050	66,890	2.1	97.0%
The Village at Glynn Place	Brunswick, GA	Publix	4/27/2012	11,350	111,924	6.5	96.2%
Meadowthorpe Shopping Center	Lexington, KY	Kroger	5/9/2012	8,550	87,384	3.2	95.7%
New Windsor Marketplace	Windsor, CO	King Soopers(2)	5/9/2012	5,550	95,877	6.3	93.2%
Vine Street Square	Kissimmee, FL	Walmart(3)	6/4/2012	13,650	120,699	5.5	97.3%
Northtowne Square	Gibsonia, PA	Giant Eagle	6/19/2012	10,575	113,372	7.3	100.0%
Brentwood Commons	Bensenville, IL	Dominick's(4)	7/5/2012	14,850	125,550	5.5	99.1%
Sidney Towne Center	Sidney, OH	Kroger	8/2/2012	4,300	118,360	5.2	100.0%
Broadway Plaza	Tucson, AZ	Sprouts	8/13/2012	12,675	83,612	4.6	96.8%
Richmond Plaza	Augusta, GA	Kroger	8/30/2012	19,500	178,167	4.3	89.5%
Publix at Northridge	Sarasota, FL	Publix	8/30/2012	11,500	65,320	8.5	89.9%
Baker Hill Center	Glen Ellyn, IL	Dominick's(4)	9/6/2012	21,600	135,355	4.1	95.8%
New Prague Commons	New Prague, MN	Coborn's	10/12/2012	10,150	59,948	7.3	100.0%
Brook Park Plaza	Brook Park, OH	Giant Eagle	10/23/2012	10,140	157,459	5.1	94.2%
Heron Creek Towne Center	North Port, FL	Publix	12/17/2012	8,650	64,664	5.5	92.5%
Quartz Hill Towne Centre	Lancaster, CA	Vons(4)	12/26/2012	20,970	110,306	3.6	94.6%
Hilfiker Square	Salem, OR	Trader Joe's	12/28/2012	8,000	38,558	7.3	100.0%
Village One Plaza	Modesto, CA	Raley's	12/28/2012	26,500	105,658	13.1	90.3%
Butler Creek	Acworth, GA	Kroger	1/15/2013	10,650	95,597	3.5	95.5%
Fairview Oaks	Ellenwood, GA	Kroger	1/15/2013	9,300	77,052	2.8	97.6%
Grassland Crossing	Alpharetta, GA	Kroger	1/15/2013	9,700	90,906	6.0	89.9%
Hamilton Ridge	Buford, GA	Kroger	1/15/2013	11,800	90,996	6.6	87.4%
Mableton Crossing	Mableton, GA	Kroger	1/15/2013	11,500	86,819	3.2	100.0%
The Shops at Westridge	McDonough, GA	Publix	1/15/2013	7,550	66,297	9.4	74.7%
Fairlawn Town Centre	Fairlawn, OH	Giant Eagle	1/30/2013	42,200	347,255	6.0	97.9%
Macland Pointe	Marietta, GA	Publix	2/13/2013	9,150	79,699	2.9	92.8%
Kleinwood Center	Spring, TX	H-E-B	3/21/2013	32,535	148,863	7.2	97.4%
Murray Landing	Irmo, SC	Publix	3/21/2013	9,920	64,359	7.0	100.0%
Vineyard Center	Tallahassee, FL	Publix	3/21/2013	6,760	62,821	8.1	84.7%
Lutz Lake Crossing	Lutz, FL	Publix	4/4/2013	9,800	64,986	6.5	98.3%
Publix at Seven Hills	Spring Hill, FL	Publix	4/4/2013	8,500	72,590	2.6	90.6%
Hartville Centre	Hartville, OH	Giant Eagle	4/23/2013	7,300	108,412	5.8	77.7%
Sunset Center	Corvallis, OR	Safeway	5/31/2013	24,900	164,796	5.6	95.4%
Savage Town Square	Savage, MN	Cub Foods(5)	6/19/2013	14,903	87,181	8.1	100.0%
Northcross	Austin, TX	Walmart(3)	6/24/2013	61,500	280,243	14.5	95.4%
Glenwood Crossing	Kenosha, WI	Pick 'n Save	6/27/2013	12,822	87,504	13.3	97.5%
Pavilions at San Mateo	Albuquerque, NM	Walmart(3)	6/27/2013	28,350	149,287	4.5	95.5%
Shiloh Square	Kennesaw, GA	Kroger	6/27/2013	14,500	139,720	3.9	80.4%
Boronda Plaza	Salinas, CA	Food 4 Less	7/3/2013	22,700	93,071	6.3	98.0%
Rivergate	Macon, GA	Publix	7/18/2013	32,354	207,567	5.8	84.0%
Westwoods Shopping Center	Arvada, CO	King Soopers(2)	8/8/2013	14,918	90,855	6.0	92.8%
Paradise Crossing	Lithia Springs, GA	Publix	8/13/2013	9,000	67,470	5.1	93.8%
Contra Loma Plaza	Antioch, CA	Save Mart	8/19/2013	7,250	74,616	4.3	83.5%
South Oaks Plaza	St. Louis, MO	Shop 'n Save(5)	8/21/2013	9,500	112,300	10.7	100.0%
Yorktown Centre	Erie, PA	Giant Eagle	8/30/2013	21,400	196,728	4.6	100.0%
Stockbridge Commons	Fort Mill, SC	Harris Teeter(2)	9/3/2013	15,250	99,473	5.2	97.1%
Dyer Crossing	Dyer, IN	Jewel-Osco	9/4/2013	18,500	95,083	7.0	93.5%
East Burnside Plaza	Portland, OR	QFC(2)	9/12/2013	8,643	38,363	5.7	100.0%
Red Maple Village	Tracy, CA	Raley's	9/18/2013	31,140	97,591	10.6	100.0%
Crystal Beach Plaza	Palm Harbor, FL	Publix	9/25/2013	12,100	59,015	12.6	82.9%
CitiCentre Plaza	Carroll, IA	Hy-Vee	10/2/2013	3,750	63,518	3.5	87.7%

Property Name	Location	Anchor	Date Acquired	Contract Purchase Price(1)	Rentable Square Footage	Average Remaining Lease Term in Years	% Leased
Duck Creek Plaza	Bettendorf, IA	Schnuck's	10/8/2013	19,700	134,229	5.8	95.6%
Cahill Plaza	Inver Grove Heights, MN	Cub Foods(5)	10/9/2013	8,350	69,000	2.4	96.0%
Pioneer Plaza	Springfield, OR	Safeway	10/18/2013	11,850	96,027	3.7	89.6%
Fresh Market	Normal, IL	The Fresh Market	10/22/2013	11,750	76,017	5.7	100.0%
Courthouse Marketplace	Virginia Beach, VA	Harris Teeter(2)	10/25/2013	16,050	106,863	8.1	87.0%
Hastings Marketplace	Hastings, MN	Cub Foods(5)	11/6/2013	15,875	97,535	7.2	100.0%
Shoppes of Paradise Lakes	Miami, FL	Publix	11/7/2013	13,450	83,597	4.6	88.0%
Coquina Plaza	Davie, FL	Publix	11/7/2013	23,200	91,120	3.6	100.0%
Butler's Crossing	Watkinsville, GA	Publix	11/7/2013	8,900	75,505	3.6	85.4%
Lakewood Plaza	Spring Hill, FL	Publix	11/7/2013	15,300	106,999	3.5	95.5%
Collington Plaza	Bowie, MD	Giant Foods	11/21/2013	30,146	121,955	7.0	100.0%
Golden Town Center	Golden, CO	King Soopers(2)	11/22/2013	19,015	117,882	4.2	89.1%
Northstar Marketplace	Ramsey, MN	Coborn's	11/27/2013	14,000	96,356	5.7	96.6%
Bear Creek Plaza	Petoskey, MI	Walmart(3)	12/19/2013	25,451	311,894	5.9	100.0%
Flag City Station	Findlay, OH	Walmart(3)	12/19/2013	15,661	245,549	4.0	99.3%
Southern Hills Crossing	Moraine, OH	Walmart(3)	12/19/2013	2,463	10,000	2.5	100.0%
Sulphur Grove	Huber Heights, OH	Walmart(3)	12/19/2013	2,914	20,900	2.6	100.0%
East Side Square	Springfield, OH	Walmart(3)	12/19/2013	1,471	8,400	3.7	100.0%
Hoke Crossing	Clayton, OH	Walmart(3)	12/19/2013	1,718	8,600	3.1	100.0%
Town & Country Shopping Center	Noblesville, IN	Walmart(3)	12/19/2013	26,049	249,833	4.8	100.0%
Sterling Pointe Center	Lincoln, CA	Raley's	12/20/2013	30,775	129,020	8.0	85.4%
Southgate Shopping Center	Des Moines, IA	Hy-Vee	12/20/2013	9,725	161,792	7.1	95.0%
Arcadia Plaza	Phoenix, AZ	Sprouts	12/30/2013	13,479	63,637	4.7	84.2%
Stop & Shop Plaza	Enfield, CT	Stop & Shop	12/30/2013	26,200	124,218	4.2	98.6%

(1)	The contract purchase price excludes closing costs and acquisition costs (in thousands).

(2)	King Soopers, Harris Teeter and QFC are affiliates of Kroger.

(3)
The anchor tenants of Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets. The anchor tenants of Northcross, Bear Creek Plaza, Flag City Station, and Town & Country Shopping Center are Walmart Supercenters. The anchor tenants of Southern Hills Crossing, Sulphur Grove, East Side Square, and Hoke Crossing are Walmart Supercenters; however, we do not own the portion of each of these shopping centers that is leased to a Walmart Supercenter.

(4)
Dominick's and Vons are affiliates of Safeway, Inc. Dominick's vacated both Brentwood Commons and Baker Hill Center on December 29, 2013; however, Dominick's continues to pay rent according to the terms of its leases.

(5)	Cub Foods and Shop 'n Save are affiliates of SUPERVALU Inc.

Lease Expirations and Significant Tenants

The following table lists, on an aggregate basis, all of the scheduled lease expirations after December 31, 2013 over each of the years ending December 31, 2014 and thereafter for our 83 shopping centers.  The table shows the rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

Year	Number of Expiring Leases	Annualized Effective Rent(1)	% of Total Portfolio Annualized Effective Rent	Leased Rentable Square Feet Expiring	% Rentable Square Feet Expiring
2014	198	$7,654	7.8%	540,307	6.5%
2015	176	7,783	7.9%	502,912	6.1%
2016	215	9,713	9.9%	870,488	10.5%
2017	163	9,976	10.2%	875,841	10.6%
2018	191	13,909	14.2%	1,151,439	13.9%
2019	96	9,439	9.6%	831,865	10.0%
2020	36	5,468	5.6%	443,592	5.3%
2021	31	3,467	3.5%	391,502	4.7%
2022	23	4,648	4.7%	472,813	5.7%
2023	42	11,270	11.5%	946,445	11.4%
Thereafter	73	14,757	15.1%	1,270,055	15.3%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2013 multiplied by 12 months, less any tenant concessions.

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
The following table presents the composition of our portfolio by tenant type as of December 31, 2013 (dollars in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(1)	% of Annualized Effective Rent
Grocery anchor	4,817,802	58.1%	$43,763	44.6%
National & regional (non-grocery)(2)	2,345,946	28.3%	35,910	36.6%
Local (non-grocery)	1,133,511	13.6%	18,411	18.8%
	8,297,259	100.0%	$98,084	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2013 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those non-grocery tenants that operate in at least three states. Regional tenants are defined as those non-grocery tenants that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of December 31, 2013 (dollars in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(1)	% of Annualized Effective Rent
Grocery	4,817,802	58.1%	$43,763	44.6%
Services(2)	1,566,802	18.9%	21,722	22.1%
Retail Stores(2)	1,261,335	15.2%	20,160	20.6%
Restaurant	651,320	7.8%	12,439	12.7%
	8,297,259	100.0%	$98,084	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2013 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of December 31, 2013 (dollars in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Kroger(3)	17	977,946	11.8%	$7,087	7.2%
Publix	19	908,315	10.9%	9,198	9.4%
Walmart(4)	6	767,302	9.2%	3,784	3.9%
Giant Eagle	6	475,760	5.7%	4,355	4.4%
Safeway(5)	5	292,929	3.5%	3,212	3.3%
SUPERVALU(6)	4	273,067	3.3%	2,332	2.4%
Raley's	3	192,998	2.3%	3,418	3.5%
Hy-Vee	2	124,001	1.5%	479	0.5%
Coborn's	2	107,683	1.3%	1,350	1.4%
Food Lion	3	95,665	1.2%	881	0.9%
H-E-B	1	80,925	1.0%	1,210	1.2%
Stop & Shop	1	72,940	0.9%	880	0.9%
Giant Foods	1	64,885	0.8%	922	0.9%
Jewel-Osco	1	64,283	0.8%	808	0.8%
Schnuck's	1	63,706	0.8%	682	0.7%
Sprouts Farmers Market	2	60,951	0.7%	652	0.7%
Food 4 Less	1	58,687	0.7%	1,046	1.1%
Pick n' Save	1	55,000	0.7%	635	0.6%
Save Mart	1	50,233	0.6%	399	0.4%
The Fresh Market	1	17,020	0.2%	230	0.2%
Trader Joe's	1	13,506	0.2%	203	0.2%
	79	4,817,802	58.1%	43,763	44.6%

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations and liquor stores, of which there were 13 as of December 31, 2013.

(2)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2013 multiplied by 12 months, less any tenant concessions.

(3)	King Soopers, Harris Teeter, and QFC are affiliates of Kroger.

(4)
The anchor tenants of Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets. The anchor tenants of Northcross, Bear Creek Plaza, Flag City Station, and Town & Country Shopping Center are Walmart Supercenters.

(5)
Dominick's and Vons are affiliates of Safeway, Inc. Dominick's vacated both Brentwood Commons and Baker Hill Center on December 29, 2013; however, Dominick's continues to pay rent according to the terms of its leases.

(6)	Cub Foods and Shop 'n Save are affiliates of SUPERVALU.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of February 28, 2014, we had 41,535 stockholders of record.

Market Information

Through February 7, 2014, we offered shares of our common stock pursuant to an effective registration statement at an offering price of $10.00 per share in our “best efforts” offering. As of February 28, 2014, we had approximately 176.9 million shares of common stock outstanding, held by a total of 41,535 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to our offering, we sold shares of our common stock to the public in our primary offering at a price of $10.00 per share. We also sold and continue to sell shares at a price of $9.50 per share pursuant to the DRP. Additionally, we provided discounts in our offering for certain categories of purchasers, including volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Until the later of up to 18 months after the termination of the primary portion of our initial public offering or the termination of any subsequent primary offering of our shares, we intend to use the offering price of shares in our most recent offering as the per share net asset value. The estimated value of a share of our common stock is $10.00 per share as of December 31, 2013. This estimated value may be higher than the price at which you could resell your shares because (1) our offering involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts were likely to produce a higher sales price than could otherwise have been obtained, and (2) there is no public market for our shares. Moreover, this estimated value may be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we paid in connection with the issuance of our shares. Beginning up to 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or our company as a whole, whichever valuation method our board of directors determines to be appropriate.

Dividend Reinvestment Plan

We have adopted the DRP, through which stockholders may elect to reinvest an amount equal to the dividends declared on their shares of common stock into shares of our common stock in lieu of receiving cash dividends. Shares may be purchased under the DRP for a price equal to $9.50 per share. Upon our establishment of an estimated value per share that is not based on the price to acquire a share in the primary offering or a follow-on public offering, shares issued pursuant to the DRP will be priced at the estimated value per share of our common stock, as determined by an independent firm chosen for that purpose. We expect to establish an estimated value per share not based on the price to acquire a share in the primary offering or a follow-on public offering upon the completion of our offering stage. We will consider our offering stage complete when we are no longer offering equity securities—whether through the primary portion of our initial public offering or follow-on public offerings—and have not done so for up to 18 months. Participants in the DRP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock. For the year ended December 31, 2013, 1,970,408 shares were issued through the DRP, resulting in proceeds of approximately $18.7 million. For the year ended December 31, 2012, 139,293 shares were issued through the DRP, resulting in proceeds of approximately $1.3 million.

Distribution Information

We pay distributions based on daily record dates, payable monthly in arrears. During the year ended December 31, 2012, our board of directors authorized distributions based on daily record dates for each day during the period from January 1, 2012 through December 31, 2012. During the year ended December 31, 2013, our board of directors authorized distributions based on daily record dates for each day during the period from January 1, 2013 through December 31, 2013. All authorized distributions for each month in 2012 and for January 2013 were equal to a daily amount of $0.00178082 per share of common stock. If this rate were paid each day for a 365-day period, it would equal a 6.5% annualized rate based on a purchase price of $10.00 per share. The authorized distributions for February through December 2013 were equal to a daily amount of

$0.00183562 per share of common stock. If this rate were paid each day for a 365-day period, it would equal a 6.7% annualized rate based on a purchase price of $10.00 per share. During the year ended December 31, 2012, we paid monthly distributions to stockholders that totaled $3.7 million.  During the year ended December 31, 2013, we paid monthly distributions to stockholders that totaled $38.0 million. On January 2, 2014, we paid distributions to stockholders of record for the period from December 1, 2013 to December 31, 2013 in the amount of $9.8 million. On February 3, 2014, we paid distributions to stockholders of record for the period from January 1, 2014 to January 31, 2014 in the amount of $10.0 million. On March 3, 2014, we paid distributions to stockholders of record for the period from February 1, 2014 to February 28, 2014 in the amount of $9.1 million.  All distributions paid to date have been funded by a combination of cash generated through operations, advances from our sub-advisor, borrowings, and offering proceeds.

The tax composition of our distributions declared for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Ordinary Income	30.95%	—%
Return of Capital	69.05%	100.00%
Total	100.00%	100.00%

Use of Initial Public Offering Proceeds

On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering our initial public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933, as amended. We commenced our public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We offered 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers, on a “best efforts” basis. The 30,000,000 shares offered under our dividend reinvestment plan were offered at an aggregate offering price of $285.0 million, or $9.50 per share. On November 19, 2013, we reallocated 26,500,000 shares from the DRP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated approximately 2.7 million unsold shares from the primary offering to the DRP. We continue to offer up to approximately 6.2 million shares of common stock under the DRP.

As of December 31, 2013, we had issued 175,689,995 shares of common stock, including 2,126,348 shares sold through the DRP, generating gross cash proceeds of $1.74 billion and we had repurchased 95,382 shares from stockholders pursuant to our share repurchase program . As of December 31, 2013, we had incurred $109.0 million in selling commissions, all of which was reallowed to participating broker-dealers, $49.9 million in dealer manager fees, $18.0 million of which was reallowed to participating broker-dealers, and $26.2 million of offering costs.

From the commencement of our public offering through December 31, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.55 billion. As of December 31, 2013, we have used the net proceeds from our offerings, combined with debt financing, to purchase $1.22 billion in real estate and to pay $25.0 million of acquisition and origination fees and expenses.

Unregistered Sales of Equity Securities

During 2013, we did not issue any securities that were not registered under the Securities Act.

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

Notwithstanding the above, once we establish an estimated fair value per share of our common stock that is not based on the price to acquire a share in the primary offering or a follow-on public or private offering, the repurchase price per share for all stockholders will be equal to the estimated fair value per share, as determined by the Advisor or another firm chosen for that purpose.

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

For the year ended December 31, 2013, we repurchased 86,003 shares under the share repurchase program for a total of $849,000 or $9.87 per share. For the year ended December 31, 2012, we repurchased 3,749 shares under the share repurchase program for a total of $35,089, or $9.36 per share.   As of December 31, 2013, we recorded a liability of $76,000 representing our obligation to repurchase 8,072 shares of common stock submitted for repurchase during the year ended December 31, 2013 but not yet repurchased. As of December 31, 2012, there were no additional shares eligible for repurchase that were tendered for repurchase and had not yet been repurchased.

All of the shares that we repurchased pursuant to our share repurchase program during the quarter ended December 31, 2013 are provided below:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of A Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program(3)
October 2013	17,500	$9.96	17,500	(3)
November 2013	—	—	—	(3)
December 2013	9,739	9.51	9,739	(3)

(1)	All purchases of our equity securities by us in the three months ended December 31, 2013 were made pursuant to the share repurchase program.

(2)	We announced the commencement of the share repurchase program on August 12, 2010, and it was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described above.

ITEM 6. SELECTED FINANCIAL DATA

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
As of and for the years ended December 31, 2013, 2012, 2011 and 2010 and the period from
December 3, 2009 (formation) to December 31, 2009
(In thousands, except share and per share amounts)
	2013	2012	2011	2010	2009
Balance Sheet Data:
Investment in real estate assets, net	$1,106,536	$283,858	$69,492	$19,061	$—
Acquired intangible lease assets, net	107,730	20,957	6,799	2,341	—
Cash and cash equivalents	460,250	7,654	6,969	707	200
Other assets	47,011	12,941	1,932	604	943
Total assets	$1,721,527	$325,410	$85,192	$22,713	$1,143
Mortgages and loans payable	$200,872	$159,007	$46,788	$14,695	$—
Notes payable—affiliates	—	—	—	600	—
Accounts payable—affiliates	1,132	3,634	8,395	5,542	943
Other liabilities	49,991	10,498	2,824	719	—
Total liabilities	$251,995	$173,139	$58,007	$21,556	$943
Equity	1,469,532	152,271	27,185	1,157	200
Total liabilities and equity	$1,721,527	$325,410	$85,192	$22,713	$1,143
Operating Data:
Total revenues	$73,165	$17,550	$3,529	$98	$—
Property operating expenses	(11,896)	(2,957)	(631)	(14)	—
Real estate tax expenses	(9,658)	(2,055)	(507)	(18)	—
General and administrative expenses	(4,346)	(1,717)	(845)	(228)	—
Acquisition expenses	(18,772)	(3,981)	(1,751)	(467)	—
Depreciation and amortization	(30,512)	(8,094)	(1,500)	(81)	—
Operating loss	(2,019)	(1,254)	(1,705)	(710)	—
Interest expense	(10,511)	(3,020)	(811)	(38)	—
Other income, net	180	1	—	1	—
Net loss	(12,350)	(4,273)	(2,516)	(747)	—
Net (income) loss attributable to noncontrolling interests	(54)	927	152	—	—
Net loss attributable to Company stockholders	$(12,404)	$(3,346)	$(2,364)	$(747)	$—
Cash Flow Data:
Cash flows provided by operating activities	$18,540	$4,033	$593	$201	$—
Cash flows used in investing activities	$(776,219)	$(198,478)	$(56,149)	$(21,249)	$—
Cash flows provided by financing activities	$1,210,275	$195,130	$61,818	$21,555	$200
Per Share Data:
Net loss per share—basic and diluted	$(0.18)	$(0.51)	$(1.57)	$(4.44)	N/A
Weighted-average distributions per share declared	$0.67	$0.65	$0.65	$0.22	$—
Weighted-average shares outstanding—basic and diluted	70,227,368	6,509,470	1,503,477	168,419	20,000

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

Overview

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009 and has elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010. On January 13, 2010, we filed a registration statement on Form S‑11 with the SEC to offer a maximum of 180 million shares of common stock for sale to the public, of which 150 million shares were registered in our primary offering and 30 million shares were registered under the DRP. The SEC declared our registration statement effective on August 12, 2010. On November 19, 2013, we reallocated 26.5 million shares from the DRP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated approximately 2.7 million unsold shares from the primary offering to the DRP. We continue to offer up to approximately 6.2 million shares of common stock under the DRP.

During the year ended December 31, 2013, we issued 161,879,365 shares of common stock, including 1,970,408 shares issued through the DRP, generating gross cash proceeds of $1.60 billion.  As of December 31, 2013, we had issued 175,689,995 shares of common stock, including 2,126,348 shares issued through the DRP, generating gross cash proceeds of $1.74 billion since the commencement of our initial public offering.

Below are statistical highlights of our portfolio's activities from inception to date and for the properties acquired during the year ended December 31, 2013:

	Cumulative Portfolio through	Property Acquisitions during the Year Ended
	December 31, 2013	December 31, 2013
Number of properties	83	57
Number of states	23	21
Weighted-average capitalization rate(1)	7.5%	7.3%
Total acquisition purchase price (in thousands)	$1,220,596	$913,636
Total square feet	8,758,138	6,267,961
Leased %(2)	94.7%	94.3%
Average remaining lease term in years(2)	6.4	6.5

(1) The capitalization rate is calculated by dividing the annualized net operating income, inclusive of straight-line rental income, of a property as of the date of acquisition by the purchase price of the property.
(2) As of December 31, 2013

Market Outlook—Real Estate and Real Estate Finance Markets

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

According to the Bureau of Economic Analysis, as measured by the U.S. real gross domestic product (“GDP”), the U.S. economy’s growth increased 1.9% in 2013 as compared to 2012, according to preliminary estimates. For 2012, real GDP increased 2.8% compared to 2011. According to the Commerce Department, the real GDP deceleration in 2013 primarily reflected a decrease in nonresidential investment and further reductions in federal government spending partly offset by decelerations in both imports and the reductions in state and local government spending. The increase in real GDP in 2013 reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, residential fixed investment, and private inventory investment that were partly offset by negative contributions from federal government spending. Although the U.S. GDP has continued to increase, the increases have been far below the historical average annual growth rate.

According to BMO Capital Markets, GDP is expected to grow approximately 2.8% in 2014. The U.S. retail real estate market displayed positive fundamentals in 2013, with vacancy rates continuing to drop and increasing average leasing rates per square foot.

Overall, the improving retail real estate fundamentals along with the improving job creation and personal consumption expenditure data suggest that 2014 should be another year of economic recovery in the U.S. that results in a positive market situation. However, several factors create long-term uncertainty for the sector, including the growth in e-commerce, future interest rate growth, stagnant wages and the general political climate.

The Joint Venture

On September 20, 2011, we entered into the Joint Venture with a group of institutional international investors advised by CBRE Global Multi Manager (each a “CBRE Investor”). We, through an indirectly wholly owned subsidiary, served as the general partner of and owned a 54% interest in the Joint Venture. Each CBRE Investor was a limited partner and they collectively owned a 46% interest in the Joint Venture. On December 31, 2013, we acquired the 46% interest in the Joint Venture previously owned by the CBRE Investors for a purchase price of $57.0 million. As a result, we owned 100% of the Joint Venture as of December 31, 2013.

Results of Operations

Summary of Operating Activities for the Years Ended December 31, 2013 and 2012

(In thousands, except per share amounts)
	2013	2012	$ Change	% Change
Operating Data:
Total revenues	$73,165	$17,550	$55,615	316.9%
Property operating expenses	(11,896)	(2,957)	(8,939)	302.3%
Real estate tax expenses	(9,658)	(2,055)	(7,603)	370.0%
General and administrative expenses	(4,346)	(1,717)	(2,629)	153.1%
Acquisition expenses	(18,772)	(3,981)	(14,791)	371.5%
Depreciation and amortization	(30,512)	(8,094)	(22,418)	277.0%
Operating loss	(2,019)	(1,254)	(765)	61.0%
Interest expense, net	(10,511)	(3,020)	(7,491)	248.0%
Other income, net	180	1	179	17,900.0%
Net loss	(12,350)	(4,273)	(8,077)	189.0%
Net (income) loss attributable to noncontrolling interests	(54)	927	(981)	(105.8)%
Net loss attributable to Company stockholders	$(12,404)	$(3,346)	$(9,058)	270.7%

Net loss per share—basic and diluted	$(0.18)	$(0.51)	$0.33	(64.7)%

We acquired 19 properties during 2012, bringing total properties owned as of December 31, 2012 to 26, and we acquired 57 properties during 2013, bringing total properties owned as of December 31, 2013 to 83.  Unless otherwise discussed below, year-to-year comparative differences for the years ended December 31, 2013 and 2012, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

During the year ended December 31, 2013, we entered into 70 new leases comprising a total of 122,403 square feet. These leases will generate first-year base rental revenues of $1.8 million, representing average rent per square foot of $14.55.  In addition, we executed renewals on 108 leases comprising a total of 267,288 square feet.  These leases will generate first-year base rental revenues of $4.1 million, representing average rent per square foot of $15.21. Prior to the renewals, the average annual rent was $14.75 per square foot.  The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $7.48 per square foot.

In addition to a $0.9 million increase related to the acquisition of 76 properties in 2012 and 2013, the primary reasons for the $2.6 million increase in general and administrative expenses were a $0.5 million increase in asset management fees paid by the CBRE Investors, a $0.4 million increase in transfer agent fees, and a $0.3 million increase in insurance expense, which are all a result of the overall growth of the company.

In addition to a $5.2 million increase related to the acquisition of 76 properties in 2012 and 2013, the $7.5 million increase in interest expense is primarily the result of a $1.1 million write off of deferred financing costs for loans that were canceled during 2013 and a $0.7 million increase in deferred financing cost amortization related to our secured credit facility.

We generally expect our revenues and expenses to increase in future years as a result of owning the properties acquired in 2013 for a full year and the acquisition of additional properties. Although we expect our general and administrative expenses to increase, we expect such expenses to decrease as a percentage of our revenues. We currently have substantial uninvested proceeds raised from our initial public offering, which we are seeking to invest promptly on attractive terms.  If we are unable to invest the proceeds promptly and on attractive terms, we may have difficulty continuing to pay distributions at a 6.7% annualized rate.

Summary of Operating Activities for the Years Ended December 31, 2012 and 2011

(In thousands, except share and per share amounts)
	2012	2011	$ Change	% Change
Operating Data:
Total revenues	$17,550	$3,529	$14,021	397.3%
Property operating expenses	(2,957)	(631)	(2,326)	368.6%
Real estate tax expenses	(2,055)	(507)	(1,548)	305.3%
General and administrative expenses	(1,717)	(845)	(872)	103.2%
Acquisition expenses	(3,981)	(1,751)	(2,230)	127.4%
Depreciation and amortization	(8,094)	(1,500)	(6,594)	439.6%
Operating loss	(1,254)	(1,705)	451	(26.5)%
Interest expense, net	(3,020)	(811)	(2,209)	272.4%
Other income, net	1	—	1
Net loss	(4,273)	(2,516)	(1,757)	69.8%
Net loss attributable to noncontrolling interests	927	152	775	509.9%
Net loss attributable to Company stockholders	$(3,346)	$(2,364)	$(982)	41.5%

Net loss per share—basic and diluted	$(0.51)	$(1.57)	$1.06	(67.5)%

During 2011, we acquired five properties, bringing the total properties owned as of December 31, 2011 to seven. During 2012 we acquired 19 properties, bringing total properties owned as of December 31, 2012 to 26. As such, year-to-year comparative differences for the years ended December 31, 2012 and 2011 are almost entirely attributable to the number of properties owned, the length of ownership of these properties.

During the year ended December 31, 2012, we entered into 18 new leases comprising a total of 32,584 square feet. These leases generated first-year base rental revenues of $358,000, representing average rent per square foot of $10.99.  In addition, we executed renewals on 38 leases comprising a total of 82,724 square feet.  These leases generated first-year base rental revenues of $1,338,000, representing average rent per square foot of $16.18.  The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $4.32 per square foot.

In addition to a $0.2 million increase related to the acquisition of 24 properties in 2011 and 2012, the primary reason for the $0.9 million increase in general and administrative expenses is a $0.6 million increase in asset management fees paid by the CBRE Investors.

Same-Center Net Operating Income

We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues less property operating expenses. Same-Center NOI represents the NOI for Lakeside Plaza, Snow View Plaza, St. Charles Plaza, Centerpoint, Southampton Village, Burwood Village Center, and Cureton Town Center, which are the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired or disposed of during the comparable reporting periods. We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because it provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same-Center NOI excludes the change in NOI from properties acquired and disposed of, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.

Same-Center NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition expenses, interest expense, depreciation and amortization, other income, or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties that could materially impact our results from operations.

Below is a reconciliation of net loss to Same-Center NOI for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012	Change	% Change
Net loss	$(12,350)	$(4,273)
Interest expense	10,511	3,020
Other income	(180)	(1)
Operating loss	(2,019)	(1,254)
Adjusted to exclude:
General and administrative	4,346	1,717
Acquisition expenses	18,772	3,981
Depreciation and amortization	30,512	8,094
Net amortization of above- and below-market leases	536	395
Straight-line rental income	(1,995)	(440)
Property net operating income	50,152	12,493
Less: non-Same-Center NOI	(43,727)	(6,088)
Total Same-Center NOI	$6,425	$6,405	$20	0.3%

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions to stockholders and principal and interest on our outstanding indebtedness. As of December 31, 2013, we had sold approximately 173.6 million shares of common stock in the primary portion of our initial public offering for gross offering proceeds of approximately $1.72 billion. We ceased offering shares in the primary portion of our initial public offering on February 7, 2014. We continue to offer shares of common stock under the DRP. As of December 31, 2013, we had sold 2,126,348 shares of common stock under the DRP for gross offering proceeds of $20.2 million. As of December 31, 2013, we have invested a significant amount of the proceeds from our initial public offering in real estate properties, and we anticipate making a significant number of investments in the future. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations, and proceeds from our DRP as our primary sources of immediate and long-term liquidity.

As of December 31, 2013, we had cash and cash equivalents of $460.3 million. During the year ended December 31, 2013, we had a net cash increase of $452.6 million.

This cash increase was the result of:
•      $18.5 million provided by operating activities, largely the result of income generated from operations before depreciation and amortization charges.  Also included in this total was $18.8 million of real estate acquisition expenses incurred during the period and expensed in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) and $1.4 million of capitalized leasing costs;
•      $776.2 million used in investing activities, which was primarily the result of the 57 property acquisitions along with capital expenditures of $6.4 million, an increase in investments of $5.0 million, comprised of certificates of deposit, and an increase in restricted cash and escrows of $3.8 million; and
•      $1.2 billion provided by financing activities with $1.42 billion from the net proceeds of the issuance of common stock and $257.0 million from the net proceeds from mortgage loans.  Partially offsetting these amounts was $382.1 million of payments on the mortgage loans payable, distributions paid to our stockholders of $19.3 million, net of DRP proceeds, distributions paid to the CBRE Investors of $5.2 million, and $57.0 million used in the acquisition of the CBRE Investors' interests in the Joint Venture.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash on hand, investments in certificates of deposits, net cash provided by property operations, DRP proceeds, and proceeds from secured and unsecured debt financings. Operating cash flows are expected to increase as additional properties are added to our portfolio. Other than the commissions paid to Realty Capital Securities, LLC, the dealer manager for our initial public offering, the organization and offering costs associated with our offering were initially paid by our sponsors.  Our sponsors were reimbursed for such costs up to 1.5% of the gross capital raised in our initial public offering. As of December 31, 2013, we owed the Advisor, Sub-advisor and their affiliates a total of $1.1 million, consisting of organization and offering costs incurred on our behalf and fees charged to us for asset management, property management, and other services.

We have $196.1 million of contractual debt obligations, representing mortgage loans secured by our real estate assets and excluding below-market debt adjustments of $4.8 million, net of accumulated amortization, as of December 31, 2013 .  As they mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using the net proceeds of our offering or other proceeds from corporate-level debt. Of the amount outstanding at December 31, 2013, $22.9 million is for loans which mature in 2014.  We also have access to a $350 million unsecured revolving credit facility, which may be expanded to $600 million, with no current outstanding principal balance as of December 31, 2013, from which we may draw funds to pay certain long-term debt obligations as they mature. As of December 31, 2013, the borrowing capacity of the unsecured revolving credit facility was $226.7 million, as calculated using properties eligible to be included in the borrowing base.

For the year ended December 31, 2013, gross distributions of approximately $38.0 million were paid to stockholders, including $18.7 million of distributions reinvested through the DRP, for net cash distributions of $19.3 million. Our cash generated from operating activities for the year ended December 31, 2013 was $18.5 million.  On January 2, 2014, gross distributions of approximately $9.8 million were paid, including $5.1 million of distributions reinvested through the DRP, for net cash distributions of $4.6 million. These distributions were funded by cash generated from operating activities, borrowings, and proceeds from our primary offering.

On November 8, 2013, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2014 through and including January 31, 2014. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. This equates to a 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.  Distributions for the month of January were paid on February 3, 2014.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders, and interest and principal on indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the net proceeds of our offerings and from debt financings.  As they mature, we intend to refinance our long-term debt obligations, if possible, or pay off the balances at maturity using the net proceeds of our offering or proceeds from other corporate-level debt.  We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we may use other sources to fund distributions as necessary, including borrowings.

Our charter limits our borrowings to 300% of our net assets (as defined in our charter); however, we may exceed that limit if a majority of our conflicts committee approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. As of December 31, 2013, our borrowings equated to 13.7% of our net assets.

Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

As of December 31, 2012, our leverage ratio was 48.5% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost). As of December 31, 2013, our leverage ratio could not be calculated, as defined in the previous sentence, as our cash balances exceeded our debt outstanding.

The table below summarizes our consolidated indebtedness at December 31, 2013 (dollars in thousands).

	Principal Amount at	Weighted- Average Interest Rate	Weighted- Average Years to Maturity
Debt(1)	December 31, 2013
Fixed rate mortgages payable(2)	$196,052	5.6%	3.6

(1)	The debt maturity table does not include any below-market debt adjustment, of which $4.8 million, net of accumulated amortization, was outstanding as of December 31, 2013.

(2)	A portion of the fixed rate debt represents loans assumed as part of certain acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.

Interest Rate Hedging

In March 2013, we entered into an interest rate swap agreement that effectually fixes the variable interest rate on $50.0 million of our unsecured credit facility at 2.10% through December 2017. The swap was designed and qualified as a cash flow hedge and was recorded at fair value. During the year ended December 31, 2013, we recorded losses of $48,000 due to a notional mismatch between the debt and swap as we did not continually have $50.0 million outstanding under our secured or unsecured credit facilities during the period.

The interest rate swap associated with our cash flow hedge is recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedge both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swap associated with our cash flow hedge is recorded in other comprehensive income, which is included in accumulated other comprehensive income on our consolidated balance sheet and our consolidated statement of equity. Our cash flow hedge becomes ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swap associated with our cash flow hedge is recognized in earnings in the period affected. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty, which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty.

Contractual Commitments and Contingencies

Our contractual obligations as of December 31, 2013, were as follows (in thousands):

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations - principal payments	$196,052	$25,655	$34,890	$49,629	$44,240	$1,694	$39,944
Long-term debt obligations - interest payments	35,661	10,409	8,343	5,965	2,325	2,109	6,510
Operating lease obligations	77	20	20	20	17	—	—
Total	$231,790	$36,084	$43,253	$55,614	$46,582	$3,803	$46,454

Our portfolio debt instruments and the unsecured credit facility contain certain covenants and restrictions that require us to meet certain financial ratios, including but not limited to: borrowing base loan-to-value ratio, debt service coverage ratio and fixed charge ratio. As of December 31, 2013, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

Distributions

During the year ended December 31, 2013, gross distributions paid were $38.0 million with $18.7 million being reinvested through the DRP for net cash distributions of $19.3 million. Our cash provided by operating activities for the year ended December 31, 2013 was $18.5 million.  During the year ended December 31, 2012, gross distributions paid were $3.7 million with $1.3 million being reinvested through the DRP for net cash distributions of $2.4 million.  Our cash generated by operating activities for the year ended December 31, 2012 was $4.0 million.  There were gross distributions of $9.8 million accrued and payable as of December 31, 2013. To the extent that distributions paid were greater than our cash provided by operating activities for the year ended December 31, 2013, we funded such excess distributions with borrowings and proceeds from our primary offering.

Distributions for the period from January 1, 2012 through January 31, 2013 accrued at an average daily rate of $0.00178082 per share of common stock. Distributions for the period from February 1, 2013 through December 31, 2013 accrued at an average daily rate of $0.00183562 per share of common stock. Our net loss attributable to stockholders for the year ended December 31, 2013 was $12.4 million.  Our cumulative gross distributions and net loss attributable to stockholders from inception through December 31, 2013 were $42.6 million and $18.9 million, respectively.  We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash provided by operating activities, advances from the Sub-advisor, borrowings and proceeds from our primary offering.

We expect to pay distributions monthly and continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.

As of December 31, 2013, we have a large amount of uninvested proceeds from the sale of shares under the primary portion of our initial public offering. Although our intention is to invest such offering proceeds into real estate investments on attractive terms as promptly as possible, we may be unable to do so. As a result, the income from interest or rents that we receive may not be commensurate with the amount of distributions we will pay to our stockholders. Consequently, we expect that from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period.  We will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to borrowings or proceeds from our offerings to fund our distributions. We may also fund such distributions from advances from our sponsors or from any deferral or waiver of fees by the Advisor or Sub-advisor.  To the extent that we pay distributions from sources other than our cash provided by operating activities, we will have fewer funds available for investment in properties.  The overall return to our stockholders may be reduced, and subsequent investors may experience dilution.

Our general distribution policy is not to use the proceeds of our offerings to pay distributions.  However, our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit, including proceeds from our offerings or the proceeds from the issuance of securities in the future.  To the extent that we have raised substantial amounts of offering proceeds and have been unable to promptly invest these proceeds on attractive terms, our cash provided by operating activities has been insufficient to fully fund our ongoing distributions.  Because we do not intend to borrow money for the specific purpose of funding distribution payments, we have funded, and may continue to fund, a portion of our distributions with proceeds from our offerings.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90.0% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year. However, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Funds from Operations, Funds from Operations Adjusted for Acquisition Expenses, and Modified Funds from Operations

Funds from operations, or FFO, is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairment charges, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or are requested or required by lessees for operational purposes in order to maintain the value disclosed. Since real estate values have historically risen or fallen with market conditions, including inflation, changes in interest rates, the business cycle, unemployment and consumer spending, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals. Additionally, we believe it is appropriate to exclude impairment charges from FFO, as these are fair value adjustments that are largely based on market fluctuations and assessments regarding general market conditions, which can change over time. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our targeted portfolio, which will consist primarily of, but is not limited to, necessity-based neighborhood and community shopping centers.

An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying or book value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. Although impairment charges are excluded from the calculation of FFO as described above, as impairments are based on estimated future undiscounted cash flows, investors are cautioned that we may not recover any impairment charges. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

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

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed. We have funded, and intend to continue to fund, both of these acquisition-related costs from offering proceeds and generally not from operations.  However, if offering proceeds are not available to fund these acquisition-related costs, operational cash flows may be used to fund future acquisition-related costs. We believe by excluding expensed acquisition costs, FFO adjusted for acquisition expenses and MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include those paid to the Advisor, the Sub-advisor or third parties.

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

By providing FFO adjusted for acquisition expenses and MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability (that is, the capacity to continue to be maintained) of our operating performance after our offering and acquisition stages are completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. However, under GAAP, acquisition costs are characterized as operating expenses in determining operating net income (loss). These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. FFO adjusted for acquisition expenses and MFFO are useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. However, investors are cautioned that FFO adjusted for acquisition expenses and MFFO should only be used to assess the sustainability of our operating performance after our offering and acquisition stages are completed, as both measures exclude acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. All paid and accrued acquisition costs negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase prices of the properties we acquire. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In the event that we do not have sufficient offering proceeds to fund the payment of acquisition fees and the reimbursement of acquisition expenses, we may still be obligated to pay acquisition fees and reimburse acquisition expenses to our Advisor and Sub-advisor and the Advisor and Sub-advisor will be under no obligation to reimburse these payments back to us. As a result, such fees and expenses may need to be paid from other sources, including additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Acquisition costs also adversely affect our book value and equity.

The additional items that may be excluded from FFO to determine MFFO are cash flow adjustments made to net income in calculating the cash flows provided by operating activities. Each of these items is considered an important overall operational factor that affects our long-term operational profitability. These items and any other mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions. Although we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Each of FFO, FFO adjusted for acquisition expenses, and MFFO should not be considered as an alternative to net income (loss) or income (loss) from continuing operations under GAAP, or as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition-related costs and other adjustments that are increases to FFO adjusted for acquisition expenses and MFFO are, and may continue to be, a significant use of cash. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. Additionally, FFO adjusted for acquisition expenses, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated. Accordingly, FFO, FFO adjusted for acquisition expenses, and MFFO should be reviewed in connection with other GAAP measurements. FFO, FFO adjusted for acquisition expenses, and MFFO should not be viewed as more prominent measures of performance than our net income or cash flows from operations prepared in accordance with GAAP. Our FFO, FFO adjusted for acquisition expenses, and MFFO as presented may not be comparable to amounts calculated by other REITs.

Neither NAREIT nor any regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO adjusted for acquisition expenses or MFFO. In the future, industry standards or regulations may cause us to adjust our calculation and characterization of FFO, FFO adjusted for acquisition expenses or MFFO.

The following section presents our calculation of FFO, FFO adjusted for acquisition expenses, and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations, FFO, FFO adjusted for acquisition expenses, and MFFO are not relevant to a discussion comparing operations for the two periods presented.

FUNDS FROM OPERATIONS, FUNDS FROM OPERATIONS ADJUSTED FOR ACQUISITION EXPENSES, AND MODIFIED FUNDS FROM OPERATIONS
FOR THE PERIODS ENDED DECEMBER 31, 2013 AND 2012
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended December 31,		Year Ended December 31,		Cumulative Since Inception
	2013	2012	2013	2012
Calculation of Funds from Operations
Net loss attributable to Company stockholders	$(6,155)	$(1,247)	$(12,404)	$(3,346)	$(18,861)
Add:
Depreciation and amortization of real estate assets	10,633	3,015	30,512	8,094	40,187
Less:
Noncontrolling interest	(1,347)	(1,242)	(5,312)	(3,539)	(8,968)
Funds from operations (FFO)	$3,131	$526	$12,796	$1,209	$12,358

Calculation of FFO Adjusted for Acquisition Expenses
Funds from operations	3,131	526	12,796	1,209	12,358
Add:
Acquisition expenses	9,139	1,565	18,772	3,981	24,971
Less:
Noncontrolling interest	(13)	(50)	(13)	(682)	(807)
FFO adjusted for acquisition expenses	$12,257	$2,041	$31,555	$4,508	$36,522

Calculation of Modified Funds from Operations
FFO adjusted for acquisition expenses	$12,257	$2,041	$31,555	$4,508	$36,522
Add:
Net amortization of above- and below-market leases	71	58	536	395	1,260
Less:
Straight-line rental income	(860)	(154)	(1,995)	(440)	(2,514)
Amortization of market debt adjustment	(405)	(153)	(1,235)	(235)	(1,470)
Change in fair value of derivative	(73)	—	(128)	—	(128)
Noncontrolling interest	55	68	249	67	304
Modified funds from operations (MFFO)	$11,045	$1,860	$28,982	$4,295	$33,974

Weighted-average common shares outstanding - basic and diluted	144,470,948	11,200,440	70,227,368	6,509,470	19,199,511
Net loss per share - basic and diluted	$(0.04)	$(0.11)	$(0.18)	$(0.51)	$(0.98)
FFO per share - basic and diluted	$0.02	$0.05	$0.18	$0.19	$0.64
FFO adjusted for acquisition expenses per share - basic and diluted	$0.08	$0.18	$0.45	$0.69	$1.90
MFFO per share - basic and diluted	$0.08	$0.17	$0.41	$0.66	$1.77

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

Real Estate Assets

Depreciation and Amortization. Investments in real estate are carried at cost and depreciated using the straight-line method over the estimated useful lives. Third-party acquisition costs are expensed as incurred. Repair and maintenance costs are charged to expense as incurred, and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

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

We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets. We monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets as defined by ASC 360, Property, Plant, and Equipment. Particular examples of events and changes in circumstances that could indicate potential impairments are: significant decreases in occupancy, rental income, operating income and market values.

Revenue Recognition

We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the terms of the related leases, and we include amounts expected to be received in later years in deferred rents receivable. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

We make estimates of the collectability of our tenant receivables related to base rents, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

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

Class B Units

Effective October 1, 2012, the Advisor and Sub-advisor are no longer entitled to the payment of asset management fees in cash under the A&R Advisory Agreement.  Instead, we issue to the Advisor and Sub-advisor units of the Operating Partnership designated as “Class B units” in connection with the asset management services provided by the Advisor and Sub-advisor.

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

We have concluded that the Advisor's and Sub-advisor’s performance under the A&R Advisory Agreement and the Fourth Amended and Restated Sub-Advisory Agreement is not complete until they have served as the Advisor and Sub-advisor through the date of a Liquidity Event because, prior to such date, the Class B units are subject to forfeiture by the Advisor and Sub-advisor.  Additionally, the Advisor and Sub-advisor have no incentive for performance under these agreements other than the possible forfeiture of Class B units, which is not a sufficiently large incentive for continued performance and, accordingly, no performance commitment exists. As a result, we have concluded the measurement date occurs when a Liquidity Event has occurred and the Advisor and Sub-advisor have continued to provide advisory services through such date.

The Class B units have both a market condition and a service condition up to and through a Liquidity Event. As a result, the vesting of Class B units occurs only upon completion of both the market condition and service condition.  The satisfaction of the market or service condition is not probable, and therefore, no compensation will be recognized unless the market condition or service condition becomes probable.

Because the Advisor and Sub-advisor can be terminated without cause before a Liquidity Event occurs, and at such time the market condition and service condition may not be satisfied, the Class B units may be forfeited.  Additionally, if the market condition and service condition had been satisfied and a Liquidity Event had not occurred, the Advisor and Sub-advisor could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved unanimously by our independent directors. As a result, we have concluded that the service condition is not probable because of each party's ability to terminate the A&R Advisory Agreement at any time without cause.

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

Impact of Recently Issued Accounting Pronouncements—In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. ASU 2012-04 was effective for us as of January 1, 2013. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if it is required to be reclassified to net income in its entirety. For other reclassified amounts, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The provisions of ASU No. 2013-02 were effective for us on January 1, 2013, and were applied prospectively. As a result of the adoption of this pronouncement, we addressed the required disclosures in Note 10, Derivatives and Hedging Activities.

Subsequent Events—Certain events, such as the declaration of distributions, the acquisition of additional properties, and the sale of our derivative instrument, occurred subsequent to December 31, 2013 through the filing of this annual report. Refer to Note 15 to our consolidated financial statements in this annual report for further explanation.

Off-Balance Sheet Arrangements—As of December 31, 2013, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We hedge a portion of our exposure to interest rate fluctuations through the utilization of an interest rate swap in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions are determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. Because we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2013, we were party to an interest rate swap agreement that would effectually fix the variable interest rate on up to $50.0 million of our unsecured credit facility at 2.10%. As of December 31, 2013, we had no variable rate debt outstanding.

There would be no impact on our annual results of operations of a one-percentage-point change in interest rates because we had no outstanding variable-rate debt at December 31, 2013. We had no other outstanding interest rate contracts as of December 31, 2013.

As the information presented above includes only those exposures that exist as of December 31, 2013, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this annual report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our Principal Executive Officer and Principal Financial Officer. Our Code of Ethics may be found at www.phillipsedison-arc.com.

The other information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

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
4.1
Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus dated October 26, 2012 included in Post-Effective Amendment No. 15 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 16, 2013)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.3
Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix A to the prospectus dated February 28, 2014 included in Post-Effective Amendment No. 17 to the Company’s Registration Statement on Form S-3 (No. 333-164313) filed February 28, 2014)

4.4
Amended and Restated Agreement of Limited Partnership of Phillips Edison – ARC Shopping Center Operating Partnership, L.P. dated February 4, 2013 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K filed March 7, 2013)

10.1
Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated July 1, 2011 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 29, 2011)

10.2
First Amendment to Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated September 20, 2011 (incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.3
Second Amendment to Advisory Agreement by and between the Company and American Realty Capital II Advisors, LLC dated October 27, 2011 (incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed October 31, 2011)

10.4
Amended and Restated Advisory Agreement by and between the Company, Phillips Edison - ARC Shopping Center
Operating Partnership, L.P. and American Realty Capital II Advisors, LLC dated February 4, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.5
Second Amended and Restated Advisory Agreement by and between the Company, Phillips Edison - ARC Shopping Center Operating Partnership, L.P. and American Realty Capital II Advisors, LLC dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (No. 333-189548) filed June 24, 2013)

10.6
Master Property Management, Leasing and Construction Management Agreement by and among the Company, Phillips Edison - ARC Shopping Center Operating Partnership, L.P. and Phillips Edison & Company Ltd. dated July 27, 2010 (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 28, 2010)

10.7
Amended and Restated 2010 Independent Director Stock Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

10.8
Second Amended and Restated Sub-Advisory Agreement by and between American Realty Capital II Advisors, LLC and Phillips Edison NTR LLC dated September 17, 2010 (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

10.9
Fourth Amended and Restated Sub-Advisory Agreement by and between American Realty Capital II Advisors, LLC and Phillips Edison NTR LLC dated February 4, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.10	2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)
10.11
Second Amended and Restated Exclusive Dealer Manager Agreement by and between the Company and Realty Capital Securities, LLC dated September 17, 2010 (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

10.12
Revolving Loan Agreement among Phillips Edison – ARC Shopping Center Operating Partnership, L.P., KeyBank National Association, and KeyBank Capital Markets dated December 24, 2012 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.13
Guaranty of Payment and Performance by Phillips Edison Shopping Center OP GP LLC and Heron Creek Station LLC in favor of KeyBank National Association dated December 21, 2012 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.14
First Amendment to Revolving Loan Agreement and Other Loan Documents by and among Phillips Edison – ARC Shopping Center Operating Partnership, L.P., Phillips Edison – ARC Shopping Center REIT Inc., Phillips Edison Shopping Center OP GP LLC, and KeyBank National Association dated January 15, 2013 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.15
Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated November 30, 2012 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.16
Reinstatement and First Amendment to Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated December 27, 2012 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.17
Second Amendment to Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated January 11, 2013 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.18
Reinstatement and Third Amendment to Shopping Centers Purchase and Sale Agreement by and among Equity One, Inc., Equity One (Southeast Portfolio) Inc., Equity One (Florida Portfolio), Inc. and Phillips Edison Group LLC dated February 13, 2013 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.19
Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Butler Creek Station LLC dated January 15, 2013 with schedule disclosing other substantially identical Assignment and Assumption of Rights under Shopping Center Purchase Agreements omitted (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.20
Sale-Purchase Agreement between AG/WP Fairlawn Owner, LLC and Phillips Edison Group LLC dated December 13, 2012 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.21
Reinstatement and Second Amendment to Sale-Purchase Agreement between AG/WP Fairlawn Owner, LLC and Phillips Edison Group LLC dated December 21, 2012 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.22
Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Fairlawn Station LLC dated January 30, 2013 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.23
Third Amendment to Revolving Loan Agreement among Phillips Edison - ARC Shopping Center Operating Partnership, L.P., Phillips Edison - ARC Shopping Center REIT Inc., Phillips Edison Shopping Center OP GP LLC, and KeyBank National Association dated March 20, 2013 (incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.24
Real Estate Sale Agreement by and between Phillips Edison Group LLC and MCW-RC Murray Landing, LLC, MCW-RC III Kleinwood Center, L.P., and MCW-RC III Vineyard Shopping Center, LLC dated October 4, 2012 (incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.25
First Amendment to Real Estate Sale Agreement by and between Phillips Edison Group LLC and MCW-RC Murray Landing, LLC, MCW-RC III Kleinwood Center, L.P., MCW-RC III Vineyard Shopping Center, LLC, and Regency Realty Group, Inc. dated October 12, 2012 (incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.26
Second Amendment to Real Estate Sale Agreement by and between Phillips Edison Group LLC and MCW-RC Murray Landing, LLC, MCW-RC III Kleinwood Center, L.P., MCW-RC III Vineyard Shopping Center, LLC, Regency Realty Group, Inc., and Regency Centers, L.P. dated November, 2012 (incorporated by reference to Exhibit 10.69 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.27
Fifth Amendment to Real Estate Sale Agreement by and between Phillips Edison Group LLC and MCW-RC Murray Landing, LLC, MCW-RC III Kleinwood Center, L.P., MCW-RC III Vineyard Shopping Center, LLC, Regency Realty Group, Inc., and Regency Centers, L.P. dated November 8, 2012 (incorporated by reference to Exhibit 10.70 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.28
Ninth Amendment to Real Estate Sale Agreement by and between Phillips Edison Group LLC and MCW-RC Murray Landing, LLC, MCW-RC III Kleinwood Center, L.P., MCW-RC III Vineyard Shopping Center, LLC, Regency Realty Group, Inc., and Regency Centers, L.P. dated February, 2013 (incorporated by reference to Exhibit 10.71 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.29
Tenth Amendment and Reinstatement to Real Estate Sale Agreement by and between Phillips Edison Group LLC and MCW-RC Murray Landing, LLC, MCW-RC III Kleinwood Center, L.P., MCW-RC III Vineyard Shopping Center, LLC, Regency Realty Group, Inc., and Regency Centers, L.P. dated March 1, 2013 (incorporated by reference to Exhibit 10.72 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.30
Assignment and Assumption of Rights under Real Estate Sale Agreement by and between Phillips Edison Group LLC and Kleinwood Station LLC dated January 15, 2013 with schedule disclosing other substantially identical Assignment and Assumption of Rights under Real Estate Sale Agreement omitted (incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed April 16, 2013)

10.31
Letter Agreement confirming the terms and conditions of the Interest Rate Swap transaction between Phillips Edison - ARC Shopping Center Operating Partnership, L.P. and PNC Bank, National Association dated March 27, 2013 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2013)

10.32
Purchase and Sale Agreement between Northcross Property, LLC and Phillips Edison Group LLC dated May 6, 2013 (incorporated by reference to Exhibit 10.75 to Post-Effective Amendment No. 15 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 16, 2013)

10.33
Assignment and Assumption of Rights under Shopping Center Purchase Agreement by and between Phillips Edison Group LLC and Northcross Station LLC dated June 24, 2013 (incorporated by reference to Exhibit 10.76 to Post-Effective Amendment No. 15 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed July 16, 2013)

10.34
Credit Agreement among Phillips Edison - ARC Shopping Center Operating Partnership, L.P., Phillips Edison - ARC Shopping Center REIT Inc., Bank of America, N.A., KeyBank National Association and CitiBank, N.A. dated December 18, 2013

21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2011)
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows

*
All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Phillips Edison—ARC Shopping Center REIT Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Phillips Edison—ARC Shopping Center REIT Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phillips Edison – ARC Shopping Center REIT Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 13, 2014

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012
(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Investment in real estate:
Land	$302,182	$82,127
Building and improvements	833,892	209,048
Total investment in real estate assets	1,136,074	291,175
Accumulated depreciation and amortization	(29,538)	(7,317)
Total investment in real estate assets, net	1,106,536	283,858
Acquired intangible lease assets, net of accumulated amortization of $14,330 and $3,844, respectively	107,730	20,957
Cash and cash equivalents	460,250	7,654
Restricted cash and investments	9,859	1,053
Accounts receivable, net of bad debt reserve of $151 and $69, respectively	12,982	2,707
Deferred financing costs, net of accumulated amortization of $1,715 and $596, respectively	10,091	2,827
Derivative asset	818	—
Prepaid expenses and other	13,261	6,354
Total assets	$1,721,527	$325,410

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$200,872	$159,007
Acquired below market lease intangibles, net of accumulated amortization of $2,708 and $811, respectively	20,387	4,892
Accounts payable	1,657	533
Accounts payable – affiliates	1,132	3,634
Accrued and other liabilities	27,947	5,073
Total liabilities	251,995	173,139
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at December 31,
2013 and 2012	$—	$—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 175,594,613 and 13,801,251 shares issued and
outstanding at December 31, 2013 and 2012, respectively	1,756	138
Additional paid-in capital	1,538,185	118,238
Accumulated other comprehensive income	690	—
Accumulated deficit	(71,192)	(11,720)
Total stockholders’ equity	1,469,439	106,656
Noncontrolling interests	93	45,615
Total equity	1,469,532	152,271
Total liabilities and equity	$1,721,527	$325,410

See notes to consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands, except share and per share amounts)

	2013	2012	2011
Revenues:
Rental income	$56,898	$13,828	$2,762
Tenant recovery income	16,048	3,635	750
Other property income	219	87	17
Total revenues	73,165	17,550	3,529
Expenses:
Property operating	11,896	2,957	631
Real estate taxes	9,658	2,055	507
General and administrative	4,346	1,717	845
Acquisition expenses	18,772	3,981	1,751
Depreciation and amortization	30,512	8,094	1,500
Total expenses	75,184	18,804	5,234
Operating loss	(2,019)	(1,254)	(1,705)
Other income (expense):
Interest expense, net	(10,511)	(3,020)	(811)
Other income, net	180	1	—
Net loss	(12,350)	(4,273)	(2,516)
Net (income) loss attributable to noncontrolling interests	(54)	927	152
Net loss attributable to Company stockholders	$(12,404)	$(3,346)	$(2,364)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$(0.18)	$(0.51)	$(1.57)
Weighted-average common shares outstanding - basic and diluted	70,227,368	6,509,470	1,503,477

Comprehensive loss:
Net loss	(12,350)	(4,273)	(2,516)
Other comprehensive income:
Change in unrealized gain on interest rate swaps, net	690	—	—
Comprehensive loss	(11,660)	(4,273)	(2,516)
Comprehensive (income) loss attributable to noncontrolling interests	(54)	927	152
Comprehensive loss attributable to Company stockholders	$(11,714)	$(3,346)	$(2,364)

See notes to consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance at January 1, 2011	730,570	$7	$1,934	—	$(784)	$1,157	$—	$1,157
Issuance of common stock	1,916,572	20	18,596	—	—	18,616	—	18,616
Issuance of preferred stock	—	—	—	—	—	—	125	125
Share repurchases	(5,630)	—	(56)	—	—	(56)	—	(56)
Contributions from Sponsors	—	—	88	—	—	88	—	88
Dividend reinvestment plan (DRP)	16,647	—	158	—	—	158	—	158
Contributions from noncontrolling interests	—	—	—	—	—	—	14,441	14,441
Reallocation of equity from contribution of
properties to Joint Venture	—	—	1,003	—	—	1,003	(1,003)	—
Common distributions declared, $0.65 per share	—	—	—	—	(978)	(978)	—	(978)
Distributions to noncontrolling interests	—	—	—	—	—	—	(92)	(92)
Offering costs	—	—	(3,726)	—	—	(3,726)	—	(3,726)
Offering costs - issuance of stock for
noncontrolling interest	—	—	(17)	—	—	(17)	(15)	(32)
Net loss	—	—	—	—	(2,364)	(2,364)	(152)	(2,516)
Balance at December 31, 2011	2,658,159	$27	$17,980	$—	$(4,126)	$13,881	$13,304	$27,185
Issuance of common stock	11,007,548	110	109,372	—	—	109,482	—	109,482
Share repurchases	(3,749)	—	(35)	—	—	(35)	—	(35)
Dividend reinvestment plan (DRP)	139,293	1	1,323	—	—	1,324	—	1,324
Contributions from noncontrolling interests	—	—	—	—	—	—	35,560	35,560
Common distributions declared, $0.65 per share	—	—	—	—	(4,248)	(4,248)	—	(4,248)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,322)	(2,322)
Offering costs	—	—	(10,402)	—	—	(10,402)	—	(10,402)
Net loss	—	—	—	—	(3,346)	(3,346)	(927)	(4,273)
Balance at December 31, 2012	13,801,251	$138	$118,238	$—	$(11,720)	$106,656	$45,615	$152,271
Issuance of common stock	159,908,957	1,599	1,584,990	—	—	1,586,589	—	1,586,589
Share repurchases	(86,003)	(1)	(924)	—	—	(925)	—	(925)
Dividend reinvestment plan (DRP)	1,970,408	20	18,686	—	—	18,706	—	18,706
Change in unrealized gain on interest rate swaps	—	—	—	690	—	690	—	690
Common distributions declared, $0.67 per share	—	—	—	—	(47,068)	(47,068)	—	(47,068)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,231)	(5,231)
Acquisition of noncontrolling interest in
consolidated joint venture	—	—	(16,655)	—	—	(16,655)	(40,345)	(57,000)
Offering costs	—	—	(166,150)	—	—	(166,150)	—	(166,150)
Net (loss) income	—	—	—	—	(12,404)	(12,404)	54	(12,350)
Balance at December 31, 2013	175,594,613	$1,756	$1,538,185	$690	$(71,192)	$1,469,439	$93	$1,469,532

See notes to consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands, except share and per share amounts)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,350)	$(4,273)	$(2,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,242	7,850	1,500
Net amortization of above- and below-market leases	536	395	312
Amortization of deferred financing costs	1,932	648	193
Loss on write-off of unamortized debt issuance costs and capitalized leasing commissions	1,177	—	—
Change in fair value of derivative asset	(128)	—	—
Straight-line rental income	(1,995)	(440)	(79)
Changes in operating assets and liabilities:
Accounts receivable	(8,280)	(1,481)	(518)
Prepaid expenses and other	(4,715)	(1,258)	(163)
Accounts payable	905	355	(66)
Accounts payable – affiliates	106	(539)	708
Accrued and other liabilities	12,110	2,776	1,222
Net cash provided by operating activities	18,540	4,033	593

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(761,000)	(196,934)	(55,851)
Capital expenditures	(6,413)	(705)	(95)
Change in restricted cash and investments	(8,806)	(839)	(203)
Net cash used in investing activities	(776,219)	(198,478)	(56,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,586,589	109,482	18,616
Proceeds from issuance of noncontrolling stock, net	—	—	93
Redemptions of common stock	(849)	(35)	(56)
Payment of offering costs	(168,758)	(14,643)	(1,364)
Payments on mortgages and loans payable	(382,129)	(140,150)	(25,430)
Proceeds from mortgages and loans payable	267,331	212,503	57,523
Payments for notes payable – affiliates	—	—	(600)
Distributions paid, net of DRP	(19,301)	(2,349)	(715)
Acquisition of noncontrolling interest in consolidated joint venture	(57,000)	—	—
Contributions from noncontrolling interests	—	35,560	14,441
Distributions to noncontrolling interests	(5,231)	(2,406)	—
Payments of loan financing costs	(10,377)	(2,832)	(690)
Net cash provided by financing activities	1,210,275	195,130	61,818

NET INCREASE IN CASH AND CASH EQUIVALENTS	452,596	685	6,262

CASH AND CASH EQUIVALENTS:
Beginning of period	7,654	6,969	707
End of period	$460,250	$7,654	$6,969

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$7,915	$2,346	$557
Change in offering costs payable to sub-advisor	(2,608)	(4,241)	2,362
Change in distributions payable	9,061	575	142
Change in distributions payable – noncontrolling interests	—	(84)	92
Change in accrued share repurchases	76	—	—
Assumed debt	157,898	40,101	—
Accrued capital expenditures and deferred financing costs	2,209	363	—
Distributions reinvested	18,706	1,324	158
Financing costs payable to advisor and sub-advisor, net	—	19	(19)
Contributions from sponsors	—	—	88

See notes to consolidated financial statements.

Phillips Edison—ARC Shopping Center REIT Inc.
Notes to Consolidated Financial Statements

1. ORGANIZATION

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009. Substantially all of our business is conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

On January 13, 2010, we filed a registration statement on Form S‑11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180 million shares of common stock for sale to the public, of which 150 million shares were registered in our primary offering and 30 million shares were registered under our dividend reinvestment plan (the “DRP”). The SEC declared our registration statement effective on August 12, 2010. On November 19, 2013, we reallocated 26.5 million shares from the DRP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated approximately 2.7 million unsold shares from the primary offering to the DRP. We continue to offer up to approximately 6.2 million shares of common stock under the DRP. Stockholders who elect to participate in the DRP may choose to invest all or a portion of their cash distributions in shares of our common stock at a purchase price of $9.50 per share.

As of December 31, 2013, we had issued a total of 175,689,995 shares of common stock since inception, including 2,126,348 shares issued through the DRP, generating gross cash proceeds of $1.74 billion. As of December 31, 2013, there were 175,594,613 shares of our common stock outstanding, which is net of 95,382 shares repurchased from stockholders pursuant to our share repurchase program.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by AR Capital, LLC (formerly American Realty Capital II, LLC) (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison, pursuant to a sub-advisory agreement between the Advisor and the Sub-advisor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.  As of December 31, 2013, we owned fee simple interests in 83 real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “CBRE Investor”). The joint venture was in the form of PECO-ARC Institutional Joint Venture I., L.P., a Delaware limited partnership (the “Joint Venture”). We serve as the general partner and manage the operations of the Joint Venture. Prior to year end, we indirectly held a 54% interest in the Joint Venture, and the CBRE Investors held the remaining 46% interest.  We contributed approximately $58.7 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture, and the CBRE Investors contributed $50.0 million in cash. On December 31, 2013, we acquired the 46% interest in the Joint Venture previously owned by the CBRE Investors for a purchase price of $57.0 million. As a result, we owned 100% of the Joint Venture as of December 31, 2013. Prior to December 31, 2013, we owned a 54% interest in 20 of our real estate properties through the Joint Venture.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements include our accounts and the accounts of the Operating Partnership and its wholly-owned subsidiaries (over which we exercise financial and operating control). The financial statements of the Operating Partnership are prepared using accounting policies consistent with our accounting policies. All intercompany balances and transactions are eliminated upon consolidation.

Partially Owned Entities—If we determine that we are an owner in a variable-interest entity (“VIE”), and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary. For a partially-owned entity determined not to be a VIE, we analyze rights held by each partner to determine which would be the consolidating party. We will generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity. We will assess our interests in VIEs on an ongoing basis to determine whether or not we are the primary beneficiary. However, we will also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest. If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity.

Upon formation of the Joint Venture, we determined the Joint Venture should be consolidated into our consolidated financial statements. As a result of the contribution of the assets to the Joint Venture during the year ended December 31, 2011, there was a difference of $1.0 million between the net book value of the contributed assets and the fair value of the contributed assets. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the difference arising from the contribution to the Joint Venture was not recognized as a gain on sale in the consolidated statements of operations, rather it was treated as a reallocation of equity to our stockholders from the CBRE Investors. On December 31, 2013, we acquired the 46% interest in the Joint Venture previously owned by the CBRE Investors. As a result, we owned 100% of the Joint Venture as of December 31, 2013.

Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to the useful lives of assets; recoverable amounts of receivables; initial valuations of tangible and intangible assets and liabilities and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions; and the valuation and nature of derivatives and their effectiveness as hedges. Actual results could differ from those estimates.

Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. The cash and cash equivalent balances at one or more of our financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage.

Organizational and Offering Costs—The Sub-advisor has paid offering expenses on our behalf. We reimburse on a monthly basis the Sub-advisor for these costs and future offering costs it, the Advisor, or any of their respective affiliates incur on our behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of the offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. These offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with the offering, including legal, accounting, printing, mailing and filing fees, charges of the escrow holder and transfer agent, reimbursement to the Advisor and Sub-advisor for our portion of the salaries and related employment costs of the Advisor’s and Sub-advisor’s employees who provide services to us (excluding costs related to employees who provide services for which the Advisor or Sub-advisor, as applicable, receive acquisition or disposition fees), reimbursement to Realty Capital Securities, LLC, the dealer manager (“the Dealer Manager”), for amounts it may pay to reimburse the bona fide due diligence expenses of broker-dealers, costs in connection with preparing supplemental sales materials, our costs of conducting bona fide training and education meetings (primarily the travel, meal and lodging costs of our non-registered officers and the non-registered officers of the Advisor and Sub-advisor to attend such meetings), and cost reimbursement for non-registered employees of our affiliates to attend retail seminars conducted by broker-dealers. These offering costs include travel services provided to the Advisor or Sub-advisor by a related party of one or more of the sponsors. Costs associated with the offering are charged against the gross proceeds of the offering.  Organizational costs are expensed as incurred.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the years ended December 31, 2013, 2012, and 2011.

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

Acquired above- and below-market lease values are recorded based on the present value (using interest rates that reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases.  We also consider fixed rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized.  If a tenant has a unilateral option to renew a below-market lease and we determine that the tenant has a financial incentive to exercise such option, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized.

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

Deferred Financing Costs—Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing costs incurred during the years ended December 31, 2013, 2012, and 2011, respectively, were approximately $10.4 million, $2.9 million, and $0.6 million. Amortization of deferred financing costs for the years ended December 31, 2013, 2012, and 2011, respectively, was $1.9 million, $0.6 million, and $0.2 million and was recorded in interest expense in the consolidated statements of operations and comprehensive loss.

Derivative Instruments and Hedging Activities—We may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage such risk. We enter into derivative instruments that qualify as cash flow hedges, and we do not enter into derivative instruments for speculative purposes. The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, the calculation period and the LIBOR rate. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations and comprehensive loss as a component of net loss or as a component of comprehensive income and as a component of stockholders' equity on the consolidated balance sheets. Although management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income and equity.

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

We record lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered tenant-specific intangibles and other assets.

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

Repurchase of Common Stock—We offer a share repurchase program which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 3). We account for those financial instruments that represent our mandatory obligation to repurchase shares as liabilities to be reported at settlement value. When shares are presented for repurchase, we will reclassify such obligations from equity to a liability based upon their respective settlement values. As of December 31, 2013, we recorded a liability of $76,000 representing our obligation to repurchase 8,072 shares of common stock submitted for repurchase, but not yet repurchased as of such date. As of December 31, 2012, no such obligation existed.

Restricted Cash—Restricted cash primarily consisted of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements of $4.9 million and $1.1 million as of December 31, 2013 and 2012, respectively.

Investments—At December 31, 2013, the Company had an investment of $5.0 million in various 26-week certificates of deposit ("CDs"). The CDs are classified as held to maturity and included in restricted cash and investments in the accompanying consolidated balance sheets at cost.

Class B Units—Effective October 1, 2012, the Advisor and Sub-advisor are no longer entitled to the payment of asset management fees in cash under the advisory and sub-advisory agreements.  Instead, we issue to the Advisor and Sub-advisor units of the Operating Partnership designated as “Class B units” in connection with the asset management services provided by the Advisor and Sub-advisor.

The Class B units will vest, and will no longer be subject to forfeiture, at such time as all of the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to us (the “service condition”). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated for cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.

We have concluded that the Advisor and Sub-advisor’s performance under the advisory agreement and the sub-advisory agreement is not complete until they have served as the Advisor and Sub-advisor through the date of a liquidity event because, prior to such date, the Class B units are subject to forfeiture by the Advisor and Sub-advisor.  Additionally, the Advisor and Sub-advisor have no incentive for performance under these agreements other than the forfeiture of Class B units, which is not a sufficiently large incentive for continued performance and, accordingly, no performance commitment exists. As a result, we have concluded the measurement date occurs when a liquidity event has occurred and the Advisor and Sub-advisor have continued to provide advisory services through such date.

The Class B units have both a market condition and a service condition up to and through a liquidity event. As a result, the vesting of Class B units occurs only upon completion of both the market condition and service condition.  The satisfaction of the market or service condition is not probable, and therefore, no compensation will be recognized unless the market condition or service condition becomes probable.

Because the Advisor and Sub-advisor can be terminated without cause before a liquidity event occurs and at such time the market condition and service condition may not be satisfied, the Class B units may be forfeited.  Additionally, if the market condition and service condition had been satisfied and a liquidity event had not occurred, the Advisor and Sub-advisor could not control the liquidity event because each of the aforementioned events that represent a liquidity event must be approved unanimously by our independent directors. As a result, we have concluded that the service condition is not probable because of each party's ability to terminate the A&R Advisory Agreement at any time without cause.

Based on our conclusion of the market condition and service condition not being probable, the Class B Units are treated as unissued for accounting purposes until the market condition, service condition and liquidity event have been achieved.  However, as the Class B Units are deemed to be participating securities, the distributions paid to the Advisor and Sub-advisor are treated as compensation expense. This expense is calculated as the product of the number of unvested units issued to date and the stated distribution rate, which is same rate used for the distributions paid to our common stockholders, at the time such distribution is authorized.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents for the years ended December 31, 2013, 2012, and 2011.

There were 532,381, zero and zero Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of December, 2013, 2012 and 2011, respectively, that were excluded from diluted net loss per share computations as their effect would have been antidilutive.

Segment Reporting—We assess and measure operating results of our properties based on net property operations. We internally evaluate the operating performance of our portfolio of properties and do not differentiate properties by geography, size or type. Each of our investment properties is considered a separate operating segment, and as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any other segment disclosures in 2013.

Noncontrolling Interests—Noncontrolling interests in the consolidated balance sheets represent the economic equity interests of the Joint Venture and a subsidiary of the Joint Venture that were not owned by us. Noncontrolling interests in the consolidated statements of equity represent contributions, distributions and allocated earnings to the CBRE Investors and unaffiliated holders of interests in a subsidiary of the Joint Venture. Noncontrolling interests in earnings of the Joint Venture in the consolidated statements of operations and comprehensive loss represent losses allocated to noncontrolling interests based on the economic ownership percentage of the Joint Venture held by these investors. On December 31, 2013, we acquired the 46% interest in the Joint Venture previously owned by the CBRE Investors for a purchase price of $57.0 million. As a result, we own 100% of the Joint Venture as of December 31, 2013.

Impact of Recently Issued Accounting Pronouncements—In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-4, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. ASU 2012-4 was effective for us as of January 1, 2013. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

3. EQUITY

General—We have the authority to issue a total of 1,000,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2013, we had issued 175,689,995 shares of common stock generating gross cash proceeds of $1.74 billion. As of December 31, 2013, there were 175,594,613 shares of our common stock outstanding which is net of 95,382 shares repurchased from stockholders pursuant to our share repurchase program, and we had issued no shares of preferred stock. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted the DRP that allows stockholders to have distributions invested in additional shares of our common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.  Distributions reinvested through the DRP for the years ended December 31, 2013, 2012 and 2011, were $18.7 million, $1.3 million and $0.2 million, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days' written notice. During the year ended December 31, 2013, there were 86,003 shares repurchased for $849,000 under the share repurchase program for an average repurchase price of $9.87 per share.  As of December 31, 2013, we recorded a liability of $76,000 representing our obligation to repurchase 8,072 shares of common stock submitted for repurchase during the year ended December 31, 2013 but not yet repurchased. During the year ended December 31, 2012, there were 3,749 shares repurchased for $35,089 under the share repurchase program for an average repurchase price of $9.36 per share.  During the year ended December 31, 2011, there were 5,630 shares repurchased for $56,244 under the share repurchase program for an average repurchase price of $9.99 per share.  There were no additional shares eligible for repurchase that were tendered for repurchase for the years ended December 31, 2012 and 2011.

2010 Long-Term Incentive Plan—We have adopted a 2010 Long-Term Incentive Plan which may be used to attract and retain officers, advisors, and consultants. We have not issued any shares under this plan as of December 31, 2013.

2010 Independent Director Stock Plan—We have also adopted an Amended and Restated 2010 Independent Director Stock Plan which may be used to offer independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. We have not issued any shares under this plan as of December 31, 2013.

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

The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:

Cash and cash equivalents, restricted cash and investments, accounts receivable, prepaid expenses, accounts payable, and accrued expenses—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, comparable sales, replacement costs, income and expense growth rates and current market rents and allowances as determined by management.

Mortgages and loans payable—We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt's collateral (if applicable). Such discount rate was 4.50% for secured fixed rate debt as of December 31, 2013.  Such discount rates were 2.70% for variable rate debt and 4.25% for fixed rate debt as of December 31, 2012. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  The fair values and recorded values of our borrowings as of December 31, 2013, were $201.4 million and $200.9 million, respectively. The fair values and recorded values of our borrowings as of December 31, 2012, were $158.7 million and $159.0 million, respectively.

Derivative instruments—As of December 31, 2013, we are a party to one interest rate swap agreement with a notional amount of $50.0 million that is measured at fair value on a recurring basis. The interest rate swap agreement effectually fixes the variable interest rate of a $50.0 million portion of our unsecured credit facility at 2.10% through December 2017.

The fair value of the interest rate swap agreement is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and interest rate related observable inputs. The fair value of our interest rate swap at December 31, 2013 was an asset of $0.8 million. Although we have determined that the significant inputs used to value our derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

A summary of our financial asset that is measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows (in thousands):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$818	$—	$818	$—	$—	$—	$—

5. REAL ESTATE ACQUISITIONS

For the year ended December 31, 2013, we acquired 57 grocery-anchored retail centers for a combined purchase price of approximately $917.8 million, including $153.8 million of assumed debt with a fair value of $157.9 million.  The following tables present certain additional information regarding our material acquisitions in the Atlanta Portfolio, the March 21st Portfolio, Northcross, Fairlawn Town Centre, the BVT Portfolio, the RG Portfolio, and the remaining properties which were deemed individually immaterial when acquired, but are material in the aggregate. We allocated the purchase price of these acquisitions to the fair value of the assets acquired and lease liabilities assumed as follows (in thousands):

Acquisition	Land	Building and Improvements	In-Place Leases	Above-Market Leases	Below-Market Leases	Total
Atlanta Portfolio(1)	$17,516	$48,401	$3,195	$1,376	$(838)	$69,650
Fairlawn Town Centre	7,179	32,223	2,479	929	(610)	42,200
March 21st Portfolio(2)	12,138	35,058	3,227	1,731	(154)	52,000
Northcross	27,885	28,467	7,443	324	(2,619)	61,500
BVT Portfolio(3)	16,934	38,667	5,486	222	(723)	60,586
RG Portfolio(4)	13,137	55,948	7,048	437	(842)	75,728
Other(5)	125,266	379,064	55,351	8,012	(11,607)	556,086

	$220,055	$617,828	$84,229	$13,031	$(17,393)	$917,750

(1)The Atlanta portfolio consists of the acquisitions of seven properties in the Atlanta, Georgia region (The Shops at Westridge, Mableton Crossing, Hamilton Ridge, Grassland Crossing, Fairview Oaks, Butler Creek, and Macland Point) in two related transactions in January and February of 2013.
(2)The March 21st portfolio consists of the acquisition of three properties (Kleinwood Center, Murray Landing and Vineyard Center) in single transaction on March 21, 2013.

(3)The BVT Portfolio consists of the acquisition of one property in Georgia and three properties in Florida (Butler's Crossing, Shoppes of Paradise Lakes, Coquina Plaza and Lakewood Plaza) in a single transaction on November 7, 2013.
(4)The RG Portfolio consists of the acquisition of five properties in Ohio, one property in Michigan and one property in Indiana (Flag City Station, East Side Square, Hoke Crossing, Southern Hills Crossing, Sulphur Grove, Bear Creek Plaza and Town & Country Shopping Center) in a single transaction on December 19, 2013.
(5)The other 34 acquisitions represent the remaining, individually immaterial properties acquired during the year ended December 31, 2013, that are material in the aggregate.

The amounts recognized for revenues, acquisition expenses and net income (loss) from each respective acquisition date to December 31, 2013 related to the operating activities of our material acquisitions are as follows (in thousands):

Acquisition	Acquisition Date	Revenues	Acquisition Expenses	Net Income (Loss)
Atlanta Portfolio(1)	1/15/2013 and 2/13/2013	$6,716	$1,116	$558
Fairlawn Town Centre	1/30/2013	4,730	588	670
March 21st Portfolio(2)	3/21/2013	3,977	769	(827)
Northcross	6/24/2013	3,017	739	598
BVT Portfolio(3)	11/7/2013	921	908	(903)
RG Portfolio(4)	12/19/2013	272	1,909	(1,710)
Other(5)		18,051	11,237	(7,563)

Total		$37,683	$17,266	$(9,177)

(1)The Atlanta portfolio consists of the acquisitions of seven properties in the Atlanta, Georgia region (The Shops at Westridge, Mableton Crossing, Hamilton Ridge, Grassland Crossing, Fairview Oaks, Butler Creek, and Macland Point) in two related transactions in January and February of 2013.
(2)The March 21st portfolio consists of the acquisition of three properties (Kleinwood Center, Murray Landing and Vineyard Center) in single transaction on March 21, 2013.
(3)The BVT Portfolio consists of the acquisition of one property in Georgia and three properties in Florida (Butler's Crossing, Shoppes of Paradise Lakes, Coquina Plaza and Lakewood Plaza) in a single transaction on November 7, 2013.
(4)The RG Portfolio consists of the acquisition of five properties in Ohio, one property in Michigan and one property in Indiana (Flag City Station, East Side Square, Hoke Crossing, Southern Hills Crossing, Sulphur Grove, Bear Creek Plaza and Town & Country Shopping Center) in a single transaction on December 19, 2013.
(5)The other 34 acquisitions represent the remaining, individually immaterial properties acquired during the year ended December 31, 2013, that are material in the aggregate.

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

We estimated that revenues, on a pro forma basis, for the years ended December 31, 2013 and 2012, would have been approximately $131.9 million and $127.5 million, respectively. Our net income attributable to our stockholders for the year ended December 31, 2013, on a pro forma basis, would have been approximately $17.2 million. The pro forma net income per share would have been $0.16 for the year ended December 31, 2013. Our net loss attributable to our stockholders for the year ended December 31, 2012, on a pro forma basis, would have been approximately $4.3 million. The pro forma net loss per share would have been $0.05 for the year ended December 31, 2012.

The following unaudited information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2011 and 2012 had been acquired on January 1, 2011.

We estimated that revenues, on a pro forma basis, for the years ended December 31, 2012 and 2011, would have been approximately$36.3 million and $35.0 million, respectively, and our net loss attributable to our stockholders, on a pro forma basis excluding acquisition expenses, would have been approximately $0.7 million and $1.8 million, respectively. The pro forma net loss per share excluding acquisition expenses would have been $0.05 and $0.14, respectively, for the years ended December 31, 2012 and 2011.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	2013	2012
Acquired in-place leases, net of accumulated amortization of $10,363 and $2,310, respectively	$91,829	$15,655
Acquired above market leases, net of accumulated amortization of $3,967 and $1,534, respectively	15,901	5,302
Total	$107,730	$20,957

Amortization expense recorded on the intangible assets for the years ended December 31, 2013, 2012, and 2011 was $10.5 million, $3.0 million, and $0.8 million, respectively.

Estimated future amortization expense of the respective acquired intangible lease assets as of December 31, 2013 for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
2014	$16,743	$3,525
2015	15,841	3,272
2016	14,575	2,649
2017	12,775	2,124
2018	9,377	1,542
2019 and thereafter	22,518	2,789
Total	$91,829	$15,901

The weighted-average amortization periods for acquired in-place lease and above-market lease intangibles are eight years and six years, respectively.

7. MORTGAGES AND LOANS PAYABLE

As of December 31, 2013, we had $200.9 million of outstanding mortgage notes payable, inclusive of a below-market assumed debt adjustment of $4.8 million. As of December 31, 2012, we had $159.0 million of outstanding mortgage notes payable, inclusive of a below-market assumed debt adjustment of $1.9 million.  Each mortgage note payable is secured by the respective property on which the debt was placed.  As of December 31, 2013 and 2012, the weighted-average interest rate for the loans was 5.61% and 3.58%, respectively.

We also have access to a $350 million unsecured revolving credit facility, which may be expanded to $600 million, with no current outstanding principal balance as of December 31, 2013, from which we may draw funds to pay certain long-term debt obligations as they mature. As of December 31, 2013, the current borrowing capacity of the unsecured revolving credit facility was $226.7 million, as calculated using properties eligible to be included in the calculation of the borrowing base as defined in the agreement. The interest rate on amounts outstanding under this credit facility is currently LIBOR plus 1.30%. The credit facility matures on December 18, 2017.

We previously had access to a $265.0 million secured revolving credit facility, with the ability to expand the facility to $300.0 million. Amounts outstanding under this facility incurred interest at rates ranging from 2.0% to 3.0% over LIBOR. This credit facility was scheduled to mature on December 21, 2015, but was closed upon our execution of the unsecured revolving credit facility in December 2013.

During the year ended December 31, 2013, in conjunction with our acquisition of 14 real estate properties, we assumed debt of $153.8 million with a fair value of $157.9 million. During the year ended December 31, 2012, in conjunction with our acquisition of five real estate properties, we assumed debt of $37.9 million with a fair value of $40.1 million. The assumed debt market adjustment will be amortized over the remaining life of the loans, and this amortization is classified as interest expense.

The amortization recorded on the assumed below-market debt adjustment was $1.2 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.

The following is a summary of our debt obligations as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Outstanding Principal Balance	Maximum Loan Capacity	Outstanding Principal Balance	Maximum Loan Capacity
Fixed rate mortgages payable(1)	$196,052	$196,052	$43,934	$43,934
Variable rate mortgages payable	—	—	76,424	89,475
Secured credit facility	—		36,709	40,000
Unsecured credit facility - fixed rate(2)	—	50,000	—	—
Unsecured credit facility - variable rate	—	176,745	—	10,000
Assumed below-market debt adjustment	4,820	N/A	1,940	N/A

Total	$200,872	$422,797	$159,007	$183,409

(1)
Due to the non-recourse nature of certain mortgages, the assets and liabilities of the following properties are neither available to pay the debts of the consolidated limited liability companies nor constitute obligations of the consolidated limited liability companies:  Baker Hill Center, Broadway Plaza, Publix at Northridge, Kleinwood Center, Murray Landing, Vineyard Center, Sunset Center, Westwoods Shopping Center, Stockbridge Commons, East Burnside Plaza, Fresh Market, Collington Plaza, Stop & Shop Plaza, and Arcadia Plaza. The outstanding principal balance of these non-recourse mortgages as of December 31, 2013 and 2012 was $157.8 million and $28.9 million, respectively.

(2)
As of December 31, 2013, the interest rate on $50.0 million of the amount available under our unsecured credit facility is effectually fixed at 2.10% through December 2017 by an interest rate swap agreement (see Notes 4 and 10).

Below is a listing of the mortgage loans payable with their respective principal payment obligations (in thousands) and weighted-average interest rates:

	2014	2015	2016	2017	2018	Thereafter	Total
Maturing debt:(1)
Fixed rate mortgages payable	$25,655	$34,890	$49,629	$44,240	$1,694	$39,944	$196,052

Weighted-average interest rate on debt:
Fixed rate mortgages payable(2)	6.8%	5.5%	5.7%	5.3%	6.2%	5.2%	5.6%

(1)	The debt maturity table does not include any below-market debt adjustment, of which $4.8 million, net of accumulated amortization, was outstanding as of December 31, 2013.

(2)
All but $6.4 million of the fixed rate debt represents loans assumed as part of certain acquisitions.  The assumed loans typically have higher interest rates than interest rates associated with new debt.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Acquired below-market leases, net of accumulated amortization of $2,708 and $811, respectively	$20,387	$4,892

Amortization recorded on the intangible liabilities for the years ended December 31, 2013, 2012, and 2011 was $1.9 million, $0.7 million, and $0.2 million, respectively.

Estimated future amortization income of the intangible lease liabilities as of December 31, 2013 for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	Below-Market Leases
2014	$3,270
2015	2,993
2016	2,614
2017	2,224
2018	1,844
2019 and thereafter	7,442

Total	$20,387

The weighted-average amortization period for below market lease intangibles is 10 years.

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

Operating Lease

We lease land under a long-term lease at one property, which was acquired in 2011. The current lease term expires on October 31, 2017.  Total rental expense for the lease was $19,800, $18,300 and $4,500 for the years ended December 31, 2013, 2012 and 2011, respectively.  Minimum rental commitments under the noncancelable term of the lease as of December 31, 2013 are as follows:  (i) 2014, $20,000; (ii) 2015, $20,000; (iii) 2016, $20,000; and (iv) 2017, $17,000.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in other income, net, on the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2013, we recorded a loss of $48,000 of hedge ineffectiveness in earnings attributable to a notional mismatch between the debt and derivative.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that an additional $0.2 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next 12 months. During the year ended December 31, 2013, we accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $6,000.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Loss

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2013 (in thousands). We had no derivative financial instruments in 2012.

Year Ended
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swap)	December 31, 2013
Amount of gain (loss) recognized in other comprehensive income on derivative	$633
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	(57)
Amount of loss recognized in income on derivative (ineffective portion, reclassifications of missed forecasted
transactions and amounts excluded from effectiveness testing)	(48)

Credit Risk-Related Contingent Features

We have an agreement with our derivative counterparty that contains a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.

As of December 31, 2013, the derivative is not in a liability position, and we have not posted any collateral related to this agreement nor were we in breach of any agreement provisions.

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

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our initial public offering. As of December 31, 2013, the Advisor, Sub-advisor and their affiliates have charged us approximately $26.3 million of organization and offering costs, and we have reimbursed $25.9 million of such costs, resulting in a net payable of $0.4 million. As of December 31, 2012, the Advisor, Sub-advisor and their affiliates had charged us approximately $7.2 million of organization and offering costs, and we had reimbursed $4.2 million of such costs, resulting in a net payable of $3.0 million.
Acquisition Fee—We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including any debt attributable to such investments.

Asset Management Fee—We issue to the Advisor and the Sub-advisor, on a quarterly basis, performance-based Class B units of the Operating Partnership.  During the year ended December 31, 2013, the Operating Partnership issued 532,381 Class B units to the Advisor and the Sub-advisor under the advisory agreement for the asset management services performed by the Advisor and the Sub-advisor during the period from October 1, 2012 through September 30, 2013. These Class B units will not vest until the conditions discussed in Note 2 have been met. Because we do not deem the vesting conditions to be probable, the units will not be recorded as equity or an obligation until the Class B units vest.

Prior to October 1, 2012, we paid the Advisor an asset management fee for the asset management services it provided pursuant to the advisory agreement. The asset management fee, payable monthly in arrears (based on assets we held during the previous month) was equal to 0.08333% of the sum of the cost of all real estate and real estate-related investments we owned and of our investments in joint ventures, including certain expenses and any debt attributable to such investments. However, the Advisor reimbursed all or a portion of the asset management fee for any applicable period to the extent that as of the date of the payment, our modified funds from operations (as defined in accordance with the then-current practice guidelines issued by the Investment Program Association with an additional adjustment to add back capital contribution amounts received from the Sub-advisor or an affiliate thereof, without any corresponding issuance of equity to the Sub-advisor or its affiliate), during the quarter were not at least equal to our declared distributions during the quarter. We could not avoid payment of an asset management fee by raising our distribution rate beyond $0.65 per share on an annualized basis.

The CBRE Investors paid asset management fees in cash pursuant to the advisory agreement between the Joint Venture and the Advisor through December 31, 2013. On December 31, 2013, we acquired the 46% interest in the Joint Venture previously owned by the CBRE Investors. As a result, we own 100% of the Joint Venture as of December 31, 2013.

Financing Fee—We pay the Advisor or Sub-advisor a financing fee equal to 0.75% of all amounts made available under any loan or line of credit.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, we will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if we sell an asset to an affiliate, our organizational documents will prohibit us from paying the Advisor, the Sub-advisor or their respective affiliates a disposition fee. As of December 31, 2013, we have not disposed of any properties or other investments, and no disposition fees have been earned by or paid to the Advisor or Sub-advisor.

General and Administrative Expenses—As of December 31, 2013 and 2012, we owed the Advisor, the Sub-advisor and their affiliates $85,000 and $2,000, respectively, for general and administrative expenses paid on our behalf. The sponsors provided $88,000 during the year ended December 31, 2011, for certain of our general and administrative expenses as capital contributions. The sponsors have not received, and will not receive, any reimbursement for these contributions. As of December 31, 2013, the Advisor, Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to the Advisor and the Sub-advisor, except for organization and offering costs and general and administrative expenses, which we disclose above, for the years ended December 31, 2013, 2012, and 2011, and any related amounts unpaid as of December 31, 2013 and 2012 (in thousands):

	For the Year Ended			Unpaid Amount as of
	December 31,			December 31,
	2013	2012	2011	2013	2012
Acquisition fees	$10,095	$1,705	$356	$—	$191
Class B unit distribution(1)	154	—	—	30	—
Asset management fees	999	1,243	347	—	248
Asset management fees waived	—	546	284
Asset management fees - net(2)	999	697	63	—	248
Financing fees	5,581	816	180	—	—
Disposition fees	—	—	—	—	—

(1)	Represents the distributions paid to the Advisor and Sub-advisor as holders of Class B units of the Operating Partnership.
(2)	Asset management fees are net of fees waived. The only amounts not waived since inception are those fees paid by the CBRE Investors.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership will pay to PE-ARC Special Limited Partner, LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to stockholders of a 7.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders.  The Advisor has a 15.0% interest and the Sub-advisor has an 85.0% interest in the Special Limited Partner. No sales of real estate assets occurred in the years ended December 31, 2013, 2012, and 2011.

Subordinated Incentive Listing Distribution—The Operating Partnership will pay to the Special Limited Partner a subordinated incentive listing distribution upon the listing of our common stock on a national securities exchange. Such incentive listing distribution is equal to15.0% of the amount by which the market value of all of our issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders.

Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution. No subordinated incentive listing distribution was earned for the years ended December 31, 2013, 2012, and 2011.

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the advisory agreement, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the cost of our assets plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders.  In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the years ended December 31, 2013, 2012 and 2011, and any related amounts unpaid as of December 31, 2013 and 2012 (in thousands):

				Unpaid Amount as of
	For the Year Ended December 31,			December 31,	December 31,
	2013	2012	2011	2013	2012
Property management fees	$3,011	$756	$157	$418	$112
Leasing commissions	1,239	302	34	80	96
Construction management fees	293	41	3	50	18
Other fees and reimbursements	684	191	46	89	(20)
Total	$5,227	$1,290	$240	$637	$206

Dealer Manager—Our dealer manager is Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is a subsidiary of an entity which is under common ownership with our AR Capital sponsor and provided certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under our initial public offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager was generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.  The Dealer Manager typically reallowed 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers.

Summarized below are the fees earned by the Dealer Manager for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Selling commissions	$100,148	$7,880	$1,014
Selling commissions reallowed	100,148	7,880	1,014
Dealer manager fees	46,981	2,552	350
Dealer manager fees reallowed	17,116	767	76

Share Purchases by Sub-advisor—The Sub-advisor agreed to purchase on a monthly basis sufficient shares sold in our public offering such that the total shares owned by the Sub-advisor was equal to at least 0.10% of our outstanding shares (excluding shares issued after the commencement of, and outside of, the initial public offering) at the end of each immediately preceding month. The Sub-advisor purchased shares at a purchase price of $9.00 per share, reflecting no dealer manager fee or selling commissions being paid on such shares. The Sub-advisor may not sell any of these shares while serving as the Sub-advisor.

As of December 31, 2013, the Sub-advisor owned 176,509 shares of our common stock, or approximately 0.10% of our outstanding common stock.  As of December 31, 2012, the Sub-advisor owned 23,061 shares of our common stock, or approximately 0.17% of our outstanding common stock.

Joint Venture—On September 20, 2011, we entered into the Joint Venture. Prior to December 31, 2013, the Joint Venture made periodic distributions of net cash flow to us and the CBRE Investors pro rata based on our respective percentage interests. The portion allocated to the CBRE Investors was first to be distributed to the CBRE Investors until they had received an inflation-adjusted real rate of return of 5%. The remaining net cash flow allocated to the CBRE Investors was then to be distributed 85% to the CBRE Investors and 15% to the Sub-advisor, which was also a limited partner for purposes of the right to earn a promote, but which did not invest any capital in the Joint Venture.

On December 31, 2013, we entered into an agreement with the CBRE Investors and the Sub-advisor for the purchase of the Joint Venture interests held by the CBRE Investors. We paid to the CBRE Investors a purchase price of $57.0 million under this agreement. This agreement also provided for the purchase by the CBRE Investors of the Joint Venture interest held by the Sub-advisor, prior to our purchase of the CBRE Investors’ interests, for approximately $1.4 million. As a result of this transaction, we indirectly acquired the Sub-advisor’s interest in the Joint Venture.

12. ECONOMIC DEPENDENCY

We are dependent on the Advisor, the Sub-advisor, the Property Manager, and their respective affiliates for certain services that are essential to us, including asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor, and/or the Property Manager are unable to provide such services, we would be required to find alternative service providers or sources of capital.

As of December 31, 2013 and 2012, we owed the Advisor, the Sub-advisor and their respective affiliates approximately $1.1 million and $3.6 million, respectively, for offering and organization expenses, general and administrative expenses and asset management, property management, and other fees payable as shown below (in thousands):

	2013	2012
Offering and organization expenses payable	$379	$2,987
General and administrative expenses of the company paid by a sponsor	85	2
Asset management, property management, and other fees payable	668	645
Total due	$1,132	$3,634

In addition, the sponsors have provided $0.2 million since inception for certain of our general and administrative expenses as capital contributions. There were no sponsor contributions for the years ended December 31, 2013 and 2012. There was $88,000 in sponsor contributions for the year ended December 31, 2011. The sponsors have not received, and will not receive, any reimbursement for these contributions.  Our sponsors do not intend to make further capital contributions to continue to fund certain of our general and administrative expenses.

13. OPERATING LEASES

The terms and expirations of our operating leases with our tenants vary. The leases frequently have provisions to extend the lease agreements and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at December 31, 2013, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
2014	$96,252
2015	89,399
2016	80,990
2017	71,596
2018	59,287
2019 and thereafter	262,666
Total	$660,190

No one tenant comprised 10% or more of our aggregate annualized effective rent as of December 31, 2013.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2013
	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenue	$11,237	$15,164	$20,144	$26,620
Operating income (loss)	(811)	646	910	(2,764)
Net loss attributable to Company stockholders	(2,848)	(1,993)	(1,408)	(6,155)
Loss per share - basic and diluted	(0.16)	(0.05)	(0.02)	(0.05)

	2012
	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenue	$2,215	$3,105	$5,148	$7,082
Operating loss	(52)	(725)	(424)	(53)
Net loss attributable to Company stockholders	(258)	(805)	(1,036)	(1,247)
Loss per share - basic and diluted	(0.08)	(0.17)	(0.15)	(0.11)

15. SUBSEQUENT EVENTS

Distributions

Distributions equal to a daily amount of $0.00183562 per share of common stock outstanding were paid subsequent to December 31, 2013 to the stockholders of record from December 1, 2013 through February 28, 2014 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRP	Net Cash Distribution
December 1, 2013 through December 31, 2013	1/2/2014	$9,779	$5,139	$4,640
January 1, 2014 through January 31, 2014	2/3/2014	10,034	5,284	4,750
February 1, 2014 through February 28, 2014	3/3/2014	9,094	4,788	4,306

On January 14, 2014, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing March 1, 2014 through and including March 31, 2014. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. We expect to pay these distributions on April 1, 2014. On February 13, 2014, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing April 1, 2014 through and including April 30, 2014. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. We expect to pay these distributions on May 1, 2014. This equates to an approximate 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Acquisitions

Subsequent to December 31, 2013, we acquired a 100% ownership interest in the following properties (dollars in thousands):

Property Name	Location	Anchor	Acquisition Date	Purchase Price	Square Footage	Leased % at Acquisition
Fair Acres	Oshkosh, WI	Pick 'n Save	1/21/2014	$9,800	85,523	95.4%
Savoy Plaza	Savoy, IL	Schnucks	1/31/2014	17,200	146,624	83.9%
The Shops of Uptown	Park Ridge, IL	Trader Joe's	2/25/2014	26,961	70,402	96.5%
Chapel Hill North	Chapel Hill, NC	Harris Teeter	2/28/2014	16,100	96,290	95.2%
JBG Portfolio:
Winchester Gateway	Winchester, VA	Martin's	3/5/2014	38,350	157,377	95.8%
Stonewall Plaza	Winchester, VA	Martin's	3/5/2014	29,500	119,159	88.7%
Coppell Market Center	Coppell, TX	Market Street	3/5/2014	19,075	90,225	100.0%
Harrison Pointe	Cary, NC	Harris Teeter	3/11/2014	22,700	130,758	95.8%
Hurstbourne Town Fair	Louisville, KY	Walmart	3/12/2014	24,250	234,364	97.4%

The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisitions of the aforementioned properties have not been presented as the initial accounting for these acquisitions was incomplete at the time this Annual Report on Form 10-K was filed with the SEC. The initial accounting was incomplete due to the late closing dates of the acquisitions.

Sale of Derivative

On February 21, 2014, we sold our interest rate swap to an unaffiliated party for a sale price of $520,000.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2013

(in thousands)				Initial Cost (1)			Gross amount carried at end of period
Property Name	City	State	Encumbrances	Land	Buildings and Improvements	Adjustments to Basis (2)	Land (3)	Buildings and Improvements(3)	Total(4)	Accumulated Depreciation(5)	Date Constructed/ Renovated	Date Acquired
Lakeside Plaza	Salem	VA	$—	$2,614	$5,977	$159	$2,614	$6,112	$8,726	$1,130	1988	12/10/2010
Snow View Plaza	Parma	OH	—	3,386	7,150	1,764	3,386	7,480	10,866	1,461	1981/2008	12/15/2010
St. Charles Plaza	Haines City	FL	—	2,780	5,709	1,611	2,780	5,755	8,535	922	2007	6/10/2011
Centerpoint	Easley	SC	—	2,132	4,633	85	2,132	4,925	7,057	552	2002	10/14/2011
Southampton Village	Tyrone	GA	—	2,133	5,713	504	2,133	5,964	8,097	708	2003	10/14/2011
Burwood Village Center	Glen Burnie	MD	—	3,828	11,786	986	3,828	11,842	15,670	1,357	1971	11/9/2011
Cureton Town Center	Waxhaw	NC	—	4,653	8,113	1,184	4,653	8,344	12,997	934	2006	12/29/2011
Tramway Crossing	Sanford	NC	—	1,230	3,856	414	1,230	3,927	5,157	540	1996/2000	2/23/2012
Westin Centre	Fayetteville	NC	—	1,463	4,226	361	1,463	4,276	5,739	662	1996/1999	2/23/2012
The Village at Glynn Place	Brunswick	GA	—	3,671	7,626	53	3,671	7,777	11,448	921	1996	4/27/2012
Meadowthorpe Shopping Center	Lexington	KY	4,668	3,193	5,085	441	3,193	5,179	8,372	685	1989/2008	5/9/2012
New Windsor Marketplace	Windsor	CO	—	3,044	2,152	354	3,044	2,246	5,290	234	2003	5/9/2012
Vine Street Square	Kissimmee	FL	—	5,438	7,229	983	5,438	7,320	12,758	785	1996/2011	6/4/2012
Northtowne Square	Gibsonia	PA	6,370	1,305	8,749	521	1,305	8,839	10,144	915	1993	6/19/2012
Brentwood Commons	Bensenville	IL	—	5,141	8,990	719	5,141	9,104	14,245	913	1981/2001	7/5/2012
Sidney Towne Center	Sidney	OH	—	850	4,382	(932)	850	4,573	5,423	425	1981/2007	8/2/2012
Broadway Plaza	Tucson	AZ	6,834	3,704	8,444	926	3,704	8,678	12,382	659	1982-1995	8/13/2012
Richmond Plaza	Augusta	GA	—	4,647	13,754	1,099	4,647	14,055	18,702	965	1980/2009	8/30/2012
Publix at Northridge	Sarasota	FL	9,802	4,155	7,148	569	4,155	7,240	11,395	438	2003	8/30/2012
Baker Hill Center	Glen Ellyn	IL	11,775	5,585	15,220	1,524	5,585	15,255	20,840	947	1998	9/6/2012
New Prague Commons	New Prague	MN	—	2,027	7,826	297	2,027	7,872	9,899	437	2008	10/12/2012
Brook Park Plaza	Brook Park	OH	3,270	1,702	8,437	506	1,702	8,528	10,230	459	2001	10/23/2012
Heron Creek Towne Center	North Port	FL	—	2,848	5,296	506	2,848	5,351	8,199	271	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster	CA	—	4,977	14,904	1,089	4,977	14,924	19,901	718	1991/2012	12/26/2012
Hilfiker Square	Salem	OR	—	2,063	5,142	795	2,063	5,159	7,222	217	1984/2011	12/28/2012
Village One Plaza	Modesto	CA	—	3,558	20,360	2,582	3,558	20,419	23,977	765	2007	12/28/2012
Butler Creek	Acworth	GA	—	2,855	7,199	596	2,855	7,470	10,325	354	1989	1/15/2013
Fairview Oaks	Ellenwood	GA	—	2,483	6,346	471	2,483	6,412	8,895	302	1996	1/15/2013
Grassland Crossing	Alpharetta	GA	—	2,693	6,778	229	2,693	7,040	9,733	314	1996	1/15/2013
Hamilton Ridge	Buford	GA	—	2,616	8,606	578	2,616	8,640	11,256	385	2002	1/15/2013
Mableton Crossing	Mableton	GA	—	3,020	7,819	661	3,020	7,899	10,919	379	1997	1/15/2013
The Shops at Westridge	McDonough	GA	—	1,792	4,897	861	1,792	4,907	6,699	219	2006	1/15/2013
Fairlawn Town Centre	Fairlawn	OH	—	7,179	32,223	2,798	7,179	33,120	40,299	1,466	1962/1996	1/30/2013
Macland Pointe	Marietta	GA	—	2,057	6,757	336	2,057	7,083	9,140	309	1992	2/13/2013

(in thousands)				Initial Cost (1)			Gross amount carried at end of period
Property Name	City	State	Encumbrances	Land	Buildings and Improvements	Adjustments to Basis (2)	Land (3)	Buildings and Improvements(3)	Total(4)	Accumulated Depreciation(5)	Date Constructed/ Renovated	Date Acquired
Murray Landing	Irmo	SC	$6,330	$1,793	$7,990	$619	$1,793	$8,017	$9,810	$264	2003	3/21/2013
Vineyard Center	Tallahassee	FL	6,600	1,878	5,104	281	1,878	5,168	7,046	173	2002	3/21/2013
Kleinwood Center	Spring	TX	23,640	8,467	21,964	3,904	8,467	22,170	30,637	718	2003	3/21/2013
Lutz Lake Crossing	Lutz	FL	—	2,066	7,171	563	2,066	7,339	9,405	222	2002	4/4/2013
Publix at Seven Hills	Spring Hill	FL	—	1,542	6,271	687	1,542	6,299	7,841	207	1991/2006	4/4/2013
Hartville Centre	Hartville	OH	—	1,344	4,417	1,539	1,344	5,107	6,451	149	1988/2008	4/23/2013
Sunset Center	Corvallis	OR	17,685	5,982	16,890	2,028	5,982	16,930	22,912	416	1998/2000	5/31/2013
Savage Town Square	Savage	MN	—	2,625	10,890	1,388	2,625	10,890	13,515	233	2003	6/19/2013
Northcross	Austin	TX	—	27,885	28,467	5,148	27,885	28,623	56,508	605	1975/2006/2010	6/24/2013
Glenwood Crossing	Kenosha	WI	—	972	10,814	1,036	972	10,859	11,831	205	1992	6/27/2013
Pavilions at San Mateo	Albuquerque	NM	—	4,987	20,209	3,154	4,987	20,402	25,389	419	1997	6/27/2013
Shiloh Square	Kennesaw	GA	—	3,997	9,416	1,087	3,997	9,638	13,635	208	1996/2003	6/27/2013
Boronda Plaza	Salinas	CA	—	7,468	13,429	1,803	7,468	13,497	20,965	266	2003/2006	7/3/2013
Rivergate	Macon	GA	—	5,279	24,335	2,740	5,279	24,819	30,098	392	1990/2005	7/18/2013
Westwoods Shopping Center	Arvada	CO	8,800	2,526	12,295	521	2,526	12,359	14,885	208	2003	8/8/2013
Paradise Crossing	Lithia Springs	GA	—	1,442	6,826	732	1,442	6,921	8,363	121	2000	8/13/2013
Contra Loma Plaza	Antioch	CA	—	2,466	4,306	478	2,466	4,355	6,821	56	1989	8/19/2013
South Oaks Plaza	St. Louis	MO	—	1,251	7,321	928	1,251	7,402	8,653	101	1969/1987	8/21/2013
Yorktown Centre	Erie	PA	—	2,155	16,976	2,269	2,155	16,976	19,131	277	1989/2013	8/30/2013
Stockbridge Commons	Fort Mill	SC	10,023	3,733	10,366	1,199	3,733	10,468	14,201	148	2003/2012	9/3/2013
Dyer Crossing	Dyer	IN	10,652	4,508	11,723	2,518	4,508	11,757	16,265	163	2004/2005	9/4/2013
East Burnside Plaza	Portland	OR	6,295	2,371	5,535	835	2,371	5,545	7,916	67	1955/1999	9/12/2013
Red Maple Village	Tracy	CA	—	8,227	20,489	2,424	8,227	20,489	28,716	186	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor	FL	—	1,495	8,758	1,847	1,495	8,764	10,259	87	2010	9/25/2013
CitiCentre Plaza	Carroll	IA	—	536	2,764	450	536	2,789	3,325	34	1991/1995	10/2/2013
Duck Creek Plaza	Bettendorf	IA	—	3,641	13,977	2,082	3,641	14,003	17,644	140	2005/2006	10/8/2013
Cahill Plaza	Inver Grove Heights	MN	—	1,963	5,737	650	1,963	5,738	7,701	62	1995	10/9/2013
Pioneer Plaza	Springfield	OR	—	4,528	6,100	1,222	4,528	6,107	10,635	45	1989/2008	10/18/2013
Fresh Market	Normal	IL	5,954	1,655	9,478	617	1,655	9,478	11,133	62	2002	10/22/2013
Courthouse Marketplace	Virginia Beach	VA	—	5,568	8,624	1,858	5,568	8,645	14,213	61	2005	10/25/2013
Hastings Marketplace	Hastings	MN	—	2,973	11,051	1,851	2,973	11,051	14,024	78	2002	11/6/2013
Shoppes of Paradise Lakes	Miami	FL	5,983	5,043	6,787	1,446	5,043	6,789	11,832	52	1999	11/7/2013
Coquina Plaza	Davie	FL	7,327	8,388	12,840	1,882	8,388	12,840	21,228	89	1998	11/7/2013
Butler's Crossing	Watkinsville	GA	—	695	7,325	880	695	7,336	8,031	53	1997	11/7/2013
Lakewood Plaza	Spring Hill	FL	—	2,808	11,715	777	2,808	11,716	14,524	89	1993/1997	11/7/2013
Collington Plaza	Bowie	MD	24,219	10,788	16,561	3,258	10,788	16,561	27,349	55	1996	11/21/2013
Golden Town Center	Golden	CO	—	5,895	11,337	1,783	5,895	11,338	17,233	43	1993/2003	11/22/2013
Northstar Marketplace	Ramsey	MN	—	2,148	9,866	1,986	2,148	9,866	12,014	36	2004	11/27/2013
Bear Creek Plaza	Petoskey	MI	—	3,583	19,705	2,163	3,583	19,705	23,288	—	1998/2009	12/19/2013
Flag City Station	Findlay	OH	—	2,984	11,331	1,346	2,984	11,331	14,315	—	1992	12/19/2013

(in thousands)				Initial Cost (1)			Gross amount carried at end of period
Property Name	City	State	Encumbrances	Land	Buildings and Improvements	Adjustments to Basis (2)	Land (3)	Buildings and Improvements(3)	Total(4)	Accumulated Depreciation(5)	Date Constructed/ Renovated	Date Acquired
Southern Hills Crossing	Moraine	OH	$—	$326	$1,933	$204	$326	$1,933	$2,259	$—	2002	12/19/2013
Sulphur Grove	Huber Heights	OH	—	380	2,315	219	380	2,315	2,695	—	2004	12/19/2013
East Side Square	Springfield	OH	—	239	1,118	114	239	1,118	1,357	—	2007	12/19/2013
Hoke Crossing	Clayton	OH	—	328	1,212	178	328	1,212	1,540	—	2006	12/19/2013
Town & Country Shopping Center	Noblesville	IN	—	5,296	18,333	2,420	5,296	18,333	23,629	—	1998	12/19/2013
Sterling Pointe Center	Lincoln	CA	—	5,719	21,158	3,898	5,719	21,158	26,877	—	2004	12/20/2013
Southgate Shopping Center	Des Moines	IA	—	1,432	9,359	(1,066)	1,432	9,359	10,791	—	1972/2013	12/20/2013
Arcadia Plaza	Phoenix	AZ	6,455	5,106	7,572	972	5,106	7,572	12,678	—	1980	12/30/2013
Stop & Shop Plaza	Enfield	CT	13,370	6,879	17,041	2,419	6,879	17,090	23,969	—	1988	12/30/2013
Totals			$196,052	$302,182	$825,733	$98,967	$302,182	$833,892	$1,136,074	$29,538
(1) The initial cost to us represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(2) The amounts reflected in the column labeled “Adjustments to Basis” include above- and below-market leases and in-place values that are recorded at the time of acquisition. Such amounts are not included in our determination of the total gross amount carried at the end of the period.
(3) The aggregate cost of real estate owned at December 31, 2013.
(4) Reconciliation of real estate owned:

	2013	2012
Balance at January 1	$291,175	$70,753
Real estate acquisitions	837,881	219,377
Additions to/improvements of real estate	7,018	1,045
Balance at December 31	$1,136,074	$291,175
(5) Reconciliation of accumulated depreciation:

	2013	2012
Balance at January 1	$7,317	$1,261
Depreciation expense	22,221	6,056
Balance at December 31	$29,538	$7,317

* * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 13th day of March 2014.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2014
Jeffrey S. Edison

/s/ DEVIN I. MURPHY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2014
Devin I. Murphy

/s/ WILLIAM M. KAHANE	Director	March 13, 2014
William M. Kahane

/s/ LESLIE T. CHAO	Director	March 13, 2014
Leslie T. Chao

/s/ PAUL J. MASSEY, JR.	Director	March 13, 2014
Paul J. Massey, Jr.

/s/ STEPHEN R. QUAZZO	Director	March 13, 2014
Stephen R. Quazzo