Form 10-Q
period 2014-03-31
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2014-05-08
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2014, there were 178.5 million outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
FORM 10-Q
March 31, 2014

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

The information furnished in the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned condensed consolidated financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the notes to such condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Phillips Edison – ARC Shopping Center REIT Inc.’s results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Investment in real estate:
Land	$366,262	$302,182
Building and improvements	1,025,036	833,892
Total investment in real estate assets	1,391,298	1,136,074
Accumulated depreciation and amortization	(40,092)	(29,538)
Total investment in real estate assets, net	1,351,206	1,106,536
Acquired intangible lease assets, net of accumulated amortization of $20,030 and $14,330, respectively	135,423	107,730
Cash and cash equivalents	257,480	460,250
Restricted cash and investments	11,102	9,859
Accounts receivable, net of bad debt reserve of $315 and $151, respectively	13,716	12,982
Deferred financing expense, less accumulated amortization of $2,532 and $1,715, respectively	10,812	10,091
Derivative asset	—	818
Prepaid expenses and other	16,412	13,261
Total assets	$1,796,151	$1,721,527
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$286,098	$200,872
Acquired below market lease intangibles, less accumulated amortization of $3,596 and $2,708, respectively	22,069	20,387
Accounts payable	438	1,657
Accounts payable – affiliates	1,214	1,132
Accrued and other liabilities	31,016	27,947
Total liabilities	340,835	251,995
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at March 31, 2014
and December 31, 2013	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 177,435,825 and 175,594,613 shares issued and
outstanding at March 31, 2014 and December 31, 2013, respectively	1,774	1,756
Additional paid-in capital	1,554,303	1,538,185
Accumulated other comprehensive income	—	690
Accumulated deficit	(100,850)	(71,192)
Total stockholders’ equity	1,455,227	1,469,439
Noncontrolling interests	89	93
Total equity	1,455,316	1,469,532
Total liabilities and equity	$1,796,151	$1,721,527

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$27,224	$8,865
Tenant recovery income	8,306	2,341
Other property income	147	31
Total revenues	35,677	11,237
Expenses:
Property operating	6,125	1,896
Real estate taxes	4,282	1,512
General and administrative	1,771	892
Acquisition expenses	5,386	2,514
Depreciation and amortization	15,403	5,234
Total expenses	32,967	12,048
Operating income (loss)	2,710	(811)
Other income (expense):
Interest expense, net	(3,680)	(2,100)
Other income, net	547	—
Net loss	(423)	(2,911)
Net loss attributable to noncontrolling interests	—	63
Net loss attributable to Company stockholders	$(423)	$(2,848)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$0.00	$(0.16)
Weighted-average common shares outstanding - basic and diluted	176,854,929	17,448,804
Comprehensive loss:
Net loss	$(423)	$(2,911)
Other comprehensive income:
Change in unrealized loss on interest rate swaps, net	(690)	(83)
Comprehensive loss	(1,113)	(2,994)
Comprehensive loss attributable to noncontrolling interests	—	63
Comprehensive loss attributable to Company stockholders	$(1,113)	$(2,931)

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)
(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Total
Balance at January 1, 2013	13,801,251	$138	$118,238	$—	$(11,720)	$106,656	$45,615	$152,271
Issuance of common stock	8,608,447	86	85,539	—	—	85,625	—	85,625
Dividend reinvestment plan (DRP)	106,989	1	1,016	—	—	1,017	—	1,017
Change in unrealized loss on interest rate swaps	—	—	—	(83)	—	(83)	—	(83)
Common distributions declared, $0.16 per share	—	—	—	—	(2,859)	(2,859)	—	(2,859)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,913)	(1,913)
Offering costs	—	—	(12,238)	—	—	(12,238)	—	(12,238)
Net loss	—	—	—	—	(2,848)	(2,848)	(63)	(2,911)
Balance at March 31, 2013	22,516,687	$225	$192,555	$(83)	$(17,427)	$175,270	$43,639	$218,909

Balance at January 1, 2014	175,594,613	$1,756	$1,538,185	$690	$(71,192)	$1,469,439	$93	$1,469,532
Issuance of common stock	256,030	2	2,531	—	—	2,533	—	2,533
Share repurchases	(15,971)	—	(153)	—	—	(153)	—	(153)
Dividend reinvestment plan (DRP)	1,601,153	16	15,195	—	—	15,211	—	15,211
Change in unrealized loss on interest rate swaps	—	—	—	(690)	—	(690)	—	(690)
Common distributions declared, $0.17 per share	—	—	—	—	(29,235)	(29,235)	—	(29,235)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(1,455)	—	—	(1,455)	—	(1,455)
Net loss	—	—	—	—	(423)	(423)	—	(423)
Balance at March 31, 2014	177,435,825	$1,774	$1,554,303	$—	$(100,850)	$1,455,227	$89	$1,455,316

See notes to condensed consolidated financial statements.

PHILLIPS EDISON-ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(423)	$(2,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,870	5,069
Net amortization of above- and below-market leases	89	151
Amortization of deferred financing costs	816	370
Loss on write-off of unamortized debt issuance costs and capitalized leasing commissions	10	—
Change in fair value of derivative asset	(392)	—
Straight-line rental income	(831)	(282)
Changes in operating assets and liabilities:
Accounts receivable	97	(726)
Prepaid expenses and other	(37)	(418)
Accounts payable	(1,003)	(325)
Accounts payable – affiliates	386	(59)
Accrued and other liabilities	2,774	3,046
Net cash provided by operating activities	16,356	3,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(201,808)	(122,212)
Capital expenditures	(1,079)	(510)
Change in restricted cash and investments	(1,243)	(798)
Net cash used in investing activities	(204,130)	(123,520)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,533	85,625
Redemptions of common stock	(155)	—
Payment of offering costs	(1,759)	(13,037)
Payments on mortgages and loans payable	(900)	(47,430)
Proceeds from mortgages and loans payable	—	102,073
Proceeds from sale of derivative	520	—
Distributions paid, net of DRP	(13,699)	(1,400)
Distributions to noncontrolling interests	—	(1,909)
Payments of loan financing costs	(1,536)	(3,819)
Net cash (used in) provided by financing activities	(14,996)	120,103
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(202,770)	498
CASH AND CASH EQUIVALENTS:
Beginning of period	460,250	7,654
End of period	$257,480	$8,152
SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$2,686	$1,500
Change in offering costs payable to advisor and sub-advisor	(304)	(799)
Change in distributions payable	325	442
Change in distributions payable – noncontrolling interests	4	4
Change in accrued share repurchase obligation	(2)	—
Assumed debt	86,644	39,356
Accrued capital expenditures	1,961	401
Distributions reinvested	15,211	1,017

See notes to condensed consolidated financial statements.

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

On January 13, 2010, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180 million shares of common stock for sale to the public, of which 150 million shares were registered in our primary offering and 30 million shares were registered under our dividend reinvestment plan (the “DRP”). The SEC declared our registration statement effective on August 12, 2010. On November 19, 2013, we reallocated 26.5 million shares from the DRP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated approximately 2.7 million unsold shares from the primary offering to the DRP. We continue to offer up to approximately 6.2 million shares of common stock under the DRP. Stockholders who elect to participate in the DRP may choose to invest all or a portion of their cash distributions in shares of our common stock at a purchase price of $9.50 per share.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by AR Capital, LLC (formerly American Realty Capital II, LLC) (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”), and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor, pursuant to a sub-advisory agreement between the Advisor and the Sub-advisor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.  As of March 31, 2014, we owned fee simple interests in 100 real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

On September 20, 2011, we entered into a joint venture with a group of institutional international investors advised by CBRE Investors Global Multi Manager (each a “CBRE Investor”). The joint venture was in the form of PECO-ARC Institutional Joint
Venture I., L.P., a Delaware limited partnership (the “Joint Venture”).  We serve as the general partner and manage the operations of the Joint Venture. Prior to December 31, 2013, we indirectly held a 54% interest in the Joint Venture, and the CBRE Investors held the remaining 46% interest.  We contributed approximately $58.7 million, in the form of equity interests in six wholly owned real estate properties and cash, to the Joint Venture, and the CBRE Investors contributed $50.0 million in cash. On December 31, 2013, we acquired the 46% interest in the Joint Venture previously owned by the CBRE Investors for a purchase price of $57.0 million. As a result, we owned 100% of the Joint Venture as of December 31, 2013. Prior to December 31, 2013, we owned a 54% interest in 20 of our real estate properties through the Joint Venture.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the three months ended March 31, 2014. For a summary of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited financial statements of Phillips Edison—ARC Shopping Center REIT Inc. for the year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

The accompanying condensed consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

Investment Property and Lease Intangibles—Real estate assets we have acquired are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally five to seven years for furniture, fixtures and equipment, 15 years for land improvements and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.

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

Acquired above- and below-market lease values are recorded based on the present value (using interest rates that reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases.  We also consider fixed-rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized.  If a tenant has a unilateral option to renew a below-market lease and we determine that the tenant has a financial incentive to exercise such option, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized.

Management estimates the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair values as of the assumption date, and the difference between each estimated fair value and each note’s outstanding principal balance is amortized over the life of the mortgage note payable as an adjustment to interest expense.

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

Noncontrolling Interests—Noncontrolling interests in the condensed consolidated balance sheets represent the economic equity interests of the Joint Venture and a subsidiary of the Joint Venture that were not owned by us. Noncontrolling interests in the condensed consolidated statements of equity represent contributions, distributions and allocated earnings to the CBRE Investors and unaffiliated holders of interests in a subsidiary of the Joint Venture. Noncontrolling interests in earnings of the Joint Venture in the condensed consolidated statements of operations and comprehensive loss represent losses allocated to noncontrolling interests based on the economic ownership percentage of the consolidated Joint Venture held by these investors. On December 31, 2013, we acquired the 46% interest in the Joint Venture previously owned by the CBRE Investors for a purchase price of $57.0 million. As a result, we own 100% of the Joint Venture commencing December 31, 2013.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents for the three months ended March 31, 2014 and 2013.

There were 877,336 and 59,245 Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of March 31, 2014 and 2013, respectively, that were excluded from diluted net loss per share computations as their effect would have been antidilutive.

Impact of Recently Issued Accounting Pronouncements—In March 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this update include technical corrections to the glossary including glossary links, glossary term deletions, glossary term name changes, and other miscellaneous technical corrections. In addition, the update includes more substantive, limited-scope improvements to reduce instances of the same term appearing multiple times in the glossary with similar, but not entirely identical, definitions. ASU 2014-06 was effective upon issuance. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard will be effective for us on January 1, 2015. The adoption of this pronouncement may affect our presentation and disclosure of any future property dispositions.

3. EQUITY

General—We have the authority to issue a total of 1,000,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2014, we had issued 177,547,179 shares of common stock generating gross cash proceeds of $1.76 billion.  As of March 31, 2014, there were 177,435,825 shares of our common stock outstanding, which is net of 111,354 shares repurchased from stockholders pursuant to our share repurchase program, and we had issued no shares of preferred stock. The holders of shares of the common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted the DRP that allows stockholders to invest distributions in additional shares of our common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.  Distributions reinvested through the DRP for the three months ended March 31, 2014 and 2013, were $15.2 million and $1.0 million, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. During the three months ended March 31, 2014, there were 15,971 shares repurchased for $155,200 under the share repurchase program for an average repurchase price of $9.72 per share.  As of March 31, 2014, we recorded a liability of $73,000 that represents our obligation to repurchase 7,407 shares of common stock submitted for repurchase during the three months ended March 31, 2014 but not yet repurchased. During the three months ended March 31, 2013, there were no shares repurchased under the share repurchase program.

2010 Long-Term Incentive Plan—We have adopted a 2010 Long-Term Incentive Plan which may be used to attract and retain officers, advisors, and consultants. We have not issued any shares under this plan as of March 31, 2014.

2010 Independent Director Stock Plan—We have also adopted an Amended and Restated 2010 Independent Director Stock Plan which may be used to offer independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting. We have not issued any shares under this plan as of March 31, 2014.

4. FAIR VALUE MEASUREMENT

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

Mortgages and loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rate used approximates current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  Such discount rates were 4.25% and 4.5% for secured fixed-rate debt as of March 31, 2014 and December 31, 2013, respectively.  We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed.  The fair value and recorded value of our borrowings as of March 31, 2014, were $290.9 million and $286.1 million, respectively.  The fair value and recorded value of our borrowings as of December 31, 2013, were $201.4 million and $200.9 million, respectively.

Derivative instruments — As of December 31, 2013, we were a party to one interest rate swap agreement with a notional amount of $50.0 million that was measured at fair value on a recurring basis.  The interest rate swap agreement effectually fixed the variable interest rate of a $50.0 million portion of our unsecured credit facility at 2.10% through December 2017. On February 21, 2014, we sold our interest rate swap to an unaffiliated party.

The fair value of the interest rate swap agreement as of December 31, 2013 was based on the estimated amount we would receive or pay to terminate the contract at the reporting date and was determined using interest rate pricing models and interest rate related observable inputs.  Although we determined that the significant inputs used to value our derivative fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amount we realized upon disposition of the financial asset on February 21, 2014 (see Note 10).

A summary of our financial asset that was measured at fair value, by level within the fair value hierarchy is as follows (in thousands):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$—	$—	$—	$—	$818	$—	$818

5. REAL ESTATE ACQUISITIONS

For the three months ended March 31, 2014, we acquired 17 grocery-anchored retail centers for a combined purchase price of approximately $285.7 million, including $84.4 million of assumed debt with a fair value of $86.6 million.  The following tables present certain additional information regarding our acquisitions of properties which were deemed individually immaterial when acquired, but are material in the aggregate.  We allocated the purchase price of these acquisitions to the fair value of the assets acquired and lease liabilities assumed as follows (in thousands):

Three Months Ended March 31, 2014
Land	$64,080
Building and improvements	190,806
Acquired in-place leases	24,150
Acquired above-market leases	9,243
Acquired below-market leases	(2,570)
Total	$285,709

The amounts recognized for revenues, acquisition expenses and net loss from each respective acquisition date to March 31, 2014 related to the operating activities of our material acquisitions are as follows (in thousands):

Three Months Ended March 31, 2014
Revenues	$2,164
Acquisition expenses	5,188
Net loss	(5,511)

The following unaudited information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2013 and 2014 had been acquired on January 1, 2013.

We estimated that revenues, on a pro forma basis, for the three months ended March 31, 2014 and 2013, would have been approximately $40.9 million and $40.1 million, respectively, and our net income attributable to our stockholders, on a pro forma basis, would have been approximately $6.0 million and $5.0 million, respectively. The pro forma net income per share would have been approximately $0.03 and $0.04 for the three months ended March 31, 2014 and 2013, respectively.

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

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Acquired in-place leases, net of accumulated amortization of $15,085 and $10,363, respectively	$111,257	$91,829
Acquired above market leases, net of accumulated amortization of $4,945 and $3,967, respectively	24,166	15,901
Total	$135,423	$107,730

Amortization expense recorded on the intangible assets for the three months ended March 31, 2014 and 2013 was $5.7 million and $1.7 million, respectively.

Estimated future amortization expense of the respective acquired intangible lease assets as of March 31, 2014 for the remainder of 2014 and for each of the four succeeding calendar years and thereafter is as follows (in thousands):

Year	In-Place Leases	Above Market Leases
April 1 to December 31, 2014	$15,863	$3,329
2015	20,489	4,200
2016	18,458	3,570
2017	16,441	3,018
2018	12,489	2,372
2019 and thereafter	27,517	7,677
Total	$111,257	$24,166

The weighted-average amortization periods for acquired in-place lease and above-market lease intangibles are seven years and eight years, respectively.

7. MORTGAGES AND LOANS PAYABLE

As of March 31, 2014, we had approximately $286.1 million of outstanding mortgage notes payable, inclusive of a below-market assumed debt adjustment of $6.5 million, net of accumulated amortization.  As of December 31, 2013, we had approximately $200.9 million of outstanding mortgage notes payable, inclusive of a below-market assumed debt adjustment of $4.8 million, net of accumulated amortization.  Of the amount outstanding on our mortgage notes payable at March 31, 2014, $22.8 million is for loans that mature in 2014.   Subsequent to March 31, 2014, we repaid $4.6 million of such maturities. We intend to repay or refinance the remaining loans maturing in 2014 as they mature. Each mortgage note payable is secured by the respective property on which the debt was placed.  As of March 31, 2014 and December 31, 2013, the weighted-average interest rate for the loans was 5.62% and 5.61%, respectively.

We also have access to a $350 million unsecured revolving credit facility, which may be expanded to $600 million, with no current outstanding principal balance as of March 31, 2014, from which we may draw funds to pay certain long-term debt obligations as they mature.  As of March 31, 2014, the current borrowing capacity of the unsecured revolving credit facility was $226.3 million, as calculated using properties eligible to be included in the calculation of the borrowing base as defined by the terms of the credit facility.  The interest rate on amounts outstanding under this credit facility is currently LIBOR plus 1.30%. The credit facility matures on December 18, 2017.

During the three months ended March 31, 2014, in conjunction with our acquisition of seven real estate properties, we assumed debt of $84.4 million with a fair value of $86.6 million. During the three months ended March 31, 2013, in conjunction with our acquisition of three real estate properties, we assumed debt of $36.6 million with a fair value of $39.4 million. The assumed debt market adjustment will be amortized over the remaining life of the loans, and this amortization is classified as interest expense. The amortization recorded on the assumed below-market debt adjustment was $0.5 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

The following is a summary of our debt obligations as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Outstanding Principal Balance	Maximum Borrowing Capacity	Outstanding Principal Balance	Maximum Borrowing Capacity
Fixed-rate mortgages payable(1)	$279,578	$279,578	$196,052	$196,052
Unsecured credit facility - fixed-rate(2)	—	—	—	50,000
Unsecured credit facility - variable-rate	—	226,366	—	176,745
Assumed below-market debt adjustment	6,520	N/A	4,820	N/A
Total	$286,098	$505,944	$200,872	$422,797

(1)
Due to the non-recourse nature of certain mortgages, the assets and liabilities of the following properties are neither available to pay the debts of the consolidated limited liability companies nor constitute obligations of the consolidated limited liability companies: Baker Hill Center, Broadway Plaza, Publix at Northridge, Kleinwood Center, Murray Landing, Vineyard Center, Sunset Center, Westwoods Shopping Center, Stockbridge Commons, East Burnside Plaza, Fresh Market, Collington Plaza, Stop & Shop Plaza, Arcadia Plaza, Savoy Plaza, Coppell Market Center, and Statler Square. The outstanding principal balance of these non-recourse mortgages as of March 31, 2014 and December 31, 2013 was $193.0 million and $157.8 million, respectively.

(2)
As of December 31, 2013, the interest rate on $50.0 million of the amount available under our unsecured credit facility was effectually fixed at 2.10% by an interest rate swap agreement (see Notes 4 and 10).

Below is a listing of the mortgage loans payable with their respective principal payment obligations (in thousands) and weighted-average interest rates:

	2014 (1)	2015	2016	2017	2018	Thereafter	Total
Maturing debt:(2)
Fixed-rate mortgages payable	$26,589	$37,332	$86,075	$45,403	$15,878	$68,301	$279,578
Weighted-average interest rate on debt:
Fixed-rate mortgages payable(3)	6.8%	5.5%	5.7%	5.3%	6.4%	5.3%	5.6%

(1)	Includes only April 1, 2014 through December 31, 2014.

(2)	The debt maturity table does not include any below-market debt adjustment, of which $6.5 million, net of accumulated amortization, was outstanding as of March 31, 2014.

(3)
All but $6.4 million of the fixed-rate debt represents loans assumed as part of certain acquisitions.  The assumed loans typically have higher interest rates than interest rates associated with new debt.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Acquired below-market leases, net of accumulated amortization of $3,596 and $2,708, respectively	$22,069	$20,387

Amortization recorded on the intangible liabilities for the three months ended March 31, 2014 and 2013 was $0.9 million and $0.3 million, respectively.

Estimated future amortization income of the intangible lease liabilities as of March 31, 2014 for the remainder of 2014 and for each of the four succeeding calendar years and thereafter is as follows (in thousands):

Year	Below Market Leases
April 1 to December 31, 2014	$2,803
2015	3,511
2016	3,082
2017	2,647
2018	2,065
2019 and thereafter	7,961
Total	$22,069

The weighted-average amortization period for below-market lease intangibles is 10 years.

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim, nor are we aware of any other environmental condition that we believe will have a material impact on our condensed consolidated financial statements.

Operating Lease

We lease land under a long-term lease at one property.  The current lease term expires on October 31, 2017. Total rental expense for the lease was $5,000 for the three months ended March 31, 2014 and 2013. Minimum rental commitments under the noncancelable term of the lease as of March 31, 2014 are as follows:  (i) April 1 to December 31, 2014, $15,000; (ii) 2015, $20,000; (iii) 2016, $20,000; and (iv) 2017, $17,000.

10. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we have entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments were used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives have been to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily have used interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the three months ended March 31, 2014, we terminated our only active interest rate swap and accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a gain of $690,000 recorded in other income, net, in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014. As a result of the hedged forecasted transaction becoming probable not to occur, the swap was de-designated as a cash flow hedge in February, 2014, and changes in fair value of a loss of $326,000 were recorded directly in earnings during the three months ended March 31, 2014.

As of March 31, 2014, we had no active outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014 and March 31, 2013, respectively (in thousands).

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swap)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Amount of loss recognized in other comprehensive income on derivative	$—	$(83)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	—	—
Amount of gain recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	690	—

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

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our primary initial public offering and our DRP offering. As of March 31, 2014, the Advisor, Sub-advisor and their affiliates have charged us approximately $27.4 million of cumulative organization and offering costs, and we have reimbursed $27.3 million of such costs, resulting in a net payable of $0.1 million. As of December 31, 2013, the Advisor, Sub-advisor and their affiliates had charged us approximately $26.3 million of cumulative organization and offering costs, and we had reimbursed $25.9 million of such costs, resulting in a net payable of $0.4 million.

Acquisition Fee—We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including any debt attributable to such investments.

Acquisition Expenses—We reimburse the Sub-advisor for expenses actually incurred related to selecting, evaluating, and acquiring assets on our behalf.  During the three months ended March 31, 2014, we reimbursed the Sub-advisor for personnel costs related to due diligence services for assets we acquired during the period.

Asset Management Fee—We issue to the Advisor and the Sub-advisor, on a quarterly basis, performance-based Class B units of the Operating Partnership.  During the three months ended March 31, 2014, the Operating Partnership issued 344,956 Class B units to the Advisor and the Sub-advisor under the advisory agreement for the asset management services performed by the Advisor and the Sub-advisor during the period from October 1, 2013 to December 31, 2013. These Class B units will not vest until an economic hurdle has been met and the Advisor and Sub-advisor continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon.

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

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, we will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if we sell an asset to an affiliate, our organizational documents will prohibit us from paying the Advisor, the Sub-advisor or their respective affiliates a disposition fee. As of March 31, 2014, we have not disposed of any properties or other investments, and no disposition fees have been earned by or paid to the Advisor or Sub-advisor.

General and Administrative Expenses—As of March 31, 2014 and December 31, 2013, we owed the Advisor, the Sub-advisor and their affiliates $85,000 for general and administrative expenses paid on our behalf.  As of March 31, 2014, the Advisor, the Sub-advisor and their affiliates have not allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to the Advisor and the Sub-advisor, except for organization and offering costs and general and administrative expenses, which we disclose above, for the three months ended March 31, 2014 and 2013 and any related amounts unpaid as of March 31, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2014	2013	2014	2013
Acquisition fees	$2,842	$1,648	$—	$—
Acquisition expenses	265	—	—	—
Class B unit distribution(1)	118	4	50	30
Asset management fees(2)	—	249	—	—
Financing fees	633	1,958	—	—
Disposition fees	—	—	—	—

(1)	Represents the distributions paid to the Advisor and the Sub-advisor as holders of Class B units of the Operating Partnership.

(2)	Paid by the CBRE Investors pursuant to the advisory agreement between the Joint Venture and the Advisor.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership will pay to PE-ARC Special Limited Partner, LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to stockholders of a

7.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders.  The Advisor has a 15.0% interest and the Sub-advisor has an 85.0% interest in the Special Limited Partner.  No sales of real estate assets occurred in the three months ended March 31, 2014 and 2013.

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

Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.  No subordinated incentive listing distribution was earned for the three months ended March 31, 2014 and 2013.

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the advisory agreement, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the cost of our assets plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders.  In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or a liquidity event occurs.

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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three months ended March 31, 2014 and 2013 and any related amounts unpaid as of March 31, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2014	2013	2014	2013
Property management fees	$1,582	$458	$660	$418
Leasing commissions	570	188	229	80
Construction management fees	40	23	11	50
Other fees and reimbursements	292	118	104	89
Total	$2,484	$787	$1,004	$637

Dealer Manager— The dealer manager for the primary portion of our initial public offering was Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is a subsidiary of an entity which is under common ownership with our AR Capital sponsor and provided certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under the primary portion of our initial public offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager was generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.  The Dealer Manager typically reallowed 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers. Our agreement with the Dealer Manager terminated by its terms in connection with the close of our primary offering on February 7, 2014.

Summarized below are the fees earned by the Dealer Manager for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended
	March 31,
	2014	2013
Selling commissions	$157	$5,599
Selling commissions reallowed	157	5,599
Dealer manager fees	72	2,542
Dealer manager fees reallowed	29	986

Share Purchases by Sub-advisor—The Sub-advisor agreed to purchase on a monthly basis sufficient shares sold in our public offering such that the total shares owned by the Sub-advisor was equal to at least 0.10% of our outstanding shares (excluding shares issued after the commencement of, and outside of, the initial public offering) at the end of each immediately preceding month. The Sub-advisor purchased shares at a purchase price of $9.00 per share, reflecting no dealer manager fee or selling commissions paid on such shares.

As of March 31, 2014 and December 31, 2013, the Sub-advisor owned 176,509 shares of our common stock, or approximately 0.10% of our common stock issued during our initial public offering period, which closed on February 7, 2014. The Sub-advisor may not sell any of these shares while serving as the Sub-advisor.

12. ECONOMIC DEPENDENCY

We are dependent on the Advisor, the Sub-advisor, the Property Manager, and their respective affiliates for certain services that are essential to us, asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor, and/or the Property Manager are unable to provide such services, we would be required to find alternative service providers or sources of capital.

As of March 31, 2014 and December 31, 2013, we owed the Advisor, the Sub-advisor and their respective affiliates approximately $1.2 million and $1.1 million, respectively, for offering and organization expenses, general and administrative expenses and asset management, property management, and other fees payable as shown below (in thousands):

	March 31, 2014	December 31, 2013
Offering and organization expenses payable	$75	$379
General and administrative expenses of the company paid by a sponsor	85	85
Asset management, property management, and other fees payable	1,054	668
Total due	$1,214	$1,132

13. OPERATING LEASES

The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at March 31, 2014, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
April 1 to December 31, 2014	$89,252
2015	111,990
2016	101,447
2017	89,645
2018	75,319
2019 and thereafter	322,317
Total	$789,970

No single tenant comprised 10% or more of our aggregate annualized effective rent as of March 31, 2014.

14. SUBSEQUENT EVENTS

Distributions

On April 1, 2014, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from March 1, 2014 through March 31, 2014. The total gross amount of the distribution was approximately $10.1 million, with $5.3 million being reinvested in the DRP, for a net cash distribution of $4.8 million.

On May 1, 2014, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from April 1, 2014 through April 30, 2014. The total gross amount of the distribution was approximately $9.8 million, with $5.2 million being reinvested in the DRP, for a net cash distribution of $4.6 million.

Acquisitions

Subsequent to March 31, 2014, we acquired a 100% ownership in the following properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Hamilton Village	Chattanooga, TN	Walmart	4/3/2014	$33,679	429,325	98.6%
Waynesboro Plaza	Waynesboro, VA	Martin's	4/30/2014	16,800	74,134	100.0%
Southwest Marketplace	Las Vegas, NV	Smith's Food & Drug	5/5/2014	30,400	115,720	95.0%

The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisitions of the aforementioned properties have not been presented as the initial accounting for these acquisitions was incomplete at the time this Quarterly Report on Form 10-Q was filed with the SEC. The initial accounting was incomplete due to the late closing dates of the acquisitions.

Payoff of Debt Obligations

Subsequent to March 31, 2014, we repaid two fixed-rate mortgage loans totaling $4.6 million and secured by one property.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison – ARC Shopping Center REIT Inc. (“we,” the “Company,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

Overview

Organization

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009 and elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010. On January 13, 2010, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 180 million shares of common stock for sale to the public, of which 150 million shares were registered in our primary offering and 30 million shares were registered under the DRP. The SEC declared our registration statement effective on August 12, 2010. On November 19, 2013, we reallocated 26.5 million shares from the DRP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated approximately 2.7 million unsold shares from the primary offering to the dividend reinvestment plan ("DRP"). We continue to offer up to approximately 6.2 million shares of common stock under the DRP.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is indirectly wholly owned by AR Capital LLC (formerly American Realty Capital II, LLC) (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

Equity Raise Activity

As of March 31, 2014, we had issued a total of 177,547,179 shares of common stock including 3,727,500 shares issued through the DRP, generating gross cash proceeds of $1.76 billion since our inception.  During the three months ended March 31, 2014, we issued 1,857,183 shares of common stock, including 1,601,153 shares issued through the DRP, generating gross cash proceeds of $17.7 million. Although we ceased offering shares of common stock in our primary offering on February 7, 2014, we continue to offer shares through the DRP.

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the three months ended March 31, 2014:

		Property Acquisitions
	Cumulative	during the
	Portfolio through	Three Months Ended
	March 31, 2014	March 31, 2014
Number of properties	100	17
Number of states	23	8
Weighted average capitalization rate(1)	7.2%	7.1%
Weighted average capitalization rate with straight-line rent(2)	7.4%	7.2%
Total acquisition purchase price (in thousands)	$1,504,086	$283,488
Total square feet	10,528,733	1,782,822
Leased % of rentable square feet(3)	94.8%	95.4%
Average remaining lease term in years(3)	6.3	6.1

(1)
The capitalization rate is calculated by dividing the annualized in-place net operating income of a property as of the date of acquisition by the contract purchase price of the property.  Annualized in-place net operating income is calculated by subtracting the estimated annual operating expenses of a property from the annualized rents to be received from tenants occupying space at the property as of the date of acquisition.

(2)
The capitalization rate with straight-line rent is calculated by dividing the annualized in-place net operating income, inclusive of straight-line rental income, of a property as of the date of acquisition by the contract purchase price of the property.  Annualized in-place net operating income is calculated by subtracting the estimated annual operating expenses of a property from the straight-line annualized rents to be received from tenants occupying space at the property as of the date of acquisition.

(3)	As of March 31, 2014

As of March 31, 2014, we owned 100 real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor. The following table presents information regarding each of our properties as of March 31, 2014
(dollars in thousands):

Property Name	Location	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years	% of Rentable Square Feet Leased
Lakeside Plaza	Salem, VA	Kroger	12/10/2010	$8,750	82,798	4.0	98.3%
Snow View Plaza	Parma, OH	Giant Eagle	12/15/2010	12,300	100,460	5.3	97.0%
St. Charles Plaza	Haines City, FL	Publix	6/10/2011	10,100	65,000	9.6	94.5%
Centerpoint	Easley, SC	Publix	10/14/2011	6,850	72,287	9.0	96.7%
Southampton Village	Tyrone, GA	Publix	10/14/2011	8,350	77,956	7.3	97.8%
Burwood Village Center	Glen Burnie, MD	Food Lion	11/9/2011	16,600	105,834	5.9	100.0%
Cureton Town Center	Waxhaw, NC	Harris Teeter(2)	12/29/2011	13,950	84,357	8.9	100.0%
Tramway Crossing	Sanford, NC	Food Lion	2/23/2012	5,500	62,382	2.3	98.2%
Westin Centre	Fayetteville, NC	Food Lion	2/23/2012	6,050	66,890	1.9	100.0%
The Village at Glynn Place	Brunswick, GA	Publix	4/27/2012	11,350	111,924	6.4	96.3%
Meadowthorpe Shopping Center	Lexington, KY	Kroger	5/9/2012	8,550	87,384	3.2	95.7%
New Windsor Marketplace	Windsor, CO	King Soopers(2)	5/9/2012	5,550	95,877	6.0	93.2%
Vine Street Square	Kissimmee, FL	Walmart(3)	6/4/2012	13,650	120,699	5.6	98.0%
Northtowne Square	Gibsonia, PA	Giant Eagle	6/19/2012	10,575	113,372	7.2	100.0%
Brentwood Commons	Bensenville, IL	Dominick's(4)	7/5/2012	14,850	125,550	5.7	99.1%
Sidney Towne Center	Sidney, OH	Kroger	8/2/2012	4,300	118,360	5.0	100.0%
Broadway Plaza	Tucson, AZ	Sprouts	8/13/2012	12,675	83,612	4.3	87.1%
Richmond Plaza	Augusta, GA	Kroger	8/30/2012	19,500	178,167	4.1	89.5%
Publix at Northridge	Sarasota, FL	Publix	8/30/2012	11,500	65,320	8.2	89.9%
Baker Hill Center	Glen Ellyn, IL	Dominick's(4)	9/6/2012	21,600	135,355	3.9	95.8%
New Prague Commons	New Prague, MN	Coborn's	10/12/2012	10,150	59,948	7.1	100.0%
Brook Park Plaza	Brook Park, OH	Giant Eagle	10/23/2012	10,140	148,259	4.9	100.0%
Heron Creek Towne Center	North Port, FL	Publix	12/17/2012	8,650	64,664	5.3	92.6%
Quartz Hill Towne Centre	Lancaster, CA	Vons(4)	12/26/2012	20,970	110,306	3.3	94.6%
Hilfiker Square	Salem, OR	Trader Joe's	12/28/2012	8,000	38,558	7.0	100.0%
Village One Plaza	Modesto, CA	Raley's	12/28/2012	26,500	105,658	12.9	90.3%
Butler Creek	Acworth, GA	Kroger	1/15/2013	10,650	95,597	3.4	94.0%
Fairview Oaks	Ellenwood, GA	Kroger	1/15/2013	9,300	77,052	2.6	97.6%
Grassland Crossing	Alpharetta, GA	Kroger	1/15/2013	9,700	90,906	5.8	89.9%
Hamilton Ridge	Buford, GA	Kroger	1/15/2013	11,800	90,996	6.4	87.4%
Mableton Crossing	Mableton, GA	Kroger	1/15/2013	11,500	86,819	3.0	100.0%
The Shops at Westridge	McDonough, GA	Publix	1/15/2013	7,550	66,297	8.9	83.1%
Fairlawn Town Centre	Fairlawn, OH	Giant Eagle	1/30/2013	42,200	347,255	5.9	97.3%
Macland Pointe	Marietta, GA	Publix	2/13/2013	9,150	79,699	2.7	91.3%
Kleinwood Center	Spring, TX	H-E-B	3/21/2013	32,535	148,863	7.1	97.4%
Murray Landing	Irmo, SC	Publix	3/21/2013	9,920	64,359	6.9	100.0%
Vineyard Center	Tallahassee, FL	Publix	3/21/2013	6,760	62,821	7.9	84.7%
Lutz Lake Station	Lutz, FL	Publix	4/4/2013	9,800	64,986	6.3	98.3%
Publix at Seven Hills	Spring Hill, FL	Publix	4/4/2013	8,500	72,590	2.7	90.6%
Hartville Centre	Hartville, OH	Giant Eagle	4/23/2013	7,300	108,412	5.6	76.7%
Sunset Center	Corvallis, OR	Safeway	5/31/2013	24,900	164,796	5.6	94.8%
Savage Town Square	Savage, MN	Cub Foods(5)	6/19/2013	14,903	87,181	8.0	98.6%
Northcross	Austin, TX	Walmart(3)	6/24/2013	61,500	280,243	14.2	96.0%
Glenwood Crossing	Kenosha, WI	Pick 'n Save	6/27/2013	12,822	87,504	13.5	99.6%
Pavilions at San Mateo	Albuquerque, NM	Walmart(3)	6/27/2013	28,350	149,287	4.3	86.7%

Property Name	Location	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years	% of Rentable Square Feet Leased
Shiloh Square	Kennesaw, GA	Kroger	6/27/2013	$14,500	139,720	3.8	79.4%
Boronda Plaza	Salinas, CA	Food 4 Less	7/3/2013	22,700	93,071	6.1	98.0%
Rivergate	Macon, GA	Publix	7/18/2013	32,354	207,567	5.7	84.0%
Westwoods Shopping Center	Arvada, CO	King Soopers(2)	8/8/2013	14,918	90,855	6.2	95.4%
Paradise Crossing	Lithia Springs, GA	Publix	8/13/2013	9,000	67,470	4.8	93.8%
Contra Loma Plaza	Antioch, CA	Save Mart	8/19/2013	7,250	74,616	4.3	83.5%
South Oaks Plaza	St. Louis, MO	Shop 'n Save(5)	8/21/2013	9,500	112,300	10.4	100.0%
Yorktown Centre	Erie, PA	Giant Eagle	8/30/2013	21,400	196,728	4.5	100.0%
Stockbridge Commons	Fort Mill, SC	Harris Teeter(2)	9/3/2013	15,250	99,473	5.7	95.0%
Dyer Crossing	Dyer, IN	Jewel-Osco(6)	9/4/2013	18,500	95,083	7.0	92.0%
East Burnside Plaza	Portland, OR	QFC(2)	9/12/2013	8,643	38,363	5.5	100.0%
Red Maple Village	Tracy, CA	Raley's	9/18/2013	31,140	97,591	10.4	100.0%
Crystal Beach Plaza	Palm Harbor, FL	Publix	9/25/2013	12,100	59,015	12.3	82.9%
CitiCentre Plaza	Carroll, IA	Hy-Vee	10/2/2013	3,750	63,518	3.3	87.7%
Duck Creek Plaza	Bettendorf, IA	Schnuck's	10/8/2013	19,700	134,229	5.6	96.8%
Cahill Plaza	Inver Grove Heights, MN	Cub Foods(5)	10/9/2013	8,350	69,000	2.1	96.0%
Pioneer Plaza	Springfield, OR	Safeway	10/18/2013	11,850	96,027	3.6	90.5%
Fresh Market	Normal, IL	The Fresh Market	10/22/2013	11,750	76,017	5.5	100.0%
Courthouse Marketplace	Virginia Beach, VA	Harris Teeter(2)	10/25/2013	16,050	106,863	7.9	86.8%
Hastings Marketplace	Hastings, MN	Cub Foods(5)	11/6/2013	15,875	97,535	7.1	100.0%
Shoppes of Paradise Lakes	Miami, FL	Publix	11/7/2013	13,450	83,597	4.9	91.2%
Coquina Plaza	Davie, FL	Publix	11/7/2013	23,200	91,120	5.4	100.0%
Butler's Crossing	Watkinsville, GA	Publix	11/7/2013	8,900	75,505	3.4	85.4%
Lakewood Plaza	Spring Hill, FL	Publix	11/7/2013	15,300	106,999	3.3	94.2%
Collington Plaza	Bowie, MD	Giant Foods(7)	11/21/2013	30,146	121,955	7.2	100.0%
Golden Town Center	Golden, CO	King Soopers(2)	11/22/2013	19,015	117,882	4.2	89.1%
Northstar Marketplace	Ramsey, MN	Coborn's	11/27/2013	14,000	96,356	5.4	96.6%
Bear Creek Plaza	Petoskey, MI	Walmart(3)	12/19/2013	25,451	311,894	5.6	100.0%
Flag City Station	Findlay, OH	Walmart(3)	12/19/2013	15,661	245,549	3.8	100.0%
Southern Hills Crossing	Moraine, OH	Walmart(3)	12/19/2013	2,463	10,000	2.6	100.0%
Sulphur Grove	Huber Heights, OH	Walmart(3)	12/19/2013	2,914	20,900	3.1	68.9%
East Side Square	Springfield, OH	Walmart(3)	12/19/2013	1,471	8,400	3.9	85.3%
Hoke Crossing	Clayton, OH	Walmart(3)	12/19/2013	1,718	8,600	2.8	100.0%
Town & Country Shopping Center	Noblesville, IN	Walmart(3)	12/19/2013	26,049	249,833	4.5	100.0%
Sterling Pointe Center	Lincoln, CA	Raley's	12/20/2013	30,775	129,020	7.7	84.4%
Southgate Shopping Center	Des Moines, IA	Hy-Vee	12/20/2013	9,725	158,765	7.0	96.9%
Arcadia Plaza	Phoenix, AZ	Sprouts	12/30/2013	13,479	63,637	4.5	84.2%
Stop & Shop Plaza	Enfield, CT	Stop & Shop(7)	12/30/2013	26,200	124,218	4.0	98.6%
Fairacres Shopping Center	Oshkosh, WI	Pick 'n Save	1/21/2014	9,800	85,523	4.1	95.4%
Savoy Plaza	Savoy, IL	Schnuck's	1/31/2014	17,200	140,624	7.4	84.0%
The Shops of Uptown	Park Ridge, IL	Trader Joe's	2/25/2014	26,961	70,402	4.9	96.5%
Chapel Hill North	Chapel Hill, NC	Harris Teeter(2)	2/28/2014	16,100	96,290	3.7	96.5%
Winchester Gateway	Winchester, VA	Martin's(7)	3/5/2014	38,350	157,377	8.9	95.8%
Stonewall Plaza	Winchester, VA	Martin's(7)	3/5/2014	29,500	119,159	10.5	88.7%
Coppell Market Center	Coppell, TX	Market Street(6)	3/5/2014	19,175	90,225	10.0	100.0%
Harrison Pointe	Cary, NC	Harris Teeter(2)	3/11/2014	22,700	130,758	4.8	95.8%
Town Fair Center	Louisville, KY	Walmart(3)	3/12/2014	24,250	234,240	3.7	97.4%
Villages at Eagles Landing	Stockbridge, GA	Publix	3/13/2014	8,815	67,019	2.4	96.0%
Towne Centre at Wesley Chapel	Wesley Chapel, FL	Winn-Dixie	3/14/2014	8,950	69,425	5.2	98.3%
Tree Summit Village	Duluth, GA	Publix	3/14/2014	5,900	63,299	5.4	93.4%

Property Name	Location	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years	% of Rentable Square Feet Leased
Dean Taylor Crossing	Suwanee, GA	Kroger	3/14/2014	$13,437	92,318	5.2	100.0%
Champions Gate Village	Davenport, FL	Publix	3/14/2014	8,900	62,699	5.6	96.3%
Goolsby Pointe	Riverview, FL	Publix	3/14/2014	10,850	75,525	3.9	93.6%
Statler Square	Staunton, VA	Kroger	3/21/2014	13,900	134,660	5.6	98.3%
Burbank Plaza	Burbank, IL	Jewel-Osco(6)	3/25/2014	8,700	93,279	1.8	100.0%

(1)	The contract purchase price excludes closing costs and acquisition costs.

(2)	King Soopers, Harris Teeter, and QFC are affiliates of Kroger.

(3)
The anchor tenants of Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets. The anchor tenants of Northcross, Bear Creek Plaza, Flag City Station, Town & Country Shopping Center, and Town Fair Center are Walmart Supercenters. The anchor tenants of Southern Hills Crossing, Sulphur Grove, East Side Square, and Hoke Crossing are Walmart Supercenters; however, we do not own the portion of each of these shopping centers that is leased to a Walmart Supercenter.

(4)
Dominick's and Vons are affiliates of Safeway, Inc. Dominick's vacated both Brentwood Commons and Baker Hill Center on December 29, 2013; however, Dominick's continues to pay rent according to the terms of its leases.

(5)	Cub Foods and Shop 'n Save are affiliates of SUPERVALU, Inc.

(6)	Jewel-Osco and Market Street are affiliates of Albertsons LLC.

(7)	Giant Foods, Stop & Shop, and Martin's are affiliates of Ahold USA.

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after March 31, 2014 over each of the years ending December 31, 2014 and thereafter for our 100 shopping centers.  The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
2014	178	$6,878	5.7%	489,112	4.9%
2015	210	9,329	7.7%	582,108	5.8%
2016	262	12,903	10.7%	1,114,093	11.2%
2017	206	12,051	10.0%	1,041,795	10.4%
2018	236	16,715	13.8%	1,398,643	14.0%
2019	144	12,652	10.5%	1,005,840	10.1%
2020	48	8,113	6.7%	675,044	6.8%
2021	41	5,159	4.3%	576,222	5.8%
2022	24	4,701	3.9%	475,213	4.8%
2023	43	11,967	9.9%	1,005,491	10.1%
Thereafter	81	20,394	16.8%	1,614,971	16.1%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2014 multiplied by 12 months, less any tenant concessions.

Portfolio Tenancy

Prior to the acquisition of a property, we assess the suitability of the grocery-anchor tenant and other tenants in light of our investment objectives, namely, preserving capital and providing stable cash flows for distributions. Generally, we assess the strength of the tenant by consideration of company factors, such as its financial strength and market share in the geographic area of the shopping center, as well as location-specific factors, such as the store’s sales, local competition and demographics. When assessing the tenancy of the non-anchor space at the shopping center, we consider the tenant mix at each shopping center in light of our portfolio, the proportion of national and national franchise tenants, the creditworthiness of specific tenants, and the timing of lease expirations. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals.

The following table presents the composition of our portfolio by tenant type as of March 31, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	5,803,192	58.1%	$54,036	44.6%
National and regional(2)	2,882,867	29.0%	45,067	37.4%
Local	1,292,473	12.9%	21,759	18.0%
	9,978,532	100.0%	$120,862	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of March 31, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	5,803,192	58.1%	$54,036	44.6%
Retail Stores(2)	1,872,032	18.8%	24,146	20.1%
Services(2)	1,493,680	15.0%	26,693	22.1%
Restaurant	809,628	8.1%	15,987	13.2%
	9,978,532	100.0%	$120,862	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of March 31, 2014 (dollars in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Kroger(3)	21	1,201,676	12.0%	$8,920	7.4%
Publix	23	1,089,076	10.9%	10,834	9.0%
Walmart(4)	7	895,322	9.0%	4,491	3.7%
Giant Eagle	6	475,760	4.8%	4,384	3.6%
Safeway(5)	5	292,929	2.9%	3,212	2.7%
Ahold USA(6)	4	282,230	2.8%	4,525	3.7%
SUPERVALU(7)	4	273,067	2.7%	2,332	1.9%
Albertsons(8)	3	200,136	2.0%	2,150	1.8%
Raley's	3	192,998	1.9%	3,422	2.8%
Hy-Vee	2	124,001	1.2%	504	0.4%
Schnuck's	2	121,266	1.2%	1,440	1.2%
Pick n' Save	2	108,561	1.1%	1,056	0.9%
Coborn's	2	107,683	1.1%	1,350	1.1%
Food Lion	3	95,665	1.0%	881	0.7%
H-E-B	1	80,925	0.8%	1,210	1.0%
Sprouts Farmers Market	2	60,951	0.6%	652	0.5%
Food 4 Less	1	58,687	0.6%	1,045	0.9%
Save Mart	1	50,233	0.5%	399	0.3%
Winn-Dixie	1	49,500	0.5%	534	0.4%
Trader Joe's	2	25,506	0.3%	466	0.4%
The Fresh Market	1	17,020	0.2%	229	0.2%
	96	5,803,192	58.1%	$54,036	44.6%

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were 13 as of March 31, 2014.

(2)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2014 multiplied by 12 months, less any tenant concessions.

(3)	King Soopers, Harris Teeter, and QFC are affiliates of Kroger.

(4)
The Walmart stores at Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets.  The Walmart stores at Northcross, Bear Creek Plaza, Flag City Station, Town & Country Shopping Center, and Town Fair Center are Walmart Supercenters.

(5)	Dominick's and Vons are affiliates of Safeway, Inc.

(6)	Giant Foods, Stop & Shop, and Martin's are affiliates of Ahold USA.

(7)	Cub Foods and Shop 'n Save are affiliates of SUPERVALU.

(8)	Jewel-Osco and Market Street are affiliates of Albertsons LLC.

Results of Operations

Summary of Operating Activities for the Three Months Ended March 31, 2014 and 2013

(In thousands, except per share amounts)	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
Operating Data:
Total revenues	$35,677	$11,237	$24,440	217.5%
Property operating expenses	(6,125)	(1,896)	(4,229)	223.0%
Real estate tax expenses	(4,282)	(1,512)	(2,770)	183.2%
General and administrative expenses	(1,771)	(892)	(879)	98.5%
Acquisition expenses	(5,386)	(2,514)	(2,872)	114.2%
Depreciation and amortization	(15,403)	(5,234)	(10,169)	194.3%
Operating income (loss)	2,710	(811)	3,521	N/A
Interest expense, net	(3,680)	(2,100)	(1,580)	75.2%
Other income, net	547	—	547	N/A
Net loss	(423)	(2,911)	2,488	(85.5)%
Net loss attributable to noncontrolling interests	—	63	(63)	N/A
Net loss attributable to Company stockholders	$(423)	$(2,848)	$2,425	(85.1)%

Net loss per share—basic and diluted	$0.00	$(0.16)	$0.16	N/A

We owned 37 properties as of March 31, 2013 and 100 properties as of March 31, 2014.  Unless otherwise discussed below, year-to-year comparative differences for the three months ended March 31, 2014 and 2013, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

During the three months ended March 31, 2014, we entered into 27 new leases comprising a total of 41,732 square feet. These leases will generate first-year base rental revenues of $0.6 million, representing average rent per square foot of $14.63.  In addition, we executed renewals on 38 leases comprising a total of 86,605 square feet.  These leases will generate first-year base rental revenues of $1.7 million, representing average rent per square foot of $19.47. Prior to the renewals, the average annual rent was $18.85 per square foot.  The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $9.81 per square foot.

In addition to a $0.3 million increase related to the acquisition of 74 properties in 2013 and 2014, the primary reason for the $0.9 million increase in general and administrative expenses was a $0.6 million increase in transfer agent fees.

In addition to a $2.3 million increase related to the acquisition of 74 properties in 2013 and 2014, the $1.6 million increase in interest expense is primarily the result of a $0.2 million increase in loan fees related to the unused balance on our revolving credit facility and a $0.3 increase in amortization of deferred financing costs related to our revolving credit facility. These costs were partially offset by a $0.6 million reduction in interest paid due to the repayment of principal on our revolving credit facility and $0.5 million reduction in interest paid due to the repayment of principal on certain of our variable-rate revolving mortgage loans.

We generally expect our revenues and expenses to increase in future years as a result of owning the properties acquired in 2014 for a full year and the acquisition of additional properties. Although we expect our general and administrative expenses to increase, we expect such expenses to decrease as a percentage of our revenues. We currently have substantial uninvested proceeds raised from our initial public offering, which we are seeking to invest promptly on attractive terms.  If we are unable to invest the proceeds promptly and on attractive terms, we may have difficulty continuing to pay distributions at a 6.7% annualized rate.

Same-Center Net Operating Income

We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues less property operating expenses. Same-Center NOI represents the NOI for the 26 properties that were operational for the entire portion of both comparable reporting periods and that were not acquired during the comparable reporting periods. We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2012, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.

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

Below is a reconciliation of net loss to Same-Center NOI for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net loss	$(423)	$(2,911)
Interest expense	3,680	2,100
Other income	(547)	—
Operating income (loss)	2,710	(811)
Adjusted to exclude:
General and administrative expenses	1,771	892
Acquisition expenses	5,386	2,514
Depreciation and amortization	15,403	5,234
Net amortization of above- and below-market leases	87	150
Straight-line rental income	(831)	(282)
Property net operating income	24,526	7,697
Less: non-Same-Center NOI	(18,457)	(1,807)
Total Same-Center NOI	$6,069	$5,890	$179	3.0%

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions to stockholders, and principal and interest on our outstanding indebtedness. As of March 31, 2014, we had sold 177,547,179 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of approximately $1.76 billion. We ceased offering shares in the primary portion of our initial public offering on February 7, 2014. We continue to offer shares of common stock under the DRP. As of March 31, 2014, we had sold 3,727,500 shares of common stock under the DRP for gross offering proceeds of $35.4 million. As of March 31, 2014, we have invested a significant amount of the proceeds from our initial public offering in real estate properties, and we anticipate making additional investments in the future. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations, and proceeds from our DRP as our primary sources of immediate and long-term liquidity.

As of March 31, 2014, we had cash and cash equivalents of $257.5 million. During the three months ended March 31, 2014, we had a net cash decrease of $202.8 million.

This cash decrease was the result of:

•
$16.4 million provided by operating activities, largely the result of income generated from operations before depreciation and amortization charges.  Also included in this total was $5.4 million of real estate acquisition expenses incurred during the period and expensed in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”);

•
$204.1 million used in investing activities, which was the primarily the result of the 17 property acquisitions along with capital expenditures of $1.1 million and an increase in restricted cash of $1.2 million; and

•
$15.0 million used in financing activities with distributions paid to our stockholders of $13.7 million, payments of financing costs of $1.5 million, and $0.9 million of payments on the mortgage loans payable. Partially offsetting these costs were $0.6 million from the net proceeds of the issuance of common stock and $0.5 million in proceeds from the sale of our derivative instrument.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash on hand, investments in certificates of deposits, net cash provided by property operations, DRP proceeds, and proceeds from secured and unsecured debt financings. Operating cash flows are expected to increase as additional properties are added to our portfolio.

We have $279.6 million of contractual debt obligations, representing mortgage loans secured by our real estate assets, excluding below-market debt adjustments of $6.5 million, net of accumulated amortization, as of March 31, 2014.  As they mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or other proceeds from corporate-level debt.   Of the amount outstanding at March 31, 2014, $22.8 million is for loans that mature in 2014. We also have access to a $350 million unsecured revolving credit facility, which may be expanded to $600 million, with no current outstanding principal balance as of March 31, 2014, from which we may draw funds to pay certain long-term debt obligations as they mature.  As of March 31, 2014, the borrowing capacity of the unsecured revolving credit facility was $226.3 million, as calculated using properties eligible to be included in the borrowing base.

For the three months ended March 31, 2014, gross distributions of approximately $28.9 million were paid to stockholders, including $15.2 million of distributions reinvested through the DRP, for net cash distributions of $13.7 million. On April 1, 2014, gross distributions of approximately $10.1 million were paid, including $5.3 million of distributions reinvested through the DRP, for net cash distributions of $4.8 million. On May 1, 2014, gross distributions of approximately $9.8 million were paid, including $5.2 million of distributions reinvested through the DRP, for net cash distributions of $4.6 million.  Distributions were funded by a combination of cash generated from operating activities and proceeds from our primary offering.

On March 13, 2014, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing May 1, 2014 through and including May 31, 2014. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. This equates to a 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on indebtedness.  Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the remaining net proceeds of our primary offering and from debt financings.  As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using the remaining net proceeds of our primary offering or proceeds from other corporate-level debt.  We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings and the remaining net proceeds from our primary offering.

Our charter limits our borrowings to 300% of our net assets (as defined in our charter); however, we may exceed that limit if a majority of our conflicts committee approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors. As of March 31, 2014, our borrowings were equal to 19.7% of our net assets.

As of March 31, 2014 our leverage ratio was 1.4% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost). As of December 31, 2013, our leverage ratio could not be calculated, as defined in the previous sentence, as our cash balances exceeded our debt outstanding.

The table below summarizes our consolidated indebtedness at March 31, 2014 (dollars in thousands).

	Principal Amount at	Weighted- Average Interest Rate	Weighted- Average Years to Maturity
Debt(1)	March 31, 2014
Fixed-rate mortgages payable(2)	$279,578	5.6%	4.1

(1)	The debt maturity table does not include any below-market debt adjustment, of which $6.5 million, net of accumulated amortization, was outstanding as of March 31, 2014.

(2)	A portion of the fixed-rate debt represents loans assumed as part of certain acquisitions. These loans typically have higher interest rates than interest rates associated with new debt.

Interest Rate Hedging

In March 2013, we entered into an interest rate swap agreement that effectually fixed the variable interest rate on $50.0 million of our credit facility at 3.05% through December 2017. The swap was designed and qualified as a cash flow hedge and was recorded at fair value.  On February 21, 2014, we sold our interest rate swap to an unaffiliated party for $0.5 million.

Contractual Commitments and Contingencies

Our contractual obligations as of March 31, 2014, were as follows (in thousands):

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations - principal payments	$279,578	$26,589	$37,332	$86,075	$45,403	$15,878	$68,301
Long-term debt obligations - interest payments	56,462	11,194	12,948	9,937	4,812	3,751	13,820
Operating lease obligations	72	15	20	20	17	—	—
Total	$336,112	$37,798	$50,300	$96,032	$50,232	$19,629	$82,121

Our portfolio debt instruments and the unsecured credit facility contain certain covenants and restrictions that require us to meet certain financial ratios, including but not limited to: borrowing base loan-to-value ratio, debt service coverage ratio and fixed charge ratio. As of March 31, 2014, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

Distributions

During the three months ended March 31, 2014, gross distributions paid were $28.9 million, with $15.2 million being reinvested through the DRP for net cash distributions of $13.7 million. Our cash generated by operating activities for the three months ended March 31, 2014 was $16.4 million. During the three months ended March 31, 2013, gross distributions paid were $2.4 million, with $1.0 million being reinvested through the DRP for net cash distributions of $1.4 million. Our cash provided by operating activities for the three months ended March 31, 2013 was $3.9 million. There were gross distributions of $10.1 million accrued and payable as of March 31, 2014. To the extent that distributions paid were greater than our cash provided by operating activities for the three months ended March 31, 2014, we funded such excess distributions with proceeds from our primary offering.

Distributions for the three months ended March 31, 2014 accrued at an average daily rate of $0.00183562 per share of common stock. Our net loss attributable to stockholders for the three months ended March 31, 2014 was $0.4 million. Our cumulative gross distributions and net loss attributable to stockholders from inception through March 31, 2014 are $71.5 million and $19.3 million, respectively.  We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash provided by operating activities, advances from the Sub-advisor, borrowings and proceeds from our primary offering.

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

As of March 31, 2014, we have a large amount of uninvested proceeds from the sale of shares under the primary portion of our initial public offering. Although our intention is to invest such offering proceeds into real estate investments on attractive terms as promptly as possible, we expect that it will take several months or more before we can invest the remaining net offering proceeds. As a result, the income from interest or rents that we receive has been below our historical distribution rate. Consequently, we have declared and may continue to declare distributions in anticipation of funds that we expect to receive during a later period once all of our remaining net offering proceeds have been invested. In these instances, we have looked to and expect to continue to look to borrowings or proceeds from our offerings to fund our distributions. To the extent that we pay distributions from sources other than our cash provided by operating activities, we will have fewer funds available for investment in properties, the overall return to our stockholders may be reduced, and subsequent investors (such as those purchasing shares pursuant to the DRP) may experience dilution.

Our general distribution policy is not to use the proceeds of our offerings to pay distributions.  However, our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit, including proceeds from our offerings or the proceeds from the issuance of securities in the future. Because we have raised substantial amounts of offering proceeds that have not yet been invested, our cash provided by operating activities has been insufficient to fully fund our ongoing distributions.  Because we do not intend to borrow money for the specific purpose of funding distribution payments, we have funded, and may continue to fund, a portion of our distributions with proceeds from our offerings.

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

The following section presents our calculation of FFO, FFO adjusted for acquisition expenses, and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations, FFO, FFO adjusted for acquisition expenses, and MFFO are not relevant to a discussion comparing operations for the periods presented.

FUNDS FROM OPERATIONS, FUNDS FROM OPERATIONS ADJUSTED FOR ACQUISITION EXPENSES, AND MODIFIED FUNDS FROM OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2014 AND 2013
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Calculation of Funds from Operations
Net loss attributable to Company stockholders	$(423)	$(2,848)
Add:
Depreciation and amortization of real estate assets	15,403	5,234
Less:
Noncontrolling interest	—	(1,311)
Funds from operations (FFO)	$14,980	$1,075
Calculation of FFO Adjusted for Acquisition Expenses
Funds from operations	$14,980	$1,075
Add:
Acquisition expenses	5,386	2,514
FFO adjusted for acquisition expenses	$20,366	$3,589
Calculation of Modified Funds from Operations
FFO adjusted for acquisition expenses	$20,366	$3,589
Add:
Net amortization of above- and below-market leases	89	151
Less:
Straight-line rental income	(831)	(282)
Amortization of market debt adjustment	(518)	(164)
Change in fair value of derivative	(392)	—
Noncontrolling interest	—	68
Modified funds from operations (MFFO)	$18,714	$3,362
Weighted-average common shares outstanding - basic and diluted	176,854,929	17,448,804
Net loss per share - basic and diluted	$0.00	$(0.16)
FFO per share - basic and diluted	$0.08	$0.06
FFO adjusted for acquisition expenses per share - basic and diluted	$0.12	$0.21
MFFO per share - basic and diluted	$0.11	$0.19

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended March 31, 2014. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

Impact of Recently Issued Accounting Pronouncements—In March 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this update include technical corrections to the glossary including glossary links, glossary term deletions, glossary term name changes, and other miscellaneous technical corrections. In addition, the update includes more substantive, limited-scope improvements to reduce instances of the same term appearing multiple times in the glossary with similar, but not entirely identical, definitions. ASU 2014-06 was effective upon issuance. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard will be effective for us on January 1, 2015. The adoption of this pronouncement may affect our presentation and disclosure of any future property dispositions.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We may hedge a portion of our exposure to interest rate fluctuations through the utilization of interest rate swaps in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  Because we may use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.  As of March 31, 2014, we were not party to any interest rate swap agreements.

There would be no impact on our annual results of operations of a one percentage point change in interest rates because we had no outstanding variable-rate debt at March 31, 2014.

As the information presented above includes only those exposures that exist as of March 31, 2014, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

Item 1A.        Risk Factors

The following risk factor supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

We have paid distributions from sources other than our cash flows from operations. As a result, we may not be able to sustain our distribution rate, we have fewer funds available for investment in properties and other assets, and our stockholders' overall returns may be reduced.

Our organizational documents permit us to pay distributions from any source without limit. To the extent we fund distributions from borrowings or the net proceeds from the issuance of securities, as we have done, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and our stockholders’ overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.  For the three months ended March 31, 2014, we paid distributions of $28.9 million, including distributions reinvested through the DRP, and our GAAP cash flows from operations were $16.4 million. For the year ended December 31, 2013, we paid distributions of $38.0 million, including distributions reinvested through the DRP, and our GAAP cash flows from operations were $18.5 million.

Because the offering price in the DRP exceeds our net tangible book value per share, investors in the DRP will experience immediate dilution in the net tangible book value of their shares.

We are currently offering shares in the DRP at $9.50 per share. Our net tangible book value is a rough approximation of value calculated simply as gross book value of real estate assets plus cash and cash equivalents minus total liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, excluding accumulated depreciation and amortization of real estate investments, (ii) cumulative distributions in excess of our earnings, (iii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (iv) the fees and expenses paid to the Advisor and the Sub-advisor in connection with the selection, acquisition, and management of our investments and (v) general and administrative expenses. As of March 31, 2014, our net tangible book value per share was $8.23. The offering price for shares in the DRP was not established on an independent basis and bears no relationship to the net value of our assets.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2014.

b)
On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering our initial public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933, as amended. We commenced our public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We offered 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers, on a “best efforts” basis. The 30,000,000 shares offered under the DRP were offered at an aggregate offering price of $285.0 million, or $9.50 per share. On November 19, 2013, we reallocated 26,500,000 shares from the DRP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated 2,676,000 unsold shares from the primary offering to the DRP. We continue to offer up to 6,176,000 shares of common stock under the DRP.

As of March 31, 2014, we had issued 177,547,179 shares of common stock, including 3,727,500 shares sold through the DRP, generating gross cash proceeds of $1.76 billion and we had repurchased 111,354 shares from stockholders pursuant to our share repurchase program. As of March 31, 2014, we had incurred $109.2 million in selling commissions, all of which was reallowed to participating broker-dealers, $50.0 million in dealer manager fees, $18.0 million of which was reallowed to participating broker-dealers, and $27.4 million of offering costs.

From the commencement of our public offering through March 31, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.57 billion. As of March 31, 2014, we have used the net proceeds from our offerings, combined with debt financing, to purchase $1.5 billion in real estate and to pay $30.4 million of acquisition fees and expenses.

c)	During the quarter ended March 31, 2014, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	6,392	$9.30	6,392	(3)
February 2014	2,500	$10.00	2,500	(3)
March 2014	7,079	$10.00	7,079	(3)

(1)	All purchases of our equity securities by us in the three months ended March 31, 2014 were made pursuant to our share repurchase program.

(2)	We announced the commencement of the program on August 12, 2010, and it was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

As of March 31, 2014, we recorded a liability of $73,000 representing our obligation to repurchase 7,407 shares of common stock submitted for repurchase during the three months ended March 31, 2014 but not yet repurchased.
There are several limitations on our ability to repurchase shares under the program:
•Unless the shares are being repurchased in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” we may not repurchase shares unless the stockholder has held the shares for one year.
•During any calendar year, we may repurchase no more than 5.0% of the weighted-average number of shares outstanding during the prior calendar year.
•We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

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

(b)     Not applicable.

Item 4.        Mine Safety Disclosures

                     Not Applicable

Item 5.        Other Information

(a)
On May 6, 2014, the Conflicts Committee approved the renewal of our advisory agreement (the “Renewed Advisory Agreement”) with the Advisor for an additional year.  The Renewed Advisory Agreement will be effective from June 20, 2014 through June 19, 2015.  The terms of the Renewed Advisory Agreement are identical to the terms of the agreement that is currently in effect through June 19, 2014.

During the first quarter of 2014, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

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

4.2
Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix A to the prospectus dated February 28, 2014 included in Post-Effective Amendment No. 17 to the Company’s Registration Statement on Form S-3 (No. 333-164313) filed February 28, 2014)

4.3
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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity; and (iv) Condensed Consolidated Statements of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: May 8, 2014	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)