Form 10-Q
period 2014-06-30
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2014-08-07
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2014, there were 180.1 million outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
FORM 10-Q
June 30, 2014

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Investment in real estate:
Land	$452,481	$302,182
Building and improvements	1,237,105	833,892
Total investment in real estate assets	1,689,586	1,136,074
Accumulated depreciation and amortization	(53,104)	(29,538)
Total investment in real estate assets, net	1,636,482	1,106,536
Acquired intangible lease assets, net of accumulated amortization of $27,264 and $14,330, respectively	163,099	107,730
Cash and cash equivalents	20,295	460,250
Restricted cash and investments	6,992	9,859
Accounts receivable, net of bad debt reserve of $526 and $151, respectively	18,469	12,982
Deferred financing expense, less accumulated amortization of $3,132 and $1,715, respectively	10,588	10,091
Derivative asset	—	818
Prepaid expenses and other	9,143	13,261
Total assets	$1,865,068	$1,721,527
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$354,479	$200,872
Derivative liability	663	—
Acquired below market lease intangibles, less accumulated amortization of $4,714 and $2,708, respectively	33,008	20,387
Accounts payable	716	1,657
Accounts payable – affiliates	1,466	1,132
Accrued and other liabilities	36,550	27,947
Total liabilities	426,882	251,995
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at June 30, 2014
and December 31, 2013	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 179,029,310 and 175,594,613 shares issued and
outstanding at June 30, 2014 and December 31, 2013, respectively	1,790	1,756
Additional paid-in capital	1,568,858	1,538,185
Accumulated other comprehensive income	—	690
Accumulated deficit	(132,547)	(71,192)
Total stockholders’ equity	1,438,101	1,469,439
Noncontrolling interests	85	93
Total equity	1,438,186	1,469,532
Total liabilities and equity	$1,865,068	$1,721,527

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE PERIODS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$33,677	$11,076	$60,901	$19,941
Tenant recovery income	10,038	4,036	18,344	6,377
Other property income	199	52	346	83
Total revenues	43,914	15,164	79,591	26,401
Expenses:
Property operating	6,999	2,248	13,124	4,144
Real estate taxes	6,450	2,107	10,732	3,619
General and administrative	2,497	690	4,268	1,582
Acquisition expenses	5,925	3,152	11,311	5,666
Depreciation and amortization	19,198	6,321	34,601	11,555
Total expenses	41,069	14,518	74,036	26,566
Operating income (loss)	2,845	646	5,555	(165)
Other income (expense):
Interest expense, net	(4,890)	(2,287)	(8,570)	(4,387)
Other income (expense)	166	(13)	713	(13)
Net loss	(1,879)	(1,654)	(2,302)	(4,565)
Net income attributable to noncontrolling interests	—	(339)	—	(276)
Net loss attributable to Company stockholders	$(1,879)	$(1,993)	$(2,302)	$(4,841)
Per share information - basic and diluted:
Net loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.01)	$(0.18)
Weighted-average common shares outstanding - basic and diluted	178,508,251	37,692,167	177,686,157	27,626,407
Comprehensive loss:
Net loss	$(1,879)	$(1,654)	$(2,302)	$(4,565)
Other comprehensive income:
Change in unrealized (loss) gain on interest rate swaps, net	—	1,054	(690)	971
Comprehensive loss	(1,879)	(600)	(2,992)	(3,594)
Comprehensive income attributable to noncontrolling interests	—	(339)	—	(276)
Comprehensive loss attributable to Company stockholders	$(1,879)	$(939)	$(2,992)	$(3,870)

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Total
Balance at January 1, 2013	13,801,251	$138	$118,238	$—	$(11,720)	$106,656	$45,615	$152,271
Issuance of common stock	40,967,594	410	405,847	—	—	406,257	—	406,257
Share repurchases	(37,680)	—	(374)	—	—	(374)	—	(374)
Dividend reinvestment plan (DRP)	338,176	3	3,210	—	—	3,213	—	3,213
Change in unrealized gain on interest rate swaps	—	—	—	971	—	971	—	971
Common distributions declared, $0.34 per share	—	—	—	—	(9,155)	(9,155)	—	(9,155)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,131)	(3,131)
Offering costs	—	—	(50,754)	—	—	(50,754)	—	(50,754)
Net (loss) income	—	—	—	—	(4,841)	(4,841)	276	(4,565)
Balance at June 30, 2013	55,069,341	$551	$476,167	$971	$(25,716)	$451,973	$42,760	$494,733

Balance at January 1, 2014	175,594,613	$1,756	$1,538,185	$690	$(71,192)	$1,469,439	$93	$1,469,532
Issuance of common stock	256,031	2	2,532	—	—	2,534	—	2,534
Share repurchases	(87,067)	(1)	(1,380)	—	—	(1,381)	—	(1,381)
Dividend reinvestment plan (DRP)	3,265,733	33	30,991	—	—	31,024	—	31,024
Change in unrealized loss on interest rate swaps	—	—	—	(690)	—	(690)	—	(690)
Common distributions declared, $0.34 per share	—	—	—	—	(59,053)	(59,053)	—	(59,053)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Offering costs	—	—	(1,470)	—	—	(1,470)	—	(1,470)
Net loss	—	—	—	—	(2,302)	(2,302)	—	(2,302)
Balance at June 30, 2014	179,029,310	$1,790	$1,568,858	$—	$(132,547)	$1,438,101	$85	$1,438,186

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,302)	$(4,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,360	11,069
Net amortization of above- and below-market leases	229	338
Amortization of deferred financing costs	1,764	846
Loss on disposal of real estate assets	16	—
Loss on write-off of unamortized debt issuance costs and capitalized leasing commissions	51	—
Change in fair value of derivative	(443)	(10)
Straight-line rental income	(1,869)	(548)
Changes in operating assets and liabilities:
Accounts receivable	(3,618)	(2,964)
Prepaid expenses and other	12	(248)
Accounts payable	(1,032)	(370)
Accounts payable – affiliates	663	(343)
Accrued and other liabilities	8,246	5,417
Net cash provided by operating activities	35,077	8,622
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(456,795)	(287,959)
Capital expenditures	(4,550)	(1,804)
Change in restricted cash and investments	2,867	(1,565)
Proceeds from sale of derivative	520	—
Net cash used in investing activities	(457,958)	(291,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,534	406,257
Redemptions of common stock	(852)	(374)
Payment of offering costs	(1,799)	(52,324)
Payments on mortgages and loans payable	(18,692)	(203,819)
Proceeds from mortgages and loans payable	32,000	198,509
Distributions paid, net of DRP	(27,948)	(3,930)
Distributions to noncontrolling interests	(16)	(3,139)
Payments of loan financing costs	(2,301)	(4,194)
Net cash (used in) provided by financing activities	(17,074)	336,986
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(439,955)	54,280
CASH AND CASH EQUIVALENTS:
Beginning of period	460,250	7,654
End of period	$20,295	$61,934
SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$6,915	$3,706
Change in offering costs payable to advisor and sub-advisor	(329)	(1,570)
Change in distributions payable	81	2,012
Change in distributions payable – noncontrolling interests	(8)	(8)
Change in accrued share repurchase obligation	529	—
Assumed debt	141,472	57,198
Assumed interest rate swap	714	—
Accrued capital expenditures	2,055	154
Distributions reinvested	31,024	3,213

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

On January 13, 2010, we filed a registration statement on Form S-11 (No. 333-164313) with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180 million shares of common stock for sale to the public, of which 150 million shares were registered in our primary offering and 30 million shares were registered under our dividend reinvestment plan (the “DRP”). The SEC declared our registration statement effective on August 12, 2010. On November 19, 2013, we reallocated 26.5 million shares from the DRP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated approximately 2.7 million unsold shares from the primary offering to the DRP. On June 18, 2014, we filed a registration statement on Form S-3 (No. 333-196870) with the SEC to register an additional 12 million shares to be offered pursuant to the DRP. We continue to offer up to a total of approximately 18.2 million shares of common stock under the DRP. Stockholders who elect to participate in the DRP may choose to invest all or a portion of their cash distributions in shares of our common stock at a purchase price of $9.50 per share.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is under common control with AR Capital, LLC (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”), and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor, pursuant to a sub-advisory agreement between the Advisor and the Sub-advisor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.  As of June 30, 2014, we owned fee simple interests in 120 real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the six months ended June 30, 2014. For a summary of our significant accounting policies previously adopted, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited financial statements of Phillips Edison—ARC Shopping Center REIT Inc. for the year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year.

The accompanying condensed consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

Derivative Instruments and Hedging Activities—We may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage such risk. We may enter into derivative instruments that qualify as cash flow hedges, and we do not enter into derivative instruments for speculative purposes. Interest rate swaps are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, the calculation period and the LIBOR rate. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.

Changes in fair value as well as net payments or receipts under interest rate swap agreements that do not qualify for hedge accounting treatment are recorded as other income or other expense in the condensed consolidated statements of operations and comprehensive loss.

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

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents for the three and six months ended June 30, 2014 and 2013.

There were 1,302,862 and 163,617 Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of June 30, 2014 and 2013, respectively. The vesting of the Class B units is contingent upon a market condition and service condition. The satisfaction of the market or service condition was not probable as of June 30, 2014 and 2013, respectively, and therefore, the Class B units are not included in earnings per share.

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

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Unless we elect early adoption, the standard will be effective for us on January 1, 2015. In future periods, the adoption of this pronouncement may result in property disposals not qualifying for discontinued operations presentation, and thus the results of those disposals will remain in income from continuing operations.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate the transaction- and industry-specific revenue recognition guidance currently in place under GAAP and will replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016, and early adoption is prohibited. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

3. EQUITY

General—We have the authority to issue a total of 1,000,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2014, we had issued 179,211,759 shares of common stock generating gross cash proceeds of $1.77 billion.  As of June 30, 2014, there were 179,029,310 shares of our common stock outstanding, which is net of 182,449 shares repurchased from stockholders pursuant to our share repurchase program, and we had issued no shares of preferred stock. The holders of shares of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted the DRP that allows stockholders to invest distributions in additional shares of our common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash.  Distributions reinvested through the DRP for the three months ended June 30, 2014 and 2013, were $15.8 million and $2.2 million, respectively.  Distributions reinvested through the DRP for the six months ended June 30, 2014 and 2013, were $31.0 million and $3.2 million, respectively.

Share Repurchase Program—Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the stockholders' original purchase prices paid for the shares being repurchased.

Repurchase of shares of common stock will be made monthly upon written notice received by us at least five days prior to the end of the applicable month. Stockholders may withdraw their repurchase request at any time up to five business days prior to the repurchase date.

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. During the three months ended June 30, 2014 and 2013, there were 71,096 and 37,680 shares repurchased for $0.7 million and $0.4 million, respectively, under the share repurchase program for an average repurchase price of $9.78 and $9.92 per share, respectively.  During the six months ended June 30, 2014 and 2013, there were 87,067 and 37,680 shares repurchased for $0.9 million and $0.4 million, respectively, under the share repurchase program for an average repurchase price of $9.78 and $9.92 per share, respectively.  As of June 30, 2014, we recorded a liability of $0.6 million that represents our obligation to repurchase 60,510 shares of common stock submitted for repurchase as of June 30, 2014 but not yet repurchased.

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

The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:

Cash and cash equivalents, restricted cash and investments, accounts receivable, and accounts payable—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, comparable sales, replacement costs, income and expense growth rates and current market rents and allowances as determined by management.

Mortgages and loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rate used approximates current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  Such discount rates for fixed-rate debt were 4.15% and 4.5% as of June 30, 2014 and December 31, 2013, respectively. The discount rates for secured and unsecured variable-rate debt were 2.65% and 1.45%, respectively, as of June 30, 2014. We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed.  The fair value and recorded value of our borrowings as of June 30, 2014, were $361.3 million and $354.5 million, respectively.  The fair value and recorded value of our borrowings as of December 31, 2013, were $201.4 million and $200.9 million, respectively.

Derivative instruments — As of June 30, 2014, we are party to one interest rate swap agreement with a notional amount of $11.8 million, assumed as part of the acquisition of Townfair Shopping Center, which is measured at fair value on a recurring basis. The interest rate swap agreement effectively fixes the variable interest rate of our secured variable-rate mortgage note, secured by Townfair Shopping Center, payable at an annual interest rate of 5.22% through June 10, 2018.

As of December 31, 2013, we were a party to one interest rate swap agreement with a notional amount of $50.0 million that was measured at fair value on a recurring basis.  The interest rate swap agreement effectively fixed the variable interest rate of a $50.0 million portion of our unsecured credit facility at 2.10% through December 2017. On February 21, 2014, we sold this interest rate swap to an unaffiliated party.

The fair values of the interest rate swap agreements as of June 30, 2014 and December 31, 2013 were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate related observable inputs.  Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we did or could actually realize upon disposition of the financial assets and liabilities previously sold or currently held (see Note 10).

A summary of our financial assets and liabilities that were measured at fair value, by level within the fair value hierarchy is as follows (in thousands):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative asset designated as hedging instruments:
Interest rate swap	$—	$—	$—	$—	$—	$818	$—	$818
Derivative liability not designated as hedging instruments:
Interest rate swap	—	663	—	663	—	—	—	—

5. REAL ESTATE ACQUISITIONS

During the six months ended June 30, 2014, we acquired 37 grocery-anchored retail centers and one strip center adjacent to a previously acquired grocery-anchored retail center for a combined purchase price of approximately $602.8 million, including $139.0 million of assumed debt with a fair value of $141.5 million.  Additionally, we assumed an interest rate swap agreement valued as a $0.7 million liability at the time of our acquisition of Townfair Shopping Center. The following tables present certain additional information regarding our acquisitions of properties which were deemed individually immaterial when acquired, but are material in the aggregate.  We allocated the purchase price of these acquisitions to the fair value of the assets acquired and lease liabilities assumed as follows (in thousands):

Six Months Ended June 30, 2014
Land	$150,299
Building and improvements	398,798
Acquired in-place leases	52,537
Acquired above-market leases	15,766
Acquired below-market leases	(14,627)
Total	$602,773

The weighted-average amortization periods for acquired in-place lease and above-market lease intangibles acquired during the six months ended June 30, 2014 are 7 years and 11 years, respectively. The weighted-average amortization period for below-market lease intangibles acquired during the six months ended June 30, 2014 is 12 years.

The amounts recognized for revenues, acquisition expenses and net loss from each respective acquisition date to June 30, 2014 related to the operating activities of our material acquisitions are as follows (in thousands):

Six Months Ended June 30, 2014
Revenues	$13,056
Acquisition expenses	11,226
Net loss	(10,711)

The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2013 and 2014 had been acquired on January 1, 2013.

We estimated that revenues, on a pro forma basis, for the three months ended June 30, 2014 and 2013, would have been approximately $48.1 million and $49.1 million, respectively, and our net income attributable to our stockholders, on a pro forma basis, would have been approximately $5.4 million and $5.6 million, respectively. The pro forma net income per share would have been approximately $0.03 for the three months ended June 30, 2014 and 2013.

We estimated that revenues, on a pro forma basis for the six months ended June 30, 2014 and 2013, would have been approximately $96.8 million and $96.9 million, respectively. Our net income or net loss attributable to our stockholders, on a pro forma basis, would have been net income of approximately $12.9 million and a net loss of approximately $13.9 million for the six months ended June 30, 2014 and 2013, respectively. The pro forma net income or net loss per share would have been net income per share of approximately $0.07 and net loss per share of approximately $0.08 for the six months ended June 30, 2014 and 2013, respectively.

The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2012 and 2013 had been acquired on January 1, 2012.

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

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Acquired in-place leases, net of accumulated amortization of $21,063 and $10,363, respectively	$133,666	$91,829
Acquired above-market leases, net of accumulated amortization of $6,201 and $3,967, respectively	29,433	15,901
Total	$163,099	$107,730

Amortization expense recorded on the intangible assets for the three months ended June 30, 2014 and 2013 was $7.2 million and $2.1 million, respectively.  Amortization expense recorded on the intangible assets for the six months ended June 30, 2014 and 2013 was $12.9 million and $3.9 million, respectively.

Estimated future amortization expense of the respective acquired intangible lease assets as of June 30, 2014 for the remainder of 2014 and for each of the four succeeding calendar years and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
July 1 to December 31, 2014	$12,569	$2,592
2015	24,927	5,019
2016	22,837	4,329
2017	20,473	3,706
2018	16,134	2,960
2019 and thereafter	36,726	10,827
Total	$133,666	$29,433

The weighted-average amortization periods for acquired in-place lease and above-market lease intangibles are seven years and eight years, respectively.

7. MORTGAGES AND LOANS PAYABLE

As of June 30, 2014, we had approximately $316.4 million of outstanding mortgage notes payable, excluding fair value of debt adjustments.  As of December 31, 2013, we had approximately $196.1 million of outstanding mortgage notes payable.  Each mortgage note payable is secured by the respective property on which the debt was placed.

We also have access to a $350 million unsecured revolving credit facility, which may be expanded to $600 million, with a $32.0 million current outstanding principal balance as of June 30, 2014, from which we may draw additional funds to pay certain long-term debt obligations as they mature.  As of June 30, 2014, the current borrowing capacity of the unsecured revolving credit facility was $227.1 million, as calculated using properties eligible to be included in the calculation of the borrowing base as defined by the terms of the credit facility.  The interest rate on amounts outstanding under this credit facility is currently LIBOR plus 1.30%. The credit facility matures on December 18, 2017, with two six-month options to extend the maturity to December 18, 2018.

Of the amount outstanding on our mortgage notes and loans payable at June 30, 2014, $6.4 million is for loans that mature in 2014, excluding monthly scheduled principal payments.  We intend to repay or refinance any principal balance outstanding on loans maturing in 2014 as they mature. As of June 30, 2014 and December 31, 2013, the weighted-average interest rate for the loans was 5.07% and 5.61%, respectively.
During the six months ended June 30, 2014, in conjunction with our acquisition of ten real estate properties, we assumed debt of $139.0 million with a fair value of $141.5 million. During the six months ended June 30, 2013, in conjunction with our acquisition of four real estate properties, we assumed debt of $54.4 million with a fair value of $57.2 million. The assumed debt market adjustment will be amortized over the remaining life of the loans, and this amortization is classified as interest expense. The amortization recorded on the assumed below-market debt adjustment was $0.7 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. The amortization recorded on the assumed below-market debt adjustment was $1.2 million and $0.5 million, for the six months ended June 30, 2014 and 2013, respectively.

The following is a summary of our debt obligations as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Outstanding Principal Balance	Maximum Borrowing Capacity	Outstanding Principal Balance	Maximum Borrowing Capacity
Fixed-rate mortgages payable(1)(2)	$316,353	$316,353	$196,052	$196,052
Unsecured credit facility - fixed-rate(3)	—	—	—	50,000
Unsecured credit facility - variable-rate	32,000	227,091	—	176,745
Assumed below-market debt adjustment	6,126	N/A	4,820	N/A
Total	$354,479	$543,444	$200,872	$422,797

(1)
Due to the non-recourse nature of certain mortgages, the assets and liabilities of the following properties are neither available to pay the debts of the consolidated limited liability companies nor constitute obligations of the consolidated limited liability companies: Baker Hill Center, Broadway Plaza, Publix at Northridge, Kleinwood Center, Murray Landing, Vineyard Center, Sunset Center, Westwoods Shopping Center, Stockbridge Commons, East Burnside Plaza, Fresh Market, Collington Plaza, Stop & Shop Plaza, Arcadia Plaza, Savoy Plaza, Coppell Market Center, Statler Square, Hamilton Village and Waynesboro Plaza. The outstanding principal balance of these non-recourse mortgages as of June 30, 2014 and December 31, 2013 was $219.5 million and $157.8 million, respectively.

(2)	As of June 30, 2014, the interest rate on the amount outstanding under our variable-rate mortgage note payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10).

(3)
As of December 31, 2013, the interest rate on $50.0 million of the amount available under our unsecured credit facility was, in effect, fixed at 2.10% by an interest rate swap agreement (see Notes 4 and 10).

Below is a listing of the mortgage loans payable with their respective principal payment obligations (in thousands) and weighted-average interest rates:

	2014 (1)	2015	2016	2017	2018	Thereafter	Total
Maturing debt:(2)
Fixed-rate mortgages payable(3)(4)	$9,515	$64,825	$86,744	$46,103	$16,610	$92,556	$316,353
Unsecured credit facility - variable-rate	—	—	—	32,000	—	—	32,000
Total maturing debt	$9,515	$64,825	$86,744	$78,103	$16,610	$92,556	$348,353
Weighted-average interest rate on debt:
Fixed-rate mortgages payable(3)(4)	5.6%	5.2%	5.7%	5.3%	6.3%	5.0%	5.4%
Unsecured credit facility - variable-rate	—%	—%	—%	1.5%	—%	—%	1.5%
Total	5.6%	5.2%	5.7%	3.7%	6.3%	5.0%	5.1%

(1)	Includes only July 1, 2014 through December 31, 2014.

(2)	The debt maturity table does not include any below-market debt adjustment, of which $6.1 million, net of accumulated amortization, was outstanding as of June 30, 2014.

(3)	As of June 30, 2014, the interest rate on the amount outstanding under our variable-rate mortgage note payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10).

(4)
All but $6.4 million of the fixed-rate debt represents loans assumed as part of certain acquisitions.  The assumed loans typically have higher interest rates than interest rates associated with new debt.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Acquired below-market lease intangibles consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Acquired below-market leases, net of accumulated amortization of $4,714 and $2,708, respectively	$33,008	$20,387

Amortization recorded on the intangible liabilities for the three months ended June 30, 2014 and 2013 was $1.1 million and $0.4 million, respectively.  Amortization recorded on the intangible liabilities for the six months ended June 30, 2014 and 2013 was $2.0 million and $0.7 million, respectively.

Estimated future amortization income of the intangible lease liabilities as of June 30, 2014 for the remainder of 2014 and for each of the four succeeding calendar years and thereafter is as follows (in thousands):

Year	Below-Market Leases
July 1 to December 31, 2014	$2,474
2015	4,902
2016	4,379
2017	3,641
2018	3,004
2019 and thereafter	14,608
Total	$33,008

The weighted-average amortization period for below-market lease intangibles is 11 years.

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any material non-compliance, liability or other claim, nor are we aware of any other environmental condition that we believe will have a material impact on our condensed consolidated financial statements.

10. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.

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

During the six months ended June 30, 2014, we terminated our only designated interest rate swap and accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a gain of $690,000 recorded in other income, net, in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2014. As a result of the hedged forecasted transaction becoming probable not to occur, the swap was de-designated as a cash flow hedge in February 2014, and changes in fair value of a loss of $326,000 were recorded directly in earnings during the six months ended June 30, 2014.

As of June 30, 2014, we had no active outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges are recorded directly in earnings and were a gain of $26,000 and a loss of $300,000 for the three and six months ended June 30, 2014, respectively, including the loss recorded to earnings related to the aforementioned de-designated swap. We did not have any derivatives that were not designated as hedges during the three and six months ended June 30, 2013.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and June 30, 2013, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swap)	2014	2013	2014	2013
Amount of loss recognized in other comprehensive income on derivative	$—	$973	$—	$890
Amount of (loss) reclassified from accumulated other comprehensive income into interest expense	—	(81)	—	(81)
Amount of gain recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	—	10	690	10

Credit-risk-related Contingent Features

We have an agreement with our derivative counterparty that contains a provision where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations.

As of June 30, 2014, the fair value of our derivative was a net liability position including accrued interest, but excluding any adjustment for nonperformance risk related to this agreement. As of June 30, 2014, we have not posted any collateral related to this agreement.

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

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our primary initial public offering and our DRP offering. As of June 30, 2014, the Advisor, Sub-advisor and their affiliates have charged us approximately $27.42 million of cumulative organization and offering costs, and we have reimbursed $27.37 million of such costs, resulting in a net payable of $0.05 million. As of December 31, 2013, the Advisor, Sub-advisor and their affiliates had charged us approximately $26.3 million of cumulative organization and offering costs, and we had reimbursed $25.87 million of such costs, resulting in a net payable of $0.38 million.

Acquisition Fee—We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including any debt attributable to such investments.

Acquisition Expenses—We reimburse the Sub-advisor for expenses actually incurred related to selecting, evaluating, and acquiring assets on our behalf.  During the three and six months ended June 30, 2014, we reimbursed the Sub-advisor for personnel costs related to due diligence services for assets we acquired during the period.

Asset Management Fee—We issue to the Advisor and the Sub-advisor, on a quarterly basis, performance-based Class B units of the Operating Partnership.  During the six months ended June 30, 2014, the Operating Partnership issued 770,481 Class B units to the Advisor and the Sub-advisor under the advisory agreement for the asset management services performed by the Advisor and the Sub-advisor during the period from October 1, 2013 to March 31, 2014. These Class B units will not vest until an economic hurdle has been met and the Advisor and Sub-advisor continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon.

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

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, we will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if we sell an asset to an affiliate, our organizational documents will prohibit us from paying the Advisor, the Sub-advisor or their respective affiliates a disposition fee. As of June 30, 2014, we have not disposed of any properties or other investments, and no disposition fees have been earned by or paid to the Advisor or Sub-advisor.

General and Administrative Expenses—As of June 30, 2014 and December 31, 2013, we owed the Advisor, the Sub-advisor and their affiliates $69,000 and $85,000, respectively, for general and administrative expenses paid on our behalf.  As of June 30, 2014, neither the Advisor nor the Sub-advisor have allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to the Advisor and the Sub-advisor, except for organization and offering costs and general and administrative expenses, which we disclose above, for the three and six months ended June 30, 2014 and 2013 and any related amounts unpaid as of June 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Acquisition fees	$3,161	$1,842	$6,003	$3,490	$—	$—
Acquisition expenses	403	—	668	—	—	—
Class B unit distribution(1)	199	24	317	28	72	30
Asset management fees(2)	—	249	—	498	—	—
Financing fees	409	137	1,042	2,095	—	—
Disposition fees	—	—	—	—	—	—

(1)	Represents the distributions paid to the Advisor and the Sub-advisor as holders of Class B units of the Operating Partnership.

(2)	Paid by the CBRE Investors pursuant to the advisory agreement between the Joint Venture and the Advisor.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership will pay to PE-ARC Special Limited Partner, LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to stockholders of a 7.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders.  The Advisor has a 15.0% interest and the Sub-advisor has an 85.0% interest in the Special Limited Partner.  No sales of real estate assets occurred in the three and six months ended June 30, 2014 and 2013.

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

Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.  No subordinated incentive listing distribution was earned for the three and six months ended June 30, 2014 and 2013.

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

Commencing June 1, 2014, the amount we pay to the Property Manager in monthly property management fees decreased from 4.5% to 4.0% of the monthly gross cash receipts from the properties managed by the Property Manager. In the event that we contract directly with a non-affiliated third-party property manager with respect to a property, we will pay the Property Manager a monthly oversight fee equal to 1.0% of the gross revenues of the property managed. In addition to the property management fee or oversight fee, if the Property Manager provides leasing services with respect to a property, we pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services based on national market rates. The Property Manager shall be paid a leasing fee in connection with a tenant’s exercise of an option to extend an existing lease, and the leasing fees payable to the Property Manager may be increased by up to 50% in the event that the Property Manager engages a co-broker to lease a particular vacancy. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and six months ended June 30, 2014 and 2013 and any related amounts unpaid as of June 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Property management fees	$1,725	$575	$3,307	$1,033	$613	$418
Leasing commissions	1,139	279	1,708	467	327	80
Construction management fees	210	53	250	76	112	50
Other fees and reimbursements	445	144	738	262	223	89
Total	$3,519	$1,051	$6,003	$1,838	$1,275	$637

Dealer Manager— The dealer manager for the primary portion of our initial public offering was Realty Capital Securities, LLC (the “Dealer Manager”). The Dealer Manager is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and was organized on August 29, 2007. The Dealer Manager is a subsidiary of an entity which is under common control with our AR Capital sponsor and provided certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under the primary portion of our initial public offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager was generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering.  The Dealer Manager typically reallowed 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers. Our agreement with the Dealer Manager terminated by its terms in connection with the close of our primary offering on February 7, 2014.

Summarized below are the fees earned by the Dealer Manager for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Selling commissions	$—	$20,662	$157	$26,261
Selling commissions reallowed	—	20,662	157	26,261
Dealer manager fees	—	8,672	72	11,214
Dealer manager fees reallowed	—	3,218	29	4,204

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

As of June 30, 2014 and December 31, 2013, the Sub-advisor owned 176,509 shares of our common stock, or approximately 0.10% of our common stock issued during our initial public offering period, which closed on February 7, 2014. The Sub-advisor may not sell any of these shares while serving as the Sub-advisor.

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

As of June 30, 2014 and December 31, 2013, we owed the Advisor, the Sub-advisor and their respective affiliates approximately $1.5 million and $1.1 million, respectively, for offering and organization expenses, general and administrative expenses and asset management, property management, and other fees payable as shown below (in thousands):

	June 30, 2014	December 31, 2013
Offering and organization expenses payable	$50	$379
General and administrative expenses of the company paid by a sponsor	69	85
Asset management, property management, and other fees payable	1,347	668
Total due	$1,466	$1,132

13. OPERATING LEASES

The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at June 30, 2014, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
July 1 to December 31, 2014	$71,302
2015	137,577
2016	125,494
2017	111,161
2018	94,725
2019 and thereafter	408,385
Total	$948,644

No single tenant comprised 10% or more of our aggregate annualized effective rent as of June 30, 2014.

14. SUBSEQUENT EVENTS

Distributions

On July 1, 2014, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from June 1, 2014 through June 30, 2014. The total gross amount of the distribution was approximately $9.9 million, with $5.2 million being reinvested in the DRP, for a net cash distribution of $4.7 million.

On August 1, 2014, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from July 1, 2014 through July 31, 2014. The total gross amount of the distribution was approximately $10.2 million, with $5.4 million being reinvested in the DRP, for a net cash distribution of $4.8 million.

Acquisitions

Subsequent to June 30, 2014, we acquired a 100% ownership in the following properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Lynnwood Place	Jackson, TN	Kroger	7/28/2014	$9,000	96,666	89.5%
Foothills Shopping Center	Lakewood, CO	Safeway	7/31/2014	4,500	87,697	88.1%
Battle Ridge Pavilion	Marietta, GA	Kroger	8/1/2014	14,100	103,517	91.2%
Thompson Valley Towne Center	Loveland, CO	King Soopers	8/1/2014	20,600	114,637	94.3%
Lumina Commons	Wilmington, NC	Harris Teeter	8/4/2014	13,875	77,742	96.2%

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

Overview

Organization

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009 and elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010. On January 13, 2010, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 180 million shares of common stock for sale to the public, of which 150 million shares were registered in our primary offering and 30 million shares were registered under the DRP. The SEC declared our registration statement effective on August 12, 2010. On November 19, 2013, we reallocated 26.5 million shares from the DRP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated approximately 2.7 million unsold shares from the primary offering to the dividend reinvestment plan ("DRP"). On June 18, 2014, we filed a registration statement on Form S-3 with the SEC to register an additional 12 million shares to be offered pursuant to the DRP. We continue to offer up to a total of approximately 18.2 million shares of common stock under the DRP.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is under common control with AR Capital LLC (the “AR Capital sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

Equity Raise Activity

As of June 30, 2014, we had issued a total of 179,211,759 shares of common stock including 5,392,081 shares issued through the DRP, generating gross cash proceeds of $1.77 billion since our inception.  During the six months ended June 30, 2014, we issued 3,521,764 shares of common stock, including 3,265,733 shares issued through the DRP, generating gross cash proceeds of $33.6 million. Although we ceased offering shares of common stock in our primary offering on February 7, 2014, we continue to offer shares through the DRP.

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the three months ended June 30, 2014:

		Property Acquisitions
	Cumulative	during the
	Portfolio through	Three Months Ended
	June 30, 2014	June 30, 2014
Number of properties	120	20
Number of states	27	11
Weighted average capitalization rate(1)	7.1%	6.7%
Weighted average capitalization rate with straight-line rent(2)	7.3%	6.9%
Total acquisition purchase price (in thousands)	$1,820,176	$316,092
Total square feet	12,602,899	2,071,139
Leased % of rentable square feet(3)	94.9%	95.3%
Average remaining lease term in years(3)	6.3	6.7

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

(3)	As of June 30, 2014

As of June 30, 2014, we owned 120 real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor. The following table presents information regarding each of our properties as of June 30, 2014 (dollars in thousands):

Property Name	City	State	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years	% of Rentable Square Feet Leased
Lakeside Plaza	Salem	VA	Kroger	12/10/2010	$8,750	82,798	3.8	98.3%
Snow View Plaza	Parma	OH	Giant Eagle	12/15/2010	12,300	100,460	5.1	97.0%
St. Charles Plaza	Haines City	FL	Publix	6/10/2011	10,100	65,000	9.3	94.5%
Centerpoint	Easley	SC	Publix	10/14/2011	6,850	72,287	8.9	96.7%
Southampton Village	Tyrone	GA	Publix	10/14/2011	8,350	77,956	7.0	97.8%
Burwood Village Center	Glen Burnie	MD	Food Lion(2)	11/9/2011	16,600	105,834	6.4	95.8%
Cureton Town Center	Waxhaw	NC	Harris Teeter(3)	12/29/2011	13,950	84,357	8.6	100.0%
Tramway Crossing	Sanford	NC	Food Lion(2)	2/23/2012	5,500	62,382	2.1	98.2%
Westin Centre	Fayetteville	NC	Food Lion(2)	2/23/2012	6,050	66,890	1.7	100.0%
The Village at Glynn Place	Brunswick	GA	Publix	4/27/2012	11,350	111,924	6.3	96.3%
Meadowthorpe Shopping Center	Lexington	KY	Kroger	5/9/2012	8,550	87,384	2.9	95.7%
New Windsor Marketplace	Windsor	CO	King Soopers(3)	5/9/2012	5,550	95,877	5.7	95.6%
Vine Street Square	Kissimmee	FL	Walmart(4)	6/4/2012	13,650	120,699	5.6	98.0%
Northtowne Square	Gibsonia	PA	Giant Eagle	6/19/2012	10,575	113,372	7.0	100.0%
Brentwood Commons	Bensenville	IL	Dominick's(5)	7/5/2012	14,850	125,550	5.6	100.0%
Sidney Towne Center	Sidney	OH	Kroger	8/2/2012	4,300	118,360	5.0	100.0%
Broadway Plaza	Tucson	AZ	Sprouts	8/13/2012	12,675	83,612	5.5	87.0%
Richmond Plaza	Augusta	GA	Kroger	8/30/2012	19,500	178,167	4.9	89.5%
Publix at Northridge	Sarasota	FL	Publix	8/30/2012	11,500	65,320	8.3	89.9%
Baker Hill Center	Glen Ellyn	IL	Dominick's(5)	9/6/2012	21,600	135,355	4.0	95.8%
New Prague Commons	New Prague	MN	Coborn's	10/12/2012	10,150	59,948	6.8	100.0%
Brook Park Plaza	Brook Park	OH	Giant Eagle	10/23/2012	10,140	148,259	4.6	100.0%
Heron Creek Towne Center	North Port	FL	Publix	12/17/2012	8,650	64,664	5.2	92.6%
Quartz Hill Towne Centre	Lancaster	CA	Vons(4)	12/26/2012	20,970	110,306	3.1	94.6%
Hilfiker Square	Salem	OR	Trader Joe's	12/28/2012	8,000	38,558	6.8	100.0%
Village One Plaza	Modesto	CA	Raley's	12/28/2012	26,500	105,658	12.7	91.2%
Butler Creek	Acworth	GA	Kroger	1/15/2013	10,650	95,597	3.7	94.0%
Fairview Oaks	Ellenwood	GA	Kroger	1/15/2013	9,300	77,052	2.5	97.6%
Grassland Crossing	Alpharetta	GA	Kroger	1/15/2013	9,700	90,906	5.7	95.7%
Hamilton Ridge	Buford	GA	Kroger	1/15/2013	11,800	90,996	6.4	87.4%
Mableton Crossing	Mableton	GA	Kroger	1/15/2013	11,500	86,819	3.0	96.1%
The Shops at Westridge	McDonough	GA	Publix	1/15/2013	7,550	66,297	8.8	83.1%
Fairlawn Town Centre	Fairlawn	OH	Giant Eagle	1/30/2013	42,200	347,255	6.6	95.9%
Macland Pointe	Marietta	GA	Publix	2/13/2013	9,150	79,699	2.6	91.3%
Murray Landing	Irmo	SC	Publix	3/21/2013	9,920	64,359	6.9	100.0%
Vineyard Center	Tallahassee	FL	Publix	3/21/2013	6,760	62,821	7.6	87.0%
Kleinwood Center	Spring	TX	H-E-B	3/21/2013	32,535	148,863	7.0	98.3%
Lutz Lake Station	Lutz	FL	Publix	4/4/2013	9,800	64,986	6.0	100.0%
Publix at Seven Hills	Spring Hill	FL	Publix	4/4/2013	8,500	72,590	3.2	92.3%
Hartville Centre	Hartville	OH	Giant Eagle	4/23/2013	7,300	108,412	5.4	75.7%
Sunset Center	Corvallis	OR	Safeway	5/31/2013	24,900	164,796	5.4	94.8%
Savage Town Square	Savage	MN	Cub Foods(6)	6/19/2013	14,903	87,181	7.8	98.6%
Northcross	Austin	TX	Walmart(4)	6/24/2013	61,500	280,243	14.5	96.0%
Glenwood Crossing	Kenosha	WI	Pick 'n Save	6/27/2013	12,822	87,504	12.7	99.6%
Pavilions at San Mateo	Albuquerque	NM	Walmart(4)	6/27/2013	28,350	149,287	4.0	87.6%
Shiloh Square	Kennesaw	GA	Kroger	6/27/2013	14,500	139,720	3.5	79.4%
Boronda Plaza	Salinas	CA	Food 4 Less	7/3/2013	22,700	93,071	6.2	96.7%

Property Name	City	State	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years	% of Rentable Square Feet Leased
Rivergate	Macon	GA	Publix	7/18/2013	$32,354	207,567	5.5	84.0%
Westwoods Shopping Center	Arvada	CO	King Soopers(3)	8/8/2013	14,918	90,855	5.9	97.2%
Paradise Crossing	Lithia Springs	GA	Publix	8/13/2013	9,000	67,470	4.7	93.8%
Contra Loma Plaza	Antioch	CA	Save Mart	8/19/2013	7,250	74,616	4.8	83.7%
South Oaks Plaza	St. Louis	MO	Shop 'n Save(6)	8/21/2013	9,500	112,300	10.2	100.0%
Yorktown Centre	Millcreek Township	PA	Giant Eagle	8/30/2013	21,400	196,728	4.3	100.0%
Stockbridge Commons	Fort Mill	SC	Harris Teeter(3)	9/3/2013	15,250	99,473	5.5	93.8%
Dyer Crossing	Dyer	IN	Jewel-Osco(7)	9/4/2013	18,500	95,083	7.1	91.6%
East Burnside Plaza	Portland	OR	QFC(3)	9/12/2013	8,643	38,363	5.2	100.0%
Red Maple Village	Tracy	CA	Raley's	9/18/2013	31,140	97,591	10.5	100.0%
Crystal Beach Plaza	Palm Harbor	FL	Publix	9/25/2013	12,100	59,015	12.5	81.2%
CitiCentre Plaza	Carroll	IA	Hy-Vee	10/2/2013	3,750	63,518	3.1	83.0%
Duck Creek Plaza	Bettendorf	IA	Schnuck's	10/8/2013	19,700	134,229	5.4	97.9%
Cahill Plaza	Inver Grove Heights	MN	Cub Foods(6)	10/9/2013	8,350	69,000	2.1	96.0%
Pioneer Plaza	Springfield	OR	Safeway	10/18/2013	11,850	96,027	3.8	89.9%
Fresh Market	Normal	IL	The Fresh Market	10/22/2013	11,750	76,017	5.7	100.0%
Courthouse Marketplace	Virginia Beach	VA	Harris Teeter(3)	10/25/2013	16,050	106,863	7.8	84.9%
Hastings Marketplace	Hastings	MN	Cub Foods(6)	11/6/2013	15,875	97,535	7.1	100.0%
Shoppes of Paradise Lakes	Miami	FL	Publix	11/7/2013	13,450	83,597	4.6	92.8%
Coquina Plaza	Davie	FL	Publix	11/7/2013	23,200	91,120	5.1	100.0%
Butler's Crossing	Watkinsville	GA	Publix	11/7/2013	8,900	75,505	3.2	85.4%
Lakewood Plaza	Spring Hill	FL	Publix	11/7/2013	15,300	106,999	3.5	92.9%
Collington Plaza	Bowie	MD	Giant Foods(8)	11/21/2013	30,146	121,955	6.9	100.0%
Golden Town Center	Golden	CO	King Soopers(3)	11/22/2013	19,015	117,882	4.0	90.4%
Northstar Marketplace	Ramsey	MN	Coborn's	11/27/2013	14,000	96,356	5.3	97.6%
Bear Creek Plaza	Petoskey	MI	Walmart(4)	12/18/2013	25,451	311,894	5.4	100.0%
Flag City Station	Findlay	OH	Walmart(4)	12/18/2013	15,661	245,549	3.8	100.0%
Southern Hills Crossing	Moraine	OH	Walmart(4)	12/18/2013	2,463	10,000	3.1	100.0%
Sulphur Grove	Huber Heights	OH	Walmart(4)	12/18/2013	2,914	20,900	2.6	100.0%
East Side Square	Springfield	OH	Walmart(4)	12/18/2013	1,471	8,400	3.6	85.3%
Hoke Crossing	Clayton	OH	Walmart(4)	12/18/2013	1,718	8,600	2.6	100.0%
Town & Country Shopping Center	Noblesville	IN	Walmart(4)	12/18/2013	26,049	249,833	4.3	100.0%
Sterling Pointe Center	Lincoln	CA	Raley's	12/20/2013	31,925	136,020	7.6	84.2%
Southgate Shopping Center	Des Moines	IA	Hy-Vee	12/20/2013	9,725	161,792	7.4	96.9%
Arcadia Plaza	Phoenix	AZ	Sprouts	12/30/2013	13,479	63,637	4.3	93.5%
Stop & Shop Plaza	Enfield	CT	Stop & Shop(8)	12/30/2013	26,200	124,218	3.7	98.6%
Fairacres Shopping Center	Oshkosh	WI	Pick 'n Save	1/21/2014	9,800	85,523	3.9	95.4%
Savoy Plaza	Savoy	IL	Schnuck's	1/31/2014	17,200	140,624	7.2	84.0%
The Shops of Uptown	Park Ridge	IL	Trader Joe's	2/25/2014	26,961	70,402	4.6	96.5%
Chapel Hill North	Chapel Hill	NC	Harris Teeter(3)	2/28/2014	16,100	96,290	4.1	95.3%
Winchester Gateway	Winchester	VA	Martin's(8)	3/5/2014	38,350	157,377	8.6	95.8%
Stonewall Plaza	Winchester	VA	Martin's(8)	3/5/2014	29,500	119,159	10.2	90.0%
Coppell Market Center	Coppell	TX	Market Street(7)	3/5/2014	19,175	90,225	9.9	100.0%
Harrison Pointe	Cary	NC	Harris Teeter(3)	3/11/2014	22,700	130,758	4.9	94.9%
Town Fair Center	Louisville	KY	Walmart(4)	3/12/2014	24,250	234,240	3.8	97.4%
Villages at Eagles Landing	Stockbridge	GA	Publix	3/13/2014	8,815	67,019	2.2	96.0%
Towne Centre at Wesley Chapel	Wesley Chapel	FL	Winn-Dixie	3/14/2014	8,950	69,425	5.2	95.6%
Tree Summit Village	Duluth	GA	Publix	3/14/2014	5,900	63,299	5.8	95.3%
Dean Taylor Crossing	Suwanee	GA	Kroger	3/14/2014	13,437	92,318	4.8	100.0%
Champions Gate Village	Davenport	FL	Publix	3/14/2014	8,900	62,699	5.4	96.3%

Property Name	City	State	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years	% of Rentable Square Feet Leased
Goolsby Pointe	Riverview	FL	Publix	3/14/2014	$10,850	75,525	3.6	93.6%
Statler Square	Staunton	VA	Kroger	3/21/2014	13,900	134,660	5.8	98.3%
Burbank Plaza	Burbank	IL	Jewel-Osco(7)	3/25/2014	8,700	93,279	1.7	100.0%
Hamilton Village	Chattanooga	TN	Walmart	4/3/2014	33,679	429,325	4.2	99.6%
Waynesboro Plaza	Waynesboro	VA	Martin's(8)	4/30/2014	16,800	74,134	10.7	100.0%
Southwest Marketplace	Las Vegas	NV	Smith's(3)	5/5/2014	30,400	115,720	7.1	95.0%
Hampton Village	Taylors	SC	Publix	5/21/2014	14,025	123,647	3.2	76.9%
Central Station	Louisville	KY	Kroger	5/23/2014	14,497	101,570	4.7	82.8%
Kirkwood Market Place	Houston	TX	Sprouts	5/23/2014	17,100	80,483	7.7	91.6%
Fairview Plaza	New Cumberland	PA	Giant Food Stores(8)	5/27/2014	12,450	71,979	2.8	100.0%
Broadway Promenade	Sarasota	FL	Publix	5/28/2014	11,325	53,375	8.4	89.8%
Townfair Shopping Center	Indiana	PA	Giant Eagle	5/29/2014	22,600	218,610	9.1	100.0%
Deerwood Lake Commons	Jacksonville	FL	Publix	5/30/2014	12,050	67,528	5.6	92.6%
Heath Brook Commons	Ocala	FL	Publix	5/30/2014	12,800	79,590	6.3	93.0%
Park View Square	Miramar	FL	Winn-Dixie	5/30/2014	14,500	70,471	5.8	100.0%
St. Johns Commons	Jacksonville	FL	Winn-Dixie	5/30/2014	13,000	71,352	6.5	96.6%
West Creek Commons	Coconut Creek	FL	Publix	5/30/2014	11,650	58,537	7.7	91.7%
Lovejoy Village	Jonesboro	GA	Kroger	6/3/2014	9,350	84,711	6.2	87.6%
The Orchards	Yakima	WA	Rosauers	6/3/2014	16,000	83,911	8.8	100.0%
Hannaford	Waltham	MA	Hannaford(2)	6/23/2014	13,700	45,882	5.5	100.0%
Shaw's Plaza Easton	Easton	MA	Shaw's(7)	6/23/2014	12,394	104,923	5.6	96.6%
Shaw's Plaza Hanover	Hanover	MA	Shaw's(7)	6/23/2014	8,920	57,181	6.7	100.0%
Cushing Plaza	Cohasset	MA	Shaw's(7)	6/23/2014	17,702	71,210	11.8	100.0%

(1)	The contract purchase price excludes closing costs and acquisition costs.

(2)	Food Lion and Hannaford are subsidiaries of Delhaize America.

(3)	King Soopers, Harris Teeter, Smith's and QFC are affiliates of Kroger.

(4)
The anchor tenants of Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets. The anchor tenants of Northcross, Bear Creek Plaza, Flag City Station, Town & Country Shopping Center, Town Fair Center and Hamilton Village are Walmart Supercenters. The anchor tenants of Southern Hills Crossing, Sulphur Grove, East Side Square, and Hoke Crossing are Walmart Supercenters; however, we do not own the portion of each of these shopping centers that is leased to a Walmart Supercenter.

(5)
Dominick's and Vons are affiliates of Safeway, Inc. Dominick's vacated both Brentwood Commons and Baker Hill Center on December 29, 2013; however, Dominick's continues to pay rent according to the terms of its leases.

(6)	Cub Foods and Shop 'n Save are affiliates of SUPERVALU, Inc.

(7)	Jewel-Osco, Market Street and Shaw's are affiliates of Albertsons LLC.

(8)	Giant Foods, Giant Food Stores, Stop & Shop, and Martin's are affiliates of Ahold USA.

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after June 30, 2014 over each of the ten years ending December 31, 2014 and thereafter for our 120 shopping centers.  The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
2014	122	$4,127	2.9%	275,149	2.3%
2015	234	11,133	7.8%	910,169	7.6%
2016	287	14,052	9.8%	1,188,633	9.9%
2017	275	15,612	10.9%	1,277,989	10.7%
2018	257	18,124	12.7%	1,495,357	12.5%
2019	208	16,196	11.3%	1,310,935	11.0%
2020	65	9,566	6.7%	794,494	6.6%
2021	50	7,598	5.3%	789,956	6.6%
2022	31	5,989	4.2%	602,349	5.0%
2023	55	13,830	9.7%	1,161,274	9.7%
Thereafter	123	26,503	18.7%	2,156,692	18.1%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2014 multiplied by 12 months, less any tenant concessions.

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

The following table presents the composition of our portfolio by tenant type as of June 30, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	7,002,822	58.5%	$65,708	46.0%
National and regional(2)	3,451,968	28.9%	51,746	36.3%
Local	1,508,207	12.6%	25,276	17.7%
	11,962,997	100.0%	$142,730	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of June 30, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	7,002,822	58.5%	$65,708	46.0%
Retail Stores(2)	2,314,315	19.4%	28,275	19.8%
Services(2)	1,711,623	14.3%	30,517	21.4%
Restaurant	934,237	7.8%	18,230	12.8%
	11,962,997	100.0%	$142,730	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of June 30, 2014 (dollars in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Kroger(3)	28	1,376,716	11.6%	$10,067	7.0%
Publix	24	1,313,528	11.0%	13,198	9.2%
Walmart(4)	8	1,081,879	9.0%	4,981	3.5%
Giant Eagle	7	559,581	4.7%	5,361	3.8%
Ahold USA(5)	6	411,103	3.4%	6,377	4.5%
Albertsons(6)	6	370,431	3.1%	4,153	2.9%
Safeway(7)	5	292,929	2.4%	3,212	2.3%
SUPERVALU(8)	4	273,067	2.3%	2,332	1.6%
Raley's	3	192,998	1.6%	3,422	2.4%
Winn-Dixie	3	146,754	1.2%	1,545	1.1%
Delhaize America(9)	4	141,547	1.2%	1,684	1.2%
Hy-Vee	2	127,028	1.1%	527	0.4%
Schnuck's	2	121,266	1.0%	1,440	1.0%
Pick n' Save	2	108,561	0.9%	1,056	0.7%
Coborn's	2	107,683	0.9%	1,350	0.9%
Sprouts Farmers Market	3	93,896	0.8%	1,114	0.8%
H-E-B	1	80,925	0.7%	1,210	0.8%
Food 4 Less	1	58,687	0.5%	1,046	0.7%
Rosauers Supermarkets, Inc.	1	51,484	0.4%	537	0.4%
Save Mart	1	50,233	0.4%	399	0.3%
Trader Joe's	2	25,506	0.2%	467	0.3%
The Fresh Market	1	17,020	0.1%	230	0.2%
	116	7,002,822	58.5%	$65,708	46.0%

(1)
Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were 23 as of June 30, 2014. Also excluded are the anchor tenants of Southern Hills Crossing, Sulphur Grove, East Side Square, and Hoke Crossing, as we do not own the portion of each of these shopping centers that is leased to a Walmart Supercenter.

(2)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2014 multiplied by 12 months, less any tenant concessions.

(3)	King Soopers, Harris Teeter, Smith's, and QFC are affiliates of Kroger.

(4)
The Walmart stores at Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets.  The Walmart stores at Northcross, Bear Creek Plaza, Flag City Station, Town & Country Shopping Center, Town Fair Center and Hamilton Village are Walmart Supercenters.

(5)	Giant Foods, Giant Food Stores, Stop & Shop, and Martin's are affiliates of Ahold USA.

(6)	Jewel-Osco, Market Street and Shaw's are affiliates of Albertsons LLC.

(7)	Dominick's and Vons are affiliates of Safeway, Inc.

(8)	Cub Foods and Shop 'n Save are affiliates of SUPERVALU.

(9)	Food Lion and Hannaford are affiliates of Delhaize America.

Results of Operations

Summary of Operating Activities for the Three Months Ended June 30, 2014 and 2013

(In thousands, except per share amounts)	For the Three Months Ended June 30,
	2014	2013	Change
Operating Data:
Total revenues	$43,914	$15,164	$28,750
Property operating expenses	(6,999)	(2,248)	(4,751)
Real estate tax expenses	(6,450)	(2,107)	(4,343)
General and administrative expenses	(2,497)	(690)	(1,807)
Acquisition expenses	(5,925)	(3,152)	(2,773)
Depreciation and amortization	(19,198)	(6,321)	(12,877)
Operating income	2,845	646	2,199
Interest expense, net	(4,890)	(2,287)	(2,603)
Other income (expense), net	166	(13)	179
Net loss	(1,879)	(1,654)	(225)
Net loss attributable to noncontrolling interests	—	(339)	339
Net loss attributable to Company stockholders	$(1,879)	$(1,993)	$114

Net loss per share—basic and diluted	$(0.01)	$(0.05)	$0.04

We owned 46 properties as of June 30, 2013 and 120 properties as of June 30, 2014.  Unless otherwise discussed below, year-to-year comparative differences for the three months ended June 30, 2014 and 2013, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

During the three months ended June 30, 2014, we entered into 31 new leases comprising a total of 59,676 square feet. These leases will generate first-year base rental revenues of $1.0 million, representing average rent per square foot of $16.69.  In addition, we executed renewals on 70 leases comprising a total of 220,589 square feet.  These leases will generate first-year base rental revenues of $3.6 million, representing average rent per square foot of $16.39. Prior to the renewals, the average annual rent was $15.98 per square foot.  The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $8.32 per square foot.

In addition to a $0.5 million increase related to the acquisition of 94 properties in 2013 and 2014, the primary reasons for the $1.8 million increase in general and administrative expenses were a $0.6 million increase in transfer agent fees, an increase of $0.4 million in consulting expenses related to proxy solicitation and other services, and an increase of $0.2 million in investor relations expenses.

The $2.6 million increase in interest expense is primarily comprised of $3.2 million related to the acquisition of 94 properties in 2013 and 2014. These costs were partially offset by a reduction in interest expense in the amount of $0.6 million due to the repayments of principal on our revolving credit facility and certain of our variable-rate mortgage loans.

Summary of Operating Activities for the Six Months Ended June 30, 2014 and 2013

(In thousands, except per share amounts)	For the Six Months Ended June 30,
	2014	2013	Change
Operating Data:
Total revenues	$79,591	$26,401	$53,190
Property operating expenses	(13,124)	(4,144)	(8,980)
Real estate tax expenses	(10,732)	(3,619)	(7,113)
General and administrative expenses	(4,268)	(1,582)	(2,686)
Acquisition expenses	(11,311)	(5,666)	(5,645)
Depreciation and amortization	(34,601)	(11,555)	(23,046)
Operating income (loss)	5,555	(165)	5,720
Interest expense, net	(8,570)	(4,387)	(4,183)
Other income (expense), net	713	(13)	726
Net loss	(2,302)	(4,565)	2,263
Net loss attributable to noncontrolling interests	—	(276)	276
Net loss attributable to Company stockholders	$(2,302)	$(4,841)	$2,539

Net loss per share—basic and diluted	$(0.01)	$(0.18)	$0.16

We owned 46 properties as of June 30, 2013 and 120 properties as of June 30, 2014.  Unless otherwise discussed below, year-to-year comparative differences for the six months ended June 30, 2014 and 2013, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

During the six months ended June 30, 2014, we entered into 58 new leases comprising a total of 101,408 square feet. These leases will generate first-year base rental revenues of $1.6 million, representing average rent per square foot of $15.84.  In addition, we executed renewals on 107 leases comprising a total of 306,436 square feet.  These leases will generate first-year base rental revenues of $5.3 million, representing average rent per square foot of $17.29. Prior to the renewals, the average annual rent was $16.79 per square foot.  The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $8.80 per square foot.

In addition to a $0.8 million increase related to the acquisition of 94 properties in 2013 and 2014, the primary reasons for the $2.7 million increase in general and administrative expenses were a $1.2 million increase in transfer agent fees, an increase of $0.4 million in consulting expenses related to proxy solicitation and other services, and a $0.2 million increase in insurance expense.

The $4.2 million increase in interest expense is primarily comprised of $5.5 million related to the acquisition of 94 properties in 2013 and 2014. These costs were partially offset by a reduction in interest expense in the amount of $1.7 million due to the repayments of principal on our revolving credit facility and certain of our variable-rate mortgage loans, a $0.2 million increase in loan fees related to the unused balance on our revolving credit facility and a $0.3 increase in amortization of deferred financing costs related to our revolving credit facility.

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

Below is a reconciliation of net loss to Same-Center NOI for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net loss	$(2,302)	$(4,565)
Interest expense	8,570	4,387
Other income	(713)	13
Operating income (loss)	5,555	(165)
Adjusted to exclude:
General and administrative expenses	4,268	1,582
Acquisition expenses	11,311	5,666
Depreciation and amortization	34,601	11,555
Net amortization of above- and below-market leases	229	338
Straight-line rental income	(1,869)	(548)
Property net operating income	54,095	18,428
Less: non-Same-Center NOI	(41,764)	(5,809)
Total Same-Center NOI	$12,331	$12,619	$(288)	(2.3)%

The decrease of $0.3 million in Same-Center NOI is primarily related to a $0.4 million adjustment in our 2012 recovery income estimate recorded during the six months ended June 30, 2013.

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions to stockholders, and principal and interest on our outstanding indebtedness. As of June 30, 2014, we had sold 179,211,759 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of approximately $1.77 billion. We ceased offering shares in the primary portion of our initial public offering on February 7, 2014. We continue to offer shares of common stock under the DRP. As of June 30, 2014, we had sold 5,392,081 shares of common stock under the DRP for gross offering proceeds of $51.2 million. As of June 30, 2014, we have invested substantially all of the proceeds from our initial public offering in real estate properties; however, we anticipate making additional investments using our remaining offering proceeds and proceeds from additional debt. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations, and proceeds from our DRP as our primary sources of immediate and long-term liquidity.

As of June 30, 2014, we had cash and cash equivalents of $20.3 million. During the six months ended June 30, 2014, we had a net cash decrease of $440.0 million.

This cash decrease was the result of:

•
$35.1 million provided by operating activities, largely the result of income generated from operations before depreciation and amortization charges.  Also included in this total was $11.3 million of real estate acquisition expenses incurred during the period and expensed in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations;

•
$458.0 million used in investing activities, which was the primarily the result of the 37 property acquisitions along with capital expenditures of $4.6 million and a decrease in restricted cash of $2.9 million; and

•
$17.1 million used in financing activities with distributions paid to our stockholders of $27.9 million, payments of financing costs of $2.3 million, payments of offering costs of $1.8 million, $18.7 million of payments on the mortgage loans payable and $0.9 million in redemptions of common stock. Partially offsetting these costs were $32.0 million of proceeds from mortgages and loans payable and $2.5 million of proceeds from the issuance of common stock pursuant to the DRP.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash on hand, investments in certificates of deposits, net cash provided by property operations, DRP proceeds, and proceeds from secured and unsecured debt financings. Operating cash flows are expected to increase as additional properties are added to our portfolio.

We have $348.4 million of contractual debt obligations, representing mortgage loans secured by our real estate assets and our unsecured revolving credit facility, excluding below-market debt adjustments of $6.1 million, net of accumulated amortization, as of June 30, 2014.  As they mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using proceeds from corporate-level debt or any net proceeds of our primary offering that may remain after the acquisition of additional properties.   Of the amount outstanding at June 30, 2014, $6.4 million is for loans that mature in 2014, excluding monthly scheduled principal payments. We have access to a $350 million unsecured revolving credit facility, which may be expanded to $600 million, with a current outstanding principal balance of $32.0 million as of June 30, 2014, from which we may draw funds to pay certain long-term debt obligations as they mature.  As of June 30, 2014, the borrowing capacity of the unsecured revolving credit facility was $227.1 million, as calculated using properties eligible to be included in the borrowing base.

For the six months ended June 30, 2014, gross distributions of approximately $59.0 million were paid to stockholders, including $31.0 million of distributions reinvested through the DRP, for net cash distributions of $27.9 million. On July 1, 2014, gross distributions of approximately $9.9 million were paid, including $5.2 million of distributions reinvested through the DRP, for net cash distributions of $4.7 million. On August 1, 2014, gross distributions of approximately $10.2 million were paid, including $5.4 million of distributions reinvested through the DRP, for net cash distributions of $4.8 million.  Distributions were funded by a combination of cash generated from operating activities and proceeds from our primary offering.

On July 9, 2014, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing August 1, 2014 through and including August 31, 2014. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. This equates to a 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on indebtedness.  Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from the remaining net proceeds of our primary offering and from debt financings.  As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using proceeds from corporate-level debt or any net proceeds of our primary offering that may remain after the acquisition of additional properties.  We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings and the remaining net proceeds from our primary offering.

Our board of directors has adopted corporate governance guidelines that limit our borrowings to 300% of our net assets (as defined in our corporate governance guidelines); however, we may exceed that limit if a majority of our independent directors approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors. As of June 30, 2014, our borrowings were equal to 24.7% of our net assets.

As of June 30, 2014 our leverage ratio was 17.9% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost). As of December 31, 2013, our leverage ratio could not be calculated, as defined in the previous sentence, as our cash balances exceeded our debt outstanding.

Once we have fully invested all of the net proceeds of our primary offering, we intend to borrow additional funds in order to acquire additional properties until we reach an approximate 30% to 40% targeted loan-to-value ratio on our portfolio. Such additional borrowings may be in the form of mortgage loan assumptions in connection with the acquisitions of additional properties or draws from our $350 million unsecured revolving credit facility.

The table below summarizes our consolidated indebtedness at June 30, 2014 (dollars in thousands).

	Principal Amount at	Weighted- Average Interest Rate	Weighted- Average Years to Maturity
Debt(1)	June 30, 2014
Fixed-rate mortgages payable(2)	$316,353	5.4%	4.6
Unsecured line of credit	32,000	1.5%	3.5
Total	$348,353	5.1%	4.5

(1)	The debt maturity table does not include any below-market debt adjustment, of which $6.1 million, net of accumulated amortization, was outstanding as of June 30, 2014.

(2)	As of June 30, 2014, the interest rate on the amount outstanding under our variable-rate mortgage note payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10).

Interest Rate Hedging

In March 2013, we entered into an interest rate swap agreement that, in effect, fixed the variable interest rate on $50.0 million of our credit facility at 3.05% through December 2017. The swap was designated and qualified as a cash flow hedge and was recorded at fair value.  On February 21, 2014, we sold our interest rate swap to an unaffiliated party for $0.5 million.

In May 2014, in connection with the acquisition of Townfair Shopping Center, we assumed an interest rate swap agreement that, in effect, fixes the variable interest rate on $11.8 million of variable-rate mortgage debt at an annual interest rate of 5.22% through June 10, 2018. The swap has not been designated as a cash flow hedge and is recorded at fair value.

Contractual Commitments and Contingencies

Our contractual obligations as of June 30, 2014, were as follows (in thousands):

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations - principal payments	$348,353	$9,515	$64,825	$86,744	$78,103	$16,610	$92,556
Long-term debt obligations - interest payments	68,522	8,740	15,595	11,800	6,593	4,932	20,862
Operating lease obligations	101	14	34	34	19	—	—
Total	$416,976	$18,269	$80,454	$98,577	$84,715	$21,542	$113,417

Our portfolio debt instruments and the unsecured credit facility contain certain covenants and restrictions that require us to meet certain financial ratios, including but not limited to: borrowing base loan-to-value ratio, debt service coverage ratio and fixed charge ratio. As of June 30, 2014, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short and long term.

Distributions

Distributions for the six months ended June 30, 2014 accrued at an average daily rate of $0.00183562 per share of common stock. Distributions for the six months ended June 30, 2013 accrued at an average daily rate of 0.00181776 per share of common stock. There were gross distributions of $9.9 million and $9.8 million accrued and payable as of June 30, 2014 and December 31, 2013, respectively. To the extent that distributions paid were greater than our cash provided by operating activities for the six months ended June 30, 2014, we funded such excess distributions with proceeds from our primary offering.

Activity related to distributions to our stockholders for the three and six months ended June 30, 2014 and 2013, and since inception, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
	2014	2013	2014	2013
Gross distributions paid	$30,062	$4,726	$58,972	$7,143	$101,525
Distributions reinvested through DRP	15,813	2,196	31,024	3,213	51,212
Net cash distributions	14,249	2,530	27,948	3,930	50,313
Net loss attributable to stockholders	1,879	1,993	2,302	4,841	21,163
Net cash provided by operating activities	18,721	4,707	35,077	8,622	58,444

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

As of June 30, 2014, we have largely invested the proceeds from the sale of shares under the primary portion of our initial public offering. However, as we have raised substantial amounts of offering proceeds that have only recently been invested, or have not yet been invested, the income from interest or rents that we receive has been, and may continue to be, below our historical distribution rate. Consequently, we have declared and may continue to declare distributions in anticipation of funds that we expect to receive during a later period once all of our remaining net offering proceeds have been invested and we have borrowed additional funds to acquire additional properties and obtain our targeted capital structure. In these instances, we have looked to and expect to continue to look to borrowings or any remaining proceeds from our offerings to fund our distributions. To the extent that we pay distributions from sources other than our cash provided by operating activities, we will have fewer funds available for investment in properties, the overall return to our stockholders may be reduced, and subsequent investors (such as those purchasing shares pursuant to the DRP) may experience dilution. Our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit, including proceeds from our offerings or the proceeds from the issuance of securities in the future. Because we have raised substantial amounts of offering proceeds that have not yet been invested or have only recently been invested, our cash provided by operating activities has been insufficient to fully fund our ongoing distributions. Because we do not intend to borrow money for the specific purpose of funding distribution payments, we have funded, and may continue to fund, a portion of our distributions with proceeds from our offerings.

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

We believe that both FFO adjusted for acquisition expenses and MFFO are helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods and, in particular, after our acquisition stage is complete, because both FFO adjusted for acquisition expenses and MFFO exclude acquisition expenses that affect property operations only in the period in which the property is acquired. Thus, FFO adjusted for acquisition expenses and MFFO provide helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed. We have funded, and intend to continue to fund, both of these acquisition-related costs from offering proceeds and borrowings and generally not from operations.  However, if offering proceeds are not available to fund these acquisition-related costs, operational cash flows may be used to fund future acquisition-related costs.  We believe by excluding expensed acquisition costs, FFO adjusted for acquisition expenses and MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include those paid to the Advisor, the Sub-advisor or third parties.

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

By providing FFO adjusted for acquisition expenses and MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability (that is, the capacity to continue to be maintained) of our operating performance after our acquisition stage is completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. However, under GAAP, acquisition costs are characterized as operating expenses in determining operating net income (loss). These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. FFO adjusted for acquisition expenses and MFFO are useful in comparing the sustainability of our operating performance after our acquisition stage is completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities.  However, investors are cautioned that FFO adjusted for acquisition expenses and MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as both measures exclude acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. All paid and accrued acquisition costs negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase prices of the properties we acquire. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In the event that we do not have sufficient offering proceeds to fund the payment of acquisition fees and the reimbursement of acquisition expenses, we may still be obligated to pay acquisition fees and reimburse acquisition expenses to our Advisor and Sub-advisor and the Advisor and Sub-advisor will be under no obligation to reimburse these payments back to us.  As a result, such fees and expenses may need to be paid from other sources, including additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Acquisition costs also adversely affect our book value and equity.

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

FUNDS FROM OPERATIONS, FUNDS FROM OPERATIONS ADJUSTED FOR ACQUISITION EXPENSES, AND MODIFIED FUNDS FROM OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Calculation of Funds from Operations
Net loss attributable to Company stockholders	$(1,879)	$(1,993)	$(2,302)	$(4,841)
Add:
Depreciation and amortization of real estate assets	19,198	6,321	34,601	11,555
Amortization of tenant improvement allowances	—	1	—	1
Less:
Noncontrolling interest	—	(1,323)	—	(2,634)
Funds from operations (FFO)	$17,319	$3,006	$32,299	$4,081
Calculation of FFO Adjusted for Acquisition Expenses
Funds from operations	$17,319	$3,006	$32,299	$4,081
Add:
Acquisition expenses	5,925	3,152	11,311	5,666
FFO adjusted for acquisition expenses	$23,244	$6,158	$43,610	$9,747
Calculation of Modified Funds from Operations
FFO adjusted for acquisition expenses	$23,244	$6,158	$43,610	$9,747
Add:
Net amortization of above- and below-market leases	140	187	229	338
Less:
Straight-line rental income	(1,038)	(266)	(1,869)	(548)
Amortization of market debt adjustment	(655)	(295)	(1,173)	(459)
Change in fair value of derivative	(51)	(10)	(443)	(10)
Noncontrolling interest	—	47	—	115
Modified funds from operations (MFFO)	$21,640	$5,821	$40,354	$9,183
Weighted-average common shares outstanding - basic and diluted	178,508,251	37,692,167	177,686,157	27,626,407
Net loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.01)	$(0.18)
FFO per share - basic and diluted	$0.10	$0.08	$0.18	$0.15
FFO adjusted for acquisition expenses per share - basic and diluted	$0.13	$0.16	$0.25	$0.35
MFFO per share - basic and diluted	$0.12	$0.15	$0.23	$0.33

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2014. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Unless we elect early adoption, the standard will be effective for us on January 1, 2015. In future periods, the adoption of this pronouncement will result in most individual property disposals not qualifying for discontinued operations presentation and thus, the results of those disposals will remain in income from continuing operations.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate the transaction- and industry-specific revenue recognition guidance currently under GAAP and will replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016, and early adoption is prohibited. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We may hedge a portion of our exposure to interest rate fluctuations through the utilization of interest rate swaps in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  Because we may use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.  As of June 30, 2014, we were party to an interest rate swap agreement that, in effect, fixed the variable interest rate on $11.8 million of our secured variable-rate mortgage debt at 5.22%.

As of June 30, 2014, we have not fixed the interest rate for $32.0 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the fair market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage point change in interest rates on the outstanding balance of our variable-rate debt at June 30, 2014 would result in approximately $0.3 million of additional interest expense. We had no other outstanding interest rate contracts as of June 30, 2014.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2014, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

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

We have paid distributions from sources other than our cash flows from operations, including net proceeds from the issuance of securities. As a result, we may not be able to sustain our distribution rate, we have fewer funds available for investment in properties and other assets, and our stockholders' overall returns may be reduced.

Our organizational documents permit us to pay distributions from any source without limit. To the extent we fund distributions from borrowings or the net proceeds from the issuance of securities, as we have done, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and our stockholders’ overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.  For the six months ended June 30, 2014, we paid distributions of approximately $59.0 million, including distributions reinvested through the DRP, and our GAAP cash flows from operations were approximately $35.1 million. For the year ended December 31, 2013, we paid distributions of approximately $38.0 million, including distributions reinvested through the DRP, and our GAAP cash flows from operations were approximately $18.5 million.

Because the offering price in the DRP exceeds our net tangible book value per share, investors in the DRP will experience immediate dilution in the net tangible book value of their shares.

We are currently offering shares in the DRP at $9.50 per share. Our net tangible book value is a rough approximation of value calculated simply as gross book value of real estate assets plus cash and cash equivalents minus total liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, excluding accumulated depreciation and amortization of real estate investments, (ii) cumulative distributions in excess of our earnings, (iii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (iv) the fees and expenses paid to the Advisor and the Sub-advisor in connection with the selection, acquisition, and management of our investments and (v) general and administrative expenses. As of June 30, 2014, our net tangible book value per share was $8.20. The offering price for shares in the DRP was not established on an independent basis and bears no relationship to the net value of our assets.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the six months ended June 30, 2014.

b)
On August 12, 2010, our Registration Statement on Form S-11 (File No. 333-164313), covering our initial public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933, as amended. We commenced our public offering on August 12, 2010 upon retaining Realty Capital Securities, LLC as the dealer manager of our offering. We offered 150,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers, on a “best efforts” basis. The 30,000,000 shares offered under the DRP were offered at an aggregate offering price of $285.0 million, or $9.50 per share. On November 19, 2013, we reallocated 26,500,000 shares from the DRP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated 2,676,000 unsold shares from the primary offering to the DRP. On June 18, 2014, we registered an additional 12,000,000 shares of common stock to be sold pursuant to the DRP. We continue to offer up to 18,176,000 shares of common stock under the DRP.

As of June 30, 2014, we had issued 179,211,759 shares of common stock, including 5,392,081 shares sold through the DRP, generating gross cash proceeds of $1.77 billion, and we had repurchased 182,449 shares from stockholders pursuant to our share repurchase program. As of June 30, 2014, we had incurred $109.2 million in selling commissions, all of which was reallowed to participating broker-dealers, $49.9 million in dealer manager fees, $18.0 million of which was reallowed to participating broker-dealers, and $27.4 million of other offering costs.

From the commencement of our public offering through June 30, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.58 billion. As of June 30, 2014, we have used the net proceeds from our offerings, combined with debt financing, to purchase $1.82 billion in real estate and to pay $36.3 million of acquisition fees and expenses.

c)	During the quarter ended June 30, 2014, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2014	8,407	$9.86	8,407	(3)
May 2014	19,614	9.99	19,614	(3)
June 2014	43,074	9.66	43,074	(3)

(1)	All purchases of our equity securities by us in the three months ended June 30, 2014 were made pursuant to our share repurchase program.

(2)	We announced the commencement of the program on August 12, 2010, and it was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

As of June 30, 2014, we recorded a liability of $0.6 million representing our obligation to repurchase 60,510 shares of common stock submitted for repurchase during the three months ended June 30, 2014 but not yet repurchased.
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

(b)     Not applicable.

Item 4.        Mine Safety Disclosures

                     Not Applicable

Item 5.        Other Information

(a)	During the second quarter of 2014, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 6.          Exhibits

Ex.	Description

3.1	Fourth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 15, 2014)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 1, 2014)
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.2
Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix A to the prospectus dated February 28, 2014 included in Post-Effective Amendment No. 17 to the Company’s Registration Statement on Form S-3 (No. 333-164313) filed February 28, 2014)

4.3
Amended and Restated Agreement of Limited Partnership of Phillips Edison – ARC Shopping Center Operating Partnership, L.P. dated February 4, 2013 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

10.1
Amended and Restated Property Management, Leasing and Construction Management Agreement by and among the Company, Phillips Edison - ARC Shopping Center Operating Partnership, L.P. and Phillips Edison & Company, Ltd., dated June 1, 2014

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity; and (iv) Condensed Consolidated Statements of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: August 7, 2014	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)