Form 10-Q
period 2014-09-30
Phillips Edison - ARC Shopping Center REIT Inc.
filed 2014-11-05
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2014, there were 181.7 million outstanding shares of common stock of Phillips Edison – ARC Shopping Center REIT Inc.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
FORM 10-Q
September 30, 2014
INDEX

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited)	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (unaudited)	3

	Condensed Consolidated Statements of Equity for the nine months ended September 30, 2014 and 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION		39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	41

SIGNATURES		42

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Investment in real estate:
Land	$480,842	$302,182
Building and improvements	1,371,152	833,892
Total investment in real estate assets	1,851,994	1,136,074
Accumulated depreciation and amortization	(67,613)	(29,538)
Total investment in real estate assets, net	1,784,381	1,106,536
Acquired intangible lease assets, net of accumulated amortization of $35,310 and $14,330, respectively	171,153	107,730
Cash and cash equivalents	19,828	460,250
Restricted cash and investments	8,980	9,859
Accounts receivable, net of bad debt reserve of $785 and $151, respectively	20,835	12,982
Deferred financing expense, less accumulated amortization of $4,080 and $1,715, respectively	10,534	10,091
Derivative asset	—	818
Prepaid expenses and other	9,100	13,261
Total assets	$2,024,811	$1,721,527
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$518,675	$200,872
Derivative liability	545	—
Acquired below market lease intangibles, less accumulated amortization of $6,101 and $2,708, respectively	36,520	20,387
Accounts payable	906	1,657
Accounts payable – affiliates	1,524	1,132
Accrued and other liabilities	41,489	27,947
Total liabilities	599,659	251,995
Commitments and contingencies (Note 9)	—	—
Redeemable common stock	32,881	—
Equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, zero shares issued and outstanding at September 30, 2014
and December 31, 2013	—	—
Common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 180,573,225 and 175,594,613 shares issued and
outstanding at September 30, 2014 and December 31, 2013, respectively	1,806	1,756
Additional paid-in capital	1,551,199	1,538,185
Accumulated other comprehensive income	—	690
Accumulated deficit	(160,815)	(71,192)
Total stockholders’ equity	1,392,190	1,469,439
Noncontrolling interests	81	93
Total equity	1,392,271	1,469,532
Total liabilities and equity	$2,024,811	$1,721,527

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$38,614	$15,827	$99,515	$35,768
Tenant recovery income	11,078	4,260	29,422	10,637
Other property income	339	57	685	140
Total revenues	50,031	20,144	129,622	46,545
Expenses:
Property operating	8,150	3,079	21,274	7,223
Real estate taxes	7,121	3,022	17,853	6,641
General and administrative	2,109	842	6,377	2,424
Acquisition expenses	3,785	3,967	15,096	9,633
Depreciation and amortization	21,430	8,324	56,031	19,879
Total expenses	42,595	19,234	116,631	45,800
Operating income	7,436	910	12,991	745
Other income (expense):
Interest expense, net	(5,422)	(2,207)	(13,992)	(6,594)
Other income (expense)	129	(32)	842	(45)
Net income (loss)	2,143	(1,329)	(159)	(5,894)
Net income attributable to noncontrolling interests	—	(79)	—	(355)
Net income (loss) attributable to Company stockholders	$2,143	$(1,408)	$(159)	$(6,249)
Per share information - basic and diluted:
Net income (loss) per share - basic and diluted	$0.01	$(0.02)	$0.00	$(0.14)
Weighted-average common shares outstanding - basic and diluted	180,072,232	79,796,551	178,490,256	45,207,554
Comprehensive income (loss):
Net income (loss)	$2,143	$(1,329)	$(159)	$(5,894)
Other comprehensive income:
Change in unrealized (loss) gain on interest rate swaps, net	—	(357)	(690)	614
Comprehensive income (loss)	2,143	(1,686)	(849)	(5,280)
Comprehensive income attributable to noncontrolling interests	—	(79)	—	(355)
Comprehensive income (loss) attributable to Company stockholders	$2,143	$(1,765)	$(849)	$(5,635)

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)
(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Total
Balance at January 1, 2013	13,801,251	$138	$118,238	$—	$(11,720)	$106,656	$45,615	$152,271
Issuance of common stock	93,135,034	930	922,663	—	—	923,593	—	923,593
Share repurchases	(58,764)	(1)	(581)	—	—	(582)	—	(582)
Dividend reinvestment plan (DRP)	893,171	9	8,476	—	—	8,485	—	8,485
Change in unrealized gain on interest rate swaps	—	—	—	614	—	614	—	614
Common distributions declared, $0.50 per share	—	—	—	—	(22,638)	(22,638)	—	(22,638)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,238)	(4,238)
Offering costs	—	—	(100,276)	—	—	(100,276)	—	(100,276)
Net (loss) income	—	—	—	—	(6,249)	(6,249)	355	(5,894)
Balance at September 30, 2013	107,770,692	$1,076	$948,520	$614	$(40,607)	$909,603	$41,732	$951,335

Balance at January 1, 2014	175,594,613	$1,756	$1,538,185	$690	$(71,192)	$1,469,439	$93	$1,469,532
Issuance of common stock	256,031	2	2,532	—	—	2,534	—	2,534
Share repurchases	(223,270)	(2)	(2,102)	—	—	(2,104)	—	(2,104)
Change in redeemable common stock	—	—	(32,881)	—	—	(32,881)	—	(32,881)
Dividend reinvestment plan (DRP)	4,945,851	50	46,936	—	—	46,986	—	46,986
Change in unrealized loss on interest rate swaps	—	—	—	(690)	—	(690)	—	(690)
Common distributions declared, $0.50 per share	—	—	—	—	(89,464)	(89,464)	—	(89,464)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Offering costs	—	—	(1,471)	—	—	(1,471)	—	(1,471)
Net loss	—	—	—	—	(159)	(159)	—	(159)
Balance at September 30, 2014	180,573,225	$1,806	$1,551,199	$—	$(160,815)	$1,392,190	$81	$1,392,271

See notes to condensed consolidated financial statements.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159)	$(5,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,156	19,032
Net amortization of above- and below-market leases	189	465
Amortization of deferred financing costs	2,711	1,337
Loss on disposal of real estate assets	21	—
Loss on write-off of capitalized leasing commissions and deferred financing expense	68	—
Change in fair value of derivative	(561)	(55)
Straight-line rental income	(3,053)	(1,135)
Changes in operating assets and liabilities:
Accounts receivable	(4,800)	(5,661)
Prepaid expenses and other	(2,087)	(1,594)
Accounts payable	(972)	(6)
Accounts payable – affiliates	696	426
Accrued and other liabilities	12,613	9,054
Net cash provided by operating activities	58,822	15,969
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(575,748)	(456,956)
Capital expenditures	(8,994)	(3,568)
Change in restricted cash and investments	879	(2,786)
Proceeds from sale of derivative	520	—
Net cash used in investing activities	(583,343)	(463,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,534	923,593
Redemptions of common stock	(1,718)	(582)
Payment of offering costs	(1,775)	(102,681)
Payments on mortgages and loans payable	(32,422)	(303,100)
Proceeds from mortgages and loans payable	163,000	267,330
Distributions paid, net of DRP	(42,310)	(9,438)
Distributions to noncontrolling interests	(16)	(4,242)
Payments of loan financing costs	(3,194)	(4,961)
Net cash provided by financing activities	84,099	765,919
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(440,422)	318,578
CASH AND CASH EQUIVALENTS:
Beginning of period	460,250	7,654
End of period	$19,828	$326,232
SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$11,630	$5,548
Change in offering costs payable to advisor and sub-advisor	(304)	(2,405)
Change in distributions payable	168	4,715
Change in distributions payable – noncontrolling interests	(4)	(4)
Change in accrued share repurchase obligation	386	—
Assumed debt	189,006	93,808
Assumed interest rate swap	714	—
Accrued capital expenditures	2,809	982
Distributions reinvested	46,986	8,485

See notes to condensed consolidated financial statements.

 Phillips Edison—ARC Shopping Center REIT Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION

Phillips Edison—ARC Shopping Center REIT Inc. (“we”, the “Company”, “our”, or “us”) was formed as a Maryland corporation on October 13, 2009.  Substantially all of our business is conducted through Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

On January 13, 2010, we filed a registration statement on Form S-11 (Registration No. 333-164313) with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 180 million shares of common stock for sale to the public, of which 150 million shares were registered in our primary offering and 30 million shares were registered under our dividend reinvestment plan (the “DRP”). The SEC declared our registration statement effective on August 12, 2010. On November 19, 2013, we reallocated 26.5 million shares from the DRP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated approximately 2.7 million unsold shares from the primary offering to the DRP. On June 18, 2014, we filed a registration statement on Form S-3 (Registration No. 333-196870) with the SEC to register an additional 12 million shares to be offered pursuant to the DRP. We continue to offer up to a total of approximately 18.2 million shares of common stock under the DRP. Stockholders who elect to participate in the DRP may choose to invest all or a portion of their cash distributions in shares of our common stock at a purchase price of $9.50 per share.

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

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. We expect that retail properties primarily would underlie or secure the real estate-related loans and securities in which we may invest.  As of September 30, 2014, we owned fee simple interests in 131 real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the nine months ended September 30, 2014. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014.

Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited financial statements of Phillips Edison—ARC Shopping Center REIT Inc. for the year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year.

The accompanying condensed consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

Derivative Instruments and Hedging Activities—We may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage such risk. We may enter into derivative instruments that qualify as cash flow hedges. We do not enter into derivative instruments for speculative purposes. Interest rate swaps are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, the calculation period and the LIBOR rate. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.

Changes in fair value as well as net payments or receipts under interest rate swap agreements that do not qualify for hedge accounting treatment are recorded as other income or other expense in the condensed consolidated statements of operations and comprehensive income (loss).

In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty.  Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the condensed consolidated statements of operations and comprehensive income (loss) as a component of net loss or as a component of comprehensive income and as a component of stockholders' equity on the condensed consolidated balance sheets. Although management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income and equity.

Redeemable Common Stock—Under our share repurchase program, the maximum amount of common stock that we are required to redeem during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share redemptions to date. We record amounts that are redeemable under the share repurchase program as redeemable common stock outside of permanent equity in our condensed consolidated balance sheets because redemptions are at the option of the holders and are not solely within our control. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.

Earnings Per Share—Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted income per share considers the effect of any potentially dilutive share equivalents for the three and nine months ended September 30, 2014 and 2013.

There were 1,818,236 and 319,390 Class B units of the Operating Partnership outstanding and held by the Advisor and the Sub-advisor as of September 30, 2014 and 2013, respectively. The vesting of the Class B units is contingent upon a market condition and service condition. The satisfaction of the market or service condition was not probable as of September 30, 2014 and 2013, respectively, and therefore, the Class B units are not included in earnings per share.

Impact of Recently Issued Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Unless we elect early adoption, the standard will be effective for us on January 1, 2015. In future periods, the adoption of this pronouncement may result in property disposals not qualifying for discontinued operations presentation, and thus the results of those disposals will remain in income from continuing operations.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate the transaction- and industry-specific revenue recognition guidance currently in place under GAAP and will replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under Accounting Standards Codification (“ASC”) 840, Leases. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016, and early adoption is prohibited. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial statements.

3. EQUITY

General—We have the authority to issue a total of 1 billion shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock, $0.01 par value per share. As of September 30, 2014, we had issued 180.9 million shares of common stock generating gross cash proceeds of $1.79 billion.  As of September 30, 2014, there were 180.6 million shares of our common stock outstanding, which is net of 0.3 million shares repurchased from stockholders pursuant to our share repurchase program, and we had issued no shares of preferred stock. The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted the DRP that allows stockholders to invest distributions in additional shares of our common stock at a price equal to $9.50 per share. Stockholders who elect to participate in the DRP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash.  Distributions reinvested through the DRP for the three months ended September 30, 2014 and 2013, were $16.0 million and $5.3 million, respectively.  Distributions reinvested through the DRP for the nine months ended September 30, 2014 and 2013, were $47.0 million and $8.5 million, respectively.

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

The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time. If the board of directors decides to amend, suspend or terminate the share repurchase program, stockholders will be provided with no less than 30 days’ written notice. During the three months ended September 30, 2014 and 2013, there were 136,203 and 21,084 shares repurchased for $1.3 million and $0.2 million, respectively, under the share repurchase program for an average repurchase price of $9.75 and $9.87 per share, respectively.  During the nine months ended September 30, 2014 and 2013, there were 223,270 and 58,764 shares repurchased for $2.2 million and $0.6 million, respectively, under the share repurchase program for an average repurchase price of $9.76 and $9.90 per share, respectively.  As of September 30, 2014, we recorded a liability of $0.5 million that represents our obligation to repurchase 48,451 shares of common stock submitted for repurchase as of September 30, 2014 but not yet repurchased. As of December 31, 2013, we recorded a liability of $76,000 that represented our obligation to repurchase 8,072 shares of common stock submitted for repurchase as of December 31, 2013 but not yet repurchased at that time.

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

Mortgages and loans payable —We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs.  The discount rate used approximates current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable).  Such discount rates for fixed-rate debt were 3.50% and 4.5% as of September 30, 2014 and December 31, 2013, respectively. The discount rates for secured and unsecured variable-rate debt were 2.66% and 1.46%, respectively, as of September 30, 2014. We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed.  The fair value and recorded value of our borrowings, as of September 30, 2014, were $533.7 million and $518.7 million, respectively.  The fair value and recorded value of our borrowings, as of December 31, 2013, were $201.4 million and $200.9 million, respectively.

Derivative instruments — As of September 30, 2014, we were party to one interest rate swap agreement with a notional amount of $11.7 million, assumed as part of the acquisition of Townfair Shopping Center, which is measured at fair value on a recurring basis. The interest rate swap agreement effectively fixes the variable interest rate of our secured variable-rate mortgage note, secured by Townfair Shopping Center, at an annual interest rate of 5.22% through June 10, 2018.

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

The fair values of the interest rate swap agreements as of September 30, 2014 and December 31, 2013 were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate related observable inputs.  Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

A summary of our financial assets and liabilities that were measured at fair value, by level within the fair value hierarchy is as follows (in thousands):

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative asset designated as a hedging instrument:
Interest rate swap	$—	$—	$—	$—	$—	$818	$—	$818
Derivative liability not designated as a hedging instrument:
Interest rate swap	—	545	—	545	—	—	—	—

5. REAL ESTATE ACQUISITIONS

During the nine months ended September 30, 2014, we acquired 48 grocery-anchored retail centers and one strip center adjacent to a previously acquired grocery-anchored retail center for a combined purchase price of approximately $770.9 million, including $183.5 million of assumed debt with a fair value of $189.0 million.  Additionally, we assumed an interest rate swap agreement valued as a $0.7 million liability at the time of our acquisition of Townfair Shopping Center. The following tables present certain additional information regarding our acquisitions of properties which were deemed individually immaterial when acquired, but are material in the aggregate.  We allocated the purchase price of these acquisitions to the fair value of the assets acquired and lease liabilities assumed as follows (in thousands):

Nine Months Ended September 30, 2014
Land	$178,661
Building and improvements	527,334
Acquired in-place leases	67,366
Acquired above-market leases	17,035
Acquired below-market leases	(19,526)
Total	$770,870

The weighted-average amortization periods for acquired in-place lease, above-market lease, and below market lease intangibles acquired during the nine months ended September 30, 2014 are 7 years, 10 years, and 11 years, respectively.

The amounts recognized for revenues, acquisition expenses and net loss from each respective acquisition date to September 30, 2014 related to the operating activities of our acquisitions are as follows (in thousands):

Nine Months Ended September 30, 2014
Revenues	$29,976
Acquisition expenses	15,116
Net loss	12,153

The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2013 and 2014 had been acquired on January 1, 2013.

We estimated that revenues, on a pro forma basis, for the three months ended September 30, 2014 and 2013, would have been approximately $52.8 million and $52.6 million, respectively, and our net income attributable to our stockholders, on a pro forma basis, would have been approximately $6.5 million and $7.7 million, respectively. The pro forma net income per share would have been approximately $0.04 for the three months ended September 30, 2014 and 2013.

We estimated that revenues, on a pro forma basis for the nine months ended September 30, 2014 and 2013, would have been approximately $158.7 million and $158.6 million, respectively. Our net income or net loss attributable to our stockholders, on a pro forma basis, would have been net income of approximately $20.4 million and a net loss of approximately $9.1 million for the nine months ended September 30, 2014 and 2013, respectively. The pro forma net income or net loss per share would have been net income per share of approximately $0.12 and net loss per share of approximately $0.05 for the nine months ended September 30, 2014 and 2013, respectively.

This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Acquired in-place leases, net of accumulated amortization of $27,761 and $10,363, respectively	$141,797	$91,829
Acquired above-market leases, net of accumulated amortization of $7,549 and $3,967, respectively	29,356	15,901
Total	$171,153	$107,730

Amortization recorded on the intangible assets for the three months ended September 30, 2014 and 2013 was $8.1 million and $2.8 million, respectively.  Amortization recorded on the intangible assets for the nine months ended September 30, 2014 and 2013 was $21.0 million and $6.7 million, respectively.

Estimated future amortization on the respective acquired intangible lease assets as of September 30, 2014 for the remainder of 2014 and for each of the four succeeding calendar years and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
October 1 to December 31, 2014	$6,922	$1,399
2015	27,940	5,550
2016	25,851	4,638
2017	23,123	3,823
2018	18,152	3,045
2019 and thereafter	39,809	10,901
Total	$141,797	$29,356

The weighted-average amortization periods for acquired in-place lease and above-market lease intangibles are seven years and eight years, respectively.

7. MORTGAGES AND LOANS PAYABLE

As of September 30, 2014 and December 31, 2013, we had approximately $359.1 million and $196.1 million, respectively, of outstanding mortgage notes payable, excluding fair value of debt adjustments.  Each mortgage note payable is secured by the respective property on which the debt was placed.

As of September 30, 2014, we also had access to a $350 million unsecured revolving credit facility, which may be expanded to $600 million, with a $151.0 million outstanding principal balance from which we may draw additional funds to pay certain long-term debt obligations as they mature.  As of September 30, 2014, the current borrowing capacity of the unsecured revolving credit facility was $217.0 million, as calculated using properties eligible to be included in the calculation of the borrowing base as defined by the terms of the credit facility.  The interest rate on amounts outstanding under this credit facility is currently LIBOR plus 1.30%. The credit facility matures on December 18, 2017, with two six-month options to extend the maturity to December 18, 2018.

Of the amount outstanding on our mortgage notes and loans payable at September 30, 2014, $6.4 million is for a loan that matures in 2014, excluding monthly scheduled principal payments. Subsequent to September 30, 2014, the principal balance of that loan was repaid. As of September 30, 2014 and December 31, 2013, the weighted-average interest rate for the loans was 4.34% and 5.61%, respectively.
During the nine months ended September 30, 2014, in conjunction with our acquisition of 15 real estate properties, we assumed debt of $183.5 million with a fair value of $189.0 million. During the nine months ended September 30, 2013, in conjunction with our acquisition of eight real estate properties, we assumed debt of $90.3 million with a fair value of $93.9 million. The assumed debt market adjustment will be amortized over the remaining life of the loans, and this amortization is classified as interest expense. The amortization recorded on the assumed below-market debt adjustment was $0.6 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively. The amortization recorded on the assumed below-market debt adjustment was $1.8 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively.

The following is a summary of our debt obligations as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Outstanding Principal Balance	Maximum Borrowing Capacity	Outstanding Principal Balance	Maximum Borrowing Capacity
Fixed-rate mortgages payable(1)(2)	$359,136	$359,136	$196,052	$196,052
Unsecured credit facility - fixed-rate(3)	—	—	—	50,000
Unsecured credit facility - variable-rate	151,000	216,979	—	176,745
Assumed below-market debt adjustment	8,539	N/A	4,820	N/A
Total	$518,675	$576,115	$200,872	$422,797

(1)
Due to the non-recourse nature of certain mortgages, the assets and liabilities of the following properties are neither available to pay the debts of the consolidated limited liability companies nor constitute obligations of the consolidated limited liability companies: Baker Hill Center, Broadway Plaza, Publix at Northridge, Kleinwood Center, Murray Landing, Vineyard Center, Sunset Center, Westwoods Shopping Center, Stockbridge Commons, East Burnside Plaza, Fresh Market, Collington Plaza, Stop & Shop Plaza, Arcadia Plaza, Savoy Plaza, Coppell Market Center, Statler Square, Hamilton Village, Waynesboro Plaza, Thompson Valley Towne Center, Lumina Commons, Driftwood Village, and Orchard Square. The outstanding principal balance of these non-recourse mortgages as of September 30, 2014 and December 31, 2013 was $259.5 million and $157.8 million, respectively.

(2)
As of September 30, 2014, the interest rate on $11.7 million outstanding under one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10).

(3)
As of December 31, 2013, the interest rate on $50.0 million of the amount available under our unsecured credit facility was, in effect, fixed at 2.10% by an interest rate swap agreement (see Notes 4 and 10).

Below is a listing of our maturity schedule with the respective principal payment obligations (in thousands) and weighted-average interest rates:

	2014 (1)	2015	2016	2017	2018	Thereafter	Total
Maturing debt:(2)
Fixed-rate mortgages payable(3)(4)	$8,178	$65,851	$104,836	$47,275	$20,846	$112,150	$359,136
Unsecured credit facility - variable-rate	—	—	—	151,000	—	—	151,000
Total maturing debt	$8,178	$65,851	$104,836	$198,275	$20,846	$112,150	$510,136
Weighted-average interest rate on debt:
Fixed-rate mortgages payable(3)(4)	5.6%	5.3%	5.7%	5.3%	6.3%	5.2%	5.5%
Unsecured credit facility - variable-rate	—%	—%	—%	1.5%	—%	—%	1.5%
Total	5.6%	5.3%	5.7%	2.4%	6.3%	5.2%	4.3%

(1)
Includes only October 1, 2014 through December 31, 2014. Of the $8.2 million, $6.4 million is for principal payment obligations on a loan that was repaid subsequent to September 30, 2014 and $1.8 million is for principal payment obligations on loans that mature after 2014.

(2)	The debt maturity table does not include any below-market debt adjustment, of which $8.5 million, net of accumulated amortization, was outstanding as of September 30, 2014.

(3)
As of September 30, 2014, the interest rate on $11.7 million outstanding under one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10).

(4)	All but $6.4 million of the fixed-rate debt represents loans assumed as part of certain acquisitions.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Amortization recorded on the intangible liabilities for the three months ended September 30, 2014 and 2013 was $1.4 million and $0.5 million, respectively.  Amortization recorded on the intangible liabilities for the nine months ended September 30, 2014 and 2013 was $3.4 million and $1.2 million, respectively.

Estimated future amortization income of the intangible lease liabilities as of September 30, 2014 for the remainder of 2014 and for each of the four succeeding calendar years and thereafter is as follows (in thousands):

Year	Below-Market Leases
October 1 to December 31, 2014	$1,468
2015	5,987
2016	5,464
2017	4,516
2018	3,464
2019 and thereafter	15,621
Total	$36,520

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings prior to de-designation.

During the nine months ended September 30, 2014, we terminated our only designated interest rate swap and accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts resulted in a gain of $690,000 recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2014. As a result of the hedged forecasted transaction becoming probable not to occur, the swap was de-designated as a cash flow hedge in February 2014, and changes in fair value of a loss of $326,000 were recorded directly in other income (expense) during the nine months ended September 30, 2014.

As of September 30, 2014, we had no active outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments are recorded directly in other income (expense) and resulted in a gain of $41,000 and a loss of $259,000 for the three and nine months ended September 30, 2014, respectively, including the loss recorded in relation to the aforementioned de-designated swap. We did not have any derivatives that were not designated as hedges during the three and nine months ended September 30, 2013.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and September 30, 2013, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swap)	2014	2013	2014	2013
Amount of gain (loss) recognized in other comprehensive income on derivative	$—	$(357)	$—	$557
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	—	24	—	(57)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	—	(57)	690	(47)

Credit-risk-related Contingent Features

We have an agreement with our derivative counterparty that contains a provision where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations.

As of September 30, 2014, the fair value of our derivative was a net liability position including accrued interest, but excluding any adjustment for nonperformance risk related to this agreement. As of September 30, 2014, we have not posted any collateral related to this agreement.

11. RELATED PARTY TRANSACTIONS

Economic Dependency—We are dependent on the Advisor, the Sub-advisor, the Property Manager, and their respective affiliates for certain services that are essential to us, asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that the Advisor, the Sub-advisor, and/or the Property Manager, and their respective affiliates are unable to provide such services, we would be required to find alternative service providers or sources of capital, which could result in higher costs and expenses.

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

Organization and Offering Costs—Under the terms of the advisory agreement, we are to reimburse on a monthly basis the Advisor, the Sub-advisor or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they may incur on our behalf but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our primary initial public offering and our DRP offering. As of September 30, 2014, the Advisor, Sub-advisor and their affiliates have charged us approximately $27.4 million of cumulative organization and offering costs, and we have reimbursed $27.3 million of such costs, resulting in a net payable of $0.1 million. As of December 31, 2013, the Advisor, Sub-advisor and their affiliates had charged us approximately $26.3 million of cumulative organization and offering costs, and we had reimbursed $25.9 million of such costs, resulting in a net payable of $0.4 million.

Acquisition Fee—We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including any debt attributable to such investments.

Acquisition Expenses—We reimburse the Sub-advisor for expenses actually incurred related to selecting, evaluating, and acquiring assets on our behalf.  During the three and nine months ended September 30, 2014, we reimbursed the Sub-advisor for personnel costs related to due diligence services for assets we acquired during the period.

Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to the Advisor and Sub-advisor equal to: (i) the excess of the product of (x) the cost of our assets multiplied by (y) 0.25%; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter net of the selling commissions and dealer manager fees payable on shares of our common stock in our initial public offering.

The Advisor and Sub-advisor are entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that our Advisor Entities and their affiliates may receive from us. During the nine months ended September 30, 2014, the Operating Partnership issued 1,285,855 Class B units to the Advisor and the Sub-advisor under the advisory agreement for the asset management services performed by the Advisor and the Sub-advisor during the period from October 1, 2013 to June 30, 2014. These Class B units will not vest until an economic hurdle has been met. The Advisor and Sub-advisor continue to provide advisory services through the date that such economic hurdle is met. The economic hurdle will be met when the value of the Operating Partnership’s assets plus all distributions made equal or exceed the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon.

Financing Fee—We pay the Advisor or Sub-advisor a financing fee equal to 0.75% of all amounts made available under any loan or line of credit.

Disposition Fee—For substantial assistance by the Advisor, Sub-advisor or any of their affiliates in connection with the sale of properties or other investments, we will pay the Advisor or its assignee 2.0% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors will determine whether the Advisor, Sub-advisor or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the Advisor’s or Sub-advisor’s preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor or Sub-advisor in connection with a sale. However, if we sell an asset to an affiliate, our organizational documents will prohibit us from paying the Advisor, the Sub-advisor or their respective affiliates a disposition fee. As of September 30, 2014, we have not disposed of any properties or other investments, and no disposition fees have been earned by or paid to the Advisor or Sub-advisor.

General and Administrative Expenses—As of September 30, 2014 and December 31, 2013, we owed the Advisor, the Sub-advisor and their affiliates $38,000 and $85,000, respectively, for general and administrative expenses paid on our behalf.  As of September 30, 2014, neither the Advisor nor the Sub-advisor has allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to the Advisor and the Sub-advisor, except for organization and offering costs and general and administrative expenses, which we disclose above, for the three and nine months ended September 30, 2014 and 2013 and any related amounts unpaid as of September 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Acquisition fees	$1,651	$2,029	$7,654	$5,519	$—	$—
Acquisition expenses	237	—	905	—	—	—
Asset management fees(1)	—	250	—	748	—	—
Class B unit distribution(2)	281	41	598	69	72	30
Financing fees	334	289	1,376	2,384	—	—
Disposition fees	—	—	—	—	—	—

(1)	Paid by the CBRE Investors pursuant to the advisory agreement between the Joint Venture and the Advisor.

(2)	Represents the distributions paid to the Advisor and the Sub-advisor as holders of Class B units of the Operating Partnership.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership will pay to PE-ARC Special Limited Partner, LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to stockholders of a 7.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders.  The Advisor has a 15.0% interest and the Sub-advisor has an 85.0% interest in the Special Limited Partner.  No sales of real estate assets have occurred to date.

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

Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.  No subordinated incentive listing distribution has been earned to date.

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the advisory agreement, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the cost of our assets plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders.  In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or a liquidity event occurs. No such termination has occurred to date.

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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and nine months ended September 30, 2014 and 2013 and any related amounts unpaid as of September 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Property management fees	$1,895	$851	$5,202	$1,884	$680	$418
Leasing commissions	1,062	429	2,770	896	310	80
Construction management fees	191	84	441	160	73	50
Other fees and reimbursements	766	191	1,504	453	275	89
Total	$3,914	$1,555	$9,917	$3,393	$1,338	$637

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

Summarized below are the fees earned by the Dealer Manager for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Selling commissions	$—	$32,296	$157	$57,761
Selling commissions reallowed	—	32,296	157	57,761
Dealer manager fees	—	15,412	72	27,422
Dealer manager fees reallowed	—	5,381	29	9,585

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

As of September 30, 2014 and December 31, 2013, the Sub-advisor owned 176,509 shares of our common stock, or approximately 0.10% of our common stock issued during our initial public offering period, which closed on February 7, 2014. The Sub-advisor may not sell any of these shares while serving as the Sub-advisor.

12. OPERATING LEASES

The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at September 30, 2014, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
October 1 to December 31, 2014	$39,563
2015	153,244
2016	139,573
2017	123,757
2018	106,366
2019 and thereafter	454,246
Total	$1,016,749

No single tenant comprised 10% or more of our aggregate annualized effective rent as of September 30, 2014.

13. SUBSEQUENT EVENTS

Distributions

On October 1, 2014, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from September 1, 2014 through September 30, 2014. The total gross amount of the distribution was approximately $9.9 million, with $5.2 million being reinvested in the DRP, for a net cash distribution of $4.7 million.

On November 3, 2014, we paid a distribution equal to a daily amount of $0.00183562 per share of common stock outstanding for stockholders of record for the period from October 1, 2014 through October 31, 2014. The total gross amount of the distribution was approximately $10.3 million, with $5.4 million being reinvested in the DRP, for a net cash distribution of $4.9 million.

Amendment to Unsecured Revolving Credit Facility

On October 9, 2014, we executed an amendment to our unsecured revolving credit facility that removed the prior borrowing base of properties. As a result, our borrowing capacity under the facility increased from $217.0 million as of September 30, 2014 to $350 million.

Acquisitions

Subsequent to September 30, 2014, we acquired a 100% ownership in the following properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Beavercreek Towne Centre	Beavercreek, OH	Fresh Thyme	10/24/2014	$47,480	355,881	100.0%
Fairfield Crossing	Beavercreek, OH	Walmart	10/24/2014	14,020	71,170	100.0%
Grayson Village	Loganville, GA	Publix	10/24/2014	9,650	83,155	77.6%
The Fresh Market Shopping Center	Pawleys Island, SC	The Fresh Market	10/28/2014	8,125	32,442	89.6%

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison—ARC Shopping Center REIT Inc. (“we”, the “Company”, “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

Overview

Organization

Phillips Edison—ARC Shopping Center REIT Inc. was formed as a Maryland corporation on October 13, 2009 and elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010. On January 13, 2010, we filed a registration statement on Form S-11 (Registration No. 333-164313) with the SEC to offer a maximum of 180 million shares of common stock for sale to the public, of which 150 million shares were registered in our primary offering and 30 million shares were registered under the dividend reinvestment plan (“DRP”). The SEC declared our registration statement effective on August 12, 2010. On November 19, 2013, we reallocated 26.5 million shares from the DRP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated approximately 2.7 million unsold shares from the primary offering to the DRP. On June 18, 2014, we filed a registration statement on Form S-3 (Registration No. 333-196870) with the SEC to register an additional 12 million shares to be offered pursuant to the DRP. We continue to offer up to a total of approximately 18.2 million shares of common stock under the DRP.

Our advisor is American Realty Capital II Advisors, LLC (the “Advisor”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is under common control with AR Capital LLC (the “AR Capital sponsor”). Under terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The Advisor has delegated most of its duties under the advisory agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to Phillips Edison NTR LLC (the “Sub-advisor”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Notwithstanding such delegation to the Sub-advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

Equity Raise Activity

As of September 30, 2014, we had issued a total of 180.9 million shares of common stock including 7.1 million shares issued through the DRP, generating gross cash proceeds of $1.79 billion.  During the nine months ended September 30, 2014, we issued 5.2 million shares of common stock, including 4.9 million shares issued through the DRP, generating gross cash proceeds of $49.5 million. Although we ceased offering shares of common stock in our primary offering on February 7, 2014, we continue to offer shares through the DRP.

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the three months ended September 30, 2014:

		Property Acquisitions
	Cumulative	during the
	Portfolio through	Three Months Ended
	September 30, 2014	September 30, 2014
Number of properties	131	11
Number of states	27	10
Weighted average capitalization rate(1)	7.1%	7.2%
Weighted average capitalization rate with straight-line rent(2)	7.3%	7.4%
Total acquisition purchase price (in thousands)	$1,985,253	$165,077
Total square feet	13,886,069	1,283,170
Leased % of rentable square feet(3)	94.7%	91.0%
Average remaining lease term in years(3)	6.1	5.7

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

(2)
The capitalization rate with straight-line rent is calculated by dividing the annualized in-place net operating income, inclusive of straight-line rental income, of a property as of the date of acquisition by the contract purchase price of the property.  This annualized in-place net operating income is calculated by subtracting the estimated annual operating expenses of a property from the straight-line annualized rents to be received from tenants occupying space at the property as of the date of acquisition.

(3)	As of September 30, 2014

As of September 30, 2014, we owned 131 real estate properties, acquired from third parties unaffiliated with us, the Advisor, or the Sub-advisor. The following table presents information regarding each of our properties as of September 30, 2014 (dollars in thousands):

Property Name	City, State	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years as of September 30, 2014	% of Rentable Square Feet Leased as of September 30, 2014
Lakeside Plaza	Salem, VA	Kroger	12/10/2010	$8,750	82,798	3.6	100.0%
Snow View Plaza	Parma, OH	Giant Eagle	12/15/2010	12,300	100,460	4.8	97.0%
St. Charles Plaza	Haines City, FL	Publix	6/10/2011	10,100	65,000	9.1	96.3%
Centerpoint	Easley, SC	Publix	10/14/2011	6,850	72,287	9.0	89.8%
Southampton Village	Tyrone, GA	Publix	10/14/2011	8,350	77,956	6.7	97.8%
Burwood Village Center	Glen Burnie, MD	Food Lion(2)	11/9/2011	16,600	105,834	6.9	100.0%
Cureton Town Center	Waxhaw, NC	Harris Teeter(3)	12/29/2011	13,950	84,357	8.4	100.0%
Tramway Crossing	Sanford, NC	Food Lion(2)	2/23/2012	5,500	62,382	3.9	100.0%
Westin Centre	Fayetteville, NC	Food Lion(2)	2/23/2012	6,050	66,890	1.4	100.0%
The Village at Glynn Place	Brunswick, GA	Publix	4/27/2012	11,350	111,924	6.2	95.2%
Meadowthorpe Shopping Center	Lexington, KY	Kroger	5/9/2012	8,550	87,384	2.8	97.0%
New Windsor Marketplace	Windsor, CO	King Soopers(3)	5/9/2012	5,550	95,877	5.4	95.6%
Vine Street Square	Kissimmee, FL	Walmart(4)	6/4/2012	13,650	120,699	5.6	98.3%
Northtowne Square	Gibsonia, PA	Giant Eagle	6/19/2012	10,575	113,372	7.5	100.0%
Brentwood Commons	Bensenville, IL	Dominick's(5)	7/5/2012	14,850	125,550	5.5	99.1%
Sidney Towne Center	Sidney, OH	Kroger	8/2/2012	4,300	118,360	4.8	100.0%
Broadway Plaza	Tucson, AZ	Sprouts	8/13/2012	12,675	83,612	5.3	84.3%
Richmond Plaza	Augusta, GA	Kroger	8/30/2012	19,500	178,167	4.7	89.5%
Publix at Northridge	Sarasota, FL	Publix	8/30/2012	11,500	65,320	8.0	89.9%
Baker Hill Center	Glen Ellyn, IL	Dominick's(5)	9/6/2012	21,600	135,355	3.8	96.7%
New Prague Commons	New Prague, MN	Coborn's	10/12/2012	10,150	59,948	7.2	100.0%
Brook Park Plaza	Brook Park, OH	Giant Eagle	10/23/2012	10,140	148,259	4.4	100.0%
Heron Creek Towne Center	North Port, FL	Publix	12/17/2012	8,650	64,664	5.0	92.5%
Quartz Hill Towne Centre	Lancaster, CA	Vons(4)	12/26/2012	20,970	110,306	3.0	95.7%
Hilfiker Square	Salem, OR	Trader Joe's	12/28/2012	8,000	38,558	6.5	100.0%
Village One Plaza	Modesto, CA	Raley's	12/28/2012	26,500	105,658	12.5	92.4%
Butler Creek	Acworth, GA	Kroger	1/15/2013	10,650	95,597	3.4	94.0%
Fairview Oaks	Ellenwood, GA	Kroger	1/15/2013	9,300	77,052	2.3	100.0%
Grassland Crossing	Alpharetta, GA	Kroger	1/15/2013	9,700	90,906	5.6	100.0%
Hamilton Ridge	Buford, GA	Kroger	1/15/2013	11,800	90,996	6.5	87.4%
Mableton Crossing	Mableton, GA	Kroger	1/15/2013	11,500	86,819	2.7	96.1%
The Shops at Westridge	McDonough, GA	Publix	1/15/2013	7,550	66,297	8.6	83.1%
Fairlawn Town Centre	Fairlawn, OH	Giant Eagle	1/30/2013	42,200	347,255	6.8	95.1%
Macland Pointe	Marietta, GA	Publix	2/13/2013	9,150	79,699	2.7	91.3%
Murray Landing	Irmo, SC	Publix	3/21/2013	9,920	64,359	6.6	100.0%
Vineyard Center	Tallahassee, FL	Publix	3/21/2013	6,760	62,821	7.3	83.8%
Kleinwood Center	Spring, TX	H-E-B	3/21/2013	32,535	148,863	6.8	99.2%
Lutz Lake Station	Lutz, FL	Publix	4/4/2013	9,800	64,986	6.2	98.0%
Publix at Seven Hills	Spring Hill, FL	Publix	4/4/2013	8,500	72,590	3.0	92.3%
Hartville Centre	Hartville, OH	Giant Eagle	4/23/2013	7,300	108,412	5.3	75.7%
Sunset Center	Corvallis, OR	Safeway	5/31/2013	24,900	164,796	5.2	94.8%
Savage Town Square	Savage, MN	Cub Foods(6)	6/19/2013	14,903	87,181	7.5	98.6%
Northcross	Austin, TX	Walmart(4)	6/24/2013	61,500	280,243	14.3	97.1%
Glenwood Crossing	Kenosha, WI	Pick 'n Save	6/27/2013	12,822	87,504	12.4	99.6%
Pavilions at San Mateo	Albuquerque, NM	Walmart(4)	6/27/2013	28,350	149,287	4.1	84.7%
Shiloh Square	Kennesaw, GA	Kroger	6/27/2013	14,500	139,720	3.7	80.6%
Boronda Plaza	Salinas, CA	Food 4 Less(7)	7/3/2013	22,700	93,071	6.0	98.7%

Property Name	City, State	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years as of September 30, 2014	% of Rentable Square Feet Leased as of September 30, 2014
Rivergate	Macon, GA	Publix	7/18/2013	$32,354	207,567	5.5	78.8%
Westwoods Shopping Center	Arvada, CO	King Soopers(3)	8/8/2013	14,918	90,855	5.8	97.2%
Paradise Crossing	Lithia Springs, GA	Publix	8/13/2013	9,000	67,470	4.6	93.8%
Contra Loma Plaza	Antioch, CA	Save Mart	8/19/2013	7,250	74,616	4.6	83.7%
South Oaks Plaza	St. Louis, MO	Shop 'n Save(6)	8/21/2013	9,500	112,300	9.9	100.0%
Yorktown Centre	Millcreek Township, PA	Giant Eagle	8/30/2013	21,400	196,728	4.0	100.0%
Stockbridge Commons	Fort Mill, SC	Harris Teeter(3)	9/3/2013	15,250	99,473	5.4	95.5%
Dyer Crossing	Dyer, IN	Jewel-Osco(8)	9/4/2013	18,500	95,083	7.6	91.6%
East Burnside Plaza	Portland, OR	QFC(3)	9/12/2013	8,643	38,363	4.9	100.0%
Red Maple Village	Tracy, CA	Raley's	9/18/2013	31,140	97,591	10.2	100.0%
Crystal Beach Plaza	Palm Harbor, FL	Publix	9/25/2013	12,100	59,015	12.3	83.3%
CitiCentre Plaza	Carroll, IA	Hy-Vee	10/2/2013	3,750	63,518	3.6	87.7%
Duck Creek Plaza	Bettendorf, IA	Schnuck's	10/8/2013	19,700	134,229	5.4	98.0%
Cahill Plaza	Inver Grove Heights, MN	Cub Foods(6)	10/9/2013	8,350	69,000	1.8	97.8%
Pioneer Plaza	Springfield, OR	Safeway	10/18/2013	11,850	96,027	3.6	93.4%
Fresh Market	Normal, IL	The Fresh Market	10/22/2013	11,750	76,017	5.4	100.0%
Courthouse Marketplace	Virginia Beach, VA	Harris Teeter(3)	10/25/2013	16,050	106,863	7.6	84.9%
Hastings Marketplace	Hastings, MN	Cub Foods(6)	11/6/2013	15,875	97,535	7.0	98.5%
Shoppes of Paradise Lakes	Miami, FL	Publix	11/7/2013	13,450	83,597	4.8	94.3%
Coquina Plaza	Davie, FL	Publix	11/7/2013	23,200	91,120	4.9	100.0%
Butler's Crossing	Watkinsville, GA	Publix	11/7/2013	8,900	75,505	3.1	85.4%
Lakewood Plaza	Spring Hill, FL	Publix	11/7/2013	15,300	106,999	3.3	92.9%
Collington Plaza	Bowie, MD	Giant Foods(9)	11/21/2013	30,146	121,955	6.7	100.0%
Golden Town Center	Golden, CO	King Soopers(3)	11/22/2013	19,015	117,882	3.8	90.4%
Northstar Marketplace	Ramsey, MN	Coborn's	11/27/2013	14,000	96,356	5.1	97.6%
Bear Creek Plaza	Petoskey, MI	Walmart(4)	12/19/2013	25,451	311,894	5.1	100.0%
Flag City Station	Findlay, OH	Walmart(4)	12/19/2013	15,661	245,549	3.6	100.0%
Southern Hills Crossing	Moraine, OH	Walmart(4)	12/19/2013	2,463	10,000	2.8	100.0%
Sulphur Grove	Huber Heights, OH	Walmart(4)	12/19/2013	2,914	20,900	5.3	100.0%
East Side Square	Springfield, OH	Walmart(4)	12/19/2013	1,471	8,400	5.2	82.1%
Hoke Crossing	Clayton, OH	Walmart(4)	12/19/2013	1,718	8,600	2.3	100.0%
Town & Country Shopping Center	Noblesville, IN	Walmart(4)	12/19/2013	26,049	249,833	4.0	100.0%
Sterling Pointe Center	Lincoln, CA	Raley's	12/20/2013	31,925	136,020	7.4	88.4%
Southgate Shopping Center	Des Moines, IA	Hy-Vee	12/20/2013	9,725	161,792	7.1	96.9%
Arcadia Plaza	Phoenix, AZ	Sprouts	12/30/2013	13,479	63,637	4.1	94.7%
Stop & Shop Plaza	Enfield, CT	Stop & Shop(9)	12/30/2013	26,200	124,218	3.5	98.6%
Fairacres Shopping Center	Oshkosh, WI	Pick 'n Save	1/21/2014	9,800	85,523	3.7	95.4%
Savoy Plaza	Savoy, IL	Schnuck's	1/31/2014	17,200	140,624	7.0	84.0%
The Shops of Uptown	Park Ridge, IL	Trader Joe's	2/25/2014	26,961	70,402	4.4	96.5%
Chapel Hill North	Chapel Hill, NC	Harris Teeter(3)	2/28/2014	16,100	96,290	3.8	95.2%
Winchester Gateway	Winchester, VA	Martin's(9)	3/5/2014	38,350	157,377	8.4	96.5%
Stonewall Plaza	Winchester, VA	Martin's(9)	3/5/2014	29,500	119,159	10.1	90.0%
Coppell Market Center	Coppell, TX	Market Street(8)	3/5/2014	19,175	90,225	9.7	100.0%
Harrison Pointe	Cary, NC	Harris Teeter(3)	3/11/2014	22,700	130,758	4.5	94.9%
Town Fair Center	Louisville, KY	Walmart(4)	3/12/2014	24,250	234,240	3.6	96.8%
Villages at Eagles Landing	Stockbridge, GA	Publix	3/13/2014	8,815	67,019	2.0	97.8%
Towne Centre at Wesley Chapel	Wesley Chapel, FL	Winn-Dixie	3/14/2014	8,950	69,425	5.1	97.4%
Tree Summit Village	Duluth, GA	Publix	3/14/2014	5,900	63,299	5.6	95.3%
Dean Taylor Crossing	Suwanee, GA	Kroger	3/14/2014	13,437	92,318	4.8	98.4%
Champions Gate Village	Davenport, FL	Publix	3/14/2014	8,900	62,699	5.1	98.2%

Property Name	City, State	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Feet	Average Remaining Lease Term in Years as of September 30, 2014	% of Rentable Square Feet Leased as of September 30, 2014
Goolsby Pointe	Riverview, FL	Publix	3/14/2014	$10,850	75,525	4.3	95.2%
Statler Square	Staunton, VA	Kroger	3/21/2014	13,900	134,660	5.5	98.3%
Burbank Plaza	Burbank, IL	Jewel-Osco(8)	3/25/2014	8,700	93,279	1.4	100.0%
Hamilton Village	Chattanooga, TN	Walmart(4)	4/3/2014	33,679	429,325	4.2	100.0%
Waynesboro Plaza	Waynesboro, VA	Martin's(9)	4/30/2014	16,800	74,134	10.4	100.0%
Southwest Marketplace	Las Vegas, NV	Smith's(3)	5/5/2014	30,400	115,720	6.8	95.0%
Hampton Village	Taylors, SC	Publix	5/21/2014	14,025	123,647	3.3	79.8%
Central Station	Louisville , KY	Kroger	5/23/2014	14,497	101,570	4.6	81.1%
Kirkwood Market Place	Houston, TX	Sprouts	5/23/2014	17,100	80,483	7.4	91.6%
Fairview Plaza	New Cumberland, PA	Giant Food Stores(9)	5/27/2014	12,450	71,979	2.6	100.0%
Broadway Promenade	Sarasota, FL	Publix	5/28/2014	11,325	53,375	8.1	89.8%
Townfair Shopping Center	Indiana, PA	Giant Eagle	5/29/2014	22,600	218,610	9.0	99.5%
Deerwood Lake Commons	Jacksonville, FL	Publix	5/29/2014	12,050	67,528	5.3	96.4%
Heath Brook Commons	Ocala, FL	Publix	5/29/2014	12,800	79,590	5.8	93.0%
Park View Square	Miramar, FL	Winn-Dixie	5/29/2014	14,500	70,471	5.9	100.0%
St. Johns Commons	Jacksonville, FL	Winn-Dixie	5/29/2014	13,000	71,352	6.1	96.6%
West Creek Commons	Coconut Creek, FL	Publix	5/29/2014	11,650	58,537	7.4	91.7%
Lovejoy Village	Jonesboro, GA	Kroger	6/3/2014	9,350	84,711	5.9	87.6%
The Orchards	Yakima, WA	Rosauers	6/3/2014	16,000	83,911	8.5	100.0%
Hannaford	Waltham, MA	Hannaford(2)	6/23/2014	13,700	45,882	5.3	100.0%
Shaw's Plaza Easton	Easton, MA	Shaw's(8)	6/23/2014	12,394	104,923	5.4	96.6%
Shaw's Plaza Hanover	Hanover, MA	Shaw's(8)	6/23/2014	8,920	57,181	6.4	100.0%
Cushing Plaza	Cohasset, MA	Shaw's(8)	6/23/2014	17,702	71,210	11.5	100.0%
Lynnwood Place	Jackson, TN	Kroger	7/28/2014	9,000	96,666	7.0	89.5%
Foothills Shopping Center	Lakewood, CO	Safeway	7/31/2014	4,500	87,697	7.3	88.1%
Battle Ridge Pavilion	Marietta, GA	Kroger	8/1/2014	14,100	103,517	3.5	91.2%
Thompson Valley Towne Center	Loveland, CO	King Soopers(3)	8/1/2014	20,600	114,638	4.2	94.2%
Lumina Commons	Wilmington, NC	Harris Teeter(3)	8/4/2014	13,875	80,772	6.8	98.2%
Driftwood Village	Ontario, CA	Food 4 Less(7)	8/7/2014	19,500	95,421	1.8	92.9%
French Golden Gate	Bartow, FL	Publix	8/28/2014	16,120	141,350	19.5	83.0%
Orchard Square	Washington Township, MI	Kroger	9/8/2014	13,400	92,450	4.2	97.2%
Trader Joe's Center	Dublin, OH	Trader Joe's	9/11/2014	11,200	75,859	3.3	100.0%
Palmetto Pavilion	North Charleston, SC	Publix	9/11/2014	11,775	66,428	6.5	100.0%
Five Town Plaza	Springfield, MA	Big Y	9/24/2014	31,007	328,372	3.4	86.5%

(1)	The contract purchase price excludes closing costs and acquisition costs.

(2)	Food Lion and Hannaford are subsidiaries of Delhaize America.

(3)	King Soopers, Harris Teeter, Smith's, and QFC are affiliates of Kroger.

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

(6)	Cub Foods and Shop 'n Save are affiliates of SUPERVALU INC.

(7)	Food 4 Less at Boronda Plaza is owned by PAQ, Inc. and Food 4 Less at Driftwood Village is owned by Kroger.

(8)	Jewel-Osco, Market Street and Shaw's are affiliates of Albertsons LLC.

(9)	Giant Foods, Giant Food Stores, Stop & Shop, and Martin's are affiliates of Ahold USA.

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after September 30, 2014 over each of the ten years ending December 31, 2014 and thereafter for our 131 shopping centers.  The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
2014	81	$2,648	1.7%	175,986	1.3%
2015	247	11,804	7.5%	941,390	7.2%
2016	327	16,474	10.4%	1,345,440	10.2%
2017	305	17,058	10.8%	1,400,101	10.6%
2018	276	19,011	12.0%	1,546,051	11.8%
2019	274	21,742	13.7%	1,767,577	13.4%
2020	87	10,557	6.7%	849,503	6.5%
2021	58	8,347	5.3%	839,602	6.4%
2022	34	6,438	4.1%	651,643	5.0%
2023	60	14,386	9.1%	1,221,502	9.3%
Thereafter	159	29,783	18.7%	2,413,157	18.3%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2014 multiplied by 12 months, less any tenant concessions.

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

The following table presents the composition of our portfolio by tenant type as of September 30, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	7,552,213	57.4%	$70,926	44.8%
National and regional(2)	3,834,250	29.2%	56,668	35.8%
Local	1,765,489	13.4%	30,654	19.4%
	13,151,952	100.0%	$158,248	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of September 30, 2014 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	7,552,213	57.4%	$70,926	44.8%
Retail Stores(2)	2,626,834	20.0%	31,951	20.2%
Services(2)	1,924,126	14.6%	34,442	21.8%
Restaurant	1,048,779	8.0%	20,929	13.2%
	13,151,952	100.0%	$158,248	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of September 30, 2014 (dollars in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Kroger(3)(10)	30	1,692,632	12.9%	$12,864	8.0%
Publix	30	1,403,399	10.7%	14,207	8.9%
Walmart(4)	8	1,081,879	8.2%	4,982	3.1%
Giant Eagle	7	559,581	4.3%	5,362	3.4%
Ahold USA(5)	6	411,103	3.1%	6,377	4.0%
Albertsons(6)	6	370,431	2.8%	4,184	2.6%
Safeway(7)	6	358,882	2.7%	3,439	2.2%
SUPERVALU(8)	4	273,067	2.1%	2,332	1.5%
Raley's	3	192,998	1.5%	3,422	2.2%
Winn-Dixie	3	146,754	1.1%	1,545	1.0%
Delhaize America(9)	4	141,547	1.1%	1,684	1.1%
Hy-Vee	2	127,028	1.0%	527	0.3%
Schnuck's	2	121,266	0.9%	1,440	0.9%
Pick n' Save	2	108,561	0.8%	1,056	0.7%
Coborn's	2	107,683	0.8%	1,350	0.9%
Sprouts Farmers Market	3	93,896	0.7%	1,114	0.7%
H-E-B	1	80,925	0.6%	1,210	0.8%
Big Y	1	64,863	0.5%	1,047	0.7%
PAQ, Inc.(10)	1	58,687	0.4%	1,046	0.7%
Rosauers Supermarkets, Inc.	1	51,484	0.4%	537	0.3%
Save Mart	1	50,233	0.4%	399	0.3%
Trader Joe's	3	38,294	0.3%	572	0.4%
The Fresh Market	1	17,020	0.1%	230	0.1%
	127	7,552,213	57.4%	$70,926	44.8%

(1)
Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were 24 as of September 30, 2014. Also excluded are the anchor tenants of Southern Hills Crossing, Sulphur Grove, East Side Square, and Hoke Crossing, as we do not own the portion of each of these shopping centers that is leased to a Walmart Supercenter.

(2)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2014 multiplied by 12 months, less any tenant concessions.

(3)	King Soopers, Harris Teeter, Smith's, and QFC are affiliates of Kroger.

(4)
The Walmart stores at Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets.  The Walmart stores at Northcross, Bear Creek Plaza, Flag City Station, Town & Country Shopping Center, Town Fair Center and Hamilton Village are Walmart Supercenters.

(5)	Giant Foods, Giant Food Stores, Stop & Shop, and Martin's are affiliates of Ahold USA.

(6)	Jewel-Osco, Market Street and Shaw's are affiliates of Albertsons LLC.

(7)	Dominick's and Vons are affiliates of Safeway, Inc.

(8)	Cub Foods and Shop 'n Save are affiliates of SUPERVALU INC.

(9)	Food Lion and Hannaford are affiliates of Delhaize America.

(10)	Food 4 Less at Boronda Plaza is owned by PAQ, Inc. and Food 4 Less at Driftwood Village is owned by Kroger.

Results of Operations

Three Months Ended September 30, 2014 and 2013

(In thousands, except per share amounts)	For the Three Months Ended September 30,
	2014	2013	Change
Operating Data:
Total revenues	$50,031	$20,144	$29,887
Property operating expenses	(8,150)	(3,079)	(5,071)
Real estate tax expenses	(7,121)	(3,022)	(4,099)
General and administrative expenses	(2,109)	(842)	(1,267)
Acquisition expenses	(3,785)	(3,967)	182
Depreciation and amortization	(21,430)	(8,324)	(13,106)
Operating income	7,436	910	6,526
Interest expense, net	(5,422)	(2,207)	(3,215)
Other income (expense), net	129	(32)	161
Net income (loss)	2,143	(1,329)	3,472
Net income attributable to noncontrolling interests	—	(79)	79
Net income (loss) attributable to Company stockholders	$2,143	$(1,408)	$3,551

Net income (loss) per share—basic and diluted	$0.01	$(0.02)	$0.03

We owned 58 properties as of September 30, 2013 and 131 properties as of September 30, 2014.  Unless otherwise discussed below, year-to-year comparative differences for the three months ended September 30, 2014 and 2013, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

During the three months ended September 30, 2014, we entered into 58 new leases comprising a total of 100,183 square feet. These leases will generate first-year base rental revenues of $1.7 million, representing average rent per square foot of $16.98.  In addition, we executed renewals on 49 leases comprising a total of 127,159 square feet.  These leases will generate first-year base rental revenues of $2.0 million, representing average rent per square foot of $15.92. Prior to the renewals, the average annual rent was $14.75 per square foot.  The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $13.18 per square foot.

In addition to a $0.4 million increase related to the acquisition of 105 properties in 2013 and 2014, the primary reasons for the $1.3 million increase in general and administrative expenses were a $0.7 million increase in transfer agent fees and an increase of $0.2 million in consulting expenses related to proxy solicitation and other services.

The $3.2 million increase in interest expense is primarily comprised of $3.4 million related to the acquisition of 105 properties in 2013 and 2014, in addition to a $0.2 million increase due to draws on our revolving credit facility. These costs were partially offset by a reduction in interest expense in the amount of $0.5 million due to the repayments of principal on certain of our fixed and variable-rate mortgage loans.

Nine Months Ended September 30, 2014 and 2013

(In thousands, except per share amounts)	For the Nine Months Ended September 30,
	2014	2013	Change
Operating Data:
Total revenues	$129,622	$46,545	$83,077
Property operating expenses	(21,274)	(7,223)	(14,051)
Real estate tax expenses	(17,853)	(6,641)	(11,212)
General and administrative expenses	(6,377)	(2,424)	(3,953)
Acquisition expenses	(15,096)	(9,633)	(5,463)
Depreciation and amortization	(56,031)	(19,879)	(36,152)
Operating income	12,991	745	12,246
Interest expense, net	(13,992)	(6,594)	(7,398)
Other income (expense), net	842	(45)	887
Net loss	(159)	(5,894)	5,735
Net income attributable to noncontrolling interests	—	(355)	355
Net loss attributable to Company stockholders	$(159)	$(6,249)	$6,090

Net loss per share—basic and diluted	$0.00	$(0.14)	$0.14

We owned 58 properties as of September 30, 2013 and 131 properties as of September 30, 2014.  Unless otherwise discussed below, year-to-year comparative differences for the nine months ended September 30, 2014 and 2013, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

During the nine months ended September 30, 2014, we entered into 115 new leases comprising a total of 200,833 square feet. These leases will generate first-year base rental revenues of $3.3 million, representing average rent per square foot of $16.45.  In addition, we executed renewals on 157 leases comprising a total of 434,838 square feet.  These leases will generate first-year base rental revenues of $7.3 million, representing average rent per square foot of $16.82. Prior to the renewals, the average annual rent was $16.24 per square foot.  The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $10.36 per square foot.

In addition to a $0.9 million increase related to the acquisition of 105 properties in 2013 and 2014, the primary reasons for the $4.0 million increase in general and administrative expenses were a $1.9 million increase in transfer agent fees, an increase of $0.6 million in consulting expenses related to proxy solicitation and other services, an increase of $0.3 million in accounting fees and a $0.3 million increase in insurance expense.

The $7.4 million increase in interest expense is primarily comprised of $8.9 million related to the acquisition of 105 properties in 2013 and 2014, in addition to a $0.2 million increase in loan fees related to the unused balance on our revolving credit facility and a $0.4 increase in amortization of deferred financing costs related to our revolving credit facility. These costs were partially offset by a reduction in interest expense in the amount of $2.2 million related to a lower average balance on our revolving credit facility and repayments of principal on certain of our mortgage loans.

The $0.9 million increase in other income is primarily due to $0.4 million of interest earned on cash balances and $0.4 million in net gains on derivative contracts during the nine months ended September 30, 2014.

We generally expect our revenues and expenses to increase in future periods as a result of owning the properties acquired in 2014 for a full year and the acquisition of additional properties. Although we expect our general and administrative expenses to increase, we expect such expenses to decrease as a percentage of our revenues.

Non-GAAP Measures

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

Below is a reconciliation of net loss to Same-Center NOI for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net loss	$(159)	$(5,894)
Interest expense	13,992	6,594
Other (income) expense	(842)	45
Operating income (loss)	12,991	745
Adjusted to exclude:
General and administrative expenses	6,377	2,424
Acquisition expenses	15,096	9,633
Depreciation and amortization	56,031	19,879
Net amortization of above- and below-market leases	189	465
Straight-line rental income	(3,053)	(1,135)
Property net operating income	87,631	32,011
Less: NOI from centers excluded from Same-Center	(68,988)	(13,454)
Total Same-Center NOI	$18,643	$18,557	$86	0.5%

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

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed. We have funded, and intend to continue to fund, both of these acquisition-related costs from offering proceeds and borrowings and generally not from operations.  However, if offering proceeds and borrowings are not available to fund these acquisition-related costs, operational cash flows may be used to fund future acquisition-related costs.  We believe by excluding expensed acquisition costs, FFO adjusted for acquisition expenses and MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include those paid to the Advisor, the Sub-advisor or third parties.

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

The additional items that may be excluded from FFO to determine MFFO are cash flow adjustments made to net income (loss) in calculating the cash flows provided by operating activities.  Each of these items is considered an important overall operational factor that affects our long-term operational profitability.  These items and any other mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions.  Although we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

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

FFO, FFO ADJUSTED FOR ACQUISITION EXPENSES, AND MFFO
FOR THE PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Calculation of FFO
Net income (loss) attributable to Company stockholders	$2,143	$(1,408)	$(159)	$(6,249)
Add:
Depreciation and amortization of real estate assets	21,430	8,324	56,031	19,879
Amortization of tenant improvement allowances	—	(1)	—	—
Less:
Noncontrolling interest	—	(1,331)	—	(3,965)
FFO	$23,573	$5,584	$55,872	$9,665
Calculation of FFO Adjusted for Acquisition Expenses
FFO	$23,573	$5,584	$55,872	$9,665
Add:
Acquisition expenses	3,785	3,967	15,096	9,633
FFO adjusted for acquisition expenses	$27,358	$9,551	$70,968	$19,298
Calculation of MFFO
FFO adjusted for acquisition expenses	$27,358	$9,551	$70,968	$19,298
Add:
Net amortization of above- and below-market leases	(40)	127	189	465
Less:
Straight-line rental income	(1,184)	(587)	(3,053)	(1,135)
Amortization of market debt adjustment	(608)	(371)	(1,781)	(830)
Change in fair value of derivative	(118)	(45)	(561)	(55)
Noncontrolling interest	—	79	—	194
MFFO	$25,408	$8,754	$65,762	$17,937
Weighted-average common shares outstanding - basic and diluted	180,072	79,797	178,490	45,208
Net income (loss) per share - basic and diluted	$0.01	$(0.02)	$(0.00)	$(0.14)
FFO per share - basic and diluted	$0.13	$0.07	$0.31	$0.21
FFO adjusted for acquisition expenses per share - basic and diluted	$0.15	$0.12	$0.40	$0.43
MFFO per share - basic and diluted	$0.14	$0.11	$0.37	$0.40

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions to stockholders, and principal and interest on our outstanding indebtedness. As of September 30, 2014, we had issued 173.8 million shares of common stock in the primary portion of our initial public offering for gross offering proceeds of approximately $1.72 billion. We ceased offering shares in the primary portion of our initial public offering on February 7, 2014, and now only offer shares of common stock under the DRP. As of September 30, 2014, we had sold 7.1 million shares of common stock under the DRP for gross offering proceeds of $67.2 million. As of September 30, 2014, we have invested substantially all of the proceeds from our initial public offering in real estate properties and used the remaining offering proceeds to fund distributions and acquisition expenses. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations, and proceeds from our DRP as our primary sources of immediate and long-term liquidity, including additional investments in real estate properties.

As of September 30, 2014, we had cash and cash equivalents of $19.8 million. During the nine months ended September 30, 2014, we had a net cash decrease of $440.4 million.

This cash decrease was the result of:

•
$58.8 million provided by operating activities, largely the result of income generated from operations before depreciation and amortization charges.  Also included in this total was $15.1 million of real estate acquisition expenses incurred during the period and expensed in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations;

•	$583.3 million used in investing activities, which was primarily the result of the 48 property acquisitions, along with capital expenditures of $9.0 million; and

•
$84.1 million provided by financing activities with $163.0 million of proceeds from mortgages and loans payable and $2.5 million of proceeds from the issuance of common stock. Partially offsetting these costs were distributions paid to our stockholders of $42.3 million, $32.4 million of payments on mortgage loans payable, payments of financing costs of $3.2 million, payments of offering costs of $1.8 million, and $1.7 million in redemptions of common stock.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash on hand, net cash provided by property operations, DRP proceeds, and proceeds from secured and unsecured debt financings. Operating cash flows are expected to increase as additional properties are added to our portfolio.

As of September 30, 2014, we have $510.1 million of contractual debt obligations, representing mortgage loans secured by our real estate assets and our unsecured revolving credit facility, excluding below-market debt adjustments of $8.5 million, net of accumulated amortization.  As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using proceeds from corporate-level debt or cash generated from operations.   Of the amount outstanding at September 30, 2014, $6.4 million is for loans that mature in 2014, excluding monthly scheduled principal payments. As of September 30, 2014, we had access to a $350 million unsecured revolving credit facility, which may be expanded to $600 million, with a current outstanding principal balance of $151.0 million from which we may draw funds to pay certain long-term debt obligations as they mature.  As of September 30, 2014, the borrowing capacity of the unsecured revolving credit facility was $217.0 million, as calculated using properties eligible to be included in the borrowing base. However, subsequent to September 30, 2014, we executed an amendment to the unsecured revolving credit facility that removed the borrowing base of properties. As a result, our borrowing capacity under the facility increased to $350 million.

For the nine months ended September 30, 2014, gross distributions of approximately $89.3 million were paid to stockholders, including $47.0 million of distributions reinvested through the DRP, for net cash distributions of $42.4 million. On October 1, 2014, gross distributions of approximately $9.9 million were paid, including $5.2 million of distributions reinvested through the DRP, for net cash distributions of $4.7 million. On November 3, 2014, gross distributions of approximately $10.3 million were paid, including $5.4 million of distributions reinvested through the DRP, for net cash distributions of $4.9 million.  Distributions were funded by a combination of cash generated from operating activities, proceeds from our primary offering, and debt proceeds.

On September 3, 2014, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing October 1, 2014 through and including November 30, 2014. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. This equates to a 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on indebtedness.  Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from debt financings.  As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using proceeds from corporate-level debt or any net proceeds of our primary offering that may remain after the acquisition of additional properties.  We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings.

Our board of directors has adopted corporate governance guidelines that limit our borrowings to 300% of our net assets (as defined in our corporate governance guidelines); however, we may exceed that limit if a majority of our independent directors approves each borrowing in excess of our charter limitation and if we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors. As of September 30, 2014, our borrowings were equal to 36.4% of our net assets.

As of September 30, 2014 our leverage ratio was 24.5% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost). As of December 31, 2013, our leverage ratio could not be calculated, as defined in the previous sentence, as our cash balances exceeded our debt outstanding.

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

The table below summarizes our consolidated indebtedness at September 30, 2014 (dollars in thousands).

	Principal Amount at	Weighted- Average Interest Rate	Weighted- Average Years to Maturity
Debt(1)	September 30, 2014
Fixed-rate mortgages payable(2)	$359,136	5.5%	4.6
Unsecured credit facility	151,000	1.5%	3.3
Total	$510,136	4.3%	4.2

(1)	The debt maturity table does not include any below-market debt adjustment, of which $8.5 million, net of accumulated amortization, was outstanding as of September 30, 2014.

(2)
As of September 30, 2014, the interest rate on $11.7 million outstanding under one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10).

Interest Rate Hedging

In March 2013, we entered into an interest rate swap agreement that, in effect, fixed the variable interest rate on $50.0 million of our credit facility at 3.05% through December 2017. The swap was designated and qualified as a cash flow hedge and was recorded at fair value.  On February 21, 2014, we sold our interest rate swap to an unaffiliated party for $0.5 million and recognized a net gain of $0.4 million.

In May 2014, in connection with the acquisition of Townfair Shopping Center, we assumed an interest rate swap agreement that, in effect, fixes the variable interest rate on $11.7 million of variable-rate mortgage debt at an annual interest rate of 5.22% through June 10, 2018. The swap has not been designated as a cash flow hedge and is recorded at fair value.

Contractual Commitments and Contingencies

Our contractual obligations as of September 30, 2014, were as follows (in thousands):

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations - principal payments	$510,136	$8,178	$65,851	$104,836	$198,275	$20,846	$112,150
Long-term debt obligations - interest payments	83,040	5,451	20,004	15,985	9,722	6,229	25,649
Operating lease obligations	705	15	63	64	49	30	484
Total	$593,881	$13,644	$85,918	$120,884	$208,046	$27,105	$138,283

Our portfolio debt instruments and the unsecured credit facility contain certain covenants and restrictions that require us to meet certain financial ratios, including but not limited to: borrowing base loan-to-value ratio, debt service coverage ratio and fixed charge ratio. As of September 30, 2014, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short and long term.

Distributions

Distributions for the nine months ended September 30, 2014 accrued at an average daily rate of $0.00183562 per share of common stock. Distributions for the nine months ended September 30, 2013 accrued at an average daily rate of $0.00183440 per share of common stock.

Activity related to distributions to our stockholders for the three and nine months ended September 30, 2014 and 2013, and since inception, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
	2014	2013	2014	2013
Gross distributions paid	30,324	$10,780	89,296	$17,923	$131,849
Distributions reinvested through DRP	15,962	5,272	46,986	8,485	67,174
Net cash distributions	14,362	5,508	42,310	9,438	64,675
Net income (loss) attributable to stockholders	2,143	(1,408)	(159)	(6,249)	(19,020)
Net cash provided by operating activities	23,745	7,347	58,822	15,969	82,189

 There were gross distributions of $9.9 million and $9.8 million accrued and payable as of September 30, 2014 and December 31, 2013, respectively. To the extent that distributions paid were greater than our cash provided by operating activities for the nine months ended September 30, 2014, we funded such excess distributions with proceeds from our primary offering and borrowings.

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

As of September 30, 2014, we have invested all of the proceeds from the sale of shares under the primary portion of our initial public offering. However, as we raised substantial amounts of offering proceeds that have only recently been invested, the income from interest or rents that we receive has been, and may continue to be, below our historical distribution rate. Consequently, we have declared and may continue to declare distributions in anticipation of funds that we expect to receive during a later period once we have borrowed additional funds to acquire additional properties and obtain our targeted capital structure. In these instances, we have looked to and expect to continue to look to borrowings to fund our distributions. To the extent that we pay distributions from sources other than our cash provided by operating activities, we will have fewer funds available for investment in properties, the overall return to our stockholders may be reduced, and subsequent investors (such as those purchasing shares pursuant to the DRP) may experience dilution. Our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source without limit. Because we have raised substantial amounts of offering proceeds that have only recently been invested, our cash provided by operating activities has been insufficient to fully fund our ongoing distributions.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90.0% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain, and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year. However, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2014. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

Impact of Recently Issued Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Unless we elect early adoption, the standard will be effective for us on January 1, 2015. In future periods, the adoption of this pronouncement may result in property disposals not qualifying for discontinued operations presentation, and thus the results of those disposals will remain in income from continuing operations.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate the transaction- and industry-specific revenue recognition guidance currently in place under GAAP and will replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under Accounting Standard Codification (“ASC”) 840, Leases. ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016, and early adoption is prohibited. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We may hedge a portion of our exposure to interest rate fluctuations through the utilization of interest rate swaps in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  Because we may use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.  As of September 30, 2014, we were party to an interest rate swap agreement that, in effect, fixed the variable interest rate on $11.7 million of our secured variable-rate mortgage debt at 5.22%.

As of September 30, 2014, we have not fixed the interest rate for $151.0 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the fair market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at September 30, 2014 would result in approximately $1.5 million of additional interest expense. We had no other outstanding interest rate contracts as of September 30, 2014.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2014, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2014.
Internal Control Over Financial Reporting
During the third quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our organizational documents permit us to pay distributions from any source without limit. To the extent we fund distributions from borrowings or the net proceeds from the issuance of securities, as we have done, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and our stockholders’ overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.  For the nine months ended September 30, 2014, we paid distributions of approximately $89.3 million, including distributions reinvested through the DRP, and our GAAP cash flows from operations were approximately $58.8 million. For the year ended December 31, 2013, we paid distributions of approximately $38.0 million, including distributions reinvested through the DRP, and our GAAP cash flows from operations were approximately $18.5 million.

Because the offering price in the DRP exceeds our net tangible book value per share, investors in the DRP will experience immediate dilution in the net tangible book value of their shares.

We are currently offering shares in the DRP at $9.50 per share. Our net tangible book value is a rough approximation of value calculated simply as gross book value of real estate assets plus cash and cash equivalents minus total liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, excluding accumulated depreciation and amortization of real estate investments, (ii) cumulative distributions in excess of our earnings, (iii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (iv) the fees and expenses paid to the Advisor and the Sub-advisor in connection with the selection, acquisition, and management of our investments and (v) general and administrative expenses. As of September 30, 2014, our net tangible book value per share was $8.15. The offering price for shares in the DRP was not established on an independent basis and bears no relationship to the net value of our assets.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the nine months ended September 30, 2014.

b)	Not applicable.

c)	During the quarter ended September 30, 2014, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2014	40,755	$9.92	40,755	(3)
August 2014	14,588	9.82	14,588	(3)
September 2014	80,860	9.68	80,860	(3)

(1)	All purchases of our equity securities by us in the three months ended September 30, 2014 were made pursuant to our share repurchase program.

(2)	We announced the commencement of the program on August 12, 2010, and it was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

As of September 30, 2014, we recorded a liability of $0.5 million representing our obligation to repurchase 48,451 shares of common stock submitted for repurchase during the three months ended September 30, 2014 but not yet repurchased.
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
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.2
Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix A to the prospectus dated June 18, 2014 included in the Company’s Registration Statement on Form S-3 (No. 333-196870) filed June 18, 2014)

4.3
Amended and Restated Agreement of Limited Partnership of Phillips Edison – ARC Shopping Center Operating Partnership, L.P. dated February 4, 2013 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed March 7, 2013)

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity; and (iv) Condensed Consolidated Statements of Cash Flows

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON – ARC SHOPPING CENTER REIT INC.

Date: November 5, 2014	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2014	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)