Form 10-K
period 2014-12-31
PHILLIPS EDISON GROCERY CENTER REIT I, INC.
filed 2015-03-09
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

 (Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-54691

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑
Aggregate market value of the voting stock held by non-affiliates: There is no established public market for the registrant’s shares of common stock. The registrant has made an initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-164313), in which shares were sold at $10.00 per share, with discounts available for certain categories of purchasers. The registrant ceased offering shares of its common stock in its primary offering on February 7, 2014. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $1.74 billion, which represents the aggregate purchase price paid for such common stock.
As of February 28, 2015, there were 182.9 million outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
FORM 10-K

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Form 10-K of Phillips Edison Grocery Center REIT I, Inc. (“we,” the “Company,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flows from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

Phillips Edison Grocery Center REIT I, Inc., formerly known as Phillips Edison—ARC Shopping Center REIT Inc., was formed as a Maryland corporation on October 13, 2009. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership I, L.P., formerly known as Phillips Edison—ARC Shopping Center Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Grocery Center OP GP I LLC, formerly known as Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership. The various aforementioned name changes occurred on December 3, 2014.

Prior to December 3, 2014, our advisor was American Realty Capital II Advisors, LLC (“ARC”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is under common control with AR Capital, LLC. Under the terms of the advisory agreement between ARC and us (the “ARC Agreement”), ARC was responsible for the management of our day-to-day activities and the implementation of our investment strategy. Pursuant to a sub-advisory agreement (the “Sub-advisory Agreement”) between ARC and Phillips Edison NTR LLC (“PE-NTR”), ARC had delegated most of its duties under the ARC Agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to PE-NTR. PE-NTR is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Effective December 3, 2014, we terminated the ARC Agreement and entered into an advisory agreement with PE-NTR (the “PE-NTR Agreement”). Under the PE-NTR Agreement, PE-NTR provides the same advisory and asset management services that ARC and PE-NTR provided to us under the ARC Agreement and the Sub-advisory Agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. As of December 31, 2014, we owned fee simple interests in 138 real estate properties acquired from third parties unaffiliated with us, PE-NTR, or ARC.

Segment Data

We internally evaluate the operating performance of our portfolio of properties and currently do not differentiate properties by geography, size or type. Each of our investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any other segment disclosures in 2014.

Tax Status

We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with the tax year ended December 31, 2010. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

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

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 AM to 3:00 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, by responding to requests addressed to our investor relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.grocerycenterREIT1.com. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

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

Risks Related to an Investment in Us

Because no public trading market for our shares currently exists, it is difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it may be at a discount to the public offering price.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing your shares. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon 30 days’ notice. Further, the share repurchase program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it may be at a discount to the public offering price of such shares. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’ overall returns may be reduced.

Our organizational documents permit us to pay distributions from any source without limit. If we fund distributions from financings or the net proceeds from the issuance of securities, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and our stockholders’ overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.  For the year ended December 31, 2014, we paid gross distributions to our common stockholders of $119.6 million, including distributions reinvested through our dividend reinvestment plan (“DRIP”) of $63.0 million, and our cash flows from operations under accounting principles generally accepted in the United States (“GAAP”) were $75.7 million. For the year ended December 31, 2013, we paid distributions of $38.0 million, including distributions reinvested through our DRIP of $18.7 million, and our GAAP cash flows from operations were $18.5 million.

Because the offering price in the DRIP exceeds our net tangible book value per share, investors in the DRIP will experience immediate dilution in the net tangible book value of their shares.

We are currently offering shares in the DRIP at $9.50 per share. Our net tangible book value is a rough approximation of value calculated simply as gross book value of real estate assets plus cash and cash equivalents minus total liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, excluding accumulated depreciation and amortization of real estate investments, (ii) cumulative distributions in excess of our earnings, (iii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (iv) the fees and expenses paid to PE-NTR and ARC in connection with the selection, acquisition, and management of our investments and (v) general and administrative expenses. As of December 31, 2014, our net tangible book value per share was $8.05. The offering price for shares in the DRIP was not established on an independent basis and bears no relationship to the net value of our assets.

We may change our targeted investments without stockholder consent.

Our portfolio is primarily invested in well-occupied, grocery-anchored neighborhood and community shopping centers leased to a mix of national, creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Because we are dependent upon PE-NTR and its affiliates to conduct our operations, any adverse changes in the financial health of PE-NTR, or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investments.

We are dependent on PE-NTR, which is responsible for our day-to-day operations and is primarily responsible for the selection of our investments. We are also dependent on the Property Manager to manage our portfolio of real estate assets. PE-NTR had no previous operating history prior to serving as our sub-advisor and advisor, and it depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of PE-NTR, the Property Manager or certain of their affiliates or in our relationship with them could hinder their ability to successfully manage our operations and our portfolio of investments.

The loss of or the inability to obtain key real estate professionals at PE-NTR could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Jeffrey S. Edison, our Chief Executive Officer and the Chairman of our Board of Directors, John B. Bessey, our Co-President and Chief Investment Officer, R. Mark Addy, our Co-President and Chief Operating Officer, and Devin I. Murphy, our Chief Financial Officer, at PE-NTR. We do not have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon PE-NTR and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense and PE-NTR and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms, as needed, that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

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

The occurrence of cyber incidents, or a deficiency in our cybersecurity or the cybersecurity of PE-NTR, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

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

If we decide to list our common stock on a national securities exchange, we may wish to lower our distribution rate in order to optimize the price at which our shares would trade.

Our board of directors has the option to effect a liquidity event by listing our common stock on a national securities exchange.  If such an election were to occur, a reduction in our distribution rate could occur with or in advance of a listing, as the public market for listed REITs appears to reward those that have a more conservative distribution policy.

Risks Related to Conflicts of Interest

Our sponsor and its affiliates, including all of our executive officers, one of our directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

PE-NTR and its affiliates receive substantial fees from us. These fees could influence PE-NTR’s advice to us as well as their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with Phillips Edison and its affiliates, including the PE-NTR Agreement and property management agreement;

•	sales of properties and other investments to third parties, which entitle PE-NTR to disposition fees and possible subordinated incentive fees;

•	acquisitions of properties and other investments from other Phillips Edison-sponsored programs;

•	acquisitions of properties and other investments from third parties, which entitle PE-NTR to acquisition and asset-management compensation;

•	borrowings to acquire properties and other investments, which borrowings increase the acquisition fees, debt financing fees, and asset-management compensation payable to PE-NTR;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle PE-NTR to a subordinated incentive listing fee; and

•	whether and when we seek to sell the company or its assets, which sale could entitle PE-NTR to a subordinated participation in net sales proceeds.

The fees PE-NTR receives in connection with transactions involving the acquisition of assets are based initially on the cost of the investment, including costs related to loan obligations, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence PE-NTR to recommend riskier transactions to us. In addition, because the fees are based on the cost of the investment, it may create an incentive for PE-NTR to recommend that we purchase assets with more debt and at higher prices.

Our sponsor faces conflicts of interest relating to the acquisition of assets and leasing of properties, and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment returns.

We rely on our sponsor and the executive officers and other key real estate professionals at PE-NTR to identify suitable investment opportunities for us. The key real estate professionals of PE-NTR are also the key real estate professionals at our sponsor and its other public and private programs. Many investment opportunities that are suitable for us may also be suitable for other Phillips Edison-sponsored programs. Thus, the executive officers and real estate professionals of PE-NTR could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.

We and other Phillips Edison-sponsored programs also rely on these real estate professionals to supervise the property management and leasing of properties. If the Property Manager directs creditworthy prospective tenants to properties owned by another Phillips Edison-sponsored program when they could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Further, these executive officers and key real estate professionals are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.

PE-NTR faces conflicts of interest relating to the performance and incentive fee structure under the PE-NTR Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under the PE-NTR Agreement, PE-NTR or its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to PE-NTR to perform in our best interests and in the best interests of our stockholders. However, because neither PE-NTR, nor any of its affiliates maintain a significant equity interest in us and are entitled to receive certain minimum compensation regardless of performance, the interests of PE-NTR are not wholly aligned with those of our stockholders. In that regard, the PE-NTR could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle PE-NTR to fees. In addition, PE-NTR’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in PE-NTR recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle PE-NTR to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The PE-NTR Agreement will require us to pay a performance-based termination fee to PE-NTR or its affiliates if we terminate the PE-NTR Agreement prior to the listing of our shares for trading on an exchange or, absent such termination, in respect of their participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the PE-NTR Agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the PE-NTR Agreement would be in our best interest. In addition, the requirement to pay the fee to PE-NTR or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated PE-NTR. For a more detailed discussion of the fees payable to PE-NTR and its affiliates in connection with the management of our company, see Note 11 to the consolidated financial statements.

Our sponsor, our officers, PE-NTR and the real estate and other professionals assembled by PE-NTR face competing demands relating to their time, and this may cause our operations and our stockholders’ investment to suffer.

We rely on PE-NTR for the day-to-day operation of our business. In addition, PE-NTR has the primary responsibility for the selection of our investments. PE-NTR relies on our sponsor and its affiliates to conduct our business. Our officers are principals or employees of Phillips Edison and the affiliates that manage the assets of the other Phillips Edison-sponsored programs. As a result of their interests in other Phillips Edison-sponsored programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other Phillips Edison-sponsored programs and other business activities in which they are involved. Should PE-NTR breach its fiduciary duties to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments and the value of our stockholders’ investments may decline.

All of our executive officers, one of our directors and the key real estate and other professionals assembled by PE-NTR face conflicts of interest related to their positions or interests in affiliates of our sponsors, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, one of our directors and the key real estate and other professionals assembled by PE-NTR are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in PE-NTR, or other sponsor-affiliated entities. Through our sponsor’s affiliates, some of these persons work on behalf of other Phillips Edison-sponsored public and private programs. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of PE-NTR, (e) compensation to PE-NTR, and (f) our relationship with PE-NTR and the Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Risks Related to Our Corporate Structure

We may use the most recent price paid to acquire a share in our initial public or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when PE-NTR begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

To assist FINRA members and their associated persons that participated in our initial public offering, pursuant to applicable FINRA and NASD rules of conduct, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, PE-NTR estimated the value of our common shares as $10.00 per share as of December 31, 2014. The basis for this valuation is the fact that the offering price of our shares of common stock in our initial public offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). PE-NTR has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for up to 18 months. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.)

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

The actual value of shares that we repurchase under our share repurchase program may be less than what we pay.

Under our share repurchase program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death, qualifying disability or determination of incompetence. The maximum price that may be paid under the program is $10.00 per share, which was the offering price of our shares of common stock in the primary portion of our initial public offering (ignoring purchase price discounts for certain categories of purchasers). Although this initial estimated value represents the most recent price at which most investors were willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock, the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay, and the repurchase may be dilutive to our remaining stockholders.

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

Our share repurchase program includes numerous restrictions that limit our stockholders’ ability to sell their shares. During any calendar year, we may purchase no more than 5.0% of the weighted-average number of shares outstanding during the prior calendar year. Our stockholders must hold their shares for at least one year in order to participate in the share repurchase program, except for repurchases sought upon a stockholder’s death or “qualifying disability.” The cash available for redemption on any particular date is generally limited to the proceeds from the DRIP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of our board of directors. These limitations do not, however, apply to repurchase sought upon a stockholder’s death or “qualifying disability.” Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. These limits may prevent us from accommodating all repurchase requests made in any year. These restrictions would severely limit your ability to sell your shares should you require liquidity and would limit your ability to recover the value you invested. Our board is free to amend, suspend or terminate the share repurchase program upon 30 days’ notice.

Our stockholders’ interests in us will be diluted if we issue additional shares, which could reduce the overall value of our stockholders’ investment.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1.01 billion shares of capital stock, of which 1 billion shares are designated as common stock and 10 million shares are designated as preferred stock. Our board of directors may amend our charter to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After our investors purchased shares in our initial public offering, our board may elect to (1) sell additional shares in the DRIP and future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of PE-NTR or any of its affiliates, (4) issue shares to PE-NTR, or its successors or assigns, in payment of an outstanding fee obligation or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after our investors have purchased shares in our offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

Payment of fees to PE-NTR and ARC and their respective affiliates reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investments in our shares.

PE-NTR, ARC, and their respective affiliates perform or performed services for us in connection with the sale of shares in our initial public offering, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We currently pay or have paid them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investments and reduces the amount of cash available for investment or distribution to stockholders. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed‑upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter.

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

Our properties consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally.

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

Retailers at our properties face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, Internet shopping, mail order catalogues and operators, and television shopping networks. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

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

We will attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. If any of our properties incur a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government.

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

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

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

We have obtained, and are likely to continue to obtain, lines of credit and other long-term financing that are secured by our properties and other assets. Our charter does not limit the amount of funds that we may borrow. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage or replace PE-NTR. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, which may adversely affect our ability to make distributions to our stockholders.

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

If our stockholders participate in the DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

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

The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20.0%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates, to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales at the REIT level, even though the sales might otherwise be beneficial to us.

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

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit-sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

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
•      the investment in our shares, for which no public market exists, is consistent with the liquidity needs of the plan or IRA;
•      the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•      our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and
•      the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.

If you invested in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.

If you established an IRA or other retirement plan through which you invested in our shares, federal law may require you to withdraw required minimum distributions (“RMDs”) from such plan in the future. Our share repurchase program limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. Additionally, you will not be eligible to have your shares repurchased until you have held your shares for at least one year. As a result, you may not be able to have your shares repurchased at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to have your shares repurchased, such repurchase may be at a price less than the price at which the shares were initially purchased, depending on how long you have held your shares. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

Real Estate Investments

As of December 31, 2014, we owned 138 properties, throughout the continental United States, acquired from third parties unaffiliated with us, PE-NTR, or ARC, the former advisor. The following table presents information regarding each of our properties as of December 31, 2014 (dollars in thousands). For additional portfolio information, refer to “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Property Name	City, State	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Footage	Average Remaining Lease Term in Years as of December 31, 2014	% of Rentable Square Feet Leased as of December 31, 2014
Five Town Plaza	Springfield, MA	Big Y	9/24/2014	$31,007	328,372	3.1	86.5%
New Prague Commons	New Prague, MN	Coborn’s	10/12/2012	10,150	59,948	6.9	100.0%
Northstar Marketplace	Ramsey, MN	Coborn’s	11/27/2013	14,000	96,356	4.8	97.6%
Savage Town Square	Savage, MN	Cub Foods(2)	6/19/2013	14,903	87,181	7.5	98.6%
Cahill Plaza	Inver Grove Heights, MN	Cub Foods(2)	10/9/2013	8,350	69,000	1.7	94.6%
Hastings Marketplace	Hastings, MN	Cub Foods(2)	11/6/2013	15,875	97,535	6.7	98.5%
Brentwood Commons	Bensenville, IL	Dominick’s(3)	7/5/2012	14,850	125,550	5.3	99.1%

Property Name	City, State	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Footage	Average Remaining Lease Term in Years as of December 31, 2014	% of Rentable Square Feet Leased as of December 31, 2014
Baker Hill Center	Glen Ellyn, IL	Dominick’s(3)	9/6/2012	21,600	135,355	3.9	96.7%
Boronda Plaza	Salinas, CA	Food 4 Less(4)	7/3/2013	22,700	93,071	5.8	98.7%
Driftwood Village	Ontario, CA	Food 4 Less(4)	8/7/2014	19,500	95,421	1.9	92.9%
Burwood Village Center	Glen Burnie, MD	Food Lion(5)	11/9/2011	16,600	105,834	7.2	100.0%
Tramway Crossing	Sanford, NC	Food Lion(5)	2/23/2012	5,500	62,382	3.8	100.0%
Westin Centre	Fayetteville, NC	Food Lion(5)	2/23/2012	6,050	66,890	1.5	100.0%
Beavercreek Towne Center	Beavercreek, OH	Fresh Thyme	10/24/2014	47,480	355,881	10.2	100.0%
Snow View Plaza	Parma, OH	Giant Eagle	12/15/2010	12,300	100,460	4.6	97.0%
Northtowne Square	Gibsonia, PA	Giant Eagle	6/19/2012	10,575	113,372	7.2	100.0%
Brook Park Plaza	Brook Park, OH	Giant Eagle	10/23/2012	10,140	148,259	4.1	100.0%
Fairlawn Town Centre	Fairlawn, OH	Giant Eagle	1/30/2013	42,200	347,255	6.5	95.1%
Hartville Centre	Hartville, OH	Giant Eagle	4/23/2013	7,300	108,412	5.1	75.7%
Yorktown Centre	Millcreek Township, PA	Giant Eagle	8/30/2013	21,400	196,728	3.8	100.0%
Townfair Shopping Center	Indiana, PA	Giant Eagle	5/29/2014	22,600	218,610	9.0	99.5%
Fairview Plaza	New Cumberland, PA	Giant Food Stores(6)	5/27/2014	12,450	71,979	2.3	100.0%
Collington Plaza	Bowie, MD	Giant Foods(6)	11/21/2013	30,146	121,955	6.5	100.0%
Hannaford	Waltham, MA	Hannaford(5)	6/23/2014	13,700	45,882	5.0	100.0%
Cureton Town Center	Waxhaw, NC	Harris Teeter(7)	12/29/2011	13,950	84,357	8.6	100.0%
Stockbridge Commons	Fort Mill, SC	Harris Teeter(7)	9/3/2013	15,250	99,473	5.4	95.5%
Courthouse Marketplace	Virginia Beach, VA	Harris Teeter(7)	10/25/2013	16,050	106,863	7.2	86.4%
Chapel Hill North	Chapel Hill, NC	Harris Teeter(7)	2/28/2014	16,100	96,290	3.6	93.3%
Harrison Pointe	Cary, NC	Harris Teeter(7)	3/11/2014	22,700	130,758	4.4	95.5%
Lumina Commons	Wilmington, NC	Harris Teeter(7)	8/4/2014	13,875	80,772	6.5	94.5%
The Shoppes at Ardrey Kell	Charlotte, NC	Harris Teeter(7)	12/17/2014	15,949	82,119	8.9	91.3%
Kleinwood Center	Spring, TX	H-E-B	3/21/2013	32,535	148,863	6.7	99.2%
CitiCentre Plaza	Carroll, IA	Hy-Vee	10/2/2013	3,750	63,518	3.4	89.6%
Southgate Shopping Center	Des Moines, IA	Hy-Vee	12/20/2013	9,725	161,792	6.9	96.9%
Dyer Crossing	Dyer, IN	Jewel-Osco(3)	9/4/2013	18,500	95,083	7.4	91.6%
Burbank Plaza	Burbank, IL	Jewel-Osco(3)	3/25/2014	8,700	93,279	1.2	100.0%
New Windsor Marketplace	Windsor, CO	King Soopers(7)	5/9/2012	5,550	95,877	5.7	97.1%
Westwoods Shopping Center	Arvada, CO	King Soopers(7)	8/8/2013	14,918	90,855	5.5	97.2%
Golden Town Center	Golden, CO	King Soopers(7)	11/22/2013	19,015	117,882	3.5	90.4%
Thompson Valley Towne Center	Loveland, CO	King Soopers(7)	8/1/2014	20,600	114,638	3.9	94.2%
Lakeside Plaza	Salem, VA	Kroger	12/10/2010	8,750	82,798	3.6	96.5%
Meadowthorpe Shopping Center	Lexington, KY	Kroger	5/9/2012	8,550	87,384	2.9	96.6%
Sidney Towne Center	Sidney, OH	Kroger	8/2/2012	4,300	118,360	4.8	100.0%
Richmond Plaza	Augusta, GA	Kroger	8/30/2012	19,500	178,167	4.6	92.7%
Butler Creek	Acworth, GA	Kroger	1/15/2013	10,650	95,597	3.3	95.6%
Fairview Oaks	Ellenwood, GA	Kroger	1/15/2013	9,300	77,052	2.1	100.0%
Grassland Crossing	Alpharetta, GA	Kroger	1/15/2013	9,700	90,906	5.4	100.0%
Hamilton Ridge	Buford, GA	Kroger	1/15/2013	11,800	90,996	6.2	90.7%
Mableton Crossing	Mableton, GA	Kroger	1/15/2013	11,500	86,819	2.4	96.1%
Shiloh Square	Kennesaw, GA	Kroger	6/27/2013	14,500	139,720	3.5	80.6%
Dean Taylor Crossing	Suwanee, GA	Kroger	3/14/2014	13,180	92,318	4.5	98.4%
Statler Square	Staunton, VA	Kroger	3/21/2014	13,900	134,660	5.1	98.3%
Central Station	Louisville , KY	Kroger	5/23/2014	14,497	101,570	4.9	96.9%
Lovejoy Village	Jonesboro, GA	Kroger	6/3/2014	9,350	84,711	5.8	85.0%
Lynnwood Place	Jackson, TN	Kroger	7/28/2014	9,000	96,666	6.8	90.8%
Battle Ridge Pavilion	Marietta, GA	Kroger	8/1/2014	14,100	103,517	3.4	91.2%
Orchard Square	Washington Township, MI	Kroger	9/8/2014	13,400	92,450	4.3	97.2%

Property Name	City, State	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Footage	Average Remaining Lease Term in Years as of December 31, 2014	% of Rentable Square Feet Leased as of December 31, 2014
Cherry Hill Marketplace	Westland, MI	Kroger	12/17/2014	15,141	120,568	9.6	82.4%
Coppell Market Center	Coppell, TX	Market Street(3)	3/5/2014	19,175	90,225	9.4	100.0%
Winchester Gateway	Winchester, VA	Martin’s(6)	3/5/2014	38,350	157,377	8.2	94.0%
Stonewall Plaza	Winchester, VA	Martin’s(6)	3/5/2014	29,500	119,159	9.8	92.3%
Waynesboro Plaza	Waynesboro, VA	Martin’s(6)	4/30/2014	16,800	74,134	10.2	100.0%
Glenwood Crossing	Kenosha, WI	Pick ‘n Save	6/27/2013	12,822	87,504	12.1	99.6%
Fairacres Shopping Center	Oshkosh, WI	Pick ‘n Save	1/21/2014	9,800	85,523	3.4	95.4%
St. Charles Plaza	Haines City, FL	Publix	6/10/2011	10,100	65,000	8.8	98.2%
Centerpoint	Easley, SC	Publix	10/14/2011	6,850	72,287	8.7	89.8%
Southampton Village	Tyrone, GA	Publix	10/14/2011	8,350	77,956	6.6	97.8%
The Village at Glynn Place	Brunswick, GA	Publix	4/27/2012	11,350	111,924	5.9	95.2%
Publix at Northridge	Sarasota, FL	Publix	8/30/2012	11,500	65,320	7.9	86.2%
Heron Creek Towne Center	North Port, FL	Publix	12/17/2012	8,650	64,664	4.7	100.0%
The Shops at Westridge	McDonough, GA	Publix	1/15/2013	7,550	66,297	8.3	91.6%
Macland Pointe	Marietta, GA	Publix	2/13/2013	9,150	79,699	2.5	91.3%
Murray Landing	Irmo, SC	Publix	3/21/2013	9,920	64,359	6.6	97.8%
Vineyard Center	Tallahassee, FL	Publix	3/21/2013	6,760	62,821	7.1	83.8%
Lutz Lake Station	Lutz, FL	Publix	4/4/2013	9,800	64,986	6.0	96.1%
Publix at Seven Hills	Spring Hill, FL	Publix	4/4/2013	8,500	72,590	2.9	92.3%
Rivergate	Macon, GA	Publix	7/18/2013	32,354	207,567	6.2	78.4%
Paradise Crossing	Lithia Springs, GA	Publix	8/13/2013	9,000	67,470	4.3	93.8%
Crystal Beach Plaza	Palm Harbor, FL	Publix	9/25/2013	12,100	59,015	12.1	83.3%
Shoppes of Paradise Lakes	Miami, FL	Publix	11/7/2013	13,450	83,597	4.6	94.3%
Coquina Plaza	Davie, FL	Publix	11/7/2013	23,200	91,120	4.7	100.0%
Butler’s Crossing	Watkinsville, GA	Publix	11/7/2013	8,900	75,505	2.9	85.4%
Lakewood Plaza	Spring Hill, FL	Publix	11/7/2013	15,300	106,999	3.8	95.5%
Villages at Eagles Landing	Stockbridge, GA	Publix	3/13/2014	8,815	67,019	1.8	97.8%
Champions Gate Village	Davenport, FL	Publix	3/14/2014	8,170	62,699	4.9	98.2%
Goolsby Pointe	Riverview, FL	Publix	3/14/2014	10,348	75,525	4.3	95.2%
Hampton Village	Taylors, SC	Publix	5/21/2014	14,025	123,647	3.2	79.8%
Broadway Promenade	Sarasota, FL	Publix	5/28/2014	11,325	53,375	8.2	87.0%
Deerwood Lake Commons	Jacksonville, FL	Publix	5/29/2014	12,050	67,528	5.0	96.4%
Heath Brook Commons	Ocala, FL	Publix	5/29/2014	12,800	79,590	5.5	93.0%
West Creek Commons	Coconut Creek, FL	Publix	5/29/2014	11,650	58,537	7.1	91.7%
French Golden Gate	Bartow, FL	Publix	8/28/2014	16,120	141,350	19.2	83.0%
Palmetto Pavilion	North Charleston, SC	Publix	9/11/2014	11,775	66,428	6.2	100.0%
Grayson Village	Loganville, GA	Publix	10/24/2014	9,650	83,155	5.2	77.6%
East Burnside Plaza	Portland, OR	QFC(7)	9/12/2013	8,643	38,363	4.7	100.0%
Claremont Village	Everett, WA	QFC(7)	11/6/2014	17,575	86,497	5.6	95.3%
Village One Plaza	Modesto, CA	Raley’s	12/28/2012	26,500	105,658	12.1	94.7%
Red Maple Village	Tracy, CA	Raley’s	9/18/2013	31,140	97,591	9.9	100.0%
Sterling Pointe Center	Lincoln, CA	Raley’s	12/20/2013	31,925	136,020	7.3	86.8%
The Orchards	Yakima, WA	Rosauers	6/3/2014	16,000	83,911	8.3	100.0%
Sunset Center	Corvallis, OR	Safeway(3)	5/31/2013	24,900	164,796	5.0	95.6%
Pioneer Plaza	Springfield, OR	Safeway(3)	10/18/2013	11,850	96,027	3.7	100.0%
Foothills Shopping Center	Lakewood, CO	Safeway(3)	7/31/2014	4,500	87,697	6.9	88.1%
Contra Loma Plaza	Antioch, CA	Save Mart	8/19/2013	7,250	74,616	4.4	82.5%
Duck Creek Plaza	Bettendorf, IA	Schnuck’s	10/8/2013	19,700	134,229	5.3	98.0%
Savoy Plaza	Savoy, IL	Schnuck’s	1/31/2014	17,200	140,624	6.7	84.0%
Shaw’s Plaza Easton	Easton, MA	Shaw’s(3)	6/23/2014	12,394	104,923	5.2	96.6%

Property Name	City, State	Anchor Tenant	Date Acquired	Contract Purchase Price(1)	Rentable Square Footage	Average Remaining Lease Term in Years as of December 31, 2014	% of Rentable Square Feet Leased as of December 31, 2014
Shaw’s Plaza Hanover	Hanover, MA	Shaw’s(3)	6/23/2014	8,920	57,181	6.2	100.0%
Cushing Plaza	Cohasset, MA	Shaw’s(3)	6/23/2014	17,702	71,210	11.2	100.0%
South Oaks Plaza	St. Louis, MO	Shop ‘n Save(2)	8/21/2013	9,500	112,300	9.7	100.0%
Southwest Marketplace	Las Vegas, NV	Smith’s(7)	5/5/2014	30,400	115,720	6.6	92.9%
Broadway Plaza	Tucson, AZ	Sprouts	8/13/2012	12,675	83,612	5.2	84.3%
Arcadia Plaza	Phoenix, AZ	Sprouts	12/30/2013	13,479	63,637	3.9	96.2%
Kirkwood Market Place	Houston, TX	Sprouts	5/23/2014	17,100	80,483	7.1	91.6%
Stop & Shop Plaza	Enfield, CT	Stop & Shop(6)	12/30/2013	26,200	124,218	3.6	98.6%
Fresh Market	Normal, IL	The Fresh Market	10/22/2013	11,750	76,017	5.2	100.0%
The Fresh Market Commons	Pawleys Island, SC	The Fresh Market	10/28/2014	8,125	32,325	11.8	89.6%
Hilfiker Square	Salem, OR	Trader Joe’s	12/28/2012	8,000	38,558	6.3	100.0%
The Shops of Uptown	Park Ridge, IL	Trader Joe’s	2/25/2014	26,961	70,402	4.1	93.8%
Trader Joe’s Center	Dublin, OH	Trader Joe’s	9/11/2014	11,200	75,859	4.1	100.0%
Quartz Hill Towne Centre	Lancaster, CA	Vons(3)	12/26/2012	20,970	110,306	2.8	95.7%
Vine Street Square	Kissimmee, FL	Walmart(8)	6/4/2012	13,650	120,699	5.3	97.6%
Northcross	Austin, TX	Walmart(8)	6/24/2013	61,500	280,243	13.7	99.2%
Pavilions at San Mateo	Albuquerque, NM	Walmart(8)	6/27/2013	28,350	149,287	3.9	82.7%
Bear Creek Plaza	Petoskey, MI	Walmart(8)	12/19/2013	25,451	311,894	4.9	100.0%
Flag City Station	Findlay, OH	Walmart(8)	12/19/2013	15,661	245,549	3.5	100.0%
Southern Hills Crossing	Moraine, OH	Walmart(8)	12/19/2013	2,463	10,000	2.6	100.0%
Sulphur Grove	Huber Heights, OH	Walmart(8)	12/19/2013	2,914	20,900	5.2	100.0%
East Side Square	Springfield, OH	Walmart(8)	12/19/2013	1,471	8,400	5.0	82.1%
Hoke Crossing	Clayton, OH	Walmart(8)	12/19/2013	1,718	8,600	2.1	100.0%
Town & Country Shopping Center	Noblesville, IN	Walmart(8)	12/19/2013	26,049	249,833	3.8	100.0%
Town Fair Center	Louisville, KY	Walmart(8)	3/12/2014	24,250	234,240	3.4	96.8%
Hamilton Village	Chattanooga, TN	Walmart(8)	4/3/2014	33,679	437,965	4.5	99.3%
Fairfield Crossing	Beavercreek, OH	Walmart(8)	10/24/2014	14,020	71,170	7.5	100.0%
Juan Tabo Plaza	Albuquerque, NM	Walmart(8)	11/12/2014	7,640	59,758	6.5	91.9%
Towne Centre at Wesley Chapel	Wesley Chapel, FL	Winn-Dixie	3/14/2014	8,950	69,425	4.9	97.4%
Park View Square	Miramar, FL	Winn-Dixie	5/29/2014	14,500	70,471	5.9	100.0%
St. Johns Commons	Jacksonville, FL	Winn-Dixie	5/29/2014	13,000	71,352	6.0	96.6%

(1)	The contract purchase price excludes closing costs and acquisition costs.

(2)	Cub Foods and Shop ‘n Save are affiliates of SUPERVALU INC.

(3)
Dominick’s, Vons, Safeway, Jewel-Osco, Market Street and Shaw’s are affiliates of Albertsons-Safeway. The merger of Albertsons and Safeway was completed on January 30, 2015. Dominick’s vacated both Brentwood Commons and Baker Hill Center on December 29, 2013; however, Dominick’s continues to pay rent according to the terms of its leases.

(4)	Food 4 Less at Boronda Plaza is owned by PAQ, Inc. and Food 4 Less at Driftwood Village is owned by Kroger.

(5)	Food Lion and Hannaford are subsidiaries of Delhaize America.

(6)	Giant Foods, Giant Food Stores, Stop & Shop, and Martin’s are affiliates of Ahold USA.

(7)	King Soopers, Harris Teeter, Smith’s, and QFC are affiliates of Kroger.

(8)
The anchor tenants of Vine Street Square, Pavilions at San Mateo and Juan Tabo Plaza are Walmart Neighborhood Markets. The anchor tenants of Northcross, Bear Creek Plaza, Flag City Station, Town & Country Shopping Center, Town Fair Center, and Hamilton Village are Walmart Supercenters. The anchor tenants of Southern Hills Crossing, Sulphur Grove, East Side Square, Hoke Crossing and Fairfield Crossing are Walmart Supercenters; however, we do not own the portion of these shopping centers that is occupied by the Walmart Supercenter.

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after December 31, 2014 over each of the ten years ending December 31, 2015 and thereafter for our 138 shopping centers.  The table shows the rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

Year	Number of Expiring Leases	Annualized Effective Rent(1)	% of Total Portfolio Annualized Effective Rent	Leased Rentable Square Feet Expiring	% of Leased Rentable Square Feet Expiring
2015	275	$12,618	7.5%	1,002,648	7.2%
2016	327	16,762	10.0%	1,354,588	9.7%
2017	319	17,550	10.4%	1,430,841	10.2%
2018	289	19,461	11.6%	1,563,602	11.2%
2019	310	23,447	13.9%	1,831,371	13.1%
2020	116	12,245	7.3%	945,758	6.8%
2021	65	8,655	5.1%	868,051	6.2%
2022	41	7,261	4.3%	729,856	5.2%
2023	62	14,550	8.6%	1,228,695	8.8%
2024	82	7,573	4.5%	740,895	5.3%
Thereafter	112	28,206	16.8%	2,264,058	16.3%
	1,998	$168,328	100.0%	13,960,363	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2014 multiplied by 12 months, less any tenant concessions.

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
The following table presents the composition of our portfolio by tenant type as of December 31, 2014 (dollars in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(1)	% of Annualized Effective Rent
Grocery anchor	7,784,381	55.7%	$73,688	43.8%
National & regional(2)	4,338,800	31.1%	62,746	37.3%
Local	1,837,182	13.2%	31,894	18.9%
	13,960,363	100.0%	$168,328	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of December 31, 2014 (dollars in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(1)	% of Annualized Effective Rent
Grocery	7,784,381	55.7%	$73,688	43.8%
Retail Stores(2)	3,067,600	22.0%	36,858	21.9%
Services(2)	1,996,344	14.3%	35,563	21.1%
Restaurant	1,112,038	8.0%	22,219	13.2%
	13,960,363	100.0%	$168,328	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2014 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of December 31, 2014 (dollars in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Kroger(3)(9)	33	1,834,479	13.1%	$14,542	8.6%
Publix	30	1,403,400	10.0%	14,199	8.4%
Walmart(4)	9	1,121,118	7.9%	5,198	3.1%
Albertsons-Safeway(5)	12	729,313	5.2%	7,623	4.5%
Giant Eagle	7	559,581	3.9%	5,362	3.2%
Ahold USA(6)	6	411,103	2.9%	6,377	3.8%
SUPERVALU(7)	4	273,067	2.0%	2,332	1.4%
Raley’s	3	192,998	1.4%	3,422	2.0%
Winn-Dixie	3	146,754	1.1%	1,545	0.9%
Delhaize America(8)	4	141,547	1.0%	1,684	1.0%
Hy-Vee	2	127,028	0.9%	527	0.3%
Schnuck’s	2	121,266	0.9%	1,440	0.9%
Pick n’ Save	2	108,561	0.8%	1,056	0.6%
Coborn’s	2	107,683	0.8%	1,350	0.8%
Sprouts Farmers Market	3	93,896	0.7%	1,114	0.7%
H-E-B	1	80,925	0.6%	1,210	0.7%
Big Y	1	64,863	0.5%	1,048	0.6%
PAQ, Inc.(9)	1	58,687	0.4%	1,046	0.6%
Rosauers Supermarkets, Inc.	1	51,484	0.4%	537	0.3%
Save Mart	1	50,233	0.4%	399	0.2%
Trader Joe’s	3	38,294	0.3%	633	0.4%
The Fresh Market	2	38,101	0.3%	597	0.4%
Fresh Thyme	1	30,000	0.2%	450	0.4%
	133	7,784,381	55.7%	73,688	43.8%

(1)
Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were 24 as of December 31, 2014. Also excluded are the anchor tenants of Southern Hills Crossing, Sulphur Grove, East Side Square, Hoke Crossing, and Fairfield Crossing, as we do not own the portion of these shopping centers that is leased to Walmart Supercenter.

(2)	We calculate annualized effective rent as monthly contractual rent as of December 31, 2014 multiplied by 12 months, less any tenant concessions.

(3)	King Soopers, Harris Teeter, Smith's, and QFC are affiliates of Kroger.

(4)
The Walmart stores at Vine Street Square, Pavilions at San Mateo and Juan Tabo Plaza are Walmart Neighborhood Markets.  The Walmart stores at Northcross, Bear Creek Plaza, Flag City Station, Town & Country Shopping Center, Town Fair Center, and Hamilton Village are Walmart Supercenters.

(5)	Dominick's, Vons, Jewel-Osco, Market Street, and Shaw's are affiliates of Albertsons-Safeway. The merger of Albertsons and Safeway was completed on January 30, 2015.

(6)	Giant Foods, Giant Food Stores, Stop & Shop, and Martin's are affiliates of Ahold USA.

(7)	Cub Foods and Shop 'n Save are affiliates of SUPERVALU INC.

(8)	Food Lion and Hannaford are affiliates of Delhaize America.

(9)	Food 4 Less at Boronda Plaza is owned by PAQ, Inc. and Food 4 Less at Driftwood Village is owned by Kroger.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to our offering, we sold shares of our common stock to the public in our primary offering at a price of $10.00 per share (with discounts provided for certain categories of purchasers). We also sold and continue to sell shares at a price of $9.50 per share pursuant to our DRIP. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Until the later of up to 18 months after the termination of the primary portion of our initial public offering or the termination of any subsequent primary offering of our shares, we intend to use the offering price of shares in our most recent offering as the per share net asset value. The estimated value of a share of our common stock is $10.00 per share as of December 31, 2014. This estimated value may be higher than the price at which you could resell your shares because (1) our offering involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts were likely to produce a higher sales price than could otherwise have been obtained, and (2) there is no public market for our shares. Moreover, this estimated value may be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we paid in connection with the issuance of our shares. Beginning up to 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or our company as a whole, whichever valuation method our board of directors determines to be appropriate.

We expect to establish an estimated value per share 18 months following the termination of the primary portion of our initial public offering, which occurred on February 7, 2014.

Stockholder Information

As of February 28, 2015, we had approximately 182.9 million shares of common stock outstanding, held by a total of 41,439 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

Dividend Reinvestment Plan

We have adopted the DRIP, through which stockholders may elect to reinvest an amount equal to the dividends declared on their shares of common stock into shares of our common stock in lieu of receiving cash dividends. Shares may be purchased under the DRIP for a price equal to $9.50 per share. Upon our establishment of an estimated value per share that is not based on the price to acquire a share in the primary offering or a follow-on public offering, shares issued pursuant to the DRIP will be priced at the estimated value per share of our common stock, as determined by an independent firm chosen for that purpose. Participants in the DRIP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock. For the year ended December 31, 2014, 6.6 million shares were issued through the DRIP, resulting in proceeds of approximately $63.0 million. For the year ended December 31, 2013, 2.0 million shares were issued through the DRIP, resulting in proceeds of approximately $18.7 million.

Distribution Information

We pay distributions based on daily record dates, payable monthly in arrears. During the years ended December 31, 2014 and 2013, our board of directors authorized distributions based on daily record dates for each day during the periods from January 1 through December 31, 2014 and 2013. The authorized distributions for January 2013 were equal to a daily amount of $0.00178082 per share of common stock, which equates to a 6.5% annualized rate based on a purchase price of $10.00 per share, if this rate were paid each day for a 365-day period. The authorized distributions for February 2013 through December 2014 were equal to a daily amount of $0.00183562 per share of common stock, which equates to a 6.7% annualized rate based on a purchase price of $10.00 per share, if this rate were paid each day for a 365-day period.

The total monthly distributions paid to common stockholders for the years ended December 31, 2014 and 2013 was as follows (in thousands):

	2014	2013
Distributions paid to common stockholders	$119,562	$38,007

Distributions were paid subsequent to December 31, 2014 to the stockholders of record from December 1, 2014 through February 28, 2015 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid
December 1, 2014 through December 31, 2014	1/2/2015	$10,364
January 1, 2015 through January 31, 2015	2/2/2015	10,395
February 1, 2015 through February 28, 2015	3/2/2015	9,405

All distributions paid to date have been funded by a combination of cash generated through operations, advances from PE-NTR, borrowings, and offering proceeds.

Unregistered Sales of Equity Securities

During 2014, we did not sell any equity securities that were not registered under the Securities Act.

Share Repurchase Program

Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased.

Under our share repurchase program, the maximum amount of common stock that we may redeem during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share redemptions to date.

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

The repurchase price varies based upon the length of time that the shares of our common stock subject to repurchase have been held. Unless the shares are being repurchased in connection with a stockholder’s death, “determination of incompetence” or “qualifying disability,” the prices at which we will repurchase shares are as follows:

•      the lower of $9.25 and 92.5% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least one year;
•      the lower of $9.50 and 95.0% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least two years;
•      the lower of $9.75 and 97.5% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least three years; and
•      the lower of $10.00 and 100% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least four years.

The cash available for redemption on any particular date will generally be limited to the proceeds from the DRIP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of the board of directors. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

Notwithstanding the above, once we establish an estimated fair value per share of our common stock that is not based on the price to acquire a share in the primary offering or a follow-on public or private offering, the repurchase price per share for all stockholders will be equal to the estimated fair value per share, as determined by PE-NTR or another firm chosen for that purpose.

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

The following table presents the activity under our share repurchase program for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	2014	2013
Shares repurchased	346	86
Cost of repurchases	$3,323	$849
Average repurchase price	$9.60	$9.87

We record a liability representing our obligation to repurchase shares of common stock submitted for repurchase as of year end but not yet repurchased. Below is a summary of our obligation to repurchase shares of common stock as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Liability recorded	$1,669	$76
Shares submitted for repurchase	177	8

All of the shares that we repurchased pursuant to our share repurchase program during the quarter ended December 31, 2014 are provided below:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program(3)
October 2014	1,419	$9.27	1,419	(3)
November 2014	111,615	9.29	111,615	(3)
December 2014	10,000	9.25	10,000	(3)

(1)	All purchases of our equity securities by us in the three months ended December 31, 2014 were made pursuant to the share repurchase program.

(2)	We announced the commencement of the share repurchase program on August 12, 2010, and it was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described above.

ITEM 6. SELECTED FINANCIAL DATA

As of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010
(In thousands, except per share amounts)
	2014	2013	2012	2011	2010
Balance Sheet Data:
Investment in real estate assets, net	$2,074,270	$1,214,266	$304,815	$76,291	$21,402
Cash and cash equivalents	15,649	460,250	7,654	6,969	707
Total assets	2,150,769	1,721,527	325,410	85,192	22,713
Mortgages and loans payable	650,462	200,872	159,007	46,788	14,695
Operating Data:
Total revenues	$188,215	$73,165	$17,550	$3,529	$98
Property operating expenses	(32,919)	(11,896)	(2,957)	(631)	(14)
Real estate tax expenses	(25,262)	(9,658)	(2,055)	(507)	(18)
General and administrative expenses	(8,632)	(4,346)	(1,717)	(845)	(228)
Acquisition expenses	(17,430)	(18,772)	(3,981)	(1,751)	(467)
Vesting of Class B units for asset management services(1)	(27,853)	—	—	—	—
Interest expense, net	(20,360)	(10,511)	(3,020)	(811)	(38)
Net loss	(22,635)	(12,350)	(4,273)	(2,516)	(747)
Net loss attributable to stockholders	(22,635)	(12,404)	(3,346)	(2,364)	(747)
Other Operational Data:
Net operating income(2)	125,816	50,152	12,493	2,624	83
Funds from operations(3)	56,513	12,796	1,209	(981)	(666)
Modified funds from operations(3)	94,553	28,982	4,295	879	(182)
Cash Flow Data:
Cash flows provided by operating activities	$75,671	$18,540	$4,033	$593	$201
Cash flows used in investing activities	(715,772)	(776,219)	(198,478)	(56,149)	(21,249)
Cash flows provided by financing activities	195,500	1,210,275	195,130	61,818	21,555
Per Share Data:
Net loss per share—basic and diluted	$(0.13)	$(0.18)	$(0.51)	$(1.57)	$(4.44)
Common distributions declared	$0.67	$0.67	$0.65	$0.65	$0.22
Weighted-average shares outstanding—basic and diluted	179,280	70,227	6,509	1,503	168
(1) See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” for further discussion.
(2) See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Net Operating Income” for the definition and information regarding why we present Net Operating Income and for a reconciliation of this non-GAAP financial measure to net loss.
(3) See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations” for the definition and information regarding why we present Funds from Operations and Modified Funds from Operations and for a reconciliation of these non-GAAP financial measures to net loss.

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

Overview

Phillips Edison Grocery Center REIT I, Inc. was formed as a Maryland corporation on October 13, 2009 and elected to be taxed as a REIT commencing with the taxable year ended December 31, 2010. On January 13, 2010, we filed a registration statement on Form S‑11 (Registration No. 333-164313) with the SEC to offer a maximum of 180 million shares of common stock for sale to the public, of which 150 million shares were registered in our primary offering and 30 million shares were registered under the DRIP. The SEC declared our registration statement effective on August 12, 2010. On November 19, 2013, we reallocated 26.5 million shares from the DRIP to the primary offering. We ceased offering shares of common stock in our primary offering on February 7, 2014. Subsequent to the end of our primary offering, we reallocated approximately 2.7 million unsold shares from the primary offering to the DRIP. On June 18, 2014, we filed a registration statement on Form S-3 (Registration No. 333-196870) with the SEC to register an additional 12 million shares to be offered pursuant to the DRIP. We continue to offer up to to a total of approximately 18.2 million shares of common stock under the DRIP. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our common stock at a purchase price of $9.50 per share.

During the year ended December 31, 2014, we issued 6.9 million shares of common stock, including 6.6 million shares issued through the DRIP, generating gross cash proceeds of $65.5 million.  As of December 31, 2014, we had issued 182.6 million shares of common stock, including 8.8 million shares issued through the DRIP, generating gross cash proceeds of $1.8 billion since the commencement of our initial public offering.

Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the year ended December 31, 2014:

	Cumulative Portfolio through	Property Acquisitions during the Year Ended
	December 31, 2014	December 31, 2014
Number of properties	138	56
Number of states	27	19
Weighted-average capitalization rate(1)	7.1%	6.9%
Weighted-average capitalization rate with straight-line rent(2)	7.3%	7.1%
Total acquisition purchase price (in thousands)	$2,113,444	$900,238
Total square feet	14,722,883	6,030,244
Leased % of rentable square feet(3)	94.8%	94.2%
Average remaining lease term in years(3)	6.1	6.3

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

(3)	As of December 31, 2014. The average remaining lease term in years excludes future options to extend the term of the lease.

Market Outlook—Real Estate and Real Estate Finance Markets

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

According to the Bureau of Economic Analysis, as measured by the U.S. real gross domestic product (“GDP”), the U.S. economy’s growth increased 2.4% in 2014 as compared to 2013, according to preliminary estimates. For 2013, real GDP increased 2.2% compared to 2012. According to the Commerce Department, the increase in real GDP in 2014 reflected positive contributions from personal consumption expenditures (“PCE”), nonresidential fixed investment, exports, private inventory investment, state and local government spending, and residential fixed investment that were partly offset by a negative contribution from federal government spending. Imports, which are a subtraction in the calculation of GDP, increased. The acceleration in real GDP growth in 2014 reflected an acceleration in nonresidential fixed investment, a smaller decrease in federal government spending, and accelerations in private inventory investment, in PCE, and in state and local government spending that were partly offset by an acceleration in imports and a deceleration in residential fixed investment.

According to BMO Capital Markets, GDP is expected to grow approximately 3.1% in 2015. The U.S. retail real estate market displayed positive fundamentals in 2014, with vacancy rates continuing to drop and increasing average leasing rates per square foot.

Overall, the improving retail real estate fundamentals along with the improving job creation and personal consumption expenditure data suggests that 2015 should be another year of economic recovery in the U.S. that results in a positive market situation. However, several factors create long-term uncertainty for the sector, including the growth in e-commerce, future interest rate growth, stagnant wages and the general political climate.

Results of Operations

Summary of Operating Activities for the Years Ended December 31, 2014 and 2013

(In thousands, except per share amounts)				Favorable (Unfavorable) Change
	2014	2013	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$188,215	$73,165	$115,050	$113,420	$1,630
Property operating expenses	(32,919)	(11,896)	(21,023)	(20,126)	(897)
Real estate tax expenses	(25,262)	(9,658)	(15,604)	(14,957)	(647)
General and administrative expenses	(8,632)	(4,346)	(4,286)	(1,448)	(2,838)
Acquisition expenses	(17,430)	(18,772)	1,342	(174)	1,516
Vesting of Class B units for asset management services	(27,853)	—	(27,853)	—	(27,853)
Depreciation and amortization	(79,160)	(30,512)	(48,648)	(48,555)	(93)
Interest expense, net	(20,360)	(10,511)	(9,849)	(11,795)	1,946
Other income, net	766	180	586	(9)	595
Net loss	(22,635)	(12,350)	(10,285)	16,356	(26,641)
Net income attributable to noncontrolling interests	—	(54)	54	—	54
Net loss attributable to stockholders	$(22,635)	$(12,404)	$(10,231)	$16,356	$(26,587)

Net loss per share—basic and diluted	$(0.13)	$(0.18)	$0.05

The Same-Center column above includes the 26 properties that were owned and operational for the entire portion of both comparable reporting periods, in addition to corporate-level expenses incurred during the comparable reporting periods. In this section, we will explain significant fluctuations in activity shown in the Same-Center column. We owned 83 properties as of December 31, 2013 and 138 properties as of December 31, 2014.  Unless otherwise discussed below, year-to-year comparative differences for the years ended December 31, 2014 and 2013, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

General and administrative expenses—In addition to a $1.4 million increase related to the acquisition of 113 properties in 2013 and 2014, the primary reasons for the $4.3 million increase in general and administrative expenses were a $2.3 million increase in transfer agent fee expense and an increase of $1.1 million in consulting expenses related to proxy solicitation and other services, which were all a result of the overall growth of the company. These costs are not directly attributable to the properties we own. These expenses were partially offset by a $0.3 million reduction in distributions related to Class B units.

Acquisition expenses—The $1.5 million decrease in same-center acquisition expenses is primarily due to specific events causing corporate-level expenses to be greater in 2013. In 2013, the acquisition of the remaining ownership interest of our joint venture (the “Joint Venture”) with a group of institutional investors advised by CBRE Global Multi-Manager (the “CBRE Investors”), caused transaction costs to be $0.7 million higher and expenses incurred for acquisitions not occurring until 2014 caused expenses to be $0.8 million higher.

Vesting of Class B units for asset management services—During the year ended December 31, 2014, there were non-cash expenses of $27.9 million incurred for the vesting of 2.8 million issued and unissued Class B units of our operating partnership that were previously issued to PE-NTR and ARC as compensation for asset management services provided from October 1, 2012 through December 3, 2014. The vesting of these units resulted from the termination of the ARC Agreement on December 3, 2014 and the determination that the economic hurdle of at least a 6% investor return had been met, which was calculated upon the termination of the ARC Agreement.

Interest expense, net—The $9.8 million increase in interest expense is primarily comprised of $11.8 million related to debt incurred in connection with the acquisition of 113 properties in 2013 and 2014, along with a $0.6 million increase in the amortization of loan closing costs. These costs were partially offset by a decrease in interest expense in the amount of $1.9 million due to the repayments of principal on certain of our fixed rate mortgage loans associated with 26 properties and a decrease in interest expense in the amount of $1.1 million due to the write-offs of loan closing costs.

We generally expect our revenues and expenses to increase in future years as a result of owning the properties acquired in 2014 for a full year and the acquisition of additional properties. Although we expect our general and administrative expenses to increase, we expect such expenses to decrease as a percentage of our revenues.

Summary of Operating Activities for the Years Ended December 31, 2013 and 2012

(In thousands, except share and per share amounts)				Favorable (Unfavorable) Change
	2013	2012	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$73,165	$17,550	$55,615	$55,470	$145
Property operating expenses	(11,896)	(2,957)	(8,939)	(8,860)	(79)
Real estate tax expenses	(9,658)	(2,055)	(7,603)	(7,551)	(52)
General and administrative expenses	(4,346)	(1,717)	(2,629)	(642)	(1,987)
Acquisition expenses	(18,772)	(3,981)	(14,791)	(14,527)	(264)
Depreciation and amortization	(30,512)	(8,094)	(22,418)	(22,288)	(130)
Interest expense, net	(10,511)	(3,020)	(7,491)	(5,168)	(2,323)
Other income, net	180	1	179	1	178
Net loss	(12,350)	(4,273)	(8,077)	(3,565)	(4,512)
Net (income) loss attributable to noncontrolling interests	(54)	927	(981)	(904)	(77)
Net loss attributable to stockholders	$(12,404)	$(3,346)	$(9,058)	$(4,469)	(4,589)

Net loss per share—basic and diluted	$(0.18)	$(0.51)	$0.33

The Same-Center column above includes the seven properties that were owned and operational for the entire portion of both comparable reporting periods, in addition to corporate-level expenses incurred during the comparable reporting periods. In this section, we will explain significant fluctuations in activity shown in the Same-Center column. We owned 26 properties as of December 31, 2012, and 83 properties as of December 31, 2013. Unless otherwise discussed below, year-to-year comparative differences for the years ended December 31, 2013 and 2012 are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

General and administrative expenses—In addition to a $0.6 million increase related to the acquisition of 76 properties in 2012 and 2013, the primary reasons for the $2.6 million increase in general and administrative expenses were a $0.5 million increase in asset management fees paid by the Joint Venture (but for which the CBRE Investors were responsible under the terms of the prior advisory agreement between the Joint Venture and ARC), a $0.4 million increase in transfer agent fees, and a $0.3 million increase in insurance expense, which were all a result of the overall growth of the company. Although the asset management fees paid by the Joint Venture were funded by the CBRE Investors, such fees are included in our general and administrative expenses due to our consolidation of the Joint Venture.

Interest expense, net—In addition to a $5.2 million increase related to debt incurred in connection with the acquisition of 76 properties in 2012 and 2013, the $7.5 million increase in interest expense is primarily the result of a $1.1 million write off of deferred financing costs for loans that were repaid during 2013 and a $0.7 million increase in deferred financing cost amortization related to our secured credit facility.

Leasing Activity

Below is a summary of leasing activity for the years ended December 31, 2014 and 2013 (dollars in thousands, except per square foot amounts):

	2014	2013
New leases:
Number of leases	148	70
Square footage	276,590	122,403
First-year base rental revenue	$4,512	$1,781
Average rent per square foot	$16.31	$14.55
Renewals:
Number of leases	204	108
Square footage	534,098	267,288
First-year base rental revenue	$9,329	$4,065
Average rent per square foot	$17.47	$15.21
Average rent per square foot prior to renewals	$16.68	$14.75

The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $10.99 per square foot and $7.48 per square foot for the years ended December 31, 2014 and 2013, respectively.

Non-GAAP Measures

Same-Center Net Operating Income

We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues less property operating expenses, real estate taxes, and non-cash revenue items. Same-Center NOI represents the NOI for the 26 properties that were owned for the entire portion of both comparable reporting periods. We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income (loss). Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2012, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.

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

Below is a reconciliation of net loss to Same-Center NOI for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013	Change	% Change
Net loss	$(22,635)	$(12,350)
Adjusted to exclude:
Interest expense, net	20,360	10,511
Other income, net	(766)	(180)
General and administrative expenses	8,632	4,346
Acquisition expenses	17,430	18,772
Vesting of Class B units for asset management services	27,853	—
Depreciation and amortization	79,160	30,512
Net amortization of above- and below-market leases	85	536
Straight-line rental income	(4,303)	(1,995)
NOI	125,816	50,152
Less: NOI from centers excluded from Same-Center	(100,660)	(25,301)
Total Same-Center NOI	$25,156	$24,851	$305	1.2%

Funds from Operations and Modified Funds from Operations

Funds from operations, (“FFO”), is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairment charges, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or are requested or required by lessees for operational purposes in order to maintain the value disclosed. Since real estate values have historically risen or fallen with market conditions, including inflation, changes in interest rates, the business cycle, unemployment and consumer spending, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals. Additionally, we believe it is appropriate to exclude impairment charges from FFO, as these are fair value adjustments that are largely based on market fluctuations and assessments regarding general market conditions, which can change over time. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our targeted portfolio, which will consist primarily of, but is not limited to, necessity-based neighborhood and community shopping centers.

Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations (“MFFO”), which excludes from FFO the following items:

(1) acquisition fees and expenses
(2) straight-line rent amounts, both income and expense;
(3) amortization of above- or below-market intangible lease assets and liabilities;

(4) amortization of discounts and premiums on debt investments;
(5) gains or losses from the early extinguishment of debt;
(6) gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;
(7) gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting;
(8) losses related to the vesting of Class B units issued to PE-NTR and ARC in connection with asset management services provided; and
(9) adjustments related to the above items for joint ventures and noncontrolling interests and unconsolidated entities in the application of equity accounting.

We believe that MFFO is helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods and, in particular, after our acquisition stage is complete, because MFFO excludes acquisition expenses that affect operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. We have funded, and intend to continue to fund, both of these acquisition-related costs from offering proceeds and borrowings and generally not from operations. However, if offering proceeds and borrowings are not available to fund these acquisition-related costs, operational cash flows may be used to fund future acquisition-related costs.

Many of the adjustments in arriving at MFFO are not applicable to us. Nevertheless, as explained below, management’s evaluation of our operating performance may also exclude items considered in the calculation of MFFO based on the following economic considerations.

•
Adjustments for straight-line rents and amortization of discounts and premiums on debt investments. GAAP requires rental receipts and discounts and premiums on debt investments to be recognized using various systematic methodologies. This may result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance. The adjustment to MFFO for straight-line rents, in particular, is made to reflect rent and lease payments from a GAAP accrual basis to a cash basis.

•
Adjustments for amortization of above- or below-market intangible lease assets. Similar to depreciation and amortization of other real estate-related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes ratably over the lease term and should be recognized in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, and the intangible value is not adjusted to reflect these changes, management believes that by excluding these charges, MFFO provides useful supplemental information on the performance of the real estate.

•
Gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting. This item relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in core operating fundamentals rather than changes that may reflect anticipated, but unknown, gains or losses.

•
Adjustment for gains or losses related to early extinguishment of derivatives and debt instruments. Similar to extraordinary items excluded from FFO, these adjustments are not related to continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

•
Adjustment for losses related to the vesting of Class B units issued to PE-NTR and ARC in connection with asset management services provided. Similar to extraordinary items excluded from FFO, this adjustment is nonrecurring and contingent on several factors outside of our control. Furthermore, the expense recognized in 2014 is a cumulative amount related to compensation for asset management services provided by PE-NTR and ARC since October 1, 2012 and does not relate entirely to the current period in which such loss is recognized. Finally, this expense is a non-cash expense and is not related to our ongoing operating performance.

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability of our operating performance after our acquisition stage is completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT (“NTR”) industry, although the particular adjustments we make in calculating MFFO may not be entirely consistent with adjustments made by other NTRs. However, under GAAP, acquisition costs are characterized as operating expenses in determining operating net income (loss). These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. MFFO is useful in comparing the sustainability of our operating performance after our acquisition stage is completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as this measure excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired. All paid and accrued acquisition costs negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase prices of the properties we acquire. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of NTRs that have completed their acquisition activities and have similar operating characteristics as us. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In the event that we do not have sufficient offering proceeds to fund the payment of acquisition fees and the reimbursement of acquisition expenses, such fees and expenses may need to be paid from other sources, including additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Acquisition costs also adversely affect our book value and equity.

The additional items that may be excluded from FFO to determine MFFO are cash flow adjustments made to net income (loss) in calculating the cash flows provided by operating activities. Each of these items is considered an important overall operational factor that affects our long-term operational profitability. These items and any other mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions. While we are responsible for managing interest rate, hedge and foreign exchange risk, we intend to retain an outside consultant to review any hedging agreements that we may enter into in the future. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Neither FFO nor MFFO should be considered as an alternative to net income (loss) or income (loss) from continuing operations under GAAP, nor as an indication of our liquidity, nor is any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition-related costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no current net asset value determination. Additionally, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated. Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements. FFO and MFFO should not be viewed as more prominent measures of performance than our net income or cash flows from operations prepared in accordance with GAAP. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry, and we may have to adjust our calculation and characterization of FFO or MFFO.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations, FFO and MFFO are not relevant to a discussion comparing operations for the periods presented. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

FFO AND MFFO
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Unaudited)
(In thousands, except per share amounts)

				Cumulative Since Inception
	2014	2013	2012
Calculation of FFO
Net loss attributable to stockholders	$(22,635)	$(12,404)	$(3,346)	$(41,496)
Add:
Depreciation and amortization of real estate assets	79,160	30,512	8,094	119,347
Less:
Gain on sale of property	(12)	—		(12)
Noncontrolling interest	—	(5,312)	(3,539)	(8,968)
FFO	$56,513	$12,796	$1,209	$68,871
Calculation of MFFO
FFO	$56,513	$12,796	$1,209	$68,871
Add:
Vesting of Class B units for asset management services	27,853	—	—	27,853
Acquisition expenses	17,430	18,772	3,981	42,401
Net amortization of above- and below-market leases	85	536	395	1,345
Less:
Straight-line rental income	(4,303)	(1,995)	(440)	(6,817)
Amortization of market debt adjustment	(2,480)	(1,235)	(235)	(3,950)
Change in fair value of derivatives	(545)	(128)	—	(673)
Noncontrolling interest	—	236	(615)	(503)
MFFO	$94,553	$28,982	$4,295	$128,527

Earnings per common share - basic and diluted:
Weighted-average common shares outstanding	179,280	70,227	6,509	50,681
Net loss per share	$(0.13)	$(0.18)	$(0.51)	$(0.82)
FFO per share	0.32	0.18	0.19	1.36
MFFO per share	0.53	0.41	0.66	2.54

Liquidity and Capital Resources

General

Our principal demands for funds are for real estate investments and the payment of acquisition expenses, operating expenses, distributions to stockholders, and principal and interest on our outstanding indebtedness. As of December 31, 2014, we had issued approximately 173.8 million shares of common stock in the primary portion of our initial public offering for gross offering proceeds of approximately $1.72 billion. We ceased offering shares in the primary portion of our initial public offering on February 7, 2014, and now only offer shares of common stock under the DRIP. As of December 31, 2014, we had sold 8.8 million shares of common stock under the DRIP for gross offering proceeds of $83.2 million. As of December 31, 2014, we have invested substantially all of the proceeds from our initial public offering in real estate properties and have used the remaining offering proceeds to fund distributions and acquisition expenses. We intend to use our cash on hand, proceeds from debt financing, cash flows generated by our real estate operations, and proceeds from our DRIP as our primary sources of immediate and long-term liquidity, including additional investments in real estate properties.

As of December 31, 2014, we had cash and cash equivalents of $15.6 million. During the year ended December 31, 2014, we had a net cash decrease of $444.6 million.

This net cash decrease was the result of:
•      $715.8 million used in investing activities, which was primarily the result of the 56 property acquisitions, along with capital expenditures of $15.8 million. Partially offsetting these amounts were proceeds from the sale of real estate of $7.3 million and a decrease in restricted cash and investments of $3.1 million;

•
$75.7 million provided by operating activities, largely the result of income generated from operations, offset by depreciation and amortization charges, and a non-cash expense related to the vesting of Class B units. Also included in this total was $17.4 million of real estate acquisition expenses incurred during the period; and

•      $195.5 million provided by financing activities with $291.7 million from the borrowings under our credit facility and $2.5 million of proceeds from issuance of common stock.  Partially offsetting these amounts were distributions paid to our stockholders of $56.6 million, $28.6 million of payments on mortgage loans payable, payments of financing expenses of $7.6 million, $3.3 million in repurchases of common stock, and payments of offering costs of $1.5 million.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash on hand, net cash provided by property operations, DRIP proceeds, and proceeds from secured and unsecured debt financings, including borrowings on our revolving credit facility. Operating cash flows are expected to increase with the additional properties added to our portfolio throughout 2014 and the acquisition of additional properties in 2015.

As of December 31, 2014, we have $642.6 million of contractual debt obligations, representing mortgage loans secured by our real estate assets and our unsecured revolving credit facility, excluding below-market debt adjustments of $7.8 million, net of accumulated amortization.  As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using proceeds from corporate-level debt or cash generated from operations. Of the amount outstanding at December 31, 2014, $59.6 million is for loans which mature in 2015, excluding monthly scheduled principal payments.  As of December 31, 2014, we had access to a $700 million unsecured revolving credit facility, which may be expanded to $1 billion, and had an outstanding principal balance of $291.7 million, from which we may draw funds to pay certain long-term debt obligations as they mature.

For the year ended December 31, 2014, gross distributions of approximately $119.6 million were paid to stockholders, including $63.0 million of distributions reinvested through the DRIP, for net cash distributions of $56.6 million.  On January 2, 2015, gross distributions of approximately $10.4 million were paid, including $5.5 million of distributions reinvested through the DRIP, for net cash distributions of $4.9 million. Distributions were funded by a combination of cash generated from operating activities, proceeds from our primary offering, and debt proceeds.

On November 4, 2014, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2015 through and including January 31, 2015.  Distributions for the month of January were paid on February 2, 2015. On January 27, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing February 1, 2015 through and including February 28, 2015.  Distributions for the month of February were paid on March 2, 2015. The authorized distributions equal an amount of $0.00183562 per share of common stock which equates to a 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders, repurchases of common stock, interest and principal on indebtedness, real estate investments, and the payment of acquisition expenses on properties we may acquire. Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flows from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from debt financings. As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using proceeds from corporate-level debt. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings.

As of December 31, 2014, our leverage ratio was 29.3% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost).

We intend to borrow additional funds in order to acquire additional properties until we reach an approximate 30% to 40% targeted loan-to-value ratio on our portfolio. Such additional borrowings may be in the form of mortgage loan assumptions in connection with the acquisitions of additional properties or draws from our $700 million unsecured revolving credit facility.

The table below summarizes our consolidated indebtedness at December 31, 2014 (dollars in thousands).

	Principal Amount at	Weighted- Average Interest Rate	Weighted- Average Years to Maturity
Debt(1)	December 31, 2014
Fixed rate mortgages payable(2)	$350,922	5.5%	4.4
Unsecured credit facility	291,700	1.5%	3.0
Total	$642,622	3.7%	3.8

(1)	The debt maturity table does not include any below-market debt adjustment, of which $7.8 million, net of accumulated amortization, was outstanding as of December 31, 2014.

(2)
As of December 31, 2014, the interest rate on $11.6 million outstanding under one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10 to the consolidated financial statements).

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

In May 2014, in connection with an acquisition, we assumed an interest rate swap agreement that, in effect, fixes the variable interest rate on $11.6 million of variable-rate mortgage debt at an annual interest rate of 5.22% through June 10, 2018. The swap has not been designated as a cash flow hedge and is recorded at fair value.

Contractual Commitments and Contingencies

Our contractual obligations as of December 31, 2014, were as follows (in thousands):

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations - principal payments	$642,622	$65,885	$104,797	$338,990	$20,857	$4,206	$107,887
Long-term debt obligations - interest payments	83,489	21,936	18,058	11,617	6,230	5,743	19,905
Operating lease obligations	691	63	64	49	30	30	455
Total	$726,803	$87,884	$122,919	$350,655	$27,117	$9,979	$128,247

Our portfolio debt instruments and the unsecured revolving credit facility contain certain covenants and restrictions. The following is a list of restrictive covenants specific to the unsecured revolving credit facility that were deemed significant:

•	limits the ratio of debt to total asset value, as defined, to 60% or less with a surge to 65% following a material acquisition;

•	limits the ratio of unsecured debt to unencumbered asset value, as defined, to 60% or less with a surge to 65% following a material acquisition;

•	limits the ratio of secured debt to total asset value, as defined, to 40% or less with a surge to 45% following a material acquisition;

•	requires the fixed-charge ratio, as defined, to be 1.5 to 1.0 or greater or 1.4 to 1.0 following a material acquisition;

•	requires maintenance of certain minimum tangible net worth balances;

•	requires the mortgage ability ratio, as defined, to be 1.5 to 1.0 or greater or 1.4 to 1.0 following a material acquisition; and

•	limits the ratio of cash dividend payments to FFO, as defined, to be less than 95%.

As of December 31, 2014, we were in compliance with all restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

Distributions

Distributions for the period from January 1, 2013 through January 31, 2013 accrued at an average daily rate of $0.00178082 per share of common stock. Distributions for the period from February 1, 2013 through December 31, 2014 accrued at an average daily rate of $0.00183562 per share of common stock.

Activity related to distributions to our common stockholders for the years ended December 31, 2014 and 2013, is as follows (in thousands):

	2014	2013
Gross distributions paid	$119,562	$38,007
Distributions reinvested through DRIP	62,950	18,706
Net cash distributions	$56,612	$19,301
Net loss attributable to stockholders	(22,635)	(12,404)
Net cash provided by operating activities	75,671	18,540

There were gross distributions of $10.4 million and $9.8 million accrued and payable as of December 31, 2014 and 2013, respectively. To the extent that net cash distributions paid were greater than our cash provided by operating activities for the year ended December 31, 2013, we funded such excess distributions with proceeds from our primary offering and borrowings.

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

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year. However, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Critical Accounting Policies and Estimates

Below is a discussion of our critical accounting policies and estimates. Our accounting policies have been established to conform with GAAP. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets

Depreciation and Amortization—Investments in real estate are carried at cost and depreciated using the straight-line method over the estimated useful lives. Acquisition costs are expensed as incurred. Repair and maintenance costs are charged to expense as incurred, and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	30 years
Building improvements	30 years
Land improvements	15 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures and equipment	5 – 7 years
Intangible lease assets	Remaining term of related lease

Real Estate Acquisition Accounting—In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we record real estate, consisting of land, buildings and improvements, at fair value. We allocate the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities based on their estimated acquisition-date fair values. In addition, ASC 805 requires that acquisition costs be expensed as incurred and restructuring costs generally be expensed in periods subsequent to the acquisition date.

We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis and replacement cost), and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize interest expense until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease.  We also include fixed rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized.  If a tenant has a unilateral option to renew a below-market lease, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized if we determine that the tenant has a financial incentive and wherewithal to exercise such option.

Intangible assets also include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.  Acquired in-place lease value is amortized to depreciation and amortization expense over the average remaining non-cancelable terms of the respective in-place leases. We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.

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

We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate at which we would expect to incur a replacement instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

Impairment of Real Estate and Related Intangible Assets—We monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets as defined by ASC 360, Property, Plant, and Equipment. Particular examples of events and changes in circumstances that could indicate potential impairments are significant decreases in occupancy, rental income, operating income and market values.

Fair Value

Fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability.  Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

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

We recognize gains on sales of real estate pursuant to the provisions of ASC 605-976, Accounting for Sales of Real Estate (“ASC 605-976”). The specific timing of a sale will be measured against various criteria in ASC 605-976 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

Class B Units

We issue to ARC and PE-NTR Class B units of the Operating Partnership as compensation for the asset management services provided by PE-NTR under our current advisory agreement. Previously, we also issued to ARC and PE-NTR Class B units as compensation for the asset management services provided by ARC and PE-NTR under our prior advisory agreement. Our prior advisory agreement was terminated on December 3, 2014 and was replaced with our current advisory agreement.

Under the limited partnership agreement of the Operating Partnership, the Class B units vest, and are no longer subject to forfeiture, at such time as the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle” or the “market condition”); (y) any one of the following occurs: (1) the termination of our advisory agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the advisor under such advisory agreement is still providing advisory services to us (the “service condition”). Such Class B units are forfeited immediately if: (a) the advisory agreement is terminated for cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.

The Class B units have both a market condition and a service condition up to and through a Liquidity Event. A Liquidity Event (“Liquidity Event”) is defined as being the first to occur of the following: (i) a termination without cause (as discussed above), (ii) a listing, or (iii) another liquidity event. Therefore, the vesting of Class B units occurs only upon completion of both the market condition and service condition. Because PE-NTR can be terminated as the advisor without cause before a Liquidity Event occurs, and at such time the market condition and service condition may not be satisfied, the Class B units may be forfeited.  Additionally, if the market condition and service condition had been satisfied and a Liquidity Event had not occurred, ARC or PE-NTR could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved by our independent directors. As a result, we have concluded that the service condition is not probable because of each party’s ability to terminate the current advisory agreement at any time without cause.

Because the satisfaction of the market or service condition is not probable, no expense for services rendered will be recognized unless the market condition or service condition becomes probable. Based on our conclusion of the market condition and service condition not being probable, the Class B Units issued under our current advisory agreement will be treated as unissued for accounting purposes until the market condition and service condition have been achieved.  However, as the Class B unitholders are not required to return the distributions if the Class B units are forfeited before they vest, the distributions paid to ARC and PE-NTR will be treated as expense for services rendered. This expense will be calculated as the product of the number of unvested units issued to date and the stated distribution rate at the time such distribution is authorized.

In connection with the termination of our prior advisory agreement with ARC on December 3, 2014, we evaluated whether the market condition and service condition had been met as of that date and therefore whether the Class B units issued to ARC and PE-NTR for asset management services provided from October 1, 2012 through December 3, 2014 had vested. As part of this evaluation, PE-NTR presented information to our independent directors that illustrated PE-NTR’s belief that the market condition had been met as of December 3, 2014. Our independent directors, along with an independent advisor engaged by the independent directors, reviewed these materials and confirmed PE-NTR’s belief that the market condition had been met as of December 3, 2014. As a result, all Class B units issued to ARC and PE-NTR for asset management services provided pursuant to our prior advisory agreement are deemed to have vested as of December 3, 2014. Despite the vesting of the Class B units, our current advisory agreement with PE-NTR prohibits PE-NTR from exercising any rights it may have to exchange any Class B units for cash or shares of our common stock until the occurrence of a liquidity event for stockholders. Any and all Class B units issued to ARC and PE-NTR for asset management services provided subsequent to December 3, 2014 will remain unvested and subject to forfeiture until the occurrence of the events described above. Please refer to Note 3 to our consolidated financial statements in this annual report for additional information regarding these vested units issued under our prior advisory agreement.

Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.
January 1, 2014 (early adoption elected)
The adoption of this pronouncement may result in property disposals not qualifying for discontinued operations presentation, and thus the results of those disposals will remain in income from continuing operations.

Subsequent Events—Certain events, such as the declaration of distributions and the acquisition of additional properties occurred subsequent to December 31, 2014 through the filing of this annual report. Refer to Note 14 to our consolidated financial statements in this annual report for further explanation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may hedge a portion of our exposure to interest rate fluctuations through the utilization of interest rate swaps or other derivative instruments in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. Because we may use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2014, we were party to an interest rate swap agreement that, in effect, fixed the variable interest rate on $11.6 million of our secured variable-rate mortgage debt at 5.22%.

As of December 31, 2014, we have not fixed the interest rate for $291.7 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows.

We have reviewed the sensitivity of the fair market value of our financial instruments to selected changes in market interest rates. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2014 would result in approximately $2.9 million of additional interest expense. We had no other outstanding interest rate contracts as of December 31, 2014. We had no variable rate debt as of December 31, 2013.

These amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2014, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2014.
Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15-15(f) under the Exchange Act.

Our management has assessed the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the exchange act) at December 31, 2014. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the exchange act) met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting (as defined in Rule 13a-15(f) under the exchange act) as of December 31, 2014.

Internal Control Changes

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.

On March 4, 2015, our board of directors appointed Jennifer L. Robison to serve as our Chief Accounting Officer.

Ms. Robison has served as the Senior Vice President and Chief Accounting Officer of Phillips Edison & Company since July 2014. She previously served as Vice President, Financial Reporting at Ventas, Inc., an S&P 500 company and one of the 10 largest equity REITs in the country, from February 2005 to July 2014. Prior to her time at Ventas, Ms. Robison served as an audit manager at Mountjoy Chilton Medley LLP from September 2003 to February 2005. Ms. Robison began her career at Ernst & Young LLP, serving most recently as assurance manager, and was an employee there from February 1996 to September 2003. She received a bachelor of arts in accounting from Bellarmine University, where she graduated magna cum laude. Ms. Robison is a Certified Public Accountant and a member of the AICPA, Kentucky Society of CPAs, NAREIT and the SEC Professional Group.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our Principal Executive Officer and Principal Financial Officer. Our Code of Ethics may be found at www.grocerycenterREIT1.com.

The other information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

(b)         Exhibits

Ex.	Description
3.1	Fourth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-k filed July 15,2014
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on for 8-k filed August 1, 2014
3.3	Articles of Amendment*
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

4.4	Second Amended and Restated Agreement of Limited Partnership of Phillips Edison - ARC Shopping Center Operating Partnership, L.P., dated December 1, 2014*
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
10.6
Second Amended and Restated Exclusive Dealer Manager Agreement by and between the Company and Realty Capital Securities, LLC dated September 17, 2010 (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed September 17, 2010)

10.7
Amended and Restated Property Management, Leasing and Construction Management Agreement by and among the Company, Phillips Edison - ARC Shopping Center Operating Partnership, L.P. and Phillips Edison & Company, Ltd., dated June 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2014)

10.8	Second Amendment to Credit Agreement and Waiver, dated November 17, 2014, among the Operating Partnership, the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent*
10.9	Advisory Agreement by and between the Company and Phillips Edison NTR LLC, dated December 3, 2014*
21.1	Subsidiaries of the Company*
23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Amended Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2011)
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

* Filed herewith

*
All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Phillips Edison Grocery Center REIT I, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Phillips Edison Grocery Center REIT I, Inc., formerly known as Phillips Edison - ARC Shopping Center REIT Inc., and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phillips Edison Grocery Center REIT I, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 9, 2015

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013
(In thousands, except per share amounts)

	2014	2013
ASSETS
Investment in real estate:
Land and improvements	$675,289	$397,700
Building and improvements	1,305,345	738,374
Acquired intangible lease assets	220,601	122,060
Total investment in real estate assets	2,201,235	1,258,134
Accumulated depreciation and amortization	(126,965)	(43,868)
Total investment in real estate assets, net	2,074,270	1,214,266
Cash and cash equivalents	15,649	460,250
Restricted cash and investments	6,803	9,859
Deferred financing expense, net of accumulated amortization of $5,107 and $1,715, respectively	13,727	10,091
Other assets, net	40,320	27,061
Total assets	$2,150,769	$1,721,527
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$650,462	$200,872
Acquired below market lease intangibles, less accumulated amortization of $7,619 and $2,708, respectively	42,454	20,387
Accounts payable – affiliates	975	1,132
Accounts payable and other liabilities	48,738	29,604
Total liabilities	742,629	251,995
Commitments and contingencies (Note 9)	—	—
Redeemable common stock	29,878	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at
December 31, 2014 and 2013	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 182,131 and 175,595 shares issued and
outstanding at December 31, 2014 and 2013, respectively	1,820	1,756
Additional paid-in capital	1,567,653	1,538,185
Accumulated other comprehensive income	—	690
Accumulated deficit	(213,975)	(71,192)
Total stockholders’ equity	1,355,498	1,469,439
Noncontrolling interests	22,764	93
Total equity	1,378,262	1,469,532
Total liabilities and equity	$2,150,769	$1,721,527

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands, except per share amounts)

	2014	2013	2012
Revenues:
Rental income	$142,216	$56,898	$13,828
Tenant recovery income	44,993	16,048	3,635
Other property income	1,006	219	87
Total revenues	188,215	73,165	17,550
Expenses:
Property operating	32,919	11,896	2,957
Real estate taxes	25,262	9,658	2,055
General and administrative	8,632	4,346	1,717
Acquisition expenses	17,430	18,772	3,981
Vesting of Class B units for asset management services	27,853	—	—
Depreciation and amortization	79,160	30,512	8,094
Total expenses	191,256	75,184	18,804
Other income (expense):
Interest expense, net	(20,360)	(10,511)	(3,020)
Other income, net	766	180	1
Net loss	(22,635)	(12,350)	(4,273)
Net (income) loss attributable to noncontrolling interests	—	(54)	927
Net loss attributable to stockholders	$(22,635)	$(12,404)	$(3,346)
Earnings per common share - basic and diluted:
Net loss per share	$(0.13)	$(0.18)	$(0.51)
Weighted-average common shares outstanding	179,280	70,227	6,509
Comprehensive loss:
Net loss	(22,635)	(12,350)	(4,273)
Other comprehensive income:
Change in unrealized (loss) gain on interest rate swaps, net	(690)	690	—
Comprehensive loss	(23,325)	(11,660)	(4,273)
Comprehensive (income) loss attributable to noncontrolling interests	—	(54)	927
Comprehensive loss attributable to stockholders	$(23,325)	$(11,714)	$(3,346)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2012	2,658	$27	$17,980	$—	$(4,126)	$13,881	$13,304	$27,185
Issuance of common stock	11,008	110	109,372	—	—	109,482	—	109,482
Share repurchases	(4)	—	(35)	—	—	(35)	—	(35)
Dividend reinvestment plan (“DRIP”)	139	1	1,323	—	—	1,324	—	1,324
Contributions from noncontrolling interests	—	—	—	—	—	—	35,560	35,560
Common distributions declared, $0.65 per share	—	—	—	—	(4,248)	(4,248)	—	(4,248)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,322)	(2,322)
Offering costs	—	—	(10,402)	—	—	(10,402)	—	(10,402)
Net loss	—	—	—	—	(3,346)	(3,346)	(927)	(4,273)
Balance at December 31, 2012	13,801	$138	$118,238	$—	$(11,720)	$106,656	$45,615	$152,271
Issuance of common stock	159,909	1,599	1,584,990	—	—	1,586,589	—	1,586,589
Share repurchases	(86)	(1)	(924)	—	—	(925)	—	(925)
DRIP	1,971	20	18,686	—	—	18,706	—	18,706
Change in unrealized gain on interest rate swaps	—	—	—	690	—	690	—	690
Common distributions declared, $0.67 per share	—	—	—	—	(47,068)	(47,068)	—	(47,068)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,231)	(5,231)
Acquisition of noncontrolling interest in
consolidated joint venture	—	—	(16,655)	—	—	(16,655)	(40,345)	(57,000)
Offering costs	—	—	(166,150)	—	—	(166,150)	—	(166,150)
Net (loss) income	—	—	—	—	(12,404)	(12,404)	54	(12,350)
Balance at December 31, 2013	175,595	$1,756	$1,538,185	$690	$(71,192)	$1,469,439	$93	$1,469,532
Issuance of common stock	256	2	2,532	—	—	2,534	—	2,534
Share repurchases	(346)	(4)	(4,912)	—	—	(4,916)	—	(4,916)
Change in redeemable common stock	—	—	(29,878)	—	—	(29,878)	—	(29,878)
DRIP	6,626	66	62,884	—	—	62,950	—	62,950
Change in unrealized loss on interest rate swaps	—	—	—	(690)	—	(690)	—	(690)
Common distributions declared, $0.67 per share	—	—	—	—	(120,148)	(120,148)	—	(120,148)
Issuance of partnership units	—	—	—	—	—	—	23,806	23,806
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,135)	(1,135)
Offering costs	—	—	(1,158)	—	—	(1,158)	—	(1,158)
Net loss	—	—	—	—	(22,635)	(22,635)	—	(22,635)
Balance at December 31, 2014	182,131	$1,820	$1,567,653	$—	$(213,975)	$1,355,498	$22,764	$1,378,262

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,635)	$(12,350)	$(4,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,554	29,242	7,850
Vesting of Class B units for asset management services	27,853	—	—
Net amortization of above- and below-market leases	85	536	395
Amortization of deferred financing expense	3,861	1,932	648
Loss on sale of properties and disposal of real estate assets	23	—	—
Loss on write-off of capitalized leasing commissions and deferred financing expense	112	1,177	—
Change in fair value of derivative	(546)	(128)	—
Straight-line rental income	(4,303)	(1,995)	(440)
Changes in operating assets and liabilities:
Other assets	(16,889)	(12,995)	(2,739)
Accounts payable and other liabilities	11,409	13,015	3,131
Accounts payable – affiliates	147	106	(539)
Net cash provided by operating activities	75,671	18,540	4,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(710,799)	(761,000)	(196,934)
Capital expenditures	(15,805)	(6,413)	(705)
Proceeds from sale of real estate	7,256	—	—
Change in restricted cash and investments	3,056	(8,806)	(839)
Proceeds from sale of derivative	520	—	—
Net cash used in investing activities	(715,772)	(776,219)	(198,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility borrowings	291,700	(36,709)	36,709
Proceeds from mortgages and loans payable	—	—	175,794
Payments on mortgages and loans payable	(28,636)	(78,089)	(140,150)
Payments of deferred financing expenses	(7,566)	(10,377)	(2,832)
Distributions paid, net of DRIP	(56,612)	(19,301)	(2,349)
Repurchases of common stock	(3,323)	(849)	(35)
Proceeds from issuance of common stock	2,534	1,586,589	109,482
Payment of offering costs	(1,462)	(168,758)	(14,643)
Acquisition of noncontrolling interest in consolidated joint venture	—	(57,000)	—
Distributions to noncontrolling interests	(1,135)	(5,231)	(2,406)
Contributions from noncontrolling interests	—	—	35,560
Net cash provided by financing activities	195,500	1,210,275	195,130
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(444,601)	452,596	685
CASH AND CASH EQUIVALENTS:
Beginning of period	460,250	7,654	6,969
End of period	$15,649	$460,250	$7,654
SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$17,808	$7,915	$2,346
Fair value of assumed debt	189,006	157,898	40,101
Assumed interest rate swap	714	—	—
Accrued capital expenditures and deferred financing expenses	3,148	2,209	363
Change in offering costs payable to sponsor(s)	(304)	(2,608)	(4,241)
Change in distributions payable	586	9,061	575
Change in accrued share repurchase obligation	1,593	76	—
Distributions reinvested	62,950	18,706	1,324

See notes to consolidated financial statements.

Phillips Edison Grocery Center REIT I, Inc.
Notes to Consolidated Financial Statements

1. ORGANIZATION

Phillips Edison Grocery Center REIT I, Inc., formerly known as Phillips Edison—ARC Shopping Center REIT Inc., (“we”, the “Company”, “our”, or “us”) was formed as a Maryland corporation on October 13, 2009. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership I, L.P., formerly known as Phillips Edison—ARC Shopping Center Operating Partnership, L.P., (the “Operating Partnership”), a Delaware limited partnership formed on December 3, 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Grocery Center OP GP I LLC, formerly known as Phillips Edison Shopping Center OP GP LLC, is the sole general partner of the Operating Partnership.

Prior to December 3, 2014, our advisor was American Realty Capital II Advisors, LLC (“ARC”), a limited liability company that was organized in the State of Delaware on December 28, 2009 and that is under common control with AR Capital, LLC (the “AR Capital sponsor”). Under the terms of the advisory agreement between ARC and us (the “ARC Agreement”), ARC was responsible for the management of our day-to-day activities and the implementation of our investment strategy. Pursuant to a sub-advisory agreement (the “Sub-advisory Agreement”) between ARC and Phillips Edison NTR LLC (“PE-NTR”), ARC delegated most of its duties under the ARC Agreement, including the management of our day-to-day operations and our portfolio of real estate assets, to PE-NTR. PE-NTR is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Effective December 3, 2014, we terminated the ARC Agreement and entered into an advisory agreement with PE-NTR (the “PE-NTR Agreement”). Under the PE-NTR Agreement, PE-NTR provides the same advisory and asset management services that ARC and PE-NTR provided to us under the ARC Agreement and the Sub-advisory Agreement.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. As of December 31, 2014, we owned fee simple interests in 138 real estate properties, acquired from third parties unaffiliated with us, PE-NTR, or ARC.

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

Partially-Owned Entities—If we determine that we are an owner in a variable-interest entity (“VIE”), and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary. For a partially-owned entity determined not to be a VIE, we analyze rights held by each partner to determine which would be the consolidating party. We will generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity. We will assess our interests in VIEs on an ongoing basis to determine whether or not we are the primary beneficiary. However, we will also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest. If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to the useful lives of assets; recoverable amounts of receivables; initial valuations of tangible and intangible assets and liabilities and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, the valuation and nature of derivatives and their effectiveness as hedges; and other fair value measurement assessments required for the preparation of the consolidated financial statements. Actual results could differ from those estimates.

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

Restricted Cash—Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements.

Organizational and Offering Costs—PE-NTR has paid offering expenses on our behalf. We reimbursed on a monthly basis PE-NTR for those costs it, ARC, or any of their respective affiliates incurred on our behalf but only to the extent that the reimbursement did not exceed 1.5% of gross offering proceeds over the life of the offering or cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. These offering expenses included all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with the offering, including legal, accounting, printing, mailing and filing fees, charges of the escrow holder and transfer agent, reimbursement to ARC and PE-NTR for our portion of the salaries and related employment costs of ARC and PE-NTR’s employees who provided services to us (excluding costs related to employees who provided services for which ARC or PE-NTR, as applicable, receive acquisition or disposition fees), reimbursement to Realty Capital Securities, LLC, the dealer manager (“the Dealer Manager”), for amounts it paid to reimburse the bona fide due diligence expenses of broker-dealers, costs in connection with preparing supplemental sales materials, our costs of conducting bona fide training and education meetings (primarily the travel, meal and lodging costs of our non-registered officers and the non-registered officers of ARC and PE-NTR to attend such meetings), and cost reimbursement for non-registered employees of our affiliates to attend retail seminars conducted by broker-dealers. These offering costs included travel services provided to ARC or PE-NTR by a related party of one or more of the sponsors. Costs associated with the offering were charged against the gross proceeds of the offering.  Organizational costs were expensed as incurred. Effective December 3, 2014, organizational and offering expenses were no longer paid on our behalf as the PE-NTR Agreement does not provide for the reimbursement of such expenses.

Investment in Property and Lease Intangibles—Real estate assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 5-7 years for furniture, fixtures and equipment, 15 years for land improvements and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the years ended December 31, 2014, 2013, and 2012.

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

The fair values of buildings and improvements are determined on an as-if-vacant basis.  The estimated fair value of acquired in-place leases is the cost we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the weighted-average remaining lease terms.

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

We estimate the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the note’s outstanding principal balance is amortized over the life of the mortgage note payable as an adjustment to interest expense.

Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method.

Fair Value Measurement—ASC 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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

Derivative Instruments and Hedging Activities—We use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage such risk. We do not enter into derivative instruments for speculative purposes. The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match, such as notional amounts, settlement dates, reset dates, the calculation period and the LIBOR rate. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.

Changes in fair value as well as net payments or receipts under interest rate swap agreements that do not qualify for hedge accounting treatment are recorded as other income or other expense in the consolidated statements of operations and comprehensive loss.

In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations and comprehensive loss as a component of net loss or as a component of comprehensive income and as a component of stockholders’ equity on the consolidated balance sheets. Although management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity.

Gain on Sale of Assets—We recognize sales of assets only upon the closing of the transaction with the purchaser. We recognize gains on assets sold upon closing if the collectibility of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser, and other profit recognition criteria have been satisfied. We may defer recognition of gains in whole or in part until: (i) the profit is determinable, meaning that the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (ii) the earnings process is virtually complete, meaning that we are not obliged to perform any significant activities after the sale to earn the profit. During the year ended December 31, 2014, we recorded a gain of $12,000 related to the sale of one property. The sale of this property did not qualify for treatment as discontinued operations.

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

We recognize rental income on a straight-line basis over the term of each lease that includes periodic and determinable adjustments to rent. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of other assets, net. Due to the impact of the straight-line adjustments, rental income generally will be greater than the cash collected in the early years and will be less than the cash collected in the later years of a lease. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period in which the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements.

We periodically review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. As of December 31, 2014 and 2013, the bad debt reserve for uncollectible amounts was $1.2 million and $0.2 million, respectively.

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

The tax composition of our distributions declared for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Ordinary Income	16.62%	30.95%
Return of Capital	83.38%	69.05%
Total	100.00%	100.00%

Repurchase of Common Stock—We offer a share repurchase program which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 3). We account for those financial instruments that represent our mandatory obligation to repurchase shares as liabilities to be reported at settlement value. When shares are presented for repurchase, we will reclassify such obligations from redeemable common stock to a liability based upon their respective settlement values.

Under our share repurchase program, the maximum amount of common stock that we may redeem, at the shareholder’s election, during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share redemptions to date. We record amounts that are redeemable under the share repurchase program as redeemable common stock outside of permanent equity in our consolidated balance sheets because redemptions are at the option of the holders and are not solely within our control. At December 31, 2014, there were 3.0 million shares represented in this amount on the consolidated balance sheet. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.

Class B Units—We issue to ARC and PE-NTR Class B units of the Operating Partnership as compensation for the asset management services provided by PE-NTR under our current advisory agreement. Previously, we also issued to ARC and PE-NTR Class B units in connection with the asset management services provided by ARC and PE-NTR under our prior advisory agreement. Our prior advisory agreement was terminated on December 3, 2014 and was replaced with our current advisory agreement.

Under the limited partnership agreement of the Operating Partnership, the Class B units vest, and are no longer subject to forfeiture, at such time as the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle” or the “market condition”); (y) any one of the following occurs: (1) the termination of our advisory agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the advisor under such advisory agreement is still providing advisory services to us (the “service condition”). Such Class B units are forfeited immediately if: (a) the advisory agreement is terminated for cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.

The Class B units have both a market condition and a service condition up to and through a Liquidity Event. A Liquidity Event (“Liquidity Event”) is defined as being the first to occur of the following: (i) a termination without cause (as discussed above), (ii) a listing, or (iii) another liquidity event. Therefore, the vesting of Class B units occurs only upon completion of both the market condition and service condition. Because PE-NTR can be terminated as the advisor without cause before a Liquidity Event occurs, and at such time the market condition and service condition may not be satisfied, the Class B units may be forfeited.  Additionally, if the market condition and service condition had been satisfied and a Liquidity Event had not occurred, ARC or PE-NTR could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved by our independent directors. As a result, we have concluded that the service condition is not probable because of each party’s ability to terminate the current advisory agreement at any time without cause.

Because the satisfaction of the market or service condition is not probable, no expense for services rendered will be recognized unless the market condition or service condition becomes probable. Based on our conclusion of the market condition and service condition not being probable, the Class B Units issued under our current advisory agreement will be treated as unissued for accounting purposes until the market condition and service condition have been achieved.  However, as the Class B unitholders are not required to return the distributions if the Class B units are forfeited before they vest, the distributions paid to ARC and PE-NTR will be treated as expense for services rendered. This expense will be calculated as the product of the number of unvested units issued to date and the stated distribution rate at the time such distribution is authorized.

In connection with the termination of our prior advisory agreement with ARC on December 3, 2014, we evaluated whether the market condition and service condition had been met as of that date and therefore whether the Class B units issued to ARC and PE-NTR for asset management services provided from October 1, 2012 through December 3, 2014 had vested. As part of this evaluation, PE-NTR presented information to our independent directors that illustrated PE-NTR’s belief that the market condition had been met as of December 3, 2014. Our independent directors, along with an independent advisor engaged by the independent directors, reviewed these materials and confirmed PE-NTR’s belief that the market condition had been met as of December 3, 2014. As a result, all Class B units issued to ARC and PE-NTR for asset management services provided pursuant to our prior advisory agreement are deemed to have vested as of December 3, 2014. Despite the vesting of the Class B units, our current advisory agreement with PE-NTR prohibits PE-NTR from exercising any rights it may have to exchange any Class B units for cash or shares of our common stock until the occurrence of a liquidity event for stockholders. Any and all Class B units issued to ARC and PE-NTR for asset management services provided subsequent to December 3, 2014 will remain unvested and subject to forfeiture until the occurrence of the events described above.

Earnings Per Share—We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities (in our case the vested Class B units) according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the sum of distributed earnings to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity. The vested Class B units were excluded from diluted net loss per share computations as their effect would have been antidilutive.

There were 2.8 million vested Class B units of the Operating Partnership outstanding or held by ARC and PE-NTR as of December 31, 2014. There were 0.5 million and zero unvested Class B units outstanding as of December 31, 2013 and 2012, respectively, which had no effect on EPS. The effects on EPS of the two-class method were immaterial to the financial statements as of December 31, 2014.

Segment Reporting—We assess and measure operating results of our properties based on net property operations. We internally evaluate the operating performance of our portfolio of properties and do not differentiate properties by geography, size or type. Each of our investment properties is considered a separate operating segment, and as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any other segment disclosures in 2014.

Noncontrolling Interests—The vested Class B units issued as of December 31, 2014 are classified as noncontrolling interests within permanent equity on our consolidated balance sheets. Please refer to Note 3 for additional information regarding these vested units issued under our prior advisory agreement.

Prior to December 31, 2013, we owned a 54% interest in a joint venture (the “Joint Venture”) with a group of institutional investors advised by CBRE Investors Global Multi Manager (the “CBRE Investors) that owned 20 of our real estate properties. On December 31, 2013, we acquired the 46% interest of the CBRE Investors for a purchase price of $57.0 million. As a result, we owned 100% of the Joint Venture as of December 31, 2013. There is a remaining noncontrolling interest in a subsidiary REIT of the Joint Venture in the form of preferred stock.

Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
The amendments in this update raise the threshold for a property disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.
January 1, 2014 (early adoption elected)
The adoption of this pronouncement may result in property disposals not qualifying for discontinued operations presentation, and thus the results of those disposals will remain in income from continuing operations.

Reclassifications—The following line items on our consolidated balance sheet as of December 31, 2013 were reclassified to conform to the current year presentation:

•
Land improvements were reclassified from building and improvements to the same balance sheet caption as land, changing the current year presentation of this balance sheet caption to land and improvements;

•	Acquired intangible lease assets and the related accumulated amortization were reclassified to be included in the subtotal for total investment in real estate assets, net;

•	Accounts receivable, net of bad debt reserve, prepaid expenses and other, and the derivative asset were each reclassified from their own respective line items to other assets, net; and

•	Accounts payable and accrued and other liabilities were each reclassified from their own respective line items to accounts payable and other liabilities.

The following line items on our consolidated statements of cash flows for the years ended December 31, 2013 and 2012 were reclassified to conform to the current year presentation:

•	The change in accounts receivable and the change in prepaid expenses and other were reclassified to the change in other assets;

•	The change in accounts payable and the change in accrued and other liabilities were reclassified to the change in accounts payable and other liabilities; and

•
Borrowings and repayments on our unsecured credit facility were reclassified from proceeds on mortgages and loans payable and payments on mortgages and loans payable, respectively, to the net change in credit facility borrowings.

3. EQUITY

General—We have the authority to issue a total of 1 billion shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock, $0.01 par value per share. As of December 31, 2014, we had issued 182.6 million shares of common stock generating gross proceeds of $1.8 billion. As of December 31, 2014, there were 182.1 million shares of our common stock outstanding, which is net of 0.5 million shares repurchased from stockholders pursuant to our share repurchase program, and we had issued no shares of preferred stock. The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted a dividend reinvestment plan (the “DRIP”) that allows stockholders to invest distributions in additional shares of our common stock. We continue to offer up to a total of approximately 18.2 million shares of common stock under the DRIP. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our common stock at a purchase price of $9.50 per share. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash.  Distributions reinvested through the DRIP for the years ended December 31, 2014, 2013 and 2012, were $63.0 million, $18.7 million and $1.3 million, respectively.

Share Repurchase Program—Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the stockholders’ original purchase prices paid for the shares being repurchased.

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

The following table presents the activity of the share repurchase program for the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share amounts):

	2014	2013	2012
Shares repurchased	346	86	4
Cost of repurchases	$3,323	$849	$35
Average repurchase price	$9.60	$9.87	$9.36

We record a liability representing our obligation to repurchase shares of common stock submitted for repurchase as of year end but not yet repurchased. Below is a summary of our obligation to repurchase shares of common stock recorded as a component of accounts payable and other liabilities on our consolidated balance sheets as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Shares submitted for repurchase	177	8
Liability recorded	$1,669	$76

Class B Units—Under our prior advisory agreement, in connection with asset management services provided by ARC and PE-NTR, we had issued 2.4 million Class B units to both parties for services performed from October 1, 2012 through September 30, 2014. There were 0.4 million additional unissued units for services provided from October 1, 2014 through December 3, 2014, the date of the termination of our prior advisory agreement, for which we recorded a liability as of December 31, 2014, pending formal approval of the issuance of such units by our board of directors. In connection with the termination of the prior advisory agreement, we determined that the economic hurdle had been met as of that date and that the units issued to ARC and PE-NTR for asset management services provided through December 3, 2014 had vested.

As a result of the vesting of the 2.8 million issued and unissued Class B units, we recognized a non-cash expense of $27.9 million for asset management services provided to us by ARC and PE-NTR. We recorded the expense at fair value based upon the market value of the asset management services that had been provided.

Under the terms of the limited partnership agreement of the Operating Partnership, at any time following the first anniversary of the date of their issuance, the Class B units held by ARC may be redeemed at the election of the holder for cash or, at our option, for shares of our common stock, under the terms of exchange rights agreements to be prepared at a future date. Class B units held by PE-NTR may be redeemed in a similar fashion subsequent to the occurrence of a listing of our common stock or liquidation of our portfolio, provided that a year has passed since the issuance of the Class B Units at such time as the listing of our common stock or the liquidation of our portfolio occurs.

As the form of the redemptions for the vested Class B units is within our control, the Class B units issued as of December 31, 2014 are classified as noncontrolling interests within permanent equity on our consolidated balance sheets. As of December 31, 2014, the fair value of the vested Class B units was $23.8 million (with an additional $4.1 million recorded as a liability related to the unissued units as described above). The unissued units will be recorded as noncontrolling interests during the first quarter of 2015, upon approval of their issuance by our board of directors, which occurred in February 2015. Additionally, as a result of the vesting, the cumulative distributions that had been paid on these Class B units through December 3, 2014 were reclassified from general and administrative expense into noncontrolling interests as distributions to noncontrolling interests.

4. FAIR VALUE MEASUREMENT

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

The following is a summary of discount rates and borrowings as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Discount rates:
Fixed-rate debt	3.40%	4.50%
Secured variable-rate debt	2.48%	N/A
Unsecured variable-rate debt	1.93%	N/A
Borrowings:
Fair value	$665,982	$201,450
Recorded value	650,462	200,872

Derivative instruments—As of December 31, 2014, we were party to one interest rate swap agreement with a notional amount of $11.6 million, assumed as part of an acquisition, which is measured at fair value on a recurring basis. The interest rate swap agreement in effect fixes the variable interest rate of our secured variable-rate mortgage note at an annual interest rate of 5.22% through June 10, 2018.

As of December 31, 2013, we were party to one interest rate swap agreement with a notional amount of $50.0 million that was measured at fair value on a recurring basis. The interest rate swap agreement effectively fixed the variable interest rate of a $50.0 million portion of our unsecured credit facility at 2.10% through December 2017. On February 21, 2014, we sold this interest rate swap to an unaffiliated party.

The fair values of the interest rate swap agreements as of December 31, 2014 and 2013 were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate related observable inputs.  Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2014 and 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we did or could actually realize upon disposition of the financial assets and liabilities previously sold or currently held (see Note 10).

These interest rate swaps were our only financial assets and liabilities that were measured at fair value as of December 31, 2014 and 2013. The value recorded as a component of accounts payable and other liabilities for the interest rate swaps was $0.6 million as of December 31, 2014. The value recorded as a component of other assets, net for the interest rate swaps was $0.8 million as of December 31, 2013.

5. REAL ESTATE ACQUISITIONS

For the year ended December 31, 2014, we acquired 56 grocery-anchored retail centers and one strip center adjacent to a previously acquired grocery-anchored retail center for a combined purchase price of approximately $906.5 million, including $183.5 million of assumed debt with a fair value of $189.0 million.  Additionally, we assumed an interest rate swap agreement valued as a $0.7 million liability at the time of our acquisition of Townfair Shopping Center. The following tables present certain additional information regarding our acquisitions of properties which were deemed individually immaterial when acquired, but are material in the aggregate.

For the years ended December 31, 2014 and 2013, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2014	2013
Land and improvements	$276,615	$283,277
Building and improvements	557,454	554,606
Acquired in-place leases	81,299	84,229
Acquired above-market leases	18,060	13,031
Acquired below-market leases	(26,978)	(17,393)
Total assets and lease liabilities acquired	906,450	917,750
Debt assumed	189,006	157,866
Assumed interest rate swap	714	—
Net assets acquired	$716,730	$759,884

The weighted-average amortization periods for acquired in-place lease, above-market lease, and below-market lease intangibles acquired during the years ended December 31, 2014 and 2013 are as follows (in years):

	2014	2013
Acquired in-place leases	9	5
Acquired above-market leases	10	7
Acquired below-market leases	13	9

The amounts recognized for revenues, acquisition expenses and net loss, recorded during the year of acquisition, related to the operating activities of our material acquisitions are as follows (in thousands):

	For the Year Ended December 31,
	2014	2013
Revenue	$52,248	$37,683
Acquisition expenses	17,407	17,266
Net loss	11,278	9,170

The following unaudited information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2013 and 2014 had been acquired on January 1, 2013 (in thousands, except per share amounts). This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

	For the Year Ended December 31,
(in thousands)	2014	2013
Pro forma revenues	$228,502	$223,812
Pro forma net income (loss) attributable to stockholders	2,547	(3,367)

6. ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Acquired in-place leases	$182,690	$102,192
Acquired above-market leases	37,911	19,868
Total acquired intangible lease assets	220,601	122,060
Accumulated amortization	(43,915)	(14,330)
Net acquired intangible lease assets	$176,686	$107,730

Summarized below is the amortization recorded on the intangible assets for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Acquired in-place leases(1)	$24,697	$8,054	$1,992
Acquired above-market leases(2)	4,996	2,433	1,045
Total	$29,693	$10,487	$3,037
(1) Amortization recorded on acquired in-place leases was included in depreciation and amortization in the consolidated statements of operations.
(2) Amortization recorded on acquired above-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization of the respective acquired intangible lease assets as of December 31, 2014 for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
2015	$29,130	$5,688
2016	26,776	4,782
2017	23,825	3,959
2018	18,632	3,182
2019	13,484	2,435
2020 and thereafter	35,879	8,914
Total	$147,726	$28,960

7. MORTGAGES AND LOANS PAYABLE

As of December 31, 2014 and 2013, we had approximately $350.9 million and $196.1 million, respectively, of outstanding mortgage notes payable, excluding fair value of debt adjustments. Each mortgage note payable is secured by the respective property on which the debt was placed.

As of December 31, 2014, we had access to a $700 million unsecured revolving credit facility, which may be expanded to $1 billion, with a $291.7 million outstanding principal balance from which we may draw funds to pay certain long-term debt obligations as they mature. The interest rate on amounts outstanding under this credit facility is currently LIBOR plus 1.3%. The credit facility matures on December 18, 2017, with two six-month options to extend the maturity to December 18, 2018.

Of the amount outstanding on our mortgage notes and loans payable at December 31, 2014, $59.6 million is for loans that mature in 2015, excluding monthly scheduled principal payments. We intend to repay or refinance any principal balance outstanding on loans maturing in 2015 as they mature. As of December 31, 2014 and 2013, the weighted-average interest rates for all of our mortgage notes and loans payable were 3.7% and 5.6%, respectively.

The table below summarizes our loan assumptions in conjunction with property acquisitions for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Number of properties acquired with loan assumptions	15	14
Carrying value of assumed debt	$183,506	$153,784
Fair value of assumed debt	189,006	157,866

The assumed net below-market debt adjustment will be amortized over the remaining life of the loans, and this amortization is classified as a component of interest expense. The amortization recorded on the assumed below-market debt adjustment was $2.5 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.

The following is a summary of the outstanding principal balances of our debt obligations as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Fixed rate mortgages payable(1)(2)	$350,922	$196,052
Unsecured credit facility - variable rate(3)	291,700	—
Assumed net below-market debt adjustment	7,840	4,820
Total	$650,462	$200,872

(1)
Due to the non-recourse nature of certain mortgages, the assets and liabilities of the following properties are neither available to pay the debts of the consolidated limited liability companies nor constitute obligations of the consolidated limited liability companies:  Baker Hill Center, Broadway Plaza, Publix at Northridge, Kleinwood Center, Murray Landing, Vineyard Center, Sunset Center, Westwoods Shopping Center, Stockbridge Commons, East Burnside Plaza, Fresh Market, Collington Plaza, Stop & Shop Plaza, Arcadia Plaza, Savoy Plaza, Coppell Market Center, Statler Square, Hamilton Village, Waynesboro Plaza, Thompson Valley Towne Center, Lumina Commons, Driftwood Village, and Orchard Square. The outstanding principal balance of these non-recourse mortgages as of December 31, 2014 and 2013 was $252.1 million and $157.8 million, respectively.

(2)
As of December 31, 2014, the interest rate on $11.6 million outstanding under one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10).

(3)
As of December 31, 2014 and 2013, the maximum borrowing capacity of the unsecured credit facility was $700.0 million and $176.7 million, respectively. The gross borrowings under credit facilities were $306.7 million, $146.4 million, and $36.7 million during the years ended December 31, 2014, 2013, and 2012, respectively. The gross payments on credit facilities were $15.0 million, $183.1 million, and zero during the years ended December 31, 2014, 2013, and 2012, respectively.

Below is a listing of our maturity schedule with the respective principal payment obligations (in thousands) and weighted-average interest rates:

	2015	2016	2017	2018	2019	Thereafter	Total
Maturing debt:(1)
Fixed rate mortgages payable(2)(3)	$65,885	$104,797	$47,290	$20,857	$4,206	$107,887	$350,922
Unsecured credit facility - variable rate	—	—	291,700	—	—	—	291,700
Total maturing debt	$65,885	$104,797	$338,990	$20,857	$4,206	$107,887	$642,622

Weighted-average interest rate on debt:
Fixed rate mortgages payable(2)(3)	5.2%	5.7%	5.3%	6.3%	5.8%	5.2%	5.5%
Unsecured credit facility - variable rate	—%	—%	1.5%	—%	—%	—%	1.5%
Total	5.2%	5.7%	2.0%	6.3%	5.8%	5.2%	3.7%

(1)	The debt maturity table does not include any net below-market debt adjustments, of which $7.8 million, net of accumulated amortization, was unamortized as of December 31, 2014.

(2)
As of December 31, 2014, the interest rate on $11.6 million outstanding under one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10).

(3)	All but $6.4 million of the fixed rate debt represents loans assumed as part of certain acquisitions.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Summarized below is the amortization recorded on the below-market lease intangible liabilities for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Acquired below-market leases(1)	$4,911	$1,897	$650

(1) Amortization recorded on acquired below-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization income of the intangible lease liabilities as of December 31, 2014 for each of the five succeeding calendar years and thereafter is as follows (in thousands):

Year	Below-Market Leases
2015	$6,423
2016	5,925
2017	4,993
2018	3,950
2019	3,216
2020 and thereafter	17,947
Total	$42,454

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against us.

Environmental Matters

In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We record liabilities as they arise related to environmental obligations. We have not been notified by any governmental authority of any material non-compliance, liability or other claim, nor are we aware of any other environmental condition that we believe will have a material impact on our consolidated financial statements.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings prior to de-designation.

During the year ended December 31, 2014, we terminated our only designated interest rate swap and accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts resulted in a gain of $690,000 recorded in other income, net, in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014. As a result of the hedged forecasted transaction becoming probable not to occur, the swap was de-designated as a cash flow hedge in February 2014, and changes in fair value of a loss of $326,000 were recorded directly in other income, net during the year ended December 31, 2014. During the year ended December 31, 2013, we accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $6,000 for the year ended December 31, 2013.

As of December 31, 2014, we had no active outstanding interest rate derivatives that were designated as cash flow hedges.

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments are recorded directly in other income, net, and resulted in a loss of $350,000 for the year ended December 31, 2014, including the loss recorded in relation to the aforementioned de-designated swap. We did not have any derivatives that were not designated as hedges during the year ended December 31, 2013.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Loss

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2014 and 2013, respectively (in thousands).

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swap)	2014	2013
Amount of gain recognized in other comprehensive income on derivative	$—	$633
Amount of loss reclassified from accumulated other comprehensive income into interest expense	—	(57)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	690	(48)

Credit risk-related Contingent Features

We have an agreement with our derivative counterparty that contains a provision where if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations.

As of December 31, 2014, the fair value of our derivative was a net liability position including accrued interest, but excluding any adjustment for nonperformance risk related to this agreement. As of December 31, 2014, we have not posted any collateral related to this agreement.

11. RELATED-PARTY TRANSACTIONS

Economic Dependency—We are dependent on PE-NTR, Phillips Edison & Company Ltd. (the “Property Manager”), and their respective affiliates for certain services that are essential to us, asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that PE-NTR, and/or the Property Manager, and their respective affiliates are unable to provide such services, we would be required to find alternative service providers, which could result in higher costs and expenses.

Advisory Agreement—Pursuant to the ARC Agreement, ARC was entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. ARC had entered into a Sub-advisory Agreement with PE-NTR, who managed our day-to-day affairs and our portfolio of real estate investments on behalf of ARC, subject to the board’s supervision and certain major decisions requiring the consent of ARC and PE-NTR. The expenses to be reimbursed to ARC and PE-NTR would be reimbursed in proportion to the amount of expenses incurred on our behalf by ARC and PE-NTR, respectively.

Pursuant to the PE-NTR Agreement effective on December 3, 2014, PE-NTR is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Expenses are to be reimbursed to PE-NTR based on amounts incurred on our behalf by PE-NTR.

Organization and Offering Costs—Under the terms of the ARC Agreement, we were to reimburse, on a monthly basis, ARC, PE-NTR or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they might incur on our behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our primary initial public offering and our DRIP offering.

Summarized below are the organization and offering costs charged by and the costs reimbursed to ARC, PE-NTR, and their affiliates for the years ended December 31, 2014 and 2013, and any related amounts unpaid as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Total Organization and Offering costs charged(1)	$27,104	$26,252
Total Organization and Offering costs reimbursed	27,029	25,873
Total unpaid Organization and Offering costs(1)	$75	$379

(1)	Certain of these cumulative organization and offering costs were charged to us by our former advisor. The net payable of $75 is due to our former advisor as of December 31, 2014.
Acquisition Fee—We paid ARC under the ARC Agreement and we pay PE-NTR under the PE-NTR Agreement an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including any debt attributable to such investments.

Acquisition Expenses—We reimburse PE-NTR for direct expenses incurred related to selecting, evaluating, and acquiring assets on our behalf. During the year ended December 31, 2014, we reimbursed PE-NTR for personnel costs related to due diligence services for assets we acquired during the period.

Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR and ARC equal to: (i) the excess of the product of (x) the cost of our assets multiplied by (y) 0.25%; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter net of the selling commissions and dealer manager fees payable on shares of our common stock in our initial public offering.

ARC and PE-NTR are entitled to receive distributions on the vested and unvested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that ARC, PE-NTR and their affiliates may receive from us. During the year ended December 31, 2014, the Operating Partnership issued 1.8 million Class B units to ARC and PE-NTR under the ARC Agreement for the asset management services performed by ARC and PE-NTR during the period from October 1, 2013 to September 30, 2014.

On December 3, 2014, we terminated our advisory agreement with ARC. As a result, 2.8 million Class B units vested, which includes the Class B units referred to in the preceding paragraph. These units vested upon our determination that the requisite economic hurdle had been met on the same date. Such economic hurdle required that the value of the Operating Partnership’s assets plus all distributions made equaled or exceeded the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon.

We continue to issue Class B units to PE-NTR and ARC in connection with the asset management services provided by PE-NTR under our current advisory agreement. Such Class B units will not vest until the economic hurdle is met in conjunction with (i) a termination of the advisory agreement by our independent directors without cause, (ii) a listing event, or (iii) a liquidity event; provided that PE-NTR serves as our advisor at the time of any of the foregoing events.

Financing Fee—We paid ARC under the ARC Agreement and we pay PE-NTR under the PE-NTR Agreement a financing fee equal to 0.75% of all amounts made available under any loan or line of credit.

Disposition Fee—We paid ARC under the ARC Agreement and we pay PE-NTR under the PE-NTR Agreement for substantial assistance by ARC, PE-NTR or any of their affiliates in connection with the sale of properties or other investments, 2.0% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors will determine whether ARC, PE-NTR or its respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes ARC, PE-NTR or its respective affiliates’ preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by ARC, PE-NTR in connection with a sale. However, if we sold an asset to an affiliate, our organizational documents would prohibit us from paying ARC, PE-NTR or its respective affiliates a disposition fee. As of December 31, 2014, we had sold one property for which we were charged a disposition fee, which is classified as a component of other income, net on the consolidated statement of operations and comprehensive loss.

General and Administrative Expenses—As of December 31, 2014 and 2013, we owed PE-NTR $26,000 and $85,000, respectively, for general and administrative expenses paid on our behalf. As of December 31, 2014, PE-NTR has not allocated any portion of its employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to ARC and PE-NTR, except for organization and offering costs and general and administrative expenses, which we disclose above, for the years ended December 31, 2014, 2013, and 2012, and any related amounts unpaid as of December 31, 2014 and 2013 (in thousands):

	For the Year Ended			Unpaid Amount as of
	December 31,			December 31,
	2014	2013	2012	2014	2013
Acquisition fees	$9,011	$10,095	$1,705	$—	$—
Acquisition expenses	1,074	—	—	—	—
Asset management fees(1)	27,853	999	697	—	—
Class B unit distribution(2)	965	154	—	135	30
Financing fees	4,001	5,581	816	—	—
Disposition fees	129	—	—	—	—

(1)
For the year ended December 31, 2014, these fees were related to the vesting of 2.8 million Class B units issued by the Operating Partnership in connection with asset management services provided by PE-NTR and ARC. For the years ended December 31, 2013 and 2012, these fees were paid by a group of institutional investors advised by CBRE Global Multi-Manager (the “CBRE Investors”) pursuant to the advisory agreement between our joint venture with the CBRE Investors and ARC.

(2)	Represents the distributions paid to ARC and PE-NTR as holders of Class B units of the Operating Partnership.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership may pay to Phillips Edison Special Limited Partner LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to stockholders of a 7.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders.  ARC has a 15.0% interest and PE-NTR has an 85.0% interest in the Special Limited Partner.

Subordinated Incentive Listing Distribution—The Operating Partnership may pay to the Special Limited Partner a subordinated incentive listing distribution upon the listing of our common stock on a national securities exchange. Such incentive listing distribution is equal to15.0% of the amount by which the market value of all of our issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders.

Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution. No subordinated incentive listing distribution has been earned to date.

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of our advisory agreement with PE-NTR, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the value of our assets owned at the time of such termination or non-renewal plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders.  In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or a liquidity event occurs. No such termination has occurred to date.

Property Manager—All of our real properties are managed and leased by the Property Manager. The Property Manager is wholly owned by our Phillips Edison sponsor. The Property Manager also manages real properties acquired by the Phillips Edison affiliates or other third parties.

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

The Property Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by PE-NTR or certain of its affiliates. The Property Manager also directs the purchase of equipment and supplies and will supervise all maintenance activity.

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the years ended December 31, 2014, 2013 and 2012, and any related amounts unpaid as of December 31, 2014 and 2013 (in thousands):

				Unpaid Amount as of
	For the Year Ended December 31,			December 31,	December 31,
	2014	2013	2012	2014	2013
Property management fees	$7,245	$3,011	$756	$474	$418
Leasing commissions	3,561	1,239	302	191	80
Construction management fees	692	293	41	73	50
Other fees and reimbursements	2,328	684	191	—	89
Total	$13,826	$5,227	$1,290	$738	$637

Dealer Manager—The Dealer Manager for the primary portion of our initial public offering is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Dealer Manager is a subsidiary of an entity which is under common control with our AR Capital sponsor and provided certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under the primary portion of our initial public offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager was generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering. The Dealer Manager typically reallowed 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers. Our agreement with the Dealer Manager terminated by its terms in connection with the close of our primary offering on February 7, 2014.

Summarized below are the fees earned by the Dealer Manager for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Selling commissions	$157	$100,148	$7,880
Selling commissions reallowed	157	100,148	7,880
Dealer manager fees	72	46,981	2,552
Dealer manager fees reallowed	29	17,116	767

Share Purchases by PE-NTR—PE-NTR agreed to purchase on a monthly basis sufficient shares sold in our public offering such that the total shares owned by PE-NTR was equal to at least 0.10% of our outstanding shares (excluding shares issued after the commencement of, and outside of, the initial public offering) at the end of each immediately preceding month. PE-NTR purchased shares at a purchase price of $9.00 per share, reflecting no dealer manager fee or selling commissions paid on such shares.

As of December 31, 2014, PE-NTR owned 176,509 shares of our common stock, or approximately 0.10% of our outstanding common stock issued during our initial public offering period, which closed on February 7, 2014.  PE-NTR may not sell any of these shares while serving as our advisor.

12. OPERATING LEASES

The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at December 31, 2014, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
2015	$163,969
2016	150,654
2017	134,588
2018	116,821
2019	94,625
2020 and thereafter	419,014
Total	$1,079,671

No single tenant comprised 10% or more of our aggregate annualized effective rent as of December 31, 2014.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2014
	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenue	$35,677	$43,914	$50,031	$58,593
Net (loss) income attributable to stockholders	(423)	(1,879)	2,143	(22,476)
Net (loss) income per share - basic and diluted	(0.00)	(0.01)	0.01	(0.13)

	2013
	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenue	$11,237	$15,164	$20,144	$26,620
Net loss attributable to stockholders	(2,848)	(1,993)	(1,408)	(6,155)
Net loss per share - basic and diluted	(0.16)	(0.05)	(0.02)	(0.05)

14. SUBSEQUENT EVENTS

Distributions

Distributions equal to a daily amount of $0.00183562 per share of common stock outstanding were paid subsequent to December 31, 2014 to the stockholders of record from December 1, 2014 through February 28, 2015 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
December 1, 2014 through December 31, 2014	1/2/2015	$10,364	$5,444	$4,921
January 1, 2015 through January 31, 2015	2/2/2015	10,395	5,448	4,948
February 1, 2015 through February 28, 2015	3/2/2015	9,405	4,912	4,493

On January 27, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing March 1, 2015 through and including March 31, 2015. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. We expect to pay these distributions on April 1, 2015. On March 4, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing April 1, 2015 through and including April 30, 2015. The authorized distributions equal an amount of $0.00183562 per share of common stock, par value $0.01 per share. We expect to pay these distributions on May 1, 2015. This equates to an approximate 6.70% annualized yield when calculated on a $10.00 per share purchase price. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Acquisitions

Subsequent to December 31, 2014, we acquired a 100% ownership interest in the following properties (dollars in thousands):

Property Name	Location	Anchor	Acquisition Date	Purchase Price	Square Footage	Leased % Rentable Square Feet at Acquisition
Nor’Wood Shopping Center	Colorado Springs, CO	Albertson’s	1/8/2015	$12,975	75,923	86.7%
Sunburst Plaza Shopping Center	Glendale, AZ	Fry’s Food and Drug	2/11/2015	9,300	102,087	88.3%
Rivermont Station	Alpharetta, GA	Kroger	2/27/2015	10,900	90,267	91.1%
The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisitions of the aforementioned properties have not been presented as the initial accounting for these acquisitions was incomplete at the time this Annual Report on Form 10-K was filed with the SEC. The initial accounting was incomplete due to the late closing dates of the acquisitions.

Appointment of Chief Accounting Officer

On March 4, 2015, our board of directors appointed Jennifer L. Robison to serve as our Chief Accounting Officer.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2014
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Date Constructed/ Renovated	Date Acquired
Lakeside Plaza	Salem, VA	$—	$3,344	$5,247	$135	$3,397	$5,329	$8,726	$1,432	1988	12/10/2010
Snow View Plaza	Parma, OH	—	4,104	6,432	358	4,219	6,675	10,894	1,946	1981/2008	12/15/2010
St. Charles Plaza	Haines City, FL	—	4,090	4,399	70	4,099	4,460	8,559	1,301	2007	6/10/2011
Centerpoint	Easley, SC	—	2,404	4,361	341	2,427	4,679	7,106	820	2002	10/14/2011
Southampton Village	Tyrone, GA	—	2,670	5,176	337	2,757	5,426	8,183	1,059	2003	10/14/2011
Burwood Village Center	Glen Burnie, MD	—	5,447	10,167	84	5,497	10,201	15,698	1,984	1971	11/9/2011
Cureton Town Center	Waxhaw, NC	—	6,569	6,197	270	6,585	6,451	13,036	1,429	2006	12/29/2011
Tramway Crossing	Sanford, NC	—	2,016	3,070	104	2,038	3,152	5,190	844	1996/2000	2/23/2012
Westin Centre	Fayetteville, NC	—	2,190	3,499	49	2,197	3,541	5,738	980	1996/1999	2/23/2012
The Village at Glynn Place	Brunswick, GA	—	5,202	6,095	187	5,232	6,252	11,484	1,482	1996	4/27/2012
Meadowthorpe Shopping Center	Lexington, KY	—	4,093	4,185	213	4,133	4,358	8,491	1,048	1989/2008	5/9/2012
New Windsor Marketplace	Windsor, CO	—	3,867	1,329	159	3,907	1,448	5,355	392	2003	5/9/2012
Vine Street Square	Kissimmee, FL	—	7,049	5,618	197	7,058	5,806	12,864	1,289	1996/2011	6/4/2012
Northtowne Square	Gibsonia, PA	6,339	2,844	7,210	266	2,926	7,394	10,320	1,530	1993	6/19/2012
Brentwood Commons	Bensenville, IL	—	6,106	8,025	162	6,123	8,170	14,293	1,529	1981/2001	7/5/2012
Sidney Towne Center	Sidney, OH	—	1,430	3,802	399	1,556	4,075	5,631	737	1981/2007	8/2/2012
Broadway Plaza	Tucson, AZ	6,689	4,979	7,169	358	5,214	7,292	12,506	1,138	1982-1995	8/13/2012
Richmond Plaza	Augusta, GA	—	7,157	11,244	415	7,262	11,554	18,816	1,716	1980/2009	8/30/2012
Publix at Northridge	Sarasota, FL	9,606	5,671	5,632	109	5,695	5,717	11,412	776	2003	8/30/2012
Baker Hill Center	Glen Ellyn, IL	—	7,068	13,737	150	7,118	13,837	20,955	1,664	1998	9/6/2012
New Prague Commons	New Prague, MN	—	3,248	6,605	46	3,260	6,639	9,899	791	2008	10/12/2012
Brook Park Plaza	Brook Park, OH	2,754	2,545	7,594	344	2,599	7,884	10,483	936	2001	10/23/2012
Heron Creek Towne Center	North Port, FL	—	4,062	4,082	254	4,070	4,328	8,398	549	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster, CA	—	6,352	13,529	33	6,372	13,542	19,914	1,436	1991/2012	12/26/2012
Hilfiker Square	Salem, OR	—	2,455	4,750	17	2,466	4,756	7,222	434	1984/2011	12/28/2012
Village One Plaza	Modesto, CA	—	5,166	18,752	85	5,208	18,795	24,003	1,532	2007	12/28/2012
Butler Creek	Acworth, GA	—	3,925	6,129	304	4,170	6,188	10,358	728	1989	1/15/2013
Fairview Oaks	Ellenwood, GA	—	3,563	5,266	96	3,594	5,331	8,925	613	1996	1/15/2013
Grassland Crossing	Alpharetta, GA	—	3,680	5,791	524	3,702	6,293	9,995	655	1996	1/15/2013
Hamilton Ridge	Buford, GA	—	4,054	7,168	252	4,076	7,398	11,474	781	2002	1/15/2013
Mableton Crossing	Mableton, GA	—	4,426	6,413	153	4,503	6,489	10,992	768	1997	1/15/2013
The Shops at Westridge	McDonough, GA	—	2,788	3,901	209	2,788	4,110	6,898	449	2006	1/15/2013
Fairlawn Town Centre	Fairlawn, OH	—	10,397	29,005	1,233	10,578	30,057	40,635	3,135	1962/1996	1/30/2013
Macland Pointe	Marietta, GA	—	3,450	5,364	465	3,615	5,664	9,279	655	1992	2/13/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2014
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Date Constructed/ Renovated	Date Acquired
Murray Landing	Irmo, SC	$6,330	2,927	6,856	41	2,960	6,864	9,824	617	2003	3/21/2013
Vineyard Center	Tallahassee, FL	6,600	2,761	4,221	75	2,801	4,256	7,057	405	2002	3/21/2013
Kleinwood Center	Spring, TX	23,640	11,477	18,954	459	11,540	19,350	30,890	1,721	2003	3/21/2013
Lutz Lake Crossing	Lutz, FL	—	2,636	6,601	162	2,636	6,763	9,399	535	2002	4/4/2013
Publix at Seven Hills	Spring Hill, FL	—	2,171	5,642	177	2,306	5,684	7,990	492	1991/2006	4/4/2013
Hartville Centre	Hartville, OH	—	2,069	3,692	792	2,153	4,400	6,553	387	1988/2008	4/23/2013
Sunset Center	Corvallis, OR	17,396	7,933	14,939	87	7,940	15,019	22,959	1,137	1998/2000	5/31/2013
Savage Town Square	Savage, MN	—	4,106	9,409	48	4,146	9,417	13,563	700	2003	6/19/2013
Northcross	Austin, TX	—	30,725	25,627	263	30,790	25,825	56,615	1,831	1975/2006/2010	6/24/2013
Glenwood Crossing	Kenosha, WI	—	1,872	9,914	130	1,905	10,011	11,916	623	1992	6/27/2013
Pavilions at San Mateo	Albuquerque, NM	—	6,471	18,725	190	6,534	18,852	25,386	1,275	1997	6/27/2013
Shiloh Square	Kennesaw, GA	—	4,685	8,728	452	4,708	9,157	13,865	634	1996/2003	6/27/2013
Boronda Plaza	Salinas, CA	—	9,027	11,870	73	9,059	11,911	20,970	801	2003/2006	7/3/2013
Rivergate	Macon, GA	—	6,773	22,841	639	6,859	23,394	30,253	1,354	1990/2005	7/18/2013
Westwoods Shopping Center	Arvada, CO	8,800	3,706	11,115	116	3,755	11,182	14,937	717	2003	8/8/2013
Paradise Crossing	Lithia Springs, GA	—	2,204	6,064	109	2,270	6,107	8,377	418	2000	8/13/2013
Contra Loma Plaza	Antioch, CA	—	2,846	3,926	723	2,968	4,527	7,495	229	1989	8/19/2013
South Oaks Plaza	St. Louis, MO	—	1,938	6,634	111	2,009	6,674	8,683	407	1969/1987	8/21/2013
Yorktown Centre	Erie, PA	—	3,736	15,395	221	3,860	15,492	19,352	1,116	1989/2013	8/30/2013
Stockbridge Commons	Fort Mill, SC	9,792	4,818	9,281	176	4,916	9,359	14,275	598	2003/2012	9/3/2013
Dyer Crossing	Dyer, IN	10,461	6,017	10,214	55	6,049	10,237	16,286	655	2004/2005	9/4/2013
East Burnside Plaza	Portland, OR	6,295	2,484	5,422	17	2,494	5,429	7,923	270	1955/1999	9/12/2013
Red Maple Village	Tracy, CA	—	9,250	19,466	288	9,306	19,698	29,004	956	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor, FL	—	2,335	7,918	88	2,335	8,006	10,341	432	2010	9/25/2013
CitiCentre Plaza	Carroll, IA	—	770	2,530	69	837	2,532	3,369	170	1991/1995	10/2/2013
Duck Creek Plaza	Bettendorf, IA	—	4,611	13,007	464	4,719	13,363	18,082	718	2005/2006	10/8/2013
Cahill Plaza	Inver Grove Heights, MN	—	2,587	5,113	184	2,663	5,221	7,884	313	1995	10/9/2013
Pioneer Plaza	Springfield, OR	—	4,948	5,680	250	5,016	5,862	10,878	322	1989/2008	10/18/2013
Fresh Market	Normal, IL	5,579	2,343	8,790	32	2,376	8,789	11,165	435	2002	10/22/2013
Courthouse Marketplace	Virginia Beach, VA	—	6,131	8,061	393	6,266	8,319	14,585	438	2005	10/25/2013
Hastings Marketplace	Hastings, MN	—	3,980	10,044	194	4,043	10,175	14,218	556	2002	11/6/2013
Shoppes of Paradise Lakes	Miami, FL	5,866	5,811	6,019	113	5,831	6,112	11,943	368	1999	11/7/2013
Coquina Plaza	Davie, FL	7,182	9,458	11,770	30	9,476	11,782	21,258	624	1998	11/7/2013
Butler’s Crossing	Watkinsville, GA	—	1,338	6,682	236	1,368	6,888	8,256	380	1997	11/7/2013
Lakewood Plaza	Spring Hill, FL	—	4,495	10,028	196	4,495	10,224	14,719	623	1993/1997	11/7/2013
Collington Plaza	Bowie, MD	23,888	12,207	15,142	127	12,246	15,230	27,476	717	1996	11/21/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2014
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Date Constructed/ Renovated	Date Acquired
Golden Town Center	Golden, CO	—	7,066	10,166	211	7,198	10,245	17,443	566	1993/2003	11/22/2013
Northstar Marketplace	Ramsey, MN	—	2,810	9,204	169	2,843	9,340	12,183	475	2004	11/27/2013
Bear Creek Plaza	Petoskey, MI	—	5,677	17,611	9	5,683	17,614	23,297	847	1998/2009	12/19/2013
Flag City Station	Findlay, OH	—	4,685	9,630	97	4,695	9,717	14,412	521	1992	12/19/2013
Southern Hills Crossing	Moraine, OH	—	778	1,481	16	778	1,497	2,275	91	2002	12/19/2013
Sulphur Grove	Huber Heights, OH	—	553	2,142	16	558	2,153	2,711	93	2004	12/19/2013
East Side Square	Springfield, OH	—	394	963	6	394	969	1,363	55	2007	12/19/2013
Hoke Crossing	Clayton, OH	—	481	1,059	6	481	1,065	1,546	58	2006	12/19/2013
Town & Country Shopping Center	Noblesville, IN	—	7,360	16,269	1	7,361	16,269	23,630	850	1998	12/19/2013
Sterling Pointe Center	Lincoln, CA	—	7,038	20,822	309	7,169	21,000	28,169	787	2004	12/20/2013
Southgate Shopping Center	Des Moines, IA	—	2,434	8,357	144	2,519	8,416	10,935	416	1972/2013	12/20/2013
Arcadia Plaza	Phoenix, AZ	—	5,774	6,904	140	5,793	7,025	12,818	331	1980	12/30/2013
Stop & Shop Plaza	Enfield, CT	13,157	8,892	15,028	116	8,993	15,043	24,036	718	1988	12/30/2013
Fairacres Shopping Center	Oshkosh, WI	—	3,542	5,190	126	3,593	5,265	8,858	296	1992/2013	1/21/2014
Savoy Plaza	Savoy, IL	14,144	4,304	10,895	79	4,346	10,932	15,278	512	1999/2007	1/31/2014
The Shops of Uptown	Park Ridge, IL	—	7,744	16,884	29	7,763	16,894	24,657	574	2006	2/25/2014
Chapel Hill North	Chapel Hill, NC	7,744	4,776	10,190	146	4,837	10,275	15,112	428	1998	2/28/2014
Winchester Gateway	Winchester, VA	22,711	9,342	23,468	45	9,350	23,505	32,855	850	2006	3/5/2014
Stonewall Plaza	Winchester, VA	14,029	7,929	16,642	122	7,929	16,764	24,693	602	2007	3/5/2014
Coppell Market Center	Coppell, TX	13,003	4,869	12,237	12	4,877	12,241	17,118	440	2008	3/5/2014
Harrison Pointe	Cary, NC	—	10,006	11,208	55	10,055	11,214	21,269	577	2002	3/11/2014
Town Fair Center	Louisville, KY	—	8,108	14,411	135	8,163	14,491	22,654	618	1988/1994	3/12/2014
Villages at Eagles Landing	Stockbridge, GA	2,844	2,824	5,515	121	2,865	5,595	8,460	290	1995	3/13/2014
Towne Centre at Wesley Chapel	Wesley Chapel, FL	—	2,465	5,554	50	2,465	5,604	8,069	226	2000	3/14/2014
Dean Taylor Crossing	Suwanee, GA	—	3,903	8,192	106	3,944	8,257	12,201	367	2000	3/14/2014
Champions Gate Village	Davenport, FL	—	1,813	6,060	62	1,826	6,109	7,935	259	2001	3/14/2014
Goolsby Pointe	Riverview, FL	—	4,131	5,341	91	4,145	5,418	9,563	244	2000	3/14/2014
Statler Square	Staunton, VA	8,113	4,108	9,072	410	4,373	9,217	13,590	352	1989	3/21/2014
Burbank Plaza	Burbank, IL	—	2,971	4,546	—	2,971	4,546	7,517	297	1972/1995	3/25/2014
Hamilton Village	Chattanooga, TN	26,851	12,682	19,102	643	12,750	19,677	32,427	787	1989	4/3/2014
Waynesboro Plaza	Waynesboro, VA	11,619	5,597	8,334	73	5,632	8,372	14,004	288	2005	4/30/2014
Southwest Marketplace	Las Vegas, NV	—	16,019	11,270	59	16,019	11,329	27,348	407	2007/2009	5/5/2014
Hampton Village	Taylors, SC	—	5,456	7,254	433	5,624	7,519	13,143	251	1998	5/21/2014
Central Station	Louisville , KY	—	6,144	6,931	885	6,215	7,745	13,960	220	2005/2007	5/23/2014
Kirkwood Market Place	Houston, TX	—	5,786	9,697	87	5,833	9,737	15,570	250	1979/2008	5/23/2014
Fairview Plaza	New Cumberland, PA	—	2,787	8,500	138	2,850	8,575	11,425	219	1992/1999	5/27/2014

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2014
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total(3)	Accumulated Depreciation(4)	Date Constructed/ Renovated	Date Acquired
Broadway Promenade	Sarasota, FL	—	3,832	6,795	15	3,832	6,810	10,642	172	2007	5/28/2014
Townfair Shopping Center	Indiana, PA	15,344	7,007	13,233	101	7,063	13,278	20,341	370	1995/2002/2010	5/29/2014
Deerwood Lake Commons	Jacksonville, FL	—	2,198	8,878	76	2,198	8,954	11,152	222	2003	5/29/2014
Heath Brook Commons	Ocala, FL	—	3,470	8,353	68	3,470	8,421	11,891	220	2002	5/29/2014
Park View Square	Miramar, FL	—	5,701	9,303	28	5,701	9,331	15,032	244	2003	5/29/2014
St. Johns Commons	Jacksonville, FL	—	1,599	10,387	58	1,615	10,429	12,044	259	2003	5/29/2014
West Creek Commons	Coconut Creek, FL	—	3,946	6,579	20	3,946	6,599	10,545	167	2003	5/29/2014
Lovejoy Village	Jonesboro, GA	—	1,296	7,029	104	1,321	7,108	8,429	175	2001	6/3/2014
The Orchards	Yakima, WA	—	5,425	8,743	51	5,444	8,775	14,219	238	2002	6/3/2014
Hannaford	Waltham, MA	—	4,614	7,903	49	4,654	7,912	12,566	161	1950/1993	6/23/2014
Shaw’s Plaza Easton	Easton, MA	—	5,520	7,173	78	5,560	7,211	12,771	182	1984/2004	6/23/2014
Shaw’s Plaza Hanover	Hanover, MA	—	2,826	5,314	9	2,825	5,324	8,149	122	1994	6/23/2014
Cushing Plaza	Cohasset, MA	—	5,752	14,796	64	5,793	14,819	20,612	293	1997	6/23/2014
Lynnwood Place	Jackson, TN	—	3,341	4,826	781	3,391	5,557	8,948	122	1986/2013	7/28/2014
Foothills Shopping Center	Lakewood, CO	—	1,479	2,611	200	1,641	2,649	4,290	61	1984	7/31/2014
Battle Ridge Pavilion	Marietta, GA	—	3,124	9,866	79	3,177	9,892	13,069	188	1999	8/1/2014
Thompson Valley Towne Center	Loveland, CO	7,271	4,415	15,947	337	4,440	16,259	20,699	299	1999	8/1/2014
Lumina Commons	Wilmington, NC	9,241	2,006	11,250	69	2,038	11,287	13,325	183	1974/2007	8/4/2014
Driftwood Village	Ontario, CA	17,000	6,811	12,993	134	6,835	13,103	19,938	253	1985	8/7/2014
French Golden Gate	Bartow, FL	3,558	2,599	12,877	180	2,615	13,041	15,656	165	1960/2011	8/28/2014
Orchard Square	Washington Township, MI	7,076	1,361	11,550	68	1,361	11,618	12,979	170	1999	9/8/2014
Trader Joe’s Center	Dublin, OH	—	2,338	7,922	32	2,371	7,921	10,292	124	1986	9/11/2014
Palmetto Pavilion	North Charleston, SC	—	2,509	8,526	234	2,724	8,545	11,269	121	2003	9/11/2014
Five Town Plaza	Springfield, MA	—	8,912	19,635	68	8,919	19,696	28,615	265	1970/2013	9/24/2014
Beavercreek Towne Center	Beavercreek, OH	—	14,055	30,799	926	14,055	31,725	45,780	267	1994	10/24/2014
Fairfield Crossing	Beavercreek, OH	—	3,571	10,026	—	3,571	10,026	13,597	77	1994	10/24/2014
Grayson Village	Loganville, GA	—	3,952	5,620	26	3,952	5,646	9,598	66	2002	10/24/2014
The Fresh Market Commons	Pawleys Island, SC	—	2,442	4,941	—	2,442	4,941	7,383	40	2011	10/28/2014
Claremont Village	Everett, WA	—	5,511	10,544	—	5,511	10,544	16,055	83	1994/2012	11/6/2014
Juan Tabo Plaza	Albuquerque, NM	—	2,466	4,568	56	2,493	4,597	7,090	47	1989	11/12/2014
Cherry Hill Marketplace	Westland, MI	—	4,641	10,139	—	4,641	10,139	14,780	—	1992/2000	12/17/2014
The Shoppes at Ardrey Kell	Charlotte, NC	—	6,724	8,152	—	6,724	8,152	14,876	—	2008	12/17/2014
Totals		$350,922	$668,748	$1,286,670	$25,216	$675,289	$1,305,345	$1,980,634	$83,050
(1) The initial cost to us represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(2) The aggregate cost of real estate owned at December 31, 2014.

(3) Reconciliation of real estate owned:

	2014	2013
Balance at January 1	$1,136,074	$291,175
Additions during the year:
Real estate acquisitions	834,069	837,881
Net additions to/improvements of real estate	17,080	7,018
Deductions during the year:
Real estate dispositions	(6,589)	—
Balance at December 31	$1,980,634	$1,136,074
(4) Reconciliation of accumulated depreciation:

	2014	2013
Balance at January 1	$29,538	$7,317
Additions during the year:
Depreciation expense	53,657	22,221
Deductions during the year:
Accumulated depreciation of real estate dispositions	(145)	—
Balance at December 31	$83,050	$29,538

* * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of March 2015.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2015
Jeffrey S. Edison

/s/ DEVIN I. MURPHY	Chief Financial Officer (Principal Financial Officer)	March 9, 2015
Devin I. Murphy

/s/ JENNIFER L. ROBISON	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2015
Jennifer L. Robison

/s/ LESLIE T. CHAO	Director	March 9, 2015
Leslie T. Chao

/s/ PAUL J. MASSEY, JR.	Director	March 9, 2015
Paul J. Massey, Jr.

/s/ STEPHEN R. QUAZZO	Director	March 9, 2015
Stephen R. Quazzo