Form 10-Q
period 2015-03-31
PHILLIPS EDISON GROCERY CENTER REIT I, INC.
filed 2015-05-07
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were 183.8 million outstanding shares of common stock of Phillips Edison Grocery Center REIT I, Inc.

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Investment in real estate:
Land and improvements	$705,098	$675,289
Building and improvements	1,356,989	1,305,345
Acquired intangible lease assets	229,659	220,601
Total investment in real estate assets	2,291,746	2,201,235
Accumulated depreciation and amortization	(152,706)	(126,965)
Total investment in real estate assets, net	2,139,040	2,074,270
Cash and cash equivalents	14,161	15,649
Restricted cash	7,309	6,803
Deferred financing expense, net of accumulated amortization of $6,195 and $5,107, respectively	12,979	13,727
Other assets, net	43,520	40,320
Total assets	$2,217,009	$2,150,769
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$729,983	$650,462
Acquired below-market lease intangibles, less accumulated amortization of $9,276 and $7,619, respectively	44,117	42,454
Accounts payable – affiliates	2,469	975
Accounts payable and other liabilities	41,421	48,738
Total liabilities	817,990	742,629
Commitments and contingencies (Note 9)	—	—
Redeemable common stock	84,387	29,878
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at March 31, 2015
and December 31, 2014	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 183,279 and 182,131 shares issued and
outstanding at March 31, 2015 and December 31, 2014, respectively	1,833	1,820
Additional paid-in capital	1,525,588	1,567,653
Accumulated deficit	(239,240)	(213,975)
Total stockholders’ equity	1,288,181	1,355,498
Noncontrolling interests	26,451	22,764
Total equity	1,314,632	1,378,262
Total liabilities and equity	$2,217,009	$2,150,769

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Revenues:
Rental income	$44,500	$27,224
Tenant recovery income	14,104	8,306
Other property income	343	147
Total revenues	58,947	35,677
Expenses:
Property operating	9,986	6,125
Real estate taxes	8,179	4,282
General and administrative	2,362	1,771
Acquisition expenses	1,735	5,386
Depreciation and amortization	24,730	15,403
Total expenses	46,992	32,967
Other income (expense):
Interest expense, net	(6,794)	(3,680)
Other (expense) income, net	(122)	547
Net income (loss)	5,039	(423)
Net income attributable to noncontrolling interests	(68)	—
Net income (loss) attributable to stockholders	$4,971	$(423)
Earnings per common share:
Net income (loss) per share - basic and diluted	$0.03	$(0.00)
Weighted-average common shares outstanding:
Basic	182,988	176,855
Diluted	185,495	176,855

Comprehensive income (loss):
Net income (loss)	$5,039	$(423)
Other comprehensive income:
Change in unrealized loss on interest rate swaps, net	—	(690)
Comprehensive income (loss)	5,039	(1,113)
Comprehensive income attributable to noncontrolling interests	(68)	—
Comprehensive income (loss) attributable to stockholders	$4,971	$(1,113)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2014	175,595	$1,756	$1,538,185	$690	$(71,192)	$1,469,439	$93	$1,469,532
Issuance of common stock	256	2	2,531	—	—	2,533	—	2,533
Share repurchases	(16)	—	(153)	—	—	(153)	—	(153)
Dividend reinvestment plan (DRIP)	1,601	16	15,195	—	—	15,211	—	15,211
Change in unrealized loss on interest rate swaps	—	—	—	(690)	—	(690)	—	(690)
Common distributions declared, $0.17 per share	—	—	—	—	(29,235)	(29,235)	—	(29,235)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(1,455)	—	—	(1,455)	—	(1,455)
Net loss	—	—	—	—	(423)	(423)	—	(423)
Balance at March 31, 2014	177,436	$1,774	$1,554,303	$—	$(100,850)	$1,455,227	$89	$1,455,316

Balance at January 1, 2015	182,131	$1,820	$1,567,653	$—	$(213,975)	$1,355,498	$22,764	$1,378,262
Share repurchases	(514)	(3)	(3,338)	—	—	(3,341)	—	(3,341)
Change in redeemable common stock	—	—	(54,509)	—	—	(54,509)	—	(54,509)
DRIP	1,662	16	15,782	—	—	15,798	—	15,798
Common distributions declared, $0.17 per share	—	—	—	—	(30,236)	(30,236)	—	(30,236)
Issuance of partnership units	—	—	—	—	—	—	4,047	4,047
Distributions to noncontrolling interests	—	—	—	—	—	—	(428)	(428)
Net income	—	—	—	—	4,971	4,971	68	5,039
Balance at March 31, 2015	183,279	$1,833	$1,525,588	$—	$(239,240)	$1,288,181	$26,451	$1,314,632

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(In thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,039	$(423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,958	14,870
Net amortization of above- and below-market leases	(178)	89
Amortization of deferred financing expense	1,258	816
Loss on disposal of real estate assets	100	—
Loss on write-off of capitalized leasing commissions and deferred financing expense	81	10
Change in fair value of derivative	47	(392)
Straight-line rental income	(1,244)	(831)
Changes in operating assets and liabilities:
Other assets	(2,063)	60
Accounts payable and other liabilities	469	1,771
Accounts payable – affiliates	1,204	386
Net cash provided by operating activities	28,671	16,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(61,839)	(201,808)
Capital expenditures	(2,995)	(1,079)
Change in restricted cash and investments	(506)	(1,243)
Proceeds from sale of derivative	—	520
Net cash used in investing activities	(65,340)	(203,610)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility borrowings	66,800	—
Payments on mortgages and loans payable	(11,654)	(900)
Payments of deferred financing expenses	(557)	(1,536)
Distributions paid, net of DRIP	(14,366)	(13,699)
Distributions to noncontrolling interests	(134)	—
Repurchases of common stock	(4,908)	(155)
Proceeds from issuance of common stock	—	2,533
Payment of offering costs	—	(1,759)
Net cash provided by (used in) financing activities	35,181	(15,516)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,488)	(202,770)
CASH AND CASH EQUIVALENTS:
Beginning of period	15,649	460,250
End of period	$14,161	$257,480
SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$6,021	$2,876
Fair value of debt assumed	24,982	86,644
Accrued capital expenditures	853	1,961
Change in offering costs payable to sponsor(s)	—	(304)
Change in distributions payable	72	325
Change in distributions payable – noncontrolling interests	294	4
Change in accrued share repurchase obligation	(1,567)	(2)
Distributions reinvested	15,798	15,211

See notes to consolidated financial statements.

 Phillips Edison Grocery Center REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION

Phillips Edison Grocery Center REIT I, Inc., (“we”, the “Company”, “our”, or “us”) was formed as a Maryland corporation in October 2009. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership I, L.P., (the “Operating Partnership”), a Delaware limited partnership formed in December 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Grocery Center OP GP I LLC, is the sole general partner of the Operating Partnership.

Our advisor is Phillips Edison NTR LLC (“PE-NTR”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Under the terms of the advisory agreement between PE-NTR and us (the “PE-NTR Agreement”), PE-NTR is responsible for the management of our day-to-day activities and the implementation of our investment strategy. Prior to December 3, 2014, our advisor was American Realty Capital II Advisors, LLC (“ARC”). Under the terms of the previous advisory agreement between ARC and us (the “ARC Agreement”), ARC delegated most of its duties, including the management of our day-to-day operations and our portfolio of real estate assets, to PE-NTR.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States.  As of March 31, 2015, we owned fee simple interests in 146 real estate properties acquired from third parties unaffiliated with us or PE-NTR.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the three months ended March 31, 2015. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2015.

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT I, Inc. for the year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year.

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

Redeemable Common Stock—Under our share repurchase program, the maximum amount of common stock that we may repurchase, at the shareholder’s election, during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share repurchases to date. We record amounts that may be repurchased under the share repurchase program as redeemable common stock outside of permanent equity in our consolidated balance sheets because repurchases are at the option of the holders and are not solely within our control. There were 8.4 million and 3.0 million redeemable common shares represented on the consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.

We offer a share repurchase program which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 3). We account for those financial instruments that represent our mandatory obligation to repurchase shares as liabilities to be reported at settlement value. When shares are presented for repurchase, we will reclassify such obligations from redeemable common stock to a liability based upon their respective settlement values.

Earnings Per Share—We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities (in our case, the limited partnership units of the Operating Partnership designated as “Class B units” that have vested) according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the sum of distributed earnings to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from other share equivalent activity.

The vesting of the Class B units is contingent upon a market condition and service condition. The vested Class B units were included in the diluted net income per share computations for the three months ended March 31, 2015. The unvested Class B units were not included in the diluted net income (loss) per share computations since the satisfaction of the market or service condition was not probable as of March 31, 2015 and 2014. There were 2.8 million vested Class B units of the Operating Partnership outstanding as of March 31, 2015. There were 0.2 million and 0.9 million unvested Class B units outstanding as of March 31, 2015 and 2014, respectively, which had no effect on EPS. The effects on EPS of the two-class method were immaterial to the consolidated financial statements as of March 31, 2015.

Reclassifications—The following line items on our consolidated statement of cash flows for the three months ended March 31, 2014 were reclassified to conform to the current year presentation:

•	The change in accounts receivable and the change in prepaid expenses and other were reclassified to the change in other assets; and

•	The change in accounts payable and the change in accrued and other liabilities were reclassified to the change in accounts payable and other liabilities.

Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This update amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.
		January 1, 2016	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

3. EQUITY

General—We have the authority to issue a total of 1 billion shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock, $0.01 par value per share. As of March 31, 2015, we had issued 184.2 million shares of common stock generating gross cash proceeds of $1.82 billion.  As of March 31, 2015, there were 183.3 million shares of our common stock outstanding, which is net of 1.0 million shares repurchased from stockholders pursuant to our share repurchase program, and we had issued no shares of preferred stock. The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted a dividend reinvestment plan (the “DRIP”) that allows stockholders to invest distributions in additional shares of our common stock. We continue to offer up to a total of approximately 18.2 million shares of common stock under the DRIP. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our common stock at a purchase price of $9.50 per share. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash.  Distributions reinvested through the DRIP for the three months ended March 31, 2015 and 2014, were $15.8 million and $15.2 million, respectively.

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

The following table presents the activity of the share repurchase program for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	2015	2014
Shares repurchased	514	16
Cost of repurchases	$4,908	$155
Average repurchase price	$9.54	$9.72

We record a liability representing our obligation to repurchase shares of common stock submitted for repurchase as of period end but not yet repurchased. Below is a summary of our obligation to repurchase shares of common stock recorded as a component of accounts payable and other liabilities on our consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Shares submitted for repurchase	11	177
Liability recorded	$102	$1,669

Class B Units—Under our prior advisory agreement, in connection with asset management services provided by ARC and PE-NTR, we issued 0.4 million Class B units during the three months ended March 31, 2015 for asset management services provided from October 1, 2014 through December 3, 2014, the date of the termination of our prior advisory agreement. In connection with the termination of the prior advisory agreement, we determined that the economic hurdle had been met as of that date and that the units issued to ARC and PE-NTR for asset management services provided through December 3, 2014 had vested.

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

As the form of the redemptions for the vested Class B units is within our control, the Class B units issued as of March 31, 2015 are classified as noncontrolling interests within permanent equity on our consolidated balance sheets. As of March 31, 2015, the fair value of the vested Class B units was $27.9 million. Additionally, the cumulative distributions that have been paid on these Class B units are included in noncontrolling interests as distributions to noncontrolling interests.

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

The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:

Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

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

The following is a summary of discount rates and borrowings as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Discount rates:
Fixed-rate debt	3.35%	3.40%
Secured variable-rate debt	2.59%	2.48%
Unsecured variable-rate debt	1.99%	1.93%
Borrowings:
Fair value	$739,214	$665,982
Recorded value	729,983	650,462

Derivative instruments — As of March 31, 2015 and December 31, 2014, we were party to one interest rate swap agreement with a notional amount of $11.5 million and $11.6 million, respectively. The interest rate swap was assumed as part of an acquisition and is measured at fair value on a recurring basis. The interest rate swap agreement effectively fixes the variable interest rate of our secured variable-rate mortgage note at an annual interest rate of 5.22% through June 10, 2018.

The fair value of the interest rate swap agreement as of March 31, 2015 and December 31, 2014 was based on the estimated amount we would receive or pay to terminate the contract at the reporting date and was determined using interest rate pricing models and interest rate related observable inputs.  Although we determined that the significant inputs used to value our derivative fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we did or could actually realize upon disposition of the financial assets and liabilities previously sold or currently held (see Note 10).

This interest rate swap was our only financial liability that was measured at fair value as of March 31, 2015 and December 31, 2014. The value recorded as a component of accounts payable and other liabilities for the interest rate swap was $0.6 million as of March 31, 2015 and December 31, 2014.

5. REAL ESTATE ACQUISITIONS

During the three months ended March 31, 2015, we acquired eight retail centers for a purchase price of approximately $86.4 million, including $24.0 million of assumed debt with a fair value of $25.0 million. The following tables present certain additional information regarding our acquisitions of properties that were deemed individually immaterial when acquired, but are material in the aggregate.

For the three months ended March 31, 2015 and 2014, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2015	2014
Land and improvements	$29,516	$86,106
Building and improvements	51,186	168,704
Acquired in-place leases	8,703	24,127
Acquired above-market leases	356	9,257
Acquired below-market leases	(3,319)	(2,485)
Total assets and lease liabilities acquired	86,442	285,709
Debt assumed	24,982	86,644
Net assets acquired	$61,460	$199,065

The weighted-average amortization periods for acquired in-place lease, above-market lease, and below-market lease intangibles acquired during the three months ended March 31, 2015 and 2014 are as follows (in years):

	2015	2014
Acquired in-place leases	16	6
Acquired above-market leases	16	11
Acquired below-market leases	21	6

The amounts recognized for revenues, acquisition expenses and net loss from each respective acquisition date to March 31, 2015 and 2014 related to the operating activities of our acquisitions are as follows (in thousands):

	2015	2014
Revenues	$752	$2,164
Acquisition expenses	1,458	5,188
Net loss	1,498	5,511

The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2014 and 2015 had been acquired on January 1, 2014 (in thousands). This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

	For the Three Months Ended March 31,
	2015	2014
Pro forma revenues	$60,115	$58,433
Pro forma net income attributable to stockholders	6,891	7,947

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Acquired in-place leases	$191,393	$182,690
Acquired above-market leases	38,266	37,911
Total acquired intangible lease assets	229,659	220,601
Accumulated amortization	(52,856)	(43,915)
Net acquired intangible lease assets	$176,803	$176,686

Summarized below is the amortization recorded on the intangible assets for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Acquired in-place leases(1)	$7,462	$4,722
Acquired above-market leases(2)	1,479	978
Total	$8,941	$5,700
(1) Amortization recorded on acquired in-place leases was included in depreciation and amortization in the consolidated statements of operations.
(2) Amortization recorded on acquired above-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization on the respective acquired intangible lease assets as of March 31, 2015 for the remainder of 2015 and for each of the four succeeding calendar years and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
April 1 to December 31, 2015	$22,240	$4,241
2016	27,427	4,819
2017	24,477	3,996
2018	19,284	3,213
2019	14,136	2,457
2020 and thereafter	41,404	9,109
Total	$148,968	$27,835

7. MORTGAGES AND LOANS PAYABLE

As of March 31, 2015 and December 31, 2014, we had approximately $363.3 million and $350.9 million, respectively, of outstanding mortgage notes payable, excluding fair value of debt adjustments.  Each mortgage note payable is secured by the respective property on which the debt was placed.

As of March 31, 2015, we also had access to a $700 million unsecured revolving credit facility, which may be expanded to $1 billion, with a $358.5 million outstanding principal balance from which we may draw additional funds to pay certain long-term debt obligations as they mature. The interest rate on amounts outstanding under this credit facility is currently LIBOR plus 1.30%. The credit facility matures on December 18, 2017, with two six-month options to extend the maturity to December 18, 2018.

Of the amount outstanding on our mortgage notes and loans payable at March 31, 2015, $49.5 million is for loans that mature in 2015, excluding monthly scheduled principal payments. Of the amount that matures in 2015, $32.2 million was repaid subsequent to March 31, 2015. As of March 31, 2015 and December 31, 2014, the weighted-average interest rates for the loans were 3.5% and 3.7%, respectively.

The table below summarizes our loan assumptions in conjunction with property acquisitions for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Number of properties acquired with loan assumptions	5	7
Carrying value of assumed debt	$24,000	$84,425
Fair value of assumed debt	24,982	86,644

The assumed net below-market debt adjustment will be amortized over the remaining life of the loans, and this amortization is classified as a component of interest expense. The amortization recorded on the assumed below-market debt adjustment was $0.6 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

The following is a summary of our debt obligations as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Fixed-rate mortgages payable(1)(2)	$363,268	$350,922
Unsecured credit facility - variable-rate(3)	358,500	291,700
Assumed below-market debt adjustment	8,215	7,840
Total	$729,983	$650,462

(1)
Due to the non-recourse nature of certain mortgages, the assets and liabilities of the following properties are neither available to pay the debts of the consolidated property-holding limited liability companies nor constitute obligations of such consolidated limited liability companies as of March 31, 2015: Broadway Plaza, Publix at Northridge, Kleinwood Center, Murray Landing, Vineyard Center, Sunset Center, Westwoods Shopping Center, Stockbridge Commons, East Burnside Plaza, Fresh Market, Collington Plaza, Stop & Shop Plaza, Savoy Plaza, Coppell Market Center, Statler Square, Hamilton Village, Waynesboro Plaza, Thompson Valley Towne Center, Lumina Commons, Driftwood Village, Orchard Square, Breakfast Point Marketplace, Falcon Valley, Lakeshore Crossing, Lake Wales, and Onalaska. The outstanding principal balance of these non-recourse mortgages as of March 31, 2015 and December 31, 2014 was $265.3 million and $252.1 million, respectively.

(2)
As of March 31, 2015, the interest rate on $11.5 million outstanding under one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10).

(3)
As of March 31, 2015 and December 31, 2014, the maximum borrowing capacity of the unsecured credit facility was $700.0 million. The gross borrowings under credit facilities were $70.3 million during the the three months ended March 31, 2015. The gross payments on credit facilities were $3.5 million during the the three months ended March 31, 2015.

Below is a listing of our maturity schedule with the respective principal payment obligations (in thousands) and weighted-average interest rates:

	2015(1)	2016	2017	2018	2019	Thereafter	Total
Maturing debt:(2)
Fixed-rate mortgages payable(3)(4)	$54,230	$104,797	$47,290	$44,857	$4,206	$107,888	$363,268
Unsecured credit facility - variable-rate	—	—	358,500	—	—	—	358,500
Total maturing debt	$54,230	$104,797	$405,790	$44,857	$4,206	$107,888	$721,768
Weighted-average interest rate on debt:
Fixed-rate mortgages payable(3)(4)	5.1%	5.7%	5.3%	5.3%	5.8%	5.2%	5.5%
Unsecured credit facility - variable-rate	—%	—%	1.5%	—%	—%	—%	1.5%
Total	5.1%	5.7%	1.9%	5.3%	5.8%	5.2%	3.5%

(1)	Includes only April 1, 2015 through December 31, 2015.

(2)	The debt maturity table does not include any below-market debt adjustment, of which $8.2 million, net of accumulated amortization, was outstanding as of March 31, 2015.

(3)
As of March 31, 2015, the interest rate on $11.5 million outstanding under one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10).

(4)	All but $6.3 million of the fixed-rate debt represents loans assumed as part of certain acquisitions.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Summarized is the amortization recorded on the below-market lease intangible liabilities for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Acquired below-market leases(1)	$1,657	$888
(1) Amortization recorded on acquired below-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization income of the intangible lease liabilities as of March 31, 2015 for the remainder of 2015 and for each of the four succeeding calendar years and thereafter is as follows (in thousands):

Year	Below-Market Leases
April 1 to December 31, 2015	$4,938
2016	6,124
2017	5,192
2018	4,150
2019	3,414
2020 and thereafter	20,299
Total	$44,117

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings prior to de-designation.

During the three months ended March 31, 2014, we terminated our only designated interest rate swap and accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts resulted in a gain of $690,000 recorded in other income, net in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014. As a result of the hedged forecasted transaction becoming probable not to occur, the swap was de-designated as a cash flow hedge in February 2014, and changes in fair value of a loss of $326,000 were recorded directly in other income, net during the three months ended March 31, 2014.

As of March 31, 2015, we had no active outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments are recorded directly in other (expense) income, net and resulted in a loss of $121,000 and $326,000 for the three months ended March 31, 2015 and 2014, respectively, including the loss recorded in relation to the aforementioned de-designated swap.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014, respectively (in thousands).

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swap)	2015	2014
Amount of gain recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$690

Credit-risk-related Contingent Features

We have an agreement with our derivative counterparty that contains a provision where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations.

As of March 31, 2015, the fair value of our derivative was a net liability position including accrued interest, but excluding any adjustment for nonperformance risk related to this agreement. As of March 31, 2015, we have not posted any collateral related to this agreement.

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

Advisory Agreement—Pursuant to the PE-NTR Agreement effective on December 3, 2014, PE-NTR is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Expenses are to be reimbursed to PE-NTR based on amounts incurred on our behalf by PE-NTR.

Pursuant to the ARC Agreement in effect through December 2, 2014, ARC was entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. ARC had entered into a Sub-advisory Agreement with PE-NTR, who managed our day-to-day affairs and our portfolio of real estate investments on behalf of ARC, subject to the board’s supervision and certain major decisions requiring the consent of PE-NTR and ARC. The expenses to be reimbursed to ARC and PE-NTR were reimbursed in proportion to the amount of expenses incurred on our behalf by PE-NTR and ARC, respectively.

Organization and Offering Costs—Under the terms of the ARC Agreement, we were to reimburse, on a monthly basis, PE-NTR, ARC or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they might incur on our behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our primary initial public offering and our DRIP offering.

Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to PE-NTR, ARC and their affiliates for the three months ended March 31, 2015 and December 31, 2014, and any related amounts unpaid as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Total Organization and Offering costs charged	$27,104	$27,104
Total Organization and Offering costs reimbursed	27,029	27,029
Total unpaid Organization and Offering costs(1)	$75	$75

(1)	Certain of these cumulative organization and offering costs were charged to us by ARC. The net payable of $75 was due to ARC as of March 31, 2015 and December 31, 2014.

Acquisition Fee—We pay PE-NTR under the PE-NTR Agreement and we paid ARC under the ARC Agreement an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including any debt attributable to such investments.

Acquisition Expenses—We reimburse PE-NTR for expenses actually incurred related to selecting, evaluating, and acquiring assets on our behalf.  During the three months ended March 31, 2015 and 2014, we reimbursed PE-NTR for personnel costs related to due diligence services for assets we acquired during the period.

Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR and ARC equal to: (i) the product of (x) the cost of our assets multiplied by (y) 0.25%; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter net of the selling commissions and dealer manager fees payable on shares of our common stock in our initial public offering.

PE-NTR and ARC are entitled to receive distributions on the unvested and vested Class B units they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that PE-NTR, ARC and their affiliates may receive from us.

On December 3, 2014, we terminated the ARC Agreement. As a result, 2.8 million Class B units issued in connection with asset management services provided as of that date vested upon our determination that the requisite economic hurdle had been met on the same date. Such economic hurdle required that the value of the Operating Partnership’s assets plus all distributions made equaled or exceeded the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon.

We continue to issue Class B units to PE-NTR and ARC in connection with the asset management services provided by PE-NTR under the PE-NTR Agreement. Such Class B units will not vest until the economic hurdle is met in conjunction with (i) a termination of the PE-NTR Agreement by our independent directors without cause, (ii) a listing event, or (iii) a liquidity event;

provided that PE-NTR serves as our advisor at the time of any of the foregoing events. During the three months ended March 31, 2015, the Operating Partnership issued 404,735 Class B units to PE-NTR and ARC under the ARC Agreement for the asset management services performed by PE-NTR and ARC during the period from October 1, 2014 to December 3, 2014, and 189,177 Class B units to PE-NTR and ARC under the PE-NTR Agreement for the asset management services performed by PE-NTR during the period from December 3, 2014 through December 31, 2014.

Financing Fee—We pay PE-NTR under the PE-NTR Agreement and we paid ARC under the ARC Agreement a financing fee equal to 0.75% of all amounts made available under any loan or line of credit.

Disposition Fee—We pay PE-NTR under the PE-NTR Agreement and we paid ARC under the ARC Agreement for substantial assistance by PE-NTR, ARC or any of their affiliates in connection with the sale of properties or other investments, 2.0% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors will determine whether PE-NTR, ARC or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes PE-NTR, ARC or their respective affiliates’ preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by PE-NTR, ARC or their respective affiliates in connection with a sale. However, if we sold an asset to an affiliate, our organizational documents would prohibit us from paying PE-NTR, ARC or their respective affiliates a disposition fee.

General and Administrative Expenses—As of March 31, 2015 and December 31, 2014, we owed PE-NTR $59,000 and $26,000, respectively, for general and administrative expenses paid on our behalf.  As of March 31, 2015, PE-NTR has not allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC, except for organization and offering costs and general and administrative expenses, which we disclose above, for the three months ended March 31, 2015 and 2014 and any related amounts unpaid as of March 31, 2015 and December 31, 2014 (in thousands):

	For the Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2015	2014	2015	2014
Acquisition fees	$855	$2,842	$—	$—
Acquisition expenses	139	265	—	—
Class B unit distribution(1)	440	118	305	135
Financing fees	180	633	—	—
Total	$1,614	$3,858	$305	$135

(1)
The distribution recorded for the three months ended March 31, 2015 of $440 represents the distributions paid to PE-NTR and ARC as holders of unvested and vested Class B units of the Operating Partnership. Of the amount, $12 was related to the unvested Class B units and is presented as expense on the consolidated statements of operations, with $428 related to the vested Class B units presented as distributions to noncontrolling interests on the consolidated statements of equity. The unpaid amount as of March 31, 2015 includes the distribution payable on both the vested and unvested Class B units.

Subordinated Participation in Net Sales Proceeds—The Operating Partnership may pay to Phillips Edison Special Limited Partner LLC (the “Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to stockholders of a 7.0% cumulative, pre-tax, non-compounded return on the capital contributed by stockholders.  ARC has a 15.0% interest and PE-NTR has an 85.0% interest in the Special Limited Partner. No subordinated participation in net sales proceeds has been paid to date.

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

Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the PE-NTR Agreement, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15.0% of the amount by which the cost of our assets plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to stockholders.  In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or a liquidity event occurs. No such termination has occurred to date.

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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three months ended March 31, 2015 and 2014 and any related amounts unpaid as of March 31, 2015 and December 31, 2014 (in thousands):

	For the Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2015	2014	2015	2014
Property management fees	$2,185	$1,582	$846	$474
Leasing commissions	2,028	570	774	191
Construction management fees	165	40	8	73
Other fees and reimbursements	1,003	292	361	—
Total	$5,381	$2,484	$1,989	$738

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

As of March 31, 2015, PE-NTR owned 176,509 shares of our common stock, or approximately 0.10% of our common stock issued during our initial public offering period, which closed on February 7, 2014. PE-NTR may not sell any of these shares while serving as our advisor or sub-advisor.

12. OPERATING LEASES

The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at March 31, 2015, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
April 1 to December 31, 2015	$129,998
2016	162,577
2017	146,906
2018	128,558
2019	106,110
2020 and thereafter	460,506
Total	$1,134,655

No single tenant comprised 10% or more of our aggregate annualized effective rent as of March 31, 2015.

13. SUBSEQUENT EVENTS

Distributions to Stockholders

Distributions equal to a daily amount of $0.00183562 per share of common stock outstanding were paid subsequent to March 31, 2015 to the stockholders of record from March 1, 2015 through April 30, 2015 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
March 1, 2015 through March 31, 2015	4/1/2015	$10,436	$5,427	$5,009
April 1, 2015 through April 30, 2015	5/1/2015	10,124	5,274	4,850

On March 4, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing May 1, 2015 through and including May 31, 2015. We expect to pay these distributions on June 1, 2015. On May 5, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing June 1, 2015 through and including July 31, 2015. The authorized distributions equal a daily amount of $0.00183562 per share of common stock, par value $0.01 per share.

Acquisition

Subsequent to March 31, 2015, we acquired the following property (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Coronado Center	Santa Fe, NM	Trader Joe’s	5/1/2015	$22,740	117,006	89.6%

The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisitions of the aforementioned properties have not been presented as the initial accounting for these acquisitions was incomplete at the time this Quarterly Report on Form 10-Q was filed with the SEC. The initial accounting was incomplete due to the late closing dates of the acquisitions.

Interest Rate Swap

On April 22, 2015, we entered into three interest rate swap agreements with Bank of America, N.A. to fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing credit facility beginning May 1, 2015. The first swap has a notional amount $100.0 million and fixes LIBOR at 1.20625% with a maturity date of February 1, 2019. The second swap has a notional amount of $175.0 million and fixes LIBOR at 1.39750% with a maturity date of February 3, 2020. The third swap has a notional amount of $112.0 million and fixes LIBOR at 1.54875% with a maturity date of February 1, 2021. These swaps qualify and have been designated as a cash flow hedge.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison Grocery Center REIT I, Inc. (“we”, the “Company”, “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 9, 2015, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

Overview

Organization

Phillips Edison Grocery Center REIT I, Inc. was formed as a Maryland corporation in October 2009 and elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010. Our advisor is Phillips Edison NTR LLC (“PE-NTR”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”) and Michael Phillips and Jeffrey Edison, principals of our Phillips Edison sponsor. Under the terms of the advisory agreement between PE-NTR and us, PE-NTR is responsible for the management of our day-to-day activities and the implementation of our investment strategy.

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States.

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the three months ended March 31, 2015:

		Property Acquisitions
	Cumulative	during the
	Portfolio through	Three Months Ended
	March 31, 2015	March 31, 2015
Number of properties	146	8
Number of states	28	6
Weighted average capitalization rate(1)	7.1%	6.5%
Weighted average capitalization rate with straight-line rent(2)	7.3%	6.6%
Total acquisition purchase price (in thousands)	$2,200,391	$85,457
Total square feet	15,383,051	661,745
Leased % of rentable square feet(3)	95.3%	94.6%
Average remaining lease term in years(4)	6.2	8.1
Annualized effective rent per square feet(5)	$12.00	$9.57

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

(3)	As of March 31, 2015

(4)	As of March 31, 2015. The average remaining lease term in years excludes future options to extend the term of the lease.

(5)	We calculate annualized effective rent per square foot as monthly contractual rent as of March 31, 2015 multiplied by 12 months, less any tenant concessions, divided by leased square feet.

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after March 31, 2015 over each of the ten years ending December 31, 2015 and thereafter for our 146 shopping centers.  The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (dollars in thousands):

	Number of		% of Total Portfolio
	Expiring	Annualized	Annualized	Leased Rentable	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Square Feet Expiring	Square Feet Expiring
2015(2)	205	$9,512	5.4%	670,389	4.6%
2016	328	15,469	8.8%	1,253,558	8.5%
2017	320	17,985	10.2%	1,494,272	10.2%
2018	303	19,920	11.3%	1,589,550	10.8%
2019	336	24,822	14.1%	1,889,206	12.9%
2020	161	14,645	8.3%	1,260,653	8.6%
2021	66	8,725	5.0%	867,883	5.9%
2022	53	8,667	4.9%	866,649	5.9%
2023	67	14,983	8.5%	1,271,883	8.7%
2024	98	10,682	6.1%	1,117,229	7.6%
Thereafter	134	30,641	17.4%	2,385,659	16.3%
	2,071	$176,051	100.0%	14,666,931	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2015 multiplied by 12 months, less any tenant concessions.

(2)	Subsequent to March 31, 2015, we renewed 24 of the 205 leases expiring in 2015, which account for total square footage of 102,788 and total annualized effective rent of $1.4 million.

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

The following table presents the composition of our portfolio by tenant type as of March 31, 2015 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	8,074,892	55.1%	$76,316	43.3%
National and regional(2)	4,683,183	31.9%	65,945	37.5%
Local	1,908,856	13.0%	33,789	19.2%
	14,666,931	100.0%	$176,051	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of March 31, 2015 (dollars in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	8,074,892	55.1%	$76,316	43.3%
Retail Stores(2)	3,367,394	22.9%	39,236	22.4%
Services(2)	2,071,095	14.1%	37,206	21.1%
Restaurant	1,153,550	7.9%	23,293	13.2%
	14,666,931	100.0%	$176,051	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of March 31, 2015 (dollars in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Kroger(3)(9)	35	1,948,687	13.3%	$14,943	8.4%
Publix	31	1,457,740	9.9%	14,803	8.3%
Walmart(4)	9	1,121,118	7.6%	5,198	3.0%
Albertsons-Safeway(5)	13	783,276	5.3%	8,203	4.7%
Giant Eagle	7	559,581	3.8%	5,362	3.0%
Ahold(6)	6	411,103	2.8%	6,377	3.6%
SUPERVALU(7)	4	273,067	1.9%	2,332	1.3%
Raley’s	3	192,998	1.3%	3,422	1.9%
Winn-Dixie	3	146,754	1.0%	1,545	0.9%
Delhaize America(8)	4	141,547	1.0%	1,844	1.0%
Hy-Vee	2	127,028	0.9%	527	0.3%
Schnuck’s	2	121,266	0.8%	1,440	0.8%
Pick n’ Save	2	108,561	0.7%	1,061	0.6%
Coborn’s	2	107,683	0.7%	1,350	0.8%
Sprouts Farmers Market	3	93,896	0.6%	1,146	0.7%
H-E-B	1	80,925	0.6%	1,210	0.7%
Price Chopper	1	68,000	0.5%	844	0.5%
Big Y	1	64,863	0.4%	1,048	0.6%
PAQ, Inc.(9)	1	58,687	0.4%	1,046	0.6%
Rosauers Supermarkets, Inc.	1	51,484	0.4%	537	0.3%
Save Mart	1	50,233	0.3%	399	0.2%
Trader Joe’s	3	38,294	0.3%	633	0.4%
The Fresh Market	2	38,101	0.3%	597	0.3%
Fresh Thyme Farmers Market	1	30,000	0.2%	450	0.3%
	138	8,074,892	55.1%	$76,316	43.3%

(1)
Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were 28 as of March 31, 2015. Also excluded are the anchor tenants of Southern Hills Crossing, Sulphur Grove, East Side Square, Hoke Crossing, Fairfield Crossing, and Lakeshore Crossing, as we do not own the portion of each of these shopping centers that is leased to a Walmart Supercenter. The anchor tenant of Lake Wales (CVS) and the anchor tenant of Onalaska (Kohl’s) are also excluded, as neither is a grocery-anchor.

(2)	We calculate annualized effective rent as monthly contractual rent as of March 31, 2015 multiplied by 12 months, less any tenant concessions.

(3)	King Soopers, Harris Teeter, Smith’s, Fry’s, and QFC are affiliates of Kroger.

(4)
The Walmart stores at Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets.  The Walmart stores at Northcross, Bear Creek Plaza, Flag City Station, Town & Country Shopping Center, Town Fair Center and Hamilton Village are Walmart Supercenters.

(5)	Dominick’s, Vons, Jewel-Osco, Market Street and Shaw’s are affiliates of Albertsons-Safeway.

(6)	Giant Foods, Giant Food Stores, Stop & Shop, and Martin’s are affiliates of Ahold USA.

(7)	Cub Foods and Shop ‘n Save are affiliates of SUPERVALU INC.

(8)	Food Lion and Hannaford are affiliates of Delhaize America.

(9)	Food 4 Less at Boronda Plaza is owned by PAQ, Inc. and Food 4 Less at Driftwood Village is owned by Kroger.

Results of Operations

Summary of Operating Activities for the Three Months Ended March 31, 2015 and 2014

(In thousands, except per share amounts)				Favorable (Unfavorable) Change
	2015	2014	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$58,947	$35,677	$23,270	$22,177	$1,093
Property operating expenses	(9,986)	(6,125)	(3,861)	(3,785)	(76)
Real estate tax expenses	(8,179)	(4,282)	(3,897)	(3,179)	(718)
General and administrative expenses	(2,362)	(1,771)	(591)	(333)	(258)
Acquisition expenses	(1,735)	(5,386)	3,651	3,729	(78)
Depreciation and amortization	(24,730)	(15,403)	(9,327)	(9,237)	(90)
Interest expense, net	(6,794)	(3,680)	(3,114)	(2,051)	(1,063)
Other (expense) income, net	(122)	547	(669)	(122)	(547)
Net income (loss)	5,039	(423)	5,462	7,199	(1,737)
Net income attributable to noncontrolling interests	(68)	—	(68)	(23)	(45)
Net income (loss) attributable to Company stockholders	$4,971	$(423)	$5,394	$7,176	$(1,782)

Net income (loss) per share—basic and diluted	$0.03	$(0.00)	$0.03

The Same-Center column above includes the 83 properties that were owned and operational for the entire portion of both comparable reporting periods, in addition to corporate-level expenses incurred during the comparable reporting periods. In this section, we will explain significant fluctuations in activity shown in the Same-Center column. We owned 100 properties as of March 31, 2014 and 146 properties as of March 31, 2015.  Unless otherwise discussed below, year-over-year comparative differences for the three months ended March 31, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

Total revenues—In addition to a $22.2 million increase related to the acquisition of 64 properties in 2014 and 2015, the $23.3 million increase in total revenues is primarily related to a $0.5 million increase in rental income and a $0.6 million increase in tenant recovery income. The increase in rental income was driven by a $0.23 increase in rent per square foot and a 1.1% increase in leased occupancy. The increase in tenant recovery income stemmed from an improvement in the recovery percentage from increases in property operating and real estate tax expenses.

Real estate tax expenses—The $3.9 million increase in real estate tax expenses is primarily comprised of a $3.2 million increase related to the acquisition of 64 properties in 2014 and 2015, along with approximately $0.5 million of adjustments recorded as a result of the timing and unpredictability of assessed property values.

General and administrative expenses—In addition to a $0.3 million increase related to the acquisition of 64 properties in 2014 and 2015, general and administrative expenses increased $0.3 million primarily due to a $0.4 million increase in consulting expenses.

Interest expense, net—The $3.1 million increase in interest expense is primarily comprised of $2.1 million related to debt incurred in connection with the acquisition of 64 properties in 2014 and 2015, along with a $1.2 million increase due to interest expense on the corporate-level borrowings of our revolving credit facility, a $0.2 million increase related to a reduction in amortization on the assumed below-market debt adjustment, and a $0.2 million increase in the amortization of loan closing costs. These costs were partially offset by a decrease in interest expense in the amount of $0.6 million due to the repayments of principal on certain of our fixed rate mortgage loans.

Other (expense) income, net—The $0.7 million decrease in other (expense) income, net is comprised of $0.4 million related to changes in the fair value of our derivatives and a $0.2 million decrease in interest income, resulting in lower cash balances.

We generally expect our revenues and expenses to increase in future years as a result of owning the properties acquired in 2015 for a full year. Although we expect our general and administrative expenses to increase, we expect such expenses to decrease as a percentage of our revenues.

Leasing Activity

Below is a summary of leasing activity for the three months ended March 31, 2015 and 2014:

	2015	2014
New leases:
Number of leases	51	27
Square footage	141,508	41,732
First-year base rental revenue	$1,967,326	$610,539
Average rent per square foot (1)	$13.90	$14.63
Renewals:
Number of leases	70	38
Square footage	428,484	86,605
First-year base rental revenue	$4,781,470	$1,686,199
Average rent per square foot (2)	$11.16	$19.47
Average rent per square foot prior to renewals	$10.26	$18.85

(1)
The decrease in average rent per square foot for new leases for the three months ended March 31, 2015 as compared to the prior year is primarily due to two anchor-leases executed in 2015. Excluding these two anchor-leases, average rent per square foot in 2015 would have been $16.69.

(2)
The decrease in average rent per square foot for leases renewed during the three months ended March 31, 2015 as compared to the prior year is primarily due to one lease for a Walmart option, which accounted for more than 40% of the square footage renewed with no rent increase. Excluding this option, the average rent per square foot would have been $17.73, compared to a prior rent rate of $16.13.

The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs, and tenant concessions, was $12.57 per square foot and $9.81 per square foot for the three months ended March 31, 2015 and 2014, respectively.  This increase relates to costs incurred in connection with: (1) the renewal of a long-term lease with a grocery-anchor and significant improvements made to both the space leased by the grocery-anchor and the entire shopping center in connection with such lease renewal, which we anticipated when we acquired the property, and (2) the redevelopment of a former movie theater for a new tenant, which resulted in a significant increase in average rent per square foot for such space.

Non-GAAP Measures

Same-Center Net Operating Income

We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues less property operating expenses. Same-Center NOI represents the NOI for the 83 properties that were operational for the entire portion of both comparable reporting periods and that were not acquired during or subsequent to the comparable reporting periods. We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2013, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.

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

Below is a reconciliation of net loss to Same-Center NOI for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014	$ Change	% Change
Net income (loss)	$5,039	$(423)
Adjusted to exclude:
Interest expense, net	6,794	3,680
Other expense (income), net	122	(547)
General and administrative expenses	2,362	1,771
Acquisition expenses	1,735	5,386
Depreciation and amortization	24,730	15,403
Net amortization of above- and below-market leases	(178)	89
Straight-line rental income	(1,244)	(831)
NOI	39,360	24,528
Less: NOI from centers excluded from Same-Center	(15,879)	(1,517)
Total Same-Center NOI	$23,481	$23,011	$470	2.0%

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairment charges, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or are requested or required by lessees for operational purposes in order to maintain the value disclosed. Since real estate values have historically risen or fallen with market conditions, including inflation, changes in interest rates, the business cycle, unemployment and consumer spending, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals. Additionally, we believe it is appropriate to exclude impairment charges from FFO, as these are fair value adjustments that are largely based on market fluctuations and assessments regarding general market conditions, which can change over time. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our targeted portfolio, which will consist primarily of, but is not limited to, necessity-based neighborhood and community shopping centers.

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

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the NTR industry, and we may have to adjust our calculation and characterization of FFO or MFFO.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations. As a result of the timing of the commencement of our initial public offering and our active real estate operations, FFO and MFFO are not relevant to a discussion comparing operations for the periods presented.

FFO AND MFFO
FOR THE PERIODS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Calculation of FFO
Net income (loss)	$4,971	$(423)
Add:
Depreciation and amortization of real estate assets	24,730	15,403
Less:
Noncontrolling interest	(334)	—
FFO	$29,367	$14,980
Calculation of MFFO
FFO	$29,367	$14,980
Adjustments:
Acquisition expenses	1,735	5,386
Net amortization of above- and below-market leases	(178)	89
Straight-line rental income	(1,244)	(831)
Amortization of market debt adjustment	(607)	(518)
Change in fair value of derivative	47	(392)
Noncontrolling interest	3	—
MFFO	$29,123	$18,714

Earnings per common share:
Weighted-average common shares outstanding - basic	182,988	176,855
Weighted-average common shares outstanding - diluted	185,495	176,855
Net income (loss) per share - basic and diluted	$0.03	$(0.00)
FFO per share - basic and diluted	0.16	0.08
MFFO per share - basic and diluted	0.16	0.11

Liquidity and Capital Resources

General

Our principal demands for funds are for operating expenses, capital expenditures, distributions to stockholders, and principal and interest on our outstanding indebtedness. We intend to use our cash on hand, proceeds from debt financings, operating cash flows, and proceeds from our DRIP as our primary sources of immediate and long-term liquidity, including additional investments in real estate properties.

As of March 31, 2015, we had cash and cash equivalents of $14.2 million. During the three months ended March 31, 2015, we had a net cash decrease of $1.5 million.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash on hand, operating cash flows, DRIP proceeds, and proceeds from secured and unsecured debt financings, including borrowings on our revolving credit facility. Operating cash flows are expected to increase with the additional properties added to our portfolio throughout 2014 and 2015.

As of March 31, 2015, we had $721.8 million of contractual debt obligations, representing mortgage loans secured by our real estate assets and our unsecured revolving credit facility.  As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using proceeds from corporate-level debt or cash generated from operations.   Of the amount outstanding at March 31, 2015, $49.5 million was for loans that mature in 2015, excluding monthly scheduled principal payments. Of the amount that matures in 2015, $32.2 million was repaid subsequent to March 31, 2015. As of March 31, 2015, we had access to a $700 million unsecured revolving credit facility, which may be expanded to $1 billion and we may draw additional funds to pay certain long-term debt obligations as they mature. As of March 31, 2015, this credit facility had an outstanding principal balance of $358.5 million.

For the three months ended March 31, 2015, gross distributions of approximately $30.2 million were paid to stockholders, including $15.8 million of distributions reinvested through the DRIP, for net cash distributions of $14.4 million. On April 1, 2015, gross distributions of approximately $10.4 million were paid, including $5.4 million of distributions reinvested through the DRIP, for net cash distributions of $5.0 million. On May 1, 2015, gross distributions of approximately $10.1 million were paid, including $5.3 million of distributions reinvested through the DRIP, for net cash distributions of $4.8 million. Distributions were funded by a combination of cash generated from operating activities and debt proceeds.

On May 5, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing June 1, 2015 through and including July 31, 2015. The authorized distributions equal a daily amount of $0.00183562 per share of common stock, par value $0.01 per share. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for operating expenses, capital expenditures, distributions to stockholders, repurchases of common stock, and the interest and principal on indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition expenses from our cash flows from operations, and we expect to meet cash needs for acquisitions and acquisition expenses from debt financings. As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using proceeds from corporate-level debt. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings.

As of March 31, 2015 our leverage ratio was 31.8% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost).

The table below summarizes our consolidated indebtedness at March 31, 2015 (dollars in thousands).

	Principal Amount at	Weighted- Average Interest Rate	Weighted- Average Years to Maturity
Debt(1)	March 31, 2015
Fixed-rate mortgages payable(2)	$363,268	5.5%	4.2
Unsecured credit facility	358,500	1.5%	2.8
Total	$721,768	3.5%	3.5

(1)	The debt maturity table does not include any below-market debt adjustment, of which 8.2 million, net of accumulated amortization, was outstanding as of March 31, 2015.

(2)
As of March 31, 2015, the interest rate on $11.5 million outstanding under one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10 to the consolidated financial statements).

Interest Rate Hedging

We are party to an interest rate swap agreement that, in effect, fixes the variable interest rate on $11.5 million of variable-rate mortgage debt at an annual interest rate of 5.22% through June 10, 2018. The swap has not been designated as a cash flow hedge and is recorded at fair value.

On April 22, 2015, we entered into three interest rate swap agreements with Bank of America, N.A. to fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing credit facility beginning May 1, 2015. The first swap has a notional amount $100.0 million and fixes LIBOR at 1.20625% with a maturity date of February 1, 2019. The second swap has a notional amount of $175.0 million and fixes LIBOR at 1.39750% with a maturity date of February 3, 2020. The third swap has a notional amount of $112.0 million and fixes LIBOR at 1.54875% with a maturity date of February 1, 2021. These swaps qualify and have been designated as a cash flow hedge.

Contractual Commitments and Contingencies

Our contractual obligations as of March 31, 2015, were as follows (in thousands):

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations - principal payments	$721,768	$54,230	$104,797	$405,790	$44,857	$4,206	$107,888
Long-term debt obligations - interest payments	83,011	17,326	20,122	13,591	6,322	5,744	19,906
Operating lease obligations	676	48	65	49	30	30	455
Total	$805,455	$71,604	$124,984	$419,430	$51,209	$9,980	$128,249

Our portfolio debt instruments and the unsecured revolving credit facility contain certain covenants and restrictions. The following is a list of certain restrictive covenants specific to the unsecured revolving credit facility that were deemed significant:

•	limits the ratio of debt to total asset value, as defined, to 60% or less with a surge to 65% following a material acquisition;

•	limits the ratio of unsecured debt to unencumbered asset value, as defined, to 60% or less with a surge to 65% following a material acquisition;

•	limits the ratio of secured debt to total asset value, as defined, to 40% or less with a surge to 45% following a material acquisition;

•	requires the fixed-charge ratio, as defined, to be at least 1.5 to 1.0 or 1.4 to 1.0 following a material acquisition;

•	requires maintenance of certain minimum tangible net worth balances;

•	requires the mortgage ability ratio, as defined, to be 1.5 to 1.0 or greater or 1.4 to 1.0 following a material acquisition; and

•	limits the ratio of cash dividend payments to FFO, as defined, to be less than 95%.

As of March 31, 2015, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short and long term.

Distributions

Distributions for the three months ended March 31, 2015 and 2014 accrued at an average daily rate of $0.00183562 per share of common stock.

Activity related to distributions to our common stockholders for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	2015	2014
Gross distributions paid	$30,164	$28,910
Distributions reinvested through DRIP	15,798	15,211
Net cash distributions	14,366	13,699
Net income (loss) attributable to stockholders	4,971	(423)
Net cash provided by operating activities	28,671	16,356

 There were gross distributions of $10.4 million accrued and payable as of March 31, 2015 and December 31, 2014. To the extent that distributions paid were greater than our cash provided by operating activities for the three months ended March 31, 2015, we funded such excess distributions with proceeds from borrowings.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended March 31, 2015. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 9, 2015.

Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This update amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.
		January 1, 2016	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We may hedge a portion of our exposure to interest rate fluctuations through the utilization of interest rate swaps in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions will be determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  Because we may use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.  As of March 31, 2015, we were party to an interest rate swap agreement that, in effect, fixed the variable interest rate on $11.5 million of our secured variable-rate mortgage debt at 5.22%.

As of March 31, 2015, we had not fixed the interest rate for $358.5 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows.

The analysis below presents the sensitivity of the fair market value of our financial instruments to selected changes in market interest rates.

The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at March 31, 2015 would result in approximately $3.6 million of additional interest expense. We had no other outstanding interest rate contracts as of March 31, 2015.

These amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2015, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2015.
Internal Control Changes
During the first quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’
overall returns may be reduced.

Our organizational documents permit us to pay distributions from any source without limit. To the extent we fund distributions from borrowings or the net proceeds from the issuance of securities, as we have done, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and our stockholders’ overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.  For the three months ended March 31, 2015, we paid distributions of approximately $30.2 million, including distributions reinvested through the DRIP of $15.8 million, and our GAAP cash flows from operations were approximately $28.7 million. For the year ended December 31, 2014, we paid distributions of approximately $119.6 million, including distributions reinvested through the DRIP of $63.0 million, and our GAAP cash flows from operations were approximately $75.7 million.

Because the offering price in the DRIP exceeds our net tangible book value per share, investors in the DRIP will experience immediate dilution in the net tangible book value of their shares.

We are currently offering shares in the DRIP at $9.50 per share. Our net tangible book value is a rough approximation of value calculated simply as gross book value of real estate assets plus cash and cash equivalents minus total liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, excluding accumulated depreciation and amortization of real estate investments, (ii) cumulative distributions in excess of our earnings, (iii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (iv) the fees and expenses paid to PE-NTR and ARC in connection with the selection, acquisition, and management of our investments and (v) general and administrative expenses. As of March 31, 2015, our net tangible book value per share was $8.07. The offering price for shares in the DRIP was not established on an independent basis and bears no relationship to the net value of our assets.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2015.

b)	Not applicable.

c)	During the quarter ended March 31, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	257,567	$9.42	257,567	(3)
February 2015	76,430	9.80	76,430	(3)
March 2015	180,394	9.61	180,394	(3)

(1)	All purchases of our equity securities by us in the three months ended March 31, 2015 were made pursuant to our share repurchase program.

(2)	We announced the commencement of the program on August 12, 2010, and it was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

As of March 31, 2015, we recorded a liability of $0.1 million representing our obligation to repurchase 10,862 shares of common stock submitted for repurchase during the three months ended March 31, 2015 but not yet repurchased.
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

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.          Exhibits

Ex.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT I, INC

Date: May 7, 2015	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)