Form 10-Q
period 2015-06-30
PHILLIPS EDISON GROCERY CENTER REIT I, INC.
filed 2015-08-06
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were 185.0 million outstanding shares of common stock of Phillips Edison Grocery Center REIT I, Inc.

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Investment in real estate:
Land and improvements	$710,314	$675,289
Building and improvements	1,380,190	1,305,345
Acquired intangible lease assets	232,007	220,601
Total investment in real estate assets	2,322,511	2,201,235
Accumulated depreciation and amortization	(179,110)	(126,965)
Total investment in real estate assets, net	2,143,401	2,074,270
Cash and cash equivalents	32,819	15,649
Restricted cash	7,828	6,803
Deferred financing expense, net of accumulated amortization of $7,119 and $5,107, respectively	11,653	13,727
Other assets, net	46,592	40,320
Total assets	$2,242,293	$2,150,769

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$763,442	$650,462
Acquired below-market lease intangibles, less accumulated amortization of $10,948 and $7,619, respectively	42,908	42,454
Accounts payable – affiliates	2,221	975
Accounts payable and other liabilities	47,179	48,738
Total liabilities	855,750	742,629
Commitments and contingencies (Note 9)	—	—
Redeemable common stock	51,993	29,878
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at June 30, 2015
and December 31, 2014	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 184,849 and 182,131 shares issued and
outstanding at June 30, 2015 and December 31, 2014, respectively	1,845	1,820
Additional paid-in capital	1,569,118	1,567,653
Accumulated other comprehensive income	2,184	—
Accumulated deficit	(264,669)	(213,975)
Total stockholders’ equity	1,308,478	1,355,498
Noncontrolling interests	26,072	22,764
Total equity	1,334,550	1,378,262
Total liabilities and equity	$2,242,293	$2,150,769

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$45,539	$33,677	$90,039	$60,901
Tenant recovery income	13,289	10,038	27,393	18,344
Other property income	366	199	709	346
Total revenues	59,194	43,914	118,141	79,591
Expenses:
Property operating	8,372	6,999	18,358	13,124
Real estate taxes	8,548	6,450	16,727	10,732
General and administrative	2,509	2,497	4,871	4,268
Acquisition expenses	1,487	5,925	3,222	11,311
Depreciation and amortization	25,271	19,198	50,001	34,601
Total expenses	46,187	41,069	93,179	74,036
Other income (expense):
Interest expense, net	(7,543)	(4,890)	(14,337)	(8,570)
Other (expense) income, net	(3)	166	(125)	713
Net income (loss)	5,461	(1,879)	10,500	(2,302)
Net income attributable to noncontrolling interests	(91)	—	(159)	—
Net income (loss) attributable to stockholders	$5,370	$(1,879)	$10,341	$(2,302)
Earnings per common share:
Net income (loss) per share - basic and diluted	$0.03	$(0.01)	$0.06	$(0.01)
Weighted-average common shares outstanding:
Basic	184,342	178,508	183,669	177,686
Diluted	187,127	178,508	186,316	177,686

Comprehensive income (loss):
Net income (loss)	$5,461	$(1,879)	$10,500	$(2,302)
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	2,184	—	2,184	(690)
Comprehensive income (loss)	7,645	(1,879)	12,684	(2,992)
Comprehensive income attributable to noncontrolling interests	(91)	—	(159)	—
Comprehensive income (loss) attributable to stockholders	$7,554	$(1,879)	$12,525	$(2,992)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2014	175,595	$1,756	$1,538,185	$690	$(71,192)	$1,469,439	$93	$1,469,532
Issuance of common stock	256	2	2,532	—	—	2,534	—	2,534
Share repurchases	(87)	(1)	(1,380)	—	—	(1,381)	—	(1,381)
Dividend reinvestment plan (DRIP)	3,265	33	30,991	—	—	31,024	—	31,024
Change in unrealized loss on interest rate swaps	—	—	—	(690)	—	(690)	—	(690)
Common distributions declared, $0.34 per share	—	—	—	—	(59,053)	(59,053)	—	(59,053)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Offering costs	—	—	(1,470)	—	—	(1,470)	—	(1,470)
Net loss	—	—	—	—	(2,302)	(2,302)	—	(2,302)
Balance at June 30, 2014	179,029	$1,790	$1,568,858	$—	$(132,547)	$1,438,101	$85	$1,438,186

Balance at January 1, 2015	182,131	$1,820	$1,567,653	$—	$(213,975)	$1,355,498	$22,764	$1,378,262
Share repurchases	(645)	(9)	(8,344)	—	—	(8,353)	—	(8,353)
Change in redeemable common stock	—	—	(22,115)	—	—	(22,115)	—	(22,115)
DRIP	3,363	34	31,924	—	—	31,958	—	31,958
Change in unrealized gain on interest rate swaps	—	—	—	2,184	—	2,184	—	2,184
Common distributions declared, $0.34 per share	—	—	—	—	(61,035)	(61,035)	—	(61,035)
Issuance of partnership units	—	—	—	—	—	—	4,047	4,047
Distributions to noncontrolling interests	—	—	—	—	—	—	(898)	(898)
Net income	—	—	—	—	10,341	10,341	159	10,500
Balance at June 30, 2015	184,849	$1,845	$1,569,118	$2,184	$(264,669)	$1,308,478	$26,072	$1,334,550

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
(In thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,500	$(2,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,515	33,360
Net amortization of above- and below-market leases	(354)	229
Amortization of deferred financing expense	2,491	1,764
Change in fair value of derivative	(23)	(443)
Straight-line rental income	(2,605)	(1,869)
Other	285	67
Changes in operating assets and liabilities:
Other assets	1,829	(3,606)
Accounts payable and other liabilities	1,670	7,214
Accounts payable – affiliates	1,093	663
Net cash provided by operating activities	63,401	35,077
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(88,474)	(456,795)
Capital expenditures	(9,297)	(4,550)
Change in restricted cash	(1,025)	2,867
Proceeds from sale of derivative	—	520
Net cash used in investing activities	(98,796)	(457,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility borrowings	134,800	32,000
Payments on mortgages and loans payable	(45,480)	(18,692)
Payments of deferred financing expenses	(557)	(2,301)
Distributions paid, net of DRIP	(29,262)	(27,948)
Distributions to noncontrolling interests	(753)	(16)
Repurchases of common stock	(6,183)	(852)
Proceeds from issuance of common stock	—	2,534
Payment of offering costs	—	(1,799)
Net cash provided by (used in) financing activities	52,565	(17,074)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,170	(439,955)
CASH AND CASH EQUIVALENTS:
Beginning of period	15,649	460,250
End of period	$32,819	$20,295
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$12,818	$6,915
Fair value of debt assumed	24,982	141,472
Assumed interest rate swap	—	714
Accrued capital expenditures	2,012	2,055
Change in offering costs payable to sponsor(s)	—	(329)
Change in distributions payable	(185)	81
Change in distributions payable – noncontrolling interests	145	(8)
Change in accrued share repurchase obligation	2,170	529
Distributions reinvested	31,958	31,024

See notes to consolidated financial statements.

 Phillips Edison Grocery Center REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION

Phillips Edison Grocery Center REIT I, Inc., (“we,” the “Company,” “our,” or “us”) was formed as a Maryland corporation in October 2009. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership I, L.P., (the “Operating Partnership”), a Delaware limited partnership formed in December 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Grocery Center OP GP I LLC, is the sole general partner of the Operating Partnership.

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

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. As of June 30, 2015, we owned fee simple interests in 147 real estate properties acquired from third parties unaffiliated with us or PE-NTR.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the six months ended June 30, 2015. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2015.

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT I, Inc. for the year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full year.

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

Redeemable Common Stock—Under our share repurchase program, the maximum amount of common stock that we may repurchase, at the shareholders’ election, during any calendar year is limited, among other things, to the lesser of 5% of the weighted-average number of shares outstanding during the prior calendar year or the proceeds from the DRIP during the preceding four fiscal quarters. The maximum amount is reduced each reporting period by the current year share repurchases to date.

We record amounts that may be repurchased under the share repurchase program as redeemable common stock outside of permanent equity in our consolidated balance sheets because repurchases are at the option of the holders and are not solely within our control. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to equity through additional paid-in capital.

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

Earnings Per Share—Certain limited partnership units of the Operating Partnership (designated as “Class B units”) are considered to be participating securities, as they contain non-forfeitable rights to dividends or dividend equivalents. The impact of these Class B units on basic and diluted earnings per share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the Class B units based on dividends declared and the Class B units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of June 30, 2015.

Diluted EPS reflects the potential dilution that could occur from other share equivalent activity. Therefore, vested Class B units were included in the diluted net income per share computations for the three and six months ended June 30, 2015. However, as vesting of the Class B units is contingent upon a market condition and service condition, unvested Class B units were not included in the diluted net income (loss) per share computations since the satisfaction of the market or service condition was not probable as of June 30, 2015 and 2014. There were 2.8 million vested Class B units of the Operating Partnership outstanding as of June 30, 2015. There were 0.8 million and 1.3 million unvested Class B units outstanding as of June 30, 2015 and 2014, respectively, which had no effect on EPS.

Reclassifications—The following line items on our consolidated statement of cash flows for the six months ended June 30, 2014 were reclassified to conform to the current year presentation:

•	The change in accounts receivable and the change in prepaid expenses and other were reclassified to the change in other assets;

•	The change in accounts payable and the change in accrued and other liabilities were reclassified to the change in accounts payable and other liabilities; and

•	The loss on disposal of real estate assets and the loss on write-off of unamortized debt issuance costs and capitalized leasing commissions were reclassified to other.

Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
This update amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It may be adopted either retrospectively or on a modified retrospective basis. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.
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

3. EQUITY

General—We have the authority to issue a total of 1 billion shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock, $0.01 par value per share. As of June 30, 2015, we had issued 185.9 million shares of common stock generating gross cash proceeds of $1.84 billion.  As of June 30, 2015, there were 184.8 million shares of our common stock outstanding, which is net of 1.1 million shares repurchased from stockholders pursuant to our share repurchase program, and we had issued no shares of preferred stock. The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

Dividend Reinvestment Plan—We have adopted a dividend reinvestment plan (the “DRIP”) that allows stockholders to invest distributions in additional shares of our common stock. We continue to offer up to a total of approximately 18.2 million shares of common stock under the DRIP. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our common stock at a purchase price of $9.50 per share. Once we establish an estimated value per share that is not based on the price to acquire a share in the primary offering or a follow-on public offering, shares issued pursuant to the DRIP will be priced at the estimated value per share of our common stock, as determined by PE-NTR or an independent firm chosen for that purpose.

Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income tax, may incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash. Distributions reinvested through the DRIP for the three months ended June 30, 2015 and 2014, were $16.2 million and $15.8 million, respectively. Distributions reinvested through the DRIP for six months ended June 30, 2015 and 2014 were $32.0 million and $31.0 million, respectively.

Share Repurchase Program—Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the stockholders’ original purchase prices paid for the shares being repurchased. Once we establish an estimated value per share that is not based on the price to acquire a share in the primary offering or a follow-on public offering, the repurchase price per share for all stockholders will be equal to the estimated value per share, as determined by PE-NTR or an independent firm chosen for that purpose.

Repurchase of shares of common stock will be made monthly upon written notice received by us at least five days prior to the end of the applicable month. The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time upon 30 days’ written notice. Stockholders may withdraw their repurchase request at any time up to five business days prior to the repurchase date.

The following table presents the activity of the share repurchase program for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares repurchased	131	71	645	87
Cost of repurchases	$1,276	$695	$6,184	$852
Average repurchase price	$9.74	$9.78	$9.58	$9.78

We record a liability representing our obligation to repurchase shares of common stock submitted for repurchase as of period end but not yet repurchased. Below is a summary of our obligation to repurchase shares of common stock recorded as a component of accounts payable and other liabilities on our consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Shares submitted for repurchase	411	177
Liability recorded	$3,838	$1,669

Class B Units—Under our prior advisory agreement, in connection with asset management services provided by ARC and PE-NTR, we issued 0.4 million Class B units during the six months ended June 30, 2015 for asset management services provided from October 1, 2014 through December 3, 2014, the date of the termination of our prior advisory agreement. In connection with the termination of the prior advisory agreement, we determined that the economic hurdle had been met as of that date and that the units issued to ARC and PE-NTR for asset management services provided through December 3, 2014 had vested.

Under the terms of the limited partnership agreement of the Operating Partnership, vested Class B units will convert to Operating Partnership units when the economic capital account balance attributable to those Class B units is equal to the Operating Partnership unit economic balance. Upon conversion, such Operating Partnership units may be exchanged at the election of the holder for cash or, at the option of the Operating Partnership, for shares of our common stock, under the terms of exchange rights agreements to be prepared at a future date, provided, however, that the Operating Partnership units have been outstanding for at least one year. PE-NTR has agreed under the PE-NTR Agreement not to exchange any Operating Partnership units it may hold until the listing of our common stock or the liquidation of our portfolio occurs.

As the form of the redemptions for the vested Class B units is within our control, the Class B units issued as of June 30, 2015 are classified as noncontrolling interests within permanent equity on our consolidated balance sheets. Additionally, the cumulative distributions that have been paid on these Class B units are included in noncontrolling interests as distributions to noncontrolling interests.

4. FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, comparable sales, replacement costs, income and expense growth rates and current market rents and allowances as determined by management. Real estate assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.

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

The following is a summary of discount rates and borrowings as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Discount rates:
Fixed-rate debt	3.35%	3.40%
Secured variable-rate debt	2.60%	2.48%
Unsecured variable-rate debt	2.07%	1.93%
Borrowings:
Fair value	$772,746	$665,982
Recorded value	763,442	650,462

Derivative instruments—As of June 30, 2015 and December 31, 2014, we were party to one interest rate swap agreement with a notional amount of $11.5 million and $11.6 million, respectively. The interest rate swap was assumed as part of an acquisition and is measured at fair value on a recurring basis. The interest rate swap agreement, in effect, fixes the variable interest rate of one of our secured variable-rate mortgage notes at an annual interest rate of 5.22% through June 10, 2018.

In April 2015, we entered into three interest rate swap agreements with a notional amount of $387.0 million that are measured at fair value on a recurring basis. These interest rate swap agreements effectively fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing credit facility. These swaps qualify and have been designated as cash flow hedges.

The fair value of the interest rate swap agreements as of June 30, 2015 is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and was determined using interest rate pricing models and interest rate related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we did or could actually realize upon disposition of the financial assets and liabilities previously sold or currently held.

The fair value measurements of our financial assets and liability as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
Derivative assets designated as hedging instruments:
Interest rate swaps - unsecured credit facility	$2,184	$—
Derivative liability not designated as hedging instruments:
Interest rate swap - mortgage note	537	560

5. REAL ESTATE ACQUISITIONS

During the six months ended June 30, 2015, we acquired nine retail centers for an aggregate purchase price of approximately $109.2 million, including $24.0 million of assumed debt with a fair value of $25.0 million. During the six months ended June 30, 2014, we acquired 37 grocery-anchored retail centers and one strip center adjacent to a previously acquired grocery-anchored retail center for an aggregate purchase price of approximately $602.8 million, including $139.0 million of assumed debt with a fair value of $141.5 million. The following tables present certain additional information regarding our acquisitions of properties that were deemed individually immaterial when acquired, but are material in the aggregate.

For the six months ended June 30, 2015 and 2014, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2015	2014
Land and improvements	$33,911	$194,358
Building and improvements	67,647	354,666
Acquired in-place leases	10,165	52,512
Acquired above-market leases	1,241	15,780
Acquired below-market leases	(3,782)	(14,543)
Total assets and lease liabilities acquired	109,182	602,773
Fair value of assumed debt at acquisition	24,982	141,471
Net assets acquired	$84,200	$461,302

The weighted-average amortization periods for acquired in-place lease, above-market lease, and below-market lease intangibles acquired during the six months ended June 30, 2015 and 2014 are as follows (in years):

	2015	2014
Acquired in-place leases	14	7
Acquired above-market leases	9	11
Acquired below-market leases	19	12

The amounts recognized for revenues, acquisition expenses and net loss from each respective acquisition date to June 30, 2015 and 2014 related to the operating activities of our acquisitions are as follows (in thousands):

	June 30, 2015	June 30, 2014
Revenues	$3,043	$13,056
Acquisition expenses	1,849	11,226
Net loss	1,493	10,711

The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2014 and 2015 had been acquired on January 1, 2014. Acquisition expenses related to each respective acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results. This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Pro forma revenues	$59,293	$56,390	$119,800	$115,215
Pro forma net income attributable to stockholders	7,051	5,601	13,954	13,506

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Acquired in-place leases	$192,855	$182,690
Acquired above-market leases	39,152	37,911
Total acquired intangible lease assets	232,007	220,601
Accumulated amortization	(61,869)	(43,915)
Net acquired intangible lease assets	$170,138	$176,686

Summarized below is the amortization recorded on the intangible assets for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Acquired in-place leases(1)	$7,517	$5,977	$14,979	$10,699
Acquired above-market leases(2)	1,496	1,257	2,975	2,234
Total	$9,013	$7,234	$17,954	$12,933
(1) Amortization recorded on acquired in-place leases was included in depreciation and amortization in the consolidated statements of operations.
(2) Amortization recorded on acquired above-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization on the respective acquired intangible lease assets as of June 30, 2015 for the remainder of 2015, each of the four succeeding calendar years, and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
July 1 to December 31, 2015	$14,888	$2,844
2016	27,675	4,967
2017	24,725	4,144
2018	19,532	3,361
2019	14,383	2,605
2020 and thereafter	41,708	9,306
Total	$142,911	$27,227

7. MORTGAGES AND LOANS PAYABLE

As of June 30, 2015, we had access to a $700 million unsecured revolving credit facility, which may be expanded to $1 billion, with a $426.5 million outstanding principal balance. The interest rate on amounts outstanding under this credit facility is currently LIBOR plus 1.30%. The credit facility matures on December 18, 2017, with two six-month options to extend the maturity to December 18, 2018.

As of June 30, 2015 and December 31, 2014, we had approximately $329.4 million and $350.9 million, respectively, of outstanding mortgage notes payable, excluding fair value of debt adjustments. Each mortgage note payable is secured by the respective property on which the debt was placed.

Of the amount outstanding on our mortgage notes and loans payable at June 30, 2015, $17.2 million was for a loan that matures in 2015 and was fully repaid subsequent to June 30, 2015. As of June 30, 2015 and December 31, 2014, the weighted-average interest rates for the loans were 3.85% and 3.68%, respectively.

The table below summarizes our loan assumptions in conjunction with property acquisitions for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	2015	2014
Number of properties acquired with loan assumptions	5	10
Carrying value of assumed debt at acquisition	$24,000	$138,991
Fair value of assumed debt at acquisition	24,982	141,471

The assumed below-market debt adjustments will be amortized over the remaining life of the loans, and this amortization is classified as a component of interest expense. The amortization recorded on the assumed below-market debt adjustment was $0.7 million for the three months ended June 30, 2015 and 2014. The amortization recorded on the assumed below-market debt adjustment was $1.3 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.

The following is a summary of our debt obligations as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Unsecured credit facility - fixed-rate(1)(2)	$387,000	$—
Unsecured credit facility - variable-rate(2)	39,500	291,700
Fixed-rate mortgages payable(3)(4)	329,442	350,922
Assumed below-market debt adjustment	7,500	7,840
Total	$763,442	$650,462

(1)
As of June 30, 2015, the interest rate on $387.0 million outstanding under our unsecured credit facility was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 2019 to February 2021 (see Notes 4 and 10).

(2)
The gross borrowings under our credit facility were $151.8 million during the six months ended June 30, 2015. The gross payments on our credit facility were $17.0 million during the six months ended June 30, 2015.

(3)
Due to the non-recourse nature of certain mortgages, the assets and liabilities of certain properties are neither available to pay the debts of the consolidated property-holding limited liability companies nor constitute obligations of such consolidated limited liability companies as of June 30, 2015. The outstanding principal balance of these non-recourse mortgages as of June 30, 2015 and December 31, 2014 was $232.3 million and $252.1 million, respectively.

(4)
As of June 30, 2015 and December 31, 2014, the interest rate on one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement. The outstanding principal balance of that variable-rate mortgage note payable was $11.5 million and $11.6 million as of June 30, 2015 and December 31, 2014, respectively (see Notes 4 and 10).

Below is a listing of our maturity schedule with the respective principal payment obligations (in thousands) and weighted-average interest rates:

	2015(1)	2016	2017	2018	2019	Thereafter	Total
Maturing debt:(2)
Unsecured credit facility - fixed-rate(3)	$—	$—	$387,000	$—	$—	$—	$387,000
Unsecured credit facility - variable-rate	—	—	39,500	—	—	—	39,500
Fixed-rate mortgages payable(4)(5)	20,404	104,797	47,290	44,857	4,206	107,888	329,442
Total maturing debt	$20,404	$104,797	$473,790	$44,857	$4,206	$107,888	$755,942
Weighted-average interest rate on debt:
Unsecured credit facility - fixed-rate(3)	—%	—%	2.69%	—%	—%	—%	2.69%
Unsecured credit facility - variable-rate	—%	—%	1.49%	—%	—%	—%	1.49%
Fixed-rate mortgages payable(4)(5)	5.41%	5.68%	5.31%	5.33%	5.80%	5.23%	5.50%
Total	5.41%	5.68%	2.85%	5.33%	5.80%	5.23%	3.85%

(1)	Includes only July 1, 2015 through December 31, 2015.

(2)	The debt maturity table does not include the assumed below-market debt adjustment.

(3)
As of June 30, 2015, the interest rate on $387.0 million outstanding under our unsecured credit facility was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 2019 to February 2021 (see Notes 4 and 10).

(4)
As of June 30, 2015 and December 31, 2014, the interest rate on one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement. The outstanding principal balance of that variable-rate mortgage note payable was $11.5 million and $11.6 million as of June 30, 2015 and December 31, 2014, respectively (see Notes 4 and 10).

(5)	All but $6.3 million of the fixed-rate debt represents loans assumed as part of certain acquisitions.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Amortization recorded on the acquired below-market lease intangible liabilities for the three months ended June 30, 2015 and 2014 was $1.7 million and $1.1 million, respectively. Amortization recorded on the acquired below-market lease intangible liabilities for the six months ended June 30, 2015 and 2014 was $3.3 million and $2.0 million, respectively. The recorded amortization was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization income of the intangible lease liabilities as of June 30, 2015 for the remainder of 2015, each of the four succeeding calendar years, and thereafter is as follows (in thousands):

Year	Below-Market Leases
July 1 to December 31, 2015	$3,305
2016	6,182
2017	5,251
2018	4,208
2019	3,473
2020 and thereafter	20,489
Total	$42,908

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2015, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of June 30, 2015, we had three interest rate swaps with a notional amount of $387.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense as interest payments are made on the variable-rate debt. During the next 12 months, we estimate that an additional $3.9 million will be reclassified from other comprehensive income as an increase to interest expense.

During the six months ended June 30, 2014, we terminated a designated interest rate swap and accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts resulted in a gain of $690,000 recorded in other income, net in the consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2014. As a result of the hedged forecasted transaction becoming probable not to occur, the swap was de-designated as a cash flow hedge in February 2014, and a loss of $326,000 was recorded directly in other income, net during the six months ended June 30, 2014.

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments are recorded directly in other (expense) income, net and resulted in a loss of $6,000 and a gain of $26,000 for the three months ended June 30, 2015 and 2014, respectively. Changes in the fair value of these derivative instruments resulted in losses of $127,000 and $300,000 for the six months ended June 30, 2015 and 2014, respectively, including the loss recorded in relation to the aforementioned de-designated swap.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2015	2014	2015	2014
Amount of gain recognized in other comprehensive income on interest rate swaps	$1,391	$—	$1,391	$—
Amount of loss reclassified from accumulated other comprehensive income into interest expense	793	—	793	—
Amount of gain recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	—	—	—	690

Credit-risk-related Contingent Features

We have an agreement with our derivative counterparties that contains a provision where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations.

As of June 30, 2015, the fair value of our derivative not designated as a hedge was in a liability position and the fair value of our derivatives designated as hedges were in an asset position. These derivative positions include accrued interest, but exclude any adjustment for nonperformance risk related to this agreement. As of June 30, 2015, we had not posted any collateral related to this agreement.

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

Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to PE-NTR, ARC and their affiliates as of June 30, 2015 and December 31, 2014, and any related amounts unpaid as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Total Organization and Offering costs charged	$27,104	$27,104
Total Organization and Offering costs reimbursed	27,029	27,029
Total unpaid Organization and Offering costs(1)	$75	$75

(1)	Certain of these cumulative organization and offering costs were charged to us by ARC. The net payable of $75 was due to ARC as of June 30, 2015 and December 31, 2014.

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

Acquisition Expenses—We reimburse PE-NTR for expenses actually incurred related to selecting, evaluating, and acquiring assets on our behalf. During the six months ended June 30, 2015 and 2014, we reimbursed PE-NTR for personnel costs related to due diligence services for assets we acquired during the period.

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

On December 3, 2014, we terminated the ARC Agreement. As a result, 2.8 million Class B units issued in connection with asset management services provided as of that date vested upon our determination that the requisite economic hurdle had been met on the same date. Such economic hurdle required that the value of the Operating Partnership’s assets plus all distributions made equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon.

We continue to issue Class B units to PE-NTR and ARC in connection with the asset management services provided by PE-NTR under the PE-NTR Agreement. Such Class B units will not vest until the economic hurdle is met in conjunction with (i) a termination of the PE-NTR Agreement by our independent directors without cause, (ii) a listing event, or (iii) a liquidity event;

provided that PE-NTR serves as our advisor at the time of any of the foregoing events. During the six months ended June 30, 2015, the Operating Partnership issued 0.4 million Class B units to PE-NTR and ARC under the ARC Agreement for the asset management services performed by PE-NTR and ARC during the period from October 1, 2014 to December 3, 2014, and 0.8 million Class B units to PE-NTR and ARC under the PE-NTR Agreement for the asset management services performed by PE-NTR during the period from December 3, 2014 through March 31, 2015.

Financing Fee—We pay PE-NTR under the PE-NTR Agreement and we paid ARC under the ARC Agreement a financing fee equal to 0.75% of all amounts made available under any loan or line of credit.

Disposition Fee—We pay PE-NTR under the PE-NTR Agreement and we paid ARC under the ARC Agreement for substantial assistance by PE-NTR, ARC or any of their affiliates in connection with the sale of properties or other investments, 2.0% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors determines whether PE-NTR, ARC or their respective affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes PE-NTR, ARC or their respective affiliates’ preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by PE-NTR, ARC or their respective affiliates in connection with a sale. However, if we sold an asset to an affiliate, our organizational documents would prohibit us from paying a disposition fee to PE-NTR, ARC or their respective affiliates.

General and Administrative Expenses—As of June 30, 2015 and December 31, 2014, we owed PE-NTR $17,000 and $26,000, respectively, for general and administrative expenses paid on our behalf. As of June 30, 2015, PE-NTR has not allocated any portion of their employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC, except for organization and offering costs and general and administrative expenses, which we disclose above, for the three and six months ended June 30, 2015 and 2014 and any related amounts unpaid as of June 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Acquisition fees	$228	$3,161	1,083	6,003	$—	$—
Acquisition expenses	23	403	162	668	—	—
Class B unit distribution - vested(1)	470	—	898	—	153	—
Class B unit distribution - unvested(2)	99	199	111	317	45	135
Financing fees	—	409	180	1,042	—	—
Total	$820	$4,172	$2,434	$8,030	$198	$135

(1)	The distributions paid to holders of vested Class B units are presented as distributions to noncontrolling interests on the consolidated statements of equity.

(2)	The distributions paid to holders of unvested Class B units are presented as general and administrative expense on the consolidated statements of operations.

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

Property Management Fee—Commencing June 1, 2014, the amount we pay to the Property Manager in monthly property management fees decreased from 4.5% to 4.0% of the monthly gross cash receipts from the properties managed by the Property Manager. In the event that we contract directly with a non-affiliated third-party property manager with respect to a property, we will pay the Property Manager a monthly oversight fee equal to 1.0% of the gross revenues of the property managed.

Leasing Commissions—In addition to the property management fee or oversight fee, if the Property Manager provides leasing services with respect to a property, we pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services based on national market rates. The Property Manager shall be paid a leasing fee in connection with a tenant’s exercise of an option to extend an existing lease, and the leasing fees payable to the Property Manager may be increased by up to 50% in the event that the Property Manager engages a co-broker to lease a particular vacancy. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

Construction Management Fee—If we engage the Property Manager to provide construction management services with respect to a particular property, we pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.

Other Fees and Reimbursements—The Property Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by PE-NTR or certain of its affiliates. The Property Manager also directs the purchase of equipment and supplies and will supervise all maintenance activity.

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and six months ended June 30, 2015 and 2014 and any related amounts unpaid as of June 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Property management fees	$2,407	$1,725	$4,592	$3,307	$918	$474
Leasing commissions	1,992	1,139	4,020	1,708	509	191
Construction management fees	246	210	411	250	85	73
Other fees and reimbursements	1,018	445	2,021	738	419	—
Total	$5,663	$3,519	$11,044	$6,003	$1,931	$738

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

As of June 30, 2015, PE-NTR owned 176,509 shares of our common stock, or approximately 0.10% of our common stock issued during our initial public offering period, which closed on February 7, 2014. PE-NTR may not sell any of these shares while serving as our advisor.

12. OPERATING LEASES

The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at June 30, 2015, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
July 1 to December 31, 2015	$88,743
2016	168,562
2017	153,154
2018	134,885
2019	112,224
2020 and thereafter	475,320
Total	$1,132,888

No single tenant comprised 10% or more of our aggregate annualized effective rent as of June 30, 2015.

13. SUBSEQUENT EVENTS

Distributions to Stockholders

Distributions equal to a daily amount of $0.00183562 per share of common stock outstanding were paid subsequent to June 30, 2015 to the stockholders of record from June 1, 2015 through July 31, 2015 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
June 1, 2015 through June 30, 2015	7/1/2015	$10,179	$5,294	$4,885
July 1, 2015 through July 31, 2015	8/3/2015	10,530	5,470	5,060

On July 8, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing August 1, 2015 through and including October 31, 2015. The authorized distributions equal a daily amount of $0.00183562 per share of common stock, par value $0.01 per share.

Acquisition

Subsequent to June 30, 2015, we acquired the following property (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Westcreek Plaza Shopping Center	Coconut Creek, FL	n/a(1)	7/10/2015	$10,132	37,616	93.3%
 (1) Westcreek Plaza Shopping Center is an outlet adjacent to a previously acquired Publix-anchored center, West Creek Commons.

The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisition of the aforementioned property have not been presented as the initial accounting for the acquisition was incomplete at the time this Quarterly Report on Form 10-Q was filed with the SEC. The initial accounting was incomplete due to the late closing date of the acquisition.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison Grocery Center REIT I, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the six months ended June 30, 2015:

		Property Acquisitions
	Cumulative	During the
	Portfolio Through	Six Months Ended
	June 30, 2015	June 30, 2015
Number of properties	147	9
Number of states	28	7
Weighted-average capitalization rate(1)	7.1%	6.4%
Weighted-average capitalization rate with straight-line rent(2)	7.3%	6.5%
Total acquisition purchase price (in millions)(3)	$2,223	$108
Total square feet (in thousands)	15,499	779
Leased % of rentable square feet(4)	95.4%	93.5%
Average remaining lease term in years(5)	6.1	7.2
Annualized effective rent per square feet(6)	$12.07	$10.17

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

(3)	Excludes the assumed below-market debt adjustment (see Notes 5 and 7 to the consolidated financial statements).

(4)	As of June 30, 2015.

(5)	As of June 30, 2015. The average remaining lease term in years excludes future options to extend the term of the lease.

(6)	We calculate annualized effective rent per square foot as monthly contractual rent as of June 30, 2015 multiplied by 12 months, less any tenant concessions, divided by leased square feet.

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after June 30, 2015 over each of the ten years ending December 31, 2015 and thereafter for our 147 shopping centers. The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (in thousands, except number of expiring leases):

	Number of		% of Total Portfolio	Leased Rentable
	Expiring	Annualized	Annualized	Square Feet	% of Leased Rentable
Year	Leases	Effective Rent(1)	Effective Rent	Expiring	Square Feet Expiring
July 1 to December 31, 2015(2)	121	$5,128	2.9%	374	2.5%
2016	333	15,105	8.5%	1,195	8.1%
2017	314	17,874	10.0%	1,487	10.1%
2018	313	20,346	11.4%	1,610	10.9%
2019	338	25,218	14.1%	1,911	12.9%
2020	225	18,101	10.1%	1,523	10.3%
2021	75	9,616	5.4%	946	6.4%
2022	55	9,042	5.1%	879	5.9%
2023	69	15,079	8.4%	1,275	8.6%
2024	98	10,734	6.0%	1,117	7.6%
Thereafter	161	32,339	18.1%	2,474	16.7%
	2,102	$178,582	100.0%	14,791	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2015 multiplied by 12 months, less any tenant concessions.

(2)	Subsequent to June 30, 2015, we renewed 10 of the 121 leases expiring in 2015, which accounts for 24,172 total square feet and total annualized effective rent of $0.5 million.

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

The following table presents the composition of our portfolio by tenant type as of June 30, 2015 (in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	8,092	54.7%	$76,682	42.9%
National and regional(2)	4,717	31.9%	66,706	37.4%
Local	1,982	13.4%	35,194	19.7%
	14,791	100.0%	$178,582	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of June 30, 2015 (in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	8,092	54.7%	$76,682	42.9%
Retail Stores(2)	3,445	23.3%	40,505	22.7%
Services(2)	2,076	14.0%	37,419	21.0%
Restaurant	1,179	8.0%	23,976	13.4%
	14,791	100.0%	$178,582	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of June 30, 2015 (in thousands, except number of locations):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Kroger(3)(9)	35	1,949	13.2%	$14,943	8.4%
Publix	31	1,458	9.9%	14,805	8.2%
Walmart(4)	9	1,121	7.6%	5,198	2.9%
Albertsons-Safeway(5)	13	783	5.3%	8,219	4.6%
Giant Eagle	7	559	3.8%	5,362	3.0%
Ahold USA(6)	6	411	2.8%	6,377	3.6%
SUPERVALU(7)	4	273	1.8%	2,372	1.3%
Raley’s	3	193	1.3%	3,422	1.9%
Winn-Dixie	3	147	1.0%	1,545	0.9%
Delhaize America(8)	4	142	1.0%	1,844	1.0%
Hy-Vee	2	127	0.9%	527	0.3%
Schnuck’s	2	121	0.8%	1,459	0.8%
Pick ‘n Save	2	109	0.7%	1,061	0.6%
Coborn’s	2	108	0.7%	1,350	0.8%
Sprouts Farmers Market	3	94	0.6%	1,146	0.6%
H-E-B	1	81	0.5%	1,210	0.7%
Price Chopper	1	68	0.5%	844	0.5%
Big Y	1	65	0.4%	1,048	0.6%
PAQ, Inc.(9)	1	59	0.4%	1,046	0.6%
Trader Joe’s	4	55	0.4%	921	0.5%
Rosauers Supermarkets, Inc.	1	51	0.3%	537	0.3%
Save Mart	1	50	0.3%	399	0.2%
The Fresh Market	2	38	0.3%	597	0.3%
Fresh Thyme Farmers Market	1	30	0.2%	450	0.3%
	139	8,092	54.7%	$76,682	42.9%

(1)
Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were 28 as of June 30, 2015. Also excluded are the anchor tenants of Southern Hills Crossing, Sulphur Grove, East Side Square, Hoke Crossing, Fairfield Crossing, and Lakeshore Crossing, as we do not own the portion of each of these shopping centers that is leased to a Walmart Supercenter. The anchor tenant of Lake Wales (CVS) and the anchor tenant of Onalaska (Kohl’s) are also excluded, as neither is a grocery-anchor.

(2)	We calculate annualized effective rent as monthly contractual rent as of June 30, 2015 multiplied by 12 months, less any tenant concessions.

(3)	King Soopers, Harris Teeter, Smith’s, Fry’s, and QFC are affiliates of Kroger.

(4)
The Walmart stores at Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets.  The Walmart stores at Northcross, Bear Creek Plaza, Flag City Station, Town & Country Shopping Center, Town Fair Center and Hamilton Village are Walmart Supercenters.

(5)	Dominick’s, Vons, Jewel-Osco, Market Street and Shaw’s are affiliates of Albertsons-Safeway.

(6)	Giant Foods, Giant Food Stores, Stop & Shop, and Martin’s are affiliates of Ahold USA.

(7)	Cub Foods and Shop ‘n Save are affiliates of SUPERVALU INC.

(8)	Food Lion and Hannaford are affiliates of Delhaize America.

(9)	Food 4 Less at Boronda Plaza is owned by PAQ, Inc. and Food 4 Less at Driftwood Village is owned by Kroger.

Results of Operations

Summary of Operating Activities for the Three Months Ended June 30, 2015 and 2014

(In thousands, except per share amounts)				Favorable (Unfavorable) Change
	2015	2014	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$59,194	$43,914	$15,280	$14,882	$398
Property operating expenses	(8,372)	(6,999)	(1,373)	(1,855)	482
Real estate tax expenses	(8,548)	(6,450)	(2,098)	(2,095)	(3)
General and administrative expenses	(2,509)	(2,497)	(12)	197	(209)
Acquisition expenses	(1,487)	(5,925)	4,438	4,413	25
Depreciation and amortization	(25,271)	(19,198)	(6,073)	(6,254)	181
Interest expense, net	(7,543)	(4,890)	(2,653)	(3,166)	513
Other (expense) income, net	(3)	166	(169)	(168)	(1)
Net income (loss)	5,461	(1,879)	7,340	5,954	1,386
Net income attributable to noncontrolling interests	(91)	—	(91)	29	(120)
Net income (loss) attributable to stockholders	$5,370	$(1,879)	$7,249	$5,983	$1,266

Net income (loss) per share—basic and diluted	$0.03	$(0.01)	$0.04

The Same-Center column above includes the 83 properties that were owned and operational prior to January 1, 2014. The Non-Same-Center column includes properties that were acquired on or after January 1, 2014, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. We owned 120 properties as of June 30, 2014 and 147 properties as of June 30, 2015. Unless otherwise discussed below, year-over-year comparative differences for the three months ended June 30, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

Total revenues—In addition to a $14.9 million increase related to the acquisition of 46 properties in 2014 and 2015, total revenues increased by $0.4 million primarily due to a $0.27 growth in minimum rent per square foot and a 0.7% increase in occupancy since June 30, 2014.

Property operating expenses—These expenses include (i) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, landscaping, utilities, property insurance costs, security and various other property related expenses; (ii) bad debt expense; and (iii) property management fees. The $1.4 million increase in property operating expenses was comprised of $1.9 million related to the acquisition of 46 properties in 2014 and 2015, which was partially offset by a $0.3 million reduction in bad debt expense and a $0.3 million decrease due to the timing of exterior maintenance expenses.

General and administrative expenses—General and administrative expenses include legal and professional fees, insurance for directors and officers, transfer agent fees, and other corporate-level expenses. There was no significant difference in these expenses for the three months ended June 30, 2015 as compared to the same period in 2014.

Interest expense, net—The debt incurred in connection with the acquisition of 46 properties in 2014 and 2015 resulted in a $3.2 million increase in interest expense, of which $0.8 million was due to additional expense from fixing the interest rate on our unsecured credit facility by entering into interest rate swap agreements. Partially offsetting these costs was a $0.5 million decrease in interest expense for same-center properties as a result of lower outstanding principal balances from payments on our fixed-rate mortgages in 2014 and 2015.

Summary of Operating Activities for the Six Months Ended June 30, 2015 and 2014

(In thousands, except per share amounts)				Favorable (Unfavorable) Change
	2015	2014	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$118,141	$79,591	$38,550	$37,069	$1,481
Property operating expenses	(18,358)	(13,124)	(5,234)	(5,677)	443
Real estate tax expenses	(16,727)	(10,732)	(5,995)	(5,275)	(720)
General and administrative expenses	(4,871)	(4,268)	(603)	(368)	(235)
Acquisition expenses	(3,222)	(11,311)	8,089	8,015	74
Depreciation and amortization	(50,001)	(34,601)	(15,400)	(15,520)	120
Interest expense, net	(14,337)	(8,570)	(5,767)	(6,763)	996
Other (expense) income, net	(125)	713	(838)	(837)	(1)
Net income (loss)	10,500	(2,302)	12,802	10,644	2,158
Net income attributable to noncontrolling interests	(159)	—	(159)	64	(223)
Net income (loss) attributable to stockholders	$10,341	$(2,302)	$12,643	$10,708	$1,935

Net income (loss) per share—basic and diluted	$0.06	$(0.01)	$0.07

The Same-Center column above includes the 83 properties that were owned and operational prior to January 1, 2014. The Non-Same-Center column includes properties that were acquired on or after January 1, 2014, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. We owned 120 properties as of June 30, 2014 and 147 properties as of June 30, 2015. Unless otherwise discussed below, year-over-year comparative differences for the six months ended June 30, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

Total revenues—In addition to a $37.1 million increase related to the acquisition of 46 properties in 2014 and 2015, the $38.6 million increase in total revenues was primarily related to a $0.9 million increase in rental income and a $0.5 million increase in tenant recovery income. The increase in rental income was driven by a $0.27 increase in minimum rent per square foot and a 0.7% increase in occupancy since June 30, 2014. The increase in tenant recovery income stemmed from an improvement in the recovery percentage along with increases in real estate tax expenses.

Property operating expenses—These expenses include (i) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, landscaping, snow removal, utilities, property insurance costs, security and various other property related expenses; (ii) bad debt expense; and (iii) property management fees. Property operating expenses increased by $5.7 million due to the acquisition of 46 properties in 2014 and 2015. These costs were partially offset by a $0.4 million reduction in bad debt expense.

Real estate tax expenses—The $6.0 million increase in real estate tax expenses was primarily comprised of a $5.3 million increase related to the acquisition of 46 properties in 2014 and 2015, along with approximately $0.7 million of additional expenses due to changes in assessed property values.

General and administrative expenses—General and administrative expenses include legal and professional fees, insurance for directors and officers, transfer agent fees, and other corporate-level expenses. General and administrative expenses increased $0.6 million primarily due to a $0.4 million increase related to the acquisition of 46 properties in 2014 and 2015, along with a $0.2 million increase in legal and professional fees.

Interest expense, net—The debt incurred in connection with the acquisition of 46 properties in 2014 and 2015 resulted in a $6.8 million increase in interest expense, of which $0.8 million was due to additional expense from fixing the interest rate on our unsecured credit facility by entering into interest rate swap agreements. Partially offsetting these costs was a $1.0 million decrease in interest expense for same-center properties primarily as a result of lower outstanding principal balances from payments on our fixed-rate mortgages in 2014 and 2015.

Other (expense) income, net—The $0.8 million reduction in other (expense) income, net, was largely due to non-recurring income that was recognized in 2014, but not in 2015. During the six months ended June 30, 2014, we recognized a net gain of $0.4 million upon the de-designation and disposal of an interest rate swap and we recognized $0.3 million of additional interest income due to higher cash balances throughout 2014.

We generally expect our revenues and expenses to increase in future years as a result of owning the properties acquired in 2015 for a full year. Although we expect our general and administrative expenses to increase, we expect such expenses to decrease as a percentage of our revenues.

Leasing Activity

Below is a summary of leasing activity for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
New leases:
Number of leases	56	31	107	58
Square footage (in thousands)	125	60	267	101
First-year base rental revenue (in thousands)	$1,946	$996	$3,913	$1,606
Average rent per square foot (“PSF”)	$15.53	$16.69	14.67	$15.84
Average cost PSF of executing new leases(1)	$30.66	$26.68	31.29	$24.66
Renewals and Options:
Number of leases	75	70	145	107
Square footage (in thousands)	393	221	822	306
First-year base rental revenue (in thousands)	$5,181	$3,616	$9,963	$5,298
Average rent PSF	$13.17	$16.39	$12.12	$17.29
Average rent PSF prior to renewals	$11.89	$15.62	$11.04	$16.34
Percentage increase in average rent PSF	10.8%	4.9%	9.8%	5.8%
Average cost PSF of executing renewals and options(1)	$2.92	$3.35	$4.64	$3.55
(1) The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

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

The table below is a comparison of the Same-Center NOI for the six months ended June 30, 2015 to the six months ended June 30, 2014 (in thousands):

	2015	2014	$ Change	% Change
Revenues:
Rental income(1)	$50,682	$49,453	$1,229
Tenant recovery income	15,932	15,342	590
Other property income	333	314	19
	66,947	65,109	1,838	2.8%
Operating expenses:
Property operating expenses	10,721	11,164	(443)
Real estate taxes	9,491	8,771	720
	20,212	19,935	277	1.4%
Total Same-Center NOI	$46,735	$45,174	$1,561	3.5%

(1)	Excludes straight-line rental income and the net amortization of above- and below-market leases.

Same-Center NOI increased $1.6 million, or 3.5%, for the six months ended June 30, 2015, as compared to the same period in 2014. This positive growth was primarily due to a $0.27 increase in minimum rent per square foot, an improvement in occupancy of 0.7%, and a $0.4 million reduction in bad debt expense.

Below is a reconciliation of net income (loss) to Same-Center NOI for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	2015	2014
Net income (loss)	$10,500	$(2,302)
Adjusted to exclude:
Interest expense, net	14,337	8,570
Other expense (income), net	125	(713)
General and administrative expenses	4,871	4,268
Acquisition expenses	3,222	11,311
Depreciation and amortization	50,001	34,601
Net amortization of above- and below-market leases	(354)	229
Straight-line rental income	(2,605)	(1,869)
NOI	80,097	54,095
Less: NOI from centers excluded from Same-Center	(33,362)	(8,921)
Total Same-Center NOI	$46,735	$45,174

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairment charges, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or are requested or required by lessees for operational purposes in order to maintain the value disclosed. Since real estate values have historically risen or fallen with market conditions, including inflation, changes in interest rates, the business cycle, unemployment and consumer spending, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals. Additionally, we believe it is appropriate to exclude impairment charges from FFO, as these are fair value adjustments that are largely based on market fluctuations and assessments regarding general market conditions, which can change over time. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our targeted portfolio, which will consist primarily of, but is not limited to, necessity-based neighborhood and community shopping centers.

Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations (“MFFO”), which excludes from FFO the following items:

•	acquisition fees and expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting;

•	losses related to the vesting of Class B units issued to PE-NTR and our previous advisor, American Realty Capital II Advisors, LLC (“ARC”), in connection with asset management services provided; and

•	adjustments related to the above items for joint ventures and noncontrolling interests and unconsolidated entities in the application of equity accounting.

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

•
Adjustments for straight-line rents and amortization of discounts and premiums on debt investments—GAAP requires rental receipts and discounts and premiums on debt investments to be recognized using various systematic methodologies. This may result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance. The adjustment to MFFO for straight-line rents, in particular, is made to reflect rent and lease payments from a GAAP accrual basis to a cash basis.

•
Adjustments for amortization of above- or below-market intangible lease assets—Similar to depreciation and amortization of other real estate-related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes ratably over the lease term and should be recognized in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, and the intangible value is not adjusted to reflect these changes, management believes that by excluding these charges, MFFO provides useful supplemental information on the performance of the real estate.

•
Gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting—This item relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in core operating fundamentals rather than changes that may reflect anticipated, but unknown, gains or losses.

•
Adjustment for gains or losses related to early extinguishment of derivatives and debt instruments—Similar to extraordinary items excluded from FFO, these adjustments are not related to continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

•
Adjustment for losses related to the vesting of Class B units issued to PE-NTR and ARC in connection with asset management services provided—Similar to extraordinary items excluded from FFO, this adjustment is nonrecurring and contingent on several factors outside of our control. Furthermore, the expense recognized in 2014 is a cumulative amount related to compensation for asset management services provided by PE-NTR and ARC since October 1, 2012 and does not relate entirely to the current period in which such loss is recognized. Finally, this expense is a non-cash expense and is not related to our ongoing operating performance.

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

Neither FFO nor MFFO should be considered as an alternative to net income (loss) or income (loss) from continuing operations under GAAP, nor as an indication of our liquidity, nor is any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition-related costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock was a stated value and there is no current net asset value determination. Additionally, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated. Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements. FFO and MFFO should not be viewed as more prominent measures of performance than our net income or cash flows from operations prepared in accordance with GAAP. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

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

FFO AND MFFO
FOR THE PERIODS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Calculation of FFO
Net income (loss) attributable to stockholders	$5,370	$(1,879)	$10,341	$(2,302)
Add:
Depreciation and amortization of real estate assets	25,271	19,198	50,001	34,601
Less:
Noncontrolling interest	(376)	—	(710)	—
FFO	$30,265	$17,319	$59,632	$32,299
Calculation of MFFO
FFO	$30,265	$17,319	$59,632	$32,299
Adjustments:
Acquisition expenses	1,487	5,925	3,222	11,311
Net amortization of above- and below-market leases	(176)	140	(354)	229
Straight-line rental income	(1,361)	(1,038)	(2,605)	(1,869)
Amortization of market debt adjustment	(715)	(655)	(1,322)	(1,173)
Change in fair value of derivative	(70)	(51)	(23)	(443)
Noncontrolling interest	58	—	61	—
MFFO	$29,488	$21,640	$58,611	$40,354

Earnings per common share:
Weighted-average common shares outstanding - basic	184,342	178,508	183,669	177,686
Weighted-average common shares outstanding - diluted	187,127	178,508	186,316	177,686
Net income (loss) per share - basic and diluted	$0.03	$(0.01)	$0.06	$(0.01)
FFO per share - basic and diluted	$0.16	$0.10	0.32	$0.18
MFFO per share - basic and diluted	$0.16	$0.12	0.32	$0.23

Liquidity and Capital Resources

General

Our principal demands for funds are for operating expenses, capital expenditures, distributions to stockholders, and principal and interest on our outstanding indebtedness. We intend to use our cash on hand, proceeds from debt financings, operating cash flows, and proceeds from our dividend reinvestment program (the “DRIP”) as our primary sources of immediate and long-term liquidity.

As of June 30, 2015, we had cash and cash equivalents of $32.8 million. During the six months ended June 30, 2015, we had a net cash increase of $17.2 million.

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

As of June 30, 2015, we had $755.9 million of contractual debt obligations, representing our unsecured revolving credit facility and mortgage loans secured by our real estate assets. As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using proceeds from corporate-level debt or cash generated from operations. Of the amount outstanding at June 30, 2015, $17.2 million was for a loan that matures in 2015 and was fully repaid subsequent to June 30, 2015. As of June 30, 2015, we had access to a $700 million unsecured revolving credit facility, which may be expanded to $1 billion, with an outstanding principal balance of $426.5 million.

For the six months ended June 30, 2015, gross distributions of approximately $61.2 million were paid to stockholders, including $32.0 million of distributions reinvested through the DRIP, for net cash distributions of $29.3 million. Distributions were funded by cash generated from operating activities. On July 1, 2015, gross distributions of approximately $10.2 million were paid, including $5.3 million of distributions reinvested through the DRIP, for net cash distributions of $4.9 million. On August 3, 2015, gross distributions of approximately $10.5 million were paid, including $5.5 million of distributions reinvested through the DRIP, for net cash distributions of $5.0 million.

On July 8, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing August 1, 2015 through and including October 31, 2015. The authorized distributions equal a daily amount of $0.00183562 per share of common stock, par value $0.01 per share. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for operating expenses, capital expenditures, distributions to stockholders, repurchases of common stock, and the interest and principal on indebtedness. Generally, we expect to meet cash needs from our cash flows from operations and from proceeds from the DRIP. As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using proceeds from corporate-level debt. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings.

As of June 30, 2015, our leverage ratio was 32.1% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost).

The table below summarizes our consolidated indebtedness at June 30, 2015 (dollars in thousands).

	Principal Amount at	Weighted-Average Interest Rate	Weighted-Average Years to Maturity
Debt(1)	June 30, 2015
Unsecured credit facility - fixed-rate(2)	$387,000	2.69%	2.5
Unsecured credit facility - variable-rate	39,500	1.49%	2.5
Fixed-rate mortgages payable(3)	329,442	5.50%	4.3
Total	$755,942	3.85%	3.3

(1)	The debt maturity table does not include any below-market debt adjustment, of which $7.5 million, net of accumulated amortization, was recorded as of June 30, 2015.

(2)
As of June 30, 2015, the interest rate on $387.0 million outstanding under our unsecured credit facility was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 1, 2019 to February 1, 2021 (see Notes 4 and 10 to the consolidated financial statements).

(3)
As of June 30, 2015 and December 31, 2014, the interest rate on one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement. The outstanding principal balance of that variable-rate mortgage note payable was $11.5 million and $11.6 million as of June 30, 2015 and December 31, 2014, respectively (see Notes 4 and 10 to the consolidated financial statements).

Interest Rate Hedging

We are party to an interest rate swap agreement that, in effect, fixes the variable interest rate on $11.5 million of one of our variable-rate mortgage notes at an annual interest rate of 5.22% through June 10, 2018. The swap has not been designated as a cash flow hedge and is recorded at fair value.

Additionally, we are party to three interest rate swap agreements that fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing unsecured credit facility. Below is a summary of the three interest rate swaps related to our existing credit facility (dollars in thousands):

	Notional Amount	Swap Rate	Effective Interest Rate(1)	Maturity Date
First interest rate swap	$100,000	1.21%	2.51%	February 1, 2019
Second interest rate swap	175,000	1.40%	2.70%	February 3, 2020
Third interest rate swap	112,000	1.55%	2.85%	February 1, 2021

(1)	The effective rate equals the swap rate plus the spread on the unsecured credit facility of 1.30%.

Contractual Commitments and Contingencies

Our contractual obligations as of June 30, 2015, were as follows (in thousands):

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations - principal payments	$755,942	$20,404	$104,797	$473,790	$44,857	$4,206	$107,888
Long-term debt obligations - interest payments(1)	93,287	16,557	25,894	18,859	6,323	5,746	19,908
Other interest payments(1)(2)	11,750	—	—	—	5,386	4,281	2,083
Operating lease obligations	660	32	64	49	30	30	455
Total	$861,639	$36,993	$130,755	$492,698	$56,596	$14,263	$130,334

(1)	Future variable-rate interest payments are based on interest rates as of June 30, 2015.

(2)	After the maturity of the credit facility on December 18, 2017, the obligation to make interest payments on the notional amount of the interest rate swaps remains until the maturity date of each swap.

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

As of June 30, 2015, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short and long term.

Distributions

Distributions for the six months ended June 30, 2015 and 2014 accrued at an average daily rate of $0.00183562 per share of common stock. Activity related to distributions to our common stockholders for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross distributions paid	$31,056	$30,062	$61,220	$58,972
Distributions reinvested through DRIP	16,160	15,813	31,958	31,024
Net cash distributions	14,896	14,249	29,262	27,948
Net income (loss) attributable to stockholders	5,370	(1,879)	10,341	(2,302)
Net cash provided by operating activities	34,730	18,721	63,401	35,077

During the three and six months ended June 30, 2015, distributions were funded by cash generated from operating activities. There were gross distributions of $10.2 million and $10.4 million accrued and payable to our common stockholders as of June 30, 2015 and December 31, 2014, respectively.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2015. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 9, 2015.

Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
This update amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It may be adopted either retrospectively or on a modified retrospective basis. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.
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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We hedge a portion of our exposure to interest rate fluctuations through the utilization of interest rate swaps in order to mitigate the risk of this exposure. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Our hedging decisions are determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. Because we use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As of June 30, 2015, we were party to an interest rate swap agreement that, in effect, fixed the variable interest rate on $11.5 million of one of our secured variable-rate mortgage notes at 5.22%, and we were party to three interest rate swap agreements that fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing unsecured credit facility.

As of June 30, 2015, we had not fixed the interest rate for $39.5 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at June 30, 2015 would result in approximately $0.4 million of additional interest expense. We had no other outstanding interest rate contracts as of June 30, 2015.

These amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2015, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2015.
Internal Control Changes
During the second quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our organizational documents permit us to pay distributions from any source without limit. To the extent we fund distributions from borrowings or the net proceeds from the issuance of securities, as we have done, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and our stockholders’ overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.  For the six months ended June 30, 2015, we paid distributions of approximately $61.2 million, including distributions reinvested through the DRIP of $32.0 million, and our GAAP cash flows from operations were approximately $63.4 million. For the year ended December 31, 2014, we paid distributions of approximately $119.6 million, including distributions reinvested through the DRIP of $63.0 million, and our GAAP cash flows from operations were approximately $75.7 million.

Because the offering price in the DRIP exceeds our net tangible book value per share, investors in the DRIP will experience immediate dilution in the net tangible book value of their shares.

As of June 30, 2015, we offered shares in the DRIP at $9.50 per share. Our net tangible book value is a rough approximation of value calculated simply as gross book value of real estate assets plus cash and cash equivalents minus total liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, excluding accumulated depreciation and amortization of real estate investments, (ii) cumulative distributions in excess of our earnings, (iii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (iv) the fees and expenses paid to PE-NTR and ARC in connection with the selection, acquisition, and management of our investments and (v) general and administrative expenses. As of June 30, 2015, our net tangible book value per share was $8.05. The offering price for shares in the DRIP was not established on an independent basis and bears no relationship to the net value of our assets.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2015.

b)	Not applicable.

c)	During the quarter ended June 30, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2015	2,385	$9.43	2,385	(3)
May 2015	79,100	9.82	79,100	(3)
June 2015	41,912	9.66	41,912	(3)

(1)	All purchases of our equity securities by us in the three months ended June 30, 2015 were made pursuant to our share repurchase program.

(2)	We announced the commencement of the program on August 12, 2010, and it was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

As of June 30, 2015, we recorded a liability of $3.8 million representing our obligation to repurchase 0.4 million shares of common stock submitted for repurchase during the three months ended June 30, 2015 but not yet repurchased.

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

Additionally, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases during the same period; however, subject to the preceding limitations, we may use other sources of cash at the discretion of our board of directors.

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

10.1
Confirmation letter #1 regarding the terms and conditions of the interest rate swap transaction between Phillips Edison Grocery Center Operating Partnership I, L.P. and Bank of America, N.A. dated April 30, 2015*

10.2
Confirmation letter #2 regarding the terms and conditions of the interest rate swap transaction between Phillips Edison Grocery Center Operating Partnership I, L.P. and Bank of America, N.A. dated April 30, 2015*

10.3
Confirmation letter #3 regarding the terms and conditions of the interest rate swap transaction between Phillips Edison Grocery Center Operating Partnership I, L.P. and Bank of America, N.A. dated April 30, 2015*

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT I, INC

Date: August 6, 2015	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)