Form 10-Q
period 2015-09-30
PHILLIPS EDISON GROCERY CENTER REIT I, INC.
filed 2015-11-12
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015, there were 181.0 million outstanding shares of common stock of Phillips Edison Grocery Center REIT I, Inc.

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Investment in real estate:
Land and improvements	$714,872	$675,289
Building and improvements	1,390,440	1,305,345
Acquired intangible lease assets	232,963	220,601
Total investment in real estate assets	2,338,275	2,201,235
Accumulated depreciation and amortization	(205,774)	(126,965)
Total investment in real estate assets, net	2,132,501	2,074,270
Cash and cash equivalents	19,750	15,649
Restricted cash	8,039	6,803
Deferred financing expense, net of accumulated amortization of $8,199 and $5,107, respectively	16,411	13,727
Other assets, net	47,352	40,320
Total assets	$2,224,053	$2,150,769

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$781,193	$650,462
Acquired below-market lease intangibles, less accumulated amortization of $12,632 and $7,619, respectively	41,345	42,454
Accounts payable – affiliates	2,262	975
Accounts payable and other liabilities	52,112	48,738
Total liabilities	876,912	742,629
Commitments and contingencies (Note 9)	—	—
Redeemable common stock	30,314	29,878
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at September 30, 2015
and December 31, 2014	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 183,889 and 182,131 shares issued and
outstanding at September 30, 2015 and December 31, 2014, respectively	1,855	1,820
Additional paid-in capital	1,584,345	1,567,653
Accumulated other comprehensive loss	(4,272)	—
Accumulated deficit	(290,774)	(213,975)
Total stockholders’ equity	1,291,154	1,355,498
Noncontrolling interests	25,673	22,764
Total equity	1,316,827	1,378,262
Total liabilities and equity	$2,224,053	$2,150,769

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$45,859	$38,614	$135,898	$99,515
Tenant recovery income	15,610	11,078	43,003	29,422
Other property income	353	339	1,062	685
Total revenues	61,822	50,031	179,963	129,622
Expenses:
Property operating	9,645	8,150	28,003	21,274
Real estate taxes	9,902	7,121	26,629	17,853
General and administrative	2,871	2,109	7,742	6,377
Acquisition expenses	836	3,785	4,058	15,096
Depreciation and amortization	25,746	21,430	75,747	56,031
Total expenses	49,000	42,595	142,179	116,631
Other income (expense):
Interest expense, net	(7,818)	(5,422)	(22,155)	(13,992)
Other income, net	242	129	117	842
Net income (loss)	5,246	2,143	15,746	(159)
Net income attributable to noncontrolling interests	(63)	—	(222)	—
Net income (loss) attributable to stockholders	$5,183	$2,143	$15,524	$(159)
Earnings per common share:
Net income (loss) per share - basic and diluted	$0.03	$0.01	$0.08	$(0.00)
Weighted-average common shares outstanding:
Basic	185,271	180,072	184,209	178,490
Diluted	188,057	180,072	186,902	178,490

Comprehensive income (loss):
Net income (loss)	$5,246	$2,143	$15,746	$(159)
Other comprehensive loss:
Change in unrealized loss on interest rate swaps, net	(6,456)	—	(4,272)	(690)
Comprehensive (loss) income	(1,210)	2,143	11,474	(849)
Comprehensive income attributable to noncontrolling interests	(63)	—	(222)	—
Comprehensive (loss) income attributable to stockholders	$(1,273)	$2,143	$11,252	$(849)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2014	175,595	$1,756	$1,538,185	$690	$(71,192)	$1,469,439	$93	$1,469,532
Issuance of common stock	256	2	2,532	—	—	2,534	—	2,534
Share repurchases	(223)	(2)	(2,102)	—	—	(2,104)	—	(2,104)
Change in redeemable common stock	—	—	(32,881)	—	—	(32,881)	—	(32,881)
Dividend reinvestment plan (DRIP)	4,945	50	46,936	—	—	46,986	—	46,986
Change in unrealized loss on interest rate swaps	—	—	—	(690)	—	(690)	—	(690)
Common distributions declared, $0.50 per share	—	—	—	—	(89,464)	(89,464)	—	(89,464)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Offering costs	—	—	(1,471)	—	—	(1,471)	—	(1,471)
Net loss	—	—	—	—	(159)	(159)	—	(159)
Balance at September 30, 2014	180,573	$1,806	$1,551,199	$—	$(160,815)	$1,392,190	$81	$1,392,271

Balance at January 1, 2015	182,131	$1,820	$1,567,653	$—	$(213,975)	$1,355,498	$22,764	$1,378,262
Share repurchases	(3,275)	(31)	(30,991)	—	—	(31,022)	—	(31,022)
Change in redeemable common stock	—	—	(436)	—	—	(436)	—	(436)
DRIP	5,033	66	48,119	—	—	48,185	—	48,185
Change in unrealized loss on interest rate swaps	—	—	—	(4,272)	—	(4,272)	—	(4,272)
Common distributions declared, $0.50 per share	—	—	—	—	(92,323)	(92,323)	—	(92,323)
Issuance of partnership units	—	—	—	—	—	—	4,047	4,047
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,360)	(1,360)
Net income	—	—	—	—	15,524	15,524	222	15,746
Balance at September 30, 2015	183,889	$1,855	$1,584,345	$(4,272)	$(290,774)	$1,291,154	$25,673	$1,316,827

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(In thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,746	$(159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,502	54,156
Net amortization of above- and below-market leases	(560)	189
Amortization of deferred financing expense	3,815	2,711
Change in fair value of derivative	16	(561)
Straight-line rental income	(3,716)	(3,053)
Other	24	89
Changes in operating assets and liabilities:
Other assets	(4,851)	(6,887)
Accounts payable and other liabilities	5,590	11,641
Accounts payable – affiliates	1,209	696
Net cash provided by operating activities	90,775	58,822
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(87,755)	(575,748)
Capital expenditures	(14,944)	(8,994)
Proceeds from sale of real estate	1,027	—
Change in restricted cash	(1,236)	879
Proceeds from sale of derivative	—	520
Net cash used in investing activities	(102,908)	(583,343)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility borrowings	165,300	151,000
Payments on mortgages and loans payable	(64,300)	(20,422)
Payments of deferred financing expenses	(6,654)	(3,194)
Distributions paid, net of DRIP	(44,291)	(42,310)
Distributions to noncontrolling interests	(1,211)	(16)
Repurchases of common stock	(32,535)	(1,718)
Proceeds from issuance of common stock	—	2,534
Payment of offering costs	(75)	(1,775)
Net cash provided by financing activities	16,234	84,099
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,101	(440,422)
CASH AND CASH EQUIVALENTS:
Beginning of period	15,649	460,250
End of period	$19,750	$19,828
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$20,116	$11,630
Fair value of debt assumed	31,743	189,006
Assumed interest rate swap	—	714
Accrued capital expenditures	2,361	2,809
Change in offering costs payable to sponsor(s)	(75)	(304)
Change in distributions payable	(153)	168
Change in distributions payable – noncontrolling interests	149	(4)
Change in accrued share repurchase obligation	(1,513)	386
Distributions reinvested	48,185	46,986

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

We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. As of September 30, 2015, we owned fee simple interests in 147 real estate properties acquired from third parties unaffiliated with us or PE-NTR.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the nine months ended September 30, 2015. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2015.

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT I, Inc. for the year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report on Form 10-Q. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the full year.

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

Redeemable Common Stock—We offer a share repurchase program which may allow certain stockholders to have their shares repurchased subject to certain limitations and restrictions (see Note 3). Under our share repurchase program, the maximum amount of common stock that we may repurchase, at the shareholders’ election, during any calendar year is limited, among other things, to the lesser of 5% of the weighted-average number of shares outstanding during the prior calendar year or the proceeds from the DRIP during the preceding four fiscal quarters. The maximum amount is reduced each reporting period by the current year share repurchases to date.

We record amounts that may be repurchased under the share repurchase program as redeemable common stock outside of permanent equity in our consolidated balance sheets because repurchases are at the option of the holders and are not solely within our control. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to equity through additional paid-in capital. We account for our mandatory obligation to repurchase shares as a liability to be reported at settlement value. When shares are presented for repurchase, we will reclassify such obligations from redeemable common stock to a liability based upon their respective settlement values.

Earnings Per Share—The Operating Partnership issues limited partnerships units that are designated as Class B units and Operating Partnership units (“OP units”). Class B units and OP units held by limited partners other than the Company are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents and they have the potential to be exchanged for shares of our common stock in accordance with the terms of the Operating Partnership’s Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). The impact of these Class B units and OP units on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the Class B units and OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of September 30, 2015 and 2014.

Diluted EPS reflects the potential dilution that could occur from other share equivalent activity. Since the OP units are fully vested, they were included in the diluted net income per share computations for the three and nine months ended September 30, 2015. However, as vesting of the Class B units is contingent upon a market condition and service condition, unvested Class B units were not included in the diluted net income (loss) per share computations since the satisfaction of the market or service condition was not probable as of September 30, 2015 and 2014. There were 2.8 million OP units outstanding as of September 30, 2015, that were considered participating securities. There were 1.4 million and 1.8 million unvested Class B units outstanding as of September 30, 2015 and 2014, respectively, which had no effect on EPS.

Reclassifications—The following line items on our consolidated statement of cash flows for the nine months ended September 30, 2014 were reclassified to conform to the current year presentation:

•	The loss on disposal of real estate assets and the loss on write-off of unamortized debt issuance costs and capitalized leasing commissions were reclassified to other;

•	The change in accounts receivable and the change in prepaid expenses and other were reclassified to the change in other assets; and

•	The change in accounts payable and the change in accrued and other liabilities were reclassified to the change in
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
		January 1, 2016	We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This update amends existing guidance to require the presentation of certain debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.
January 1, 2016
We expect that the adoption of this pronouncement will result in the presentation of certain debt issuance costs, which are currently included in deferred financing expense (net) in our consolidated balance sheets, as a direct deduction from the carrying amount of the related debt instrument.

3. EQUITY

General—We have the authority to issue a total of 1 billion shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock, $0.01 par value per share. As of September 30, 2015, we had issued 187.6 million shares of common stock generating gross cash proceeds of $1.86 billion.  As of September 30, 2015, there were 183.9 million shares of our common stock outstanding, which is net of 3.7 million shares repurchased from stockholders pursuant to our share repurchase program, and we had issued no shares of preferred stock. The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

On August 24, 2015, our board of directors established an estimated value per share of our common stock of $10.20 based substantially on the estimated market value of our portfolio of real estate properties as of July 31, 2015. We engaged an independent third party to estimate the fair value range of our portfolio. In determining the estimated value per share, our board of directors also considered our cash and cash equivalents and our outstanding mortgages and loans payable as of July 31, 2015.

Dividend Reinvestment Plan—We have adopted a dividend reinvestment plan (the “DRIP”) that allows stockholders to invest distributions in additional shares of our common stock. We continue to offer up to a total of approximately 18.2 million shares of common stock under the DRIP. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our common stock. Initially, the purchase price per share under the DRIP was $9.50. In accordance with the DRIP, because we established an estimated value per share on August 24, 2015, participants acquire shares of common stock through the DRIP at a price of $10.20.

Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income tax, may incur a tax liability on an amount equal to the fair value of the shares of our common stock purchased with reinvested distributions on the relevant distribution date, even though such stockholders have elected not to receive the distributions in cash. Distributions reinvested through the DRIP for the three months ended September 30, 2015 and 2014, were $16.2 million and $16.0 million, respectively. Distributions reinvested through the DRIP for the nine months ended September 30, 2015 and 2014 were $48.2 million and $47.0 million, respectively.

Share Repurchase Program—Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. Initially, shares were repurchased at a price equal to or at a discount from the stockholders’ original purchase prices paid for the shares being repurchased. Effective August 24, 2015, the repurchase price per share for all stockholders is equal to the estimated value per share of $10.20.

Repurchases of shares of common stock will be made monthly upon written notice received by us at least five days prior to the end of the applicable month, assuming no restriction or limitations. The board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time upon 30 days’ written notice. Stockholders may withdraw their repurchase request at any time up to five business days prior to the repurchase date.

The following table presents the activity of the share repurchase program for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares repurchased	2,630	136	3,275	223
Cost of repurchases	$26,351	$1,328	$32,535	$2,180
Average repurchase price	$10.02	$9.75	$9.94	$9.76

We record a liability when we have an obligation to repurchase shares of common stock for which we received a request as of period end, but the shares had not yet been repurchased. Below is a summary of our obligation to repurchase shares of common stock recorded as a component of accounts payable and other liabilities on our consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Shares submitted for repurchase	15	177
Liability recorded	$156	$1,669

Share repurchases of $41.1 million were authorized during October 2015. This included additional one-time funding of $10.8 million that was approved by the board of directors after repurchase requests exceeded the funding limits provided for in the share repurchase program.

Class B Units—Under our prior advisory agreement, in connection with asset management services provided by ARC and PE-NTR, the Operating Partnership issued 0.4 million Class B units during the nine months ended September 30, 2015 for asset management services provided from October 1, 2014 through December 3, 2014, the date of the termination of our prior advisory agreement. In connection with the termination of the prior advisory agreement, we determined that the economic hurdle had been met as of that date and that the units issued to ARC and PE-NTR for asset management services provided through December 3, 2014 had vested.

The vested Class B units subsequently converted into OP units in accordance with the terms of the Partnership Agreement. Such OP units may be exchanged at the election of the holder for cash or, at the option of the Operating Partnership, for shares of our common stock, under the terms of exchange rights agreements to be prepared at a future date, provided, however, that the OP units have been outstanding for at least one year. PE-NTR has agreed under the PE-NTR Agreement not to exchange any OP units it may hold until the listing of our common stock or the liquidation of our portfolio occurs.

As the form of the redemptions for the OP units is within our control, the OP units issued as of September 30, 2015 are classified as noncontrolling interests within permanent equity on our consolidated balance sheets. Additionally, the cumulative distributions that have been paid on these OP units are included in noncontrolling interests as distributions to noncontrolling interests.

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

Real estate investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, comparable sales, replacement costs, income and expense growth rates and current market rents and allowances as determined by management. Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable, or at least annually. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.

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

The following is a summary of discount rates and borrowings as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Discount rates:
Fixed-rate debt	3.25%	3.40%
Secured variable-rate debt	2.03%	2.48%
Unsecured variable-rate debt	1.45% - 1.50%	1.93%
Borrowings:
Fair value	$797,620	$665,982
Recorded value	781,193	650,462

Derivative instruments—As of September 30, 2015 and December 31, 2014, we were party to one interest rate swap agreement with a notional amount of $11.4 million and $11.6 million, respectively. The interest rate swap was assumed as part of an acquisition and is measured at fair value on a recurring basis. The interest rate swap agreement, in effect, fixes the variable interest rate of one of our secured variable-rate mortgage notes at an annual interest rate of 5.22% through June 10, 2018.

In April 2015, we entered into three interest rate swap agreements with a notional amount of $387.0 million that are measured at fair value on a recurring basis. These interest rate swap agreements effectively fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing credit facility. These swaps qualify and have been designated as cash flow hedges.

The fair value of the interest rate swap agreements as of September 30, 2015 is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and was determined using interest rate pricing models and interest rate-related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we did or could actually realize upon disposition of the financial assets and liabilities previously sold or currently held.

Our derivative liability is currently recorded as accounts payable and other on our consolidated balance sheets. The fair value measurements of our financial liability as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014
Derivative liability designated as hedging instruments:
Interest rate swaps - unsecured credit facility	$4,272	$—
Derivative liability not designated as hedging instrument:
Interest rate swap - mortgage note	576	560

5. REAL ESTATE ACQUISITIONS

During the nine months ended September 30, 2015, we acquired nine retail centers and one strip center adjacent to a previously acquired grocery-anchor retailed center for an aggregate purchase price of approximately $119.6 million, including $30.5 million of assumed debt with a fair value of $31.7 million. During the nine months ended September 30, 2014, we acquired 48 grocery-anchored retail centers and one strip center adjacent to a previously acquired grocery-anchored retail center for an aggregate purchase price of approximately $770.9 million, including $183.5 million of assumed debt with a fair value of $189.0 million. The following tables present certain additional information regarding our acquisitions of properties that were deemed individually immaterial when acquired, but are material in the aggregate.

For the nine months ended September 30, 2015 and 2014, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2015	2014
Land and improvements	$37,369	$233,253
Building and improvements	73,778	472,669
Acquired in-place leases	11,121	67,341
Acquired above-market leases	1,241	17,049
Acquired below-market leases	(3,901)	(19,442)
Total assets and lease liabilities acquired	119,608	770,870
Fair value of assumed debt at acquisition	31,743	189,006
Net assets acquired	$87,865	$581,864

The weighted-average amortization periods for acquired in-place lease, above-market lease, and below-market lease intangibles acquired during the nine months ended September 30, 2015 and 2014 are as follows (in years):

	2015	2014
Acquired in-place leases	14	7
Acquired above-market leases	9	10
Acquired below-market leases	19	11

The amounts recognized for revenues, acquisition expenses and net loss from each respective acquisition date to September 30, 2015 and 2014 related to the operating activities of our acquisitions are as follows (in thousands):

	September 30, 2015	September 30, 2014
Revenues	$5,680	$29,976
Acquisition expenses	2,078	15,116
Net loss	1,406	12,153

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Pro forma revenues	$61,539	$58,661	$181,903	$176,359
Pro forma net income attributable to stockholders	5,914	6,786	19,457	20,487

6. ACQUIRED INTANGIBLE ASSETS

Acquired intangible lease assets consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Acquired in-place leases	$193,811	$182,690
Acquired above-market leases	39,152	37,911
Total acquired intangible lease assets	232,963	220,601
Accumulated amortization	(70,903)	(43,915)
Net acquired intangible lease assets	$162,060	$176,686

Summarized below is the amortization recorded on the intangible assets for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Acquired in-place leases(1)	$7,557	$6,700	$22,536	$17,398
Acquired above-market leases(2)	1,477	1,350	4,452	3,582
Total	$9,034	$8,050	$26,988	$20,980
(1) Amortization recorded on acquired in-place leases was included in depreciation and amortization in the consolidated statements of operations.
(2) Amortization recorded on acquired above-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization on the respective acquired intangible lease assets as of September 30, 2015 for the remainder of 2015, each of the four succeeding calendar years, and thereafter is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
October 1 to December 31, 2015	$7,440	$1,367
2016	27,893	4,967
2017	24,942	4,144
2018	19,749	3,361
2019	14,579	2,605
2020 and thereafter	41,708	9,305
Total	$136,311	$25,749

7. MORTGAGES AND LOANS PAYABLE

As of September 30, 2015, we had access to a $700 million unsecured revolving credit facility under our existing credit agreement (the “Credit Agreement”) with a $457.0 million outstanding principal balance. The interest rate on amounts outstanding under this credit facility is currently LIBOR plus 1.3%. The credit facility matures on December 18, 2017, with two six-month options to extend the maturity to December 18, 2018.

In September 2015, we entered into a third amendment to the Credit Agreement which provides for the addition of an unsecured term loan facility and includes three term loan tranches (the “Term Loans”) with interest rates of LIBOR plus 1.25%. As of September 30, 2015, there were no outstanding borrowings under the Term Loans. Subsequent to September 30, 2015, we reduced the capacity of the revolving credit facility to $500 million, and we borrowed $400 million under the Term Loans and used those proceeds to pay down a portion of the outstanding principal balance of our revolving credit facility. The maturities of the three term loan tranches correspond to the three interest rate swap agreements executed in April 2015 (see Notes 4 and 10). The first tranche of Term Loans has a principal amount of $100 million and matures in February 2019, with two 12-month options to extend the maturity. The second tranche of Term Loans has a principal amount of $175 million and matures in February 2020, with one 12-month option to extend the maturity. The third tranche of Term Loans has a principal amount of $125 million and matures in February 2021. A maturity date extension for the first or second tranche of Term Loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.

As of September 30, 2015 and December 31, 2014, we had approximately $317.1 million and $350.9 million, respectively, of outstanding mortgage notes payable, excluding fair value of debt adjustments. Each mortgage note payable is secured by the respective property on which the debt was placed.

Of the amounts outstanding on our mortgages and loans payable at September 30, 2015, there are no loans maturing for the remainder of 2015. As of September 30, 2015 and December 31, 2014, the weighted-average interest rates for the loans were 3.73% and 3.68%, respectively.

The table below summarizes our loan assumptions in conjunction with property acquisitions for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	2015	2014
Number of properties acquired with loan assumptions(1)	5	15
Carrying value of assumed debt at acquisition	$30,466	$183,506
Fair value of assumed debt at acquisition	31,743	189,006

(1)
In addition to the five properties acquired with loan assumptions during the nine months ended September 30, 2015, we assumed a loan related to the acquisition of a strip center adjacent to a previously acquired grocery-anchored retail center.

The assumed below-market debt adjustments will be amortized over the remaining life of the loans, and this amortization is classified as a component of interest expense. The amortization recorded on the assumed below-market debt adjustment was $0.7 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively. The amortization recorded on the assumed below-market debt adjustment was $2.0 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively.

The following is a summary of our debt obligations as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Unsecured credit facility - fixed-rate(1)(2)	$387,000	$—
Unsecured credit facility - variable-rate(2)	70,000	291,700
Fixed-rate mortgages payable(3)(4)	317,088	350,922
Assumed below-market debt adjustment, net	7,105	7,840
Total	$781,193	$650,462

(1)
As of September 30, 2015, the interest rate on $387.0 million outstanding under our unsecured credit facility was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 2019 to February 2021 (see Notes 4 and 10).

(2)
The gross borrowings under our credit facility were $196.8 million during the nine months ended September 30, 2015. The gross payments on our credit facility were $31.5 million during the nine months ended September 30, 2015.

(3)
Due to the non-recourse nature of certain mortgages, the assets and liabilities of certain properties are neither available to pay the debts of the consolidated property-holding limited liability companies nor constitute obligations of such consolidated limited liability companies as of September 30, 2015. The outstanding principal balance of these non-recourse mortgages as of September 30, 2015 and December 31, 2014 was $220.9 million and $252.1 million, respectively.

(4)
As of September 30, 2015 and December 31, 2014, the interest rate on one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement. The outstanding principal balance of that variable-rate mortgage note payable was $11.4 million and $11.6 million as of September 30, 2015 and December 31, 2014, respectively (see Notes 4 and 10).

Below is a listing of our maturity schedule, adjusted for the subsequent borrowings under the Term Loans as discussed above, with the respective principal payment obligations (in thousands):

	2015(1)	2016	2017	2018	2019	Thereafter	Total
Unsecured credit facility - fixed-rate(2)	$—	$—	$—	$—	$100,000	$287,000	$387,000
Unsecured credit facility - variable-rate	—	—	57,000	—	—	13,000	70,000
Fixed-rate mortgages payable(3)(4)	1,634	104,954	47,455	45,031	4,389	113,625	317,088
Total maturing debt(5)	$1,634	$104,954	$104,455	$45,031	$104,389	$413,625	$774,088

(1)	Includes only October 1, 2015 through December 31, 2015.

(2)
As of September 30, 2015, the interest rate on $387.0 million outstanding under our unsecured credit facility was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 2019 to February 2021 (see Notes 4 and 10).

(3)
As of September 30, 2015 and December 31, 2014, the interest rate on one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement. The outstanding principal balance of that variable-rate mortgage note payable was $11.4 million and $11.6 million as of September 30, 2015 and December 31, 2014, respectively (see Notes 4 and 10).

(4)	All but $6.2 million of the fixed-rate debt represents loans assumed as part of certain acquisitions.

(5)	The debt maturity table does not include the assumed below-market debt adjustment.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Amortization recorded on the acquired below-market lease intangible liabilities for the three months ended September 30, 2015 and 2014 was $1.7 million and $1.4 million, respectively. Amortization recorded on the acquired below-market lease intangible liabilities for the nine months ended September 30, 2015 and 2014 was $5.0 million and $3.4 million, respectively. The recorded amortization was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization income of the intangible lease liabilities as of September 30, 2015 for the remainder of 2015, each of the four succeeding calendar years, and thereafter is as follows (in thousands):

Year	Below-Market Leases
October 1 to December 31, 2015	$1,628
2016	6,194
2017	5,263
2018	4,220
2019	3,485
2020 and thereafter	20,555
Total	$41,345

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2015, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of September 30, 2015, we had three interest rate swaps with a notional amount of $387.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense as interest payments are made on the variable-rate debt. During the next 12 months, we estimate that an additional $3.9 million will be reclassified from other comprehensive loss as an increase to interest expense.

During the nine months ended September 30, 2014, we terminated a designated interest rate swap and accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts resulted in a gain of $690,000 recorded in other income, net in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2014. As a result of the hedged forecasted transaction becoming probable not to occur, the swap was de-designated as a cash flow hedge in February 2014, and a loss of $326,000 was recorded directly in other income, net during the nine months ended September 30, 2014.

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments are recorded directly in other income, net and resulted in a loss of $112,000 and a gain of $41,000 for the three months ended September 30, 2015 and 2014, respectively. Changes in the fair value of these derivative instruments resulted in losses of $239,000 and $259,000 for the nine months ended September 30, 2015 and 2014, respectively, including the loss recorded in relation to the aforementioned de-designated swap.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of our derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2015	2014	2015	2014
Amount of loss recognized in other comprehensive loss on interest rate swaps	$7,644	$—	$6,253	$—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	1,188	—	1,981	—
Amount of gain recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	—	—	—	690

Credit-risk-related Contingent Features

We have an agreement with our derivative counterparties that contains a provision where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations.

As of September 30, 2015, the fair value of our derivatives were in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to this agreement. As of September 30, 2015, we had not posted any collateral related to this agreement.

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

On October 1, 2015, we entered into amended agreements to revise certain fees that are paid to PE-NTR in consideration for the advisory services that PE-NTR provides to us. Beginning October 1, 2015, we no longer pay a 0.75% financing fee to PE-NTR. The asset management fee remains at 1% of the cost of our assets, but is paid 80% in cash and 20% in Class B units of the Operating Partnership. These changes were effectuated by entering into a first amendment to the PE-NTR Agreement and a first amendment to the Partnership Agreement.

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

Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to PE-NTR, ARC and their affiliates as of September 30, 2015 and December 31, 2014, and any related amounts unpaid as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Total organization and offering costs charged	$27,104	$27,104
Total organization and offering costs reimbursed	27,104	27,029
Total unpaid organization and offering costs(1)	$—	$75

(1)	Certain of these cumulative organization and offering costs were charged to us by ARC. The net payable of $75 was due to ARC as of December 31, 2014.

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

Acquisition Expenses—We reimburse PE-NTR for expenses actually incurred related to selecting, evaluating, and acquiring assets on our behalf. During the nine months ended September 30, 2015 and 2014, we reimbursed PE-NTR for personnel costs related to due diligence services for assets we acquired during the period.

Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR and ARC equal to: (i) the product of (x) the cost of our assets multiplied by (y) 0.25% (0.05% effective on October 1, 2015); divided by (ii) the most recent primary offering price for a share of our common stock as of the last day of such calendar quarter less any selling commissions and dealer manager fees that would have been payable in connection with that offering.

Effective October 1, 2015, in addition to the adjustment noted above, we also pay a cash asset management fee to PE-NTR, on a monthly basis in arrears, in the amount of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period.

PE-NTR and ARC are entitled to receive distributions on the Class B units and OP units they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that PE-NTR, ARC and their affiliates may receive from us.

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

We continue to issue Class B units to PE-NTR and ARC in connection with the asset management services provided by PE-NTR under the PE-NTR Agreement. Such Class B units will not vest until the economic hurdle is met in conjunction with (i) a termination of the PE-NTR Agreement by our independent directors without cause, (ii) a listing event, or (iii) a liquidity event; provided that PE-NTR serves as our advisor at the time of any of the foregoing events. During the nine months ended September 30, 2015, the Operating Partnership issued 0.4 million Class B units to PE-NTR and ARC under the ARC Agreement for the asset management services performed by PE-NTR and ARC during the period from October 1, 2014 to December 3, 2014, and 1.4 million Class B units to PE-NTR and ARC under the PE-NTR Agreement for the asset management services performed by PE-NTR during the period from December 3, 2014 through June 30, 2015.

Financing Fee—We pay PE-NTR under the PE-NTR Agreement and we paid ARC under the ARC Agreement a financing fee equal to 0.75% of all amounts made available under any loan or line of credit. Effective October 1, 2015, this fee was terminated as part of the previously mentioned first amendment to the PE-NTR Agreement.

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

General and Administrative Expenses—As of September 30, 2015 and December 31, 2014, we owed PE-NTR $62,000 and $26,000, respectively, for general and administrative expenses paid on our behalf. As of September 30, 2015, PE-NTR had not allocated any portion of its employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC, except for organization and offering costs and general and administrative expenses, which we disclose above, for the three and nine months ended September 30, 2015 and 2014 and any related amounts unpaid as of September 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Acquisition fees(1)	$102	$1,651	1,185	7,654	$—	$—
Acquisition expenses(1)	18	237	180	905	—	—
OP units distribution (2)	452	—	1,350	—	312	—
Class B units distribution(3)	200	281	311	598	158	135
Financing fees(4)	3,048	334	3,228	1,376	—	—
Disposition fees(5)	21	—	21	—	—	—
Total	$3,841	$2,503	$6,275	$10,533	$470	$135

(1)	The acquisition fees and expenses are presented as acquisition expenses on the consolidated statements of operations.

(2)	The distributions paid to holders of OP units are presented as distributions to noncontrolling interests on the consolidated statements of equity.

(3)	The distributions paid to holders of unvested Class B units are presented as general and administrative expense on the consolidated statements of operations.

(4)	Financing fees are presented as deferred financing expense on the consolidated balance sheets and amortized over the term of the related loan.

(5)	Disposition fees are presented as other income on the consolidated statements of operations.

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

Leasing Commissions—In addition to the property management fee, if the Property Manager provides leasing services with respect to a property, we pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services based on national market rates. The Property Manager shall be paid a leasing fee in connection with a tenant’s exercise of an option to extend an existing lease, and the leasing fees payable to the Property Manager may be increased by up to 50% in the event that the Property Manager engages a co-broker to lease a particular vacancy. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and nine months ended September 30, 2015 and 2014 and any related amounts unpaid as of September 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Property management fees(1)	$2,272	$1,895	$6,864	$5,202	$686	$474
Leasing commissions(2)	992	1,062	5,012	2,770	196	191
Construction management fees(2)	345	191	756	441	111	73
Other fees and reimbursements(3)	1,334	766	3,355	1,504	737	—
Total	$4,943	$3,914	$15,987	$9,917	$1,730	$738

(1)	The property management fees are included in property operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year are expensed and included in depreciation and amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year and construction management fees are capitalized and amortized over the life of the related leases or assets.

(3)	Other fees and reimbursements are included in property operating and general and administrative on the consolidated statements of operations.

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

As of September 30, 2015, PE-NTR owned 176,509 shares of our common stock, or approximately 0.10% of our common stock issued during our initial public offering period, which closed on February 7, 2014. PE-NTR may not sell any of these shares while serving as our advisor.

12. OPERATING LEASES

The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at September 30, 2015, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
October 1 to December 31, 2015	$45,648
2016	172,416
2017	157,500
2018	139,063
2019	116,343
2020 and thereafter	482,672
Total	$1,113,642

No single tenant comprised 10% or more of our aggregate annualized effective rent as of September 30, 2015.

13. SUBSEQUENT EVENTS

Distributions to Stockholders

Distributions equal to a daily amount of $0.00183562 per share of common stock outstanding were paid subsequent to September 30, 2015 to the stockholders of record from September 1, 2015 through October 31, 2015 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
September 1, 2015 through September 30, 2015	10/1/2015	$10,212	$5,218	$4,994
October 1, 2015 through October 31, 2015	11/2/2015	10,470	5,289	5,181

On November 3, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing November 1, 2015 through and including December 31, 2015. The authorized distributions equal a daily amount of $0.00183562 per share of common stock, par value $0.01 per share.

Advisory Agreement

On November 3, 2015, the conflicts committee of our board of directors approved the renewal of the PE-NTR Agreement for an additional one year period through December 3, 2016. There were no other changes to the PE-NTR Agreement in connection with its renewal.

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

Portfolio

Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the nine months ended September 30, 2015:

		Property Acquisitions
	Cumulative	During the
	Portfolio Through	Nine Months Ended
	September 30, 2015	September 30, 2015
Number of properties	147	9
Number of states	28	7
Weighted-average capitalization rate(1)	7.1%	6.4%
Weighted-average capitalization rate with straight-line rent(2)	7.3%	6.5%
Total acquisition purchase price (in millions)(3)(4)	$2,233	$118
Total square feet (in thousands)(4)	15,537	816
Leased % of rentable square feet(5)	95.7%	90.9%
Average remaining lease term in years(6)	6.0	6.7
Annualized effective rent per square foot(7)	$12.09	$10.86

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

(3)	Excludes the assumed below-market debt adjustment (see Notes 5 and 7 to the consolidated financial statements).

(4)	Amounts increased from amounts reported as of June 30, 2015 due to the acquisition of an outparcel associated with a property previously acquired. Outparcels are not counted as a separate property.

(5)	As of September 30, 2015.

(6)	As of September 30, 2015. The average remaining lease term in years excludes future options to extend the term of the lease.

(7)	We calculate annualized effective rent per square foot as monthly contractual rent as of September 30, 2015 multiplied by 12 months, less any tenant concessions, divided by leased square feet.

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after September 30, 2015 over each of the ten years ending December 31, 2015 and thereafter for our 147 shopping centers. The table shows the approximate rentable square feet and annualized effective rent represented by the applicable lease expirations (in thousands, except number of expiring leases):

	Number of		% of Total Portfolio	Leased Rentable	% of Leased
	Expiring	Annualized	Annualized	Square Feet	Rentable Square
Year	Leases	Effective Rent(1)	Effective Rent	Expiring	Feet Expiring
October 1 to December 31, 2015(2)	69	$3,111	1.7%	272	1.8%
2016	329	14,308	8.0%	1,154	7.8%
2017	316	18,021	10.0%	1,490	10.0%
2018	319	20,623	11.5%	1,624	10.9%
2019	334	25,089	14.0%	1,899	12.8%
2020	260	19,910	11.1%	1,603	10.8%
2021	88	10,653	5.9%	1,030	6.9%
2022	57	9,114	5.1%	881	5.9%
2023	72	15,167	8.4%	1,281	8.7%
2024	100	10,776	6.0%	1,120	7.5%
Thereafter	174	32,945	18.3%	2,508	16.9%
	2,118	$179,717	100.0%	14,862	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2015 multiplied by 12 months, less any tenant concessions.

(2)	Subsequent to September 30, 2015, we renewed 5 of the 69 leases expiring in 2015, which accounts for 16,732 total square feet and total annualized effective rent of $0.4 million.

Portfolio Tenancy

Prior to the acquisition of a property, we assess the suitability of the grocery-anchor tenant and other tenants in light of our investment objectives, namely, preserving capital and providing stable cash flows for distributions. Generally, we assess the strength of the tenant by consideration of company factors, such as its financial strength and market share in the geographic area of the shopping center, as well as location-specific factors, such as the store’s sales, local competition, and demographics. When assessing the tenancy of the non-anchor space at the shopping center, we consider the tenant mix at each shopping center in light of our portfolio, the proportion of national and national franchise tenants, the creditworthiness of specific tenants, and the timing of lease expirations. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals.

The following table presents the composition of our portfolio by tenant type as of September 30, 2015 (in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Type	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery anchor	8,088	54.4%	$76,661	42.7%
National and regional(2)	4,726	31.8%	67,390	37.5%
Local	2,048	13.8%	35,666	19.8%
	14,862	100.0%	$179,717	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of September 30, 2015 (in thousands):

			Annualized	% of
	Leased	% of Leased	Effective	Annualized
Tenant Industry	Square Feet	Square Feet	Rent(1)	Effective Rent
Grocery	8,088	54.4%	$76,661	42.7%
Retail Stores(2)	3,452	23.2%	40,565	22.6%
Services(2)	2,123	14.3%	38,142	21.2%
Restaurant	1,199	8.1%	24,349	13.5%
	14,862	100.0%	$179,717	100.0%

(1)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2015 multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of September 30, 2015 (in thousands, except number of locations):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	Annualized Effective Rent(2)	% of Annualized Effective Rent
Kroger(3)(9)	35	1,949	13.1%	$14,943	8.3%
Publix	31	1,458	9.8%	14,805	8.1%
Walmart(4)	9	1,121	7.5%	5,198	2.9%
Albertsons-Safeway(5)	12	779	5.2%	8,198	4.6%
Giant Eagle	7	560	3.8%	5,362	3.0%
Ahold USA(6)	6	411	2.8%	6,377	3.5%
SUPERVALU(7)	4	273	1.8%	2,372	1.3%
Raley’s	3	193	1.3%	3,422	1.9%
Winn-Dixie	3	147	1.0%	1,545	0.9%
Delhaize America(8)	4	142	1.0%	1,844	1.0%
Hy-Vee	2	127	0.9%	527	0.3%
Schnuck’s	2	121	0.8%	1,459	0.8%
Pick ‘n Save	2	109	0.7%	1,061	0.6%
Coborn’s	2	108	0.7%	1,350	0.8%
Sprouts Farmers Market	3	93	0.6%	1,146	0.6%
H-E-B	1	81	0.5%	1,210	0.7%
Price Chopper	1	68	0.5%	844	0.5%
Big Y	1	65	0.4%	1,048	0.6%
PAQ, Inc.(9)	1	59	0.4%	1,046	0.6%
Trader Joe’s	4	55	0.4%	921	0.5%
Rosauers Supermarkets, Inc.	1	51	0.3%	537	0.3%
Save Mart	1	50	0.3%	399	0.2%
The Fresh Market	2	38	0.4%	597	0.4%
Fresh Thyme Farmers Market	1	30	0.2%	450	0.3%
	138	8,088	54.4%	$76,661	42.7%

(1)
Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, of which there were 28 as of September 30, 2015. Also excluded are the anchor tenants of Southern Hills Crossing, Sulphur Grove, East Side Square, Hoke Crossing, Fairfield Crossing, and Lakeshore Crossing, as we do not own the portion of each of these shopping centers that is leased to a Walmart Supercenter. The anchor tenant of Lake Wales (CVS) and the anchor tenant of Onalaska (Kohl’s) are also excluded, as neither is a grocery-anchor.

(2)	We calculate annualized effective rent as monthly contractual rent as of September 30, 2015 multiplied by 12 months, less any tenant concessions.

(3)	King Soopers, Harris Teeter, Smith’s, Fry’s, and QFC are affiliates of Kroger.

(4)
The Walmart stores at Vine Street Square and Pavilions at San Mateo are Walmart Neighborhood Markets.  The Walmart stores at Northcross, Bear Creek Plaza, Flag City Station, Town & Country Shopping Center, Town Fair Center and Hamilton Village are Walmart Supercenters.

(5)	Dominick’s, Vons, Jewel-Osco, Market Street and Shaw’s are affiliates of Albertsons-Safeway.

(6)	Giant Foods, Giant Food Stores, Stop & Shop, and Martin’s are affiliates of Ahold USA.

(7)	Cub Foods and Shop ‘n Save are affiliates of SUPERVALU INC.

(8)	Food Lion and Hannaford are affiliates of Delhaize America.

(9)	Food 4 Less at Boronda Plaza is owned by PAQ, Inc. and Food 4 Less at Driftwood Village is owned by Kroger.

Results of Operations

Summary of Operating Activities for the Three Months Ended September 30, 2015 and 2014

(In thousands, except per share amounts)				Favorable (Unfavorable) Change
	2015	2014	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$61,822	$50,031	$11,791	$10,723	$1,068
Property operating expenses	(9,645)	(8,150)	(1,495)	(1,434)	(61)
Real estate tax expenses	(9,902)	(7,121)	(2,781)	(2,727)	(54)
General and administrative expenses	(2,871)	(2,109)	(762)	(681)	(81)
Acquisition expenses	(836)	(3,785)	2,949	2,948	1
Depreciation and amortization	(25,746)	(21,430)	(4,316)	(4,427)	111
Interest expense, net	(7,818)	(5,422)	(2,396)	(3,023)	627
Other income, net	242	129	113	(243)	356
Net income	5,246	2,143	3,103	1,136	1,967
Net income attributable to noncontrolling interests	(63)	—	(63)	31	(94)
Net income attributable to stockholders	$5,183	$2,143	$3,040	$1,167	$1,873

Net income per share—basic and diluted	$0.03	$0.01	$0.02

The Same-Center column above includes the 83 properties that were owned and operational prior to January 1, 2014. The Non-Same-Center column includes properties that were acquired after January 1, 2014, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. We owned 131 properties as of September 30, 2014 and 147 properties as of September 30, 2015. Unless otherwise discussed below, year-over-year comparative differences for the three months ended September 30, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

Total revenues—In addition to a $10.7 million increase related to the acquisition of 57 properties in 2014 and 2015, same-center revenues increased by $1.1 million primarily due to a $0.21 growth in minimum rent per square foot and a 1.2% increase in occupancy since September 30, 2014.

Property operating expenses—These expenses include (i) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, landscaping, utilities, property insurance costs, security and various other property related expenses; (ii) bad debt expense; and (iii) property management fees. The $1.5 million increase in property operating expenses was primarily comprised of $1.4 million related to the acquisition of 57 properties in 2014 and 2015.

General and administrative expenses—General and administrative expenses include legal and professional fees, insurance for directors and officers, transfer agent fees, taxes and other corporate-level expenses. General and administrative expenses increased $0.8 million, which comprised of $0.4 million related to consulting services for our valuation and a $0.4 million increase in legal and professional fees.

Interest expense, net—The debt incurred in connection with the acquisition of 57 properties in 2014 and 2015 resulted in a $3.0 million increase in interest expense, of which $1.2 million was due to additional expense from fixing the interest rate on our unsecured credit facility by entering into interest rate swap agreements. Partially offsetting these costs was a $0.6 million decrease in interest expense for same-center properties as a result of lower outstanding principal balances from payments on our fixed-rate mortgages in 2014 and 2015.

Other income, net—The $0.1 million increase in other income, net, was primarily due to a gain of $0.4 million from the sale of an outparcel at one of our operating properties. Offsetting this gain was a decrease of $0.2 million due to changes in the fair value of our derivative not designated as a hedging instrument (see Note 10 to the consolidated financial statements) and a $0.1 million decrease in interest income.

Summary of Operating Activities for the Nine Months Ended September 30, 2015 and 2014

(In thousands, except per share amounts)				Favorable (Unfavorable) Change
	2015	2014	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$179,963	$129,622	$50,341	$47,792	$2,549
Property operating expenses	(28,003)	(21,274)	(6,729)	(7,111)	382
Real estate tax expenses	(26,629)	(17,853)	(8,776)	(8,001)	(775)
General and administrative expenses	(7,742)	(6,377)	(1,365)	(1,048)	(317)
Acquisition expenses	(4,058)	(15,096)	11,038	10,962	76
Depreciation and amortization	(75,747)	(56,031)	(19,716)	(19,948)	232
Interest expense, net	(22,155)	(13,992)	(8,163)	(9,787)	1,624
Other income, net	117	842	(725)	(1,080)	355
Net income (loss)	15,746	(159)	15,905	11,779	4,126
Net income attributable to noncontrolling interests	(222)	—	(222)	97	(319)
Net income (loss) attributable to stockholders	$15,524	$(159)	$15,683	$11,876	$3,807

Net income (loss) per share—basic and diluted	$0.08	$(0.00)	$0.08

The Same-Center column above includes the 83 properties that were owned and operational prior to January 1, 2014. The Non-Same-Center column includes properties that were acquired after January 1, 2014, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. We owned 131 properties as of September 30, 2014 and 147 properties as of September 30, 2015. Unless otherwise discussed below, year-over-year comparative differences for the nine months ended September 30, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

Total revenues—In addition to a $47.8 million increase related to the acquisition of 57 properties in 2014 and 2015, the $50.3 million increase in total revenues was primarily related to a $1.2 million increase in same-center rental income and a $1.5 million increase in same-center tenant recovery income. The increase in same-center rental income was driven by a $0.21 increase in minimum rent per square foot and a 1.2% increase in occupancy since September 30, 2014. The increase in same-center tenant recovery income stemmed from an improvement in the recovery percentage along with increases in real estate tax expenses.

Property operating expenses—These expenses include (i) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, landscaping, snow removal, utilities, property insurance costs, security and various other property related expenses; (ii) bad debt expense; and (iii) property management fees. Property operating expenses increased by $7.1 million due to the acquisition of 57 properties in 2014 and 2015. These costs were partially offset by a $0.4 million reduction in bad debt expense at the same-center properties.

Real estate tax expenses—The $8.8 million increase in real estate tax expenses was primarily comprised of a $8.0 million increase related to the acquisition of 57 properties in 2014 and 2015, along with approximately $0.8 million of additional expenses due to changes in assessed values of same-center properties.

General and administrative expenses—General and administrative expenses include legal and professional fees, insurance for directors and officers, transfer agent fees, taxes and other corporate-level expenses. General and administrative expenses increased $1.4 million primarily due to a $1.0 million increase related to the acquisition of 57 properties in 2014 and 2015, along with $0.4 million due to minor increases in legal fees and state and local taxes.

Interest expense, net—The debt incurred in connection with the acquisition of 57 properties in 2014 and 2015 resulted in a $9.8 million increase in interest expense, of which $2.0 million was due to additional expense from fixing the interest rate on our unsecured credit facility by entering into interest rate swap agreements. Partially offsetting these costs was a $1.7 million decrease in interest expense for same-center properties primarily as a result of lower outstanding principal balances from payments on our fixed-rate mortgages in 2014 and 2015.

Other income, net—The $0.7 million reduction in other income, net, was largely due to a one-time net gain of $0.4 million upon the de-designation and disposal of an interest rate swap in 2014. Other income, net declined further in 2015 due to a decrease of $0.4 million in interest income as a result of lower cash balances and a decrease of $0.3 million related to changes in the fair value of our derivative not designated as a hedging instrument (see Note 10 to the consolidated financial statements). Offsetting these amounts was a gain of $0.4 million recognized in 2015 from the sale of an outparcel at one of our operating properties.

We generally expect our revenues and expenses to increase in future years as a result of owning the properties acquired in 2015 for a full year. Although we expect our general and administrative expenses to increase, we expect such expenses to decrease as a percentage of our revenues.

Leasing Activity

Below is a summary of leasing activity for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
New leases:
Number of leases	36	50	143	99
Square footage (in thousands)	73	86	340	171
First-year base rental revenue (in thousands)	$1,026	$1,388	$4,940	$2,751
Average rent per square foot (“PSF”)	$14.10	$16.07	$14.55	$16.05
Average cost PSF of executing new leases(1)	$28.99	$29.33	$30.79	$28.77
Renewals and Options:
Number of leases	60	57	205	173
Square footage (in thousands)	185	141	1,007	464
First-year base rental revenue (in thousands)	$3,048	$2,338	$13,010	$7,867
Average rent PSF	$16.49	$16.58	$12.92	$16.95
Average rent PSF prior to renewals	$14.42	$15.34	$11.66	$16.34
Percentage increase in average rent PSF	14.4%	8.1%	10.8%	3.7%
Average cost PSF of executing renewals and options(1)	$3.33	$3.29	$4.40	$3.56
(1) The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

Non-GAAP Measures

Same-Center Net Operating Income

We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues less property operating expenses, real estate taxes, and non-cash revenue items. Same-Center NOI represents the NOI for the 83 properties that were operational for the entire portion of both comparable reporting periods and that were not acquired during or subsequent to the comparable reporting periods. We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2013, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.

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

The table below is a comparison of the Same-Center NOI for the nine months ended September 30, 2015 to the nine months ended September 30, 2014 (in thousands):

	2015	2014	$ Change	% Change
Revenues:
Rental income(1)	$76,068	$74,299	$1,769
Tenant recovery income	24,204	22,709	1,495
Other property income	474	573	(99)
	100,746	97,581	3,165	3.2%
Operating expenses:
Property operating expenses	16,336	16,718	(382)
Real estate taxes	14,377	13,602	775
	30,713	30,320	393	1.3%
Total Same-Center NOI	$70,033	$67,261	$2,772	4.1%

(1)	Excludes straight-line rental income and the net amortization of above- and below-market leases.

Same-Center NOI increased $2.8 million, or 4.1%, for the nine months ended September 30, 2015, as compared to the same period in 2014. This positive growth was primarily due to a $0.21 increase in minimum rent per square foot, an improvement in occupancy of 1.2%, an improvement in the recovery percentage, and lowering property operating expenses.

Below is a reconciliation of net income (loss) to Same-Center NOI for the nine months ended September 30, 2015 and 2014 (in thousands):

	2015	2014
Net income (loss)	$15,746	$(159)
Adjusted to exclude:
Interest expense, net	22,155	13,992
Other income, net	(117)	(842)
General and administrative expenses	7,742	6,377
Acquisition expenses	4,058	15,096
Depreciation and amortization	75,747	56,031
Net amortization of above- and below-market leases	(560)	189
Straight-line rental income	(3,716)	(3,053)
NOI	121,055	87,631
Less: NOI from centers excluded from Same-Center	(51,022)	(20,370)
Total Same-Center NOI	$70,033	$67,261

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from depreciable property dispositions, impairment charges, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or are requested or required by lessees for operational purposes in order to maintain the value disclosed. Since real estate values have historically risen or fallen with market conditions, including inflation, changes in interest rates, the business cycle, unemployment and consumer spending, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals. Additionally, we believe it is appropriate to exclude impairment charges from FFO, as these are fair value adjustments that are largely based on market fluctuations and assessments regarding general market conditions, which can change over time. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our portfolio, which will consist primarily of, but is not limited to, necessity-based neighborhood and community shopping centers.

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

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability of our operating performance. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT (“NTR”) industry, although the particular adjustments we make in calculating MFFO may not be entirely consistent with adjustments made by other NTRs. However, under GAAP, acquisition costs are characterized as operating expenses in determining operating net income (loss). These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition costs negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase prices of the properties we acquire. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of NTRs that have completed their acquisition activities and have similar operating characteristics as us. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition costs also adversely affect our book value and equity.

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

FFO AND MFFO
FOR THE PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Calculation of FFO
Net income (loss) attributable to stockholders	$5,183	$2,143	$15,524	$(159)
Adjustments:
Depreciation and amortization of real estate assets	25,746	21,430	75,747	56,031
Noncontrolling interest	(381)	—	(1,091)	—
FFO	$30,548	$23,573	$90,180	$55,872
Calculation of MFFO
FFO	$30,548	$23,573	$90,180	$55,872
Adjustments:
Acquisition expenses	836	3,785	4,058	15,096
Net amortization of above- and below-market leases	(206)	(40)	(560)	189
Straight-line rental income	(1,111)	(1,184)	(3,716)	(3,053)
Amortization of market debt adjustment	(690)	(608)	(2,012)	(1,781)
Change in fair value of derivative	39	(118)	16	(561)
Noncontrolling interest	(30)	—	31	—
MFFO	$29,386	$25,408	$87,997	$65,762

Earnings per common share:
Weighted-average common shares outstanding - basic	185,271	180,072	184,209	178,490
Weighted-average common shares outstanding - diluted	188,057	180,072	186,902	178,490
Net income (loss) per share - basic and diluted	$0.03	$0.01	$0.08	$(0.00)
FFO per share - basic	$0.16	$0.13	0.49	$0.31
FFO per share - diluted	$0.16	$0.13	0.48	$0.31
MFFO per share - basic	$0.16	$0.14	0.48	$0.37
MFFO per share - diluted	$0.16	$0.14	0.47	$0.37

Liquidity and Capital Resources

General

Our principal demands for funds are for operating expenses, capital expenditures, distributions to stockholders, share repurchases, and principal and interest on our outstanding indebtedness. We intend to use our cash on hand, operating cash flows, proceeds from debt financings, and proceeds from our dividend reinvestment program (the “DRIP”) as our primary sources of immediate and long-term liquidity.

As of September 30, 2015, we had cash and cash equivalents of $19.8 million. During the nine months ended September 30, 2015, we had a net cash increase of $4.1 million.

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

As of September 30, 2015, we had $774.1 million of contractual debt obligations, representing our unsecured revolving credit facility and mortgage loans secured by our real estate assets. As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using proceeds from corporate-level debt or cash generated from operations. Of the amount outstanding as of September 30, 2015, there are no loans maturing in 2015. As of September 30, 2015, we had access to a $700 million unsecured revolving credit facility with an outstanding principal balance of $457.0 million. In September 2015, we amended our current credit facility agreement to add an unsecured term loan facility with three term loan tranches (the “Term Loans”). As of September 30, 2015, there were no outstanding borrowings under the Term Loans. Subsequent to September 30, 2015, we reduced the capacity of the revolving credit facility to $500 million, and we borrowed $400 million under the Term Loans and used those proceeds to pay down a portion of the outstanding principal balance of our revolving credit facility. The changes to our credit facility reduce interest expense on the unused portion of the revolving credit facility and allow us to maintain an appropriate level of liquidity.

We offer a share repurchase program that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases during the same period. During the three months ended September 30, 2015, we repurchased $26.4 million of common stock. The rise in repurchases during the quarter is primarily attributed to the repurchase price per share for all stockholders now equaling the estimated value per share of $10.20.

For the nine months ended September 30, 2015, gross distributions of approximately $92.5 million were paid to stockholders, including $48.2 million of distributions reinvested through the DRIP, for net cash distributions of $44.3 million. Distributions were funded by a combination of cash generated from operating activities and debt proceeds. On October 1, 2015, gross distributions of approximately $10.2 million were paid, including $5.2 million of distributions reinvested through the DRIP, for net cash distributions of $5.0 million. On November 2, 2015, gross distributions of approximately $10.5 million were paid, including $5.3 million of distributions reinvested through the DRIP, for net cash distributions of $5.2 million.

On November 3, 2015, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing November 1, 2015 through and including December 31, 2015. The authorized distributions equal a daily amount of $0.00183562 per share of common stock, par value $0.01 per share. A portion of each distribution is expected to constitute a return of capital for tax purposes.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for operating expenses, capital expenditures, distributions to stockholders, repurchases of common stock, and the interest and principal on indebtedness. Generally, we expect to meet cash needs from our cash flows from operations, from proceeds from the DRIP, and from borrowings under our unsecured credit facility. As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using proceeds from corporate-level debt. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings.
 As of September 30, 2015, our leverage ratio was 33.2% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost).

The table below summarizes our consolidated indebtedness at September 30, 2015 (dollars in thousands).

	Principal Amount at	Weighted-Average Interest Rate(2)	Weighted-Average Years to Maturity(2)
Debt(1)	September 30, 2015
Unsecured credit facility - fixed-rate(3)	$387,000	2.69%	4.4
Unsecured credit facility - variable-rate	70,000	1.50%	2.8
Fixed-rate mortgages payable(4)	317,088	5.49%	4.3
Total	$774,088	3.73%	4.2

(1)	The debt maturity table does not include any below-market debt adjustment, of which $7.1 million was recorded as of September 30, 2015.

(2)	The weighted-average interest rates and the weighted-average years to maturity were adjusted for the subsequent borrowings under the Term Loans (see Note 7 to the consolidated financial statements).

(3)
As of September 30, 2015, the interest rate on $387.0 million outstanding under our unsecured credit facility was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 1, 2019 to February 1, 2021 (see Notes 4 and 10 to the consolidated financial statements).

(4)
As of September 30, 2015, the interest rate on one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement. The outstanding principal balance of that variable-rate mortgage note payable was $11.4 million as of September 30, 2015 (see Notes 4 and 10 to the consolidated financial statements).

Interest Rate Hedging

We are party to an interest rate swap agreement that, in effect, fixes the variable interest rate on $11.4 million of one of our variable-rate mortgage notes at an annual interest rate of 5.22% through June 10, 2018. The swap has not been designated as a cash flow hedge and is recorded at fair value.

Additionally, we are party to three interest rate swap agreements that effectively fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing unsecured credit facility. These swaps qualify and have been designated as cash flow hedges. Below is a summary of the three interest rate swaps related to our existing credit facility (dollars in thousands):

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

Contractual Commitments and Contingencies

The following table summarizes our contractual obligations (in thousands) as of September 30, 2015, which have been adjusted for the subsequent borrowings under the Term Loans (see Note 7 to the consolidated financial statements):

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations - principal payments	$774,088	$1,634	$104,954	$104,455	$45,031	$104,389	$413,625
Long-term debt obligations - interest payments(1)	113,178	9,640	26,662	20,484	17,224	14,347	24,821
Operating lease obligations	644	16	64	49	30	30	455
Total	$887,910	$11,290	$131,680	$124,988	$62,285	$118,766	$438,901

(1)	Future variable-rate interest payments are based on interest rates as of September 30, 2015.

Our portfolio debt instruments and the unsecured revolving credit facility contain certain covenants and restrictions. The following is a list of certain restrictive covenants specific to the unsecured revolving credit facility that were deemed significant:

•	limits the ratio of debt to total asset value, as defined, to 60% or less with a surge to 65% following a material acquisition;

•	limits the ratio of unsecured debt to unencumbered asset value, as defined, to 60% or less with a surge to 65% following a material acquisition;

•	limits the ratio of secured debt to total asset value, as defined, to 40% or less with a surge to 45% following a material acquisition;

•	requires the fixed-charge ratio, as defined, to be at least 1.5 to 1.0 or 1.4 to 1.0 following a material acquisition;

•	requires maintenance of certain minimum tangible net worth balances;

•	requires the unencumbered NOI to interest expense on unsecured indebtedness ratio, as defined, to be 1.75 to 1.0 or greater or 1.7 to 1.0 following a material acquisition; and

•	limits the ratio of cash dividend payments to FFO, as defined, to be less than 95%.

As of September 30, 2015, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short and long term.

Distributions

Distributions for the nine months ended September 30, 2015 and 2014 accrued at an average daily rate of $0.00183562 per share of common stock. Activity related to distributions to our common stockholders for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross distributions paid	$31,256	$30,324	$92,476	$89,296
Distributions reinvested through DRIP	16,227	15,962	48,185	46,986
Net cash distributions	15,029	14,362	44,291	42,310
Net income (loss) attributable to stockholders	5,183	2,143	15,524	(159)
Net cash provided by operating activities	27,374	23,745	90,775	58,822
FFO(1)	30,548	23,573	90,180	55,872
1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations, Adjusted Funds from Operations and Modified Funds from Operations” for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net income (loss) on the consolidated statements of operations.

There were gross distributions of $10.2 million and $10.4 million accrued and payable to our common stockholders as of September 30, 2015 and December 31, 2014, respectively. To the extent that distributions were greater than our cash provided by operating activities for the three and nine months ended September 30, 2015, we funded such excess distributions with proceeds from borrowings.

We expect to pay distributions monthly and continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions, or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2015. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 9, 2015.

Impact of Recently Issued Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

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
		January 1, 2016	We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This update amends existing guidance to require the presentation of certain debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.
January 1, 2016
We expect that the adoption of this pronouncement will result in the presentation of certain debt issuance costs, which are currently included in deferred financing expense (net) in our consolidated balance sheets, as a direct deduction from the carrying amount of the related debt instrument.

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

As of September 30, 2015, we were party to an interest rate swap agreement that, in effect, fixed the variable interest rate on $11.4 million of one of our secured variable-rate mortgage notes at 5.22%, and we were party to three interest rate swap agreements that fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing unsecured credit facility.

As of September 30, 2015, we had not fixed the interest rate for $70.0 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at September 30, 2015 would result in approximately $0.7 million of additional interest expense. We had no other outstanding interest rate contracts as of September 30, 2015.

These amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2015, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2015.
Internal Control Changes
During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to an Investment in Us

If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’
overall returns may be reduced.

Our organizational documents permit us to pay distributions from any source without limit. To the extent we fund distributions from borrowings or the net proceeds from the issuance of securities, as we have done, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and our stockholders’ overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate. For the nine months ended September 30, 2015, we paid distributions of approximately $92.5 million, including distributions reinvested through the DRIP of $48.2 million, and our GAAP cash flows from operations were approximately $90.8 million. For the year ended December 31, 2014, we paid distributions of approximately $119.6 million, including distributions reinvested through the DRIP of $63.0 million, and our GAAP cash flows from operations were approximately $75.7 million.

Because the offering price in the DRIP exceeds our net tangible book value per share, investors in the DRIP will experience immediate dilution in the net tangible book value of their shares.

Initially, we offered shares in the DRIP at $9.50 per share. Effective as of August 24, 2015, we offer shares in the DRIP at $10.20 per share, which is the estimated value per share of our common stock. Our estimated value per share was calculated as of a specific date and is expected to fluctuate over time in response to future events such as developments related to individual assets and changes in the real estate and financial markets. However, we anticipate only determining an estimated value per share annually. As such, the actual value of an investment through the DRIP may be less than the DRIP offering price. Our net tangible book value is a rough approximation of value calculated simply as gross book value of real estate assets plus cash and cash equivalents minus total liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, excluding accumulated depreciation and amortization of real estate investments, (ii) cumulative distributions in excess of our earnings, (iii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (iv) the fees and expenses paid to PE-NTR and ARC in connection with the selection, acquisition, and management of our investments and (v) general and administrative expenses. As of September 30, 2015, our net tangible book value per share was $8.05.

Risks Related to Our Corporate Structure

We use an estimated value of our shares that is based on a number of assumptions that may not be accurate or complete and is also subject to a number of limitations.

To assist FINRA members and their associated persons that participated in our initial public offering, pursuant to applicable FINRA and NASD rules of conduct, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, PE-NTR initially estimated the value of our common shares as $10.00 per share based on the offering price of our shares of common stock in our initial public offering of $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). On August 24, 2015, our board of directors established an estimated value per share of our common stock of $10.20 based on the estimated fair value range of our real estate portfolio as indicated in a third party valuation report plus the value of our cash and cash equivalents less the value of our mortgages and loans payable as of July 31, 2015. We expect to update the estimated value per share of our common stock annually.

Our estimated value per share is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent a determination of the fair value of our assets or liabilities based on GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade if they were listed on a national securities exchange. Accordingly, with respect to the estimated value per share, there can be no assurance that: (1) a stockholder would be able to resell his or her shares at the estimated value per share; (2) a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company; (3) our shares of common stock would trade at the estimated value per share on a national securities exchange; (4) a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; (5) an independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or (6) the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of July 31, 2015 is based on the estimated values as of July 31, 2015. We have not made any adjustments to the valuation for the impact of other transactions occurring subsequent to July 31, 2015, including, but not limited to, (1) the issuance of common stock under the DRIP, (2) net operating income earned and dividends declared, (3) the repurchase of shares and (4) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual real estate assets, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of the our shares. In addition, the estimated value per share reflects a real estate portfolio premium as opposed to the sum of the individual property values; however, it does not reflect a discount for the fact that we are externally managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. Accordingly, the estimated value per share of our common stock may or may not be an accurate reflection of the fair market value of your investment and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

The actual value of shares that we repurchase under our share repurchase program may be less than what we pay.

Initially, under our share repurchase program, shares could be repurchased at varying prices depending on (1) the number of years the shares have been held, (2) the purchase price paid for the shares and (3) whether the redemptions are sought upon a stockholder’s death, qualifying disability or determination of incompetence, with a maximum price of $10.00 per share. Effective as of August 24, 2015, we repurchase shares under our share repurchase program at $10.20 per share, which is the estimated value per share of our common stock. This value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock, the repurchase may be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay, and the repurchase may be dilutive to our remaining stockholders.

Our stockholders may not be able to sell their shares under our share repurchase program and, if they are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Our share repurchase program includes numerous restrictions that limit our stockholders’ ability to sell their shares. During any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. Our stockholders must hold their shares for at least one year in order to participate in the share repurchase program, except for repurchases sought upon a stockholder’s death or “qualifying disability.” The cash available for redemption on any particular date is generally limited to the proceeds from the DRIP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of our board of directors. These limitations do not, however, apply to repurchase sought upon a stockholder’s death or “qualifying disability.” Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. These limits may prevent us from accommodating all repurchase requests made in any year. For example, in October 2015, repurchase requests exceeded the funding limits provided under the share repurchase program. These restrictions would severely limit your ability to sell your shares should you require liquidity and would limit your ability to recover the value you invested. Our board is free to amend, suspend or terminate the share repurchase program upon 30 days’ notice.

U.S. Federal Income Tax Risks

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

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, on August 24, 2015, our board of directors established an estimated value per share of our common stock of $10.20 based on the estimated fair value range of our real estate portfolio as indicated in a third party valuation report plus the value of our cash and cash equivalents less the value of our mortgages and loans payable as of July 31, 2015. We expect to update the estimated value per share of our common stock annually. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the IRS may determine that a plan fiduciary or an

IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

If you established an IRA or other retirement plan through which you invested in our shares, federal law may require you to withdraw required minimum distributions (“RMDs”) from such plan in the future. Our share repurchase program limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. Additionally, you will not be eligible to have your shares repurchased until you have held your shares for at least one year. As a result, you may not be able to have your shares repurchased at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to have your shares repurchased, our share repurchase price is based on the estimated value per share of our common stock as determined by our board of directors, and this value is expected to fluctuate over time. As such, a repurchase may be at a price that is less than the price at which the shares were initially purchased. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act during the nine months ended September 30, 2015.

b)	Not applicable.

c)
Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. During the quarter ended September 30, 2015, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(3)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2015	425	$9.32	425	(2)
August 2015	545	10.03	545	(2)
September 2015	1,659	10.20	1,659	(2)

(1)
All purchases of our equity securities by us in the three months ended September 30, 2015 were made pursuant to our share repurchase program.We announced the commencement of the program on August 12, 2010, which was subsequently amended on September 29, 2011.

(2)
We currently limit the dollar value and number of shares that may yet be repurchased under the program as described below. During the three months ended September 30, 2015, we repurchased $26.4 million of common stock, which represented all repurchase requests received timely, in good order, and eligible for repurchase during that period. See below regarding funding limitations during the fourth quarter of 2015 and beyond.

(3)
Initially, shares were repurchased under the share repurchase program at a price equal to or at a discount from the stockholders’ original purchase prices paid for the shares being repurchased. On August 24, 2015, our board of directors established an estimated value per share of our common stock of $10.20. Effective as of that date, the repurchase price per share for all stockholders is equal to the estimated value per share.

As of September 30, 2015, we recorded a liability of approximately $156,000 representing our obligation to repurchase 15,000 shares of common stock for which we had received a repurchase request but not yet fulfilled that request.

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

Additionally, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases during the same period; however, subject to the preceding limitations, we may use other sources of cash at the discretion of our board of directors. In October 2015, repurchase requests surpassed the funding limits under the share repurchase program. Our board of directors made a one-time authorization of additional funds in order to repurchase shares that were submitted for repurchase during the October repurchase cycle, which amounted to $10.8 million. We do not expect to have additional funds available for repurchases during the remainder of 2015. Funds available for the repurchases during the first three quarters of 2016, if any, are expected to be limited. If we are unable to fulfill all repurchase requests in any month, we will attempt to honor requests on a pro rata basis. We will continue to fulfill repurchases sought upon a stockholder’s death, determination of incompetence or qualifying disability in accordance with the terms of the share repurchase program.

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

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.          Exhibits

Ex.	Description

4.1	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P., dated October 1, 2015*
10.1
Third Amendment to Credit Agreement by and among Phillips Edison Grocery Center Operating Partnership I, L.P., the Company, the Lenders party thereto, and Bank of America, N.A., as administrative agent, dated September 15, 2015*

10.2	First Amendment to Advisory Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership I, L.P., and Phillips Edison NTR LLC, dated October 1, 2015*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT I, INC

Date: November 12, 2015	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)