Form 10-K
period 2015-12-31
PHILLIPS EDISON GROCERY CENTER REIT I, INC.
filed 2016-03-03
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑
While there is no established public market for the Registrant’s shares of common stock, the Registrant has made a public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 in which shares were sold at $10.00 per share, with discounts available for certain categories of purchasers. The Registrant ceased offering shares of common stock in its primary public offering on February 7, 2014, while it continues offering shares under its dividend reinvestment plan. On August 24, 2015, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.20 based substantially on the estimated market value of its portfolio of real estate properties as of July 31, 2015. For a full description of the methodologies used to establish the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
There were approximately 181.1 million shares of common stock held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, there were 182.2 million outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.

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

PART I

ITEM 1. BUSINESS

Overview

Phillips Edison Grocery Center REIT I, Inc. (“we,” the “Company,” “our,” or “us”), was formed as a Maryland corporation in October 2009. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership I, L.P., (the “Operating Partnership”), a Delaware limited partnership formed in December 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Grocery Center OP GP I LLC, is the sole general partner of the Operating Partnership.

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

We invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States.  As of December 31, 2015, we owned fee simple interests in 147 real estate properties acquired from third parties unaffiliated with us or PE-NTR.

Segment Data

We internally evaluate the operating performance of our portfolio of properties and currently do not differentiate properties by geography, size, or type. Each of our investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any other segment disclosures in 2015.

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

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally enjoy significant competitive advantages that result from, among other things, enhanced operating efficiencies, increased access to capital, and lower cost of capital.

Employees

We do not have any employees. In addition, all of our executive officers are officers of our Phillips Edison sponsor or one or more of its affiliates and will be compensated by those entities, in part, for their service rendered to us. We do not separately compensate our executive officers for their service as officers.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with federal, state and local environmental laws has not had a material adverse effect on our business, assets, or results of operations, financial condition, and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 AM to 3:00 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

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

ITEM 1A. RISK FACTORS

The factors described below represent our principal risks. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations, and ability to pay distributions to our stockholders. Potential investors and our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors,” section.

Risks Related to an Investment in Us

Because no public trading market for our shares currently exists, it is difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it may be at a discount to the public offering price.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing your shares. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon 30 days’ notice. Further, the share repurchase program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares to us. These restrictions have limited us from repurchasing shares submitted to us under the share repurchase program in the past and may do so again in the future. Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it may be at a discount to the public offering price of such shares. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

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
At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and pay other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate. For the year ended December 31, 2015, we paid gross distributions to our common stockholders of $123.2 million, including distributions reinvested through the dividend reinvestment plan (“DRIP”) of $63.8 million. For the year ended December 31, 2015, our net cash provided by operating activities was $106.1 million, which represents a shortfall of $17.1 million, or 13.9%, of our distributions paid, while our funds from operations (“FFO”) were $113.4 million, which represents a shortfall of $9.8 million, or 8.0%, of the distributions paid. The shortfall was funded by proceeds from borrowings. For the year ended December 31, 2014, we paid distributions of $119.6 million, including distributions reinvested through the DRIP of $63.0 million. For the year ended 2014, our net cash provided by operating activities was $75.7 million, which represents a shortfall of $43.9 million, or 36.7%, of our distributions paid, while our FFO were $56.5 million, which represents a shortfall of $63.1 million, or 52.8% of our distributions paid. The shortfall was funded by proceeds from borrowings.

Because the offering price in the DRIP exceeds our net tangible book value per share, investors in the DRIP will experience immediate dilution in the net tangible book value of their shares.

Initially, we offered shares in the DRIP at $9.50 per share. Effective as of August 24, 2015, we offer shares in the DRIP at $10.20 per share, which is the estimated value per share of our common stock. Our estimated value per share was calculated as of a specific date and is expected to fluctuate over time in response to future events such as developments related to individual assets and changes in the real estate and financial markets. However, we anticipate only determining an estimated value per share annually. As such, the actual value of an investment through the DRIP may be less than the DRIP offering price. Our net tangible book value is a rough approximation of value calculated simply as gross book value of real estate assets plus cash and cash equivalents minus total liabilities, divided by the total number of shares of common stock outstanding. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (1) operating losses, excluding accumulated depreciation and amortization of real estate investments, (2) cumulative distributions in excess of our earnings, (3) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (4) the fees and expenses paid to PE-NTR and ARC in connection with the selection, acquisition, and management of our investments and (5) general and administrative expenses. As of December 31, 2015, our net tangible book value per share was $7.91.

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

We are dependent on PE-NTR, which is responsible for our day-to-day operations and is primarily responsible for the selection of our investments. We are also dependent on Phillips Edison & Company Ltd. (the “Property Manager”) to manage our portfolio of real estate assets. PE-NTR had no previous operating history prior to serving as our sub-advisor and advisor, and it depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of PE-NTR, the Property Manager or certain of their affiliates or in our relationship with them could hinder their ability to successfully manage our operations and our portfolio of investments.

The loss of or the inability to obtain key real estate professionals at PE-NTR could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investments.

Our success depends to a significant degree upon the contributions of Jeffrey S. Edison, Chief Executive Officer and the Chairman of our Board of Directors; R. Mark Addy, President and Chief Operating Officer; and Devin I. Murphy, Chief Financial Officer, at PE-NTR. We do not have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon PE-NTR and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and PE-NTR and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms, as needed, which have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

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

PE-NTR and its affiliates receive substantial fees from us. These fees could influence PE-NTR’s advice to us as well as their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with Phillips Edison and its affiliates, including the PE-NTR Agreement and property management agreement;

•	sales of properties and other investments to third parties, which entitle PE-NTR to disposition fees and possible subordinated incentive fees;

•	acquisitions of properties and other investments from other Phillips Edison-sponsored programs;

•	acquisitions of properties and other investments from third parties, which entitle PE-NTR to acquisition and asset-management compensation;

•	borrowings to acquire properties and other investments, as acquisitions and investments increase the acquisition fees and asset-management compensation payable to PE-NTR;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle PE-NTR to a subordinated incentive listing fee; and

•	whether and when we seek to sell the company or its assets, which sale could entitle PE-NTR to a subordinated participation in net sales proceeds.

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

We rely on PE-NTR for the day-to-day operation of our business. In addition, PE-NTR has the primary responsibility for the selection of our investments. PE-NTR relies on our sponsor and its affiliates to conduct our business. Our officers are principals or employees of Phillips Edison and the affiliates that manage the assets of the other Phillips Edison-sponsored programs. As a result of their interests in other Phillips Edison-sponsored programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other Phillips Edison-sponsored programs and other business activities in which they are involved. Should PE-NTR breach its duties to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments and the value of our stockholders’ investments may decline.

All of our executive officers, one of our directors and the key real estate and other professionals assembled by PE-NTR face conflicts of interest related to their positions or interests in affiliates of our sponsors, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, one of our directors and the key real estate and other professionals assembled by PE-NTR are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in PE-NTR, or other sponsor-affiliated entities. Through our sponsor’s affiliates, some of these persons work on behalf of other Phillips Edison-sponsored public and private programs. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) development of our properties by affiliates, (4) investments with affiliates of PE-NTR, (5) compensation to PE-NTR, and (6) our relationship with PE-NTR and the Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

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

Further, the estimated value per share as of July 31, 2015 is based on the estimated values as of July 31, 2015. We have not made any adjustments to the valuation for the impact of other transactions occurring subsequent to July 31, 2015, including, but not limited to, (1) the issuance of common stock under the DRIP, (2) net operating income earned and dividends declared, (3) the repurchase of shares and (4) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual real estate assets, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares. In addition, the estimated value per share reflects a real estate portfolio premium as opposed to the sum of the individual property values; however, it does not reflect a discount for the fact that we are externally managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. Accordingly, the estimated value per share of our common stock may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

The actual value of shares that we repurchase under our share repurchase program may be less than what we pay.

Initially, under our share repurchase program, shares could be repurchased at varying prices depending on (1) the number of years the shares had been held, (2) the purchase price paid for the shares and (3) whether the redemptions were sought upon a stockholder’s death, qualifying disability or determination of incompetence, with a maximum price of $10.00 per share. Effective as of August 24, 2015, we repurchase shares under our share repurchase program at $10.20 per share, which is the estimated value per share of our common stock. This value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock, the repurchase may be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay, and the repurchase may be dilutive to our remaining stockholders.

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

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

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

Our share repurchase program includes numerous restrictions that limit our stockholders’ ability to sell their shares. During any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. Our stockholders must hold their shares for at least one year in order to participate in the share repurchase program, except for repurchases sought upon a stockholder’s death or “qualifying disability.” The cash available for redemption on any particular date is generally limited to the proceeds from the DRIP during the period consisting of the preceding four fiscal quarters, less any cash already used for redemptions during the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of our board of directors. These limitations do not, however, apply to repurchases sought upon a stockholder’s death or “qualifying disability.” Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. These limits may prevent us from accommodating all repurchase requests made in any year. For example, in the fourth quarter of 2015, repurchase requests exceeded the funding limits provided under the share repurchase program, and we were unable to repurchase all of the shares submitted to us. These restrictions would severely limit our stockholders’ ability to sell their shares should they require liquidity and would limit their ability to recover the value they invested. Our board is free to amend, suspend or terminate the share repurchase program upon 30 days’ notice.

Our stockholders’ interests in us will be diluted if we issue additional shares, which could reduce the overall value of our stockholders’ investment.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1.01 billion shares of capital stock, of which 1 billion shares are designated as common stock and 10 million shares are designated as preferred stock. Our board of directors may amend our charter to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Additionally, our board may elect to (1) sell additional shares in the DRIP and future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of PE-NTR or any of its affiliates, (4) issue shares to PE-NTR, or its successors or assigns, in payment of an outstanding fee obligation or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, our stockholders’ ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

Payment of fees to PE-NTR and its affiliates reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investments in our shares.

PE-NTR and its affiliates perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We currently pay or have paid them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investments and reduces the amount of cash available for investment or distribution to stockholders. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee.

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

Our properties and their performance are subject to the risks typically associated with real estate, including:

•	downturns in national, regional, and local economic conditions;

•	increased competition for real estate assets targeted by our investment strategy;

•	adverse local conditions, such as oversupply or reduction in demand for similar properties in an area and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax, real estate, environmental, and zoning laws;

•	periods of high interest rates and tight money supply; and

•	the illiquidity of real estate investments generally.

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

Retail conditions may adversely affect our base rent and, subsequently, our income.

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

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on financial condition and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy, and therefore, funds may not be available to pay such claims in full. See Item 2. Properties for information related to concentration of our tenants.

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

We may be unable to successfully integrate and operate acquired properties, which may have a material adverse effect on our business and operating results.

Even if we are able to make acquisitions on favorable terms, we may not be able to successfully integrate and operate them. We may be required to invest significant capital and resources after an acquisition to maintain or grow the properties that we acquire. In addition, we may need to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff, to integrate and manage successfully any future acquisitions of additional assets. These and other integration efforts may disrupt our operations, divert PE-NTR’s attention away from day-to-day operations and cause us to incur unanticipated costs. The difficulties of integration may be increased by the necessity of coordinating operations in geographically dispersed locations. Our failure to integrate successfully any acquisitions into our portfolio could have a material adverse effect on our business and operating results. Further, acquired properties may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

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

The real estate industry is subject to market forces. We are unable to predict certain market changes, including changes in supply of, or demand for, similar real properties in a particular area. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders.

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

Our operating expenses may increase in the future, and, to the extent such increases cannot be passed on to tenants, our cash flow and our operating results would decrease.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75.0% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25.0% (20.0% for taxable years after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation or currency risks will be excluded from gross income for purposes of the REIT 75.0% and 95.0% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate, (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75.0% or 95.0% gross income tests or (3) to manage risk with respect to prior hedging transactions described in (1) or (2) above, and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75.0% and 95.0% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35.0% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25.0% (20.0% for taxable years after 2017) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25.0% (or 20.0% as applicable) value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

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

If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (3) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.

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

If stockholders invested in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.

If stockholders established an IRA or other retirement plan through which they invested in our shares, federal law may require them to withdraw required minimum distributions (“RMDs”) from such plan in the future. Our share repurchase program limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. Additionally, our stockholders will not be eligible to have their shares repurchased until they have held their shares for at least one year. As a result, they may not be able to have their shares repurchased at a time in which they need liquidity to satisfy the RMD requirements under their IRA or other retirement plan. Even if they are able to have their shares repurchased, our share repurchase price is based on the estimated value per share of our common stock as determined by our board of directors, and this value is expected to fluctuate over time. As such, a repurchase may be at a price that is less than the price at which the shares were initially purchased. If stockholders fail to withdraw RMDs from their IRA or other retirement plan, they may be subject to certain tax penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Real Estate Investments

As of December 31, 2015, we owned 147 properties, throughout the continental United States, acquired from third parties unaffiliated with us or PE-NTR. The following table presents information regarding our properties as of December 31, 2015 (dollars and square feet in thousands). For additional portfolio information, refer to “Real Estate and Accumulated Depreciation (Schedule III)” herein.

State	Number of Properties	GLA(1)	% GLA	Annualized Effective Rent(“AER”)(2)	% AER	AER/SF(3)	% Leased

Florida	23	1,753	11.3%	$22,487	12.4%	$13.51	94.9%
Georgia	21	2,123	13.6%	22,104	12.2%	10.95	95.1%
Ohio	13	1,619	10.4%	15,623	8.6%	9.94	97.1%
California	7	713	4.6%	12,395	6.8%	18.50	94.0%
Virginia	6	674	4.3%	10,123	5.6%	15.62	96.1%
Texas	4	600	3.9%	9,920	5.5%	16.72	99.0%
Illinois	6	641	4.1%	8,409	4.6%	13.37	98.1%
North Carolina	7	604	3.9%	7,778	4.3%	13.27	97.1%
Massachusetts	5	608	3.9%	7,223	4.0%	12.88	92.3%
Colorado	6	580	3.7%	5,675	3.1%	10.32	94.8%
South Carolina	6	458	2.9%	5,651	3.1%	12.89	95.6%
Pennsylvania	4	600	3.9%	5,615	3.1%	9.37	99.8%
Minnesota	5	410	2.6%	5,212	2.9%	12.95	98.1%
Oregon	4	338	2.2%	4,531	2.5%	13.74	97.7%
Michigan	3	525	3.4%	4,328	2.4%	8.62	95.7%
Maryland	2	228	1.5%	4,056	2.2%	17.81	100.0%
Kentucky	3	424	2.7%	3,994	2.2%	9.94	94.9%
New Mexico	3	326	2.1%	3,895	2.1%	14.58	81.9%
Tennessee	2	526	3.4%	3,731	2.1%	7.22	98.2%
Indiana	2	345	2.2%	3,417	1.9%	10.11	98.0%
Iowa	3	359	2.3%	2,956	1.6%	8.22	100.0%
Arizona	3	249	1.6%	2,612	1.4%	12.39	84.5%
Wisconsin	3	259	1.7%	2,433	1.3%	9.61	97.7%
Washington	2	170	1.1%	2,309	1.3%	13.98	96.9%
Nevada	1	116	0.7%	1,868	1.0%	16.32	99.0%
Connecticut	1	124	0.8%	1,627	0.9%	14.34	91.3%
Kansas	1	77	0.5%	998	0.5%	13.24	98.2%
Missouri	1	112	0.7%	843	0.4%	7.51	100.0%
	147	15,561	100.0%	$181,813	100.0%	$12.19	95.9%

(1)	Gross leasable area (“GLA”) is defined as portion of the total floor area of a building that is available for tenant leasing.

(2)	We calculate AER as monthly contractual rent as of December 31, 2015 multiplied by 12 months, less any tenant concessions.

(3)	We calculate by using the AER divided by the total leased square feet (“SF”).

Lease Expirations

The following table lists, on an aggregate basis, all of the scheduled lease expirations after December 31, 2015 for each of the next ten years and thereafter for our 147 shopping centers. The table shows the rentable square feet and AER represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Expiring Leases	AER(1)	% of Total Portfolio AER	Leased Rentable Square Feet Expiring	% of Leased Rentable Square Feet Expiring
2016(1)	339	$13,999	7.7%	1,170	7.8%
2017	316	17,703	9.7%	1,443	9.7%
2018	322	20,911	11.5%	1,635	11.0%
2019	338	25,350	13.9%	1,915	12.8%
2020	278	20,906	11.5%	1,642	11.0%
2021	122	12,990	7.1%	1,209	8.1%
2022	59	8,903	4.9%	862	5.8%
2023	75	15,294	8.5%	1,286	8.6%
2024	101	10,658	5.9%	1,116	7.5%
2025	100	10,939	6.1%	746	5.0%
Thereafter	99	24,160	13.2%	1,896	12.7%
	2,149	$181,813	100.0%	14,920	100.0%

(1)	We calculate AER as monthly contractual rent as of December 31, 2015 multiplied by 12 months, less any tenant concessions.

(2)	Subsequent to December 31, 2015, we renewed 36 of the 339 leases expiring in 2016, which accounts for 238,672 total square feet and total AER of $2.5 million.

During the year ended 2015, we noted a 10.7% overall increase in rent per square foot for renewed leases when compared to rent per square foot on expired leases for the same period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Leasing Activity” for further discussion of leasing activity. Based on current market base rental rates, we believe we will achieve overall positive increases in our average base rental income for leases expiring in 2016. However, changes in base rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the base rents on new leases will continue to increase from current levels.

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
The following table presents the composition of our portfolio by tenant type as of December 31, 2015 (dollars and square feet in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	AER(1)	% of AER
Grocery anchor	8,092	54.2%	$76,840	42.3%
National & regional(2)	4,755	31.9%	68,563	37.7%
Local	2,073	13.9%	36,410	20.0%
	14,920	100.0%	$181,813	100.0%

(1)	We calculate AER as monthly contractual rent as of December 31, 2015 multiplied by 12 months.

(2)	We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of December 31, 2015 (dollars and square feet in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	AER(1)	% of AER
Grocery	8,092	54.2%	$76,840	42.3%
Retail Stores(2)	3,439	23.1%	40,867	22.5%
Services(2)	2,181	14.6%	39,367	21.7%
Restaurant	1,208	8.1%	24,739	13.5%
	14,920	100.0%	$181,813	100.0%

(1)	We calculate AER as monthly contractual rent as of December 31, 2015 multiplied by 12 months.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of December 31, 2015 (dollars and square feet in thousands):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	AER(2)	% of AER
Kroger(3)(9)	37	2,057	13.8%	$16,189	8.9%
Publix	31	1,458	9.8%	14,806	8.1%
Walmart(4)	9	1,121	7.5%	5,198	2.9%
Albertsons-Safeway(5)	13	783	5.2%	8,100	4.5%
Giant Eagle	7	560	3.8%	5,396	3.0%
Ahold USA(6)	6	411	2.8%	6,377	3.5%
SUPERVALU(7)	4	273	1.8%	2,382	1.3%
Raley’s	3	193	1.3%	3,422	1.9%
Winn-Dixie	3	147	1.0%	1,545	0.8%
Delhaize America(8)	4	142	0.9%	1,855	1.0%
Hy-Vee	2	127	0.9%	527	0.3%
Schnuck’s	2	121	0.8%	1,459	0.8%
Coborn’s	2	108	0.7%	1,388	0.8%
Sprouts Farmers Market	3	94	0.6%	1,146	0.6%
H-E-B	1	81	0.5%	1,210	0.7%
Price Chopper	1	68	0.5%	844	0.5%
Big Y	1	65	0.4%	1,048	0.6%
PAQ, Inc.(9)	1	59	0.4%	1,046	0.6%
Rosauers Supermarkets, Inc.	4	55	0.4%	921	0.5%
Save Mart	1	51	0.3%	537	0.3%
Trader Joe’s	1	50	0.3%	399	0.2%
The Fresh Market	2	38	0.3%	597	0.3%
Fresh Thyme	1	30	0.2%	450	0.2%
	139	8,092	54.2%	$76,840	42.3%

(1)
Number of locations excludes (a) 28 auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, (b) six locations where we do not own the portion of the shopping center that contains the grocery-anchor, and (c) two locations that have non-grocery anchors.

(2)	We calculate AER as monthly contractual rent as of December 31, 2015 multiplied by 12 months.

(3)	King Soopers, Harris Teeter, Smith's, Fry’s, Pick ‘n Save, and QFC are affiliates of Kroger.

(4)	Consists of six Walmart Supercenters and three Walmart Neighborhood Markets.

(5)	Vons, Jewel-Osco, Market Street, Albertsons, and Shaw's are affiliates of Albertsons-Safeway.

(6)	Giant Foods, Giant Food Stores, Stop & Shop, and Martin's are affiliates of Ahold USA.

(7)	Cub Foods and Shop ‘n Save are affiliates of SUPERVALU INC.

(8)	Food Lion and Hannaford are affiliates of Delhaize America.

(9)	Food 4 Less at Boronda Plaza is owned by PAQ, Inc. and Food 4 Less at Driftwood Village is owned by Kroger.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of February 29, 2016, we had approximately 182.2 million shares of common stock outstanding, held by a total of 40,374 stockholders of record.

Market Information

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
Valuation Overview
On August 24, 2015, our board of directors established an estimated value per share of our common stock of $10.20 based substantially on the estimated market value of our portfolio of 147 real estate properties in various geographic locations in the United States (the “Portfolio”) as of July 31, 2015. We provided this estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by FINRA.

We engaged KPMG LLP (“KPMG”) to estimate the fair value range of the Portfolio. KPMG prepared a valuation report (the “Valuation Report”) that provided an estimated fair value range of the Portfolio of $2.61 billion to $2.72 billion as of July 31, 2015. In order to arrive at an estimated value per share, PE-NTR (1) considered the estimated fair value range of the Portfolio indicated by KPMG’s Valuation Report, and then, based on our consolidated balance sheet as of July 31, 2015, (2) added cash and cash equivalents of $10.5 million, (3) deducted mortgages and loans payable of $746.4 million, and (4) divided that amount by the 187.8 million outstanding shares of our common stock and vested Class B units of the Operating Partnership. These calculations produced an estimated value per share in the range of $9.98 to $10.57 as of July 31, 2015. Our board of directors ultimately approved $10.20 as the estimated value per share of our common stock.

The following table summarizes the components of the estimated value per share of our common stock as of July 31, 2015 (in millions, except per share amounts):

	Low	High
Estimated Fair Value of Portfolio	$2,610	$2,720
Cash and Cash Equivalents	11	11
Mortgages and Loans Payable	(746)	(746)
	$1,875	$1,985

Common Stock and Vested Class B Units	187.8	187.8

Estimated Value Per Share	$9.98	$10.57

As with any valuation methodology, the methodologies used are based upon a number of assumptions and estimates that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. These limitations are discussed further under “Limitations of Estimated Value per Share” below.

Valuation Methodology

Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we deem to be appropriate valuation and appraisal methodologies and assumptions. The following is a summary of the valuation methodologies and components used to calculate the estimated value per share.

Real Estate Portfolio

Independent Valuation Firm

KPMG was recommended by PE-NTR to the conflicts committee to provide independent valuation services. The conflicts committee approved the engagement of KPMG for those services. KPMG is a leading professional services firm that has assembled a seasoned valuation team with prior relevant valuation experience that is not affiliated with us or PE-NTR. KPMG had not performed a valuation of the Portfolio in the past; however, it previously provided consulting services to the conflicts committee related to the Portfolio for which it received usual and customary compensation. KPMG may be engaged to provide professional services to us in the future. The KPMG personnel who prepared the valuation have no present or prospective interest or bias in the Portfolio and no personal interest with our company or PE-NTR.

The compensation KPMG received for its valuation of our Portfolio was based on the scope of work and was not contingent on an action or event resulting from analyses, opinions, or conclusions in its Valuation Report or from its use. In addition, KPMG’s compensation for completing the valuation of the Portfolio was not contingent upon the development or reporting of a predetermined value or direction in value, the amount of the value opinion, the attainment of a stipulated result, or the occurrence of a subsequent event directly related to the intended use of its Valuation Report. KPMG was responsible for providing an estimated fair value of the Portfolio; however, KPMG was not responsible for, did not calculate, and did not participate in the determination of the estimated value of our company or the estimated value per share of our common stock. We have agreed to indemnify KPMG against certain liabilities arising out of this engagement.

KPMG’s analyses, opinions, or conclusions were developed and the Valuation Report was prepared, in conformity with the Uniform Standards of Professional Appraisal Practice. The Valuation Report was reviewed, approved and signed by individuals with the professional designation of MAI (Member of the Appraisal Institute). The use of the Valuation Report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. The standard of value that KPMG used in preparing the Valuation Report is defined under the Financial Accounting Standards Board’s Accounting Standard Codification Topic 820, Fair Value Measurement and Disclosures, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. In preparing the Valuation Report, KPMG did not solicit third-party indications of interest in the Portfolio.

KPMG collected and reviewed information for the Portfolio including: location, building size, tenancy, and acquisition details for each of our properties. Market data and valuation benchmarks were researched and analyzed and interviews were conducted with PE-NTR’s personnel familiar with the Portfolio. Estimates of fair value were based on KPMG’s analysis as supported by the data it deemed most reliable and appropriate.

In preparing the Valuation Report, KMPG relied upon the accuracy and completeness of data, material and other information supplied to it by us and PE-NTR regarding the Portfolio. For example, we and PE-NTR provided information regarding physical occupancies, year built/renovated, gross leasable area, our prior acquisitions, business model information, operating expenses and contractual revenues. KPMG assumed the retail sales and operating figures were consistent with our expectations. KPMG did not independently verify the physical and legal characteristics of the Portfolio nor did it make personal inspections. KPMG’s review also assumed that there were no adverse environmental conditions or toxic materials that might adversely impact the value of the Portfolio. KPMG’s Valuation Report was prepared using the special limiting condition that there was a portfolio premium. The portfolio premium assumes that a buyer will pay more for the aggregation of a large collection of individual properties as compared to pricing on an individual property basis. The Valuation Report contains other assumptions, qualifications and limitations that qualify the analysis, opinions and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from their appraised values.

The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to the Valuation Report.

Real Estate Valuation

KPMG estimated the fair value of the Portfolio as of July 31, 2015, using various methodologies. Generally accepted valuation practice suggests assets may be valued using a range of methodologies, which can be broadly classified into three general approaches: the income approach, the sales comparison approach, and the cost approach. In completing its work, KPMG principally focused on the income and sales comparison approaches to value. The income approach was the primary valuation method and the sales comparison approach was utilized to validate the findings. The cost approach was considered but not utilized because the Portfolio consists of income producing assets. The scope of the analysis included: the application of a capitalization rate and a consistent portfolio premium to each property; a discounted cash flow (“DCF”) approach for the Portfolio in its entirety; a sales comparison approach on the Portfolio based on net operating income (“NOI”) per square foot tiers (“NOI Tiers”); and research regarding comparable portfolio transactions, market portfolio premiums, individual property transactions and third party market reports.

KPMG applied a portfolio premium in its analysis. A portfolio premium indicates that a buyer will pay more for the aggregation of a large portfolio as compared to individual properties. According to KPMG’s research, the value of the Portfolio exceeds the aggregate individual property values due to the following benefits: (1) the magnitude of the Portfolio coupled with the investment appetite of institutional buyers; (2) the concentrated Portfolio product type (e.g. grocery-anchored) tends to be very marketable and generally easier to finance with long-term debt; (3) the time associated with accumulation of the Portfolio through individual acquisitions; and (4) the increased cash flows that result from operating efficiencies, synergies of management, and cost savings on fees such as legal and brokerage fees. KPMG performed research regarding historical quantitative data and market observations in determining to apply a 75 basis point adjustment to the stabilized capitalization rate to account for the portfolio premium.

Under the income approach, KPMG performed a direct capitalization analysis. For each property, KPMG capitalized the projected stabilized NOI with a market-derived capitalization rate, inclusive of the portfolio premium. KPMG also performed a discounted cash flow analysis under the income approach based on PE-NTR’s projected Portfolio level cash flow. KPMG reviewed third party industry benchmarks to estimate the discount and terminal capitalization rates.

Under the sales comparison approach, KPMG performed a tier analysis by researching comparable transactions and classifying the comparable transactions into various NOI Tiers. KPMG then computed the average price per square foot value of the sales comparables under each NOI Tier. The implied value indication for the Portfolio was computed as the product of the average price per square foot of the comparable set in each NOI Tier and the total area of the properties under the respective NOI Tier. KPMG calculated the implied going-in capitalization rate from the aforementioned analysis based on the aggregate NOI from the direct capitalization approach and applied the portfolio premium. The portfolio premium adjusted going-in capitalization rate was then reapplied to the aggregate NOI estimate to arrive at the implied Portfolio fair value. In addition, KPMG performed a regression analysis under the sales comparison approach. Based on the sales comparables obtained for each of the properties, KPMG computed the implied NOI per square foot of all the relevant sales comparables. KPMG performed the regression analysis using the NOI per square foot and sale price per square foot of the comparables. Using the sales comparable data set, a trend line and a regression equation was derived.

The following summarizes the range of implied capitalization rates that were used to arrive at the estimated value of the Portfolio (in thousands):

	Implied Capitalization Rate without Portfolio Premium	Estimated Portfolio Value without Portfolio Premium	Implied Capitalization Rate with Portfolio Premium	Estimated Portfolio Value with Portfolio Premium
Income Approach
Direct Capitalization	6.81%	$2,420,000	6.06%	$2,720,000
Portfolio-Level DCF(1)	6.40%	2,610,000	6.40%	2,610,000

Sales Comparison Approach
Tier Analysis	6.90%	2,390,000	6.15%	2,680,000
Regression Analysis	6.81%	2,420,000	6.06%	2,720,000

(1)
A portfolio premium was not applied in the Portfolio-Level DCF approach. The discount and terminal capitalization rates were determined based on a three-year holding period and third party industry benchmarks that reflect comparable portfolio transactions.

Numerous assumptions were made in calculating the estimated fair value range of the Portfolio. KPMG performed a comprehensive search of recent portfolio transactions to benchmark the implied going-in capitalization rates that resulted from its various approaches. This search found that there were nine highly comparable transactions between the second quarter of 2014 and the valuation date of July 31, 2015, which indicated a capitalization rate range of 5.50% to 7.00% with an average capitalization rate of 6.27%. Of these transactions, five took place in 2015 and indicated a capitalization rate range of 5.50% to 6.60% with an average capitalization rate of 6.10%. These transactions presented a mix of both power centers and grocery-anchored shopping centers. It was noted that the Portfolio had a higher concentration of grocery-anchored shopping centers in relation to the comparable transactions, and that 12 month capitalization rate data for the second quarter of 2015 implied that grocery-anchored shopping centers had capitalization rates that were approximately 25 basis points lower than power centers.

In performing its portfolio-level DCF approach, KPMG utilized a discount rate of 7.75% and a terminal capitalization rate of 6.50%. These were determined based on a three-year holding period and third party industry benchmarks that reflected comparable portfolio transactions; however, a separate portfolio premium was not applied in the portfolio-level DCF approach because the discount and terminal capitalization rates were based on comparable portfolio transactions.

A 75 basis point adjustment was applied to account for a portfolio premium in the direct capitalization, tier analysis and regression analysis approaches. This adjustment was made in order to achieve comparability with recent market transactions after the data from the market research implied a current portfolio premium of 25 to 100 basis points for historical portfolio transactions versus single property transactions. The impact of the portfolio premium adjustment on these three approaches was an increase to the total estimated Portfolio value of $290 million to $300 million.

The implied capitalization rates that resulted from the valuation approaches ranged from 6.06% to 6.40%. KPMG found that these capitalization rates were consistent with numerous independent transactions. As such, each approach to value was viewed as a reliable indication of fair value.

KPMG used its valuation analysis to conclude that the estimated fair value range of the Portfolio as of July 31, 2015, was in the range of $2.61 billion to $2.72 billion.

Sensitivity Analysis

While we believe that KPMG’s assumptions and inputs are reasonable, a change in these assumptions would impact the calculations of the estimated value of the Portfolio (under the Income Approach Direct Capitalization and Portfolio-Level DCF). Assuming all other factors remained unchanged:

•	A decrease in capitalization rates of 25 basis points would increase the estimated fair value range of the Portfolio by approximately $120.0 million under the direct capitalization method.

•	An increase in capitalization rates of 25 basis points would decrease the estimated fair value range of the Portfolio by approximately $110.0 million under the direct capitalization method.

•	A decrease in the discount rates of 25 basis points would increase the estimated fair value range of the Portfolio by approximately $20.0 million under the Portfolio-Level DCF method.

•	An increase in the discount rates of 25 basis points would decrease the estimated fair value range of the Portfolio by approximately $10.0 million under the Portfolio-Level DCF method.

This sensitivity analysis is only hypothetical to illustrate possible results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points.

Cash and Cash Equivalents and Mortgages and Loans Payable

Our management used a balance sheet as of July 31, 2015, to determine the amount of its cash and cash equivalents ($10.5 million) and mortgages and loans payable ($746.4 million). We consider the carrying value of our cash and cash equivalents to approximate fair value because of the short period of time between origination of the instruments and their expected realization. We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders. The discount rate used approximates current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable). We have utilized market information, as available, or present value techniques to estimate these amounts.

Common Stock and Vested Class B Units

In determining the estimated value per share of our common stock, we took into consideration the total number of shares of its common stock outstanding and vested Class B units of the Operating Partnership as of July 31, 2015. The number of shares of common stock outstanding on that date was approximately 185.0 million. The Operating Partnership issues units of limited partnership that are designated as Class B units in exchange for asset management services in accordance with the PE-NTR Agreement and the limited partnership agreement of the Operating Partnership. The vesting of the Class B units is contingent upon a market condition and a service condition. Subject to the terms of the partnership agreement, vested Class B units will convert to operating partnership units when the economic capital account balance attributable to those Class B units is equal to the operating partnership unit economic balance. Upon conversion, such operating partnership units may be exchanged at the election of the holder for cash or, at the option of the operating partnership, for shares of our common stock. As of July 31, 2015, there were approximately 2.8 million vested Class B units outstanding.

Role of the Conflicts Committee and the Board of Directors

The conflicts committee of our board of directors is composed of all of our independent directors. It is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The conflicts committee approved our engagement of KPMG to provide an estimation of the fair value range of the Portfolio as of July 31, 2015. The conflicts committee received a copy of the Valuation Report and discussed the report with representatives of KPMG. The Valuation Report provided an estimated fair value range of the Portfolio of $2.61 billion to $2.72 billion as of July 31, 2015. Senior management of PE-NTR also discussed with the conflicts committee its methodology and calculations in order to determine the range of the estimated value per share of $9.98 to $10.57. PE-NTR recommended to the conflicts committee that $10.20 per share be approved as the estimated value per share of our common stock. The conflicts committee discussed the rationale for this value with PE-NTR.

Following the conflicts committee’s receipt and review of the Valuation Report, the recommendation of PE-NTR, and in light of other factors considered by the conflicts committee and its own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $9.98 and $10.57 was appropriate. The conflicts committee then recommended to our board of directors that it select $10.20 as the estimated value per share of our common stock. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.20 as the estimated value per share of our common stock as of July 31, 2015, which determination was ultimately and solely the responsibility of the board of directors.

Limitations of Estimated Value per Share

We are providing this estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent a determination of the fair value of our assets or liabilities based on U.S. generally accepted accounting principles (GAAP), nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of July 31, 2015 is based on the estimated value of the Portfolio, cash and cash equivalents, and mortgages and loans payable as of July 31, 2015. As of December 31, 2015 we had not made any adjustments to the valuation for the impact of other transactions occurring subsequent to July 31, 2015, including, but not limited to, (1) the issuance of common stock under the dividend reinvestment plan, (2) net operating income earned and dividends declared, (3) the repurchase of shares and (4) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual assets in the Portfolio, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual assets in the Portfolio or changes in valuation assumptions could have a very significant impact on the value of our shares. The estimated value per share reflects a real estate portfolio premium as opposed to the sum of the individual property values; however, it does not reflect a discount for the fact that we are externally managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Dividend Reinvestment Plan

We have adopted the DRIP, through which stockholders may elect to reinvest an amount equal to the dividends declared on their shares of common stock into shares of our common stock in lieu of receiving cash dividends. Initially, the purchase price per share under the DRIP was $9.50. In accordance with the DRIP, because we established an estimated value per share on August 24, 2015, participants acquire shares of common stock through the DRIP at a price of $10.20 per share. Participants in the DRIP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock. For the year ended December 31, 2015, 6.6 million shares were issued through the DRIP, resulting in proceeds of approximately $63.8 million. For the year ended December 31, 2014, 6.6 million shares were issued through the DRIP, resulting in proceeds of approximately $63.0 million.

Distribution Information

We pay distributions based on daily record dates, payable monthly in arrears. During the years ended December 31, 2015 and 2014, our board of directors authorized distributions based on daily record dates for each day during the periods from January 1 through December 31, 2015 and 2014. The authorized distributions for January 2014 through December 2015 were equal to a daily amount of $0.00183562 per share of common stock.

The total monthly distributions paid to common stockholders for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Distributions paid to common stockholders	$123,190	$119,562

Distributions were paid subsequent to December 31, 2015 to the stockholders from December 2015 through February 2016 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid
December 1, 2015 through and including December 31, 2015	1/4/2016	$10,320
January 1, 2016 through and including January 31, 2016	2/2/2016	10,315
February 1, 2016 through and including February 29, 2016	3/2/2016	9,678

All distributions paid during the years ended December 31, 2015 and 2014 have been funded by a combination of cash generated through operations, borrowings, and offering proceeds.

Unregistered Sales of Equity Securities

During 2015, we did not sell any equity securities that were not registered under the Securities Act.

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

•
Under our share repurchase program, the maximum amount of common stock that we may redeem during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share redemptions to date.

•
The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less any cash already used for repurchases during the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of the board of directors. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

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

The following table presents the activity under our share repurchase program for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	2015	2014
Shares repurchased	7,386	346
Cost of repurchases	$74,469	$3,323
Average repurchase price	$10.08	$9.60

We record a liability representing our obligation to repurchase shares of common stock submitted for repurchase as of year end but not yet repurchased. Below is a summary of our obligation to repurchase shares of common stock as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Liability recorded	$—	$1,669
Shares submitted for repurchase	—	177

All of the shares that we repurchased pursuant to our share repurchase program during the quarter ended December 31, 2015 are provided below:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share (1)(3)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2015	3,867,091	$10.20	3,867,091	(2)
November 2015	175,909	10.20	175,909	(2)
December 2015	53,298	10.20	53,298	(2)

(1)
All purchases of our equity securities by us in the three months ended December 31, 2015 were made pursuant to the share repurchase program. We announced the commencement of the share repurchase program on August 12, 2010, and it was subsequently amended on September 29, 2011.

(2)
We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described above. During the year ended December 31, 2015, we repurchased $74.5 million of common stock. See below regarding funding limitations during the fourth quarter of 2015 and beyond.

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

During the fourth quarter of 2015, repurchase requests surpassed the funding limits under the share repurchase program. Our board of directors made a one-time authorization of additional funds in order to repurchase shares that were submitted for repurchase during the October repurchase cycle, which amounted to $10.8 million. As of December 31, 2015, there were outstanding requests to repurchase 3.4 million shares that had not been repurchased due to the program’s funding limits. In addition, due to these funding limits, no funds will be available for repurchases during the first quarter of 2016. The funds available for repurchases during the second and third quarters of 2016, if any, are expected to be limited. If we are unable to fulfill all repurchase requests in any month, we will attempt to honor requests on a pro rata basis. We will continue to fulfill repurchases sought upon a stockholder’s death, determination of incompetence or qualifying disability in accordance with the terms of the share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

As of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011
(In thousands, except per share amounts)
	2015	2014	2013	2012	2011
Balance Sheet Data:
Investment in real estate assets	$2,350,033	$2,201,235	$1,136,074	$291,175	$70,753
Cash and cash equivalents	40,680	15,649	460,250	7,654	6,969
Total assets	2,234,812	2,150,769	1,721,527	325,410	85,192
Mortgages and loans payable	854,079	650,462	200,872	159,007	46,788
Operating Data:
Total revenues	$242,099	$188,215	$73,165	$17,550	$3,529
Property operating expenses	(38,399)	(32,919)	(11,896)	(2,957)	(631)
Real estate tax expenses	(35,285)	(25,262)	(9,658)	(2,055)	(507)
General and administrative expenses	(15,829)	(8,632)	(4,346)	(1,717)	(845)
Acquisition expenses	(5,404)	(17,430)	(18,772)	(3,981)	(1,751)
Vesting of Class B units for asset management services(1)	—	(27,853)	—	—	—
Interest expense, net	(32,390)	(20,360)	(10,511)	(3,020)	(811)
Net income (loss)	13,561	(22,635)	(12,350)	(4,273)	(2,516)
Net income (loss) attributable to stockholders	13,360	(22,635)	(12,404)	(3,346)	(2,364)
Other Operational Data:
Net operating income(2)	$163,023	$125,816	$50,152	$12,493	$2,624
Funds from operations(3)	113,400	56,513	12,769	1,209	(981)
Modified funds from operations(3)	112,729	94,552	28,982	4,295	879
Cash Flow Data:
Cash flows provided by operating activities	$106,073	$75,671	$18,540	$4,033	$593
Cash flows used in investing activities	(110,774)	(715,772)	(776,219)	(198,478)	(56,149)
Cash flows provided by financing activities	29,732	195,500	1,210,275	195,130	61,818
Per Share Data:
Net income (loss) per share—basic and diluted	$0.07	$(0.13)	$(0.18)	$(0.51)	$(1.57)
Common distributions declared	$0.67	$0.67	$0.67	$0.65	$0.65
Weighted-average shares outstanding—basic	183,678	179,280	70,227	6,509	1,503
Weighted-average shares outstanding—diluted	186,394	179,280	70,227	6,509	1,503

(1)	See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” for further discussion.

(2)
See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Net Operating Income” for the definition and information regarding why we present Net Operating Income and for a reconciliation of this non-GAAP financial measure to net income (loss).

(3)
See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations” for the definition and information regarding why we present Funds from Operations and Modified Funds from Operations and for a reconciliation of these non-GAAP financial measures to net income (loss).

The selected financial data should be read in conjunction with the consolidated financial statements and notes appearing in this annual report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

Phillips Edison Grocery Center REIT I, Inc. was formed as a Maryland corporation on October 13, 2009 and elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010. We ceased offering shares of common stock in our primary offering on February 7, 2014. We continue to offer up to a total of approximately 37.8 million shares of common stock under the DRIP. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our common stock at a purchase price of $10.20 per share.

As of December 31, 2015, we had issued 189.1 million shares of common stock, including 15.3 million shares issued through the DRIP, generating gross cash proceeds of $1.9 billion since the commencement of our initial public offering.

Below are statistical highlights of our portfolio’s activities from inception to date and for the properties acquired during the year ended December 31, 2015:

	Total Portfolio as of December 31, 2015	Property Acquisitions during the Year Ended December 31, 2015
Number of properties	147	9
Number of states	28	7
Weighted-average capitalization rate(1)	7.1%	6.5%
Weighted-average capitalization rate with straight-line rent(2)	7.3%	6.5%
Total square feet (in thousands)	15,561	850
Leased % of rentable square feet(3)	95.9%	91.3%
Average remaining lease term in years(3)	5.9	6.4

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

(3)	As of December 31, 2015. The average remaining lease term in years excludes future options to extend the term of the lease.

Market Outlook—Real Estate and Real Estate Finance Markets

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

According to the Bureau of Economic Analysis, as measured by the U.S. real gross domestic product (“GDP”), the U.S. economy’s growth increased 2.4% in 2015 as compared to 2014, according to preliminary estimates. For 2014, real GDP increased 2.4% compared to 2013. According to the Commerce Department, the increase in real GDP in 2015 reflected positive contributions from personal consumption expenditures (“PCE”), nonresidential fixed investment, exports, private inventory investment, state and local government spending, and residential fixed investment. Imports, which are a subtraction in the calculation of GDP, increased. Comparing real GDP growth in 2015 with growth in 2014, real GDP increased 2.4% in both years, though there were offsetting movements in the components. Decelerations in nonresidential fixed investment and in exports and an acceleration in imports were offset by accelerations in PCE and in residential fixed investment, a smaller decrease in federal government spending, and accelerations in private inventory investment and in state and local government spending.

According to J.P. Morgan’s 2016 REIT Outlook Equity Research Report, GDP is expected to grow approximately 2.5% in 2016. The U.S. retail real estate market displayed positive fundamentals in 2015, with vacancy rates continuing to drop and increasing average leasing spreads.

Overall, the improving retail real estate fundamentals along with the improving job creation and personal consumption expenditure data suggests that 2016 should be another year of economic recovery in the U.S. that results in a positive market situation. However, several factors create long-term uncertainty for the sector, including the growth in e-commerce, future interest rate growth, slowing retail sales growth and the general political climate.

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

Real Estate Assets

Real Estate Acquisition Accounting—In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we record real estate, consisting of land and buildings and improvements, at fair value. We allocate the cost of an acquisition to the acquired tangible assets, identifiable intangibles, and assumed liabilities based on their estimated acquisition-date fair values. In addition, ASC 805 requires that acquisition costs be expensed as incurred and restructuring costs generally be expensed in periods subsequent to the acquisition date.

We assess the acquisition-date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis and replacement cost), and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

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

We calculate the fair value of assumed long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate at which we would expect to incur a replacement instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

Impairment of Real Estate and Related Intangible Assets—We monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets as defined by ASC 360, Property, Plant, and Equipment. Particular examples of events and changes in circumstances that could indicate potential impairments are significant decreases in occupancy, rental income, operating income, and market values.

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

We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

We make estimates of the collectability of our tenant receivables related to base rents, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

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

The Class B units have both a market condition and a service condition up to and through a Liquidity Event. A Liquidity Event (“Liquidity Event”) is defined as being the first to occur of the following: (i) a termination without cause (as discussed above), (ii) a listing, or (iii) another liquidity event. Therefore, the vesting of Class B units occurs only upon completion of both the market condition and service condition. Because PE-NTR can be terminated as the advisor without cause before a Liquidity Event occurs, and at such time the market condition and service condition may not be satisfied, any unvested Class B units may be forfeited. Additionally, if the market condition and service condition had been satisfied and a Liquidity Event had not occurred, ARC or PE-NTR could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved by our independent directors. As a result, we have concluded that the service condition is not probable because of each party’s ability to terminate the current advisory agreement at any time without cause.

Because the satisfaction of the market or service condition is not probable, no expense for services rendered will be recognized unless the market condition or service condition becomes probable. Based on our conclusion of the market condition and service condition not being probable, the Class B Units issued under our current advisory agreement will be treated as unissued for accounting purposes until the market condition and service condition have been achieved. However, as the Class B unit holders are not required to return the distributions if the Class B units are forfeited before they vest, the distributions paid to ARC and PE-NTR will be treated as expense for services rendered. This expense will be calculated as the product of the number of unvested units issued to date and the stated distribution rate at the time such distribution is authorized.

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

Impact of Recently Issued Accounting Pronouncements—Refer to Note 2 to our consolidated financial statements in this annual report for discussion of the impact of recently issued accounting pronouncements.

Results of Operations

Summary of Operating Activities for the Years Ended December 31, 2015 and 2014

(In thousands, except per share amounts)			Favorable (Unfavorable) Change
	2015	2014	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$242,099	$188,215	$53,884	$51,827	$2,057
Property operating expenses	(38,399)	(32,919)	(5,480)	(7,188)	1,708
Real estate tax expenses	(35,285)	(25,262)	(10,023)	(8,860)	(1,163)
General and administrative expenses	(15,829)	(8,632)	(7,197)	(6,763)	(434)
Acquisition expenses	(5,404)	(17,430)	12,026	11,966	60
Vesting of Class B units for asset management services	—	(27,853)	27,853	27,853	—
Depreciation and amortization	(101,479)	(79,160)	(22,319)	(22,555)	236
Interest expense, net	(32,390)	(20,360)	(12,030)	(14,145)	2,115
Other income, net	248	766	(518)	(870)	352
Net income (loss)	13,561	(22,635)	36,196	31,265	4,931
Net income attributable to noncontrolling interests	(201)	—	(201)	256	(457)
Net income (loss) attributable to stockholders	$13,360	$(22,635)	$35,995	$31,521	$4,474

Net income (loss) per share—basic and diluted	$0.07	$(0.13)	$0.20

The Same-Center column above includes the 83 properties that were owned and operational prior to January 1, 2014. The Non-
Same-Center column includes properties that were acquired after January 1, 2014, in addition to corporate-level income and expenses. In this section, we will explain significant fluctuations in activity shown in the Same-Center column as well as any significant corporate-level changes that are not attributable to the change in the number of properties owned. We owned 138 properties as of December 31, 2014 and 147 properties as of December 31, 2015. Unless otherwise discussed below, year-to-year comparative differences for the years ended December 31, 2015 and 2014, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

Total revenues— Of the $53.9 million increase in total revenues, $51.8 million was related to the acquisition of 65 properties in 2014 and 2015. The remaining $2.1 million increase was primarily related to a $1.5 million increase in same-center rental income and a $0.6 million increase in same-center tenant recovery income. The increase in same-center rental income was driven by a $0.18 increase in minimum rent per square foot and a 1.1% increase in occupancy since December 31, 2014. The increase in same-center tenant recovery income stemmed from an improvement in the occupancy and recovery percentages along with an increase in recoverable real estate tax expenses.

Property operating expenses—These expenses include (i) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, landscaping, snow removal, utilities, property insurance costs, security and various other property-related expenses; (ii) bad debt expense; and (iii) property management fees and expenses. Property operating expenses for non-same-center properties increased by $7.2 million due to the acquisition of 65 properties in 2014 and 2015. These costs were partially offset by a decrease in same-center property operating expense of $1.7 million, which was primarily related to a $0.8 million reduction in bad debt expense from 2014 and a $0.9 million reduction in common area maintenance expense due to upfront maintenance costs incurred in 2014 for the additional same-center properties acquired in 2013.

Real estate tax expenses—The $10.0 million increase in real estate tax expenses was primarily comprised of an $8.9 million increase related to the acquisition of 65 properties in 2014 and 2015, along with approximately $1.2 million of additional expenses due to changes in assessed values of same-center properties.

General and administrative expenses—General and administrative expenses include legal and professional fees, asset management fees, insurance for directors and officers, transfer agent fees, taxes and other corporate-level expenses. General and administrative expenses increased $7.2 million primarily due to non-same-center activity. Included in non-same center activity was a $4.6 million increase in corporate asset management fees paid to PE-NTR as a result of the change to our advisory fee structure as of October 1, 2015, and a $2.2 million increase primarily related to the operation of 65 properties acquired in 2014 and 2015.

Vesting of Class B units for asset management services—During the year ended December 31, 2014, there were non-cash expenses of $27.9 million incurred for the vesting of 2.8 million Class B units of our operating partnership that were previously issued to PE-NTR and ARC as compensation for asset management services provided from October 1, 2012 through December 3, 2014. The vesting of these units resulted from the termination of the ARC Agreement on December 3, 2014 and the determination by the independent directors that the economic hurdle of at least a 6% investor return had been met, which was calculated upon the termination of the ARC Agreement. During the year ended December 31, 2015, there was no vesting of Class B units. The vesting of Class B units occurs only upon completion of both a market condition and service condition. Because PE-NTR can be terminated as the advisor without cause before a liquidity event occurs, and at such time the market condition and service condition may not be satisfied, the unvested Class B units issued since December 3, 2014, may be forfeited. Refer to Note 2 of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” for more information regarding the vesting of Class B units.

Interest expense, net—Debt incurred in connection with the acquisition of 65 properties in 2014 and 2015 as well as other corporate-level debt activity resulted in a $14.1 million increase in non-same-center interest expense. During 2015 and 2014 we assumed debt with a fair value of $34.3 million and $189.0 million, respectively, related to our property acquisitions in those years, in addition to borrowings made under our credit facility. Of the corporate-level interest expense increase, $3.2 million was due to additional expense from fixing the interest rate on our unsecured credit facility by entering into interest rate swap agreements and $2.1 million was due to additional expense related to the write-off of deferred financing costs, of which $1.9 million resulted from a reduction of the capacity of our unsecured revolving credit facility. Partially offsetting the increase in non-same-center interest expense was a $2.1 million decrease in interest expense for same-center properties. This reduction was primarily as a result of lower outstanding principal balances from payments on our fixed-rate mortgages, including a reduction of $0.8 million as a result of using our unsecured credit facility to pay off higher fixed-rate mortgages in 2014 and 2015.

We generally expect our revenues and expenses to increase in future years as a result of owning the properties acquired in 2015 for a full year and the potential acquisition of additional properties.

Summary of Operating Activities for the Years Ended December 31, 2014 and 2013

(In thousands, except share and per share amounts)				Favorable (Unfavorable) Change
	2014	2013	Change	Non-Same-Center	Same-Center
Operating Data:
Total revenues	$188,215	$73,165	$115,050	$113,482	$1,568
Property operating expenses	(32,919)	(11,896)	(21,023)	(20,203)	(820)
Real estate tax expenses	(25,262)	(9,658)	(15,604)	(14,957)	(647)
General and administrative expenses	(8,632)	(4,346)	(4,286)	(4,361)	75
Acquisition expenses	(17,430)	(18,772)	1,342	1,320	22
Vesting of Class B units for asset management services	(27,853)	—	(27,853)	(27,853)	—
Depreciation and amortization	(79,160)	(30,512)	(48,648)	(48,623)	(25)
Interest expense, net	(20,360)	(10,511)	(9,849)	(12,628)	2,779
Other income, net	766	180	586	638	(52)
Net loss	(22,635)	(12,350)	(10,285)	(13,185)	2,900
Net income attributable to noncontrolling interests	—	(54)	54	—	54
Net loss attributable to stockholders	$(22,635)	$(12,404)	$(10,231)	$(13,185)	2,954

Net loss per share—basic and diluted	$(0.13)	$(0.18)	$0.05

The Same-Center column above includes the 26 properties that were owned and operational prior to January 1, 2013. The Non-Same-Center column includes properties acquired after January 1, 2013, in addition to corporate-level income and expenses. In this section, we primarily explain fluctuations in activity shown in the Same-Center column as well as any notable fluctuations in the Non-Same-Center column related to corporate-level activity. We owned 83 properties as of December 31, 2013, and 138 properties as of December 31, 2014. Unless otherwise discussed below, year-to-year comparative differences for the years ended December 31, 2014 and 2013 are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

Total revenues—In addition to a $113.5 million increase related to the acquisition of 113 properties in 2013 and 2014, the $115.1 million increase in total revenues was primarily related to a $1.6 million increase in same-center revenue, which was driven by a $0.20 increase in minimum rent per square foot and a 0.7% increase in occupancy since December 31, 2013.

General and administrative expenses—The primary reasons for the $4.4 million increase in non-same-center general and administrative expenses were a $2.3 million increase in transfer agent fee expense and a $1.1 million increase in consulting expenses related to proxy solicitation and other services. The remaining increase was primarily due to the operation of 113 additional properties acquired in 2013 and 2014. All these costs were a result of the overall growth of the company and were not directly attributable to the properties we own. These expenses were partially offset by a $0.3 million reduction in distributions related to Class B units.

Acquisition expenses—The $1.3 million decrease in acquisition expenses was primarily due to increased activity in 2013. In 2013, the acquisition of the remaining ownership interest of our joint venture (the “Joint Venture”) with a group of institutional investors advised by CBRE Global Multi-Manager (the “CBRE Investors”), caused $0.7 million of additional transaction costs, and expenses incurred for acquisitions not occurring until 2014 caused expenses to be $0.8 million higher in 2013.

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

Leasing Activity

Below is a summary of leasing activity for the years ended December 31, 2015 and 2014:

	Total Deals		Inline Deals(1)
	2015	2014	2015	2014
New leases:
Number of leases	186	123	179	123
Square footage (in thousands)	586	235	360	235
First-year base rental revenue (in thousands)	$8,001	$3,674	$6,250	$3,674
Average rent per square foot (“PSF”)	$13.66	$15.61	$17.36	$15.61
Average cost PSF of executing new leases(2)(3)	$37.05	$28.37	$39.22	$28.37
Weighted average lease term (in years)	8.0	6.1	7.1	6.1
Renewals and Options:
Number of leases	259	230	246	222
Square footage (in thousands)	1,247	574	574	447
Retention rate	86.3%	87.2%	81.3%	80.1%
First-year base rental revenue (in thousands)	$16,703	$10,167	$11,571	$8,818
Average rent PSF	$13.39	$17.72	$20.15	$19.72
Average rent PSF prior to renewals	$12.10	$16.90	$17.60	$18.46
Percentage increase in average rent PSF	10.7%	4.9%	14.5%	6.8%
Average cost PSF of executing renewals and options(2)	$4.57	$3.90	$5.20	$4.47
Weighted average lease term (in years)	5.7	5.6	5.0	5.5

(1)	Inline deals represent a lease with less than 10,000 square feet of GLA.

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	Year over year, national tenant deals executed increased from 30% to 46% of our executed new leases. Typically, national deals have higher costs than local deals.

Non-GAAP Measures

Same-Center Net Operating Income

We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues less property operating expenses, real estate taxes, and non-cash revenue items. Same-Center NOI represents the NOI for the 83 properties that were owned for the entire portion of both comparable reporting periods. We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income (loss). Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2013, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.

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

The table below is a comparison of the Same-Center NOI for the years ended December 31, 2015 and 2014:

	2015	2014	$ Change	% Change
Revenues:
Rental income (1)	$101,740	$99,428	$2,312
Tenant recovery income	33,593	32,993	600
Other property income	625	706	(81)
	135,958	133,127	2,831	2.1%
Operating Expenses:
Property operating expenses	22,052	23,771	(1,719)
Real estate taxes	19,523	18,360	1,163
	41,575	42,131	(556)	(1.3)%
Total Same-Center NOI	$94,383	$90,996	$3,387	3.7%

(1)	Excludes straight-line rental income and the net amortization of above- and below-market leases.
Same center NOI increased $3.4 million, or 3.7% for the year ended December 31, 2015, as compared to the same period in 2014. This positive growth was primarily due to a $0.18 increase in minimum rent per square foot, a 1.1% improvement in occupancy, and a $0.8 million reduction in bad debt expense year-over-year.

Below is a reconciliation of net income (loss) to Same-Center NOI for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Net income (loss)	$13,561	$(22,635)
Adjusted to exclude:
General and administrative expenses	15,829	8,632
Acquisition expenses	5,404	17,430
Vesting of Class B units for asset management services	—	27,853
Depreciation and amortization	101,479	79,160
Interest expense, net	32,390	20,360
Other income, net	(248)	(766)
Net amortization of above- and below-market leases	(821)	85
Straight-line rental income	(4,571)	(4,303)
NOI	163,023	125,816
Less: NOI from centers excluded from Same-Center	(68,640)	(34,820)
Total Same-Center NOI	$94,383	$90,996

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because, when compared year to year, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.

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

•
Adjustment for gains or losses related to early extinguishment of derivatives and debt instruments—Similar to extraordinary items excluded from FFO, these adjustments are not related to continuing operations. By excluding gains or losses related to early extinguishment of derivatives and debt instruments and write-offs of unamortized deferred financing fees, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

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

Neither FFO nor MFFO should be considered as an alternative to net income (loss) or income (loss) from continuing operations under GAAP, nor as an indication of our liquidity, nor is either of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated.
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

FFO AND MFFO
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Unaudited)
(In thousands, except per share amounts)

	2015	2014	2013
Calculation of FFO
Net income (loss) attributable to stockholders	$13,360	$(22,635)	$(12,404)
Adjustments:
Depreciation and amortization of real estate assets	101,522	79,160	30,512
Gain on sale of property	—	(12)	—
Noncontrolling interest	(1,482)	—	(5,312)
FFO attributable to common stockholders	$113,400	$56,513	$12,796
Calculation of MFFO
FFO attributable to common stockholders	$113,400	$56,513	$12,796
Adjustments:
Vesting of Class B units for asset management services	—	27,853	—
Acquisition expenses	5,404	17,430	18,772
Write-off of unamortized deferred financing fees	2,110	—	—
Net amortization of above- and below-market leases	(821)	85	536
Straight-line rental income	(4,571)	(4,303)	(1,995)
Amortization of market debt adjustment	(2,685)	(2,480)	(1,235)
Change in fair value of derivatives	(118)	(546)	(128)
Noncontrolling interest	10	—	236
MFFO attributable to common stockholders	$112,729	$94,552	$28,982

Earnings per common share:
Basic:
Weighted-average common shares outstanding	183,678	179,280	70,227
Net income (loss) per share	$0.07	$(0.13)	$(0.18)
FFO per share	0.62	0.32	0.18
MFFO per share	0.61	0.53	0.41
Diluted:
Weighted-average common shares outstanding	186,394	179,280	70,227
Net income (loss) per share	$0.07	$(0.13)	$(0.18)
FFO per share	0.61	0.32	0.18
MFFO per share	0.60	0.53	0.41

Liquidity and Capital Resources

General

Our principal cash demands are for operating expenses, capital expenditures, distributions to stockholders, share repurchases, and principal and interest on our outstanding indebtedness. We ceased offering shares in the primary portion of our initial public offering on February 7, 2014, and now only offer shares of common stock through the DRIP. As of December 31, 2015, we have invested all of the proceeds from our initial public offering in real estate properties and have used certain offering proceeds to fund distributions and acquisition expenses. We intend to use our cash on hand, operating cash flows, proceeds from debt financings, and proceeds from the DRIP as our primary sources of immediate and long-term liquidity.

As of December 31, 2015, we had cash and cash equivalents of $40.7 million. During the year ended December 31, 2015, we had a net cash increase of $25.0 million.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash on hand, operating cash flows, DRIP proceeds, and proceeds from secured and unsecured debt financings, including borrowings on our unsecured revolving credit facility. Operating cash flows are expected to increase with the additional properties added to our portfolio throughout 2014 and 2015.

As of December 31, 2015, we have $847.4 million of contractual debt obligations, representing mortgage loans secured by our real estate assets and our unsecured credit facility, excluding below-market debt adjustments of $6.6 million. As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using proceeds from corporate-level debt or cash generated from operations. Of the amount outstanding at December 31, 2015, $104.8 million is for loans which mature in 2016.

In September 2015, we entered into a third amendment to our existing credit agreement, which provides for the addition of an unsecured term loan facility and includes three term loan tranches (the “Term Loans”) with interest rates of LIBOR plus 1.25%. In October 2015, we borrowed $400 million under the Term Loans and used those proceeds to pay down a portion of the outstanding principal balance of our revolving credit facility. The maturities of the three term loan tranches correspond to the three interest rate swap agreements executed in April 2015 (see Notes 4 and 10). The first tranche of Term Loans has a principal amount of $100 million and matures in February 2019, with two 12-month options to extend the maturity. The second tranche of Term Loans has a principal amount of $175 million and matures in February 2020, with one 12-month option to extend the maturity. The third tranche of Term Loans has a principal amount of $125 million and matures in February 2021. A maturity date extension for the first or second tranche of Term Loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche. We may request increases to the existing unsecured term loan facility or create new incremental term loans provided the principal amount of all outstanding term loans does not exceed $1.5 billion at any one time.

During the fourth quarter of 2015, we reduced the capacity of our unsecured revolving credit facility, and as of December 31, 2015, we had access to a $500 million unsecured revolving credit facility, which had an outstanding principal balance of $141 million. The interest rate on amounts outstanding under this credit facility is currently LIBOR plus 1.3%. The credit facility matures in December 2017, with two six-month options to extend the maturity to December 2018. The capacity reduction to our credit facility will lower interest expense by reducing the unused portion of the revolving credit facility while allowing us to maintain an appropriate level of liquidity.

For the year ended December 31, 2015, gross distributions of approximately $123.2 million were paid to stockholders, including $63.8 million of distributions reinvested through the DRIP, for net cash distributions of $59.4 million. On January 4, 2016, gross distributions of approximately $10.3 million were paid, including $5.2 million of distributions reinvested through the DRIP, for net cash distributions of $5.1 million. Distributions were funded by a combination of cash generated from operating activities and debt proceeds.

On January 26, 2016, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2016 through and including January 31, 2016. Distributions for the month of January were paid on February 2, 2016. On January 26, 2016, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing February 1, 2016 through and including February 29, 2016. Distributions for the month of February were paid on March 2, 2016. The authorized distributions equal an amount of 0.00183060 per share of common stock. A portion of each distribution is expected to constitute a return of capital for tax purposes.

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

As of December 31, 2015, our leverage ratio was 35.1% (calculated as total debt, less cash and cash equivalents, as a percentage of total real estate investments, including acquired intangible lease assets and liabilities, at cost).

The table below summarizes our consolidated indebtedness at December 31, 2015 (dollars in thousands):

	Principal Amount at	Weighted- Average	Weighted- Average
Debt(1)	December 31, 2015	Interest Rate	Years to Maturity
Unsecured term loans - fixed-rate(2)	$387,000	2.7%	4.1
Unsecured term loans - variable-rate	13,000	1.5%	5.1
Fixed rate mortgages payable(3)	306,435	5.5%	3.4
Unsecured revolving credit facility - variable rate	141,000	1.5%	2.0
Total	$847,435	3.5%	3.5

(1)	The debt maturity table does not include any below-market debt adjustment, of which $6.6 million was recorded as of December 31, 2015.

(2)
As of December 31, 2015, the interest rate on $387.0 million outstanding under our unsecured credit facility was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 1, 2019 to February 1, 2021 (see Notes 4 and 10 to the consolidated financial statements).

(3)
As of December 31, 2015, the interest rate on one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement. The outstanding principal balance of that variable-rate mortgage note payable was $11.3 million as of December 31, 2015 (see Notes 4 and 10 to the consolidated financial statements).

Interest Rate Hedging

We are party to three interest rate swap agreements that effectively fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing unsecured credit facility. These swaps qualify and have been designated as cash flow hedges. Below is a summary of the three interest rate swaps related to our existing credit facility (dollars in thousands):

	Notional Amount	Swap Rate	Effective Interest Rate(1)	Maturity Date
First interest rate swap	$100,000	1.21%	2.51%	February 1, 2019
Second interest rate swap	175,000	1.40%	2.70%	February 3, 2020
Third interest rate swap	112,000	1.55%	2.85%	February 1, 2021

(1)	The effective rate equals the swap rate plus the spread on the unsecured credit facility of 1.30%

In May 2014, in connection with an acquisition, we assumed an interest rate swap agreement that, in effect, fixes the variable interest rate of our secured variable-rate mortgage note at 5.22% through June 10, 2018. As of December 31, 2015, the notional amount of variable-rate mortgage debt fixed by the swap was $11.3 million. The swap has not been designated as a cash flow hedge and is recorded at fair value.

Contractual Commitments and Contingencies

Our contractual obligations as of December 31, 2015, were as follows (in thousands):

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations - principal payments	$847,435	$104,754	$188,242	$46,876	$104,041	$179,004	$224,518
Long-term debt obligations - interest payments(1)	98,120	27,105	21,160	16,708	13,796	9,062	10,289
Operating lease obligations	627	64	49	30	30	30	424
Total	$946,182	$131,923	$209,451	$63,614	$117,867	$188,096	$235,231

(1)	Future variable-rate interest payments are based on interest rates as of December 31, 2015.

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
As of December 31, 2015, we were in compliance with all restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short and long term.

Distributions

Distributions for the period from January 1, 2014 through December 31, 2015 accrued at an average daily rate of $0.00183562 per share of common stock. Activity related to distributions to our common stockholders for the years ended December 31, 2015 and 2014, is as follows (in thousands):

	2015	2014
Gross distributions paid	$123,190	$119,562
Distributions reinvested through DRIP	63,803	62,950
Net cash distributions	$59,387	$56,612
Net income (loss) attributable to stockholders	$13,360	$(22,635)
Net cash provided by operating activities	$106,073	$75,671
FFO(1)	$113,400	$56,513
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations” for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net income (loss) on the consolidated statements of operations.

There were gross distributions of $10.3 million accrued and payable as of December 31, 2015. We expect to pay distributions monthly and continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board and will be influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.

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

As of December 31, 2015 and 2014, we were party to an interest rate swap agreement that, in effect, fixed the variable interest rate on $11.3 million and $11.6 million, respectively, of one of our secured variable-rate mortgage notes at 5.22%. Additionally, as of December 31, 2015, we were party to three interest rate swap agreements that fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing unsecured credit facility.

As of December 31, 2015 and 2014, we had not fixed the interest rate for $154.0 million and $291.7 million, respectively, of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2015 would result in approximately $1.5 million of additional interest expense for the year. We had no other outstanding interest rate contracts as of December 31, 2015 and 2014.

These amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2015, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

We do not have any foreign operations, including vendor relationships, and thus we are not exposed to foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2015.
Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15-15(f) under the Exchange Act.

Our management has assessed the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) at December 31, 2015. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2015.

Internal Control Changes

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the quarter ended December 31, 2015, all items required to be disclosed under Form 8-K were reported under Form 8-K.

On February 29, 2016, John B. Bessey resigned from his position as our co-president and chief investment officer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our Principal Executive Officer and Principal Financial Officer. Our Code of Ethics may be found at www.grocerycenterREIT1.com.

The other information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

(b)         Exhibits

Ex.	Description
3.1	Fourth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 15, 2014)
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 9, 2015)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on for 8-K filed August 1, 2014)
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

4.2
Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix A to the prospectus dated February 12, 2016 included in the Company’s Registration Statement on Form S-3 (No. 333-209506) filed February 12, 2016)

4.3
Second Amended and Restated Agreement of Limited Partnership of Phillips Edison - ARC Shopping Center Operating Partnership, L.P., dated December 1, 2014 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 9, 2015)

4.4
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P., dated October 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2015)

10.1
Amended and Restated 2010 Independent Director Stock Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

10.2	2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)
10.3
Amended and Restated Property Management, Leasing and Construction Management Agreement by and among the Company, Phillips Edison - ARC Shopping Center Operating Partnership, L.P. and Phillips Edison & Company, Ltd., dated June 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2014)

10.4
Second Amendment to Credit Agreement and Waiver, dated November 17, 2014, among the Operating Partnership, the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 9, 2015)

10.5
Third Amendment to Credit Agreement by and among Phillips Edison Grocery Center Operating Partnership I, L.P., the Company, the Lenders party thereto, and Bank of America, N.A., as administrative agent, dated September 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2015)

10.6
Advisory Agreement by and between the Company and Phillips Edison NTR LLC, dated December 3, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 9, 2015)

10.7
First Amendment to Advisory Agreement by and between the Company and Phillips Edison NTR LLC, dated October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2015)

10.8	Second Amendment to Advisory Agreement by and between the Company and Phillips Edison NTR LLC, dated November 3, 2015*
10.9
Confirmation letter #1 regarding the terms and conditions of the interest rate swap transaction between Phillips Edison Grocery Center Operating Partnership I, L.P. and Bank of America, N.A. dated April 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2015)

10.10
Confirmation letter #2 regarding the terms and conditions of the interest rate swap transaction between Phillips Edison Grocery Center Operating Partnership I, L.P. and Bank of America, N.A. dated April 30, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2015)

10.11
Confirmation letter #3 regarding the terms and conditions of the interest rate swap transaction between Phillips Edison Grocery Center Operating Partnership I, L.P. and Bank of America, N.A. dated April 30, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2015)

21.1	Subsidiaries of the Company*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Amended Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 5, 2011)
99.2	Consent of KPMG LLP*
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

* Filed herewith

*
All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Phillips Edison Grocery Center REIT I, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Phillips Edison Grocery Center REIT I, Inc., and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phillips Edison Grocery Center REIT I, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 3, 2016

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
(In thousands, except per share amounts)

	2015	2014
ASSETS
Investment in real estate:
Land and improvements	$719,430	$675,289
Building and improvements	1,397,050	1,305,345
Acquired intangible lease assets	233,553	220,601
Total investment in real estate assets	2,350,033	2,201,235
Accumulated depreciation and amortization	(232,102)	(126,965)
Total investment in real estate assets, net	2,117,931	2,074,270
Cash and cash equivalents	40,680	15,649
Restricted cash	6,833	6,803
Deferred financing expense, net of accumulated amortization of $7,603 and $5,107, respectively	13,244	13,727
Other assets, net	56,124	40,320
Total assets	$2,234,812	$2,150,769
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable	$854,079	$650,462
Acquired below market lease intangibles, less accumulated amortization of $14,259 and $7,619, respectively	39,782	42,454
Accounts payable – affiliates	5,278	975
Accounts payable and other liabilities	43,881	48,738
Total liabilities	943,020	742,629
Commitments and contingencies (Note 9)	—	—
Redeemable common stock	—	29,878
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at
December 31, 2015 and 2014	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 181,308 and 182,131 shares issued and
outstanding at December 31, 2015 and 2014, respectively	1,813	1,820
Additional paid-in capital	1,588,541	1,567,653
Accumulated other comprehensive income	22	—
Accumulated deficit	(323,761)	(213,975)
Total stockholders’ equity	1,266,615	1,355,498
Noncontrolling interests	25,177	22,764
Total equity	1,291,792	1,378,262
Total liabilities and equity	$2,234,812	$2,150,769

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands, except per share amounts)

	2015	2014	2013
Revenues:
Rental income	$182,064	$142,216	$56,898
Tenant recovery income	58,675	44,993	16,048
Other property income	1,360	1,006	219
Total revenues	242,099	188,215	73,165
Expenses:
Property operating	38,399	32,919	11,896
Real estate taxes	35,285	25,262	9,658
General and administrative	15,829	8,632	4,346
Acquisition expenses	5,404	17,430	18,772
Vesting of Class B units for asset management services	—	27,853	—
Depreciation and amortization	101,479	79,160	30,512
Total expenses	196,396	191,256	75,184
Other income (expense):
Interest expense, net	(32,390)	(20,360)	(10,511)
Other income, net	248	766	180
Net income (loss)	13,561	(22,635)	(12,350)
Net income attributable to noncontrolling interests	(201)	—	(54)
Net income (loss) attributable to stockholders	$13,360	$(22,635)	$(12,404)
Earnings per common share:
Net income (loss) per share - basic and diluted	$0.07	$(0.13)	$(0.18)
Weighted-average common shares outstanding:
Basic	183,678	179,280	70,227
Diluted	186,394	179,280	70,227

Comprehensive income (loss):
Net income (loss)	$13,561	$(22,635)	$(12,350)
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	22	(690)	690
Comprehensive income (loss)	13,583	(23,325)	(11,660)
Comprehensive income attributable to noncontrolling interests	(201)	—	(54)
Comprehensive income (loss) attributable to stockholders	$13,382	$(23,325)	$(11,714)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2013	13,801	$138	$118,238	$—	$(11,720)	$106,656	$45,615	$152,271
Issuance of common stock	159,909	1,599	1,584,990	—	—	1,586,589	—	1,586,589
Share repurchases	(86)	(1)	(924)	—	—	(925)	—	(925)
Dividend reinvestment plan (“DRIP”)	1,971	20	18,686	—	—	18,706	—	18,706
Change in unrealized gain on interest rate swaps	—	—	—	690	—	690	—	690
Common distributions declared, $0.67 per share	—	—	—	—	(47,068)	(47,068)	—	(47,068)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,231)	(5,231)
Acquisition of noncontrolling interests in
consolidated joint venture	—	—	(16,655)	—	—	(16,655)	(40,345)	(57,000)
Offering costs	—	—	(166,150)	—	—	(166,150)	—	(166,150)
Net (loss) income	—	—	—	—	(12,404)	(12,404)	54	(12,350)
Balance at December 31, 2013	175,595	$1,756	$1,538,185	$690	$(71,192)	$1,469,439	$93	$1,469,532
Issuance of common stock	256	2	2,532	—	—	2,534	—	2,534
Share repurchases	(346)	(4)	(4,912)	—	—	(4,916)	—	(4,916)
Change in redeemable common stock	—	—	(29,878)	—	—	(29,878)	—	(29,878)
DRIP	6,626	66	62,884	—	—	62,950	—	62,950
Change in unrealized loss on interest rate swaps	—	—	—	(690)	—	(690)	—	(690)
Common distributions declared, $0.67 per share	—	—	—	—	(120,148)	(120,148)	—	(120,148)
Issuance of partnership units	—	—	—	—	—	—	23,806	23,806
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,135)	(1,135)
Offering costs	—	—	(1,158)	—	—	(1,158)	—	(1,158)
Net loss	—	—	—	—	(22,635)	(22,635)	—	(22,635)
Balance at December 31, 2014	182,131	$1,820	$1,567,653	$—	$(213,975)	$1,355,498	$22,764	$1,378,262
Share repurchases	(7,386)	(73)	(72,727)	—	—	(72,800)	—	(72,800)
Change in redeemable common stock	—	—	29,878	—	—	29,878	—	29,878
DRIP	6,563	66	63,737	—	—	63,803	—	63,803
Change in unrealized gain on interest rate swaps	—	—	—	22	—	22	—	22
Common distributions declared, $0.67 per share	—	—	—	—	(123,146)	(123,146)	—	(123,146)
Issuance of partnership units	—	—	—	—	—	—	4,047	4,047
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,835)	(1,835)
Net income	—	—	—	—	13,360	13,360	201	13,561
Balance at December 31, 2015	181,308	$1,813	$1,588,541	$22	$(323,761)	$1,266,615	$25,177	$1,291,792

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,561	$(22,635)	$(12,350)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,367	76,554	29,242
Vesting of Class B units for asset management services	—	27,853	—
Net amortization of above- and below-market leases	(821)	85	536
Amortization of deferred financing expense	5,084	3,861	1,932
(Gain) loss on sale of properties and disposal of real estate assets	(190)	23	—
Loss on write-off of capitalized leasing commissions and deferred financing expense	2,260	112	1,177
Change in fair value of derivatives	(118)	(546)	(128)
Straight-line rental income	(4,571)	(4,303)	(1,995)
Changes in operating assets and liabilities:
Other assets	(13,473)	(16,889)	(12,995)
Accounts payable and other liabilities	1,829	11,409	13,015
Accounts payable – affiliates	4,145	147	106
Net cash provided by operating activities	106,073	75,671	18,540
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(91,142)	(710,799)	(761,000)
Capital expenditures	(21,870)	(15,805)	(6,413)
Proceeds from sale of real estate	2,268	7,256	—
Change in restricted cash and investments	(30)	3,056	(8,806)
Proceeds from sale of derivative	—	520	—
Net cash used in investing activities	(110,774)	(715,772)	(776,219)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility borrowings	(150,700)	291,700	(36,709)
Proceeds from mortgages and loans payable	400,000	—	—
Payments on mortgages and loans payable	(77,324)	(28,636)	(78,089)
Payments of deferred financing expenses	(6,711)	(7,566)	(10,377)
Distributions paid, net of DRIP	(59,387)	(56,612)	(19,301)
Distributions to noncontrolling interests	(1,677)	(1,135)	(5,231)
Repurchases of common stock	(74,469)	(3,323)	(849)
Proceeds from issuance of common stock	—	2,534	1,586,589
Payment of offering costs	—	(1,462)	(168,758)
Acquisition of noncontrolling interest in consolidated joint venture	—	—	(57,000)
Net cash provided by financing activities	29,732	195,500	1,210,275
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,031	(444,601)	452,596
CASH AND CASH EQUIVALENTS:
Beginning of period	15,649	460,250	7,654
End of period	$40,680	$15,649	$460,250

SUPPLEMENTAL CASHFLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$27,583	$17,808	$7,915
Fair value of assumed debt	34,341	189,006	157,898
Assumed interest rate swap	—	714	—
Accrued capital expenditures and deferred financing expenses	2,340	3,148	2,209
Change in offering costs payable to sponsor(s)	(75)	(304)	(2,608)
Change in distributions payable	(44)	586	9,061
Change in distributions payable - noncontrolling interests	158	—	—
Change in accrued share repurchase obligation	(1,669)	1,593	76
Distributions reinvested	63,803	62,950	18,706

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

We invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. As of December 31, 2015, we owned fee simple interests in 147 real estate properties, acquired from third parties unaffiliated with us, PE-NTR or ARC.

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

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable, or at least annually. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the years ended December 31, 2015, 2014, and 2013.

The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis and replacement cost) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant. Acquisition-related costs are expensed as incurred.

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

Changes in fair value as well as net payments or receipts under interest rate swap agreements that do not qualify for hedge accounting treatment are recorded as other income or other expense in the consolidated statements of operations and comprehensive income (loss).

In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations and comprehensive income (loss) as a component of net loss or as a component of comprehensive income and as a component of stockholders’ equity on the consolidated balance sheets. Although management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity.

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

We periodically review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. As of December 31, 2015 and 2014, the bad debt reserve for uncollectible amounts was $1.1 million and $1.2 million, respectively.

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

The tax composition of our distributions declared for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
Ordinary Income	40.45%	16.62%
Return of Capital	59.55%	83.38%
Total	100.00%	100.00%

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

Under our share repurchase program, the maximum amount of common stock that we may redeem, at the shareholder’s election, during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share redemptions to date. In addition, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases during the same time period. We record amounts that are redeemable under the share repurchase program as redeemable common stock outside of permanent equity in our consolidated balance sheets because redemptions are at the option of the holders and are not solely within our control. At December 31, 2014, there were 3.0 million shares represented in this amount on the consolidated balance sheet. During the fourth quarter of 2015, repurchase requests surpassed the funding limits under the share repurchase program. As such, at December 31, 2015, there were no shares represented as redeemable common stock on the balance sheet. See Note 3 of our consolidated financial statements for additional discussion of this matter. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.

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

Because the satisfaction of the market or service condition is not probable, no expense for services rendered will be recognized unless the market condition or service condition becomes probable. Based on our conclusion of the market condition and service condition not being probable, the Class B Units issued under our current advisory agreement will be treated as unissued for accounting purposes until the market condition and service condition have been achieved. However, as the Class B unit holders are not required to return the distributions if the Class B units are forfeited before they vest, the distributions paid to ARC and PE-NTR will be treated as expense for services rendered. This expense will be calculated as the product of the number of unvested units issued to date and the stated distribution rate at the time such distribution is authorized.

In connection with the termination of our prior advisory agreement with ARC on December 3, 2014, we evaluated whether the market condition and service condition had been met as of that date and therefore whether the Class B units issued to ARC and PE-NTR for asset management services provided from October 1, 2012 through December 3, 2014 had vested. As part of this evaluation, PE-NTR presented information to our independent directors that illustrated PE-NTR’s belief that the market condition had been met as of December 3, 2014. Our independent directors, along with an independent advisor engaged by the independent directors, reviewed these materials and confirmed PE-NTR’s belief that the market condition had been met as of December 3, 2014. As a result, all Class B units issued to ARC and PE-NTR for asset management services provided pursuant to our prior advisory agreement are deemed to have vested as of December 3, 2014. The vested Class B units subsequently converted into Operating Partnership units in 2015 in accordance with the terms of the Partnership Agreement (defined below). Despite these events, our current advisory agreement with PE-NTR prohibits PE-NTR from exercising any rights it may have to exchange any Class B units for cash or shares of our common stock until the occurrence of a liquidity event for stockholders. Any and all Class B units issued to ARC and PE-NTR for asset management services provided subsequent to December 3, 2014 will remain unvested and subject to forfeiture until the occurrence of the events described above.

Earnings Per Share—We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the sum of distributed earnings to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.

The Operating Partnership issues limited partnership units that are designated as Class B units and Operating Partnership units (“OP units”). Class B units and OP units held by limited partners other than the Company are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents and they have the potential to be exchanged for shares of our common stock in accordance with the terms of the Operating Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). The impact of these Class B units and OP units on basic and diluted earnings per common share (“EPS”) has been calculated using the two-class method whereby earnings are allocated to the Class B units and OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of December 31, 2015, 2014, and 2013.

Since the OP units are fully vested, they were included in the diluted net income per share computations as of December 31, 2015. Fully vested Class B units of the Operating Partnership outstanding or held by ARC and PE-NTR were also included in the diluted EPS calculation. However, as vesting of the Class B units is contingent upon a market condition and service condition, unvested Class B units were not included in the diluted EPS computations since the satisfaction of the market or service condition was not probable as of December 31, 2015, 2014, and 2013.

There were 2.8 million OP units outstanding as of December 31, 2015, that were considered participating securities. As of December 31, 2014, there were 2.8 million vested Class B units outstanding and considered participating securities. There were 2.1 million and 0.5 million unvested Class B units outstanding as of December 31, 2015 and 2013, respectively, which were not included in the EPS calculation. No unvested class B units were outstanding as of December 31, 2014.

Segment Reporting—We assess and measure operating results of our properties based on net property operations. We internally evaluate the operating performance of our portfolio of properties and do not differentiate properties by geography, size or type. Each of our investment properties is considered a separate operating segment, and as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any segment disclosures.

Noncontrolling Interests—The OP units outstanding as of December 31, 2015 are classified as noncontrolling interests within permanent equity on our consolidated balance sheets. Please refer to Note 3 for additional information regarding these vested units issued under our prior advisory agreement.

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

ASU 2016-02, Leases (Topic 842)
This update amends existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. It is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.

		January 1, 2019	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

3. EQUITY

General—We have the authority to issue a total of 1 billion shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock, $0.01 par value per share. As of December 31, 2015, we had issued 189.1 million shares of common stock, including shares issued through the DRIP, generating gross proceeds of $1.9 billion. As of December 31, 2015, there were 181.3 million shares of our common stock outstanding, which is net of 7.8 million shares repurchased from stockholders pursuant to our share repurchase program, and we had issued no shares of preferred stock. The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.

On August 24, 2015, our board of directors established an estimated value per share of our common stock of $10.20 (unaudited) based substantially on the estimated market value of our portfolio of real estate properties as of July 31, 2015. We engaged an independent third party to estimate the fair value range of our portfolio. In determining the estimated value per share, our board of directors also considered our cash and cash equivalents and our outstanding mortgages and loans payable as of July 31, 2015.

Dividend Reinvestment Plan—We have adopted a dividend reinvestment plan (the “DRIP”) that allows stockholders to invest distributions in additional shares of our common stock. We continue to offer up to a total of approximately 37.8 million shares of common stock under the DRIP. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our common stock. Initially, the purchase price per share under the DRIP was $9.50. In accordance with the DRIP, because we established an estimated value per share on August 24, 2015, participants acquire shares of common stock through the DRIP at a price of $10.20 per share.

Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash. Distributions reinvested through the DRIP for the years ended December 31, 2015, 2014 and 2013, were $63.8 million, $63.0 million and $18.7 million, respectively.

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

The following table presents the activity of the share repurchase program, excluding amounts accrued for share repurchases as discussed below, for the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share amounts):

	2015	2014	2013
Shares repurchased	7,386	346	86
Cost of repurchases	$74,469	$3,323	$849
Average repurchase price	$10.08	$9.60	$9.87

We record a liability representing our obligation to repurchase shares of common stock submitted for repurchase as of year end but not yet repurchased. Below is a summary of our obligation to repurchase shares of common stock recorded as a component of accounts payable and other liabilities on our consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Shares submitted for repurchase	—	177
Liability recorded	$—	$1,669

During the fourth quarter of 2015, repurchase requests surpassed the funding limits under the share repurchase program. Our board of directors made a one-time authorization of additional funds in order to repurchase shares that were submitted for repurchase during the October repurchase cycle, which amounted to $10.8 million. Due to the program’s funding limits, no funds will be available for repurchases during the first quarter of 2016. The funds available for repurchases during the second and third quarters of 2016, if any, are expected to be limited. If we are unable to fulfill all repurchase requests in any month, we will attempt to honor requests on a pro rata basis. We will continue to fulfill repurchases sought upon a stockholder’s death, determination of incompetence or qualifying disability in accordance with the terms of the share repurchase program.

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

The vested Class B units subsequently converted into OP units in 2015 in accordance with the terms of the Partnership Agreement. Such OP units may be exchanged at the election of the holder for cash or, at the option of the Operating Partnership, for shares of our common stock, under the terms of exchange rights agreements to be prepared at a future date, provided, however, that the OP units have been outstanding for at least one year. PE-NTR has agreed under the PE-NTR Agreement not to exchange any OP units it may hold until the listing of our common stock or the liquidation of our portfolio occurs.

As the form of the redemptions for the vested OP units is within our control, the OP units issued as of December 31, 2015 are classified as noncontrolling interests within permanent equity on our consolidated balance sheets. Additionally, the cumulative distributions that have been paid on these OP units are included in noncontrolling interests as distributions to noncontrolling interests.

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

The following is a summary of discount rates and borrowings as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Discount rates:
Secured fixed-rate debt	2.75%	3.40%
Secured variable-rate debt	2.36%	2.48%
Unsecured variable-rate debt	1.66%	1.93%
Borrowings:
Fair value	$880,854	$665,982
Recorded value	854,079	650,462

Derivative instruments—As of December 31, 2015 and 2014, we were party to an interest rate swap agreement with a notional amount of $11.3 million and $11.6 million, respectively, assumed as part of an acquisition, which is measured at fair value on a recurring basis. The interest rate swap agreement in effect fixes the variable interest rate of our secured variable-rate mortgage note at an annual interest rate of 5.22% through June 10, 2018.

In April 2015, we entered into three interest rate swap agreements with a notional amount of $387.0 million that are measured at fair value on a recurring basis. These interest rate swap agreements effectively fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing credit facility. These swaps qualify and have been designated as cash flow hedges.

The fair values of the interest rate swap agreements as of December 31, 2015 and 2014 were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2015 and 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we did or could actually realize upon disposition of the financial assets and liabilities previously sold or currently held (see Note 10).

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
		2015	2014		2015	2014
Interest Rate Swaps	Other assets, net	$22	$—	Accounts payable and other liabilities	$442	$560

5. REAL ESTATE ACQUISITIONS

For the year ended December 31, 2015, we acquired nine grocery-anchored retail centers and two strip centers adjacent to a previously acquired grocery-anchored retail center for a combined purchase price of approximately $126.0 million, including $32.8 million of assumed debt with a fair value of $34.3 million. For the year ended December 31, 2014, we acquired 56 grocery anchored retail centers and one strip center adjacent to a previously acquired grocery-anchored retail center for a combined purchase price of approximately $906.5 million, including $183.5 million of assumed debt with a fair value of $189.0 million. The following tables present certain additional information regarding our acquisitions of properties which were deemed individually immaterial when acquired, but are material in the aggregate.

For the years ended December 31, 2015 and 2014, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2015	2014
Land and improvements	$40,031	$276,615
Building and improvements	76,908	557,454
Acquired in-place leases	11,664	81,299
Acquired above-market leases	1,400	18,060
Acquired below-market leases	(3,967)	(26,978)
Total assets and lease liabilities acquired	126,036	906,450
Debt assumed	34,341	189,006
Assumed interest rate swap	—	714
Net assets acquired	$91,695	$716,730

The weighted-average amortization periods for acquired in-place lease, above-market lease, and below-market lease intangibles acquired during the years ended December 31, 2015 and 2014 are as follows (in years):

	2015	2014
Acquired in-place leases	13	9
Acquired above-market leases	8	10
Acquired below-market leases	19	13

The amounts recognized for revenues, acquisition expenses and net loss, recorded during the year of acquisition, related to the operating activities of our acquisitions are as follows (in thousands):

	For the Year Ended December 31,
	2015	2014
Revenue	$8,359	$52,248
Acquisition expenses	2,408	17,407
Net loss	1,533	11,278

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

	For the Year Ended December 31,
(in thousands)	2015	2014
Pro forma revenues	$244,738	$239,599
Pro forma net income attributable to stockholders	18,948	109

6. ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Acquired in-place leases	$194,242	$182,690
Acquired above-market leases	39,311	37,911
Total acquired intangible lease assets	233,553	220,601
Accumulated amortization	(79,669)	(43,915)
Net acquired intangible lease assets	$153,884	$176,686

Summarized below is the amortization recorded on the intangible assets for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Acquired in-place leases(1)	$29,970	$24,697	$8,054
Acquired above-market leases(2)	5,819	4,996	2,433
Total	$35,789	$29,693	$10,487

(1)	Amortization recorded on acquired in-place leases was included in depreciation and amortization in the consolidated statements of operations.

(2)	Amortization recorded on acquired above-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization of the respective acquired intangible lease assets as of December 31, 2015 for each of the five succeeding calendar years is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases
2016	$28,020	$5,000
2017	25,069	4,177
2018	19,876	3,394
2019	14,668	2,639
2020	9,957	2,175
Total	$97,590	$17,385

7. MORTGAGES AND LOANS PAYABLE

In September 2015, we entered into a third amendment to our existing credit agreement, which provides for the addition of an unsecured term loan facility and includes three term loan tranches (the “Term Loans”) with interest rates of LIBOR plus 1.25%. In October 2015, we borrowed $400 million under the Term Loans and used those proceeds to pay down a portion of the outstanding principal balance of our revolving credit facility. The maturities of the three term loan tranches correspond to the three interest rate swap agreements executed in April 2015 (see Notes 4 and 10). The first tranche of Term Loans has a principal amount of $100 million and matures in February 2019, with two 12-month options to extend the maturity. The second tranche of Term Loans has a principal amount of $175 million and matures in February 2020, with one 12-month option to extend the maturity. The third tranche of Term Loans has a principal amount of $125 million and matures in February 2021. A maturity date extension for the first or second tranche of Term Loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.

Our existing credit agreement also provides access to an unsecured revolving credit facility. During the fourth quarter of 2015, we reduced the capacity of our unsecured revolving credit facility and as of December 31, 2015, we had access to $500 million with a $141.0 million outstanding principal balance. The interest rate on amounts outstanding under this credit facility is currently LIBOR plus 1.3%. The credit facility matures in December 2017, with two six-month options to extend the maturity to December 2018.

As of December 31, 2015 and 2014, we had approximately $306.4 million and $350.9 million, respectively, of outstanding mortgage notes payable, excluding fair value of debt adjustments. Each mortgage note payable is secured by the respective property on which the debt was placed.

Of the amount outstanding on our mortgage and loans payable at December 31, 2015, $104.8 million is for loans that mature in 2016. We intend to repay or refinance any principal balance outstanding on loans maturing in 2016 as they mature. As of December 31, 2015 and 2014, the weighted-average interest rates for all of our mortgage and loans payable were 3.5% and 3.7%, respectively.

The table below summarizes our loan assumptions in conjunction with property acquisitions for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Number of properties acquired with loan assumptions(1)	5	15
Carrying value of assumed debt at acquisition	$32,837	$183,506
Fair value of assumed debt at acquisition	34,341	189,006

(1)
In addition to the five properties acquired with loan assumptions during the year ended December 31, 2015, we assumed a loan related to the acquisition of a strip center adjacent to a previously acquired grocery-anchored retail center.

The assumed net below-market debt adjustments will be amortized over the remaining life of the loans, and this amortization is classified as a component of interest expense. The amortization recorded on the assumed below-market debt adjustments was $2.7 million and $2.5 million for the years ended December 31, 2015 and 2014, respectively.

The following is a summary of the outstanding principal balances of our debt obligations as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Unsecured Term Loans - fixed-rate(1)	$387,000	$—
Unsecured Term Loans - variable rate	13,000	—
Unsecured revolving credit facility - variable rate(2)	141,000	291,700
Fixed rate mortgages payable(3)(4)	306,435	350,922
Assumed net below-market debt adjustment	6,644	7,840
Total	$854,079	$650,462

(1)
As of December 31, 2015, the interest rate on $387 million outstanding under our unsecured Term Loan was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 2019 to February 2021 (see Notes 4 and 10).

(2)
The gross borrowings under our revolving credit facility were $297.8 million, $306.7 million, and $146.4 million during the years ended December 31, 2015, 2014, and 2013, respectively. The gross payments on our revolving credit facility were $448.5 million, $15.0 million, and $183.1 million during the years ended December 31, 2015, 2014, and 2013, respectively.

(3)
Due to the non-recourse nature of our fixed rate mortgages, the assets and liabilities of the related properties are neither available to pay the debts of the consolidated property-holding limited liability companies nor constitute obligations of such consolidated limited liability companies as of December 31, 2015.

(4)
As of December 31, 2015, the interest rate on $11.3 million outstanding under one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 4 and 10).

Below is a listing of our maturity schedule with the respective principal payment obligations (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Unsecured Term Loans - fixed-rate(1)	$—	$—	$—	$100,000	$175,000	$112,000	$387,000
Unsecured Term Loans - variable rate	—	—	—	—	—	13,000	13,000
Unsecured revolving credit facility - variable rate(2)	—	141,000	—	—	—	—	141,000
Fixed-rate mortgages payable(3)	104,754	47,242	46,876	4,041	4,004	99,518	306,435
Total maturing debt (4)	$104,754	$188,242	$46,876	$104,041	$179,004	$224,518	$847,435

(1)
As of December 31, 2015, the interest rate on $387 million outstanding under our unsecured Term Loan was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 2019 to February 2021 (see Notes 4 and 10).

(2)	The revolving credit facility matures on December 18, 2017, with two six-month options to extend the maturity to December 18, 2018.

(3)
As of December 31, 2015 and 2014, the interest rate on one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement. The outstanding principal balance of that variable-rate mortgage note payable was $11.3 million and $11.6 million as of December 31, 2015 and 2014, respectively (see Notes 4 and 10).

(4)	The debt maturity table does not include the assumed below-market debt adjustments.

8. ACQUIRED BELOW-MARKET LEASE INTANGIBLES

Summarized below is the amortization recorded on the below-market lease intangible liabilities for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Acquired below-market leases(1)	$6,640	$4,911	$1,897

(1)	Amortization recorded on acquired below-market leases was an adjustment to rental revenue in the consolidated statements of operations.

Estimated future amortization income of the intangible lease liabilities as of December 31, 2015 for each of the five succeeding calendar years is as follows (in thousands):

Year	Below-Market Leases
2016	$6,214
2017	5,283
2018	4,240
2019	3,491
2020	2,953
Total	$22,181

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings prior to de-designation.

As of December 31, 2015, we had three interest rate swaps with a notional amount of $387.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense as payments are made on the variable-rate debt. During the next 12 months, we estimate that an additional $2.8 million will be reclassified from other comprehensive loss as an increase to interest expense.

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

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments are recorded directly in other income, net and resulted in a loss of $176,000 and $350,000 for the years ended December 31, 2015 and 2014, respectively, including the loss recorded in relation to the aforementioned de-designated swap.

Tabular Disclosure of the Effect of Derivative Instruments on Accumulated Other Comprehensive Income (“AOCI”) and the Consolidated Statements of Operations and Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income and the effect of our derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2015 and 2014 (in thousands):

Balance in AOCI as of January 1, 2014	$690
Amount of gain reclassified to other income, net on derivative(1)	(690)
Current-period other comprehensive loss	$(690)
Balance in AOCI as of December 31, 2014	$—
Amount of loss recognized in other comprehensive income on derivative	$(3,128)
Amount of loss reclassified from accumulated other comprehensive income into interest expense	3,150
Current-period other comprehensive income	$22
Balance in AOCI as of December 31, 2015	$22

(1)	Due to the termination of the designated interest swap in February 2014, we accelerated the recognition of gain in the consolidated statements of operations and comprehensive loss.

Credit risk-related Contingent Features

We have agreements with our derivative counterparties that contain provisions where if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations.

As of December 31, 2015, the fair value of our derivative excluded any adjustment for nonperformance risk related to this agreement. As of December 31, 2015, we have not posted any collateral related to this agreement.

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

In October 2015, we entered into amended agreements to revise certain fees that are paid to PE-NTR in consideration for the advisory services that PE-NTR provides to us. Beginning October 1, 2015, we no longer pay a 0.75% financing fee to PE-NTR. The asset management fee remains at 1% of the cost of our assets, but is paid 80% in cash and 20% in Class B units of the Operating Partnership. The cash portion is paid on a monthly basis in arrears, in the amount of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period.

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

Summarized below are the cumulative organization and offering costs charged by and the cumulative costs reimbursed to PE-NTR, ARC and their affiliates for the years ended December 31, 2015, 2014, and 2013, and any related amounts unpaid as of December 31, 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Total organization and offering costs charged(1)	$27,104	$27,104	$26,252
Total organization and offering costs reimbursed	27,104	27,029	25,873
Total unpaid organization and offering costs(1)	$—	$75	$379

(1)	Certain of these cumulative organization and offering costs were charged to us by ARC. The net payable of $75 was due to ARC as of December 31, 2014.
Acquisition Fee—We pay PE-NTR under the PE-NTR Agreement and we paid ARC under the ARC Agreement, an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including any debt attributable to such investments.

Acquisition Expenses—We reimburse PE-NTR for direct expenses incurred related to selecting, evaluating, and acquiring assets on our behalf. During the years ended December 31, 2015 and 2014, we reimbursed PE-NTR for personnel costs related to due diligence services for assets we acquired during the period.

Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR and ARC equal to: (i) the product of (x) the cost of our assets multiplied by (y) 0.05% (0.25% prior to October 1, 2015); divided by (ii) the most recent primary offering price for a share of our common stock as of the last day of such calendar quarter less any selling commissions and dealer manager fees that would have been payable in connection with that offering.

PE-NTR and ARC are entitled to receive distributions on the Class B units (and OP units converted from previously issued and vested Class B units) they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that PE-NTR, ARC and their affiliates may receive from us.

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

We continue to issue Class B units to PE-NTR and ARC in connection with the asset management services provided by PE-NTR under our current advisory agreement. Such Class B units will not vest until the economic hurdle is met in conjunction with (i) a termination of the PE-NTR Agreement by our independent directors without cause, (ii) a listing event, or (iii) a liquidity event; provided that PE-NTR serves as our advisor at the time of any of the foregoing events. During the year ended December 31, 2015, the Operating Partnership issued 0.4 million Class B units to PE-NTR and ARC under the ARC Agreement for asset management services performed by PE-NTR and ARC during the period from October 1, 2014 to December 3, 2014, and 2.1 million Class B units to PE-NTR and ARC under the PE-NTR Agreement for asset management services performed by PE-NTR during the period from December 3, 2014 through December 31, 2015.

Financing Fee—We paid PE-NTR under the PE-NTR Agreement, and we paid ARC under the ARC Agreement, a financing fee equal to 0.75% of all amounts made available under any loan or line of credit. Effective October 1, 2015, this fee was terminated as part of the first amendment to the PE-NTR Agreement.

Disposition Fee—We pay PE-NTR under the PE-NTR Agreement, and we paid ARC under the ARC Agreement, for substantial assistance by PE-NTR, ARC or any of their affiliates in connection with the sale of properties or other investments, 2.0% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors determines whether PE-NTR or its affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes PE-NTR or its affiliates’ preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by PE-NTR or its affiliates in connection with a sale. However, if we sold an asset to an affiliate, our organizational documents would prohibit us from paying a disposition fee to PE-NTR or its affiliates.

General and Administrative Expenses—As of December 31, 2015 and 2014, we owed PE-NTR $124,000 and $26,000, respectively, for general and administrative expenses paid on our behalf. As of December 31, 2015, PE-NTR has not allocated any portion of its employees’ salaries to general and administrative expenses.

Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC, except for organization and offering costs and general and administrative expenses, which we disclose above, for the years ended December 31, 2015, 2014, and 2013, and any related amounts unpaid as of December 31, 2015 and 2014 (in thousands):

	For the Year Ended			Unpaid Amount as of
	December 31,			December 31,
	2015	2014	2013	2015	2014
Acquisition fees(1)	$1,247	$9,011	$10,095	$—	$—
Acquisition expenses(1)	208	1,074	—	—	—
Asset management fees(2)	4,601	27,853	999	1,538	—
OP units distribution(3)	1,820	—	—	159	—
Class B unit distribution(4)	625	965	154	119	135
Financing fees(5)	3,228	4,001	5,581	—	—
Disposition fees(6)	47	129	—	—	—
Total	$11,776	$43,033	$16,829	$1,816	$135

(1)	The acquisition fees and expenses are presented as acquisition expenses on the consolidated statements of operations.

(2)
Asset management fees are presented as property operating expense in 2015 and 2013 on the consolidated statements of operations. In 2014, this amount was separately disclosed as Vesting of Class B units for asset management services on the consolidated statements of operations.

(3)	The distributions paid to holders of OP units are presented as distributions to noncontrolling interests on the consolidated statements of equity.

(4)	The distributions paid to holders of unvested Class B units are presented as general and administrative expense on the consolidated statements of operations

(5)	Financing fees are presented as deferred financing expense on the consolidated balance sheets and amortized over the term of the related loan.

(6)	Disposition fees are presented as other income, net on the consolidated statements of operations.

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

Property Management Fee— Commencing June 1, 2014, the amount we pay to the Property Manager in monthly property management fees decreased from 4.5% to 4.0% of the monthly gross cash receipts from the properties managed by the Property Manager.

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

Expenses and Reimbursements—The Property Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by PE-NTR or certain of its affiliates. The Property Manager also directs the purchase of equipment and supplies and will supervise all maintenance activity. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the years ended December 31, 2015, 2014 and 2013, and any related amounts unpaid as of December 31, 2015 and 2014 (in thousands):

				Unpaid Amount as of
	For the Year Ended December 31,			December 31,
	2015	2014	2013	2015	2014
Property management fees(1)	$9,108	$7,245	$3,011	$755	$474
Leasing commissions(2)	7,316	3,561	1,239	729	191
Construction management fees(2)	1,117	692	293	155	73
Expenses and reimbursements(3)	5,533	2,328	684	1,699	—
Total	$23,074	$13,826	$5,227	$3,338	$738

(1)	The property management fees are included in property operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year are expensed and included in depreciation and amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year and construction management fees are capitalized and amortized over the life of the related leases or assets.

(3)	Expenses and reimbursements are included in property operating and general and administrative on the consolidated statements of operations.

Dealer Manager—Realty Capital Securities LLC, the dealer manager from the primary portion of our initial public offering (the “Dealer Manager”), is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Dealer Manager provided certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under the primary portion of our initial public offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager was generally paid a sales commission equal to 7.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3.0% of the gross proceeds from the sale of shares of the common stock sold in the primary offering. The Dealer Manager typically reallowed 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers. Our agreement with the Dealer Manager terminated by its terms in connection with the close of our primary offering on February 7, 2014.

Summarized below are the fees earned by the Dealer Manager for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Selling commissions	$—	$157	$100,148
Selling commissions reallowed	—	157	100,148
Dealer manager fees	—	72	46,981
Dealer manager fees reallowed	—	29	17,116

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

As of December 31, 2015, PE-NTR owned 176,509 shares of our common stock, or approximately 0.10% of our outstanding common stock issued during our initial public offering period, which closed on February 7, 2014. PE-NTR may not sell any of these shares while serving as our advisor.

12. OPERATING LEASES

The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at December 31, 2015, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
2016	$175,692
2017	162,069
2018	143,560
2019	120,531
2020	98,468
2021 and thereafter	398,306
Total	$1,098,626

No single tenant comprised 10% or more of our aggregate annualized effective rent as of December 31, 2015.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2015
	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenue	$58,947	$59,194	$61,822	$62,136
Net income (loss) attributable to stockholders	4,971	5,370	5,183	(2,164)
Net income (loss) per share - basic and diluted	0.03	0.03	0.03	(0.01)

	2014
	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenue	$35,677	$43,914	$50,031	$58,593
Net (loss) income attributable to stockholders	(423)	(1,879)	2,143	(22,476)
Net (loss) income per share - basic and diluted	(0.00)	(0.01)	0.01	(0.12)

14. SUBSEQUENT EVENTS

Distributions

Distributions equal to a daily amount of $0.00183562 per share of common stock outstanding were paid subsequent to December 31, 2015 to the stockholders from December 1, 2015 through December 31, 2015, and distributions equal to a daily amount of $0.0018306011 per share of common stock outstanding were paid subsequent to December 31, 2015 to the stockholders from January 1, 2016 through February 29, 2016 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
December 1, 2015 through and including December 31, 2015	1/4/2016	$10,320	$5,247	$5,073
January 1, 2016 through and including January 31, 2016	2/2/2016	10,315	5,202	5,113
February 1, 2016 through and including February 29, 2016	3/2/2016	9,678	4,808	4,870

In January 2016, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2016 through and including February 29, 2016. In March 2016, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing March 1, 2016 through and including May 30, 2016. The authorized distributions equal an amount of 0.0018306011 per share of common stock. We expect to pay these distributions on the first business day after the end of each month.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Lakeside Plaza	Salem, VA	$—	$3,344	$5,247	$135	$3,397	$5,329	$8,726	$1,649	1988	12/10/2010
Snow View Plaza	Parma, OH	—	4,104	6,432	411	4,266	6,681	10,947	2,386	1981/2008	12/15/2010
St. Charles Plaza	Haines City, FL	—	4,090	4,399	95	4,099	4,485	8,584	1,652	2007	6/10/2011
Centerpoint	Easley, SC	—	2,404	4,361	470	2,434	4,801	7,235	1,100	2002	10/14/2011
Southampton Village	Tyrone, GA	—	2,670	5,176	265	2,764	5,347	8,111	1,375	2003	10/14/2011
Burwood Village Center	Glen Burnie, MD	—	5,447	10,167	196	5,532	10,278	15,810	2,619	1971	11/9/2011
Cureton Town Center	Waxhaw, NC	—	5,896	6,197	275	5,925	6,443	12,368	1,913	2006	12/29/2011
Tramway Crossing	Sanford, NC	—	2,016	3,070	226	2,063	3,249	5,312	1,025	1996/2000	2/23/2012
Westin Centre	Fayetteville, NC	—	2,190	3,499	108	2,231	3,566	5,797	1,136	1996/1999	2/23/2012
The Village at Glynn Place	Brunswick, GA	—	5,202	6,095	233	5,247	6,283	11,530	2,047	1996	4/27/2012
Meadowthorpe Shopping Center	Lexington, KY	—	4,093	4,185	268	4,133	4,413	8,546	1,271	1989/2008	5/9/2012
New Windsor Marketplace	Windsor, CO	—	3,867	1,329	229	3,931	1,494	5,425	560	2003	5/9/2012
Vine Street Square	Kissimmee, FL	—	7,049	5,618	314	7,066	5,915	12,981	1,761	1996/2011	6/4/2012
Northtowne Square	Gibsonia, PA	6,210	2,844	7,210	276	3,001	7,329	10,330	2,150	1993	6/19/2012
Brentwood Commons	Bensenville, IL	—	6,106	8,025	702	6,123	8,710	14,833	1,906	1981/2001	7/5/2012
Sidney Towne Center	Sidney, OH	—	1,430	3,802	672	1,798	4,106	5,904	1,058	1981/2007	8/2/2012
Broadway Plaza	Tucson, AZ	6,534	4,979	7,169	575	5,229	7,494	12,723	1,645	1982-1995	8/13/2012
Richmond Plaza	Augusta, GA	—	7,157	11,244	699	7,269	11,831	19,100	2,492	1980/2009	8/30/2012
Publix at Northridge	Sarasota, FL	9,399	5,671	5,632	145	5,709	5,739	11,448	1,117	2003	8/30/2012
Baker Hill Center	Glen Ellyn, IL	—	7,068	13,737	406	7,210	14,001	21,211	2,393	1998	9/6/2012
New Prague Commons	New Prague, MN	—	3,248	6,605	57	3,271	6,639	9,910	1,145	2008	10/12/2012
Brook Park Plaza	Brook Park, OH	2,197	2,545	7,594	472	2,669	7,942	10,611	1,415	2001	10/23/2012
Heron Creek Towne Center	North Port, FL	—	4,062	4,082	73	4,078	4,139	8,217	828	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster, CA	—	6,352	13,529	150	6,397	13,634	20,031	2,165	1991/2012	12/26/2012
Hilfiker Square	Salem, OR	—	2,455	4,750	32	2,481	4,756	7,237	652	1984/2011	12/28/2012
Village One Plaza	Modesto, CA	—	5,166	18,752	150	5,217	18,851	24,068	2,310	2007	12/28/2012
Butler Creek	Acworth, GA	—	3,925	6,129	665	4,215	6,504	10,719	1,110	1989	1/15/2013
Fairview Oaks	Ellenwood, GA	—	3,563	5,266	198	3,675	5,352	9,027	935	1996	1/15/2013
Grassland Crossing	Alpharetta, GA	—	3,680	5,791	603	3,712	6,362	10,074	1,032	1996	1/15/2013
Hamilton Ridge	Buford, GA	—	4,054	7,168	354	4,162	7,414	11,576	1,195	2002	1/15/2013
Mableton Crossing	Mableton, GA	—	4,426	6,413	231	4,503	6,567	11,070	1,144	1997	1/15/2013
The Shops at Westridge	McDonough, GA	—	2,788	3,901	252	2,788	4,153	6,941	701	2006	1/15/2013
Fairlawn Town Centre	Fairlawn, OH	—	10,397	29,005	1,502	10,759	30,145	40,904	4,806	1962/1996	1/30/2013
Macland Pointe	Marietta, GA	—	3,450	5,364	651	3,624	5,841	9,465	1,007	1992	2/13/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Murray Landing	Irmo, SC	6,330	2,927	6,856	97	2,966	6,914	9,880	971	2003	3/21/2013
Vineyard Center	Tallahassee, FL	6,600	2,761	4,221	186	2,801	4,367	7,168	642	2002	3/21/2013
Kleinwood Center	Spring, TX	23,640	11,477	18,954	509	11,556	19,384	30,940	2,715	2003	3/21/2013
Lutz Lake Crossing	Lutz, FL	—	2,636	6,601	162	2,636	6,763	9,399	849	2002	4/4/2013
Publix at Seven Hills	Spring Hill, FL	—	2,171	5,642	307	2,306	5,814	8,120	787	1991/2006	4/4/2013
Hartville Centre	Hartville, OH	—	2,069	3,692	818	2,160	4,419	6,579	636	1988/2008	4/23/2013
Sunset Center	Corvallis, OR	—	7,933	14,939	142	7,971	15,043	23,014	1,865	1998/2000	5/31/2013
Savage Town Square	Savage, MN	—	4,106	9,409	122	4,167	9,470	13,637	1,178	2003	6/19/2013
Northcross	Austin, TX	—	30,725	25,627	626	30,819	26,159	56,978	3,112	1975/2006/2010	6/24/2013
Glenwood Crossing	Kenosha, WI	—	1,872	9,914	334	1,917	10,203	12,120	1,045	1992	6/27/2013
Pavilions at San Mateo	Albuquerque, NM	—	6,471	18,725	282	6,585	18,893	25,478	2,133	1997	6/27/2013
Shiloh Square	Kennesaw, GA	—	4,685	8,728	529	4,708	9,234	13,942	1,074	1996/2003	6/27/2013
Boronda Plaza	Salinas, CA	—	9,027	11,870	81	9,067	11,911	20,978	1,337	2003/2006	7/3/2013
Rivergate	Macon, GA	—	6,773	22,841	2,750	6,883	25,481	32,364	2,390	1990/2005	7/18/2013
Westwoods Shopping Center	Arvada, CO	8,800	3,706	11,115	204	3,792	11,233	15,025	1,236	2003	8/8/2013
Paradise Crossing	Lithia Springs, GA	—	2,204	6,064	178	2,270	6,176	8,446	717	2000	8/13/2013
Contra Loma Plaza	Antioch, CA	—	2,846	3,926	961	2,988	4,745	7,733	426	1989	8/19/2013
South Oaks Plaza	St. Louis, MO	—	1,938	6,634	187	2,009	6,750	8,759	715	1969/1987	8/21/2013
Yorktown Centre	Erie, PA	—	3,736	15,395	282	3,920	15,493	19,413	1,963	1989/2013	8/30/2013
Stockbridge Commons	Fort Mill, SC	—	4,818	9,281	256	4,926	9,429	14,355	1,058	2003/2012	9/3/2013
Dyer Crossing	Dyer, IN	10,258	6,017	10,214	122	6,070	10,283	16,353	1,155	2004/2005	9/4/2013
East Burnside Plaza	Portland, OR	6,295	2,484	5,422	58	2,494	5,470	7,964	473	1955/1999	9/12/2013
Red Maple Village	Tracy, CA	—	9,250	19,466	339	9,316	19,739	29,055	1,730	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor, FL	—	2,335	7,918	74	2,335	7,992	10,327	781	2010	9/25/2013
CitiCentre Plaza	Carroll, IA	—	770	2,530	172	910	2,562	3,472	317	1991/1995	10/2/2013
Duck Creek Plaza	Bettendorf, IA	—	4,611	13,007	775	4,893	13,500	18,393	1,334	2005/2006	10/8/2013
Cahill Plaza	Inver Grove Heights, MN	—	2,587	5,113	394	2,748	5,346	8,094	579	1995	10/9/2013
Pioneer Plaza	Springfield, OR	—	4,948	5,680	383	5,047	5,964	11,011	645	1989/2008	10/18/2013
Fresh Market	Normal, IL	—	2,343	8,790	32	2,376	8,789	11,165	810	2002	10/22/2013
Courthouse Marketplace	Virginia Beach, VA	—	6,131	8,061	451	6,276	8,367	14,643	829	2005	10/25/2013
Hastings Marketplace	Hastings, MN	—	3,980	10,044	219	4,068	10,175	14,243	1,040	2002	11/6/2013
Shoppes of Paradise Lakes	Miami, FL	5,743	5,811	6,019	360	5,990	6,200	12,190	704	1999	11/7/2013
Coquina Plaza	Davie, FL	7,032	9,458	11,770	260	9,476	12,012	21,488	1,161	1998	11/7/2013
Butler’s Crossing	Watkinsville, GA	—	1,338	6,682	306	1,368	6,958	8,326	714	1997	11/7/2013
Lakewood Plaza	Spring Hill, FL	—	4,495	10,028	272	4,495	10,300	14,795	1,179	1993/1997	11/7/2013
Collington Plaza	Bowie, MD	23,509	12,207	15,142	161	12,273	15,237	27,510	1,385	1996	11/21/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Golden Town Center	Golden, CO	—	7,066	10,166	301	7,252	10,281	17,533	1,102	1993/2003	11/22/2013
Northstar Marketplace	Ramsey, MN	—	2,810	9,204	295	2,838	9,471	12,309	943	2004	11/27/2013
Bear Creek Plaza	Petoskey, MI	—	5,677	17,611	37	5,702	17,623	23,325	1,696	1998/2009	12/19/2013
Flag City Station	Findlay, OH	—	4,685	9,630	108	4,732	9,691	14,423	1,038	1992	12/19/2013
Southern Hills Crossing	Moraine, OH	—	778	1,481	29	791	1,497	2,288	181	2002	12/19/2013
Sulphur Grove	Huber Heights, OH	—	553	2,142	103	575	2,223	2,798	194	2004	12/19/2013
East Side Square	Springfield, OH	—	394	963	38	407	988	1,395	113	2007	12/19/2013
Hoke Crossing	Clayton, OH	—	481	1,059	21	488	1,073	1,561	116	2006	12/19/2013
Town & Country Shopping Center	Noblesville, IN	—	7,360	16,269	67	7,361	16,335	23,696	1,699	1998	12/19/2013
Sterling Pointe Center	Lincoln, CA	—	7,038	20,822	651	7,184	21,327	28,511	1,628	2004	12/20/2013
Southgate Shopping Center	Des Moines, IA	—	2,434	8,357	286	2,526	8,551	11,077	837	1972/2013	12/20/2013
Arcadia Plaza	Phoenix, AZ	—	5,774	6,904	181	5,811	7,048	12,859	678	1980	12/30/2013
Stop & Shop Plaza	Enfield, CT	12,913	8,892	15,028	214	9,067	15,067	24,134	1,444	1988	12/30/2013
Fairacres Shopping Center	Oshkosh, WI	—	3,542	5,190	327	3,708	5,351	9,059	623	1992/2013	1/21/2014
Savoy Plaza	Savoy, IL	13,873	4,304	10,895	200	4,352	11,047	15,399	1,085	1999/2007	1/31/2014
The Shops of Uptown	Park Ridge, IL	—	7,744	16,884	224	7,770	17,082	24,852	1,265	2006	2/25/2014
Chapel Hill North	Chapel Hill, NC	7,573	4,776	10,190	220	4,844	10,342	15,186	945	1998	2/28/2014
Winchester Gateway	Winchester, VA	21,785	9,342	23,468	174	9,360	23,624	32,984	1,883	2006	3/5/2014
Stonewall Plaza	Winchester, VA	13,513	7,929	16,642	452	7,945	17,078	25,023	1,361	2007	3/5/2014
Coppell Market Center	Coppell, TX	12,799	4,869	12,237	41	4,895	12,252	17,147	968	2008	3/5/2014
Harrison Pointe	Cary, NC	—	10,006	11,208	149	10,076	11,287	21,363	1,274	2002	3/11/2014
Town Fair Center	Louisville, KY	—	8,108	14,411	538	8,175	14,882	23,057	1,373	1988/1994	3/12/2014
Villages at Eagles Landing	Stockbridge, GA	2,612	2,824	5,515	278	2,865	5,752	8,617	648	1995	3/13/2014
Towne Centre at Wesley Chapel	Wesley Chapel, FL	—	2,465	5,554	115	2,499	5,635	8,134	503	2000	3/14/2014
Dean Taylor Crossing	Suwanee, GA	—	3,903	8,192	113	3,944	8,264	12,208	812	2000	3/14/2014
Champions Gate Village	Davenport, FL	—	1,813	6,060	91	1,826	6,138	7,964	577	2001	3/14/2014
Goolsby Pointe	Riverview, FL	—	4,131	5,341	177	4,151	5,498	9,649	538	2000	3/14/2014
Statler Square	Staunton, VA	7,960	4,108	9,072	588	4,440	9,328	13,768	838	1989	3/21/2014
Burbank Plaza	Burbank, IL	—	2,971	4,546	774	3,327	4,964	8,291	681	1972/1995	3/25/2014
Hamilton Village	Chattanooga, TN	—	11,691	18,968	831	11,870	19,620	31,490	1,822	1989	4/3/2014
Waynesboro Plaza	Waynesboro, VA	—	5,597	8,334	86	5,632	8,385	14,017	723	2005	4/30/2014
Southwest Marketplace	Las Vegas, NV	—	16,019	11,270	338	16,034	11,593	27,627	1,028	2008	5/5/2014
Hampton Village	Taylors, SC	—	5,456	7,254	650	5,683	7,677	13,360	706	1959/1998	5/21/2014
Central Station	Louisville , KY	—	6,144	6,931	332	6,278	7,129	13,407	613	2005/2007	5/23/2014
Kirkwood Market Place	Houston, TX	—	5,786	9,697	117	5,833	9,767	15,600	680	1979/2008	5/23/2014
Fairview Plaza	New Cumberland, PA	—	2,787	8,500	154	2,855	8,586	11,441	596	1992/1999	5/27/2014

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Broadway Promenade	Sarasota, FL	—	3,832	6,795	67	3,832	6,862	10,694	470	2007	5/28/2014
Townfair Shopping Center	Indiana, PA	14,964	7,007	13,233	309	7,133	13,416	20,549	1,024	1995/2010	5/29/2014
Deerwood Lake Commons	Jacksonville, FL	—	2,198	8,878	145	2,250	8,971	11,221	611	2003	5/30/2014
Heath Brook Commons	Ocala, FL	—	3,470	8,353	131	3,497	8,457	11,954	602	2002	5/30/2014
Park View Square	Miramar, FL	—	5,701	9,303	299	5,738	9,565	15,303	670	2003	5/30/2014
St. Johns Commons	Jacksonville, FL	—	1,599	10,387	109	1,651	10,444	12,095	710	2003	5/30/2014
West Creek Commons	Coconut Creek, FL	6,403	7,404	12,710	390	7,441	13,063	20,504	606	2003	5/30/2014
Lovejoy Village	Jonesboro, GA	—	1,296	7,029	138	1,321	7,142	8,463	485	2001	6/3/2014
The Orchards	Yakima, WA	—	5,425	8,743	73	5,459	8,782	14,241	649	2002	6/3/2014
Hannaford	Waltham, MA	—	4,614	7,903	60	4,665	7,912	12,577	484	1950/1993	6/23/2014
Shaw’s Plaza Easton	Easton, MA	—	5,520	7,173	219	5,638	7,274	12,912	547	1984/2004	6/23/2014
Shaw’s Plaza Hanover	Hanover, MA	—	2,826	5,314	9	2,825	5,324	8,149	366	1994	6/23/2014
Cushing Plaza	Cohasset, MA	—	5,752	14,796	144	5,872	14,820	20,692	879	1997	6/23/2014
Lynnwood Place	Jackson, TN	—	3,341	4,826	1,081	3,479	5,769	9,248	458	1986/2013	7/28/2014
Foothills Shopping Center	Lakewood, CO	—	1,479	2,611	297	1,670	2,717	4,387	217	1984	7/31/2014
Battle Ridge Pavilion	Marietta, GA	—	3,124	9,866	216	3,188	10,018	13,206	656	1999	8/1/2014
Thompson Valley Towne Center	Loveland, CO	6,853	4,415	15,947	427	4,488	16,301	20,789	1,035	1999	8/1/2014
Lumina Commons	Wilmington, NC	8,945	2,006	11,250	258	2,038	11,476	13,514	630	1974/2007	8/4/2014
Driftwood Village	Ontario, CA	17,000	6,811	12,993	347	6,855	13,296	20,151	868	1985	8/7/2014
French Golden Gate	Bartow, FL	3,424	2,599	12,877	662	2,671	13,467	16,138	672	1960/2011	8/28/2014
Orchard Square	Washington Township, MI	6,907	1,361	11,550	143	1,398	11,656	13,054	682	1999	9/8/2014
Trader Joe’s Center	Dublin, OH	—	2,338	7,922	158	2,402	8,016	10,418	500	1986	9/11/2014
Palmetto Pavilion	North Charleston, SC	—	2,509	8,526	340	2,730	8,645	11,375	488	2003	9/11/2014
Five Town Plaza	Springfield, MA	—	8,912	19,635	1,641	9,557	20,631	30,188	1,373	1970/2013	9/24/2014
Beavercreek Towne Center	Beavercreek, OH	—	14,055	30,799	745	14,269	31,330	45,599	1,844	1994	10/24/2014
Fairfield Crossing	Beavercreek, OH	—	3,571	10,026	35	3,586	10,046	13,632	544	1994	10/24/2014
Grayson Village	Loganville, GA	—	3,952	5,620	320	4,000	5,892	9,892	487	2002	10/24/2014
The Fresh Market Commons	Pawleys Island, SC	—	2,442	4,941	35	2,442	4,976	7,418	284	2011	10/28/2014
Claremont Village	Everett, WA	—	5,511	10,544	634	5,708	10,981	16,689	592	1994/2012	11/6/2014
Juan Tabo Plaza	Albuquerque, NM	—	2,466	4,568	375	2,577	4,832	7,409	340	1975/1989	11/12/2014
Cherry Hill Marketplace	Westland, MI	—	4,641	10,137	288	4,853	10,213	15,066	524	1992/2000	12/17/2014
The Shoppes at Ardrey Kell	Charlotte, NC	—	6,724	8,150	295	6,778	8,391	15,169	445	2008	12/17/2014
Nor'Wood Shopping Center	Colorado Springs, CO	—	5,358	6,684	64	5,403	6,703	12,106	397	2003	1/8/2015
Sunburst Plaza	Glendale, AZ	—	3,435	6,041	117	3,435	6,158	9,593	371	1970	2/11/2015
Rivermont Station	Alpharetta, GA	2,364	6,876	8,917	124	6,912	9,005	15,917	401	1996/2003	2/27/2015
Breakfast Point Marketplace	Panama City Beach, FL	8,713	5,579	12,051	156	5,636	12,150	17,786	473	2009/2010	3/13/2015

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(in thousands)
			Initial Cost (1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Falcon Valley	Lenexa, KS	5,157	3,131	6,874	38	3,161	6,882	10,043	298	2008/2009	3/13/2015
Lake Wales	Lake Wales, FL	1,605	1,273	2,164	—	1,273	2,164	3,437	95	1998	3/13/2015
Lakeshore Crossing	Gainesville, GA	4,600	3,857	5,937	32	3,857	5,969	9,826	335	1993/1994	3/13/2015
Onalaska	Onalaska, WI	3,925	2,669	5,648	—	2,669	5,648	8,317	276	1992/1993	3/13/2015
Coronado Shopping Center	Santa Fe, NM	—	4,395	16,461	223	4,417	16,662	21,079	449	1964	5/1/2015
Totals		$306,435	$707,115	$1,363,440	$45,925	$719,430	$1,397,050	$2,116,480	$152,433
(1) The initial cost to us represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(2) The aggregate cost of real estate owned at December 31, 2015.
(3) The aggregate cost of properties for Federal income tax purposes is approximately $2.3 billion at December 31, 2015.

Reconciliation of real estate owned:

	2015	2014
Balance at January 1	$1,980,634	$1,136,074
Additions during the year:
Real estate acquisitions	116,939	834,069
Net additions to/improvements of real estate	20,705	17,080
Deductions during the year:
Real estate dispositions	(1,798)	(6,589)
Balance at December 31	$2,116,480	$1,980,634
Reconciliation of accumulated depreciation:

	2015	2014
Balance at January 1	$83,050	$29,538
Additions during the year:
Depreciation expense	69,413	53,657
Deductions during the year:
Accumulated depreciation of real estate dispositions	(30)	(145)
Balance at December 31	$152,433	$83,050

* * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 3rd day of March 2016.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2016
Jeffrey S. Edison

/s/ DEVIN I. MURPHY	Chief Financial Officer (Principal Financial Officer)	March 3, 2016
Devin I. Murphy

/s/ JENNIFER L. ROBISON	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2016
Jennifer L. Robison

/s/ LESLIE T. CHAO	Director	March 3, 2016
Leslie T. Chao

/s/ PAUL J. MASSEY, JR.	Director	March 3, 2016
Paul J. Massey, Jr.

/s/ STEPHEN R. QUAZZO	Director	March 3, 2016
Stephen R. Quazzo