Form 10-Q
period 2016-03-31
PHILLIPS EDISON GROCERY CENTER REIT I, INC.
filed 2016-05-05
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016, there were 183.1 million outstanding shares of common stock of Phillips Edison Grocery Center REIT I, Inc.

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Investment in real estate:
Land and improvements	$719,781	$719,430
Building and improvements	1,399,392	1,397,050
Acquired above-market lease assets	39,311	39,311
Acquired in-place lease assets	194,242	194,242
Total investment in real estate assets	2,352,726	2,350,033
Accumulated depreciation and amortization	(258,378)	(232,102)
Total investment in real estate assets, net	2,094,348	2,117,931
Cash and cash equivalents	10,858	40,680
Restricted cash	6,762	6,833
Other assets, net	60,297	60,804
Total assets	$2,172,265	$2,226,248

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$811,498	$845,515
Acquired below-market lease intangibles, net of accumulated amortization of $15,865 and $14,259, respectively	38,176	39,782
Accounts payable – affiliates	4,150	5,278
Accounts payable and other liabilities	49,508	43,881
Total liabilities	903,332	934,456
Commitments and contingencies (Note 6)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at March 31, 2016
and December 31, 2015, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 182,592 and 181,308 shares issued and
outstanding at March 31, 2016 and December 31, 2015, respectively	1,826	1,813
Additional paid-in capital	1,601,622	1,588,541
Accumulated other comprehensive (loss) income	(7,339)	22
Accumulated deficit	(351,919)	(323,761)
Total stockholders’ equity	1,244,190	1,266,615
Noncontrolling interests	24,743	25,177
Total equity	1,268,933	1,291,792
Total liabilities and equity	$2,172,265	$2,226,248

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$46,939	$44,500
Tenant recovery income	15,944	14,104
Other property income	199	343
Total revenues	63,082	58,947
Expenses:
Property operating	10,291	9,986
Real estate taxes	9,411	8,179
General and administrative	7,553	2,362
Acquisition expenses	20	1,735
Depreciation and amortization	25,706	24,730
Total expenses	52,981	46,992
Other expense:
Interest expense, net	(7,732)	(6,794)
Other expense, net	(116)	(122)
Net income	2,253	5,039
Net income attributable to noncontrolling interests	(34)	(68)
Net income attributable to stockholders	$2,219	$4,971
Earnings per common share:
Net income per share - basic and diluted	$0.01	$0.03
Weighted-average common shares outstanding:
Basic	182,246	182,988
Diluted	185,031	185,495

Comprehensive (loss) income:
Net income	$2,253	$5,039
Other comprehensive loss:
Change in unrealized loss on interest rate swaps, net	(7,361)	—
Comprehensive (loss) income	(5,108)	5,039
Comprehensive income attributable to noncontrolling interests	(34)	(68)
Comprehensive (loss) income attributable to stockholders	$(5,142)	$4,971

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2015	182,131	$1,820	$1,567,653	$—	$(213,975)	$1,355,498	$22,764	$1,378,262
Share repurchases	(514)	(3)	(3,338)	—	—	(3,341)	—	(3,341)
Change in redeemable common stock	—	—	(54,509)	—	—	(54,509)	—	(54,509)
Dividend reinvestment plan (DRIP)	1,662	16	15,782	—	—	15,798	—	15,798
Common distributions declared, $0.17 per share	—	—	—	—	(30,236)	(30,236)	—	(30,236)
Issuance of partnership units	—	—	—	—	—	—	4,047	4,047
Distributions to noncontrolling interests	—	—	—	—	—	—	(428)	(428)
Net income	—	—	—	—	4,971	4,971	68	5,039
Balance at March 31, 2015	183,279	$1,833	$1,525,588	$—	$(239,240)	$1,288,181	$26,451	$1,314,632

Balance at January 1, 2016	181,308	$1,813	$1,588,541	$22	$(323,761)	$1,266,615	$25,177	$1,291,792
Share repurchases	(212)	(2)	(2,160)	—	—	(2,162)	—	(2,162)
DRIP	1,496	15	15,241	—	—	15,256	—	15,256
Change in unrealized loss on interest rate swaps	—	—	—	(7,361)	—	(7,361)	—	(7,361)
Common distributions declared, $0.17 per share	—	—	—	—	(30,377)	(30,377)	—	(30,377)
Distributions to noncontrolling interests	—	—	—	—	—	—	(468)	(468)
Net income	—	—	—	—	2,219	2,219	34	2,253
Balance at March 31, 2016	182,592	$1,826	$1,601,622	$(7,339)	$(351,919)	$1,244,190	$24,743	$1,268,933

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
(In thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,253	$5,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,933	23,958
Net amortization of above- and below-market leases	(272)	(178)
Amortization of deferred financing expense	1,063	1,258
Loss on disposal of real estate assets	104	100
Loss on write-off of unamortized capitalized leasing commissions and deferred financing expense	52	81
Change in fair value of derivative	53	47
Straight-line rental income	(899)	(1,244)
Other	18	—
Changes in operating assets and liabilities:
Other assets	424	(2,063)
Accounts payable and other liabilities	(1,484)	469
Accounts payable – affiliates	(1,286)	1,204
Net cash provided by operating activities	24,959	28,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(61,839)
Capital expenditures	(4,274)	(2,995)
Change in restricted cash	71	(506)
Net cash used in investing activities	(4,203)	(65,340)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	(9,000)	66,800
Payments on mortgages and loans payable	(25,026)	(11,654)
Payments of deferred financing expenses	—	(557)
Distributions paid, net of DRIP	(15,064)	(14,366)
Distributions to noncontrolling interests	(306)	(134)
Repurchases of common stock	(1,182)	(4,908)
Net cash (used in) provided by financing activities	(50,578)	35,181
NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,822)	(1,488)
CASH AND CASH EQUIVALENTS:
Beginning of period	40,680	15,649
End of period	$10,858	$14,161

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$7,478	$6,021
Fair value of assumed debt	—	24,982
Accrued capital expenditures and deferred financing expenses	1,018	853
Change in distributions payable	57	72
Change in distributions payable - noncontrolling interests	162	294
Change in accrued share repurchase obligation	980	(1,567)
Distributions reinvested	15,256	15,798

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
Our advisor is Phillips Edison NTR LLC (“PE-NTR”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”). Under the terms of the advisory agreement between PE-NTR and us (the “PE-NTR Agreement”), PE-NTR is responsible for the management of our day-to-day activities and the implementation of our investment strategy.
We invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. As of March 31, 2016, we owned fee simple interests in 147 real estate properties acquired from third parties unaffiliated with us or PE-NTR.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the three months ended March 31, 2016, except for those policies included below. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2016.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT I, Inc. for the year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2016, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Repurchase of Common Stock—We offer a share repurchase program which may allow certain stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 8). We account for those financial instruments that represent our mandatory obligation to repurchase shares as liabilities to be reported at settlement value. When shares are presented for repurchase, we will reclassify such obligations from redeemable common stock to a liability based upon their respective settlement values.
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

Reclassifications—The following line items on our consolidated balance sheets as of December 31, 2015, were reclassified to conform to the current year presentation:

•	The acquired intangible lease assets balance was separated into Acquired Above-Market Lease Assets and Acquired In-Place Lease Assets,

•	Certain unamortized debt issuance costs were reclassified from Deferred Financing Expense, Net to Other Assets, Net.
Newly Adopted and Recently Issued Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update amends existing guidance to require the presentation of certain debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In August 2015, the FASB issued ASU 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). This update provides guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016, and retrospectively applied the guidance for all periods presented. Unamortized debt issuance costs of $7.9 million and $8.6 million are included in Mortgages and Loans Payable, Net as of March 31, 2016 and December 31, 2015, respectively, which were previously included in Deferred Financing Expense, Net in our consolidated balance sheets. The remaining amounts included in Other Assets, Net on our consolidated balance sheets were related to our revolving credit facility. The adoption did not have an impact on our results of operations (see Note 5).
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation. ASU 2015-02 includes all reporting entities within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. ASU 2015-02 is effective for public businesses for interim and annual periods beginning after December 15, 2015. This ASU was effective beginning in the first quarter of our year ending December 31, 2016. We have evaluated the impact of the adoption of ASU 2015-02 on our consolidated financial statements and have determined under ASU 2015-02 the Operating Partnership is considered a variable interest entity (“VIE”). We are the primary beneficiary of the VIE and the our partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on our consolidated financial statements.
The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers
This update outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, making it effective for annual reporting periods beginning after December 15, 2017.
		January 1, 2018	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
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

3. FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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
The following describes the methods we use to estimate the fair value of our financial and non-financial assets and liabilities:
Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, and Accounts Payable and Other Liabilities—We consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
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
The following is a summary of discount rates and borrowings as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Discount rates:
Fixed-rate debt	3.14%	2.75%
Secured variable-rate debt	2.69%	2.36%
Unsecured variable-rate debt	1.94%	1.66%
Borrowings:
Fair value	$840,113	$880,854
Recorded value(1)	819,379	854,079

(1)	Recorded value does not include deferred financing cost of $7.9 million and $8.6 million as of March 31, 2016 and December 31, 2015, respectively.
Derivative Instruments—In April 2015, we entered into three interest rate swap agreements with a notional amount of $387.0 million that are measured at fair value on a recurring basis. These interest rate swap agreements effectively fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing credit facility. These swaps qualify and have been designated as cash flow hedges.

As of March 31, 2016 and December 31, 2015, we were party to an interest rate swap agreement with a notional amount of $11.3 million. The interest rate swap was assumed as part of an acquisition and is measured at fair value on a recurring basis. The interest rate swap agreement, in effect, fixes the variable interest rate of one of our secured variable-rate mortgage notes at an annual interest rate of 5.22% through June 10, 2018.
The fair value of the interest rate swap agreements as of March 31, 2016 and December 31, 2015 was based on the estimated amount we would receive or pay to terminate the contract at the reporting date and was determined using interest rate pricing models and interest rate-related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial and non-financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we did or could actually realize upon disposition of the financial assets and liabilities previously sold or currently held.
Our derivative liability is currently recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our financial liability and asset as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Derivative liability (asset) designated as hedging instruments:
Interest rate swaps - unsecured credit facility	$7,338	$(22)
Derivative liability not designated as hedging instrument:
Interest rate swap - mortgage note	496	442

4. REAL ESTATE ACQUISITIONS
During the three months ended March 31, 2015, we acquired eight grocery-anchored retail centers for an aggregate purchase price of approximately $86.4 million, including $24.0 million of assumed debt with a fair value of $25.0 million. We did not acquire any properties during the three months ended March 31, 2016. The following tables present certain additional information regarding our acquisitions of properties during the three months ended March 31, 2015, that were deemed individually immaterial when acquired, but were material in the aggregate.
For the three months ended March 31, 2015, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

2015
Land and improvements	$29,516
Building and improvements	51,186
Acquired in-place leases	8,703
Acquired above-market leases	356
Acquired below-market leases	(3,319)
Total assets and lease liabilities acquired	86,442
Fair value of assumed debt at acquisition (1)	24,982
Net assets acquired	$61,460

(1)	Debt assumed relates to five properties as well as a strip center adjacent to a previously acquired grocery-anchored retail center.

The weighted-average amortization periods for acquired in-place lease, above-market lease, and below-market lease intangibles acquired during the three months ended March 31, 2015 are as follows (in years):

2015
Acquired in-place leases	16
Acquired above-market leases	16
Acquired below-market leases	21
The amounts recognized for revenues, acquisition expenses, and net loss recorded during the year of acquisition related to the operating activities of our acquisitions are as follows (in thousands):

March 31, 2015
Revenues	$752
Acquisition expenses	1,458
Net loss	1,498
The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2015 had been acquired on January 1, 2015. Acquisition expenses related to each respective acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results. This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

Three Months Ended
(in thousands)	March 31, 2015
Pro forma revenues	$60,970
Pro forma net income attributable to stockholders	6,806

5. MORTGAGES AND LOANS PAYABLE
Our credit agreement provides access to an unsecured revolving credit facility and an unsecured term loan facility (the “Term Loans”). The revolving credit facility has a capacity of $500 million with a current interest rate of LIBOR plus 1.3%. The revolving credit facility matures in December 2017 with additional options to extend the maturity to December 2018. The Term Loans include three term loan tranches with interest rates of LIBOR plus 1.25%. The first tranche of Term Loans has a principal amount of $100 million and matures in February 2019, with two 12-month options to extend the maturity to February 2021. The second tranche of Term Loans has a principal amount of $175 million and matures in February 2020, with one option to extend the maturity to February 2021. The third tranche of Term Loans has a principal amount of $125 million and matures in February 2021. A maturity date extension for the first or second tranche of Term Loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.
As of March 31, 2016 and December 31, 2015, the weighted-average interest rate for all of our mortgages and loans payable was 3.5%.
The following is a summary of our debt obligations as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Unsecured Term Loans - fixed-rate(1)	$387,000	$387,000
Unsecured Term Loans - variable-rate	13,000	13,000
Unsecured revolving credit facility - variable-rate(2)	132,000	141,000
Fixed-rate mortgages payable(3)(4)	281,409	306,435
Deferred financing costs, net(5)	(7,881)	(8,564)
Assumed below-market debt adjustment, net(6)	5,970	6,644
Total	$811,498	$845,515

(1)
As of March 31, 2016 and December 31, 2015, the interest rate on $387 million outstanding under our Term Loans was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 2019 to February 2021 (see Notes 3 and 7).

(2)
The gross borrowings under our revolving credit facility were $7.0 million during the three months ended March 31, 2016. The gross payments on our credit facility were $16.0 million during the three months ended March 31, 2016.

(3)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the related properties are neither available to pay the debts of the consolidated property-holding limited liability companies nor constitute obligations of such consolidated limited liability companies as of March 31, 2016.

(4)	As of March 31, 2016 and December 31, 2015, the interest rate on one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 3 and 7).

(5)
Net of accumulated amortization of $3.4 million and $2.8 million as of March 31, 2016 and December 31, 2015, respectively. Accumulated amortization of deferred financing costs included in Other Assets, Net was $4.7 million and $4.8 million as of March 31, 2016 and December 31, 2015, respectively.

(6)	Net of accumulated amortization of $6.7 million and $6.5 million as of March 31, 2016 and December 31, 2015, respectively.

6. COMMITMENTS AND CONTINGENCIES
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

7. DERIVATIVES AND HEDGING ACTIVITIES
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive (Loss) Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2016, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
As of March 31, 2016, we had three interest rate swaps with a notional amount of $387.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive (Loss) Income related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next 12 months, we estimate that an additional $2.9 million will be reclassified from Other Comprehensive Loss as an increase to Interest Expense, Net.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments, as well as any payments, are recorded directly in Other Expense, Net and resulted in a loss of $119,000 and $121,000 for the three months ended March 31, 2016 and 2015, respectively.
Tabular Disclosure of the Effect of Derivative Instruments on Accumulated Other Comprehensive (Loss) Income (“AOCI”) and the Consolidated Statements of Operations and Comprehensive Income (Loss)
We did not have any changes in AOCI for the three months ended March 31, 2015. The table below presents the changes in AOCI and the effect of our derivative financial instruments on the consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2016 (in thousands):

Balance in AOCI as of January 1, 2016	$22
Amount of loss recognized in other comprehensive income on derivative	(8,307)
Amount of loss reclassified from accumulated other comprehensive income into interest expense	946
Current-period other comprehensive income	(7,361)
Balance in AOCI as of March 31, 2016	$(7,339)
Credit-risk-related Contingent Features
We have an agreement with our derivative counterparties that contains a provision where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of March 31, 2016 and December 31, 2015, the fair value of our derivatives excluded any adjustment for nonperformance risk related to this agreement. As of March 31, 2016 and December 31, 2015, we had not posted any collateral related to this agreement.

8. EQUITY
On April 14, 2016, our board of directors reaffirmed its estimated value per share of our common stock of $10.20 based substantially on the estimated market value of our portfolio of real estate properties in various geographic locations in the United States as of March 31, 2016. We engaged a third party, Duff & Phelps, LLC, to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2016, which reflected the balance sheet assets and liabilities as of that date.
Dividend Reinvestment Plan—We have adopted a dividend reinvestment plan (the “DRIP”) that allows stockholders to invest distributions in additional shares of our common stock. As of March 31, 2016, shares were issued under the DRIP at a price of $10.20 per share.
Share Repurchase Program—Our share repurchase program provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The following table presents the activity of the share repurchase program for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	2016	2015
Shares repurchased	212	514
Cost of repurchases	$2,162	$4,908
Average repurchase price	$10.20	$9.54
During the first quarter of 2016, repurchase requests continued to surpass the funding limits under the share repurchase program. Due to the program’s funding limits, no funds will be available for repurchases during the second quarter of 2016, and the funds available for repurchases during the third quarter of 2016, if any, are expected to be limited. If we are unable to fulfill all repurchase requests in any month, we will attempt to honor requests on a pro rata basis. We continue to fulfill repurchases sought upon a stockholder’s death, determination of incompetence or qualifying disability in accordance with the terms of the share repurchase program.

We record a liability representing our obligation to repurchase shares of common stock submitted for repurchase as of period end but not yet repurchased. The liability for a repurchase request recorded as of March 31, 2016, is due to a stockholder’s death, “qualifying disability,” or “determination of incompetence," and is not subject to the funding limitations of the share repurchase program. Below is a summary of our obligation to repurchase shares of common stock recorded as a component of Accounts Payable and Other Liabilities on our consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Shares submitted for repurchase	96	—
Liability recorded	$980	$—
On April 14, 2016, our board of directors amended and restated the share repurchase program. The amendments provide that the board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, and clarifies that the cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. The amendments will become effective on May 15, 2016.
Class B and Operating Partnership Units—The Operating Partnership issues limited partnerships units that are designated as Class B units and Operating Partnership units (“OP units”) for asset management services provided by PE-NTR. The vesting of the Class B units is contingent upon a market condition and service condition. OP units may be exchanged at the election of the holder for cash or, at the option of the Operating Partnership, for shares of our common stock, under the terms of exchange rights agreements to be prepared at a future date, provided, however, that the OP units have been outstanding for at least one year. PE-NTR has agreed under the PE-NTR Agreement not to exchange any OP units it may hold until the listing of our common stock or the liquidation of our portfolio occurs. As the form of the redemptions for the OP units is within our control, the OP units issued as of March 31, 2016 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. Additionally, the cumulative distributions that have been paid on these OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
Below is a summary of our outstanding OP units and unvested Class B units as of March 31, 2016 and December 31, 2015 (shares in thousands):

	March 31, 2016	December 31, 2015
OP units	2,785	2,785
Class B units	2,211	2,083

9. EARNINGS PER SHARE
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the sum of distributed earnings to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
Class B units and OP units held by limited partners other than the Company are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents and they have the potential to be exchanged for shares of our common stock in accordance with the terms of the Operating Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). The impact of these Class B units and OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the Class B units and OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of March 31, 2016 and 2015.
Since the OP units are fully vested, they were included in the diluted net income per share computations for the three months ended March 31, 2016 and 2015. However, as vesting of the Class B units is contingent upon a market condition and service condition, unvested Class B units were not included in the diluted net income per share computations since the satisfaction of the market or service condition was not probable as of March 31, 2016 and 2015. There were 2.2 million and 0.2 million unvested Class B units outstanding as of March 31, 2016 and 2015, respectively, which had no effect on EPS.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2016 and 2015:

	2016	2015
Numerator for basic and diluted earnings per share:
Net income attributable to stockholders	$2,219	$4,971
Denominator:
Denominator for basic earnings per share - weighted-average shares	182,246	182,988
Effect of dilutive OP Units	2,785	2,507
Denominator for diluted earnings per share - adjusted weighted-average shares	185,031	185,495
Basic earnings per share:
Net income attributable to stockholders	$0.01	$0.03
Diluted earnings per share:
Net income attributable to stockholders	$0.01	$0.03

10. RELATED PARTY TRANSACTIONS
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
As of March 31, 2016 and December 31, 2015, PE-NTR owned 176,509 shares of our common stock, or approximately 0.10% of our outstanding common stock issued during our initial public offering period, which closed in February 2014. PE-NTR may not sell any of these shares while serving as our advisor.
Advisory Agreement—Pursuant to the PE-NTR Agreement effective as of December 3, 2014, PE-NTR is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Expenses are to be reimbursed to PE-NTR based on amounts incurred on our behalf by PE-NTR.
In October 2015, we entered into amended agreements to revise certain fees that are paid to PE-NTR in consideration for the advisory services that PE-NTR provides to us. Beginning October 1, 2015, we no longer pay a 0.75% financing fee to PE-NTR. The asset management fee remains at 1% of the cost of our assets but is paid 80% in cash and 20% in Class B units of the Operating Partnership. The cash portion is paid on a monthly basis in arrears, in the amount of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period.
Acquisition Fee—We pay PE-NTR an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1.0% of the cost of investments we acquire or originate, including any debt attributable to such investments.
Acquisition Expenses—We reimburse PE-NTR for direct expenses incurred related to selecting, evaluating, and acquiring assets on our behalf. During the three months ended March 31, 2015, we reimbursed PE-NTR for personnel costs related to due diligence services for assets we acquired during the period. During the three months ended March 31, 2016, there were no acquisition expenses to reimburse as no properties were acquired during the period.
Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR and American Realty Capital II Advisors, LLC (“ARC”), equal to: (i) the product of (x) the cost of our assets multiplied by (y) 0.05% (0.25% prior to October 1, 2015); divided by (ii) the most recent primary offering price for a share of our common stock as of the last day of such calendar quarter less any selling commissions and dealer manager fees that would have been payable in connection with that offering.
PE-NTR and ARC are entitled to receive distributions on the Class B units (and OP units converted from previously issued and vested Class B units) they receive in connection with their asset management subordinated participation at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive fees that PE-NTR, ARC, and their affiliates may receive from us.

We continue to issue Class B units to PE-NTR and ARC in connection with the asset management services provided by PE-NTR under our current advisory agreement. Such Class B units will not vest until the economic hurdle is met in conjunction with (i) a termination of the PE-NTR Agreement by our independent directors without cause, (ii) a listing event, or (iii) a liquidity event; provided that PE-NTR serves as our advisor at the time of any of the foregoing events. During the three months ended March 31, 2016 and 2015, the Operating Partnership issued 0.1 million and 0.4 million Class B units, respectively, to PE-NTR and ARC under the PE-NTR Agreement for asset management services performed by PE-NTR.
Disposition Fee—We pay PE-NTR for substantial assistance by PE-NTR or any of its affiliates in connection with the sale of properties or other investments 2.0% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors determines whether PE-NTR or its affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes PE-NTR or its affiliates’ preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by PE-NTR or its affiliates in connection with a sale. However, if we sold an asset to an affiliate, our organizational documents would prohibit us from paying a disposition fee to PE-NTR or its affiliates.
General and Administrative Expenses—As of March 31, 2016 and December 31, 2015, we owed PE-NTR $138,000 and $124,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC, except for general and administrative expenses, which we disclose above, for the three months ended March 31, 2016 and 2015 and any related amounts unpaid as of March 31, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2016	2015	2016	2015
Acquisition fees(1)	$—	$855	$—	$—
Acquisition expenses(1)	—	139	—	—
Asset management fees(2)	4,619	—	1,539	1,538
OP units distribution (3)	464	—	158	159
Class B units distribution(4)	354	440	125	119
Financing fees(5)	—	180	—	—
Total	$5,437	$1,614	$1,822	$1,816

(1)	The acquisition fees and expenses are presented as Acquisition Expenses on the consolidated statements of operations.

(2)	Asset management fees are presented as General and Administrative on the consolidated statements of operations.

(3)	The distributions paid to holders of OP units are presented as Distributions to Noncontrolling Interests on the consolidated statements of equity.

(4)	The distributions paid to holders of unvested Class B units are presented as General and Administrative on the consolidated statements of operations.

(5)
Financing fees are presented as Other Assets, Net or Mortgages and Loans Payable, Net, on the consolidated balance sheets and amortized over the term of the related loan. As of October 1, 2015, we are no longer required to pay financing fees.

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
Property Management Fee—We pay to the Property Manager a monthly property management fee of 4.0% of the monthly gross cash receipts from the properties it manages.
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
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three months ended March 31, 2016 and 2015 and any related amounts unpaid as of March 31, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2016	2015	2016	2015
Property management fees(1)	$2,427	$2,185	$863	$755
Leasing commissions(2)	2,195	2,028	748	729
Construction management fees(2)	159	165	71	155
Other fees and reimbursements(3)	1,170	1,003	508	1,699
Total	$5,951	$5,381	$2,190	$3,338

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year are expensed immediately and included in Depreciation and Amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year, and construction management fees are capitalized and amortized over the life of the related leases or assets.

(3)	Other fees and reimbursements are included in Property Operating and General and Administrative on the consolidated statements of operations based on the nature of the expense.

11. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at March 31, 2016, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
April 1 to December 31, 2016	$179,309
2017	167,446
2018	149,548
2019	126,547
2020	104,496
2021 and thereafter	415,966
Total	$1,143,312
No single tenant comprised 10% or more of our aggregate annualized effective rent as of March 31, 2016.

12. SUBSEQUENT EVENTS
Distributions to Stockholders
Distributions equal to a daily amount of $0.00183060 per share of common stock outstanding were paid subsequent to March 31, 2016 to the stockholders of record from March 1, 2016 through April 30, 2016 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
March 1, 2016 through March 31, 2016	4/1/2016	$10,367	$5,076	$5,291
April 1, 2016 through April 30, 2016	5/2/2016	10,054	4,887	5,167
In March 2016, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing May 1, 2016 through May 31, 2016. The authorized distributions equal a daily amount of $0.00183060 per share of common stock.
Tender Offer
On April 25, 2016, in order to deter an unsolicited tender offer by a third party and other potential future bidders that may try to exploit the illiquidity of shares of our common stock and acquire them from stockholders at prices substantially below their value, we launched a self-tender offer to purchase up to 9.3 million shares of our common stock.  The tender offer will expire at 5:00 p.m. central time on Tuesday, June 7, 2016, unless extended or withdrawn. Our share repurchase program has been temporarily suspended during this offer as required by SEC rules. No repurchases will be made under the share repurchase program during the tender offer and for ten business days thereafter. Redemption requests that are submitted through the share repurchase program during the offer will not be accepted for consideration.

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.
Overview
Organization
The Company was formed as a Maryland corporation in October 2009 and elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010. Our advisor is Phillips Edison NTR LLC (“PE-NTR”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”). Under the terms of the advisory agreement between PE-NTR and us, PE-NTR is responsible for the management of our day-to-day activities and the implementation of our investment strategy.
We invest primarily in well-occupied grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States.
Portfolio
Below are statistical highlights of our portfolio’s activities from inception through March 31, 2016:

Cumulative
Portfolio Through
March 31, 2016
Number of properties	147
Number of states	28
Total square feet (in thousands)	15,560
Leased % of rentable square feet	95.8%
Average remaining lease term in years(1)	5.8

(1)	As of March 31, 2016. The average remaining lease term in years excludes future options to extend the term of the lease.

Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after March 31, 2016, over each of the ten years ending December 31, 2016 and thereafter for our 147 shopping centers. The table shows the approximate rentable square feet and annualized effective rent (“AER”) represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Expiring Leases	Leased Rentable Square Feet Expiring	% of Leased Square Feet Expiring	AER(1)	% of AER
April 1 to December 31, 2016(2)	253	605	4.1%	$9,416	5.2%
2017	312	1,391	9.3%	17,336	9.5%
2018	320	1,619	10.9%	20,810	11.4%
2019	341	1,925	12.9%	25,593	14.0%
2020	282	1,746	11.7%	21,734	11.9%
2021	180	1,589	10.7%	16,033	8.8%
2022	65	879	5.9%	9,189	5.0%
2023	77	1,297	8.7%	15,419	8.4%
2024	105	1,124	7.5%	10,878	6.0%
2025	98	675	4.5%	10,513	5.8%
Thereafter	123	2,060	13.8%	25,913	14.0%
	2,156	14,910	100.0%	$182,834	100.0%

(1)	We calculate AER as monthly contractual rent as of March 31, 2016, multiplied by 12 months, less any tenant concessions.

(2)	Subsequent to March 31, 2016, we renewed 21 of the 253 leases expiring in 2016, which accounts for 46.7 thousand total square feet and total annualized effective rent of $0.9 million.
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
The following table presents the composition of our portfolio by tenant type as of March 31, 2016 (dollars and square feet in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	AER(1)	% of AER
Grocery anchor	8,128	54.5%	$77,335	42.3%
National and regional(2)	4,724	31.7%	68,853	37.7%
Local	2,058	13.8%	36,646	20.0%
	14,910	100.0%	$182,834	100.0%

(1)	We calculate AER as monthly contractual rent as of March 31, 2016, multiplied by 12 months, less any tenant concessions.

(2)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of March 31, 2016 (dollars and square feet in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	AER(1)	% of AER
Grocery	8,128	54.5%	$77,335	42.3%
Retail Stores(2)	3,379	22.7%	40,993	22.4%
Services(2)	2,193	14.7%	39,696	21.7%
Restaurant	1,210	8.1%	24,810	13.6%
	14,910	100.0%	$182,834	100.0%

(1)	We calculate AER as monthly contractual rent as of March 31, 2016, multiplied by 12 months, less any tenant concessions.

(2)	We define retail stores as those that primarily sell goods, while services tenants primarily sell non-goods services.
The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of March 31, 2016 (in thousands, except number of locations):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	AER(2)	% of AER
Kroger	37	2,057	13.8%	$16,192	8.9%
Publix	31	1,458	9.8%	14,804	8.0%
Walmart	9	1,121	7.5%	5,198	2.8%
Albertsons-Safeway	13	783	5.3%	8,177	4.5%
Giant Eagle	7	560	3.8%	5,396	3.0%
Ahold USA	6	411	2.8%	6,411	3.5%
SUPERVALU	4	273	1.8%	2,382	1.3%
Raley’s	3	193	1.3%	3,422	1.9%
Winn-Dixie	3	147	1.0%	1,545	0.8%
Delhaize America	4	142	0.9%	1,855	1.0%
Hy-Vee	2	127	0.9%	527	0.3%
Schnuck’s	2	121	0.8%	1,459	0.8%
Coborn’s	2	108	0.7%	1,388	0.8%
Sprouts Farmers Market	3	94	0.6%	1,146	0.6%
H-E-B	1	81	0.5%	1,210	0.7%
Price Chopper	1	68	0.5%	844	0.5%
Big Y	1	65	0.4%	1,048	0.6%
PAQ, Inc.	1	59	0.4%	1,046	0.6%
Trader Joe’s	4	55	0.4%	921	0.5%
Rosauers Supermarkets, Inc.	1	51	0.3%	537	0.3%
Save Mart	1	50	0.3%	399	0.2%
The Fresh Market	2	38	0.3%	597	0.3%
Marc’s	1	36	0.3%	382	0.3%
Fresh Thyme	1	30	0.1%	450	0.1%
	140	8,128	54.5%	$77,336	42.3%

(1)
Number of locations excludes (a) 28 auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, (b) six locations where we do not own the portion of the shopping center that contains the grocery-anchor, and (c) two locations that have non-grocery anchors.

(2)	We calculate AER as monthly contractual rent as of March 31, 2016, multiplied by 12 months, less any tenant concessions.

Results of Operations
Summary of Operating Activities for the Three Months Ended March 31, 2016 and 2015

(In thousands, except per share amounts)	2016	2015	Change	% Change
Operating Data:
Total revenues	$63,082	$58,947	$4,135	7.0%
Property operating expenses	(10,291)	(9,986)	(305)	3.1%
Real estate tax expenses	(9,411)	(8,179)	(1,232)	15.1%
General and administrative expenses	(7,553)	(2,362)	(5,191)	219.8%
Acquisition expenses	(20)	(1,735)	1,715	(98.8)%
Depreciation and amortization	(25,706)	(24,730)	(976)	3.9%
Interest expense, net	(7,732)	(6,794)	(938)	13.8%
Other expense, net	(116)	(122)	6	(4.9)%
Net income	2,253	5,039	(2,786)	(55.3)%
Net income attributable to noncontrolling interests	(34)	(68)	34	(50.0)%
Net income attributable to stockholders	$2,219	$4,971	$(2,752)	(55.4)%

Net income per share—basic and diluted	$0.01	$0.03	$(0.02)
Below are explanations of the fluctuations in the results of operations for the three months ended March 31, 2016 and 2015.
Total revenues—Of the $4.1 million increase in total revenues, $1.8 million was related to the acquisition of nine properties in 2015. The remaining $2.3 million increase was primarily related to same-center properties, which are the 133 properties that were owned and operational for the entire portion of both comparable reporting periods, except for those properties we classify as redevelopment during either of the periods presented. The increase in same-center revenue was due to a $1.1 million increase in rental income and a $1.4 million increase in tenant recovery income, offset by a $0.2 million decrease in other property income. The increase in same-center rental income was driven by a $0.21 increase in minimum rent per square foot and a 1.0% increase in occupancy since March 31, 2015. The increase in same-center tenant recovery income stemmed from the increase in occupancy and recovery percentages.
Real estate tax expenses—Of the $1.2 million increase in real estate tax expenses, $0.3 million was related to the acquisition of nine properties in 2015. The remaining $0.9 million was primarily the result of changes in assessed property values and increased property tax rates at certain properties following acquisition.
General and administrative expenses—General and administrative expenses include cash asset management fees, legal and professional fees, insurance for directors and officers, transfer agent fees, taxes and other corporate-level expenses. General and administrative expenses increased $5.2 million, which was primarily related to a $4.6 million increase in asset management fees as a result of the change to our advisory fee structure as of October 1, 2015. Previously, the asset management fee had been deferred via the issuance of Class B units of our operating partnership, which did not result in the recognition of expense under GAAP. The asset management fee remains at 1% of the cost of our assets; however, 80% is now paid through cash and therefore recognized as expense under GAAP with the remaining 20% paid in Class B units.
Acquisition expenses—Acquisition expenses decreased $1.7 million as no properties were acquired during the three months ended March 31, 2016, compared to eight property acquisitions during the three months ended March 31, 2015.
Interest expense, net—Interest expense increased $0.9 million primarily due to a higher debt balance as of March 31, 2016 when compared to March 31, 2015.

Leasing Activity
Below is a summary of leasing activity for the three months ended March 31, 2016 and 2015:

	Total Deals		Inline Deals(1)
	2016	2015	2016	2015
New leases:
Number of leases	49	51	46	49
Square footage (in thousands)	212	142	114	99
First-year base rental revenue (in thousands)	$2,731	$1,967	$1,889	$1,652
Average rent per square foot (“PSF”)	$12.85	$13.90	$16.50	$16.69
Average cost PSF of executing new leases(2)	$31.62	$28.93	$38.20	$34.73
Weighted average lease term (in years)	8.0	7.3	7.3	7.2
Renewals and Options:
Number of leases	63	70	58	66
Square footage (in thousands)	510	428	118	145
Retention rate	88.4%	90.5%	79.3%	87.9%
First-year base rental revenue (in thousands)	$4,261	$4,781	$2,305	$2,955
Average rent PSF	$8.36	$11.16	$19.61	$20.38
Average rent PSF prior to renewals	$7.59	$10.26	$17.04	$18.18
Percentage increase in average rent PSF	10.1%	8.8%	15.1%	12.1%
Average cost PSF of executing renewals and options(2)	$2.41	$6.21	$4.49	$4.29
Weighted average lease term (in years)	5.7	6.0	5.3	5.1

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.
Non-GAAP Measures

Same-Center Net Operating Income
We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues less property operating expenses, real estate taxes, and non-cash revenue items. Same-Center NOI represents the NOI for the 133 properties that were owned and operational for the entire portion of both comparable reporting periods, except for those properties we classify as redevelopment during either of the periods presented. A property is removed from the same-center pool and classified as redevelopment when it is being repositioned in the market and such repositioning is expected to have a significant impact on property operating income. While there is judgment surrounding changes in designations, once a redevelopment property has stabilized, it is typically moved to the same-center pool the following year. Currently, we have identified five properties that we classify as redevelopment properties.
We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2014 and those considered redevelopment properties, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.
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

The table below is a comparison of the Same-Center NOI for the three months ended March 31, 2016 to the three months ended March 31, 2015 (in thousands):

	2016	2015	$ Change	% Change
Revenues:
Rental income(1)	$42,076	$40,622	$1,454
Tenant recovery income	14,556	13,173	1,383
Other property income	146	298	(152)
Total revenues	56,778	54,093	2,685	5.0%
Operating expenses:
Property operating expenses	9,277	9,454	(177)
Real estate taxes	8,438	7,540	898
Total operating expenses	17,715	16,994	721	4.2%
Total Same-Center NOI	$39,063	$37,099	$1,964	5.3%

(1)	Excludes straight-line rental income and the net amortization of above- and below-market leases.
Same-Center NOI increased $2.0 million, or 5.3%, for the three months ended March 31, 2016, as compared to the same period in 2015. This positive growth was primarily due to a $0.21 increase in minimum rent per square foot, an improvement in occupancy of 1.0%, and an increase in tenant recovery income. The $1.4 million increase in tenant recovery income is a result of a combination of an improved tenant recovery percentage and higher recoverable expenses, including the $0.9 million increase in real estate taxes, which is the result of increased assessed property values and property tax rates at certain properties.
Below is a reconciliation of net income to Same-Center NOI for the three months ended March 31, 2016 and 2015 (in thousands):

	2016	2015
Net income	$2,253	$5,039
Adjusted to exclude:
Interest expense, net	7,759	6,794
Other expense, net	116	120
General and administrative expenses	7,553	2,362
Acquisition expenses	20	1,735
Depreciation and amortization	25,706	24,730
Net amortization of above- and below-market leases	(272)	(178)
Straight-line rental income	(911)	(1,244)
NOI	42,224	39,358
Less: NOI from centers excluded from Same-Center	(3,161)	(2,259)
Total Same-Center NOI	$39,063	$37,099

Funds from Operations and Modified Funds from Operations
Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income, computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because, when compared year to year, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.
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

Neither FFO nor MFFO should be considered as an alternative to net income or income from continuing operations under GAAP, nor as an indication of our liquidity, nor is either of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated.

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
FFO AND MFFO
FOR THE PERIODS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015
Calculation of FFO
Net income attributable to stockholders	$2,219	$4,971
Adjustments:
Depreciation and amortization of real estate assets	25,706	24,730
Noncontrolling interest	(387)	(334)
FFO attributable to common stockholders	$27,538	$29,367
Calculation of MFFO
FFO	$27,538	$29,367
Adjustments:
Acquisition expenses	20	1,735
Net amortization of above- and below-market leases	(272)	(178)
Write-off of unamortized deferred financing expense	(12)	47
Straight-line rental income	(899)	(1,244)
Amortization of market debt adjustment	(612)	(607)
Change in fair value of derivative	53	47
Noncontrolling interest	26	3
MFFO attributable to common stockholders	$25,842	$29,170

Earnings per common share:
Weighted-average common shares outstanding - basic	182,246	182,988
Weighted-average common shares outstanding - diluted	185,031	185,495
Net income per share - basic and diluted	$0.01	$0.03
FFO per share - basic and diluted	$0.15	$0.16
MFFO per share - basic and diluted	$0.14	$0.16
Liquidity and Capital Resources
General
Our principal demands for funds are for operating expenses, capital expenditures, distributions to stockholders, share repurchases (including the tender offer announced in April 2016), and principal and interest on our outstanding indebtedness. We intend to use our cash on hand, operating cash flows, proceeds from debt financings, and proceeds from our dividend reinvestment program (the “DRIP”) as our primary sources of immediate and long-term liquidity.
As of March 31, 2016, we had cash and cash equivalents of $10.9 million. During the three months ended March 31, 2016, we had a net cash decrease of $29.8 million, primarily as a result of debt repayments.
Short-term Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through existing cash on hand, operating cash flows, DRIP proceeds, and proceeds from secured and unsecured debt financings, including borrowings on our unsecured revolving credit facility.
As of March 31, 2016, we had $813.4 million of contractual debt obligations, which excludes $7.9 million of deferred financing costs and below-market debt adjustments of $6.0 million. These contractual debt obligations represent mortgage loans secured by our real estate assets, our unsecured term loan facility (the “Term Loans”), and our unsecured revolving credit facility. As these mature, we intend to refinance our debt obligations, if possible, or pay off the balances at maturity using proceeds from corporate-level debt or cash generated from operations. Of the amount outstanding at March 31, 2016, $76.4 million was for loans which mature in 2016.
We offer a share repurchase program that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases during the same period. During the three months ended March 31, 2016, we repurchased $2.2 million of common stock, all of which was repurchased in connection with a stockholder’s death, “qualifying disability,” or determination of incompetence. We have limited repurchase activity because repurchase requests have surpassed the funding limits under the share repurchase program. There will be no funds available for repurchases during the second quarter of 2016, and the funds available for repurchases during the third quarter of 2016, if any, are expected to be limited to requests as a result of the stockholder’s death, “qualifying disability,” or determination of incompetence,” which are not subject to our funding limitations.
Activity related to distributions to our common stockholders for the three months ended March 31, 2016 is as follows (in thousands):

2016
Gross distributions paid	$30,320
Distributions reinvested through DRIP	15,256
Net cash distributions	15,064
Net income attributable to stockholders	2,219
Net cash provided by operating activities	24,959
FFO(1)	27,538
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations, Adjusted Funds from Operations and Modified Funds from Operations” for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net income on the consolidated statements of operations.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for operating expenses, capital expenditures, distributions to stockholders, repurchases of common stock, and the principal and interest on indebtedness. Generally, we expect to meet cash needs through our cash flows from operations, proceeds from the DRIP, and borrowings under our unsecured credit facility. As they mature, we intend to refinance our long-term debt obligations if possible, or pay off the balances at maturity using proceeds from corporate-level debt. We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings.
As of March 31, 2016, our debt to total enterprise value was 29.8%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as total common shares and OP units outstanding multiplied by the estimated value per share of $10.20, plus net debt).

The table below summarizes our consolidated indebtedness at March 31, 2016 (dollars in thousands).

	Principal Amount at	Weighted-Average Interest Rate	Weighted-Average Years to Maturity(2)
Debt(1)	March 31, 2016
Unsecured revolving credit facility - variable-rate	$132,000	1.74%	1.8
Unsecured term loans - variable-rate	13,000	1.69%	4.8
Unsecured term loans - fixed-rate(2)	387,000	2.64%	3.9
Fixed-rate mortgages payable(3)	281,409	5.48%	3.6
Total	$813,409	3.46%	3.5

(1)	The debt maturity table does not include any below-market debt adjustment or deferred financing costs, of which $6.0 million and $7.9 million were recorded, respectively, as of March 31, 2016.

(2)
As of March 31, 2016, the interest rate on $387.0 million outstanding under our unsecured credit facility was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 1, 2019 to February 1, 2021 (see Notes 3 and 7 to the consolidated financial statements).

(3)
As of March 31, 2016, the interest rate on one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement. The outstanding principal balance of that variable-rate mortgage note payable was $11.3 million as of March 31, 2016 (see Notes 3 and 7 to the consolidated financial statements).

The revolving credit facility has a capacity of $500 million with a current interest rate of LIBOR plus 1.3%. The revolving credit facility matures in December 2017 with additional options to extend the maturity to December 2018. The Term Loans include three term loan tranches with interest rates of LIBOR plus 1.25%. The first tranche of Term Loans has a principal amount of $100 million and matures in February 2019, with two 12-month options to extend the maturity to February 2021. The second tranche of Term Loans has a principal amount of $175 million and matures in February 2020, with an option to extend the maturity to February 2021. The third tranche of Term Loans has a principal amount of $125 million and matures in February 2021. A maturity date extension for the first or second tranche of Term Loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.
Contractual Commitments and Contingencies
The following table summarizes our contractual obligations (in thousands) as of March 31, 2016:

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations - principal payments	$813,409	$79,720	$179,241	$44,791	$104,145	$179,114	$226,398
Long-term debt obligations - interest payments(1)	91,781	20,087	21,152	16,605	13,800	9,145	10,992
Operating lease obligations	611	48	49	30	30	30	424
Total	$905,801	$99,855	$200,442	$61,426	$117,975	$188,289	$237,814

(1)	Future variable-rate interest payments are based on interest rates as of March 31, 2016.
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

As of March 31, 2016, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short and long term.
Critical Accounting Policies
There have been no changes to our critical accounting policies during the three months ended March 31, 2016. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016.
Newly Adopted and Recently Issued Accounting Pronouncements—Refer to Note 2 to our consolidated financial statements in this report for discussion of the impact of newly adopted and recently issued accounting pronouncements.

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
As of March 31, 2016, we were party to three interest rate swap agreements that fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing unsecured credit facility, and we were party to an interest rate swap agreement that, in effect, fixed the variable interest rate on $11.3 million of one of our secured variable-rate mortgage notes at 5.22% .
As of March 31, 2016, we had not fixed the interest rate for $145.0 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at March 31, 2016 would result in approximately $1.5 million of additional interest expense. We had no other outstanding interest rate contracts as of March 31, 2016.
These amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2016, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2016.
Internal Control Changes
During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’ overall returns may be reduced.
If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’ overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and pay other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate. For the three months ended March 31, 2016, we paid gross distributions to our common stockholders of $30.3 million, including distributions reinvested through the DRIP of $15.1 million. For the three months ended March 31, 2016, our net cash provided by operating activities was $25.0 million, which represents a shortfall of $5.4 million, or 17.7%, of our distributions paid, while our FFO was $27.5 million, which represents a shortfall of $2.8 million, or 9.2%, of the distributions paid. The shortfall was funded by proceeds from borrowings. For the three months ended March 31, 2015, we paid distributions of $30.2 million, including distributions reinvested through the DRIP of $15.8 million. For the three months ended March 31, 2015, our net cash provided by operating activities was $28.7 million, which represents a shortfall of $1.5 million, or 4.9%, of our distributions paid, while our FFO was $29.4 million, which represents a shortfall of $0.8 million, or 2.6% of our distributions paid. The shortfall was funded by proceeds from borrowings.
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
We rely on our sponsor and the executive officers and other key real estate professionals at PE-NTR to identify suitable investment opportunities for us. The key real estate professionals of PE-NTR are also the key real estate professionals at our sponsor and its other public and private programs. Many investment opportunities that are suitable for us may also be suitable for other Phillips Edison-sponsored programs. Thus, the executive officers and real estate professionals of PE-NTR could direct attractive investment opportunities to other entities or investors. For example, a joint venture in which Phillips Edison Grocery Center REIT II, Inc. is a member has a right of first refusal with respect to certain types of opportunistic and value-add properties that are outside our current core investment focus. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2016.

b)	Not applicable.

c)
Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. During the quarter ended March 31, 2016, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(3)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2016	35	$10.20	35	(2)
February 2016	81	10.20	81	(2)
March 2016	96	10.20	96	(2)

(1)
Share repurchases made during the three months ended March 31, 2016 were made in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence," which are not subject to the funding limitations of the share repurchase program. See below regarding funding limitations during the first quarter of 2016 and beyond.

(2)
We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described below. During the three months ended March 31, 2016, we repurchased $2.2 million of common stock. See below regarding funding limitations during the first quarter of 2016 and beyond.

(3)	The repurchase price per share for all stockholders under our share repurchase plan is equal to the estimated value per share of $10.20.
As of March 31, 2016, we recorded a liability of approximately $1.0 million representing our obligation to repurchase 96,073 shares of common stock for which we had received and accepted a repurchase request, but not yet fulfilled that request. These requests were made in connection with a stockholder’s death, “qualifying disability,” or determination of incompetence,” which are not subject to our funding limitations.
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

Beginning in October 2015, repurchase requests surpassed the funding limits under the share repurchase program, and there were no funds available for repurchases during the first quarter of 2016. As of March 31, 2016, there were outstanding requests to repurchase 6.2 million shares that had not been repurchased due to the program’s funding limits. There will be no funds available for repurchases during the second quarter of 2016, and the funds available for repurchases during the third quarter of 2016, if any, are expected to be limited. If we are unable to fulfill all repurchase requests in any month, we will attempt to honor requests on a pro rata basis. We will continue to fulfill repurchases sought upon a stockholder’s death, determination of incompetence or qualifying disability in accordance with the terms of the share repurchase program.
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
On April 14, 2016, our board of directors amended and restated the share repurchase program. The amendments provide that the board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, and clarifies that the cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. The amendments will become effective on May 15, 2016.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
None.

Item 6.          Exhibits

Ex.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Second Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 15, 2016)
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT I, INC

Date: May 5, 2016	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)