Form 10-Q
period 2016-06-30
PHILLIPS EDISON GROCERY CENTER REIT I, INC.
filed 2016-08-04
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2016, there were 184.1 million outstanding shares of common stock of Phillips Edison Grocery Center REIT I, Inc.

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate:
Land and improvements	$761,125	$719,430
Building and improvements	1,453,060	1,397,050
Acquired in-place lease assets	203,092	194,242
Acquired above-market lease assets	41,036	39,311
Total investment in real estate assets	2,458,313	2,350,033
Accumulated depreciation and amortization	(284,998)	(232,102)
Total investment in real estate assets, net	2,173,315	2,117,931
Cash and cash equivalents	6,456	40,680
Restricted cash	7,132	6,833
Other assets, net	60,387	60,804
Total assets	$2,247,290	$2,226,248

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$894,889	$845,515
Acquired below-market lease intangibles, net of accumulated amortization of $17,495 and $14,259, respectively	42,274	39,782
Accounts payable – affiliates	3,843	5,278
Accounts payable and other liabilities	56,909	43,881
Total liabilities	997,915	934,456
Commitments and contingencies (Note 6)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at June 30, 2016
and December 31, 2015, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 183,873 and 181,308 shares issued and
outstanding at June 30, 2016 and December 31, 2015, respectively	1,839	1,813
Additional paid-in capital	1,614,816	1,588,541
Accumulated other comprehensive (loss) income	(9,651)	22
Accumulated deficit	(381,928)	(323,761)
Total stockholders’ equity	1,225,076	1,266,615
Noncontrolling interests	24,299	25,177
Total equity	1,249,375	1,291,792
Total liabilities and equity	$2,247,290	$2,226,248

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$47,256	$45,539	$94,195	$90,039
Tenant recovery income	15,509	13,289	31,453	27,393
Other property income	288	366	487	709
Total revenues	63,053	59,194	126,135	118,141
Expenses:
Property operating	9,657	8,372	19,948	18,358
Real estate taxes	9,230	8,548	18,641	16,727
General and administrative	8,461	2,509	16,014	4,871
Acquisition expenses	1,502	1,487	1,522	3,222
Depreciation and amortization	25,977	25,271	51,683	50,001
Total expenses	54,827	46,187	107,808	93,179
Other expenses:
Interest expense, net	(7,601)	(7,543)	(15,333)	(14,337)
Other expense, net	(42)	(3)	(158)	(125)
Net income	583	5,461	2,836	10,500
Net income attributable to noncontrolling interests	(23)	(91)	(57)	(159)
Net income attributable to stockholders	$560	$5,370	$2,779	$10,341
Earnings per common share:
Net income per share - basic	$0.00	$0.03	$0.02	$0.06
Net income per share - diluted	$0.00	$0.03	$0.01	$0.06
Weighted-average common shares outstanding:
Basic	183,514	184,342	182,880	183,669
Diluted	186,299	187,127	185,665	186,316

Comprehensive (loss) income:
Net income	$583	$5,461	$2,836	$10,500
Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives	(3,240)	1,391	(11,547)	1,391
Reclassification of derivative loss to interest expense	928	793	1,874	793
Comprehensive (loss) income	(1,729)	7,645	(6,837)	12,684
Comprehensive income attributable to noncontrolling interests	(23)	(91)	(57)	(159)
Comprehensive (loss) income attributable to stockholders	$(1,752)	$7,554	$(6,894)	$12,525

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2015	182,131	$1,820	$1,567,653	$—	$(213,975)	$1,355,498	$22,764	$1,378,262
Share repurchases	(645)	(9)	(8,344)	—	—	(8,353)	—	(8,353)
Change in redeemable common stock	—	—	(22,115)	—	—	(22,115)	—	(22,115)
Dividend reinvestment plan (“DRIP”)	3,363	34	31,924	—	—	31,958	—	31,958
Change in unrealized gain on interest rate swaps	—	—	—	2,184	—	2,184	—	2,184
Common distributions declared, $0.34 per share	—	—	—	—	(61,035)	(61,035)	—	(61,035)
Issuance of partnership units	—	—	—	—	—	—	4,047	4,047
Distributions to noncontrolling interests	—	—	—	—	—	—	(898)	(898)
Net income	—	—	—	—	10,341	10,341	159	10,500
Balance at June 30, 2015	184,849	$1,845	$1,569,118	$2,184	$(264,669)	$1,308,478	$26,072	$1,334,550

Balance at January 1, 2016	181,308	$1,813	$1,588,541	$22	$(323,761)	$1,266,615	$25,177	$1,291,792
Share repurchases	(396)	(4)	(3,885)	—	—	(3,889)	—	(3,889)
DRIP	2,961	30	30,160	—	—	30,190	—	30,190
Change in unrealized loss on interest rate swaps	—	—	—	(9,673)	—	(9,673)	—	(9,673)
Common distributions declared, $0.34 per share	—	—	—	—	(60,946)	(60,946)	—	(60,946)
Distributions to noncontrolling interests	—	—	—	—	—	—	(935)	(935)
Net income	—	—	—	—	2,779	2,779	57	2,836
Balance at June 30, 2016	183,873	$1,839	$1,614,816	$(9,651)	$(381,928)	$1,225,076	$24,299	$1,249,375

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)
(In thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,836	$10,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,315	48,515
Net amortization of above- and below-market leases	(582)	(354)
Amortization of deferred financing expense	2,093	2,491
Loss on disposal of real estate assets	122	106
Straight-line rental income	(1,725)	(2,605)
Other	43	156
Changes in operating assets and liabilities:
Other assets	1,592	1,829
Accounts payable and other liabilities	3,849	1,670
Accounts payable – affiliates	(1,588)	1,093
Net cash provided by operating activities	56,955	63,401
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(94,385)	(88,474)
Capital expenditures	(10,325)	(9,297)
Change in restricted cash	(299)	(1,025)
Net cash used in investing activities	(105,009)	(98,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	106,500	134,800
Payments on mortgages and loans payable	(57,159)	(45,480)
Payments of deferred financing expenses	—	(557)
Distributions paid, net of DRIP	(30,973)	(29,262)
Distributions to noncontrolling interests	(790)	(753)
Repurchases of common stock	(3,748)	(6,183)
Net cash provided by financing activities	13,830	52,565
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,224)	17,170
CASH AND CASH EQUIVALENTS:
Beginning of period	40,680	15,649
End of period	$6,456	$32,819

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$14,843	$12,818
Fair value of assumed debt	—	24,982
Accrued capital expenditures	1,920	2,012
Change in distributions payable	(217)	(185)
Change in distributions payable - noncontrolling interests	145	145
Change in accrued share repurchase obligation	141	2,170
Distributions reinvested	30,190	31,958

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
We invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. As of June 30, 2016, we owned fee simple interests in 149 real estate properties acquired from third parties unrelated to us or PE-NTR.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the six months ended June 30, 2016. For a full summary of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2016.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT I, Inc. for the year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Reclassifications—The following line item on our consolidated balance sheets as of December 31, 2015, was reclassified to conform to the current year presentation:

•	Acquired Intangible Lease Assets was separated into Acquired Above-Market Lease Assets and Acquired In-Place Lease Assets.
The following line item on our consolidated statement of cash flows for the six months ended June 30, 2015 was reclassified to conform to the current year presentation:

•	Change in Fair Value of Derivative was reclassified to Other.

Newly Adopted and Recently Issued Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update amends existing guidance to require the presentation of certain debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In August 2015, the FASB issued ASU 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). This update provides guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016, and retrospectively applied the guidance for all periods presented. Unamortized debt issuance costs of $7.2 million and $8.6 million are included in Mortgages and Loans Payable, Net as of June 30, 2016 and December 31, 2015, respectively, which were previously included in Deferred Financing Expense, Net on our consolidated balance sheets. The remaining amounts included in Other Assets, Net on our consolidated balance sheets were related to our revolving credit facility. The adoption did not have an impact on our results of operations (see Note 5).
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation. ASU 2015-02 includes all reporting entities within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. This ASU was effective beginning in the first quarter of our year ending December 31, 2016. We have evaluated the impact of the adoption of ASU 2015-02 on our consolidated financial statements and have determined under ASU 2015-02 the Operating Partnership is considered a variable interest entity (“VIE”). We are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on our consolidated financial statements.
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
Real Estate Investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, were allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, comparable sales, replacement costs, income and expense growth rates, and current market rents and allowances as determined by management.
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
The following is a summary of discount rates and borrowings as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Discount rates:
Unsecured variable-rate debt	1.95%	1.66%
Secured fixed-rate debt	2.87%	2.75%
Secured variable-rate debt	2.70%	2.36%
Borrowings:
Fair value	$919,303	$880,854
Recorded value(1)	902,074	854,079

(1)	Recorded value does not include deferred financing cost of $7.2 million and $8.6 million as of June 30, 2016 and December 31, 2015, respectively.

Derivative Instruments—In April 2015, we entered into three interest rate swap agreements with a notional amount of $387 million that are measured at fair value on a recurring basis. These interest rate swap agreements effectively fix the LIBOR portion of the interest rate on $387 million of outstanding debt under our existing unsecured term loan facility. These swaps qualify and have been designated as cash flow hedges.
As of June 30, 2016 and December 31, 2015, we were party to an interest rate swap agreement with a notional amount of $11.2 million and $11.3 million, respectively. The interest rate swap was assumed as part of an acquisition and is measured at fair value on a recurring basis. The interest rate swap agreement, in effect, fixes the variable interest rate of one of our secured variable-rate mortgage notes at an annual interest rate of 5.22% through June 2018.
The fair values of the interest rate swap agreements as of June 30, 2016 and December 31, 2015, were based on the estimated amount we would receive or pay to terminate the contract at the reporting date and were determined using interest rate pricing models and interest rate-related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We record derivative liabilities in Accounts Payable and Other Liabilities and derivative assets in Other Assets, Net on our consolidated balance sheets. The fair value measurements of our financial liability and asset as of June 30, 2016 and December 31, 2015, are as follows (in thousands):

	June 30, 2016	December 31, 2015
Derivative liability (asset) designated as hedging instruments:
Interest rate swaps - unsecured term loan facility	$9,651	$(22)
Derivative liability not designated as hedging instrument:
Interest rate swap - mortgage note	473	442

4. REAL ESTATE ACQUISITIONS
During the six months ended June 30, 2016, we acquired two grocery-anchored shopping centers and one strip center adjacent to a previously acquired grocery-anchored shopping center for an aggregate purchase price of approximately $93.9 million, with no assumed debt. During the six months ended June 30, 2015, we acquired nine grocery-anchored shopping centers for an aggregate purchase price of approximately $109.2 million, including $24.0 million of assumed debt with a fair value of $25.0 million. The following tables present certain additional information regarding our acquisitions of properties during the six months ended June 30, 2016 and 2015.
For the six months ended June 30, 2016 and 2015, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2016	2015
Land and improvements	$40,088	$33,911
Building and improvements	48,999	67,647
Acquired in-place leases	8,849	10,165
Acquired above-market leases	1,725	1,241
Acquired below-market leases	(5,728)	(3,782)
Total assets and lease liabilities acquired	93,933	109,182
Less: Fair value of assumed debt at acquisition (1)	—	24,982
Net assets acquired	$93,933	$84,200

(1)	Debt assumed for the six months ended June 30, 2015 relates to five properties as well as a strip center adjacent to a previously acquired grocery-anchored shopping center.

The weighted-average amortization periods for acquired in-place lease, above-market lease, and below-market lease intangibles acquired during the six months ended June 30, 2016 and 2015, are as follows (in years):

	2016	2015
Acquired in-place leases	14	14
Acquired above-market leases	6	9
Acquired below-market leases	23	19
The amounts recognized for revenues, acquisition expenses, and net loss from each respective acquisition date to June 30, 2016 and 2015, related to the operating activities of our acquisitions are as follows (in thousands):

	2016	2015
Revenues	$433	$3,043
Acquisition expenses	1,361	1,849
Net loss	1,420	1,493
The following unaudited pro forma information summarizes selected financial information from our combined results of operations as if all of our acquisitions for 2016 and 2015 had been acquired on January 1, 2015. Acquisition expenses related to each respective acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results. This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Pro forma revenues	$64,841	$59,756	$130,143	$125,168
Pro forma net income attributable to stockholders	2,519	6,697	5,276	14,580

5. MORTGAGES AND LOANS PAYABLE
Our credit agreement provides access to an unsecured revolving credit facility and an unsecured term loan facility (the “Term Loans”). The revolving credit facility has a capacity of $500 million with a current interest rate of LIBOR plus 1.3%. The revolving credit facility matures in December 2017 with additional options to extend the maturity to December 2018. The Term Loans include three tranches with an interest rate of LIBOR plus 1.25%. The first tranche has a principal amount of $100 million and matures in February 2019, with two 12-month options to extend the maturity to February 2021. The second tranche has a principal amount of $175 million and matures in February 2020, with one option to extend the maturity to February 2021. The third tranche has a principal amount of $125 million and matures in February 2021. A maturity date extension for the first or second tranche requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.
As of June 30, 2016 and December 31, 2015, the weighted-average interest rate for all of our mortgages and loans payable was 3.2% and 3.5%, respectively.

The following is a summary of our debt obligations as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Unsecured Term Loans - fixed-rate(1)	$387,000	$387,000
Unsecured Term Loans - variable-rate	13,000	13,000
Unsecured revolving credit facility - variable-rate(2)	247,500	141,000
Fixed-rate mortgages payable(3)(4)	249,277	306,435
Assumed below-market debt adjustment, net(5)	5,298	6,644
Deferred financing costs, net(6)	(7,186)	(8,564)
Total	$894,889	$845,515

(1)
As of June 30, 2016 and December 31, 2015, the interest rate on $387 million outstanding under our Term Loans was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 2019 to February 2021 (see Notes 3 and 7).

(2)
The gross borrowings under our revolving credit facility were $370 million during the six months ended June 30, 2016. The gross payments on our credit facility were $263.5 million during the six months ended June 30, 2016.

(3)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the related properties are neither available to pay the debts of the consolidated property-holding limited liability companies nor constitute obligations of such consolidated limited liability companies as of June 30, 2016 and December 31, 2015.

(4)	As of June 30, 2016 and December 31, 2015, the interest rate on one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 3 and 7).

(5)	Net of accumulated amortization of $6.2 million and $6.5 million as of June 30, 2016 and December 31, 2015, respectively.

(6)
Net of accumulated amortization of $3.7 million and $2.8 million as of June 30, 2016 and December 31, 2015, respectively. Accumulated amortization of deferred financing costs included in Other Assets, Net was $5.1 million and $4.8 million as of June 30, 2016 and December 31, 2015, respectively.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive (Loss) Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2016, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
As of June 30, 2016, we had three interest rate swaps with a notional amount of $387.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive (Loss) Income (“AOCI”) related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next 12 months, we estimate that an additional $3.3 million will be reclassified from Other Comprehensive Loss as an increase to Interest Expense, Net.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments, as well as any payments, are recorded directly in Other Expense, Net and resulted in a gain of $43,000 and a loss of $6,000 for the three months ended June 30, 2016 and 2015, respectively. Changes in the fair value of these derivative instruments resulted in a gain of $162,000 and a loss of $127,000 for the six months ended June 30, 2016 and 2015, respectively.
Tabular Disclosure of the Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations and Comprehensive (Loss) Income
The table below presents the changes in AOCI and the effect of our derivative financial instruments on the consolidated statements of operations and comprehensive (loss) income for the six months ended June 30, 2016 and 2015 (in thousands):

Balance in AOCI as of January 1, 2015		$—
Amount of gain recognized in other comprehensive income on derivative	$1,391
Amount of loss reclassified from AOCI into interest expense	793
Current-period other comprehensive income		2,184
Balance in AOCI as of June 30, 2015		$2,184

Balance in AOCI as of January 1, 2016		$22
Amount of loss recognized in other comprehensive income on derivative	$(11,547)
Amount of loss reclassified from AOCI into interest expense	1,874
Current-period other comprehensive loss		(9,673)
Balance in AOCI as of June 30, 2016		$(9,651)
Credit-risk-related Contingent Features
We have an agreement with our derivative counterparties that contains a provision where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of June 30, 2016 and December 31, 2015, the fair value of our derivatives excluded any adjustment for nonperformance risk related to this agreement. As of June 30, 2016 and December 31, 2015, we had not posted any collateral related to this agreement.

8. EQUITY
On April 14, 2016, our board of directors reaffirmed its estimated value per share of our common stock of $10.20 based substantially on the estimated market value of our portfolio of real estate properties as of March 31, 2016. We engaged a third party valuation firm, Duff & Phelps, LLC, to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2016, which reflected certain balance sheet assets and liabilities as of that date.
Tender Offer—On April 25, 2016, in order to deter an unsolicited tender offer by a third party and to deter other potential future bidders that may try to exploit the illiquidity of shares of our common stock and acquire them from stockholders at prices substantially below their value, we launched a self-tender offer to purchase up to 9.3 million shares of our common stock. The tender offer expired on June 7, 2016, and in connection therewith, we repurchased 69,271 shares of common stock at a price of $6.00 per share, for an aggregate purchase price of approximately $416,000.

Dividend Reinvestment Plan—We have adopted a dividend reinvestment plan (the “DRIP”) that allows stockholders to invest distributions in additional shares of our common stock. For the three and six months ended June 30, 2016, shares were issued under the DRIP at a price of $10.20 per share.
Share Repurchase Program—Our share repurchase program provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. Our share repurchase program was temporarily suspended during the tender offer as required by SEC rules. No repurchases were made under the share repurchase program during the tender offer and for ten business days thereafter. Redemption requests that were submitted through the share repurchase program during the tender offer were not accepted for consideration. The share repurchase program was reinstated on June 22, 2016.
During the first and second quarters of 2016, repurchase requests continued to surpass the funding limits under the share repurchase program. Due to the program’s funding limits, no funds will be available for repurchases during the third quarter of 2016, and we believe the funds available for repurchases during the fourth quarter of 2016 will be insufficient to meet all requests. If we are unable to fulfill all repurchase requests in any month, we will attempt to honor requests on a pro rata basis. We continue to fulfill repurchases sought upon a stockholder’s death, determination of incompetence or qualifying disability in accordance with the terms of the share repurchase program.
On April 14, 2016, our board of directors amended and restated the share repurchase program. The amendment provides that the board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, and clarifies that the cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. The amendment was effective as of May 15, 2016. As a result of this amendment, we no longer record amounts that are redeemable under the share repurchase program as redeemable common stock on our consolidated balance sheets. Since the program’s funding limits were surpassed as of the effective date of the amendment, there was no impact to redeemable stock on the consolidated balance sheets at the date of the amendment.
Class B and Operating Partnership Units—The Operating Partnership issues limited partnership units that are designated as Class B units and Operating Partnership units (“OP units”) for asset management services provided by PE-NTR. The vesting of the Class B units is contingent upon a market condition and service condition. OP units may be exchanged at the election of the holder for cash or, at the option of the Operating Partnership, for shares of our common stock, under the terms of exchange rights agreements to be prepared at a future date, provided, however, that the OP units have been outstanding for at least one year. PE-NTR has agreed under the PE-NTR Agreement not to exchange any OP units it may hold until the listing of our common stock or the liquidation of our portfolio occurs. As the form of the redemptions for the OP units is within our control, the OP units issued as of June 30, 2016 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. Additionally, the cumulative distributions that have been paid on these OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
Below is a summary of our outstanding OP units and unvested Class B units as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
OP units	2,785	2,785
Class B units	2,340	2,083

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
Class B units and OP units held by limited partners other than us are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents and they have the potential to be exchanged for shares of our common stock in accordance with the terms of the Operating Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). The impact of these Class B units and OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the Class B units and OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of June 30, 2016 and 2015.

Since the OP units are fully vested, they were included in the diluted net income per share computations for the three and six months ended June 30, 2016 and 2015. However, as vesting of the Class B units is contingent upon a market condition and service condition, unvested Class B units were not included in the diluted net income per share computations since the satisfaction of the market or service condition was not probable as of June 30, 2016 and 2015. There were 2.3 million and 0.8 million unvested Class B units outstanding as of June 30, 2016 and 2015, respectively, which had no effect on EPS.
The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income attributable to stockholders	$560	$5,370	$2,779	$10,341
Denominator:
Denominator for basic earnings per share - weighted-average shares	183,514	184,342	182,880	183,669
Effect of dilutive OP units/Class B units	2,785	2,785	2,785	2,647
Denominator for diluted earnings per share - adjusted weighted-average shares	186,299	187,127	185,665	186,316
Basic earnings per share:
Net income attributable to stockholders	$0.00	$0.03	$0.02	$0.06
Diluted earnings per share:
Net income attributable to stockholders	$0.00	$0.03	$0.01	$0.06

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
As of June 30, 2016 and December 31, 2015, PE-NTR owned 176,509 shares of our common stock, or approximately 0.1% of our outstanding common stock issued during our initial public offering period, which closed in February 2014. PE-NTR may not sell any of these shares while serving as our advisor.
Advisory Agreement—Pursuant to the PE-NTR Agreement effective as of December 3, 2014, PE-NTR is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Expenses are to be reimbursed to PE-NTR based on amounts incurred on our behalf.
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
Acquisition Fee—We pay PE-NTR an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1% of the cost of investments we acquire or originate, including any debt attributable to such investments.
Acquisition Expenses—We reimburse PE-NTR for direct expenses incurred related to selecting, evaluating, and acquiring assets on our behalf, including certain personnel costs.
Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation partially by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR and American Realty Capital II Advisors, LLC (“ARC”), equal to: (i) the product of (x) the cost of our assets multiplied by (y) 0.05% (0.25% prior to October 1, 2015); divided by (ii) the most recent primary offering price for a share of our common stock as of the last day of such calendar quarter less any selling commissions and dealer manager fees that would have been payable in connection with that offering.

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
We continue to issue Class B units to PE-NTR and ARC in connection with the asset management services provided by PE-NTR under our current advisory agreement. Such Class B units will not vest until the economic hurdle is met in conjunction with (i) a termination of the PE-NTR Agreement by our independent directors without cause, (ii) a listing event, or (iii) a liquidity event; provided that PE-NTR serves as our advisor at the time of any of the foregoing events. During the six months ended June 30, 2016 and 2015, the Operating Partnership issued 0.3 million and 0.8 million Class B units, respectively, to PE-NTR and ARC under the PE-NTR Agreement for asset management services performed by PE-NTR.
Disposition Fee—We pay PE-NTR for substantial assistance by PE-NTR or any of its affiliates in connection with the sale of properties or other investments 2% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors determines whether PE-NTR or its affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes PE-NTR or its affiliates’ preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by PE-NTR or its affiliates in connection with a sale. However, if we sold an asset to an affiliate, our organizational documents would prohibit us from paying a disposition fee to PE-NTR or its affiliates.
General and Administrative Expenses—As of June 30, 2016 and December 31, 2015, we owed PE-NTR $85,000 and $124,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC, except for unpaid general and administrative expenses, which we disclose above, for the three and six months ended June 30, 2016 and 2015, and any related amounts unpaid as of June 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Acquisition fees(1)	$940	$228	$940	$1,083	$—	$—
Acquisition expenses(1)	155	23	155	162	—	—
Asset management fees(2)	4,711	—	9,330	—	1,608	1,538
OP units distribution (3)	464	470	928	898	153	159
Class B units distribution(4)	382	99	736	111	128	119
Financing fees(5)	—	—	—	180	—	—
Total	$6,652	$820	$12,089	$2,434	$1,889	$1,816

(1)	The acquisition fees and expenses are presented as Acquisition Expenses on the consolidated statements of operations.

(2)	Asset management fees are presented in General and Administrative on the consolidated statements of operations.

(3)	The distributions paid to holders of OP units are presented as Distributions to Noncontrolling Interests on the consolidated statements of equity.

(4)	The distributions paid to holders of unvested Class B units are presented in General and Administrative on the consolidated statements of operations.

(5)
Financing fees are presented in Other Assets, Net or Mortgages and Loans Payable, Net, on the consolidated balance sheets and amortized over the term of the related loan. As of October 1, 2015, we are no longer required to pay financing fees.

Property Manager—All of our real properties are managed and leased by the Property Manager. The Property Manager is wholly owned by our Phillips Edison sponsor. The Property Manager also manages real properties acquired by Phillips Edison affiliates and other third parties.
Property Management Fee—We pay to the Property Manager a monthly property management fee of 4% of the monthly gross cash receipts from the properties it manages.
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

Expenses and Reimbursements—The Property Manager hires, directs, and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may be employed on a part-time basis and may also be employed by PE-NTR or certain of its affiliates. The Property Manager also directs the purchase of equipment and supplies and supervises all maintenance activity. We reimburse the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel, and other out-of-pocket expenses that are directly related to the management of specific properties and corporate matters, as well as fees and expenses of third-party accountants.
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and six months ended June 30, 2016 and 2015, and any related amounts unpaid as of June 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Property management fees(1)	$2,572	$2,407	$4,999	$4,592	$771	$755
Leasing commissions(2)	1,547	1,992	3,742	4,020	384	729
Construction management fees(2)	254	246	413	411	63	155
Other fees and reimbursements(3)	1,406	1,018	2,576	2,021	651	1,699
Total	$5,779	$5,663	$11,730	$11,044	$1,869	$3,338

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
Approximate future rentals to be received under non-cancelable operating leases in effect at June 30, 2016, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
July 1 to December 31, 2016	$94,260
2017	177,885
2018	160,311
2019	136,784
2020	114,238
2021 and thereafter	412,966
Total	$1,096,444
No single tenant comprised 10% or more of our aggregate annualized base rent as of June 30, 2016.

12. SUBSEQUENT EVENTS
Distributions to Stockholders
Distributions equal to a daily amount of $0.00183060 per share of common stock outstanding were paid subsequent to June 30, 2016, to the stockholders of record from June 1, 2016 through July 31, 2016 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
June 1, 2016 through June 30, 2016	7/1/2016	$10,102	$4,773	$5,329
July 1, 2016 through July 31, 2016	8/1/2016	10,460	4,898	5,562
On August 2, 2016 our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing September 1, 2016 through and including November 30, 2016. The authorized distributions equal a daily amount of $0.00183060 per share of common stock.

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3, 2016, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.
Overview
Organization
Phillips Edison Grocery Center REIT I, Inc. is a public non-traded real estate investment trust (REIT) that invests in retail real estate properties. Our primary focus is on necessity-anchored neighborhood and community shopping centers that meet the day-to-day needs of residents in the surrounding trade areas.
Portfolio
Below are statistical highlights of our portfolio’s activities from inception through June 30, 2016:

	Cumulative	Property Acquisitions During the
	Portfolio as of	Six Months Ended
	June 30, 2016	June 30, 2016
Number of properties	149	2
Number of states	28	2
Total square feet (in thousands)	15,959	389
Leased % of rentable square feet	96.1%	97.4%
Average remaining lease term in years(1)	5.6	6.1

(1)	As of June 30, 2016. The average remaining lease term in years excludes future options to extend the term of the lease.

Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after June 30, 2016, over each of the ten years ending December 31, 2016 and thereafter for our 149 shopping centers. The table shows the approximate rentable square feet and annualized base rent (“ABR”) represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Expiring Leases	Leased Square Feet Expiring	% of Leased Square Feet Expiring	ABR(1)	% of ABR
July 1 to December 31, 2016(2)	192	416	2.7%	$6,673	3.5%
2017	329	1,318	8.6%	16,761	8.8%
2018	344	1,647	10.7%	21,552	11.3%
2019	356	1,941	12.7%	26,262	13.8%
2020	291	1,765	11.5%	22,183	11.6%
2021	235	1,722	11.2%	18,472	9.7%
2022	77	964	6.3%	9,932	5.2%
2023	87	1,449	9.5%	17,783	9.3%
2024	119	1,161	7.6%	11,482	6.0%
2025	101	696	4.5%	10,815	5.7%
Thereafter	199	2,253	14.7%	28,574	15.1%
	2,330	15,332	100.0%	$190,489	100.0%

(1)	We calculate ABR as monthly contractual rent as of June 30, 2016, multiplied by 12 months, except for the period from July 1 to December 31, 2016, which was multiplied by six months.

(2)	Subsequent to June 30, 2016, we renewed 24 of the 192 leases expiring in 2016, which accounts for 252 thousand total square feet and total ABR of $1.6 million.
Portfolio Tenancy
The following table presents the composition of our portfolio by tenant type as of June 30, 2016 (dollars and square feet in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery anchor	8,288	54.1%	$79,082	41.5%
National and regional(1)	4,886	31.8%	71,886	37.8%
Local	2,158	14.1%	39,521	20.7%
	15,332	100.0%	$190,489	100.0%

(1)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.
The following table presents the composition of our portfolio by tenant industry as of June 30, 2016 (dollars and square feet in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery	8,288	54.1%	$79,082	41.5%
Retail	3,474	22.6%	41,735	21.9%
Services	2,294	15.0%	43,011	22.6%
Restaurant	1,276	8.3%	26,661	14.0%
	15,332	100.0%	$190,489	100.0%

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of June 30, 2016 (in thousands, except number of locations):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Kroger	37	2,076	13.5%	$16,277	8.5%
Publix	31	1,458	9.5%	14,807	7.8%
Walmart	9	1,121	7.3%	5,198	2.7%
Albertsons-Safeway	13	788	5.1%	8,370	4.4%
Giant Eagle	7	560	3.7%	5,396	2.8%
Ahold USA	6	411	2.7%	6,449	3.4%
SUPERVALU	4	273	1.8%	2,382	1.3%
Raley’s	3	188	1.2%	3,229	1.7%
Winn-Dixie	3	147	1.0%	1,545	0.8%
Delhaize America	4	142	0.9%	1,855	1.0%
Hy-Vee	2	127	0.8%	527	0.3%
Schnuck’s	2	121	0.8%	1,459	0.8%
Sprouts Farmers Market	4	120	0.8%	1,482	0.8%
BJ’s Wholesale Club	1	115	0.8%	1,223	0.6%
Coborn’s	2	108	0.7%	1,388	0.7%
H-E-B	1	81	0.5%	1,210	0.6%
Price Chopper	1	68	0.4%	844	0.4%
Big Y	1	65	0.4%	1,091	0.6%
PAQ, Inc.	1	59	0.4%	1,046	0.5%
Trader Joe’s	4	55	0.4%	921	0.5%
Rosauers Supermarkets, Inc.	1	51	0.4%	537	0.3%
Save Mart	1	50	0.3%	399	0.2%
The Fresh Market	2	38	0.2%	597	0.3%
Marc’s	1	36	0.2%	400	0.2%
Fresh Thyme	1	30	0.2%	450	0.2%
	142	8,288	54.0%	$79,082	41.4%

(1)
Number of locations excludes (a) auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, (b) six locations where we do not own the portion of the shopping center that contains the grocery-anchor, and (c) two locations that have non-grocery anchors, but includes one location where two grocers operate.

Results of Operations
Summary of Operating Activities for the Three Months Ended June 30, 2016 and 2015

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2016	2015	$	%
Operating Data:
Total revenues	$63,053	$59,194	$3,859	6.5%
Property operating expenses	(9,657)	(8,372)	(1,285)	(15.3)%
Real estate tax expenses	(9,230)	(8,548)	(682)	(8.0)%
General and administrative expenses	(8,461)	(2,509)	(5,952)	(237.2)%
Acquisition expenses	(1,502)	(1,487)	(15)	(1.0)%
Depreciation and amortization	(25,977)	(25,271)	(706)	(2.8)%
Interest expense, net	(7,601)	(7,543)	(58)	(0.8)%
Other expense, net	(42)	(3)	(39)	n/m
Net income	583	5,461	(4,878)	(89.3)%
Net income attributable to noncontrolling interests	(23)	(91)	68	74.7%
Net income attributable to stockholders	$560	$5,370	$(4,810)	(89.6)%

Net income per share—basic	$0.00	$0.03	$(0.03)	(100.0)%
Net income per share—diluted	0.00	0.03	(0.03)	(100.0)%
Below are explanations of the fluctuations in the results of operations for the three months ended June 30, 2016 and 2015:
Total revenues—Of the $3.9 million increase in total revenues, $1.0 million was related to the acquisition of eleven properties since the beginning of 2015. Of the remaining $2.9 million increase, $2.8 million was related to same-center properties, which are the 133 properties that were owned and operational for the entire portion of both comparable reporting periods, except for those properties we classify as redevelopment during either of the periods presented. The increase in same-center revenue was due to a $0.8 million increase in rental income and a $2.0 million increase in tenant recovery income. The increase in same-center rental income was driven by a $0.46 increase in minimum rent per square foot and a 0.9% increase in occupancy since June 30, 2015. The increase in same-center tenant recovery income stemmed from an increase in recoverable expenses, as well as an increase in occupancy and recovery percentages.
Property operating expenses—These expenses include (i) operating and maintenance expense, which consists of property related costs including repairs and maintenance costs, landscaping, snow removal, utilities, property insurance costs, security and various other property-related expenses; (ii) bad debt expense; and (iii) property management fees and expenses. Of the $1.3 million increase in property operating expenses, $0.2 million was related to the acquisition of eleven properties in 2016 and 2015. The remaining $1.1 million was largely due to a $0.6 million increase in recoverable utilities and exterior maintenance expenses, a portion of which was a result of timing of center repairs. Additional variances in property operating expenses included a $0.4 million increase in bad debt expense due to collections in 2015 of previously reserved amounts, and a $0.1 million increase in management fees due to increasing cash receipts.
Real estate tax expenses—Of the $0.7 million increase in real estate tax expenses, $0.2 million was related to the acquisition of eleven properties in 2016 and 2015. The remaining $0.5 million was primarily the result of changes in assessed property values and increased property tax rates at certain properties following acquisition, in addition to general tax increases on properties owned for multiple years.
General and administrative expenses—General and administrative expenses include cash asset management fees, legal and professional fees, insurance for directors and officers, transfer agent fees, taxes and other corporate-level expenses. General and administrative expenses increased $6.0 million, which was primarily related to a $4.7 million increase in cash asset management fees as a result of the change to our advisory fee structure in October 2015. Previously, the asset management fee had been deferred via the issuance of Class B units of our operating partnership, which did not result in the recognition of expense under GAAP. The asset management fee remains at 1% of the cost of our assets; however, 80% is now paid in cash and therefore recognized on a current basis as expense under GAAP, with the remaining 20% paid in Class B units. The remaining $1.3 million increase was primarily due to a $0.8 million increase in professional fees over the comparable period in 2015. The professional fee increase was due in part to our annual share price valuation and higher costs for investor relations custodial fees. Additionally, a $0.3 million increase was related to distributions paid on unvested Class B units as a result of an increase in outstanding Class B units.

Summary of Operating Activities for the Six Months Ended June 30, 2016 and 2015

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2016	2015	$	%
Operating Data:
Total revenues	$126,135	$118,141	$7,994	6.8%
Property operating expenses	(19,948)	(18,358)	(1,590)	(8.7)%
Real estate tax expenses	(18,641)	(16,727)	(1,914)	(11.4)%
General and administrative expenses	(16,014)	(4,871)	(11,143)	(228.8)%
Acquisition expenses	(1,522)	(3,222)	1,700	52.8%
Depreciation and amortization	(51,683)	(50,001)	(1,682)	(3.4)%
Interest expense, net	(15,333)	(14,337)	(996)	(6.9)%
Other expense, net	(158)	(125)	(33)	(26.4)%
Net income	2,836	10,500	(7,664)	(73.0)%
Net income attributable to noncontrolling interests	(57)	(159)	102	64.2%
Net income attributable to stockholders	$2,779	$10,341	$(7,562)	(73.1)%

Net income per share—basic	$0.02	$0.06	$(0.04)	(66.7)%
Net income per share—diluted	0.01	0.06	(0.05)	(83.3)%
Below are explanations of the fluctuations in the results of operations for the six months ended June 30, 2016 and 2015:
Total revenues—Of the $8.0 million increase in total revenues, $3.2 million was related to the acquisition of eleven properties since the beginning of 2015. Of the remaining $4.8 million increase, $5.1 million was related to same-center properties, which was offset by a $0.3 million decrease in total revenue from the properties classified as redevelopment. The increase in same-center revenue was due to a $1.9 million increase in rental income and a $3.4 million increase in tenant recovery income, offset by a $0.2 million decrease in other property income. The increase in same-center rental income was driven by a $0.46 increase in minimum rent per square foot and a 0.9% increase in occupancy since June 30, 2015. The increase in same-center tenant recovery income stemmed from an increase in recoverable expenses, as well as increases in occupancy and recovery percentages.
Property operating expenses—Of the $1.6 million increase in property operating expenses, $0.8 million was related to non-same center properties. The remaining $0.8 million was primarily a result of a $0.5 million increase in recoverable utilities and center maintenance expenses, a portion of which was a result of timing of center repairs, and a $0.3 million increase in management fees due to increasing cash receipts.
Real estate tax expenses—Of the $1.9 million increase in real estate tax expenses, $0.5 million was related to the acquisition of eleven properties since the beginning of 2015. The remaining $1.4 million was primarily the result of changes in assessed property values and increased property tax rates at certain properties following acquisition, in addition to general tax increases on properties owned for multiple years.
General and administrative expenses—General and administrative expenses increased $11.1 million, which was primarily related to a $9.3 million increase due to the change in advisory payment structure of the asset management fees as a result of the change to our advisory fee structure in October 2015 as discussed above. The remaining $1.8 million increase was primarily due to a $0.6 million increase in distributions paid on unvested Class B units as a result of an increase in outstanding Class B units, and a $1.0 million increase in professional fees expenses over the comparable period in 2015. The professional fee expense increase was due in part to the timing of our annual share price valuation and higher costs for investor relations custodial fees.
Acquisition expenses—Acquisition expenses decreased $1.7 million as two properties were acquired during the six months ended June 30, 2016, compared to nine property acquisitions during the six months ended June 30, 2015.
Interest expense, net—Interest expense increased $1.0 million primarily due to due to an increase in debt principal outstanding, offset by a decrease in average interest rates.

Leasing Activity
Below is a summary of leasing activity for the three months ended June 30, 2016 and 2015:

	Total Deals		Inline Deals(1)
	2016	2015	2016	2015
New leases:
Number of leases	40	56	40	54
Square footage (in thousands)	87	125	87	93
First-year base rental revenue (in thousands)	$1,490	$1,946	$1,490	$1,700
Average rent per square foot (“PSF”)	$17.05	$15.53	$17.05	$18.35
Average cost PSF of executing new leases(2)	$34.49	$30.66	$34.49	$34.94
Weighted average lease term (in years)	7.2	7.2	7.2	7.0
Renewals and Options:
Number of leases	82	75	78	70
Square footage (in thousands)	247	393	150	153
First-year base rental revenue (in thousands)	$4,157	$5,181	$3,384	$3,224
Average rent PSF	$16.80	$13.17	$22.60	$21.13
Average rent PSF prior to renewals	$14.95	$11.89	$19.75	$18.17
Percentage increase in average rent PSF	12.4%	10.8%	14.4%	16.3%
Average cost PSF of executing renewals and options(2)	$3.64	$2.92	$5.16	$4.77
Weighted average lease term (in years)	5.5	6.3	5.6	5.4
Portfolio retention rate(3)	92.3%	77.3%	85.6%	90.3%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The portfolio retention rate is calculated by dividing a) total square feet of retained tenants with current period lease expirations by b) the square feet of leases expiring during the period.
Below is a summary of leasing activity for the six months ended June 30, 2016 and 2015:

	Total Deals		Inline Deals(1)
	2016	2015	2016	2015
New leases:
Number of leases	89	107	86	103
Square footage (in thousands)	300	267	202	192
First-year base rental revenue (in thousands)	$4,221	$3,913	$3,379	$3,352
Average rent PSF	$14.08	$14.67	$16.74	$17.49
Average cost PSF of executing new leases(2)	$32.46	$31.29	$36.51	$34.77
Weighted average lease term (in years)	7.7	7.2	7.3	7.1
Renewals and Options:
Number of leases	145	145	136	136
Square footage (in thousands)	757	822	267	298
First-year base rental revenue (in thousands)	$8,418	$9,963	$5,690	$6,179
Average rent PSF	$11.11	$12.12	$21.29	$20.77
Average rent PSF prior to renewals	$10.00	$11.04	$18.56	$18.17
Percentage increase in average rent PSF	11.1%	9.8%	14.7%	14.3%
Average cost PSF of executing renewals and options(2)	$2.81	$4.64	$4.87	$4.51
Weighted average lease term (in years)	5.6	6.1	5.5	5.2
Portfolio retention rate(3)	90.1%	89.9%	82.3%	83.5%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of GLA.

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The portfolio retention rate is calculated by dividing a) total square feet of retained tenants with current period lease expirations by b) the square feet of leases expiring during the period.

The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, such tenants will also pay a higher rent per square foot for a longer term. As we continue to attract more of these national and regional tenants, our costs to lease have increased.

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
We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2014, and those considered redevelopment properties, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.
Same-Center NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition expenses, depreciation and amortization, interest expense, other income, or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties that could materially impact our results from operations.
The table below is a comparison of the Same-Center NOI for the six months ended June 30, 2016, to the six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues:
Rental income(1)	$41,794	$40,516	$1,278		$83,865	$81,138	$2,727
Tenant recovery income	14,194	12,184	2,010		28,750	25,357	3,393
Other property income	229	317	(88)		375	615	(240)
Total revenues	56,217	53,017	3,200	6.0%	112,990	107,110	5,880	5.5%
Operating expenses:
Property operating expenses	8,750	7,801	949		18,027	17,255	772
Real estate taxes	8,288	7,775	513		16,726	15,315	1,411
Total operating expenses	17,038	15,576	1,462	9.4%	34,753	32,570	2,183	6.7%
Total Same-Center NOI	$39,179	$37,441	$1,738	4.6%	$78,237	$74,540	$3,697	5.0%

(1)	Excludes straight-line rental income and the net amortization of above- and below-market leases.
Same-Center NOI increased $3.7 million, or 5.0%, for the six months ended June 30, 2016, as compared to the same period in 2015. This positive growth was primarily due to a $0.46 increase in minimum rent per square foot, an improvement in occupancy of 0.9%, and an increase in tenant recovery income. The $3.4 million increase in tenant recovery income is a result of a combination of an improvement in our tenant recovery percentage and higher recoverable expenses, including the $1.4 million increase in real estate taxes, which is the result of increased assessed property values and property tax rates at certain properties.

Below is a reconciliation of net income to Same-Center NOI for the six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$583	$5,461	$2,836	$10,500
Adjusted to exclude:
Interest expense, net	7,574	7,543	15,333	14,337
Other expense, net	42	5	158	125
General and administrative expenses	8,461	2,509	16,014	4,871
Acquisition expenses	1,502	1,487	1,522	3,222
Depreciation and amortization	25,977	25,271	51,683	50,001
Net amortization of above- and below-market leases	(310)	(176)	(582)	(354)
Straight-line rental income	(814)	(1,361)	(1,725)	(2,605)
NOI	43,015	40,739	85,239	80,097
Less: NOI from centers excluded from Same-Center	(3,836)	(3,298)	(7,002)	(5,557)
Total Same-Center NOI	$39,179	$37,441	$78,237	$74,540

Funds from Operations and Modified Funds from Operations
Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income, computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) excluding gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because, when compared year to year, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.
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
Many of the adjustments in arriving at MFFO may not be applicable to us. Nevertheless, as explained below, management’s evaluation of our operating performance may also exclude items considered in the calculation of MFFO based on the following economic considerations:

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

•
Adjustment for gains or losses related to early extinguishment of derivatives and debt instruments—These adjustments are not related to continuing operations. By excluding gains or losses related to early extinguishment of derivatives and debt instruments and write-offs of unamortized deferred financing fees, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

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

FFO AND MFFO
FOR THE PERIODS ENDED JUNE 30, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Calculation of FFO
Net income attributable to stockholders	$560	$5,370	$2,779	$10,341
Adjustments:
Depreciation and amortization of real estate assets	25,977	25,271	51,683	50,001
Noncontrolling interest	(387)	(376)	(774)	(710)
FFO attributable to common stockholders	$26,150	$30,265	$53,688	$59,632
Calculation of MFFO
FFO	$26,150	$30,265	$53,688	$59,632
Adjustments:
Acquisition expenses	1,502	1,487	1,522	3,222
Net amortization of above- and below-market leases	(310)	(176)	(582)	(354)
Write-off of unamortized deferred financing expense	56	93	105	140
Straight-line rental income	(826)	(1,361)	(1,725)	(2,605)
Amortization of market debt adjustment	(673)	(715)	(1,346)	(1,322)
Change in fair value of derivative	(21)	(70)	32	(23)
Noncontrolling interest	17	58	43	61
MFFO attributable to common stockholders	$25,895	$29,581	$51,737	$58,751

Earnings per common share:
Weighted-average common shares outstanding - basic	183,514	184,342	182,880	183,669
Weighted-average common shares outstanding - diluted	186,299	187,127	185,665	186,316
Net income per share - basic	$0.00	$0.03	$0.02	$0.06
Net income per share - diluted	$0.00	$0.03	$0.01	$0.06
FFO per share - basic and diluted	$0.14	$0.16	$0.29	$0.32
MFFO per share - basic and diluted	$0.14	$0.16	$0.28	$0.32

Liquidity and Capital Resources
General
Our principal demands for funds are operating expenses, capital expenditures, distributions to stockholders, repurchases of common stock, and the principal and interest on indebtedness. We intend to use our cash on hand, operating cash flows, proceeds from our dividend reinvestment program (the “DRIP”), and proceeds from debt financings, including borrowings under our unsecured credit facility, as our primary sources of immediate and long-term liquidity. We expect that substantially all of the net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings.
As of June 30, 2016, we had cash and cash equivalents of $6.5 million. During the six months ended June 30, 2016, we had a net cash decrease of $34.2 million, primarily as a result of real estate acquisitions.
Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, and interest payments.
Our cash flows from operating activities were $57.0 million for the six months ended June 30, 2016 compared to $63.4 million from the same period in 2015. The decrease was primarily due to the portion of asset management fees paid in cash during 2016, in the amount of $9.3 million, as a result of the change in advisory fee structure.

Investing Activities
Net cash flow used in investing activities is impacted by the nature, timing, and extent of improvements, and acquisitions of real estate and real estate related assets.
During the six months ended June 30, 2016, we acquired two shopping centers and one strip center adjacent to a previously acquired grocery-anchored shopping center for a total cash outlay of $94.4 million. During the same period in 2015, we acquired nine shopping centers for a total cash outlay of $88.5 million, resulting in an increase in our cash paid for investing activities. We continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist.
Financing Activities
Our net cash flow used in, or provided by, financing activities is impacted by payments of distributions, borrowings during the period, and principal and other payments associated with our outstanding debt. As our debt obligations mature, we intend to refinance if possible, or pay off the balances at maturity using proceeds from corporate-level debt.
As of June 30, 2016, our debt to total enterprise value was 31.9%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as total common shares and OP units outstanding multiplied by the estimated value per share of $10.20, plus net debt).
We have access to a revolving credit facility with a capacity of $500 million and a current interest rate of LIBOR plus 1.3%. As of June 30, 2016, $252.5 million was available for borrowing under the revolving credit facility. The revolving credit facility matures in December 2017 with additional options to extend the maturity to December 2018.
We offer a share repurchase program that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of the same period. During the six months ended June 30, 2016, we paid cash for repurchases of common stock in the amount of $3.7 million, all of which was repurchased in connection with our tender offer, a stockholder’s death, “qualifying disability,” or determination of incompetence. We have limited repurchase activity because repurchase requests have surpassed the funding limits under the share repurchase program. No funds will be available for repurchases during the third quarter of 2016, and we believe the funds available for repurchases during the fourth quarter of 2016 will be insufficient to meet all requests.
Activity related to distributions to our common stockholders for the six months ended June 30, 2016 and 2015, is as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Gross distributions paid	$61,163	$61,220
Distributions reinvested through DRIP	30,190	31,958
Net cash distributions	30,973	29,262
Net income attributable to stockholders	2,779	10,341
Net cash provided by operating activities	56,955	63,401
FFO(1)	53,688	59,632
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

Contractual Commitments and Contingencies
The following table summarizes our contractual obligations (in thousands) as of June 30, 2016:

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations - principal payments	$896,777	$47,563	$294,740	$44,790	$104,145	$179,113	$226,426
Long-term debt obligations - interest payments(1)	87,464	13,873	23,028	16,615	13,804	9,149	10,995
Operating lease obligations	595	32	49	30	30	30	424
Total	$984,836	$61,468	$317,817	$61,435	$117,979	$188,292	$237,845

(1)	Future variable-rate interest payments are based on interest rates as of June 30, 2016.
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
As of June 30, 2016, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short and long term.

Critical Accounting Policies
There have been no changes to our critical accounting policies during the six months ended June 30, 2016. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3, 2016.

Newly Adopted and Recently Issued Accounting Pronouncements—Refer to Note 2 of our consolidated financial statements in this report for discussion of the impact of newly adopted and recently issued accounting pronouncements.

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
As of June 30, 2016, we were party to three interest rate swap agreements that fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing unsecured credit facility, and we were party to an interest rate swap agreement that, in effect, fixed the variable interest rate on $11.2 million of one of our secured variable-rate mortgage notes at 5.22%.
As of June 30, 2016, we had not fixed the interest rate for $260.5 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at June 30, 2016, would result in approximately $2.6 million of additional interest expense. We had no other outstanding interest rate contracts as of June 30, 2016.
These amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2016, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2016.
Internal Control Changes
During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2016.
If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’ overall returns may be reduced.
If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’ overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and pay other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate. For the six months ended June 30, 2016, we paid gross distributions to our common stockholders of $61.2 million, including distributions reinvested through the DRIP of $30.2 million. For the six months ended June 30, 2016, our net cash provided by operating activities was $57.0 million, which represents a shortfall of $4.2 million, or 6.9%, of our distributions paid, while our FFO was $53.7 million, which represents a shortfall of $7.5 million, or 12.2%, of the distributions paid. For the six months ended June 30, 2015, we paid distributions of $61.2 million, including distributions reinvested through the DRIP of $32.0 million. For the six months ended June 30, 2015, our net cash provided by operating activities was $63.4 million, which represents an excess of $2.2 million, or 3.6%, of our distributions paid, while our FFO was $59.6 million, which represents a shortfall of $1.6 million, or 2.6% of our distributions paid. Any shortfalls were funded by proceeds from borrowings.
Because the offering price in the DRIP exceeds our net tangible book value per share, investors in the DRIP will experience immediate dilution in the net tangible book value of their shares.
Initially, we offered shares in the DRIP at $9.50 per share. Effective as of August 24, 2015, we offer shares in the DRIP at $10.20 per share, which is the estimated value per share of our common stock. Our estimated value per share was calculated as of a specific date and is expected to fluctuate over time in response to future events such as developments related to individual assets and changes in the real estate and financial markets. However, we anticipate only determining an estimated value per share annually. As such, the actual value of an investment through the DRIP may be less than the DRIP offering price. Our net tangible book value is a rough approximation of value calculated simply as gross book value of real estate assets plus cash and cash equivalents minus total liabilities, divided by the total number of shares of common stock outstanding. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (1) operating losses, excluding accumulated depreciation and amortization of real estate investments, (2) cumulative distributions in excess of our earnings, (3) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (4) the fees and expenses paid to PE-NTR and ARC in connection with the selection, acquisition, and management of our investments, and (5) general and administrative expenses. As of June 30, 2016, our net tangible book value per share was $7.88.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2016.

b)	Not applicable.

c)	During the quarter ended June 30, 2016, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(3)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2016	40	$10.20	40	(2)
May 2016	—	—	—	(2)
June 2016	144	8.18	144	(2)

(1)
Share repurchases made during the three months ended June 30, 2016, were made in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence," or pursuant to our self-tender offer, which are not subject to the funding limitations of the share repurchase program. On April 25, 2016, in order to deter an unsolicited tender offer by a third party and to deter other potential future bidders that may try to exploit the illiquidity of shares of our common stock and acquire them from stockholders at prices substantially below their value, we launched a self-tender offer to purchase up to 9.3 million shares of our common stock. The tender offer expired on June 7, 2016, and in connection therewith, we repurchased 69,271 shares of common stock at a price of $6.00 per share, for an aggregate purchase price of approximately $0.4 million.

(2)
We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described below. During the three months ended June 30, 2016, we repurchased $1.2 million of common stock. See below regarding funding limitations during the third quarter of 2016 and beyond.

(3)
The repurchase price per share for all stockholders under our share repurchase plan is equal to the estimated value per share of $10.20. The purchase price per share for all stockholders under the tender offer was $6.00.

As of June 30, 2016, we recorded a liability of approximately $0.1 million representing our obligation to repurchase 13,853 shares of common stock for which we had received and accepted a repurchase request, but not yet fulfilled that request. These requests were made in connection with a stockholder’s death, “qualifying disability,” or determination of incompetence,” which are not subject to our funding limitations.
There are several limitations on our ability to repurchase shares under the program:

•
Unless the shares are being repurchased in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence,” we may not repurchase shares unless the stockholder has held the shares for one year.

•	During any calendar year, we may repurchase no more than 5.0% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

•
The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less any cash already used for repurchases since the beginning of the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of the board of directors. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

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

•	The board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
Beginning in October 2015, repurchase requests surpassed the funding limits under the share repurchase program, and there were no funds available for repurchases during the second quarter of 2016. As of June 30, 2016, there were outstanding requests to repurchase 7.0 million shares that had not been repurchased due to the program’s funding limits. No funds will be available for repurchases during the third quarter of 2016, and we believe the funds available for repurchases during the fourth quarter of 2016 will be insufficient to meet all requests. If we are unable to fulfill all repurchase requests in any month, we will attempt to honor requests on a pro rata basis. We will continue to fulfill repurchases sought upon a stockholder’s death, determination of incompetence or qualifying disability in accordance with the terms of the share repurchase program.

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.

Date: August 4, 2016	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)