Form 10-Q
period 2016-09-30
PHILLIPS EDISON GROCERY CENTER REIT I, INC.
filed 2016-11-03
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, there were 184.3 million outstanding shares of common stock of Phillips Edison Grocery Center REIT I, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate:
Land and improvements	$769,726	$719,430
Building and improvements	1,484,875	1,397,050
Acquired in-place lease assets	206,543	194,242
Acquired above-market lease assets	41,709	39,311
Total investment in real estate assets	2,502,853	2,350,033
Accumulated depreciation and amortization	(311,954)	(232,102)
Total investment in real estate assets, net	2,190,899	2,117,931
Cash and cash equivalents	21,362	40,680
Restricted cash	6,439	6,833
Other assets, net	65,874	60,804
Total assets	$2,284,574	$2,226,248

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$946,042	$845,515
Acquired below-market lease intangibles, net of accumulated amortization of $19,122 and $14,259, respectively	41,232	39,782
Accounts payable – affiliates	4,225	5,278
Accounts payable and other liabilities	58,847	43,881
Total liabilities	1,050,346	934,456
Commitments and contingencies (Note 6)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at September 30, 2016
and December 31, 2015, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 184,943 and 181,308 shares issued and
outstanding at September 30, 2016 and December 31, 2015, respectively	1,850	1,813
Additional paid-in capital	1,625,965	1,588,541
Accumulated other comprehensive (loss) income	(6,813)	22
Accumulated deficit	(410,625)	(323,761)
Total stockholders’ equity	1,210,377	1,266,615
Noncontrolling interests	23,851	25,177
Total equity	1,234,228	1,291,792
Total liabilities and equity	$2,284,574	$2,226,248

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$48,828	$45,859	$143,023	$135,898
Tenant recovery income	16,199	15,610	47,652	43,003
Other property income	243	353	730	1,062
Total revenues	65,270	61,822	191,405	179,963
Expenses:
Property operating	10,030	9,645	29,978	28,003
Real estate taxes	9,104	9,902	27,745	26,629
General and administrative	7,722	2,871	23,736	7,742
Acquisition expenses	870	836	2,392	4,058
Depreciation and amortization	26,583	25,746	78,266	75,747
Total expenses	54,309	49,000	162,117	142,179
Other:
Interest expense, net	(8,504)	(7,818)	(23,837)	(22,155)
Other income (expense), net	33	242	(125)	117
Net income	2,490	5,246	5,326	15,746
Net income attributable to noncontrolling interests	(26)	(63)	(83)	(222)
Net income attributable to stockholders	$2,464	$5,183	$5,243	$15,524
Earnings per common share:
Net income per share attributable to stockholders - basic and diluted	$0.01	$0.03	$0.03	$0.08
Weighted-average common shares outstanding:
Basic	184,639	185,271	183,471	184,209
Diluted	187,428	188,057	186,260	186,902

Comprehensive income (loss):
Net income	$2,490	$5,246	$5,326	$15,746
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	1,950	(7,644)	(9,597)	(6,253)
Reclassification of derivative loss to interest expense	888	1,188	2,762	1,981
Comprehensive income (loss)	5,328	(1,210)	(1,509)	11,474
Comprehensive income attributable to noncontrolling interests	(26)	(63)	(83)	(222)
Comprehensive income (loss) attributable to stockholders	$5,302	$(1,273)	$(1,592)	$11,252

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2015	182,131	$1,820	$1,567,653	$—	$(213,975)	$1,355,498	$22,764	$1,378,262
Share repurchases	(3,275)	(31)	(30,991)	—	—	(31,022)	—	(31,022)
Change in redeemable common stock	—	—	(436)	—	—	(436)	—	(436)
Dividend reinvestment plan (“DRIP”)	5,033	66	48,119	—	—	48,185	—	48,185
Change in unrealized loss on interest rate swaps	—	—	—	(4,272)	—	(4,272)	—	(4,272)
Common distributions declared, $0.50 per share	—	—	—	—	(92,323)	(92,323)	—	(92,323)
Issuance of partnership units	—	—	—	—	—	—	4,047	4,047
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,360)	(1,360)
Net income	—	—	—	—	15,524	15,524	222	15,746
Balance at September 30, 2015	183,889	$1,855	$1,584,345	$(4,272)	$(290,774)	$1,291,154	$25,673	$1,316,827

Balance at January 1, 2016	181,308	$1,813	$1,588,541	$22	$(323,761)	$1,266,615	$25,177	$1,291,792
Share repurchases	(752)	(7)	(7,273)	—	—	(7,280)	—	(7,280)
DRIP	4,387	44	44,687	—	—	44,731	—	44,731
Change in unrealized loss on interest rate swaps	—	—	—	(6,835)	—	(6,835)	—	(6,835)
Common distributions declared, $0.50 per share	—	—	—	—	(92,107)	(92,107)	—	(92,107)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,409)	(1,409)
Share-based compensation	—	—	10	—	—	10	—	10
Net income	—	—	—	—	5,243	5,243	83	5,326
Balance at September 30, 2016	184,943	$1,850	$1,625,965	$(6,813)	$(410,625)	$1,210,377	$23,851	$1,234,228

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(In thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,326	$15,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,293	73,502
Net amortization of above- and below-market leases	(936)	(560)
Amortization of deferred financing expense	3,757	3,815
Straight-line rental income	(2,793)	(3,716)
Other	189	40
Changes in operating assets and liabilities:
Other assets	(4,339)	(4,851)
Accounts payable – affiliates	(1,206)	1,209
Accounts payable and other liabilities	8,888	5,590
Net cash provided by operating activities	85,179	90,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(132,266)	(87,755)
Capital expenditures	(16,936)	(14,944)
Proceeds from sale of real estate	—	1,027
Change in restricted cash	394	(1,236)
Net cash used in investing activities	(148,808)	(102,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	(23,531)	165,300
Payments on mortgages and loans payable	(103,622)	(64,300)
Proceeds from mortgages and loans payable	230,000	—
Payments of deferred financing expenses	(2,461)	(6,654)
Distributions paid, net of DRIP	(47,535)	(44,291)
Distributions to noncontrolling interests	(1,260)	(1,211)
Repurchases of common stock	(7,280)	(32,535)
Other	—	(75)
Net cash provided by financing activities	44,311	16,234
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,318)	4,101
CASH AND CASH EQUIVALENTS:
Beginning of period	40,680	15,649
End of period	$21,362	$19,750

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$22,234	$20,116
Fair value of assumed debt	—	31,743
Accrued capital expenditures	1,834	2,361
Change in distributions payable	(159)	(153)
Change in distributions payable - noncontrolling interests	149	149
Change in accrued share repurchase obligation	—	(1,513)
Distributions reinvested	44,731	48,185

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
We invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. As of September 30, 2016, we owned fee simple interests in 150 real estate properties acquired from third parties unrelated to us or PE-NTR.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the nine months ended September 30, 2016, except for the items discussed below. For a full summary of our accounting policies, refer to our 2015 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2016.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT I, Inc. for the year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Share-based Compensation—We account for our share-based compensation plan based on the Financial Accounting Standards Board (“FASB”) guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures. Our restricted stock grants vest based upon the completion of a service period (“service-based grants”). Service-based grants are valued according to the determined value per share for our common stock at the date of grant. Awards of service-based grants of stock are expensed as compensation on a straight-line basis over the vesting period.
Reclassifications—The following line item on our consolidated balance sheets as of December 31, 2015, was reclassified to conform to the current year presentation:

•	Acquired Intangible Lease Assets was separated into Acquired Above-Market Lease Assets and Acquired In-Place Lease Assets.
The following line item on our consolidated statement of cash flows for the nine months ended September 30, 2015 was reclassified to conform to the current year presentation:

•	Change in Fair Value of Derivative was reclassified to Other.

Newly Adopted and Recently Issued Accounting Pronouncements—In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update amends existing guidance to require the presentation of certain debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). This update provides guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016, and retrospectively applied the guidance for all periods presented. Unamortized debt issuance costs of $9.0 million and $8.6 million are included in Mortgages and Loans Payable, Net as of September 30, 2016 and December 31, 2015, respectively, which were previously included in Deferred Financing Expense, Net on our consolidated balance sheets. The remaining amounts included in Other Assets, Net on our consolidated balance sheets were related to our revolving credit facility. The adoption did not have an impact on our results of operations (see Note 5).
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation (“ASU 2015-02”). ASU 2015-02 includes all reporting entities within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. ASU 2015-02 was effective beginning in the first quarter of the year ending December 31, 2016. We have evaluated the impact of the adoption of ASU 2015-02 on our consolidated financial statements and have determined under ASU 2015-02 that the Operating Partnership is considered a variable interest entity (“VIE”). We are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on our consolidated financial statements.
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
The following is a summary of discount rates and borrowings as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Discount rates:
Unsecured variable-rate debt	1.88% - 2.23%	1.66%
Secured fixed-rate debt	3.05%	2.75%
Secured variable-rate debt	2.78%	2.36%
Borrowings:
Fair value	$970,056	$880,854
Recorded value(1)	955,029	854,079

(1)	Recorded value does not include deferred financing costs of $9.0 million and $8.6 million as of September 30, 2016 and December 31, 2015, respectively.

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
As of September 30, 2016 and December 31, 2015, we were party to an interest rate swap agreement with a notional amount of $11.1 million and $11.3 million, respectively. The interest rate swap was assumed as part of an acquisition and is measured at fair value on a recurring basis. The interest rate swap agreement, in effect, fixes the variable interest rate of one of our secured variable-rate mortgage notes at an annual interest rate of 5.22% through June 2018.
The fair values of the interest rate swap agreements as of September 30, 2016 and December 31, 2015, were based on the estimated amount we would receive or pay to terminate the contract at the reporting date and were determined using interest rate pricing models and interest rate-related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We record derivative liabilities in Accounts Payable and Other Liabilities and derivative assets in Other Assets, Net on our consolidated balance sheets. The fair value measurements of our financial liability and asset as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

	September 30, 2016	December 31, 2015
Derivative liability (asset) designated as hedging instruments:
Interest rate swaps - unsecured term loan facility	$6,813	$(22)
Derivative liability not designated as hedging instrument:
Interest rate swap - mortgage note	376	442

4. REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2016, we acquired three grocery-anchored shopping centers and additional real estate adjacent to previously acquired shopping centers for an aggregate purchase price of approximately $130.9 million. During the nine months ended September 30, 2015, we acquired nine grocery-anchored shopping centers and additional real estate adjacent to a previously acquired shopping center for an aggregate purchase price of approximately $119.6 million, including $30.5 million of assumed debt with a fair value of $31.7 million. The following tables present certain additional information regarding our acquisitions of properties during the nine months ended September 30, 2016 and 2015.
For the nine months ended September 30, 2016 and 2015, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2016	2015
Land and improvements	$47,834	$37,369
Building and improvements	74,709	73,778
Acquired in-place leases	12,300	11,121
Acquired above-market leases	2,398	1,241
Acquired below-market leases	(6,313)	(3,901)
Total assets and lease liabilities acquired	130,928	119,608
Less: Fair value of assumed debt at acquisition (1)	—	31,743
Net assets acquired	$130,928	$87,865

(1)
Debt assumed for the nine months ended September 30, 2015 relates to five grocery-anchored shopping centers and the additional real estate adjacent to a previously acquired grocery-anchored shopping center.

The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the nine months ended September 30, 2016 and 2015, are as follows (in years):

	2016	2015
Acquired in-place leases	12	14
Acquired above-market leases	6	9
Acquired below-market leases	22	19
The amounts recognized for revenues, acquisition expenses, and net loss from each respective acquisition date to September 30, 2016 and 2015, related to the operating activities of our acquisitions are as follows (in thousands):

	2016	2015
Revenues	$2,733	$5,680
Acquisition expenses	1,942	2,078
Net loss	1,339	1,406
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Pro forma revenues	$66,074	$61,720	$198,011	$191,798
Pro forma net income attributable to stockholders	3,227	5,884	8,768	21,401

5. MORTGAGES AND LOANS PAYABLE
Our credit agreement provides access to an unsecured revolving credit facility and an unsecured term loan facility. The revolving credit facility has a capacity of $500 million with a current interest rate of LIBOR plus 1.3%. The revolving credit facility matures in December 2017 with additional options to extend the maturity to December 2018. The unsecured term loans include three tranches with an interest rate of LIBOR plus 1.25%. The first tranche has a principal amount of $100 million and matures in February 2019, with two 12-month options to extend the maturity to February 2021. The second tranche has a principal amount of $175 million and matures in February 2020, with an option to extend the maturity to February 2021. The third tranche has a principal amount of $125 million and matures in February 2021. A maturity date extension for the first or second tranche requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.
In September 2016, we entered into a new credit agreement, which provides for a new unsecured term loan facility with an interest rate of LIBOR plus 1.70%. This term loan has a principal amount of $230 million and matures in September 2023. On October 20, 2016, we amended this term loan facility to increase the aggregate lender commitments from $230 million to $255 million. On October 20, 2016, we entered into a forward starting interest rate swap agreement to fix LIBOR under this term loan beginning July 1, 2017. The swap has a notional amount of $255 million and fixes the LIBOR at 1.329% with a maturity date of September 16, 2023.
As of September 30, 2016 and December 31, 2015, the weighted-average interest rate for all of our mortgages and loans payable was 3.0% and 3.5%, respectively.

The following is a summary of our debt obligations as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Unsecured term loans - fixed-rate(1)	$387,000	$387,000
Unsecured term loans - variable-rate	243,000	13,000
Unsecured revolving credit facility - variable-rate(2)	117,469	141,000
Fixed-rate mortgages payable(3)(4)	202,813	306,435
Assumed below-market debt adjustment, net(5)	4,747	6,644
Deferred financing costs, net(6)	(8,987)	(8,564)
Total	$946,042	$845,515

(1)
As of September 30, 2016 and December 31, 2015, the interest rate on $387 million outstanding under our term loans was, effectively, fixed at various interest rates by three interest rate swap agreements with maturities ranging from February 2019 to February 2021 (see Notes 3 and 7).

(2)
The gross borrowings under our revolving credit facility were $480.8 million during the nine months ended September 30, 2016. The gross payments under our credit facility were $504.3 million during the nine months ended September 30, 2016.

(3)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies nor do they constitute obligations of such consolidated limited liability companies as of September 30, 2016 and December 31, 2015.

(4)
As of September 30, 2016 and December 31, 2015, the interest rate on one of our variable-rate mortgage notes payable was, in effect, fixed at 5.22% by an interest rate swap agreement (see Notes 3 and 7).

(5)	Net of accumulated amortization of $5.6 million and $6.5 million as of September 30, 2016 and December 31, 2015, respectively.

(6)
Net of accumulated amortization of $3.3 million and $2.8 million as of September 30, 2016 and December 31, 2015, respectively. Deferred financing costs related to the revolving credit facility were $2.8 million and $4.7 million, as of September 30, 2016 and December 31, 2015, respectively, which is net of accumulated amortization of $6.2 million and $4.8 million, respectively, and are included in Other Assets, Net.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive (Loss) Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2016, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
As of September 30, 2016, we had three interest rate swaps with a notional amount of $387.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next 12 months, we estimate that an additional $2.8 million will be reclassified from Other Comprehensive Loss as an increase to Interest Expense, Net.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments, as well as any payments, are recorded directly in Other Expense, Net and resulted in a gain of $34,000 and a loss of $112,000 for the three months ended September 30, 2016 and 2015, respectively. Changes in the fair value of these derivative instruments, as well as any payments, resulted in losses of $127,000 and $239,000 for the nine months ended September 30, 2016 and 2015, respectively.
Tabular Disclosure of the Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations and Comprehensive Income (Loss)
The table below presents the changes in AOCI and the effect of our derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016 and 2015 (in thousands):

Balance in AOCI as of January 1, 2015		$—
Amount of loss recognized in other comprehensive income on derivative	$(6,253)
Amount of loss reclassified from AOCI into interest expense	1,981
Current-period other comprehensive loss		(4,272)
Balance in AOCI as of September 30, 2015		$(4,272)

Balance in AOCI as of January 1, 2016		$22
Amount of loss recognized in other comprehensive income on derivative	$(9,597)
Amount of loss reclassified from AOCI into interest expense	2,762
Current-period other comprehensive loss		(6,835)
Balance in AOCI as of September 30, 2016		$(6,813)
Credit-risk-related Contingent Features
We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of September 30, 2016 and December 31, 2015, the fair value of our derivatives excluded any adjustment for nonperformance risk related to this agreement. As of September 30, 2016 and December 31, 2015, we had not posted any collateral related to this agreement.

8. EQUITY
On April 14, 2016, our board of directors reaffirmed its estimated value per share of our common stock of $10.20 based substantially on the estimated market value of our portfolio of real estate properties as of March 31, 2016. We engaged a third party valuation firm to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2016, which reflected certain balance sheet assets and liabilities as of that date.
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
Dividend Reinvestment Plan—We have adopted a dividend reinvestment plan (the “DRIP”) that allows stockholders to invest distributions in additional shares of our common stock. For the three and nine months ended September 30, 2016, shares were issued under the DRIP at a price of $10.20 per share.
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
During the first three quarters of 2016, repurchase requests continued to surpass the funding limits under the share repurchase program. Due to the program’s funding limits, the funds available for repurchases during the fourth quarter of 2016 will be insufficient to meet all requests. Because we are unable to fulfill all repurchase requests in any month, we will honor requests on a pro rata basis to the extent possible. We continue to fulfill repurchases sought upon a stockholder’s death, determination of incompetence or qualifying disability in accordance with the terms of the share repurchase program.
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
Class B and Operating Partnership Units—The Operating Partnership issues limited partnership units that are designated as Class B units and Operating Partnership units (“OP units”) for asset management services provided by PE-NTR. The vesting of the Class B units is contingent upon a market condition and service condition. OP units may be exchanged at the election of the holder for cash or, at the option of the Operating Partnership, for shares of our common stock, under the terms of exchange rights agreements to be prepared at a future date, provided, however, that the OP units have been outstanding for at least one year. PE-NTR has agreed under the PE-NTR Agreement not to exchange any OP units it may hold until the listing of our common stock or the liquidation of our portfolio occurs. As the form of the redemptions for the OP units is within our control, the OP units issued as of September 30, 2016 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. Additionally, the cumulative distributions that have been paid on these OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
Below is a summary of our outstanding OP units and unvested Class B units as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
OP units	2,785	2,785
Class B units	2,473	2,083

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
Class B units and OP units held by limited partners other than us are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents and they have the potential to be exchanged for shares of our common stock in accordance with the terms of the Operating Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). The impact of these Class B units and OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the Class B units and OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of September 30, 2016 and 2015.

Since the OP units are fully vested, they were included in the diluted net income per share computations for the three and nine months ended September 30, 2016 and 2015. The vesting of the Class B units is contingent upon a market condition and service condition. Since the satisfaction of both conditions was not probable as of September 30, 2016 and 2015, the Class B units remained unvested and thus were not included in the diluted net income per share computations. There were 2.5 million and 1.4 million unvested Class B units outstanding as of September 30, 2016 and 2015, respectively, which had no effect on EPS.
In the third quarter of 2016, we awarded shares of restricted stock to our independent directors under our Amended and Restated 2010 Independent Director Stock Plan. Approximately 9,800 shares of restricted stock were granted and are potentially dilutive for the three and nine months ended September 30, 2016.
The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income attributable to stockholders	$2,464	$5,183	$5,243	$15,524
Denominator:
Denominator for basic earnings per share - weighted-average shares	184,639	185,271	183,471	184,209
Effect of dilutive OP units/Class B units	2,785	2,786	2,785	2,693
Effect of restricted stock awards	4	—	4	—
Denominator for diluted earnings per share - adjusted weighted-average shares	187,428	188,057	186,260	186,902
Earnings per common share:
Net income attributable to stockholders - basic and diluted	$0.01	$0.03	$0.03	$0.08

10. RELATED PARTY TRANSACTIONS
Economic Dependency—We are dependent on PE-NTR, Phillips Edison & Company Ltd. (the “Property Manager”), and their respective affiliates for certain services that are essential to us, including asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. In the event that PE-NTR, the Property Manager, and/or their respective affiliates are unable to provide such services, we would be required to find alternative service providers, which could result in higher costs and expenses.
As of September 30, 2016 and December 31, 2015, PE-NTR owned 176,509 shares of our common stock, or approximately 0.1% of our outstanding common stock issued during our initial public offering period, which closed in February 2014. PE-NTR may not sell any of these shares while serving as our advisor.
Advisory Agreement—Pursuant to the PE-NTR Agreement effective as of December 3, 2014, PE-NTR is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Expenses are reimbursed to PE-NTR based on amounts incurred on our behalf.
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
PE-NTR and ARC are entitled to receive distributions on the Class B units (and OP units converted from previously issued and vested Class B units) at the same rate as distributions are paid to common stockholders. Such distributions are in addition to the incentive compensation that PE-NTR, ARC, and their affiliates may receive from us.
We continue to issue Class B units to PE-NTR and ARC in connection with the asset management services provided by PE-NTR under our current advisory agreement. These Class B units will not vest until the economic hurdle is met in conjunction with (i) a termination of the PE-NTR Agreement by our independent directors without cause, (ii) a listing event, or (iii) a liquidity event; provided that PE-NTR serves as our advisor at the time of any of the foregoing events. During the nine months ended September 30, 2016 and 2015, the Operating Partnership issued 0.4 million and 1.4 million Class B units, respectively, to PE-NTR and ARC under the PE-NTR Agreement for asset management services performed by PE-NTR.
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
General and Administrative Expenses—As of September 30, 2016 and December 31, 2015, we owed PE-NTR $83,000 and $124,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC, except for unpaid general and administrative expenses, which we disclose above, for the three and nine months ended September 30, 2016 and 2015, and any related amounts unpaid as of September 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Acquisition fees(1)	$367	$102	$1,307	$1,185	$—	$—
Acquisition expenses(1)	73	18	228	180	—	—
Asset management fees(2)	4,852	—	14,182	—	1,635	1,538
OP units distribution (3)	470	452	1,398	1,350	153	159
Class B units distribution(4)	408	200	1,144	311	136	119
Financing fees(5)	—	3,048	—	3,228	—	—
Disposition fees(6)	—	21	—	21	—	—
Total	$6,170	$3,841	$18,259	$6,275	$1,924	$1,816

(1)	The acquisition fees and expenses are presented as Acquisition Expenses on the consolidated statements of operations.

(2)	Asset management fees are presented in General and Administrative on the consolidated statements of operations.

(3)	The distributions paid to holders of OP units are presented as Distributions to Noncontrolling Interests on the consolidated statements of equity.

(4)	The distributions paid to holders of unvested Class B units are presented in General and Administrative on the consolidated statements of operations.

(5)
Financing fees are presented in Other Assets, Net or Mortgages and Loans Payable, Net, on the consolidated balance sheets and amortized over the term of the related loan. As of October 1, 2015, we are no longer required to pay financing fees.

(6)	Disposition fees are presented as Other Income (Expense), Net on the consolidated statements of operations.
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
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and nine months ended September 30, 2016 and 2015, and any related amounts unpaid as of September 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Property management fees(1)	$2,457	$2,272	$7,456	$6,864	$782	$755
Leasing commissions(2)	1,828	992	5,570	5,012	609	729
Construction management fees(2)	251	345	664	756	106	155
Other fees and reimbursements(3)	1,499	1,334	4,064	3,355	721	1,699
Total	$6,035	$4,943	$17,754	$15,987	$2,218	$3,338

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year are expensed immediately and included in Depreciation and Amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year, and construction management fees, are capitalized and amortized over the life of the related leases or assets.

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
Approximate future rentals to be received under non-cancelable operating leases in effect as of September 30, 2016, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
October 1 to December 31, 2016	$49,147
2017	187,310
2018	169,454
2019	145,491
2020	122,599
2021 and thereafter	428,057
Total	$1,102,058
No single tenant comprised 10% or more of our aggregate annualized base rent as of September 30, 2016.

12. SUBSEQUENT EVENTS
Distributions to Stockholders
Distributions equal to a daily amount of $0.00183060 per share of common stock outstanding were paid subsequent to September 30, 2016, to the stockholders of record from September 1, 2016, through October 31, 2016, as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
September 1, 2016, through September 30, 2016	10/1/2016	$10,161	$4,683	$5,478
October 1, 2016, through October 31, 2016	11/1/2016	10,518	4,822	5,696
On November 1, 2016, our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing December 1, 2016, through December 31, 2016 equal to a daily amount of $0.00183060 per share of common stock. The board of directors also authorized distributions to stockholders for January 1, 2017 through February 28, 2017 equal to a daily amount of $0.00183562 per share of common stock.
Acquisitions
Subsequent to September 30, 2016, we acquired the following properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Oak Mill Plaza	Niles, IL	Jewel-Osco	10/3/2016	$22,225	152,786	96.1%
Southern Palms	Tempe, AZ	Sprouts	10/26/2016	36,300	257,979	85.9%
Golden Eagle Village	Clermont, FL	Publix	10/27/2016	11,200	64,050	88.4%
The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisitions of the aforementioned properties have not been presented as the initial accounting for these acquisitions was incomplete at the time this Quarterly Report on Form 10-Q was filed with the SEC.
Share Repurchase Program
In October 2016, approximately $11.2 million was available for repurchases under our Share Repurchase Program. Investors who had submitted share repurchase requests by October 24, 2016 and that were in good order had their shares repurchased on a prorata basis. The 7.4 million shares of unfulfilled repurchase requests, as well as requests that were not in good order, will be treated as requests for repurchase during future months until satisfied or withdrawn.

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Part II of this Form 10-Q and Item 1A in Part I of our 2015 Annual Report on Form 10-K, filed with the SEC on March 3, 2016, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

Overview
Organization
Phillips Edison Grocery Center REIT I, Inc. is a public non-traded real estate investment trust (REIT) that invests in retail real estate properties. Our primary focus is on necessity-anchored neighborhood and community shopping centers that meet the day-to-day needs of residents in the surrounding trade areas.
Portfolio
Below are statistical highlights of our portfolio’s activities from inception through September 30, 2016:

	Cumulative	Property Acquisitions During the
	Portfolio as of	Nine Months Ended
	September 30, 2016	September 30, 2016
Number of properties	150	3
Number of states	28	3
Total square feet (in thousands)	16,172	603
Leased % of rentable square feet	95.9%	98.1%
Average remaining lease term in years(1)	5.6	5.5

(1)	As of September 30, 2016. The average remaining lease term in years excludes future options to extend the term of the lease.

Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after September 30, 2016, over each of the ten years ending December 31, 2016, and thereafter for our 150 shopping centers. The table shows the approximate rentable square feet and annualized base rent (“ABR”) represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Expiring Leases	Leased Square Feet Expiring	% of Leased Square Feet Expiring	ABR(1)	% of ABR
October 1 to December 31, 2016(2)	106	192	1.2%	$3,305	1.7%
2017	314	986	6.4%	14,924	7.7%
2018	350	1,685	10.9%	21,914	11.3%
2019	380	1,955	12.6%	26,374	13.5%
2020	294	1,774	11.4%	22,372	11.6%
2021	285	1,999	12.9%	22,109	11.4%
2022	97	1,259	8.1%	11,729	6.1%
2023	94	1,474	9.5%	18,166	9.4%
2024	124	1,182	7.6%	11,842	6.1%
2025	101	717	4.6%	10,964	5.7%
Thereafter	222	2,290	14.8%	29,688	15.5%
	2,367	15,513	100.0%	$193,387	100.0%

(1)	We calculate ABR as monthly contractual rent as of September 30, 2016, multiplied by 12 months.

(2)	Subsequent to September 30, 2016, we renewed 29 of the 106 leases expiring in 2016, which accounts for total ABR of $1.4 million.
Portfolio Tenancy
The following table presents the composition of our portfolio by tenant type as of September 30, 2016 (dollars and square feet in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery anchor	8,308	53.6%	$79,327	41.0%
National and regional(1)	5,032	32.4%	74,253	38.4%
Local	2,173	14.0%	39,807	20.6%
	15,513	100.0%	$193,387	100.0%

(1)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.
The following table presents the composition of our portfolio by tenant industry as of September 30, 2016 (dollars and square feet in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery	8,308	53.6%	$79,327	41.0%
Retail	3,608	23.3%	43,460	22.5%
Services	2,305	14.8%	43,432	22.5%
Restaurant	1,292	8.3%	27,168	14.0%
	15,513	100.0%	$193,387	100.0%

The following table presents our grocery-anchor tenants by the amount of square footage leased by each tenant as of September 30, 2016 (in thousands, except number of locations):

Tenant	Number of Locations(1)	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Kroger	37	2,076	13.4%	$16,278	8.4%
Publix	31	1,458	9.4%	14,807	7.7%
Walmart	9	1,121	7.2%	5,198	2.7%
Albertsons-Safeway	13	783	5.1%	8,177	4.2%
Giant Eagle	7	560	3.6%	5,396	2.8%
Ahold Delhaize	10	553	3.6%	8,304	4.3%
SUPERVALU	4	273	1.8%	2,382	1.2%
Raley's	3	193	1.2%	3,422	1.8%
Winn-Dixie	3	147	0.9%	1,545	0.8%
Hy-Vee	2	127	0.8%	527	0.3%
Schnuck's	2	121	0.8%	1,459	0.8%
Sprouts Farmers Market	4	120	0.8%	1,482	0.8%
BJ’s Wholesale Club	1	115	0.7%	1,223	0.6%
Coborn's	2	108	0.7%	1,388	0.7%
H-E-B	1	81	0.5%	1,210	0.6%
Price Chopper	1	68	0.4%	844	0.4%
Big Y	1	65	0.4%	1,091	0.6%
Food 4 Less (PAQ)	1	59	0.4%	1,046	0.5%
Fresh Market	3	58	0.4%	841	0.4%
Trader Joe's	4	55	0.4%	921	0.5%
Rosauers Supermarkets, Inc.	1	51	0.3%	537	0.3%
Save Mart	1	50	0.3%	399	0.2%
Marc’s	1	36	0.3%	400	0.2%
Fresh Thyme Farmers Market	1	30	0.2%	450	0.2%
	143	8,308	53.6%	$79,327	41.0%

(1)
Number of locations excludes (a) auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, (b) six locations where we do not own the portion of the shopping center that contains the grocery-anchor, and (c) two locations that have non-grocery anchors, but includes one location where two grocers operate.

Results of Operations
Summary of Operating Activities for the Three Months Ended September 30, 2016 and 2015

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2016	2015	$	%
Operating Data:
Total revenues	$65,270	$61,822	$3,448	5.6%
Property operating expenses	(10,030)	(9,645)	(385)	(4.0)%
Real estate tax expenses	(9,104)	(9,902)	798	8.1%
General and administrative expenses	(7,722)	(2,871)	(4,851)	(169.0)%
Acquisition expenses	(870)	(836)	(34)	(4.1)%
Depreciation and amortization	(26,583)	(25,746)	(837)	(3.3)%
Interest expense, net	(8,504)	(7,818)	(686)	(8.8)%
Other income (expense), net	33	242	(209)	(86.4)%
Net income	2,490	5,246	(2,756)	(52.5)%
Net income attributable to noncontrolling interests	(26)	(63)	37	58.7%
Net income attributable to stockholders	$2,464	$5,183	$(2,719)	(52.5)%

Net income per share—basic and diluted	$0.01	$0.03	$(0.02)	(66.7)%
Below are explanations of the fluctuations in the results of operations for the three months ended September 30, 2016 and 2015:
Total revenues—Of the $3.4 million increase in total revenues, $2.4 million was related to the acquisition of three properties since the second quarter of 2015. The remaining variance was primarily the result of a $1.2 million increase among same-center properties, which are the 133 properties that were owned and operational for the entire portion of both comparable reporting periods, except for those properties we currently classify as redevelopment. The increase in same-center revenue was due to a $1.0 million increase in rental income and a $0.2 million increase in tenant recovery income. The increase in same-center rental income was driven by a $0.25 increase in minimum rent per square foot and a 0.4% increase in occupancy since September 30, 2015. The increase in same-center tenant recovery income stemmed from an increase in recoverable expenses, as well as increases in occupancy and recovery percentages.
Real estate tax expenses—Among same-center properties, real estate taxes decreased $1.1 million as a result of the settlement of 2015 tax assessment appeals in the current year. This was partially offset by a $0.3 million increase in tax expenses related to the acquisition of twelve properties in 2016 and 2015.
General and administrative expenses—General and administrative expenses include cash asset management fees, legal and professional fees, insurance for directors and officers, transfer agent fees, taxes and other corporate-level expenses. General and administrative expenses increased $4.9 million, which was related to an increase in cash asset management fees as a result of the change to our advisory fee structure in October 2015. Previously, the asset management fee had been deferred via the issuance of Class B units of our operating partnership, which did not result in the recognition of expense in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The asset management fee remains at 1% of the cost of our assets; however, 80% is now paid in cash and therefore recognized on a current basis as expense under GAAP, with the remaining 20% paid in Class B units.
Interest expense, net—Interest expense increased $0.7 million primarily due to an increase in debt principal outstanding, offset by a decrease in average interest rates.

Summary of Operating Activities for the Nine Months Ended September 30, 2016 and 2015

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2016	2015	$	%
Operating Data:
Total revenues	$191,405	$179,963	$11,442	6.4%
Property operating expenses	(29,978)	(28,003)	(1,975)	(7.1)%
Real estate tax expenses	(27,745)	(26,629)	(1,116)	(4.2)%
General and administrative expenses	(23,736)	(7,742)	(15,994)	(206.6)%
Acquisition expenses	(2,392)	(4,058)	1,666	41.1%
Depreciation and amortization	(78,266)	(75,747)	(2,519)	(3.3)%
Interest expense, net	(23,837)	(22,155)	(1,682)	(7.6)%
Other (expense) income, net	(125)	117	(242)	(206.8)%
Net income	5,326	15,746	(10,420)	(66.2)%
Net income attributable to noncontrolling interests	(83)	(222)	139	62.6%
Net income attributable to stockholders	$5,243	$15,524	$(10,281)	(66.2)%

Net income per share—basic and diluted	$0.03	$0.08	$(0.05)	(62.5)%
Below are explanations of the fluctuations in the results of operations for the nine months ended September 30, 2016 and 2015:
Total revenues—Of the $11.4 million increase in total revenues, $5.6 million was related to the acquisition of twelve properties since the beginning of 2015. Of the remaining $5.8 million increase, $6.2 million was related to same-center properties, which was offset by a $0.4 million decrease in total revenue from the properties classified as redevelopment. The increase in same-center revenue was due to a $2.9 million increase in rental income and a $3.6 million increase in tenant recovery income, offset by a $0.3 million decrease in other property income. The increase in same-center rental income was driven by a $0.25 increase in minimum rent per square foot and a 0.4% increase in occupancy since September 30, 2015. The increase in same-center tenant recovery income stemmed from an increase in overall recoverable expenses, as well as increases in occupancy and recovery percentages.
Property operating expenses—Of the $2.0 million increase in property operating expenses, $1.0 million was related to the acquisition of twelve properties since the beginning of 2015. The remaining variance was primarily a result of a $0.5 million increase in property maintenance expenses due to an increase in additional maintenance projects during the year, and a $0.4 million increase in management fees due to increasing cash receipts from the increase in revenues.
Real estate tax expenses—Of the $1.1 million increase in real estate tax expenses, $0.8 million was related to the acquisition of twelve properties since the beginning of 2015. The remaining $0.3 million was primarily the result of changes in assessed property values and increased property tax rates at certain properties following acquisition, in addition to general tax increases on properties owned for multiple years. The increases were partially offset by a decrease as a result of settlements of 2015 tax assessment appeals in the current year.
General and administrative expenses—General and administrative expenses increased $16.0 million, which was primarily related to a $14.2 million increase due to the change in the payment of asset management fees as a result of amending our advisory fee structure in October 2015 as discussed above. The remaining $1.8 million increase was primarily due to a $0.8 million increase in distributions paid on unvested Class B units as a result of an increase in outstanding Class B units, and a $0.8 million increase in professional fees expenses, which was due in part to higher costs for investor relations custodial fees.
Acquisition expenses—Acquisition expenses decreased $1.7 million as three properties were acquired during the nine months ended September 30, 2016, compared to nine property acquisitions during the nine months ended September 30, 2015.
Interest expense, net—Interest expense increased $1.7 million primarily due to an increase in debt outstanding, offset by a decrease in average interest rates.

Leasing Activity
Below is a summary of leasing activity for the three months ended September 30, 2016 and 2015:

	Total Deals		Inline Deals(1)
	2016	2015	2016	2015
New leases:
Number of leases	36	36	33	35
Square footage (in thousands)	121	73	67	60
First-year base rental revenue (in thousands)	$1,582	$1,026	$1,108	$935
Average rent per square foot (“PSF”)	$13.12	$14.10	$16.58	$15.65
Average cost PSF of executing new leases(2)	$25.04	$26.19	$32.54	$28.11
Weighted average lease term (in years)	8.4	6.5	7.2	5.8
Renewals and options:
Number of leases	93	60	86	59
Square footage (in thousands)	555	185	168	137
First-year base rental revenue (in thousands)	$5,806	$3,048	$3,367	$2,658
Average rent PSF	$10.46	$16.49	$20.06	$19.42
Average rent PSF prior to renewals	$9.65	$14.42	$17.81	$16.61
Percentage increase in average rent PSF	8.4%	14.4%	12.6%	16.9%
Average cost PSF of executing renewals and options(2)	$1.68	$3.05	$3.51	$3.69
Weighted average lease term (in years)	4.9	4.7	4.9	4.6
Portfolio retention rate(3)	89.2%	71.6%	81.0%	78.5%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.
Below is a summary of leasing activity for the nine months ended September 30, 2016 and 2015:

	Total Deals		Inline Deals(1)
	2016	2015	2016	2015
New leases:
Number of leases	125	143	119	138
Square footage (in thousands)	358	340	269	251
First-year base rental revenue (in thousands)	$5,408	$4,940	$4,486	$4,286
Average rent PSF	$15.10	$14.55	$16.70	$17.06
Average cost PSF of executing new leases(2)	$32.05	$25.24	$34.49	$31.39
Weighted average lease term (in years)	8.0	7.1	7.3	6.8
Renewals and options:
Number of leases	238	205	222	195
Square footage (in thousands)	1,313	1,007	435	434
First-year base rental revenue (in thousands)	$14,224	$13,010	$9,057	$8,837
Average rent PSF	$10.84	$12.92	$20.82	$20.35
Average rent PSF prior to renewals	$9.87	$11.66	$18.34	$17.68
Percentage increase in average rent PSF	9.8%	10.8%	13.5%	15.1%
Average cost PSF of executing renewals and options(2)	$2.30	$2.76	$4.30	$4.17
Weighted average lease term (in years)	5.3	5.9	5.3	5.0
Portfolio retention rate(3)	89.9%	86.2%	81.9%	82.2%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of GLA.

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

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

Non-GAAP Measures

Same-Center Net Operating Income
We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues less property operating expenses, real estate taxes, and non-cash revenue items. Same-Center NOI represents the NOI for the 133 properties that were owned and operational for the entire portion of both comparable reporting periods, except for those properties we currently classify as redevelopment. A property is removed from the same-center pool and classified as redevelopment when it is being repositioned in the market and such repositioning is expected to have a significant impact on property operating income. While there is judgment surrounding changes in designations, once a redevelopment property has stabilized, it is typically moved to the same-center pool the following year. Currently, we have identified five properties that we classify as redevelopment properties.
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
The table below is a comparison of the Same-Center NOI for the three and nine months ended September 30, 2016, to the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues:
Rental income(1)	$41,902	$40,695	$1,207		$125,776	$121,837	$3,939
Tenant recovery income	14,720	14,485	235		43,470	39,843	3,627
Other property income	194	267	(73)		569	882	(313)
Total revenues	56,816	55,447	1,369	2.5%	169,815	162,562	7,253	4.5%
Operating expenses:
Property operating expenses	8,990	8,859	131		27,017	26,114	903
Real estate taxes	7,925	9,069	(1,144)		24,651	24,385	266
Total operating expenses	16,915	17,928	(1,013)	(5.7)%	51,668	50,499	1,169	2.3%
Total Same-Center NOI	$39,901	$37,519	$2,382	6.3%	$118,147	$112,063	$6,084	5.4%

(1)	Excludes straight-line rental income and the net amortization of above- and below-market leases.
Same-Center NOI increased $6.1 million, or 5.4%, for the nine months ended September 30, 2016, as compared to the same period in 2015. This positive growth was primarily due to a $0.25 increase in minimum rent per square foot, an improvement in occupancy of 0.4%, and an increase in tenant recovery income. The $3.6 million increase in tenant recovery income is a result of a combination of an improvement in our tenant recovery percentage and higher recoverable expenses.

Below is a reconciliation of net income to Same-Center NOI for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$2,490	$5,246	$5,326	$15,746
Adjusted to exclude:
Interest expense, net	8,504	7,818	23,837	22,155
Other (income) expense, net	(33)	(242)	125	(117)
General and administrative expenses	7,722	2,871	23,736	7,742
Acquisition expenses	870	836	2,392	4,058
Depreciation and amortization	26,583	25,746	78,266	75,747
Net amortization of above- and below-market leases	(354)	(206)	(936)	(560)
Straight-line rental income	(1,068)	(1,111)	(2,793)	(3,716)
NOI	44,714	40,958	129,953	121,055
Less: NOI from centers excluded from Same-Center	(4,813)	(3,439)	(11,806)	(8,992)
Total Same-Center NOI	$39,901	$37,519	$118,147	$112,063

Funds from Operations and Modified Funds from Operations
Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income, computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because, when compared year to year, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.
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

FFO AND MFFO
FOR THE PERIODS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Calculation of FFO
Net income attributable to stockholders	$2,464	$5,183	$5,243	$15,524
Adjustments:
Depreciation and amortization of real estate assets	26,583	25,746	78,266	75,747
Noncontrolling interest	(397)	(381)	(1,171)	(1,091)
FFO attributable to common stockholders	$28,650	$30,548	$82,338	$90,180
Calculation of MFFO
FFO	$28,650	$30,548	$82,338	$90,180
Adjustments:
Acquisition expenses	870	836	2,392	4,058
Net amortization of above- and below-market leases	(354)	(206)	(936)	(560)
(Gain) loss on extinguishment of debt, net	(184)	15	(79)	155
Straight-line rental income	(1,068)	(1,111)	(2,793)	(3,716)
Amortization of market debt adjustment	(285)	(690)	(1,631)	(2,012)
Change in fair value of derivative	(98)	39	(66)	16
Noncontrolling interest	4	(30)	47	31
MFFO attributable to common stockholders	$27,535	$29,401	$79,272	$88,152

Earnings per common share:
Weighted-average common shares outstanding - basic	184,639	185,271	183,471	184,209
Weighted-average common shares outstanding - diluted	187,428	188,057	186,260	186,902
Net income per share - basic and diluted	$0.01	$0.03	$0.03	$0.08
FFO per share - basic	$0.16	$0.16	$0.45	$0.49
FFO per share - diluted	$0.15	$0.16	$0.44	$0.48
MFFO per share - basic	$0.15	$0.16	$0.43	$0.48
MFFO per share - diluted	$0.15	$0.16	$0.43	$0.47

Liquidity and Capital Resources
General
Our principal demands for funds are operating expenses, capital expenditures including redevelopment projects, distributions to stockholders, repurchases of common stock, and the principal and interest on indebtedness. We intend to use our cash on hand, operating cash flows, proceeds from our dividend reinvestment program (the “DRIP”), and proceeds from debt financings, including borrowings under our unsecured credit facility, as our primary sources of immediate and long-term liquidity. We expect that substantially all of the net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings.
As of September 30, 2016, we had cash and cash equivalents of $21.4 million. During the nine months ended September 30, 2016, we had a net cash decrease of $19.3 million, primarily as a result of the use of additional cash on hand at December 31, 2015 to retire debt immediately following year-end.
Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, and interest payments.
Our cash flows from operating activities were $85.2 million for the nine months ended September 30, 2016 compared to $90.8 million from the same period in 2015. The decrease was due to the portion of asset management fees paid in cash during 2016, in the amount of $14.2 million, as a result of the change in advisory fee structure, offset by favorable changes due to managing a larger portfolio.
Investing Activities
Net cash used in investing activities is impacted by the nature, timing, and extent of improvements, and acquisitions of real estate and real estate-related assets.
During the nine months ended September 30, 2016, we acquired three shopping centers and additional real estate adjacent to previously acquired shopping centers for a total cash outlay of $132.3 million. During the same period in 2015, we acquired nine shopping centers and additional real estate adjacent to a previously acquired grocery-anchored shopping center for a total cash outlay of $87.8 million, resulting in an increase in our cash paid for investing activities. We continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist.
Financing Activities
Our net cash provided by financing activities is impacted by payments of distributions, borrowings during the period, and principal and other payments associated with our outstanding debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt.
As of September 30, 2016, our debt to total enterprise value was 32.7%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as total common shares and OP units outstanding multiplied by the estimated value per share of $10.20, plus net debt).
We have access to a revolving credit facility with a capacity of $500 million and a current interest rate of LIBOR plus 1.3%. As of September 30, 2016, $382.5 million was available for borrowing under the revolving credit facility. The revolving credit facility matures in December 2017 with additional options to extend the maturity to December 2018.
We offer a share repurchase program that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of the same period. During the nine months ended September 30, 2016, we paid cash for repurchases of common stock in the amount of $7.3 million, all of which was repurchased in connection with our tender offer, a stockholder’s death, “qualifying disability,” or determination of incompetence. In October 2016, approximately $11.2 million was available for repurchases under our Share Repurchase Program. Investors who had submitted share repurchase requests by October 24, 2016 and that were in good order had their shares repurchased on a prorata basis. The 7.4 million shares of unfulfilled repurchase requests, as well as requests that were not in good order, will be treated as requests for repurchase during future months until satisfied or withdrawn.
Activity related to distributions to our common stockholders for the nine months ended September 30, 2016 and 2015, is as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Gross distributions paid	$92,266	$92,476
Distributions reinvested through DRIP	44,731	48,185
Net cash distributions	47,535	44,291
Net income attributable to stockholders	5,243	15,524
Net cash provided by operating activities	85,179	90,775
FFO(1)	82,338	90,180
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

Contractual Commitments and Contingencies
Our contractual obligations as of September 30, 2016 were as follows (in thousands):

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations - principal payments	$950,282	$1,099	$164,709	$44,790	$104,145	$179,113	$456,426
Long-term debt obligations - interest payments(1)	113,013	7,215	26,154	21,745	18,944	14,302	24,653
Operating lease obligations	579	16	49	30	30	30	424
Total	$1,063,874	$8,330	$190,912	$66,565	$123,119	$193,445	$481,503

(1)	Future variable-rate interest payments are based on interest rates as of September 30, 2016.
Our portfolio debt instruments and the unsecured revolving credit facility contain certain covenants and restrictions. The following is a list of certain restrictive covenants specific to the unsecured revolving credit facility that were deemed significant:

•	limits the ratio of debt to total asset value, as defined, to 60% or less with a surge to 65% following a material acquisition, as defined within the applicable debt agreement;

•	limits the ratio of unsecured debt to unencumbered asset value, as defined, to 60% or less with a surge to 65% following a material acquisition;

•	limits the ratio of secured debt to total asset value, as defined, to 40% or less with a surge to 45% following a material acquisition;

•	requires the fixed-charge ratio, as defined, to be at least 1.5 to 1.0 or 1.4 to 1.0 following a material acquisition;

•	requires maintenance of certain minimum tangible net worth balances;

•	requires the unencumbered NOI to interest expense on unsecured indebtedness ratio, as defined, to be 1.75 to 1.0 or greater or 1.7 to 1.0 following a material acquisition; and

•	limits the ratio of cash dividend payments to a specified percentage of FFO, that varies among the related debt agreements.
As of September 30, 2016, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short and long term.

Critical Accounting Policies
There have been no changes to our critical accounting policies during the nine months ended September 30, 2016. For a summary of our critical accounting policies, refer to our 2015 Annual Report on Form 10-K filed with the SEC on March 3, 2016.

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
As of September 30, 2016, we were party to three interest rate swap agreements that fix the LIBOR portion of the interest rate on $387.0 million of outstanding debt under our existing unsecured credit facility, and we were party to an interest rate swap agreement that, in effect, fixed the variable interest rate on $11.1 million of one of our secured variable-rate mortgage notes at 5.22%.
As of September 30, 2016, we had not fixed the interest rate for $360.5 million of our unsecured variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at September 30, 2016, would result in approximately $3.6 million of additional interest expense. We had no other outstanding interest rate contracts as of September 30, 2016.
These amounts were determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of September 30, 2016, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2016.
Internal Control Changes
During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
The following risk factors supplement the risk factors set forth in our 2015 Annual Report on Form 10-K.
If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’ overall returns may be reduced.
If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’ overall returns may be reduced. At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and pay other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate. For the nine months ended September 30, 2016, we paid gross distributions to our common stockholders of $92.3 million, including distributions reinvested through the DRIP of $44.7 million. For the nine months ended September 30, 2016, our net cash provided by operating activities was $85.2 million, which represents a shortfall of $7.1 million, or 7.7%, of our distributions paid, while our FFO was $82.3 million, which represents a shortfall of $10.0 million, or 10.8%, of the distributions paid. For the nine months ended September 30, 2015, we paid distributions of $92.5 million, including distributions reinvested through the DRIP of $48.2 million. For the nine months ended September 30, 2015, our net cash provided by operating activities was $90.8 million, which represents a shortfall of $1.7 million, or 1.8%, of our distributions paid, while our FFO was $90.2 million, which represents a shortfall of $2.3 million, or 2.5% of our distributions paid. Any shortfalls were funded by proceeds from borrowings.
Because the offering price in the DRIP exceeds our net tangible book value per share, investors in the DRIP will experience immediate dilution in the net tangible book value of their shares.
Initially, we offered shares in the DRIP at $9.50 per share. Effective as of August 24, 2015, we offer shares in the DRIP at $10.20 per share, which is the estimated value per share of our common stock. Our estimated value per share was calculated as of a specific date and is expected to fluctuate over time in response to future events such as developments related to individual assets and changes in the real estate and financial markets. However, we anticipate only determining an estimated value per share annually. As such, the actual value of an investment through the DRIP may be less than the DRIP offering price. Our net tangible book value is a rough approximation of value calculated simply as gross book value of real estate assets plus cash and cash equivalents minus total liabilities, divided by the total number of shares of common stock outstanding. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (1) operating losses, excluding accumulated depreciation and amortization of real estate investments, (2) cumulative distributions in excess of our earnings, (3) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (4) the fees and expenses paid to PE-NTR and ARC in connection with the selection, acquisition, and management of our investments, and (5) general and administrative expenses. As of September 30, 2016, our net tangible book value per share was $7.87.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act during the nine months ended September 30, 2016.

b)	Not applicable.

c)	During the quarter ended September 30, 2016, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)(3)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2016	199	$10.20	199	(2)
August 2016	81	10.20	81	(2)
September 2016	64	10.20	64	(2)

(1)
Share repurchases made during the three months ended September 30, 2016, were made in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence," which are not subject to the funding limitations of the share repurchase program.

(2)
We currently limit the dollar value and number of shares that may yet be repurchased under the share repurchase program as described below. During the three months ended September 30, 2016, we repurchased $3.5 million of common stock. See below regarding funding limitations during the fourth quarter of 2016 and beyond.

(3)	The repurchase price per share for all stockholders under our share repurchase plan is equal to the estimated value per share of $10.20.
As of September 30, 2016, we had no liability recorded for an obligation to repurchase shares of common stock, as there were no outstanding repurchase requests that we had accepted, but not yet fulfilled.
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
Beginning in October 2015, repurchase requests surpassed the funding limits under the share repurchase program, and there were no funds available for repurchases during the third quarter of 2016. As of September 30, 2016, there were outstanding requests to repurchase 9.1 million shares that had not been repurchased due to the program’s funding limits. Funds available for repurchases during the fourth quarter of 2016 will be insufficient to meet all requests. If we are unable to fulfill all repurchase requests in any month, we will attempt to honor requests on a pro rata basis. We continue to fulfill all repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the share repurchase program.
Our board of directors may amend, suspend or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
Renewal of Advisory Agreement

On November 1, 2016, the conflicts committee of our board of directors approved the renewal of our advisory agreement with Phillips Edison NTR LLC for an additional one year period through December 3, 2017. There were no other changes to the terms of the advisory agreement in connection with its renewal.

Item 6.        Exhibits

Ex.	Description

10.1
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., the Company, the Lenders party thereto, PNC Bank, National Association as Administrative Agent, and Capital One National Association, Fifth Third Bank, and Regions Bank as Co-Syndication Agents dated September 16, 2016*

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.

Date: November 3, 2016	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)