Form 10-K
period 2016-12-31
PHILLIPS EDISON GROCERY CENTER REIT I, INC.
filed 2017-03-09
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2016
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
Common Stock, $0.01 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑
There is no established public market for the Registrant’s shares of common stock. On April 14, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.20 based substantially on the estimated market value of its portfolio of real estate properties as of March 31, 2016. For a full description of the methodologies used to establish the estimated value per share, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information, of this Form 10-K. As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, there were approximately 183.3 million shares of common stock held by non-affiliates.
As of February 28, 2017, there were 182.1 million outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference: None

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
FORM 10-K

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K of Phillips Edison Grocery Center REIT I, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flows from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. Risk Factors, herein, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-K. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. Risk Factors, Item 1. Business, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

ITEM 1. BUSINESS
Overview
Phillips Edison Grocery Center REIT I, Inc. (“we,” the “Company,” “our,” or “us”) was formed as a Maryland corporation in October 2009 and qualified as a real estate investment trust (“REIT”) for the year ended December 31, 2010, and each year thereafter. We invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. As of December 31, 2016, we owned fee simple interests in 153 real estate properties acquired from third parties unrelated to us or Phillips Edison NTR LLC (“PE-NTR”).
Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership I, L.P. (“Operating Partnership”), a Delaware limited partnership formed in December 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Grocery Center OP GP I LLC, is the sole general partner of the Operating Partnership.
Our advisor is PE-NTR, which is directly or indirectly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor”). Under the terms of the advisory agreement between PE-NTR and us (“PE-NTR Agreement”), PE-NTR is responsible for the management of our day-to-day activities and the implementation of our investment strategy. The PE-NTR Agreement has a one-year term, but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties and approval of the independent members of our board of directors.
Segment Data
We internally evaluate the operating performance of our portfolio of properties and currently do not differentiate properties by geography, size, or type. Each of our investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed, and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any other segment disclosures in 2016.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with the tax year ended December 31, 2010. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at applicable corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property, or net worth, and to federal income and excise taxes on our undistributed income.
Competition
We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally enjoy significant competitive advantages that result from, among other things, increased access to capital, lower cost of capital, and enhanced operating efficiencies.
Employees
While we have officers of the Company, we do not have any employees. In addition, all of our executive officers are also officers of our Phillips Edison sponsor or one or more of its affiliates and are compensated by those entities, in part, for their service rendered to us. We do not separately compensate our executive officers for their service as officers.

Environmental Matters
As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments. Compliance with federal, state, and local environmental laws has not had a material, adverse effect on our business, assets, results of operations, financial condition, and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.
Access to Company Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy and Information statements, and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 AM to 3:00 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding issuers, including ours that are filed electronically. The contents of our website are not incorporated by reference.
We make available, free of charge, by responding to requests addressed to our investor relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports on our website, www.grocerycenterREIT1.com. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

ITEM 1A. RISK FACTORS
The factors described below represent our principal risks. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations, and ability to pay distributions to our stockholders. Potential investors and our stockholders may be referred to as “you” or “your” in this Item 1A. Risk Factors, section.
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists, it is difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it may be at a discount to the public offering price.
There is no public market for our shares. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Under the share repurchase program (“SRP”), we repurchase shares at a price in place at the time of the repurchase and not based on the price at which you initially purchased your shares. It is likely we will repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds under the SRP. While we have a limited SRP, in its sole discretion, our board of directors could amend, suspend or terminate our SRP upon 30 days’ notice. Further, the SRP includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares to us. These restrictions have limited us from repurchasing shares submitted to us under the SRP in the past and may do so again in the future.
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
The actual value of shares that we repurchase under our SRP may be less than what we pay.
We repurchase shares under our SRP at $10.20 per share, which is the estimated value per share of our common stock. This value is likely to differ from the price at which a stockholder could resell his or her shares. Thus, when we repurchase shares of our common stock, the repurchase may be dilutive to our remaining stockholders.

Our stockholders may not be able to sell their shares under our SRP and, if they are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.
Our SRP includes numerous restrictions that limit our stockholders’ ability to sell their shares. During any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. Our stockholders must hold their shares for at least one year in order to participate in the SRP, except for repurchases sought upon a stockholder’s death or “qualifying disability.” The cash available for redemption on any particular date is generally limited to the proceeds from the dividend reinvestment plan (“DRIP”) during the period consisting of the preceding four fiscal quarters, less any cash already used for redemptions since the start of the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of our board of directors. These limitations do not, however, apply to repurchases sought upon a stockholder’s death or “qualifying disability.” Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP. These limits may prevent us from accommodating all repurchase requests made in any year. For example, in the fourth quarter of 2016, repurchase requests exceeded the funding limits provided under the SRP, and we were unable to repurchase all of the shares submitted to us. These restrictions would severely limit our stockholders’ ability to sell their shares should they require liquidity and would limit their ability to recover the value they invested. Our board is free to amend, suspend or terminate the SRP upon 30 days’ notice.
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
At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and pay other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate. For the year ended December 31, 2016, we paid gross distributions to our common stockholders of $123.1 million, including distributions reinvested through the DRIP of $58.9 million. For the year ended December 31, 2016, our net cash provided by operating activities was $103.1 million, which represents a shortfall of $20.0 million, or 16.3%, of our distributions paid, while our funds from operations (“FFO”) were $108.8 million, which represents a shortfall of $14.3 million, or 11.6%, of the distributions paid. The shortfall was funded by proceeds from borrowings. For the year ended December 31, 2015, we paid distributions of $123.2 million, including distributions reinvested through the DRIP of $63.8 million. For the year ended December 31, 2015, our net cash provided by operating activities was $106.1 million, which represents a shortfall of $17.1 million, or 13.9%, of our distributions paid, while our FFO was $113.4 million, which represents a shortfall of $9.8 million, or 8.0% of our distributions paid. The shortfall was funded by proceeds from borrowings.
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
Because we are dependent upon PE-NTR and its affiliates to conduct our operations, any adverse changes in the financial health of PE-NTR or its affiliates, or our relationship with them, could hinder our operating performance and the return on our stockholders’ investments.
We are dependent on PE-NTR, which is responsible for our day-to-day operations and is primarily responsible for the selection of our investments. We are also dependent on Phillips Edison & Company Ltd. (“Property Manager”) to manage our portfolio of real estate assets. PE-NTR had no previous operating history prior to serving as our sub-advisor and advisor, and it depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of PE-NTR, the Property Manager, or certain of their affiliates, or in our relationship with them, could hinder their ability to successfully manage our operations and our portfolio of investments.

The loss of or the inability to obtain key real estate professionals at PE-NTR could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investments.
Our success depends to a significant degree upon the contributions of Jeffrey S. Edison, Chief Executive Officer and the Chairman of our Board of Directors; R. Mark Addy, President and Chief Operating Officer; and Devin I. Murphy, Chief Financial Officer, at PE-NTR. We do not have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon PE-NTR and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing professionals. The market for such professionals is competitive, and PE-NTR and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms, as needed, which have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.
Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. Any system failure that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.
The occurrence of cyber incidents, or a deficiency in our cybersecurity or the cybersecurity of PE-NTR or our affiliates, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
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
The management of multiple REITs by the officers of PE-NTR may significantly reduce the amount of time the officers of PE-NTR are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
The officers of PE-NTR are part of the senior management or are key personnel of Phillips Edison Grocery Center REIT II, Inc. (“PE-GCR II”), and Phillips Edison Grocery Center REIT III, Inc. (“PE-GCR III”), REITs sponsored by Phillips Edison. As a result, PE-GCR II and III may have overlapping acquisition, operational, disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of the officers of PE-NTR faces due to the competing time demands may cause our operating results to suffer.
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
Under the PE-NTR Agreement, PE-NTR or its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to PE-NTR to perform in our best interests and in the best interests of our stockholders. However, because neither PE-NTR, nor any of its affiliates maintain a significant equity interest in us and are entitled to receive certain minimum compensation regardless of performance, the interests of PE-NTR are not wholly aligned with those of our stockholders. In that regard, the PE-NTR could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle PE-NTR to fees. In addition, PE-NTR’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in PE-NTR recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle PE-NTR to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our operating partnership agreement will require us to pay a performance-based termination fee to an affiliate of PE-NTR if we terminate the PE-NTR Agreement prior to the listing of our shares for trading on an exchange or, absent such termination, in respect of their participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the PE-NTR Agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the PE-NTR Agreement would be in our best interest. In addition, the requirement to pay the fee to PE-NTR or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated PE-NTR. For a more detailed discussion of the fees payable to PE-NTR and its affiliates in connection with the management of our company, see Note 12 to the consolidated financial statements.

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
To assist members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons that participated in our initial public offering, pursuant to applicable FINRA and National Association Security Dealers (“NASD”) conduct rules, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, PE-NTR initially estimated the value of our common shares as $10.00 per share based on the offering price of our shares of common stock in our initial public offering of $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). On April 14, 2016, our board of directors reaffirmed an estimated value per share of our common stock of $10.20 based on the estimated fair value range of our real estate portfolio as indicated in a third party valuation report plus the value of our cash and cash equivalents less the value of our mortgages and loans payable as of March 31, 2016.
Our estimated value per share is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent a determination of the fair value of our assets or liabilities based on U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade if they were listed on a national securities exchange. Accordingly, with respect to the estimated value per share, there can be no assurance that: (1) a stockholder would be able to resell his or her shares at the estimated value per share; (2) a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company; (3) our shares of common stock would trade at the estimated value per share on a national securities exchange; (4) a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; (5) an independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or (6) the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with Employee Retirement Income Security Act of 1974 (“ERISA”) reporting requirements.
Furthermore, we have not made any adjustments to the valuation of our estimated value per share for the impact of other transactions occurring subsequent to March 31, 2016, including, but not limited to, (1) the issuance of common stock under the DRIP, (2) net operating income earned and dividends declared, (3) the repurchase of shares and (4) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual real estate assets, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares. In addition, the estimated value per share reflects a real estate portfolio premium as opposed to the sum of the individual property values; however, it does not reflect a discount for the fact that we are externally managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. Accordingly, the estimated value per share of our common stock may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
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
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1.01 billion shares of capital stock, of which 1 billion shares are designated as common stock and 0.01 billion shares are designated as preferred stock. Our board of directors may amend our charter to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Additionally, our board may elect to (1) sell additional shares in the DRIP and future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees or to the officers or employees of PE-NTR or any of its affiliates, (4) issue shares to PE-NTR, or its successors or assigns, in payment of an outstanding fee obligation or (5) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, our stockholders’ ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.
Payment of fees to PE-NTR and its affiliates reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investments in our shares.
PE-NTR and its affiliates perform valuable services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We currently pay or have paid them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investments and reduces the amount of cash available for investment or distribution to stockholders. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
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
If we were to become self-managed, we could be managed less effectively and our expenses could increase, either of which could have an adverse effect on the value of your investment.
If we were to become self-managed, such transaction could take many forms. For example, we could hire a group of executives and other employees or personnel from our Advisor who have performed services for us under our Advisory Agreement, or we could acquire our Advisor or another management firm.  Any such transaction could result in significant payments to the owners of the Advisor or management firm.  Such costs could make it more difficult for you to realize a profit on your investment.  In addition, we may not realize the benefits of becoming self-managed because the costs may be higher than anticipated or the management functions acquired may not be as effective or efficient as those of our Advisor.  A transaction to become self-managed could also become the subject of litigation.  Even if the claims are without merit, we could be forced to incur significant expenses in defense of such claims.  The costs of such litigation, the cost of becoming self-managed or any adverse impact on the effectiveness of the management of our company could cause the value of your investment to decline.
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
The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on financial condition and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy, and therefore, funds may not be available to pay such claims in full. See Item 2. Properties, for information related to concentration of our tenants.
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
In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential portfolio properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.
Before making investments, our Advisor will typically conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Advisor’s reduced control of the functions that are outsourced. In addition, if the Advisor is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. When conducting due diligence and making an assessment regarding a potential investment, the Advisor will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Advisor carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this Annual Report on Form 10-K, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
There can be no assurance that the Advisor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by the seller of any portfolio property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such portfolio property. We will rely upon the accuracy and completeness of representations made by sellers of portfolio properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.

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
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties on the terms that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investments. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely affect our ability to pay distributions to our stockholders.
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
Our real properties are subject to property and other taxes that may increase in the future, which could adversely affect our cash flow.
Our real properties are subject to property and other taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.
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
The costs of defending against claims of environmental or personal injury liability, or of paying such claims could reduce the amounts available for distribution to our stockholders.
Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental or personal injury liability or of paying such claims could reduce the amounts available for distribution to our stockholders. Generally, we expect that the real estate properties that we acquire will have been subject to Phase I environmental assessments at the time they were acquired. A Phase I environmental assessment or site assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property.
We could become subject to liability for environmental violations, regardless of whether we caused such violations.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.
In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.
Compliance or failure to comply with the Americans with Disabilities Act could result in substantial costs and may decrease cash available for distributions.
Our properties are, or may become, subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

Risks Associated with Debt Financing
We have incurred mortgage indebtedness, and we are likely to incur other indebtedness, which increases our business risks, could hinder our ability to pay distributions, and could decrease the value of your investment.
We have obtained, and are likely to continue to obtain, lines of credit and other long-term financing that are secured by our properties and other assets. Our charter does not limit the amount of funds that we may borrow. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.
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
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to pay distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
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
We use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We have financed certain of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or balloon payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
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
U.S. Federal Income Tax Risks
Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to our stockholders.
We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2010. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to you because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.

Complying with REIT requirements may force us to borrow funds to make distributions to you or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time-to-time, we may generate taxable income greater than our net income (loss) for GAAP. In addition, our taxable income may be greater than our cash flow available for distribution to you as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for instance, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
If we do not have other funds available in the situations described in the preceding paragraphs, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to our stockholders. For instance:

•
In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to our stockholders.

•	To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Code, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.

•	We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to you at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our gross assets (20% for tax years after 2017) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.
Liquidation of assets may jeopardize our REIT qualification.
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but including loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure you that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax. In addition, the IRS may attempt to ignore or otherwise recast such activities in order to impose a prohibited transaction tax on us, and there can be no assurance that such recast will not be successful.
We also may not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS or through a subsidiary REIT.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to our stockholders, in a year in which we are not profitable under GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under GAAP or other economic measures as a result of the differences between GAAP and tax accounting methods. For instance, certain of our assets will be marked-to-market for GAAP purposes but not for tax purposes, which could result in losses for GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to you, in a year in which we are not profitable under GAAP or other economic measures.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We may hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 39.6% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Code (such as an IRA) fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.
If our assets are deemed to be plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected.
If stockholders invested in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If stockholders established an IRA or other retirement plan through which they invested in our shares, federal law may require them to withdraw required minimum distributions (“RMDs”) from such plan in the future. Our SRP limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. Additionally, our stockholders will not be eligible to have their shares repurchased until they have held their shares for at least one year. As a result, they may not be able to have their shares repurchased at a time in which they need liquidity to satisfy the RMD requirements under their IRA or other retirement plan. Even if they are able to have their shares repurchased, our share repurchase price is based on the estimated value per share of our common stock as determined by our board of directors, and this value is expected to fluctuate over time. As such, a repurchase may be at a price that is less than the price at which the shares were initially purchased. If stockholders fail to withdraw RMDs from their IRA or other retirement plan, they may be subject to certain tax penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Real Estate Investments
As of December 31, 2016, we owned 153 properties throughout the United States acquired from third parties unaffiliated with us or PE-NTR. The following table presents information regarding the geographical location of our properties by leasable square feet as of December 31, 2016 (dollars and square feet in thousands). For additional portfolio information, refer to Schedule III - Real Estate Assets and Accumulated Depreciation, herein.

State	GLA(1)	% GLA	ABR(2)	% ABR	ABR/Leased Square Foot	% Leased	Number of Properties
Florida	1,927	11.5%	$25,865	13.0%	$13.83	97.0%	25
Georgia	1,915	11.5%	19,657	9.9%	10.80	95.1%	20
Ohio	1,888	11.3%	18,064	9.1%	9.92	96.4%	14
Illinois	894	5.3%	11,010	5.6%	13.06	94.3%	7
Texas	818	4.9%	14,314	7.2%	17.89	97.7%	5
Massachusetts	767	4.6%	9,554	4.8%	12.92	96.4%	6
California	713	4.3%	12,746	6.4%	18.93	94.5%	7
Virginia	681	4.1%	10,250	5.2%	15.78	95.4%	6
North Carolina	609	3.6%	8,069	4.1%	13.54	97.8%	7
Pennsylvania	600	3.6%	5,698	2.9%	9.74	97.5%	4
Colorado	592	3.5%	6,229	3.1%	10.88	96.7%	6
Tennessee	526	3.1%	3,777	1.9%	7.33	98.0%	2
Michigan	525	3.1%	3,510	1.8%	7.03	95.2%	3
Arizona	507	3.0%	4,796	2.4%	11.78	80.2%	4
South Carolina	465	2.8%	5,739	2.9%	13.64	90.6%	6
Kentucky	424	2.5%	4,156	2.1%	10.18	96.4%	3
Minnesota	410	2.5%	5,211	2.6%	13.04	97.4%	5
Iowa	360	2.2%	2,957	1.5%	8.32	98.8%	3
Indiana	345	2.1%	3,571	1.8%	10.39	99.6%	2
Oregon	338	2.0%	4,611	2.3%	13.92	98.1%	4
New Mexico	326	2.0%	4,130	2.1%	14.88	85.1%	3
Wisconsin	259	1.5%	2,402	1.2%	9.64	96.2%	3
Maryland	228	1.4%	4,149	2.1%	18.36	99.2%	2
Washington	170	1.0%	2,314	1.2%	14.37	94.5%	2
Connecticut	124	0.7%	1,716	0.9%	14.80	93.3%	1
Nevada	118	0.7%	1,968	1.0%	17.04	97.9%	1
Missouri	112	0.7%	861	0.4%	7.67	100.0%	1
Kansas	77	0.5%	998	0.5%	13.27	97.9%	1
	16,718	100.0%	$198,322	100.0%	$12.41	95.6%	153

(1)	Gross leasable area (“GLA”) is defined as the portion of the total square feet of a building that is available for tenant leasing.

(2)	We calculate annualized base rent (“ABR”) as monthly contractual rent as of December 31, 2016, multiplied by 12 months.

Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after December 31, 2016, for each of the next ten years and thereafter for our 153 shopping centers. The table shows the leased square feet and ABR represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Leases Expiring	Leased Square Feet Expiring	% of Leased Square Feet Expiring	ABR	% of Total Portfolio ABR
2017(1)	351	1,059	6.6%	$15,752	7.9%
2018	358	1,711	10.7%	21,990	11.1%
2019	402	1,987	12.4%	26,790	13.5%
2020	297	1,719	10.8%	21,892	11.0%
2021	332	2,085	13.0%	24,268	12.2%
2022	135	1,399	8.8%	12,914	6.5%
2023	101	1,525	9.5%	19,061	9.6%
2024	128	1,191	7.5%	11,871	6.1%
2025	104	727	4.5%	11,076	5.6%
2026	113	881	5.5%	13,134	6.7%
Thereafter	129	1,699	10.7%	19,574	9.8%
	2,450	15,983	100.0%	$198,322	100.0%

(1)	Subsequent to December 31, 2016, we renewed 55 of the 351 leases expiring in 2017, which accounts for 282,310 total square feet and total ABR of $5.1 million.
During the year ended 2016, rent per square foot for renewed leases increased 9.9% when compared to rent per square foot prior to renewal. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Leasing Activity, for further discussion of leasing activity. Based on current market base rental rates, we believe we will achieve an overall positive increase in our average base rental income for leases expiring in 2017. However, changes in base rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the base rents on new leases will continue to increase from current levels.
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
The following table presents the composition of our portfolio by tenant type as of December 31, 2016 (dollars and square feet in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery anchor	8,482	53.1%	$80,102	40.4%
National & regional(1)	5,232	32.7%	76,436	38.5%
Local	2,269	14.2%	41,784	21.1%
	15,983	100.0%	$198,322	100.0%

(1)	We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations.

The following table presents the composition of our portfolio by tenant industry as of December 31, 2016 (dollars and square feet in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery	8,482	53.1%	$80,102	40.4%
Retail Stores	3,782	23.7%	45,407	22.9%
Services	2,397	15.0%	45,246	22.8%
Restaurant	1,322	8.2%	27,567	13.9%
	15,983	100.0%	$198,322	100.0%
The following table presents our grocery anchor tenants, grouped according to parent company, by leased square feet as of December 31, 2016 (dollars and square feet in thousands):

Tenant	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR	Number of Locations(1)
Kroger	2,155	13.5%	$16,814	8.5%	38
Publix	1,457	9.1%	15,020	7.6%	31
Walmart	1,121	7.0%	4,419	2.2%	9
Albertsons-Safeway	828	5.2%	8,606	4.3%	14
Giant Eagle	560	3.5%	5,396	2.7%	7
Ahold Delhaize	555	3.5%	8,352	4.2%	10
SUPERVALU	273	1.7%	2,382	1.2%	4
Raley's	193	1.2%	3,422	1.7%	3
Sprouts Farmers Market	168	1.0%	1,797	0.9%	5
Winn-Dixie	147	0.9%	1,545	0.8%	3
Hy-Vee	127	0.8%	527	0.3%	2
Schnuck's	121	0.8%	1,459	0.7%	2
BJ's Wholesale Club	115	0.7%	1,223	0.6%	1
Coborn's	108	0.7%	1,388	0.7%	2
H-E-B	81	0.5%	1,210	0.6%	1
Price Chopper	68	0.4%	844	0.4%	1
Big Y	65	0.4%	1,091	0.6%	1
Food 4 Less (PAQ)	59	0.4%	1,046	0.5%	1
Fresh Market	59	0.4%	841	0.4%	3
Trader Joe's	55	0.3%	934	0.5%	4
URM Stores, Inc.	51	0.3%	537	0.3%	1
Save Mart	50	0.3%	399	0.2%	1
Marc's	36	0.2%	400	0.2%	1
Fresh Thyme Farmers Market	30	0.2%	450	0.2%	1
	8,482	53.1%	$80,102	40.4%	146

(1)
Number of locations excludes (a) 30 auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, (b) four locations where we do not own the portion of the shopping center that contains the grocery anchor, and (c) four locations that have non-grocery anchors. Number of locations also includes one shopping center that has two grocery anchor tenants.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of February 28, 2017, we had approximately 182.1 million shares of common stock outstanding, held by a total of 40,252 stockholders of record.
Market Information
Our common stock is not currently traded on any exchange, and there is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time acceptable to the stockholder, or at all. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
Valuation Overview
On April 14, 2016, the Board of Directors of Phillips Edison Grocery Center REIT I, Inc. (the “Company”) reaffirmed its estimated value per share of the Company’s common stock of $10.20 based substantially on the estimated market value of the Company’s portfolio of real estate properties in various geographic locations in the United States (the “Portfolio”) as of March 31, 2016. The Company provided this estimated value per share to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (“IPA Valuation Guidelines”).
The Company engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of the Company’s common stock as of March 31, 2016. Duff & Phelps prepared a valuation report (“Valuation Report”) that provided this range based substantially on its estimate of the “as is” market values of the Portfolio. Duff & Phelps made adjustments to the aggregate estimated value of the Company’s Portfolio to reflect balance sheet assets and liabilities provided by the Company’s management as of March 31, 2016, before calculating a range of estimated values based on the number of outstanding shares of the Company’s common stock as of March 31, 2016. These calculations produced an estimated value per share in the range of $9.95 to $11.10 as of March 31, 2016. The Board of Directors ultimately approved $10.20 as the estimated value per share of the Company’s common stock.

The following table summarizes the material components of the estimated value per share of the Company’s common stock as of March 31, 2016 (dollar and shares in thousands):

	Low	High
Investment in Real Estate Assets	$2,627,700	$2,841,200

Other Assets:
Cash and cash equivalents	10,838	10,838
Restricted cash	6,762	6,762
Accounts receivable	24,930	24,930
Prepaid expenses and other assets	5,532	5,532
Total other assets	$48,062	$48,062

Liabilities:
Notes payable and credit facility	$813,409	$813,409
Mark to market of debt	12,756	12,756
Accounts payable and accrued expenses	69	69
Security deposits	5,000	5,000
Total liabilities	$831,234	$831,234

Net Asset Value	$1,844,528	$2,058,028

Common stock outstanding	185,377	185,377

Net Asset Value Per Share	$9.95	$11.10
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
Valuation Methodologies
The Company’s goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what the Company deems to be appropriate valuation and appraisal methodologies and assumptions and a process that is in accordance with the IPA Valuation Guidelines. The following is a summary of the valuation methodologies and components used to calculate the estimated value per share.
Real Estate Portfolio
Independent Valuation Firm
Duff & Phelps was recommended by Phillips Edison NTR LLC, the Company’s external advisor (“Advisor”) to the Conflicts Committee of the Company’s Board of Directors (“Conflicts Committee”) to provide independent valuation services. The Conflicts Committee approved the engagement of Duff & Phelps for those services, and they are not affiliated with the Company or our Advisor. Duff & Phelps has previously provided the allocation of acquisition purchase prices for financial reporting purposes pertaining to the Portfolio. They received the usual and customary compensation for such services. Duff & Phelps may be engaged to provide professional services to the Company in the future.
Duff & Phelps’ engagement for its valuation services was not contingent upon developing or reporting predetermined results. In addition, Duff & Phelps’ compensation for completing the valuation services was not contingent upon the development or reporting of a predetermined value or direction in value that favors the cause of the Company, the amount of the value opinion, the attainment of a stipulated result, or the occurrence of a subsequent event directly related to the intended use of its Valuation Report. The Company has agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement.
Duff & Phelps’ analyses, opinions, and conclusions were developed, and the Valuation Report was prepared, in conformity with the Uniform Standards of Professional Appraisal Practice. The Valuation Report was reviewed, approved, and signed by Duff &

Phelps’ personnel with the professional designation of Member of the Appraisal Institute (“MAI”). The use of the Valuation Report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
In preparing the Valuation Report, Duff & Phelps relied on information provided by the Company and the Advisor regarding the Portfolio. For example, the Company and the Advisor provided information regarding building size, year of construction, land size and other physical, financial and economic characteristics. The Company and the Advisor also provided lease information, such as current rent amounts, rent commencement and expiration dates, and rent increase amounts and dates. Duff & Phelps did not inspect the Portfolio properties as part of the valuation process.
Duff & Phelps did not investigate the legal description or legal matters relating to the Portfolio, including title or encumbrances, and title to the properties was assumed to be good and marketable. The Portfolio was also assumed to be free and clear of liens, easements, encroachments and other encumbrances, and to be in full compliance with zoning, use, occupancy, environmental and similar laws unless otherwise stated by the Company. The Valuation Report contains other assumptions, qualifications and limitations that qualify the analysis, opinions and conclusions set forth therein. Furthermore, the prices at which the Company’s real estate properties may actually be sold could differ from their appraised values.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to the Valuation Report.
Real Estate Valuation
Duff & Phelps estimated the “as is” market values of the Portfolio as of March 31, 2016, using various methodologies. Generally accepted valuation practice suggests assets may be valued using a range of methodologies. Duff & Phelps utilized the income capitalization approach with support from the sales comparison approach for each property. The income approach was the primary indicator of value, with secondary consideration given to the sales approach. Duff & Phelps performed a study of each market to measure current market conditions, supply and demand factors, growth patterns, and their effect on each of the subject properties.
Duff & Phelps modeled tenant common area maintenance (“CAM”) and real estate tax reimbursements as a dollar-amount-per-square-foot of occupied area and included them as miscellaneous revenue line items, rather than detailed on a contractual tenant-by-tenant basis in the reimbursement module of Argus Enterprise, a long-term financial modeling software program for real estate, for the cash flow projections.  The basis of the per square foot unit indicator was provided by the Advisor based on historical and budgeted dollar amounts per-square-foot of occupied area for CAM and real estate tax reimbursements. The Advisor completed an analysis of a sampling of properties where the contractual reimbursements were calculated on a tenant-by-tenant basis within the reimbursement module of Argus Enterprise and compared these to the per square foot of occupied area calculation conclusions. It was deemed that the differences in dollar amounts calculated were insignificant between the two methods; therefore, Duff & Phelps agreed with the Advisor’s conclusion that the methodology used to arrive at reimbursement income on a per square foot of occupied area was reasonable.
The income capitalization approach simulates the reasoning of an investor who views the cash flows that would result from the anticipated revenue and expense on a property throughout its lifetime. Under the income capitalization approach, Duff & Phelps used an estimated net operating income (“NOI”) for each property, and then converted it to a value indication using a discounted cash flow analysis. The discounted cash flow analysis focuses on the operating cash flows expected from a property and the anticipated proceeds of a hypothetical sale at the end of an assumed holding period, with these amounts then being discounted to their present value. The discounted cash flow method is appropriate for the analysis of investment properties with multiple leases, particularly leases with cancellation clauses or renewal options, and especially in volatile markets.
The sales comparison approach estimates value based on what other purchasers and sellers in the market have agreed to as a price for comparable improved properties. This approach is based upon the principle of substitution, which states that the limits of prices, rents and rates tend to be set by the prevailing prices, rents and rates of equally desirable substitutes. Duff & Phelps gathered comparable sales data throughout various markets as secondary support for its valuation estimate.
The following summarizes the range of capitalization and discount rates that were used to arrive at the estimated market values of the Company’s Portfolio:

Range in Values
Overall capitalization rate	6.25% - 6.75%
Terminal capitalization rate	6.70% - 7.20%
Discount rate	7.25% - 7.75%

Sensitivity Analysis
While the Company believes that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions would impact the calculations of the estimated value of the Portfolio and the Company’s estimated value per share. The table below illustrates the impact on Duff & Phelps’ range in estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points and assumes all other factors remain unchanged. Additionally, the table illustrates the impact of a 5% change in these rates in accordance with the IPA Valuation Guidelines. The table is only hypothetical to illustrate possible results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points or 5%.

Resulting Range in Estimated Value Per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Terminal capitalization rate	$9.73 to $10.81	$10.28 to $11.47	$9.63 to $10.71	$10.41 to $11.59
Discount rate	$9.74 to $10.85	$10.26 to $11.42	$9.61 to $10.73	$10.40 to $11.54
Other Assets and Other Liabilities
Duff & Phelps made adjustments to the aggregate estimated values of the Company’s investments to reflect other assets and other liabilities of the Company based on balance sheet information provided by the Company and the Advisor as of March 31, 2016.
Role of the Conflicts Committee and the Board of Directors
The Conflicts Committee is composed of all of the Company’s independent directors. It is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine the Company’s estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The Conflicts Committee approved the Company’s engagement of Duff & Phelps to provide an estimation of the value per share as of March 31, 2016. The Conflicts Committee received a copy of the Valuation Report and discussed the report with representatives of Duff & Phelps. The Conflicts Committee also discussed the Valuation Report, the Portfolio, the Company’s assets and liabilities and other matters with senior management of the Advisor. The Advisor recommended to the Conflicts Committee that $10.20 per share be approved as the estimated value per share of the Company’s common stock. The Conflicts Committee discussed the rationale for this value with the Advisor.
Following the Conflicts Committee’s receipt and review of the Valuation Report, the recommendation of the Advisor, and in light of other factors considered by the Conflicts Committee and its own extensive knowledge of the Company’s assets and liabilities, the Conflicts Committee concluded that the range in estimated value per share of $9.95 and $11.10 was appropriate. The Conflicts Committee then recommended to the Company’s Board of Directors that it select $10.20 as the estimated value per share of the Company’s common stock. The Company’s Board of Directors unanimously agreed to accept the recommendation of the Conflicts Committee and approved $10.20 as the estimated value per share of the Company’s common stock as of March 31, 2016, which determination was ultimately and solely the responsibility of the Board of Directors.
Historical Estimated Value per Share
The Company’s Board of Directors previously established an estimated value per share of $10.20 as of July 31, 2015. The Company expects to review its estimated value per share annually.
Limitations of Estimated Value per Share
The Company is providing this estimated value per share to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent a determination of the fair value of the Company’s assets or liabilities based on U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of the Company’s assets and liabilities or the amount at which the Company’s shares of common stock would trade on a national securities exchange.
Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;

•
a stockholder would ultimately realize distributions per share equal to the Company’s estimated value per share upon liquidation of the Company’s assets and settlement of its liabilities or a sale of the Company;

•	the Company’s shares of common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of the Company’s shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with the Company’s estimated value per share; or

•	the methodologies used to calculate the Company’s estimated value per share would be acceptable to FINRA or for compliance with Employee Retirement Income Security Act of 1974 reporting requirements.
Further, the estimated value per share as of March 31, 2016, is based on the estimated value per share of the Company as of March 31, 2016. The Company did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to March 31, 2016, including, but not limited to, (1) the issuance of common stock under the distribution reinvestment plan, (2) net operating income earned and dividends declared, (3) the repurchase of shares, and (4) changes in leases, tenancy or other business or operational changes. The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the Portfolio, the management of those assets, and changes in the real estate and finance markets. Because of, among other factors, the high concentration of the Company’s total assets in real estate and the number of shares of the Company’s common stock outstanding, changes in the value of individual assets in the Portfolio or changes in valuation assumptions could have a very significant impact on the value of the Company’s shares. The estimated value per share does not reflect a portfolio premium or the fact that the Company is externally managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of the Company’s debt obligations or the impact of restrictions on the assumption of debt.
Dividend Reinvestment Plan
We have adopted the dividend reinvest program (“DRIP”), through which stockholders may elect to reinvest an amount equal to the dividends declared on their shares of common stock into shares of our common stock in lieu of receiving cash dividends. In accordance with the DRIP, because we have established an estimated value per share, participants acquire shares of common stock through the DRIP at a price of $10.20 per share. Participants in the DRIP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock. For the year ended December 31, 2016, 5.8 million shares were issued through the DRIP, resulting in proceeds of approximately $58.9 million. For the year ended December 31, 2015, 6.6 million shares were issued through the DRIP, resulting in proceeds of approximately $63.8 million.
Distribution Information
We pay distributions based on daily record dates, payable monthly in arrears. During the years ended December 31, 2016 and 2015, our board of directors authorized distributions based on daily record dates for each day during the periods from January 1 through December 31, 2016 and 2015. The authorized distributions for 2016 and 2015 were equal to a daily amount of $0.00183060 and $0.00183562 per share of common stock, respectively.
The total distributions paid to common stockholders for the years ended December 31, 2016 and 2015, were as follows (in thousands):

	2016	2015
Distributions paid to common stockholders	$123,141	$123,190
Distributions were paid subsequent to December 31, 2016, to common stockholders from December 2016 through February 2017 as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid
December 1, 2016, through December 31, 2016	1/3/2017	$10,506
January 1, 2017, through January 31, 2017	2/1/2017	10,520
February 1, 2017, through February 28, 2017	3/1/2017	9,284
All gross distributions paid during the years ended December 31, 2016 and 2015, have been funded by a combination of cash generated through operations or borrowings.

Unregistered Sales of Equity Securities
During 2016, we did not sell any equity securities that were not registered under the Securities Act.
Share Repurchases
Our Share Repurchase Program (“SRP”) may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to the Company’s most recent estimated value per share.
As of December 31, 2016, we had no liability recorded for an obligation to repurchase shares of common stock.
There are several limitations on our ability to repurchase shares under the program:

•
Unless the shares are being repurchased in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence,” we may not repurchase shares unless the stockholder has held the shares for one year.

•	During any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

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

•
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.

•	The board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
Initially, shares were repurchased at a price equal to or at a discount from the stockholders’ original purchase price paid for the shares being repurchased. Effective August 24, 2015, the repurchase price per share for all stockholders is equal to the estimated value per share of $10.20. This estimated value per share was reaffirmed on April 14, 2016.
Repurchases of shares of common stock will be made monthly upon written notice received by us at least five days prior to the end of the applicable month, assuming no limitations as noted above exist. Stockholders may withdraw their repurchase request at any time up to five business days prior to the repurchase date. Unfulfilled repurchase requests are treated as requests for repurchase during future months until satisfied or withdrawn, and we will attempt to honor these requests on a pro rata basis.
Our board of directors may amend, suspend, or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission (“SEC”), or (b) in a separate mailing to the stockholders. Our SRP was temporarily suspended during the self-tender offer we launched on April 25, 2016, as required by SEC rules, and was reinstated on June 22, 2016, ten business days after the expiration of the tender offer. In connection with the tender offer we repurchased 69,271 shares of common stock at a price of $6.00 per share, for an aggregate purchase price of approximately $416,000.
The following table presents all share repurchases for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	2016	2015
Shares repurchased	2,019	7,386
Cost of repurchases	$20,301	$74,469
Average repurchase price(1)	$10.05	$10.08

(1)	The average repurchase price for 2016 is comprised of shares repurchased in connection with our SRP and tender offer.

All of the shares that we repurchased pursuant to our SRP during the quarter ended December 31, 2016, are provided below (in thousands, except per share amounts):

Period	Total Number of Shares Redeemed	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2016	1,092	$10.20	1,092	(3)
November 2016	115	10.20	115	(3)
December 2016	59	10.20	59	(3)

(1)
On August 24, 2015, our board of directors established an estimated value per share of our common stock of $10.20, which was reaffirmed on April 14, 2016. Effective as of that date, the repurchase price per share for all stockholders is equal to the estimated value per share.

(2)
All purchases of our equity securities by us in the three months ended December 31, 2016, were made pursuant to the SRP. We announced the commencement of the SRP on August 12, 2010, and it was subsequently amended on September 29, 2011.

(3)
We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above. See below regarding funding limitations during the fourth quarter of 2016 and beyond.

In January 2017, approximately $39.2 million was available and used for repurchases under our SRP. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were received by January 24, 2017, and that were in good order were fulfilled on a pro rata basis. The 5.6 million shares of unfulfilled repurchase requests were treated as requests for repurchase during future months until satisfied or withdrawn.
The funds available for repurchases during the second and third quarters of 2017, if any, are expected to be limited. We will continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.

ITEM 6. SELECTED FINANCIAL DATA

As of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012
(In thousands, except per share amounts)
	2016	2015	2014	2013	2012
Balance Sheet Data:(1)
Investment in real estate assets at cost	$2,584,005	$2,350,033	$2,201,235	$1,136,074	$291,175
Cash and cash equivalents	8,224	40,680	15,649	460,250	7,654
Total assets	2,380,188	2,226,248	2,141,196	1,716,256	324,308
Mortgages and loans payable	1,056,156	845,515	640,889	195,601	157,905
Operating Data:
Total revenues	$257,730	$242,099	$188,215	$73,165	$17,550
Property operating expenses	(41,890)	(38,399)	(32,919)	(11,896)	(2,957)
Real estate tax expenses	(36,627)	(35,285)	(25,262)	(9,658)	(2,055)
General and administrative expenses	(31,804)	(15,829)	(8,632)	(4,346)	(1,717)
Acquisition expenses	(5,803)	(5,404)	(17,430)	(18,772)	(3,981)
Vesting of Class B units for asset management services(2)	—	—	(27,853)	—	—
Interest expense, net	(32,458)	(32,390)	(20,360)	(10,511)	(3,020)
Net income (loss)	9,043	13,561	(22,635)	(12,350)	(4,273)
Net income (loss) attributable to stockholders	8,932	13,360	(22,635)	(12,404)	(3,346)
Other Operational Data:(3)(4)
NOI	$173,910	$163,017	$125,816	$50,152	$12,493
Funds from operations (“FFO”)	108,782	113,357	56,513	12,769	1,209
Modified funds from operations (“MFFO”)	106,256	112,671	94,552	28,982	4,295
Cash Flow Data:
Cash flows provided by operating activities	$103,076	$106,073	$75,671	$18,540	$4,033
Cash flows used in investing activities	(226,217)	(110,774)	(715,772)	(776,219)	(198,478)
Cash flows provided by financing activities	90,685	29,732	195,500	1,210,275	195,130
Per Share Data:
Net income (loss) per share—basic and diluted	$0.05	$0.07	$(0.13)	$(0.18)	$(0.51)
Common distributions declared	$0.67	$0.67	$0.67	$0.67	$0.65
Weighted-average shares outstanding—basic	183,876	183,678	179,280	70,227	6,509
Weighted-average shares outstanding—diluted	186,665	186,394	179,280	70,227	6,509

(1)	Certain prior period balance sheet amounts have been restated to conform with the adoption of Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(2)	Refer to Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for discussion of our significant accounting policies.

(3)
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures, for further discussion and for a reconciliation of the non-GAAP financial measures to net income (loss).

(4)	Certain prior period amounts have been restated to conform with current year presentation.
The selected financial data should be read in conjunction with the consolidated financial statements and notes appearing in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview
Phillips Edison Grocery Center REIT I, Inc. was formed as a Maryland corporation on October 13, 2009, and elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010.
Below are statistical highlights of our portfolio:

	Total Portfolio as of December 31, 2016	Property Acquisitions During the Year Ended December 31, 2016
Number of properties(1)	153	7
Number of states	28	6
Total square feet (in thousands)	16,718	1,348
Leased % of rentable square feet	95.6%	93.3%
Average remaining lease term (in years)(2)	5.4	6.0

(1)	The number of properties does not include additional real estate purchased adjacent to previously acquired centers.

(2)	The average remaining lease term in years excludes future options to extend the term of the lease.

Market Outlook—Real Estate and Real Estate Finance Markets
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.
According to the Bureau of Economic Analysis, as measured by the U.S. real gross domestic product (“GDP”), the U.S. economy’s growth increased 1.6% in 2016 as compared to 2015, according to preliminary estimates. For 2015, real GDP increased 2.6% compared to 2014. The increase in real GDP in 2016 reflected positive contributions from personal consumption expenditures (“PCE”), residential fixed investment, state and local government spending, exports, and federal government spending. These increases were partly offset by negative contributions from private inventory investment and nonresidential fixed investment. Imports, which are a subtraction in the calculation of GDP, increased. The deceleration in real GDP from 2015 to 2016 reflected a downturn in private inventory investment, a deceleration in PCE, a downturn in nonresidential fixed investment, and decelerations in residential fixed investment and in state and local government spending offset by a deceleration in imports and accelerations in federal government spending and in exports.
According to J.P. Morgan’s Global Economic Outlook Summary & 2017 REIT Outlook, real GDP is expected to grow approximately 1.8% in 2017. The U.S. retail real estate market displayed positive fundamentals in 2016, with vacancy rates rising slightly and increasing average leasing spreads as the result of limited new retail supply.
Overall, retail real estate fundamentals remain strong but are expected to decelerate relative to previous years. Short and long term interest rates rose in late 2016 with the expectation for more to come. There is less occupancy to be gained in portfolios, new supply levels are below historical averages but still elevated going into 2017, and job growth is expected to be 1% in 2017, compared to 1.5-2% in 2016. External fiscal stimulus will add to economic growth, although commercial real estate is expected to benefit to a lesser extent than other sectors.

Critical Accounting Policies and Estimates
Below is a discussion of our critical accounting policies and estimates. Our accounting policies have been established to conform with GAAP. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain, and are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets
Real Estate Acquisition Accounting—In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we record real estate, consisting of land, buildings, and improvements, at fair value. We allocate the cost of an acquisition to the acquired tangible assets, identifiable intangibles, and assumed liabilities based on their estimated acquisition-date fair values. In addition, ASC 805 requires that acquisition costs be expensed as incurred.
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
We record above-market and below-market lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease. We also include fixed-rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized. If a tenant has a unilateral option to renew a below-market lease, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized if we determine that the tenant has a financial incentive and wherewithal to exercise such option.
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
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rentals at market rates during the expected lease-up periods.
Estimates of the fair values of the tangible assets, identifiable intangibles, and assumed liabilities require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.
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
We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ materially from the estimated reimbursement.
We make estimates of the collectability of our tenant receivables related to base rents, expense reimbursements, and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.
We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, collectability is reasonably assured, and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets.
We recognize gains on sales of real estate pursuant to the provisions of ASC 605-976, Accounting for Sales of Real Estate. The specific timing of a sale will be measured against various criteria in ASC 605-976 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment, or cost recovery methods, as appropriate, until the appropriate criteria are met.
Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
This update outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, making it effective for annual reporting periods beginning after December 15, 2017.
January 1, 2018
Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, we do not expect the adoption of this standard to have a material impact on our rental income. We continue to evaluate the effect of this standard on our other sources of revenue. These include reimbursement amounts we receive from tenants for operating expenses such as real estate taxes, insurance, and other common area maintenance. However, we currently do not believe the adoption of this standard will significantly affect the timing of the recognition of our reimbursement revenue.

ASU 2016-02, Leases (Topic 842)
This update amends existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.
		January 1, 2019	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
Refer to Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for discussion of the impact of additional recently issued accounting pronouncements.

Results of Operations
Summary of Operating Activities for the Years Ended December 31, 2016 and 2015

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2016	2015	$	%
Operating Data:
Total revenues	$257,730	$242,099	$15,631	6.5%
Property operating expenses	(41,890)	(38,399)	(3,491)	(9.1)%
Real estate tax expenses	(36,627)	(35,285)	(1,342)	(3.8)%
General and administrative expenses	(31,804)	(15,829)	(15,975)	(100.9)%
Acquisition expenses	(5,803)	(5,404)	(399)	(7.4)%
Depreciation and amortization	(106,095)	(101,479)	(4,616)	(4.5)%
Interest expense, net	(32,458)	(32,390)	(68)	(0.2)%
Other income, net	5,990	248	5,742	NM
Net income	9,043	13,561	(4,518)	(33.3)%
Net income attributable to noncontrolling interests	(111)	(201)	90	44.8%
Net income attributable to stockholders	$8,932	$13,360	$(4,428)	(33.1)%

Net income per share—basic and diluted	$0.05	$0.07	$(0.02)	(28.6)%
Below are explanations of the significant fluctuations in the results of operations for the years ended December 31, 2016 and 2015.
Total revenues— Of the $15.6 million increase in total revenues, $5.6 million was from same-center properties, which are the 132 properties that were owned and operational for the entire portion of both comparable reporting periods, except for those properties we currently classify as redevelopment. The remaining $10.0 million was attributable to non-same-center properties, including the 16 properties that were acquired since the beginning of 2015. The increase in same-center revenue was due to a $3.5 million increase in rental income and a $2.4 million increase in tenant recovery income. The increase in same-center rental income was driven by a $0.20 increase in minimum rent per square foot and a 0.2% increase in occupancy since December 31, 2015. The increase in same-center tenant recovery income stemmed from a 2.3% increase in our overall recovery rate.
Property operating expenses—These expenses include (i) operating and maintenance expense, which consists of property-related costs including repairs and maintenance costs, landscaping, snow removal, utilities, property insurance costs, security, and various other property-related expenses; (ii) bad debt expense; and (iii) property management fees and expenses. Of the $3.5 million increase in property operating expenses, $1.8 million was due to the acquisition of 16 properties in 2015 and 2016. The remaining $1.7 million was primarily a result of an increase in recoverable property maintenance expenses due to an increase in additional maintenance projects during the year, as well as a $0.7 million increase in property management fees due to higher cash receipts from the increase in revenues.
General and administrative expenses—General and administrative expenses include cash asset management fees, legal and professional fees, insurance for directors and officers, transfer agent fees, taxes, and other corporate-level expenses. General and administrative expenses increased $16.0 million, which was primarily related to a $14.6 million increase in cash asset management fees as a result of the change to our advisory fee structure in October 2015. Previously, the asset management fee had been deferred via the issuance of Class B units of our Operating Partnership, which did not result in the recognition of expense in accordance with GAAP. The asset management fee remains at 1% of the cost of our assets; however, 80% is now paid in cash and therefore recognized on a current basis as expense under GAAP, with the remaining 20% paid in Class B units. The remaining $1.4 million increase resulted from both a $1.0 million increase in distributions paid on unvested Class B units as a result of an increase in outstanding Class B units, as well as additional administrative costs associated with managing a larger portfolio.
Acquisition expenses—Acquisition expenses increased $0.4 million due to an increase in the purchase price paid for the seven properties acquired in 2016 compared to the nine properties acquired in 2015.
Other income, net—The $5.7 million increase in other income, net primarily resulted from a gain of $4.7 million on the disposal of a property in December 2016, as well as an increase of $1.3 million stemming from gains recognized on a portion of our derivatives.
We generally expect our revenues and expenses to increase in future years as a result of owning the properties acquired in 2016 for a full year and the potential acquisition of additional properties.

Summary of Operating Activities for the Years Ended December 31, 2015 and 2014

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2015	2014	$	%
Operating Data:
Total revenues	$242,099	$188,215	$53,884	28.6%
Property operating expenses	(38,399)	(32,919)	(5,480)	(16.6)%
Real estate tax expenses	(35,285)	(25,262)	(10,023)	(39.7)%
General and administrative expenses	(15,829)	(8,632)	(7,197)	(83.4)%
Acquisition expenses	(5,404)	(17,430)	12,026	69.0%
Vesting of Class B units for asset management services	—	(27,853)	27,853	100.0%
Depreciation and amortization	(101,479)	(79,160)	(22,319)	(28.2)%
Interest expense, net	(32,390)	(20,360)	(12,030)	(59.1)%
Other income, net	248	766	(518)	(67.6)%
Net income (loss)	13,561	(22,635)	36,196	159.9%
Net income attributable to noncontrolling interests	(201)	—	(201)	NM
Net income (loss) attributable to stockholders	$13,360	$(22,635)	$35,995	159.0%

Net income (loss) per share—basic and diluted	$0.07	$(0.13)	$0.20	153.8%
Below are explanations of the significant fluctuations in our results of operations for the years ended December 31, 2015 and 2014.
Total revenues—Of the $53.9 million increase in total revenues, $51.8 million was related to the acquisition of 65 properties since the beginning of 2014. The remaining $2.1 million increase was primarily related to a $1.5 million increase in rental income and a $0.6 million increase in tenant recovery income from same-center properties, which are the 79 properties that were owned and operational for the entire portion of both comparable reporting periods, except for those properties we currently classify as redevelopment. The increase in same-center rental income was driven by an $0.18 increase in minimum rent per square foot and a 1.1% increase in occupancy since December 31, 2014. The increase in same-center tenant recovery income stemmed from an improvement in the occupancy and recovery percentages along with an increase in recoverable real estate tax expenses.
Property operating expenses—Property operating expenses for non-same-center properties increased by $7.2 million due to the acquisition of 65 properties since the beginning of 2014. These costs were partially offset by a decrease in same-center property operating expense of $1.7 million, which was primarily related to a $0.8 million reduction in bad debt expense and a $0.9 million reduction in common area maintenance expense due to upfront maintenance costs incurred in 2014 for the additional same-center properties acquired in 2013.
Real estate tax expenses—The $10.0 million increase in real estate tax expenses was primarily comprised of an $8.9 million increase related to the acquisition of 65 properties in 2014 and 2015, along with approximately $1.2 million of additional expenses due to changes in assessed values of same-center properties.
General and administrative expenses—General and administrative expenses increased $7.2 million, which primarily resulted from a $4.6 million increase due to the change in the payment of asset management fees as a result of amending our advisory fee structure in October 2015 as discussed above. The remaining $2.6 million increase was primarily related to the operation of 65 properties acquired since the beginning of 2014.
Vesting of Class B units for asset management services—In connection with the termination of our prior advisory agreement, we determined that the units issued to PE-NTR and our previous advisor for asset management services provided through December 3, 2014, had vested, resulting in a $27.9 million non-cash expense. During the year ended December 31, 2015, there was no vesting of Class B units. The vesting of Class B units occurs only upon completion of both a market condition and service condition. Because PE-NTR can be terminated as the advisor without cause before a liquidity event occurs, and at such time the market condition and service condition may not be satisfied, the unvested Class B units issued since December 3, 2014, may be forfeited. Refer to Note 2 of the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, for more information regarding the vesting of Class B units.
Interest expense, net—Debt incurred in connection with the acquisition of 65 properties since the beginning of 2014 as well as other corporate-level debt activity resulted in a $14.1 million increase in non-same-center interest expense. During 2015 and

2014 we assumed debt with a fair value of $34.3 million and $189.0 million, respectively, related to our property acquisitions in those years, in addition to borrowings made under our credit facility. Of the corporate-level interest expense increase, $3.2 million was due to additional expense from fixing the interest rate on our unsecured credit facility by entering into interest rate swap agreements and $2.1 million was due to additional expense related to the write-off of deferred financing costs, of which $1.9 million resulted from a reduction of the capacity of our unsecured revolving credit facility. Partially offsetting the increase in non-same-center interest expense was a $2.1 million decrease in interest expense for same-center properties. This reduction was primarily as a result of lower outstanding principal balances from payments on our fixed-rate mortgages, including a reduction of $0.8 million as a result of using our unsecured credit facility to pay off higher fixed-rate mortgages in 2014 and 2015.

Leasing Activity
Below is a summary of leasing activity for the years ended December 31, 2016 and 2015:

	Total Deals		Inline Deals(1)
	2016	2015	2016	2015
New leases:
Number of leases	163	186	156	179
Square footage (in thousands)	483	586	351	360
First-year base rental revenue (in thousands)	$6,973	$8,001	$6,001	$6,250
Average rent per square foot (“PSF”)	$14.43	$13.66	$17.12	$17.36
Average cost PSF of executing new leases(2)(3)	$32.07	$30.36	$35.64	$36.13
Weighted average lease term (in years)	9.9	8.0	7.3	7.2
Renewals and options:
Number of leases	321	259	301	246
Square footage (in thousands)	1,639	1,247	593	574
First-year base rental revenue (in thousands)	$19,581	$16,703	$12,686	$11,571
Average rent PSF	$11.95	$13.39	$21.39	$20.15
Average rent PSF prior to renewals	$10.87	$12.10	$18.94	$17.60
Percentage increase in average rent PSF	9.9%	10.7%	12.9%	14.5%
Average cost PSF of executing renewals and options(2)(3)	$2.67	$3.30	$4.70	$5.05
Weighted average lease term (in years)	5.3	5.7	5.2	5.0
Portfolio retention rate(4)	86.7%	86.3%	78.7%	81.3%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The costs associated with landlord improvements are excluded for repositioning and redevelopment projects.

(4)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.
The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, such tenants will also pay for a longer term. As we continue to attract more of these national and regional tenants, our costs to lease may increase.

Non-GAAP Measures
Same-Center Net Operating Income
We present Same-Center NOI as a supplemental measure of our performance. We define NOI as total operating revenues, adjusted to exclude lease buy-out income and non-cash revenue items, less property operating expenses and real estate taxes. Same-Center NOI represents the NOI for the 132 properties that were owned and operational for the entire portion of both comparable reporting periods, except for those properties we currently classify as redevelopment. A property is removed from the Same-Center pool and classified as redevelopment when it is being repositioned in the market and such repositioning is expected to have a significant impact on property operating income. While there is judgment surrounding changes in designations, once a redevelopment property has stabilized, it is typically moved to the Same-Center pool the following year. Currently, we have identified five properties that we classify as redevelopment properties.
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
The table below is a comparison of Same-Center NOI for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015	$ Change	% Change
Revenues:
Rental income(1)	$164,622	$160,515	$4,107
Tenant recovery income	56,142	53,737	2,405
Other property income	773	1,111	(338)
Total revenues	221,537	215,363	6,174	2.9%
Operating Expenses:
Property operating expenses	36,784	35,049	1,735
Real estate taxes	31,679	31,945	(266)
Total operating expenses	68,463	66,994	1,469	2.2%
Total Same-Center NOI	$153,074	$148,369	$4,705	3.2%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Below is a reconciliation of net income to NOI and Same-Center NOI for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015(1)
Net income	$9,043	$13,561
Adjusted to exclude:
Lease buyout income	(583)	(6)
General and administrative expenses	31,804	15,829
Acquisition expenses	5,803	5,404
Depreciation and amortization	106,095	101,479
Interest expense, net	32,458	32,390
Other income, net	(5,990)	(248)
Net amortization of above- and below-market leases	(1,208)	(821)
Straight-line rental income	(3,512)	(4,571)
NOI	173,910	163,017
Less: NOI from centers excluded from Same-Center	(20,836)	(14,648)
Total Same-Center NOI	$153,074	$148,369

(1)	Certain prior period amounts have been restated to conform with current year presentation.

Funds from Operations and Modified Funds from Operations
FFO is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures, and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because, when compared year to year, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.
Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use MFFO, which excludes from FFO the following items:

•	acquisition fees and expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting;

•	losses related to the vesting of Class B units issued to PE-NTR and our previous advisor in connection with asset management services provided; and

•	adjustments related to the above items for joint ventures and noncontrolling interests and unconsolidated entities in the application of equity accounting.
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

•
Gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting—This item relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in core operating fundamentals rather than changes that may reflect anticipated, but unknown, gains or losses.

•
Adjustment for gains or losses related to early extinguishment of derivatives and debt instruments—These adjustments are not related to continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

•
Adjustment for losses related to the vesting of Class B units issued in connection with asset management services provided—Similar to extraordinary items excluded from FFO, this adjustment is nonrecurring and contingent on several factors outside of our control. Furthermore, the expense recognized in 2014 is a cumulative amount related to compensation for asset management services provided since October 1, 2012 and does not relate entirely to the current period in which such loss is recognized. Finally, this expense is a non-cash expense and is not related to our ongoing operating performance.

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
Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements. FFO and MFFO should not be viewed as more prominent measures of performance than our net income or cash flows from operations prepared in accordance with GAAP. Our FFO and MFFO, as presented, may not be comparable to amounts calculated by other REITs.
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations.

FFO AND MFFO
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(Unaudited)
(In thousands, except per share amounts)

	2016	2015(1)	2014
Calculation of FFO
Net income (loss) attributable to stockholders	$8,932	$13,360	$(22,635)
Adjustments:
Depreciation and amortization of real estate assets	106,095	101,479	79,160
Gain on sale of property	(4,732)	—	(12)
Noncontrolling interest	(1,513)	(1,482)	—
FFO attributable to common stockholders	$108,782	$113,357	$56,513
Calculation of MFFO
FFO attributable to common stockholders	$108,782	$113,357	$56,513
Adjustments:
Vesting of Class B units for asset management services	—	—	27,853
Acquisition expenses	5,803	5,404	17,430
(Gain) loss on extinguishment of debt, net	(63)	2,095	—
Net amortization of above- and below-market leases	(1,208)	(821)	85
Straight-line rental income	(3,512)	(4,571)	(4,303)
Amortization of market debt adjustment	(2,054)	(2,685)	(2,480)
Change in fair value of derivatives	(1,510)	(118)	(546)
Noncontrolling interest	18	10	—
MFFO attributable to common stockholders	$106,256	$112,671	$94,552

Earnings per common share:
Weighted-average common shares outstanding - basic	183,876	183,678	179,280
Weighted-average common shares outstanding - diluted	186,665	186,394	179,280
Net income (loss) per share - basic and diluted	$0.05	$0.07	$(0.13)
FFO per share - basic	$0.59	$0.62	$0.32
FFO per share - diluted	$0.58	$0.61	$0.32
MFFO per share - basic	$0.58	$0.61	$0.53
MFFO per share - diluted	$0.57	$0.60	$0.53

(1)	Certain prior period amounts have been restated to conform with current year presentation.

Liquidity and Capital Resources
General
Our principal demands for funds are operating expenses, acquisitions, capital expenditures including redevelopment projects, distributions to stockholders, repurchases of common stock, and the principal and interest on indebtedness. We intend to use our cash on hand, operating cash flows, proceeds from our DRIP, and proceeds from debt financings, including borrowings under our unsecured credit facility, as our primary sources of immediate and long-term liquidity. We expect that substantially all of the net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are funded; however, we have and may continue to use other sources to fund distributions as necessary, including borrowings.
As of December 31, 2016, we had cash and cash equivalents of $8.2 million. During the year ended December 31, 2016, we had a net cash decrease of $32.5 million primarily related to holding additional cash at the end of 2015 in order to pay down a mortgage loan at the beginning of January 2016.

Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, and interest payments.
Our cash flows from operating activities were $103.1 million for the year ended December 31, 2016, compared to $106.1 million for the same period in 2015. The decrease was due to additional cash asset management fees paid during 2016, in the amount of $14.6 million, as a result of the change to our advisory fee structure, offset by favorable changes that resulted from managing a larger portfolio and a 3.2% increase in same-center NOI.
Investing Activities
Net cash used in investing activities is impacted by the nature, timing, and extent of improvements, and acquisitions of real estate and real estate-related assets.
During the year ended December 31, 2016, we acquired seven grocery-anchored shopping centers and additional real estate adjacent to previously acquired centers for a total cash outlay of $201.1 million. During the same period in 2015, we acquired nine grocery-anchored shopping centers and additional real estate adjacent to previously acquired centers for a total cash outlay of $91.1 million, resulting in an increase in our cash paid for investing activities. We continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist.
Financing Activities
Our net cash provided by financing activities is impacted by payments of distributions and repurchases, borrowings during the period, and principal and other payments associated with our outstanding debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt.
As of December 31, 2016, our debt to total enterprise value was 35.5%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as total common shares and OP units outstanding multiplied by the estimated value per share of $10.20, plus net debt).
We have access to a revolving credit facility with a capacity of $500 million and a current interest rate of LIBOR plus 1.3%. As of December 31, 2016, $323.0 million was available for borrowing under the revolving credit facility. The revolving credit facility matures in December 2017 with additional options to extend the maturity to December 2018. During 2016, the Company entered into a new unsecured term loan facility with an interest rate of LIBOR plus 1.70%. The term loan has a principal amount of $230 million and matures in September 2023. The Company later amended this term loan facility to increase the aggregate lender commitments from $230 million to $255 million and fully advanced that amount.
We offer an SRP that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of the same period. During the year ended December 31, 2016, we paid cash for repurchases of common stock in connection with a tender offer, a stockholder’s death, “qualifying disability,” or determination of incompetence, all of which are not subject to the funding limits of the SRP, in the amount of $9.1 million. In October 2016, approximately $11.2 million was available for repurchases under our SRP. Investors who had submitted share repurchase requests by October 24, 2016, and that were in good order had their shares repurchased on a pro rata basis.
In January 2017, approximately $39.2 million was available and used for repurchases under our SRP. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were received by January 24, 2017, and that were in good order were fulfilled on a pro rata basis. The 5.6 million shares of unfulfilled repurchase requests were treated as requests for repurchase during future months until satisfied or withdrawn.

Activity related to distributions to our common stockholders for the years ended December 31, 2016 and 2015, is as follows (in thousands):

	2016	2015
Gross distributions paid	$123,141	$123,190
Distributions reinvested through DRIP	58,872	63,803
Net cash distributions	$64,269	$59,387
Net income attributable to stockholders	$8,932	$13,360
Net cash provided by operating activities	$103,076	$106,073
FFO(1)	$108,782	$113,357

(1)
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations, for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net income on the Consolidated Statements of Operations.

We paid distributions monthly and expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions, or other factors, as determined by the board, make it imprudent to do so. The timing and amount of distributions is determined by our board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.
To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain, and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year. However, we may be subject to certain state and local taxes on our income, property, or net worth and to federal income and excise taxes on our undistributed income.
We have not established a minimum distribution level, and our charter does not require that our board of directors approves distributions to our stockholders.

Contractual Commitments and Contingencies
Our contractual obligations as of December 31, 2016, were as follows (in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations - principal payments(1)	$1,060,690	$218,164	$45,235	$104,753	$179,744	$190,506	$322,288
Long-term debt obligations - interest payments(2)	124,471	29,790	24,192	21,376	16,715	11,213	21,185
Operating lease obligations	579	50	31	31	31	31	405
Total	$1,185,740	$248,004	$69,458	$126,160	$196,490	$201,750	$343,878

(1)
The revolving credit facility and term loans have options to extend their maturities to 2018 and 2021, respectively. A maturity date extension for the first or second tranche on the term loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.

(2)	Future variable-rate interest payments are based on interest rates as of December 31, 2016.
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
As of December 31, 2016, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short and long term.

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
As of December 31, 2016 and 2015, we were party to three interest rate swap agreements that fix the LIBOR portion of the interest rate on $387 million of outstanding debt under our existing unsecured credit facility. As of December 31, 2016 and 2015, we were party to an interest rate swap agreement that, in effect, fixed the variable interest rate on $11.0 million and $11.3 million, respectively, of one of our secured variable-rate mortgage notes at 5.22%.
As of December 31, 2016 and 2015, we had not fixed the interest rate on $445.0 million and $154.0 million, respectively, of our unsecured, variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2016, would result in approximately $4.5 million of additional interest expense.
The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2016, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
In October 2016 we entered into a forward starting interest rate swap agreement to fix $255 million of our unsecured, variable-rate debt, effective July 2017. This interest rate swap converts the LIBOR rate to a fixed interest rate of 1.329% through September 2023. We had no other outstanding interest rate swap agreements as of December 31, 2016 and 2015.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control -

Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
For the quarter ended December 31, 2016, all items required to be disclosed under a Form 8-K were reported under a Form 8-K filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*	Year First Became a Director
Jeffrey S. Edison	Chair of the Board of Directors and Chief Executive Officer	56	2009
Leslie T. Chao	Independent Director	60	2010
Paul J. Massey, Jr.	Independent Director	56	2014
Stephen R. Quazzo	Independent Director	57	2013
Gregory S. Wood	Independent Director	58	2016
R. Mark Addy	President and Chief Operating Officer	54	N/A
Devin I. Murphy	Chief Financial Officer, Treasurer and Secretary	56	N/A
Jennifer L. Robison	Chief Accounting Officer	40	N/A
* As of the date of this filing
Directors
Jeffrey S. Edison (Chair of our Board of Directors and Chief Executive Officer). Mr. Edison has served as Chair or Co-Chair of the Phillips Edison Grocery Center REIT I, Inc. (“PE-GCR I”) Board of Directors and our Chief Executive Officer since December 2009. Mr. Edison has served as Chair of the Board of Directors and Chief Executive Officer of Phillips Edison Grocery Center REIT II, Inc. (“PE-GCR II”) since August 2013 and as the Chair of the Board of Directors and the Chief Executive Officer of Phillips Edison Grocery Center REIT III, Inc. (“PE-GCR III”) since April 2016. Mr. Edison co-founded Phillips Edison Limited Partnership and has served as a principal of Phillips Edison since 1995. Before founding Phillips Edison, from 1991 to 1995, Mr. Edison was a Senior Vice President from 1993 until 1995 and was a Vice President from 1991 until 1993 at Nations Bank’s South Charles Realty Corporation. From 1987 until 1990, Mr. Edison was employed by Morgan Stanley Realty Incorporated and The Taubman Company from 1984 to 1987. Mr. Edison holds a master’s degree in business administration from Harvard Business School and a bachelor’s degree in mathematics and economics from Colgate University.
Among the most important factors that led to our board of directors’ recommendation that Mr. Edison serve as our director are Mr. Edison’s leadership skills, integrity, judgment, knowledge of our company and our Phillips Edison sponsor, his experience as a director and chief executive officer of PE-GCR I, II and III, and his commercial real estate expertise.
Leslie T. Chao (Independent Director). Mr. Chao has been a director of PE-GCR I since July 2010. Mr. Chao retired as Chief Executive Officer of Chelsea Property Group (“Chelsea”), a subsidiary of Simon Property Group, Inc. (“Simon”) (NYSE: SPG) in 2008. Previously he served in various senior capacities at Chelsea, including President and Chief Financial Officer, from 1987 through its initial public offering in 1993 (NYSE: CPG) and acquisition by Simon in 2004. Chelsea was the world’s largest developer, owner and manager of premium outlet centers, with operations in the United States, Japan, Korea and Mexico. Prior to Chelsea, Mr. Chao was a Vice President in the treasury group of Manufacturers Hanover Corporation, a New York bank holding company now part of JPMorgan Chase & Co., where he was employed from 1978 to 1987. Since January 2009, he has served as a non-executive director of Value Retail PLC, a leading developer of outlet centers in Europe, and from 2005 to October 2008 he served as an independent director of The Link REIT, the first and largest public REIT in Hong Kong. Mr. Chao co-founded and, since February 2012, has served as Chairman and Chief Executive Officer of Value Retail (Suzhou)

Co., Ltd., a developer of outlet centers in China. He received an AB from Dartmouth College in 1978 and an MBA from Columbia Business School in 1986.
Among the most important factors that led to the board of directors’ recommendation that Mr. Chao serve as our director are Mr. Chao’s integrity, judgment, leadership skills, extensive domestic and international commercial real estate expertise, accounting and financial management expertise, public company director experience, and independence from management and our sponsor and its affiliates.
Paul J. Massey, Jr. (Independent Director). Mr. Massey has been a director of PE-GCR I since July 2010. Mr. Massey has also served as a director of PE-GCR II since July 2014. Mr. Massey began his career in 1983 at Coldwell Banker Commercial Real Estate Services in Midtown Manhattan, first as the head of the market research department, and next as an investment sales broker. Together with partner Robert A. Knakal, whom he met at Coldwell Banker, he then founded Massey Knakal Realty Services, which became New York City’s largest investment property sales brokerage firm, of which Mr. Massey served as Chief Executive Officer. With 250 sales professionals serving more than 200,000 property owners, Massey Knakal Realty Services was ranked as New York City’s #1 property sales company in transaction volume by the CoStar Group, a national, independent real estate analytics provider. With more than $4 billion in annual sales, Massey Knakal was also ranked as one of the nation’s largest privately owned real estate brokerage firms. On December 31, 2014, Massey Knakal was sold to global commercial real estate firm Cushman & Wakefield, Inc., for which Mr. Massey now serves as President - New York Investment Sales. In 2007, Mr. Massey was the recipient of the Real Estate Board of New York’s (“REBNY”) prestigious Louis B. Smadbeck Broker Recognition Award. Mr. Massey also serves as Chairman for REBNY’s Ethics and Business Practice Subcommittee, is a director on the Commercial Board of Directors of REBNY, is an active member of the Board of Trustees for the Lower East Side Tenement Museum and serves as a chair or member of numerous other committees. Mr. Massey graduated from Colgate University with a Bachelor of Arts degree in economics.
Among the most important factors that led to the board of directors’ recommendation that Mr. Massey serve as our director are Mr. Massey’s integrity, judgment, leadership skills, extensive commercial real estate expertise, familiarity with our company and independence from management and our sponsor and its affiliates.
Stephen R. Quazzo (Independent Director). Mr. Quazzo has been a director of PE-GCR I since November 2013. Mr. Quazzo is co-founder and Chief Executive Officer of Pearlmark Real Estate, L.L.C. From 1991 to 1996, Mr. Quazzo served as President of Equity Institutional Investors, Inc., a subsidiary of investor Sam Zell’s private holding company, Equity Group Investments, Inc. Mr. Quazzo was responsible for raising equity capital and performing various portfolio management services in connection with the firm’s real estate investments, including institutional opportunity funds and public REITs. Prior to joining the Zell organization, Mr. Quazzo was in the Real Estate Department of Goldman, Sachs & Co., where he was a Vice President responsible for the firm’s real estate investment banking activities in the Midwest. Mr. Quazzo holds undergraduate and MBA degrees from Harvard University, where he serves as an HAA Director and a member of the Board of Dean’s Advisors for the business school. He is a Trustee of the Urban Land Institute (ULI), Chairman of the ULI Foundation, a member of the Pension Real Estate Association, and is a licensed real estate broker in Illinois. In addition, Mr. Quazzo serves as a director of ILG, Inc. (NASDAQ: ILG), a Trustee of Rush University Medical Center, and an Investment Committee member of the Chicago Symphony Orchestra endowment and pension plans. Mr. Quazzo has served as a Trustee of The Latin School of Chicago since 2001 and since 1994 has been a Chicago Advisory Board member of City Year, a national service organization.
Among the most important factors that led to the board of directors’ recommendation that Mr. Quazzo serve as our director are Mr. Quazzo’s integrity, judgment, leadership skills, commercial real estate expertise, investment management expertise, public company director experience, and independence from management and our sponsor and its affiliates.
Gregory S. Wood (Independent Director). Mr. Wood has been a director of PE-GCR I since April 2016. Mr. Wood has been Executive Vice President & Chief Financial Officer of EnergySolutions, Inc., a leading services provider to the nuclear industry, since June 2012. Prior to that, Mr. Wood held the role of chief financial officer at numerous public and private companies, including with Actian Corporation, Silicon Graphics (filed for Chapter 11 bankruptcy protection in 2009 in order to effect the sale of its business to Rackable Systems), Liberate Technologies and InterTrust Technologies. Mr. Wood was a director of Steinway Musical Instruments, Inc. from October 2011 to October 2013, where he also served as Chairman of the Audit Committee. Mr. Wood, a certified public accountant (inactive), received his bachelor of business administration in accounting degree from the University of San Diego and his law degree from the University of San Francisco School of Law.
Among the most important factors that led to the board of directors’ recommendation that Mr. Wood serve as our director are Mr. Wood’s integrity, judgment, leadership skills, accounting and financial management expertise, public company director experience, and independence from management and our sponsor and its affiliates.

Executive Officers
R. Mark Addy. Mr. Addy has served as the President or Co-President of PE-GCR I since April 2013, and as the Chief Operating Officer of PE-GCR I since October 2010. Mr. Addy has served as the President or Co-President and Chief Operating Officer of PE-GCR II since August 2013, and as the President and Chief Operating Officer of PE-GCR III since April 2016. Mr. Addy has also served as the President or Co-President of PE-NTR since October 2010. Mr. Addy served as Chief Operating Officer for Phillips Edison & Company (“Phillips Edison”) from 2004 to October 2010. He also served Phillips Edison as Senior Vice President from 2002 until 2004, when he became Chief Operating Officer. From 1987 until 2002, Mr. Addy practiced law with Santen & Hughes in the areas of commercial real estate, financing, leasing, mergers and acquisitions and general corporate law. While at Santen & Hughes, he represented Phillips Edison from its inception in 1991 to 2002. Mr. Addy received his law degree from the University of Toledo, where he was a member of the Order of the Barristers, and his bachelor’s degree in environmental science and chemistry from Bowling Green State University, where he received the President’s Award for academic achievement and was a member of the Order of the Omega leadership honor society.
Devin I. Murphy. Mr. Murphy has served as the Chief Financial Officer, Treasurer and Secretary of PE-GCR I since June 2013. Mr. Murphy has served as the Chief Financial Officer, Treasurer and Secretary of PE-GCR II and PE-GCR III since August 2013 and April 2016, respectively. From November 2009 to June 2013, he served as Vice Chairman of Investment Banking at Morgan Stanley. He began his real estate career in 1986 when he joined the real estate group at Morgan Stanley as an associate. Prior to rejoining Morgan Stanley in June 2009, Mr. Murphy was a managing partner of Coventry Real Estate Advisors, or Coventry, a real estate private equity firm founded in 1998 which sponsors a series of institutional investment funds that acquire and develop retail properties. Since its inception, Coventry has invested over $2.5 billion in retail assets. Prior to joining Coventry in March 2008, from February 2004 until November 2007, Mr. Murphy served as global head of real estate investment banking for Deutsche Bank Securities, Inc. At Deutsche Bank, Mr. Murphy ran a team of over 100 professionals located in eight offices in the United States, Europe and Asia. Mr. Murphy’s Deutsche Bank team was recognized as an industry leader and under his management executed over 500 separate transactions on behalf of clients representing total transaction volume exceeding $400 billion. Prior to joining Deutsche Bank, Mr. Murphy was with Morgan Stanley for 15 years. He held a number of senior positions at Morgan Stanley including co-head of United States real estate investment banking and head of the private capital markets group, or PCM. PCM is the team at Morgan Stanley responsible for raising equity capital for Morgan Stanley’s real estate private equity funds as well as private equity capital on behalf of clients. During the time that Mr. Murphy ran PCM, the team raised in excess of $5 billion of equity capital. Mr. Murphy served on the investment committee of the Morgan Stanley Real Estate Funds from 1994 until his departure in 2004. During his tenure on the investment committee, the Morgan Stanley Real Estate Funds invested over $6.5 billion of equity capital globally in transactions with a total transaction value in excess of $35 billion. Mr. Murphy has served as an advisory director for Hawkeye Partners, a real estate private equity firm headquartered in Austin, Texas, since March 2005 and for Trigate Capital, a real estate private equity firm headquartered in Dallas, Texas, since September 2007. Mr. Murphy received a master’s of business administration from the University of Michigan and a bachelor of arts with honors from the College of William and Mary. He is a member of the Urban Land Institute, the Pension Real Estate Association and the National Association of Real Estate Investment Trusts.
Jennifer L. Robison. Ms. Robinson has served as the Chief Accounting Officer of PE-GCR I since March 2015. Ms. Robison has also served as the Chief Accounting Officer of PE-GCR II and PE-GCR III since March 2015 and April 2016, respectively. Ms. Robison has served as the Senior Vice President and Chief Accounting Officer of Phillips Edison since July 2014. From February 2005 to July 2014, Ms. Robison served as Vice President, Financial Reporting at Ventas, Inc., an S&P 500 company and one of the 10 largest equity REITs in the country. Prior to her time at Ventas, Ms. Robison served as an audit manager at Mountjoy Chilton Medley LLP from September 2003 to February 2005. Ms. Robison began her career at Ernst & Young LLP, serving most recently as assurance manager, and was an employee there from February 1996 to September 2003. She received a bachelor of arts in accounting from Bellarmine University, where she graduated magna cum laude. Ms. Robison is a certified public accountant and a member of the American Institute of Certified Public Accountants, the National Association of Real Estate Investments Trusts and the SEC Professional Group.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2016.

Code of Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our Principal Executive Officer and Principal Financial Officer. Our Code of Ethics may be found at http://www.grocerycenterreit1. com/investor-relations/governance.
Audit Committee
The Audit Committee’s primary function is to assist our board of directors in fulfilling its responsibilities by overseeing our independent auditors and reviewing the financial information to be provided to our stockholders and others, overseeing the system of internal control over financial reporting that our management has established, and overseeing our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter adopted by our board of directors in 2010. The Audit Committee Charter is available on our web site at http://www.grocerycenterreit1. com/investor-relations/governance.
The members of the Audit Committee are Leslie T. Chao (Chair), Paul J. Massey, Jr., and Stephen R. Quazzo. The board of directors has determined that Mr. Chao qualifies as the Audit Committee “financial expert” within the meaning of SEC rules.

ITEM 11. EXECUTIVE COMPENSATION
Messrs. Edison, Addy and Murphy, and Ms. Robinson, are our executive officers. They are not our employees and do not receive compensation from us. Our executive officers are employees of PE-NTR. PE-NTR has entered into an advisory agreement with us whereby it is responsible for providing our day-to-day management (subject to the authority of our board of directors) and it is responsible for compensating its employees, including the executive officers.
Compensation of Directors
The following table sets forth information concerning the compensation of our independent directors for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Leslie T. Chao	$91,751	$25,000	$116,751
Paul J. Massey, Jr.	81,251	25,000	106,251
Stephen R. Quazzo	94,251	25,000	119,251
Gregory S. Wood	64,691	25,000	89,691
Total	$331,944	$100,000	$431,944

(1)
Includes the value of 2,451 shares of restricted stock granted to each of our independent directors August 5, 2016, based on a per share value equal to our estimated value per share of $10.20 as of August 5, 2016. On each of May 31, 2017, May 31, 2018, and May 31, 2019, 613 shares of such restricted stock will vest. An additional 612 shares of restricted stock will vest on May 31, 2020.

Cash Compensation. We pay each of our independent directors:

•	an annual retainer of $30,000;

•	$1,000 per each board meeting attended;

•	$1,000 per each committee meeting attended;

•	an annual retainer of $5,000 for the chair of the Audit Committee;

•	an annual retainer of $3,000 for the chair of the Conflicts Committee; and

•	a retainer of $55,000 for the chair, and a retainer of $40,000 for the other members, of a special committee of the board of directors that served in 2016.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
Equity Incentive Plans
2010 Long-Term Incentive Plan
We have adopted the 2010 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan is intended to attract and retain officers, advisors and consultants (including key employees thereof) considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock.

Although we do not currently have any employees, any employees we may hire in the future would also be eligible to participate in the Incentive Plan. The Incentive Plan may be administered by a committee appointed by the board of directors, which we refer to as the plan committee, or by the board of directors itself if no committee is appointed. The Incentive Plan authorizes the granting of awards to participants in the following forms:

•	options to purchase shares of our common stock, which may be non-statutory stock options or incentive stock options under the Internal Revenue Code;

•	stock appreciation rights, or SARs, which give the holder the right to receive the difference between the fair market value per share of common stock on the date of exercise over the SAR grant price;

•	performance awards, which are payable in cash or stock upon the attainment of specified performance goals;

•	restricted stock, which is subject to restrictions on transferability and other restrictions set by the plan committee;

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
We have reserved 9,000,000 shares for issuance pursuant to awards granted under the Incentive Plan. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock distribution, stock split, spin-off, rights offering or large nonrecurring cash distribution), the share authorization limits under the Incentive Plan will be adjusted proportionately, and the plan committee must make such adjustments to the Incentive Plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock distribution or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the Incentive Plan will automatically be adjusted proportionately, and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.
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
Amended and Restated 2010 Independent Director Stock Plan
We have adopted a long-term incentive plan that we will use to attract and retain qualified independent directors. Our Amended and Restated 2010 Independent Director Stock Plan (the “Independent Director Plan”) offers independent directors an opportunity to participate in our growth through awards of shares of restricted common stock subject to time-based vesting.
Our Conflicts Committee administers the Independent Director Plan, with sole authority to determine all of the terms and conditions of the awards. No awards will be granted under the Independent Director Plan if the grant or vesting of the awards would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our board of directors, no award granted under the Independent Director Plan will be transferable except through the laws of descent and distribution.
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
The Conflicts Committee may in its sole discretion at any time determine that all or a part of a director’s time-based vesting restrictions on all or a portion of a director’s outstanding shares of restricted stock will lapse, as of such date as the Conflicts Committee may, in its sole discretion, declare. The Conflicts Committee may discriminate among participants or among awards in exercising such discretion.
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
In August 2016, we awarded 2,451 shares of restricted stock to each of our independent directors under the Independent Director Plan. On each of May 31, 2017, May 31, 2018, and May 31, 2019, 613 shares of such restricted stock will vest. An additional 612 shares of restricted stock will vest on May 31, 2020.
The following table gives information regarding our equity incentive plans as of February 28, 2017.

	Equity Compensation Plans Information
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and, Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and, Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders	9,804	(2)	$—	8,992,196
Equity compensation plans not approved by security holders	—		—	—
Total / Weighted Average	9,804		$—	8,992,196

(1)	We have two equity incentive plans as describe above.

(2)	Amount represents the number of shares of restricted stock that were granted to our independent directors and had not yet vested as of February 28, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table shows, as of February 28, 2017, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors and director nominees, (3) our executive officers and (4) all of our directors, director nominees and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)		Percentage
Jeffrey S. Edison	343,454	(3)(4)(5)	*
Leslie T. Chao	27,778		*
Paul J. Massey, Jr.	5,208		*
Stephen R. Quazzo	64,843		*
Gregory S. Wood	—		*
R. Mark Addy	14,845	(5)	*
Devin I. Murphy	31,331		*
Jennifer L. Robison	—		*
All officers, directors, and director nominees as a group	719,802		*
*Less than 1.0%

(1)	Address of each named beneficial owner is c/o Phillips Edison Grocery Center REIT I, Inc., 11501 Northlake Drive, Cincinnati, Ohio 45249.

(2)	None of the shares are pledged as security.

(3)	PE-NTR has acquired 176,509 shares of common stock from us. Mr. Edison indirectly owns and controls PE-NTR, and therefore has voting and dispositive control of the shares held by PE-NTR.

(4)
Phillips Edison Limited Partnership holds 55,556 shares of common stock. Mr. Edison is the chairman and chief executive officer of the general partner of Phillips Edison Limited Partnership, and therefore has voting and dispositive control of the shares held by Phillips Edison Limited Partnership.

(5)
Excludes 2,367,540 limited partnership units of our operating partnership held by PE-NTR. Mr. Edison indirectly owns and controls PE-NTR. It is anticipated that Mr. Addy will be assigned 142,052 of these limited partnership units in connection with a listing or a liquidity event for our stockholders provided that he continues to be employed with an affiliate of our company at the time of the event. In accordance with the terms of the Partnership Agreement, units of limited partnership of our operating partnership are exchangeable for cash or, at the option of our operating partnership, shares of our common stock. However, under the PE-NTR Agreement, PE-NTR is prohibited from exercising any rights it may have to exchange any units of limited partnership for cash or shares of our common stock until the occurrence of a listing or a liquidity event for our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the Audit Committee and Conflicts Committee are “independent” as defined by the New York Stock Exchange (the “NYSE”). The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). The board of directors has determined that each of Leslie T. Chao, Paul J. Massey, Jr., Stephen R. Quazzo, and Gregory S. Wood is “independent” as defined by the NYSE.
Transactions with Related Persons
Our Corporate Governance Guidelines require our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by the PE-NTR Agreement, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the Chairman of our Audit Committee promptly. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described below.

We entered into the PE-NTR Agreement on December 3, 2014. Certain of our officers, Messrs. Edison, Addy, and Murphy, serve as the executive officers of PE-NTR. Our property manager, Phillips Edison & Company, Ltd., is wholly owned by our Phillips Edison sponsor, and Messrs. Edison and Murphy hold key positions at our property manager.
Our Relationship with PE-NTR
Pursuant to the PE-NTR Agreement, PE-NTR is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. Reimbursable expenses under the Advisory Agreement are also reimbursed to PE-NTR.
We pay PE-NTR under the PE-NTR Agreement an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1% of the cost of investments acquired or originated by us, including acquisition or origination expenses and any debt attributable to such investments. We incurred acquisition fees payable to PE-NTR and its affiliates of approximately $2.3 million for the year ended December 31, 2016, all of which had been paid as of December 31, 2016.
In addition to acquisition fees, we reimburse PE-NTR under the PE-NTR Agreement for customary acquisition expenses, whether or not we ultimately acquire an asset. For the year ended December 31, 2016, we incurred acquisition expenses reimbursable to PE-NTR of approximately $464,000.
Pursuant to the second amended and restated agreement of limited partnership agreement of our operating partnership, as amended (the “Amended Partnership Agreement”), our operating partnership issues performance-based restricted units designated as “Class B units” to PE-NTR as partial compensation for asset management services. Our operating partnership issued 458,211 Class B units to PE-NTR for the asset management services performed during 2016. The Class B units issued to PE-NTR under the Amended Partnership Agreement will vest, and will no longer be subject to forfeiture, at such time as all of the following events have occurred: (1) the value of our operating partnership’s assets plus all distributions made equaled or exceeded the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (2) any one of the following has occurred: (a) the termination of the PE-NTR Agreement by an affirmative vote of a majority of our independent directors without cause; (b) a listing event; or (c) another liquidity event; and (3) PE-NTR is still providing advisory services to us at the time of such event. Such Class B units will be forfeited immediately if: (x) the PE-NTR Agreement is terminated for cause; or (y) the PE-NTR Agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.
Beginning October 1, 2015, the PE-NTR Agreement was amended so that the asset management fee payable to PE-NTR would be paid 80% in cash and 20% in Class B units. We incurred cash asset management fees payable to PE-NTR of approximately $16.4 million for the year ended December 31, 2016.
We pay PE-NTR under the Advisory Agreement for substantial assistance in connection with the sale of properties or other investments an amount equal to 2% of the contract sales price of each property or other investment sold. The Conflicts Committee must determine substantial assistance has been provided to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes the preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed in connection with a sale. During the year ended December 31, 2016, we incurred disposition fees of $745,000.
Additionally, PE-NTR incurred approximately $177,000 of general and administrative expenses on our behalf for which PE-NTR was entitled to reimbursement during the year ended December 31, 2016, of which approximately $43,000 remained due and payable as of December 31, 2016.
Our Relationship with the Property Manager
All of our real properties are managed and leased by our property manager. Our property manager manages real properties acquired by the Phillips Edison affiliates or other third parties.
We pay our property manager monthly property management fees equal to 4% of the annualized gross revenues of the properties it manages. In addition to the property management fee, if our property manager provides leasing services with respect to a property, we pay our property manager leasing fees in an amount equal to the usual and customary leasing fees charged by unaffiliated persons rendering comparable services based on national market rates. We pay a leasing fee to our property manager in connection with a tenant’s exercise of an option to extend an existing lease, and the leasing fees payable to the property manager may be increased by up to 50% in the event that the property manager engages a co-broker to lease a particular vacancy. We reimburse the costs and expenses incurred by our property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.

If we engage our property manager to provide construction management services with respect to a particular property, we pay a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.
Our property manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited, to on-site managers and building and maintenance personnel. Certain employees of our property manager may be employed on a part-time basis and may also be employed by PE-NTR or certain of its affiliates. Our property manager also directs the purchase of equipment and supplies and supervises all maintenance activity.
For the year ended December 31, 2016, we incurred property management fees of approximately $9.9 million, leasing fees of approximately $7.7 million, and construction management fees of approximately $1.1 million due to our property manager. As of December 31, 2016, approximately $840,000 of property management fees, $705,000 of leasing commissions and $165,000 of construction management fees remained due and payable to our property manager. Additionally, our property manager incurred approximately $5.6 million of costs and expenses on our behalf for which our property manager was entitled to reimbursement during the year ended December 31, 2016, of which approximately $796,000 remained due and payable as of December 31, 2016. Of these costs and expenses, $237,000 was attributable to travel-related expenses for business purposes on aircraft owned by a company in which Mr. Edison has a 50% ownership interest. The aircraft were utilized to provide timely and cost-effective travel alternatives in connection with company-related business activities at market rates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the year ended December 31, 2016, Deloitte & Touche LLP served as our independent auditor and provided certain domestic tax and other services. Deloitte & Touche LLP has served as our independent auditor since our formation in 2009. The Audit Committee intends to engage Deloitte & Touche LLP as our independent auditor to audit our consolidated financial statements for the year ending December 31, 2017. The Audit Committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interest. Any decision to select new auditors would be disclosed to our stockholders in accordance with applicable securities laws.
Preapproval Policies
The Audit Committee charter imposes a duty on the Audit Committee to preapprove all auditing services performed for us by our independent auditors, as well as all permitted nonaudit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” preapproval, it will require “specific” preapproval by the Audit Committee. Additionally, any proposed services exceeding “general” preapproved cost levels will require specific preapproval by the Audit Committee.
All requests or applications for services to be provided by the independent auditor that do not require specific preapproval by the Audit Committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general preapproval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditors.
Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the chief financial officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The Chair of the Audit Committee has been delegated the authority to specifically preapprove all services not covered by the general preapproval guidelines. Amounts requiring preapproval in excess of the amount require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the Chair of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting. All services rendered by Deloitte & Touche LLP for the year ended December 31, 2016 were preapproved in accordance with the policies and procedures described above.

Principal Auditor Fees
The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our principal auditor for the year ended December 31, 2016 and 2015, are set forth in the table below.

	2016	2015
Audit fees	$613,800	$603,800
Audit-related fees	19,000	23,600
Tax fees	3,895	245,560
All other fees	—	—
Total fees	$636,695	$872,960
For purposes of the preceding table, the principal auditor’s professional fees are classified as follows:
Audit fees - These are fees for professional services performed for the audit of our annual consolidated financial statements and the required review of quarterly consolidated financial statements and other procedures performed by the principal auditor in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, including reviews of our consolidated financial statements included in the registration statements, as amended, related to our public offerings of common stock. Audit fees are presented for the period to which the audit work relates, regardless of whether the fees are actually billed during the period.
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the consolidated financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our consolidated financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state, and local issues. Services also may include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence. Tax fees are presented for the period in which the services were provided.
All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)         Financial Statement Schedules
See the Index to Financial Statements on page F-1 of this report.
(b)         Exhibits

Ex.	Description
Articles of Amendment
3.1	Fourth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 15, 2014)
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 9, 2015)
Bylaws
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on for 8-K filed August 1, 2014)
Restrictions on Transferability of Common Stock
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed March 1, 2010)

Dividend Reinvestment Plan
4.2
Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix A to the prospectus dated February 12, 2016. included in the Company’s Registration Statement on Form S-3 (No. 333-209506) filed February 12, 2016)

Share Repurchase Program
4.3	Second Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 15, 2016)
Agreement of Limited Partnership of Operating Partnership
4.4
Second Amended and Restated Agreement of Limited Partnership of Phillips Edison - ARC Shopping Center Operating Partnership, L.P., dated December 1, 2014 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 9, 2015)

4.5
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P., dated October 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2015)

Incentive Plans
10.1
Amended and Restated 2010 Independent Director Stock Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010) **

10.2
Form of Restricted Stock Grant Agreement for Independent Director Stock Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-212876) filed August 3, 2016) **

10.3
2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010) **

Property Management, Leasing and Construction Management Agreement
10.4
Amended and Restated Property Management, Leasing and Construction Management Agreement by and among the Company, Phillips Edison - ARC Shopping Center Operating Partnership, L.P. and Phillips Edison & Company, Ltd., dated June 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2014)

Credit Agreement
10.5
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., the Company, the Lenders party thereto, PNC Bank, National Association as Administrative Agent, and Capital One National Association, Fifth Third Bank, and Regions Bank as Co-Syndication Agents dated September 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2016)

Advisory Agreement
10.6
Advisory Agreement by and between the Company and Phillips Edison NTR LLC, dated December 3, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 9, 2015)

10.7
First Amendment to Advisory Agreement by and between the Company and Phillips Edison NTR LLC, dated October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2015)

10.8
Second Amendment to Advisory Agreement by and between the Company and Phillips Edison NTR LLC, dated November 3, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 3, 2016)

21.1	Subsidiaries of the Company*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consent of Duff & Phelps, LLC*
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

* Filed herewith
** Indicates compensatory plan or arrangement

*
All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Phillips Edison Grocery Center REIT I, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Phillips Edison Grocery Center REIT I, Inc., and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phillips Edison Grocery Center REIT I, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 9, 2017

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015
(In thousands, except per share amounts)

	2016	2015
ASSETS
Investment in real estate:
Land and improvements	$796,192	$719,430
Building and improvements	1,532,888	1,397,050
Acquired in-place lease assets	212,916	194,242
Acquired above-market lease assets	42,009	39,311
Total investment in real estate assets	2,584,005	2,350,033
Accumulated depreciation and amortization	(334,348)	(232,102)
Total investment in real estate assets, net	2,249,657	2,117,931
Cash and cash equivalents	8,224	40,680
Restricted cash	41,722	6,833
Other assets, net	80,585	60,804
Total assets	$2,380,188	$2,226,248
LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$1,056,156	$845,515
Acquired below-market lease intangibles, net	43,032	39,782
Accounts payable – affiliates	4,571	5,278
Accounts payable and other liabilities	51,642	43,881
Total liabilities	1,155,401	934,456
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at
December 31, 2016 and 2015	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 185,062 and 181,308 shares issued and
outstanding at December 31, 2016 and 2015, respectively	1,851	1,813
Additional paid-in capital	1,627,098	1,588,541
Accumulated other comprehensive income	10,587	22
Accumulated deficit	(438,155)	(323,761)
Total stockholders’ equity	1,201,381	1,266,615
Noncontrolling interests	23,406	25,177
Total equity	1,224,787	1,291,792
Total liabilities and equity	$2,380,188	$2,226,248

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands, except per share amounts)

	2016	2015	2014
Revenues:
Rental income	$193,561	$182,064	$142,216
Tenant recovery income	63,131	58,675	44,993
Other property income	1,038	1,360	1,006
Total revenues	257,730	242,099	188,215
Expenses:
Property operating	41,890	38,399	32,919
Real estate taxes	36,627	35,285	25,262
General and administrative	31,804	15,829	8,632
Acquisition expenses	5,803	5,404	17,430
Vesting of Class B units for asset management services	—	—	27,853
Depreciation and amortization	106,095	101,479	79,160
Total expenses	222,219	196,396	191,256
Other:
Interest expense, net	(32,458)	(32,390)	(20,360)
Other income, net	5,990	248	766
Net income (loss)	9,043	13,561	(22,635)
Net income attributable to noncontrolling interests	(111)	(201)	—
Net income (loss) attributable to stockholders	$8,932	$13,360	$(22,635)
Earnings per common share:
Net income (loss) per share - basic and diluted	$0.05	$0.07	$(0.13)
Weighted-average common shares outstanding:
Basic	183,876	183,678	179,280
Diluted	186,665	186,394	179,280

Comprehensive income (loss):
Net income (loss)	$9,043	$13,561	$(22,635)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	6,979	(3,128)	—
Reclassification of derivative loss (gain) to interest expense	3,586	3,150	(690)
Comprehensive income (loss)	19,608	13,583	(23,325)
Comprehensive income attributable to noncontrolling interests	(111)	(201)	—
Comprehensive income (loss) attributable to stockholders	$19,497	$13,382	$(23,325)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2014	175,595	$1,756	$1,538,185	$690	$(71,192)	$1,469,439	$93	$1,469,532
Issuance of common stock	256	2	2,532	—	—	2,534	—	2,534
Share repurchases	(346)	(4)	(4,912)	—	—	(4,916)	—	(4,916)
Change in redeemable common stock	—	—	(29,878)	—	—	(29,878)	—	(29,878)
Dividend reinvestment plan (“DRIP”)	6,626	66	62,884	—	—	62,950	—	62,950
Change in unrealized loss on interest rate swaps	—	—	—	(690)	—	(690)	—	(690)
Common distributions declared, $0.67 per share	—	—	—	—	(120,148)	(120,148)	—	(120,148)
Issuance of partnership units	—	—	—	—	—	—	23,806	23,806
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,135)	(1,135)
Offering costs	—	—	(1,158)	—	—	(1,158)	—	(1,158)
Net loss	—	—	—	—	(22,635)	(22,635)	—	(22,635)
Balance at December 31, 2014	182,131	$1,820	$1,567,653	$—	$(213,975)	$1,355,498	$22,764	$1,378,262
Share repurchases	(7,386)	(73)	(72,727)	—	—	(72,800)	—	(72,800)
Change in redeemable common stock	—	—	29,878	—	—	29,878	—	29,878
DRIP	6,563	66	63,737	—	—	63,803	—	63,803
Change in unrealized gain on interest rate swaps	—	—	—	22	—	22	—	22
Common distributions declared, $0.67 per share	—	—	—	—	(123,146)	(123,146)	—	(123,146)
Issuance of partnership units	—	—	—	—	—	—	4,047	4,047
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,835)	(1,835)
Net income	—	—	—	—	13,360	13,360	201	13,561
Balance at December 31, 2015	181,308	$1,813	$1,588,541	$22	$(323,761)	$1,266,615	$25,177	$1,291,792
Share repurchases	(2,019)	(20)	(20,281)	—	—	(20,301)	—	(20,301)
DRIP	5,773	58	58,814	—	—	58,872	—	58,872
Change in unrealized loss on interest rate swaps	—	—	—	10,565	—	10,565	—	10,565
Common distributions declared, $0.67 per share	—	—	—	—	(123,326)	(123,326)	—	(123,326)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,882)	(1,882)
Share-based compensation	—	—	24	—	—	24	—	24
Net income	—	—	—	—	8,932	8,932	111	9,043
Balance at December 31, 2016	185,062	$1,851	$1,627,098	$10,587	$(438,155)	$1,201,381	$23,406	$1,224,787

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,043	$13,561	$(22,635)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,282	98,367	76,554
Vesting of Class B units for asset management services	—	—	27,853
Net amortization of above- and below-market leases	(1,208)	(821)	85
Amortization of deferred financing expense	4,936	5,084	3,861
(Gain) loss on sale of properties and disposal of real estate assets	(4,356)	(190)	23
Loss on write-off of capitalized leasing commissions and deferred financing expense	317	2,260	112
Straight-line rental income	(3,512)	(4,571)	(4,303)
Other	(1,485)	(118)	(546)
Changes in operating assets and liabilities:
Other assets	(9,916)	(13,473)	(16,889)
Accounts payable - affiliates	(865)	4,145	147
Accounts payable and other liabilities	6,840	1,829	11,409
Net cash provided by operating activities	103,076	106,073	75,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(201,111)	(91,142)	(710,799)
Capital expenditures	(26,117)	(21,870)	(15,805)
Proceeds from sale of real estate	—	2,268	7,256
Change in restricted cash and investments	1,011	(30)	3,056
Proceeds from sale of derivative	—	—	520
Net cash used in investing activities	(226,217)	(110,774)	(715,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	35,969	(150,700)	291,700
Proceeds from mortgages and loans payable	255,000	400,000	—
Payments on mortgages and loans payable	(110,875)	(77,324)	(28,636)
Payments of deferred financing expenses	(3,115)	(6,711)	(7,566)
Distributions paid, net of DRIP	(64,269)	(59,387)	(56,612)
Distributions to noncontrolling interests	(1,724)	(1,677)	(1,135)
Repurchases of common stock	(20,301)	(74,469)	(3,323)
Proceeds from issuance of common stock	—	—	2,534
Payment of offering costs	—	—	(1,462)
Net cash provided by financing activities	90,685	29,732	195,500
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,456)	25,031	(444,601)
CASH AND CASH EQUIVALENTS:
Beginning of period	40,680	15,649	460,250
End of period	$8,224	$40,680	$15,649

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$29,709	$27,583	$17,808
Fair value of assumed debt	33,326	34,341	189,006
Assumed interest rate swap	—	—	714
Accrued capital expenditures	3,256	2,340	3,148
Change in offering costs payable to sponsor(s)	—	(75)	(304)
Change in distributions payable	185	(44)	586
Change in distributions payable - noncontrolling interests	158	158	—
Change in accrued share repurchase obligation	—	(1,669)	1,593
Distributions reinvested	58,872	63,803	62,950
Like-kind exchange of real estate:
Restricted cash proceeds from sale of real estate assets	35,900	—	—

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
Our advisor is Phillips Edison NTR LLC (“PE-NTR”), which is directly or indirectly owned by Phillips Edison Limited Partnership (the “Phillips Edison sponsor”). Under the terms of the advisory agreement between PE-NTR and us (“PE-NTR Agreement”), PE-NTR is responsible for the management of our day-to-day activities and the implementation of our investment strategy.
We invest primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national and regional retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. As of December 31, 2016, we owned fee simple interests in 153 real estate properties acquired from third parties unaffiliated with us or PE-NTR.

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
Partially-Owned Entities—Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, amended the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.
If we determine that we are an owner in a variable-interest entity (“VIE”), and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary. For a partially-owned entity determined not to be a VIE, we analyze rights held by each partner to determine which would be the consolidating party. We will generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity. We will assess our interests in VIEs on an ongoing basis to determine whether or not we are the primary beneficiary. However, we will also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest. If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity. We adopted ASU 2015-02 on January 1, 2016, and retrospectively applied the guidance for all periods presented. We have determined that the Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, we have consolidated the Operating Partnership and its wholly-owned subsidiaries.
Additionally, a Section 1031 like-kind exchange (“1031 exchange”) entails selling one property and reinvesting the proceeds in one or more properties that are similar in nature, character, or class within 180 days. A reverse 1031 exchange occurs when one or more properties is purchased prior to selling one property to be matched in the like-kind exchange, during which time legal title to the purchased property is held by an intermediary. Because we retain essentially all of the legal and economic benefits and obligations related to the acquisition, we consider the purchased property to be a VIE and therefore we will consolidate the entity as the primary beneficiary. As of December 31, 2016, we had one active reverse 1031 exchange.
Noncontrolling Interests—The Operating Partnership (“OP”) units outstanding as of December 31, 2016, are classified as noncontrolling interests within permanent equity on our consolidated balance sheets. Please refer to Note 10 for additional information regarding these vested units issued under our prior advisory agreement.
Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to the useful lives of assets; recoverable amounts of receivables; initial valuations of tangible and intangible assets and liabilities and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, the valuation and nature of derivatives and their effectiveness as hedges; and other fair value measurement assessments required for the preparation of the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts and money market funds. The cash and cash equivalent balances at one or more of our financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage.
Restricted Cash—Restricted cash primarily consists of cash restricted for the purposes of facilitating a 1031 exchange, escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements. As of December 31, 2016 and 2015, the balance in restricted cash was $41.7 million and $6.8 million, respectively.
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
Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable, or at least annually. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the years ended December 31, 2016, 2015, and 2014.
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
The fair values of buildings and improvements are determined on an as-if-vacant basis. The estimated fair value of acquired in-place leases is the cost we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance, and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the weighted-average remaining lease terms.
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
Deferred Financing Expenses—ASU 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs, amended existing guidance to require the presentation of certain debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, provided guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016, and retrospectively applied the guidance for all periods presented.
Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Certain unamortized debt issuance costs on our consolidated balance sheets as of December 31, 2015, were reclassified from Deferred Financing Expense, Net to Mortgages and Loans Payable, Net, with a portion remaining in Other Assets, Net. The adoption did not have an impact on our results of operations.
Fair Value Measurement—Accounting Standard Codification (“ASC”) 820, Fair Value Measurement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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
Gain on Sale of Assets—We recognize sales of assets only upon the closing of the transaction with the purchaser. We recognize gains on assets sold upon closing if the collectibility of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser, and other profit recognition criteria have been satisfied. We may defer recognition of gains in whole or in part until: (i) the profit is determinable, meaning that the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (ii) the earnings process is virtually complete, meaning that we are not obliged to perform any significant activities after the sale to earn the profit. We sold a property in December 2016 and recognized a gain of $4.7 million, which is recorded in Other Income, Net on the consolidated statements of operations.

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
We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of other assets, net. Due to the impact of the straight-line adjustments, rental income generally will be greater than the cash collected in the early years and will be less than the cash collected in the later years of a lease. As of December 31, 2016 and 2015, the deferred rent receivable was $14.8 million and $11.5 million, respectively. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.
Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period in which the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements.
We periodically review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. As of December 31, 2016 and 2015, the bad debt reserve for uncollectible amounts was $1.7 million and $1.1 million, respectively.
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

The tax composition of our distributions declared for the years ended December 31, 2016 and 2015, was as follows:

	2016	2015
Ordinary income	28.22%	40.45%
Return of capital	71.78%	59.55%
Total	100.00%	100.00%
Repurchase of Common Stock—We offer a share repurchase program (“SRP”) which may allow stockholders who participate to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 10). Under our SRP, the maximum amount of common stock that we may redeem, at the shareholder’s election, during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share redemptions to date. In addition, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the start of the same time period.
Shares repurchased pursuant to our SRP are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders’ equity. Our accounting policy related to share repurchases is to reduce common stock based on the par value of the shares and to reduce capital surplus for the excess of the repurchase price over the par value. Since the inception of the SRP in August 2010, we have had an accumulated deficit balance; therefore, the excess over the par value has been applied to additional paid-in capital. Once we have retained earnings, the excess will be charged entirely to retained earnings.
Class B Units—We issue Class B units of the Operating Partnership as compensation for the asset management services provided by PE-NTR under our current advisory agreement. Under the limited partnership agreement of the Operating Partnership, the Class B units vest, and are no longer subject to forfeiture, at such time as the following events occur: (x) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle” or the “market condition”); (y) any one of the following occurs: (1) the termination of our advisory agreement by an affirmative vote of a majority of our independent directors without cause; (2) a listing event; or (3) another liquidity event; and (z) the advisor under such advisory agreement is still providing advisory services to us (the “service condition”). Such Class B units are forfeited immediately if: (a) the advisory agreement is terminated for cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of our independent directors without cause before the economic hurdle has been met.
The Class B units have both a market condition and a service condition up to and through a Liquidity Event (“Liquidity Event”). A Liquidity Event is defined as being the first to occur of the following: (i) a termination without cause (as discussed above), (ii) a listing, or (iii) another liquidity event. Therefore, the vesting of Class B units occurs only upon completion of both the market condition and service condition. Because PE-NTR can be terminated as the advisor without cause before a Liquidity Event occurs, and at such time the market condition and service condition may not be satisfied, the Class B units may be forfeited. Additionally, if the market condition and service condition had been satisfied and a Liquidity Event had not occurred, the Class B unit holders could not control the Liquidity Event because each of the aforementioned events that represent a Liquidity Event must be approved by our independent directors. As a result, we have concluded that the service condition is not probable because of each party’s ability to terminate the current advisory agreement at any time without cause.
Because the satisfaction of the market and service condition is not probable, no expense for services rendered will be recognized unless the market condition or service condition becomes probable. Based on our conclusion of the market condition and service condition not being probable, the Class B Units issued under our current advisory agreement will be treated as unissued for accounting purposes until the market condition and service condition have been achieved. However, as the Class B unit holders are not required to return the distributions if the Class B units are forfeited before they vest, the distributions paid to the Class B unit holders will be treated as expense for services rendered. This expense will be calculated as the product of the number of unvested units issued to date and the stated distribution rate at the time such distribution is authorized.
In connection with the termination of our prior advisory agreement on December 3, 2014, we evaluated whether the market condition and service condition had been met as of that date and therefore whether the Class B units issued for asset management services provided from October 1, 2012, through December 3, 2014, had vested. As part of this evaluation, PE-NTR presented information to our independent directors that illustrated PE-NTR’s belief that the market condition had been met as of December 3, 2014. Our independent directors, along with an independent advisor engaged by the independent directors, reviewed these materials and confirmed PE-NTR’s belief that the market condition had been met as of December 3, 2014. As a result, all Class B units issued for asset management services provided pursuant to our prior advisory agreement are deemed to have vested as of December 3, 2014. The vested Class B units subsequently converted into Operating Partnership units in 2015 in accordance with the terms of the Partnership Agreement (defined below). Despite these events, our current advisory agreement with PE-NTR prohibits PE-NTR from exercising any rights it may have to exchange any Class B units for cash or shares of our common stock until the occurrence of a liquidity event for stockholders. Any and all Class B units issued for asset management services provided subsequent to December 3, 2014, will remain unvested and subject to forfeiture until the occurrence of the events described above.
Segment Reporting—We assess and measure operating results of our properties based on net property operations. We internally evaluate the operating performance of our portfolio of properties and do not differentiate properties by geography, size, or type. Each of our investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed, and discrete financial information is available. However, the properties are aggregated into one reportable segment as they have similar economic characteristics, we provide similar services to the tenants at each of our properties, and we evaluate the collective performance of our properties. Accordingly, we did not report any segment disclosures.
Share-based Compensation—We account for our share-based compensation plan based on guidance which requires that compensation expense be recognized on the fair value of the stock awards less estimated forfeitures. Our restricted stock grants vest based upon the completion of a service period (“service-based grants”). Service-based grants are valued according to the determined value per share for our common stock at the date of grant. Awards of service-based grants of stock are expensed as compensation on a straight-line basis over the vesting period. These awards follow a graded vesting schedule over approximately four years.
During the year ended December 31, 2016, approximately 9,800 shares of restricted stock were granted with a weighted-average grant date fair value of $10.20 per share. For the year ended December 31, 2016, we recognized approximately $24,000 of stock-based compensation expense as a component of General and Administrative Expense. No shares vested or were forfeited during 2016. As of December 31, 2016, we had $75,425 of total unrecognized compensation cost related to unvested stock compensation. Such unrecognized compensation cost is expected to be recognized over a weighted average period of approximately two years.

Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
This update outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, making it effective for annual reporting periods beginning after December 15, 2017.
January 1, 2018
Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, we do not expect the adoption of this standard to have a material impact on our rental income. We continue to evaluate the effect of this standard on our other sources of revenue. These include reimbursement amounts we receive from tenants for operating expenses such as real estate taxes, insurance, and other common area maintenance. However, we currently do not believe the adoption of this standard will significantly affect the timing of the recognition of our reimbursement revenue.

ASU 2016-02, Leases (Topic 842)
This update amends existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.
		January 1, 2019	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2016-18, Statement of Cash Flows (Topic 230)
This update amends existing guidance in order to clarify the classification and presentation of restricted cash on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
		January 1, 2018	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2017-01, Business Combinations (Topic 805)
This update amends existing guidance in order to clarify when an integrated set of assets and activities is considered a business. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2017
On January 1, 2017, we adopted this standard. We expect that most of our acquisition activity will no longer be considered a business combination under the new guidance and will instead be classified as an asset acquisition. As a result, most acquisition-related expenses that would have been recorded on our consolidated statements of operations and comprehensive income (loss) as Acquisition Expense will be capitalized and amortized over the life of the related assets. This change is only applicable to acquisitions after January 1, 2017.

Reclassifications—The following line items on our consolidated balance sheets as of December 31, 2015, were reclassified to conform to the current year presentation:

•	Acquired Intangible Lease Assets was separated into Acquired In-Place Lease Assets and Acquired Above-Market Lease Assets.
The following line item on our consolidated statements of cash flows for the year ended December 31, 2015, was reclassified to conform to the current year presentation:

•	Change in Fair Value of Derivatives was reclassified to Other.

3. FAIR VALUE MEASUREMENTS
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
The following is a summary of borrowings as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Fair value	$1,056,990	$880,854
Recorded value(1)	1,065,180	854,079

(1)	Recorded value does not include deferred financing costs of $9.0 million and $8.6 million as of December 31, 2016 and 2015, respectively.
Derivative Instruments—As of December 31, 2016 and 2015, we had three interest rate swaps that fixed the LIBOR rate on $387 million of our unsecured term loan facility (“Term Loans”). Additionally, in October 2016 we entered into a forward starting interest rate swap agreement that will fix the LIBOR rate on $255 million of our Term Loans effective July 2017. As of December 31, 2016 and 2015, we were also party to an interest rate swap agreement that fixed the variable interest rate on $11.0 million and $11.3 million, respectively, of one of our secured variable-rate mortgage notes. For a more detailed discussion of our derivatives and hedging activities, see Note 9.
All interest rate swap agreements are measured at fair value on a recurring basis. The fair values of the interest rate swap agreements as of December 31, 2016 and 2015, were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2016 and 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our financial liability and asset as of December 31, 2016 and 2015, are as follows (in thousands):

	2016	2015
Derivative asset:
Interest rate swaps designated as hedging instruments - Term Loans	$11,916	$22
Derivative liability:
Interest rate swap not designated as hedging instrument - mortgage note	262	442

4. REAL ESTATE ACQUISITIONS
During the year ended December 31, 2016, we acquired seven grocery-anchored shopping centers and additional real estate adjacent to previously acquired centers for an aggregate purchase price of approximately $233.9 million, including $33.2 million of assumed debt with a fair value of $33.3 million. For the year ended December 31, 2015, we acquired nine grocery-anchored shopping centers and additional real estate adjacent to previously acquired centers for an aggregate purchase price of approximately $126.0 million, including $32.8 million of assumed debt with a fair value of $34.3 million. The following tables present certain additional information regarding our acquisitions of properties which were deemed individually immaterial when acquired, but are material in the aggregate.

For the years ended December 31, 2016 and 2015, we allocated the purchase price of acquisitions to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2016	2015
Land and improvements	$78,908	$40,031
Building and improvements	140,145	76,908
Acquired in-place leases	21,506	11,664
Acquired above-market leases	3,559	1,400
Acquired below-market leases	(10,198)	(3,967)
Total assets and lease liabilities acquired	233,920	126,036
Less: Fair value of assumed debt at acquisition	33,326	34,341
Net assets acquired	$200,594	$91,695
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the years ended December 31, 2016 and 2015, are as follows (in years):

	2016	2015
Acquired in-place leases	11	13
Acquired above-market leases	6	8
Acquired below-market leases	19	19
The amounts recognized for revenues, acquisition expenses, and net loss from each respective acquisition date to December 31, 2016 and 2015, related to the operating activities of our acquisitions are as follows (in thousands):

	2016	2015
Revenue	$7,450	$8,359
Acquisition expenses	4,275	2,408
Net loss	2,664	1,533
The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if all of our acquisitions for 2015 and 2016 had been acquired on January 1, 2015. Acquisition expenses related to each respective acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results. This pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

	For the Year Ended December 31,
(in thousands)	2016	2015
Pro forma revenues	$273,112	$267,633
Pro forma net income attributable to stockholders	11,290	18,192

5. ACQUIRED INTANGIBLE LEASE ASSETS
Acquired intangible lease assets consisted of the following as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Acquired in-place leases	$212,916	$194,242
Acquired above-market leases	42,009	39,311
Total acquired intangible lease assets	254,925	233,553
Accumulated amortization	(111,790)	(79,669)
Net acquired intangible lease assets	$143,135	$153,884
Summarized below is the amortization recorded on the intangible assets for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Acquired in-place leases	$28,812	$29,970	$24,697
Acquired above-market leases	5,228	5,819	4,996
Total	$34,040	$35,789	$29,693
Estimated future amortization of the respective acquired intangible lease assets as of December 31, 2016, for each of the next five years is as follows (in thousands):

	In-Place Leases	Above-Market Leases
2017	$27,465	$4,622
2018	22,272	3,842
2019	16,970	3,201
2020	11,647	2,737
2021	9,060	2,148

6. MORTGAGES AND LOANS PAYABLE
The following is a summary of the outstanding principal balances of our debt obligations as of December 31, 2016 and 2015 (in thousands):

	Interest Rate(1)	2016	2015
Revolving credit facility(2)(3)	2.02%	$176,969	$141,000
Term loan due 2019(2)	2.46%	100,000	100,000
Term loan due 2020(2)	2.65%	175,000	175,000
Term loan due 2021	1.97%-2.80%	125,000	125,000
Term loan due 2023	2.42%	255,000	—
Mortgages payable(4)	3.22%-7.91%	228,721	306,435
Assumed market debt adjustments, net(5)		4,490	6,644
Deferred financing costs(6)		(9,024)	(8,564)
Total		$1,056,156	$845,515

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 9).

(2)
The revolving credit facility and term loans have options to extend their maturities to 2018 and 2021, respectively. A maturity date extension for the first or second tranche on the term loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.

(3)
The gross borrowings under our revolving credit facility were $590.8 million, $297.8 million, and $306.7 million during the years ended December 31, 2016, 2015, and 2014, respectively. The gross payments on our revolving credit facility were $554.8 million, $448.5 million, and $15.0 million during the years ended December 31, 2016, 2015, and 2014, respectively.

(4)
Due to the non-recourse nature of our fixed rate mortgages, the assets and liabilities of the related properties are neither available to pay the debts of the consolidated property-holding limited liability companies nor constitute obligations of such consolidated limited liability companies as of December 31, 2016.

(5)	Net of accumulated amortization of $6.1 million and $6.5 million as of December 31, 2016 and 2015, respectively.

(6)
Net of accumulated amortization of $3.9 million and $2.8 million as of December 31, 2016 and 2015, respectively. Deferred financing costs related to the revolving credit facility were $2.2 million and $4.7 million, as of December 31, 2016 and 2015, respectively, which is net of accumulated amortization of $6.7 million and $4.8 million, respectively.

Our credit agreement provides access to an unsecured revolving credit facility and an unsecured term loan facility. The revolving credit facility has a capacity of $500 million and matures in December 2017. In September 2016 we entered into a new credit agreement, which provides for a new unsecured term loan facility that matures in September 2023. The term loan had an original capacity of $255 million, which was fully advanced during 2016. As of December 31, 2016 and 2015, the weighted-average interest rate for all of our mortgages and loans payable was 3.0% and 3.5%, respectively.
The allocation of total debt between fixed and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing costs, as of December 31, 2016 and 2015, is summarized below (in thousands):

	2016	2015
As to interest rate:(1)
Fixed-rate debt	$615,721	$693,435
Variable-rate debt	444,969	154,000
Total	$1,060,690	$847,435
As to collateralization:
Unsecured debt	$831,969	$541,000
Secured debt	228,721	306,435
Total	$1,060,690	$847,435

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 9).
Below is a listing of our maturity schedule with the respective principal payment obligations, excluding market debt adjustments and deferred financing costs (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Revolving credit facility(1)	$176,969	$—	$—	$—	$—	$—	$176,969
Term loans	—	—	100,000	175,000	125,000	255,000	655,000
Mortgages payable	41,195	45,235	4,753	4,744	65,506	67,288	228,721
Total maturing debt	$218,164	$45,235	$104,753	$179,744	$190,506	$322,288	$1,060,690

(1)	The revolving credit facility matures in December 2017 with additional options to extend the maturity to December 2018.

7. ACQUIRED BELOW-MARKET LEASE INTANGIBLES
Acquired intangible lease liabilities consisted of the following as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Below-market lease liabilities	$63,287	$54,041
Accumulated amortization	(20,255)	(14,259)
Net acquired below-market lease liabilities	$43,032	$39,782
Summarized below is the amortization recorded on the below-market lease intangible liabilities for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Acquired below-market leases	$6,436	$6,640	$4,911

Estimated future amortization income of the intangible lease liabilities as of December 31, 2016, for each of the five succeeding calendar years is as follows (in thousands):

Below-Market Leases
2017	$5,862
2018	4,819
2019	3,976
2020	3,424
2021	3,032

8. COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings pending, or known to be contemplated, against us.
Environmental Matters
In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We record liabilities as they arise related to environmental obligations. We have not been notified by any governmental authority of any material non-compliance, liability, or other claim, nor are we aware of any other environmental condition that we believe will have a material impact on our consolidated financial statements.

9. DERIVATIVES AND HEDGING ACTIVITIES
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
The effective portion of changes in the fair value of derivatives, designated and that qualify as cash flow hedges, is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, which resulted in a gain of $1.3 million for the year ended December 31, 2016. A floor feature on the interest rate of our hedged debt that was not included on the associated interest rate swap caused this ineffectiveness.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next 12 months, we estimate that an additional $1.9 million will be reclassified from Other Comprehensive Income (Loss) to Interest Expense, Net.

The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of December 31, 2016 and 2015 (notional amounts in thousands).

Count(1)	Notional Amount	Fixed LIBOR	Maturity Date
4	$642,000	1.2% - 1.5%	2019 - 2023

(1)	An interest rate swap that we entered into in October 2016 with a notional amount of $255 million, is not effective until July 2017.
During the year ended December 31, 2014, we terminated a designated interest rate swap and accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts resulted in a gain of $690,000 recorded in other income, net, in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014. As a result of the hedged forecasted transaction becoming probable not to occur, the swap was de-designated as a cash flow hedge in February 2014, and changes in fair value of a loss of $326,000 were recorded directly in other income, net during the year ended December 31, 2014.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments, as well as any payments, are recorded directly in Other Income, Net and resulted in a loss of $78,000, $176,000, and $350,000 for the years ended December 31, 2016, 2015, and 2014, respectively, including the loss recorded in relation to the aforementioned de-designated swap.
Credit-risk-related Contingent Features
We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of December 31, 2016 and 2015, the fair value of our derivatives excluded any adjustment for nonperformance risk related to these agreements. As of December 31, 2016 and 2015, we had not posted any collateral related to these agreements.

10. EQUITY
General— The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors.
On April 14, 2016, our board of directors reaffirmed the estimated value per share of our common stock of $10.20 based substantially on the estimated market value of our portfolio of real estate properties as of March 31, 2016. We engaged a third party valuation firm to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2016, which reflected certain balance sheet assets and liabilities as of that date.
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
Dividend Reinvestment Plan—We have adopted a DRIP that allows stockholders to invest distributions in additional shares of our common stock. We continue to offer up to a total of approximately 37.8 million shares of common stock under the DRIP. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our common stock. Initially, the purchase price was $9.50. However, beginning August 24, 2015, the purchase price was changed to $10.20 because we established an estimated value per share.
Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash.
Share Repurchase Program—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. Initially, shares were repurchased at a price equal to or at a discount from the stockholders’ original purchase price paid for the shares being repurchased. Effective August 24, 2015, the repurchase price per share for all stockholders is equal to the estimated value per share of $10.20. Our share repurchase program was temporarily suspended during the tender offer as required by Securities and Exchange Commission rules. The share repurchase program was reinstated on June 22, 2016.
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
During the year ended 2016, repurchase requests surpassed the funding limits under the SRP. In October 2016, approximately $11.2 million was available for repurchases under our SRP. Investors who had submitted share repurchase requests by October 24, 2016, and that were in good order had their shares repurchased on a pro rata basis. In January 2017, approximately $39.2 million was available and used for repurchases under our SRP. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were received by January 24, 2017, and that were in good order were fulfilled on a pro rata basis. The 5.6 million shares of unfulfilled repurchase requests were treated as requests for repurchase during future months until satisfied or withdrawn.
Class B and Operating Partnership Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PE-NTR. In connection with the termination of our prior advisory agreement, we determined that the units issued for asset management services provided through December 3, 2014, had vested, resulting in a $27.9 million non-cash expense. The vested Class B units subsequently converted into OP units in 2015 in accordance with the terms of the Partnership Agreement.
The vesting of Class B units is contingent upon a market condition and service condition. Once vested, Class B units may be converted into OP units in accordance with the terms of the Partnership Agreement. OP units may be exchanged at the election of the holder for cash or, at the option of the Operating Partnership, for shares of our common stock, under the terms of exchange rights agreements to be prepared at a future date, provided, however, that the OP units have been outstanding for at least one year. PE-NTR has agreed under the PE-NTR Agreement not to exchange any OP units it may hold until the listing of our common stock or the liquidation of our portfolio occurs. As the form of the redemptions for the OP units is within our control, the OP units outstanding as of December 31, 2016, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. Additionally, the cumulative distributions that have been paid on these OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
Below is a summary of our outstanding OP units and unvested Class B units as of December 31, 2016 and 2015 (in thousands):

	2016	2015
OP units	2,785	2,785
Class B units	2,610	2,083

11. EARNINGS PER SHARE
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of common stock shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
Class B units and OP units held by limited partners other than us are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents and have the potential to be exchanged for shares of our common stock in accordance with the terms of the Operating Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). The impact of these Class B units and OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the Class B units and OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of December 31, 2016, 2015, and 2014.
Any fully vested Class B units or OP units were included in the diluted net income per share computations for the years ended December 31, 2016, 2015, and 2014. The vesting of the Class B units is contingent upon satisfaction of market and service conditions. Since the satisfaction of both conditions was not probable as of December 31, 2016 and 2015, the Class B units remained unvested and thus were not included in the diluted net income per share computations. There were 2.6 million and 2.1 million unvested Class B units outstanding as of December 31, 2016 and 2015, respectively, which had no effect on EPS. No unvested Class B units were outstanding as of December 31, 2014.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2016, 2015, and 2014 (in thousands, except per share amounts):

	2016	2015	2014
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to stockholders	$8,932	$13,360	$(22,635)
Denominator:
Denominator for basic earnings per share - weighted-average shares	183,876	183,678	179,280
Effect of dilutive OP units/Class B units	2,785	2,716	—
Effect of restricted stock awards	4	—	—
Denominator for diluted earnings per share - adjusted weighted-average shares	186,665	186,394	179,280
Earnings per common share:
Net income (loss) attributable to stockholders - basic and diluted	$0.05	$0.07	$(0.13)

12. RELATED-PARTY TRANSACTIONS
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
Pursuant to the former advisory agreement, ARC was entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. ARC had entered into a sub-advisory agreement with PE-NTR, who managed our day-to-day affairs and our portfolio of real estate investments on behalf of ARC, subject to the board’s supervision and certain major decisions requiring the consent of PE-NTR and ARC. The expenses to be reimbursed to ARC and PE-NTR were reimbursed in proportion to the amount of expenses incurred on our behalf by ARC and PE-NTR, respectively.
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
Organization and Offering Costs—Under the terms of the ARC Agreement, we were to reimburse, on a monthly basis, PE-NTR, ARC, or their respective affiliates for cumulative organization and offering costs and future organization and offering costs they might incur on our behalf, but only to the extent that the reimbursement would not exceed 1.5% of gross offering proceeds over the life of our primary initial public offering and our DRIP offering.
As of December 31, 2014, we had been charged organization and offering costs of $27.1 million, of which $0.1 million had not yet been paid. The $0.1 million was paid in full in 2015 and no other organization and offering costs have been incurred.
Acquisition Fee—We pay PE-NTR, under the PE-NTR Agreement, and we paid ARC, under the ARC Agreement, an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1% of the cost of investments we acquire or originate, including any debt attributable to such investments.
Acquisition Expenses—We reimburse PE-NTR for direct expenses incurred related to selecting, evaluating, and acquiring assets on our behalf, including certain personnel costs.
Asset Management Subordinated Participation—Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we will pay an asset management subordinated participation fee partially by issuing a number of restricted operating partnership units designated as Class B Units to PE-NTR and ARC, equal to: (i) the product of (x) the cost of our assets multiplied by (y) 0.05% (0.25% prior to October 1, 2015); divided by (ii) the most recent primary offering price for a share of our common stock as of the last day of such calendar quarter less any selling commissions and dealer manager fees that would have been payable in connection with that offering.

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
We continue to issue Class B units to PE-NTR and ARC in connection with the asset management services provided by PE-NTR under our current advisory agreement. These Class B units will not vest until a performance requirement has been met in conjunction with (i) a termination of the PE-NTR Agreement by our independent directors without cause, (ii) a listing event, or (iii) a liquidity event; provided that PE-NTR serves as our advisor at the time of any of the foregoing events. During the years ended December 31, 2016 and 2015, the Operating Partnership issued 2.6 million and 2.1 million Class B units, respectively, to PE-NTR and ARC under the PE-NTR Agreement for asset management services performed.
Financing Fee—We paid PE-NTR under the PE-NTR Agreement, and we paid ARC under the ARC Agreement, a financing fee equal to 0.75% of all amounts made available under any loan or line of credit. Effective October 1, 2015, this fee was terminated as part of the first amendment to the PE-NTR Agreement.
Disposition Fee—We pay PE-NTR under the PE-NTR Agreement, and we paid ARC under the ARC Agreement, for substantial assistance by PE-NTR, ARC, or any of its affiliates in connection with the sale of properties or other investments 2% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors determines whether PE-NTR or its affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes PE-NTR or its affiliates’ preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by PE-NTR or its affiliates in connection with a sale. However, if we sold an asset to an affiliate, our organizational documents would prohibit us from paying a disposition fee to PE-NTR or its affiliates.
General and Administrative Expenses—As of December 31, 2016 and 2015, we owed PE-NTR approximately $43,000 and $124,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC, except for organization and offering costs and unpaid general and administrative expenses, which we disclose above, for the years ended December 31, 2016, 2015, and 2014, and any related amounts unpaid as of December 31, 2016 and 2015 (in thousands):

	For the Year Ended			Unpaid Amount as of
	December 31,			December 31,
	2016	2015	2014	2016	2015
Acquisition fees(1)	$2,342	$1,247	$9,011	$—	$—
Acquisition expenses(1)	464	208	1,074	29	—
Asset management fees(2)	19,239	4,601	27,853	1,687	1,538
OP units distribution(3)	1,866	1,820	—	158	159
Class B unit distribution(4)	1,576	625	965	148	119
Financing fees(5)	—	3,228	4,001	—	—
Disposition fees(6)	745	47	129	—	—
Total	$26,232	$11,776	$43,033	$2,022	$1,816

(1)	The acquisition fees and expenses are presented as Acquisition Expenses on the consolidated statements of operations.

(2)
Asset management fees are presented as General and Administrative in 2016 and 2015 on the consolidated statements of operations. In 2014, this amount was separately disclosed as Vesting of Class B Units for Asset Management Services on the consolidated statements of operations.

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
Subordinated Participation in Net Sales Proceeds—The Operating Partnership may pay to Phillips Edison Special Limited Partner LLC (“Special Limited Partner”) a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15% of remaining net sales proceeds after return of capital contributions to stockholders plus payment to stockholders of a 7% cumulative, pre-tax-, non-compounded annual return on the capital contributed by stockholders. ARC has a 15% interest and PE-NTR has an 85% interest in the Special Limited Partner.
Subordinated Incentive Listing Distribution—The Operating Partnership may pay to the Special Limited Partner a subordinated incentive listing distribution upon the listing of our common stock on a national securities exchange. Such incentive listing distribution is equal to 15% of the amount by which the market value of all of our issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7% cumulative, pre-tax non-compounded annual return to stockholders.
Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated incentive listing distribution. No subordinated incentive listing distribution has been earned to date.
Subordinated Distribution Upon Termination of the Advisor Agreement—Upon termination or non-renewal of the PE-NTR Agreement, the Special Limited Partner shall be entitled to a subordinated termination distribution in the form of a non-interest bearing promissory note equal to 15% of the amount by which the value of our assets owned at the time of such termination or non-renewal plus distributions exceeds the aggregate capital contributed by stockholders plus an amount equal to a 7% cumulative, pre-tax non-compounded annual return to stockholders. In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or a liquidity event occurs. No such termination has occurred to date.
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

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the years ended December 31, 2016, 2015, and 2014, and any related amounts unpaid as of December 31, 2016 and 2015 (in thousands):

	For the Year Ended			Unpaid Amount as of
	December 31,			December 31,
	2016	2015	2014	2016	2015
Property management fees(1)	$9,929	$9,108	$7,245	$840	$755
Leasing commissions(2)	7,701	7,316	3,561	705	729
Construction management fees(2)	1,127	1,117	692	165	155
Other fees and reimbursements(3)	5,627	5,533	2,328	796	1,699
Total	$24,384	$23,074	$13,826	$2,506	$3,338

(1)	The property management fees are presented as Property Operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year are expensed immediately and presented as Depreciation and Amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year, and construction management fees, are capitalized and amortized over the life of the related leases or assets.

(3)	Other fees and reimbursements are presented as Property Operating and General and Administrative on the consolidated statements of operations based on the nature of the expense.
Dealer Manager—The dealer manager for our initial public offering was Realty Capital Securities, LLC (“Dealer Manager”). The Dealer Manager provided certain sales, promotional and marketing services in connection with the distribution of the shares of common stock offered under the primary portion of our initial public offering. Excluding shares sold pursuant to the “friends and family” program, the Dealer Manager was generally paid a sales commission equal to 7% of the gross proceeds from the sale of shares of the common stock sold in the primary offering and a dealer manager fee equal to 3% of the gross proceeds from the sale of shares of the common stock sold in the primary offering. The Dealer Manager typically re-allowed 100% of the selling commissions and a portion of the dealer manager fee to participating broker-dealers. Our agreement with the Dealer Manager terminated by its terms in connection with the close of our primary offering in February 2014.
Summarized below are the fees earned by the Dealer Manager for the year ended December 31, 2014 (in thousands):

2014
Selling commissions	$157
Selling commissions reallowed	157
Dealer manager fees	72
Dealer manager fees reallowed	29
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
As of December 31, 2016, PE-NTR owned 176,509 shares of our common stock, or approximately 0.10% of our outstanding common stock issued during our initial public offering period, which closed in February 2014. PE-NTR may not sell any of these shares while serving as our advisor.

13. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rental income to be received under non-cancelable operating leases in effect as of December 31, 2016, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
2017	$193,262
2018	176,646
2019	152,373
2020	129,596
2021	105,882
2022 and thereafter	351,262
Total	$1,109,021
No single tenant comprised 10% or more of our aggregate annualized base rent as of December 31, 2016.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2016
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$63,082	$63,053	$65,270	$66,325
Net income attributable to stockholders	2,219	560	2,464	3,689
Net income per share - basic and diluted	0.01	—	0.01	0.02

	2015
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$58,947	$59,194	$61,822	$62,136
Net income (loss) attributable to stockholders	4,971	5,370	5,183	(2,164)
Net income (loss) per share - basic and diluted	0.03	0.03	0.03	(0.01)

15. SUBSEQUENT EVENTS
Distributions
Distributions equal to a daily amount of $0.00183060 per share of common stock outstanding were paid subsequent to December 31, 2016, to the stockholders of record from December 1, 2016, through December 31, 2016, and distributions equal to a daily amount of $0.00183562 per share of common stock outstanding were paid subsequent to December 31, 2016, to the stockholders of record from January 1, 2017, through February 28, 2017, as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
December 1, 2016, through December 31, 2016	1/3/2017	$10,506	$4,765	$5,741
January 1, 2017, through January 31, 2017	2/1/2017	10,520	4,760	5,760
February 1, 2017, through February 28, 2017	3/1/2017	9,284	4,191	5,093
In January 2017 our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing January 1, 2017, through and including February 28, 2017. In February 2017 our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing March 1, 2017, through and including May 31, 2017. The authorized distributions equal a daily amount of $0.00183562 per share of common stock. We expect to pay these distributions on the first business day after the end of each month.

Acquisitions
Subsequent to December 31, 2016, we acquired the following property (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Atwater Marketplace	Atwater, California	Save Mart	2/10/2017	$14,800	96,224	94.6%
The supplemental purchase accounting disclosures required by GAAP relating to the recent acquisition of the aforementioned property have not been presented as the initial accounting for this acquisition was incomplete at the time this Annual Report on Form 10-K was filed with the SEC.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2016
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Lakeside Plaza	Salem, VA	$—	$3,344	$5,247	$171	$3,397	$5,365	$8,762	$1,866	1988	12/10/2010
Snow View Plaza	Parma, OH	—	4,104	6,432	411	4,266	6,681	10,947	2,654	1981/2008	12/15/2010
St. Charles Plaza	Haines City, FL	—	4,090	4,399	114	4,099	4,504	8,603	1,871	2007	6/10/2011
Centerpoint	Easley, SC	—	2,404	4,361	499	2,457	4,807	7,264	1,386	2002	10/14/2011
Southampton Village	Tyrone, GA	—	2,670	5,176	592	2,764	5,674	8,438	1,659	2003	10/14/2011
Burwood Village Center	Glen Burnie, MD	—	5,447	10,167	222	5,532	10,304	15,836	3,184	1971	11/9/2011
Cureton Town Center	Waxhaw, NC	—	5,896	6,197	299	5,933	6,459	12,392	2,387	2006	12/29/2011
Tramway Crossing	Sanford, NC	—	2,016	3,070	407	2,095	3,398	5,493	1,193	1996/2000	2/23/2012
Westin Centre	Fayetteville, NC	—	2,190	3,499	103	2,231	3,561	5,792	1,292	1996/1999	2/23/2012
The Village at Glynn Place	Brunswick, GA	—	5,202	6,095	247	5,247	6,297	11,544	2,616	1996	4/27/2012
Meadowthorpe Shopping Center	Lexington, KY	—	4,093	4,185	362	4,133	4,507	8,640	1,473	1989/2008	5/9/2012
New Windsor Marketplace	Windsor, CO	—	3,867	1,329	235	3,943	1,488	5,431	711	2003	5/9/2012
Vine Street Square	Kissimmee, FL	—	7,049	5,618	370	7,066	5,971	13,037	2,064	1996/2011	6/4/2012
Northtowne Square	Gibsonia, PA	—	2,844	7,210	344	3,072	7,326	10,398	2,718	1993	6/19/2012
Brentwood Commons	Bensenville, IL	—	6,106	8,025	725	6,138	8,718	14,856	2,299	1981/2001	7/5/2012
Sidney Towne Center	Sidney, OH	—	1,430	3,802	922	1,823	4,331	6,154	1,396	1981/2007	8/2/2012
Broadway Plaza	Tucson, AZ	6,371	4,979	7,169	793	5,339	7,602	12,941	2,170	1982-1995	8/13/2012
Richmond Plaza	Augusta, GA	—	7,157	11,244	1,155	7,318	12,238	19,556	3,294	1980/2009	8/30/2012
Publix at Northridge	Sarasota, FL	—	5,671	5,632	256	5,709	5,850	11,559	1,476	2003	8/30/2012
Baker Hill Center	Glen Ellyn, IL	—	7,068	13,737	730	7,222	14,313	21,535	3,183	1998	9/6/2012
New Prague Commons	New Prague, MN	—	3,248	6,605	68	3,282	6,639	9,921	1,500	2008	10/12/2012
Brook Park Plaza	Brook Park, OH	1,596	2,545	7,594	521	2,718	7,942	10,660	1,901	2001	10/23/2012
Heron Creek Towne Center	North Port, FL	—	4,062	4,082	83	4,078	4,149	8,227	1,109	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster, CA	—	6,352	13,529	221	6,408	13,694	20,102	2,841	1991/2012	12/26/2012
Hilfiker Square	Salem, OR	—	2,455	4,750	49	2,498	4,756	7,254	870	1984/2011	12/28/2012
Village One Plaza	Modesto, CA	—	5,166	18,752	259	5,217	18,960	24,177	3,100	2007	12/28/2012
Butler Creek	Acworth, GA	—	3,925	6,129	743	4,224	6,573	10,797	1,516	1989	1/15/2013
Fairview Oaks	Ellenwood, GA	—	3,563	5,266	247	3,714	5,362	9,076	1,234	1996	1/15/2013
Grassland Crossing	Alpharetta, GA	—	3,680	5,791	677	3,780	6,368	10,148	1,411	1996	1/15/2013
Hamilton Ridge	Buford, GA	—	4,054	7,168	393	4,162	7,453	11,615	1,614	2002	1/15/2013
Mableton Crossing	Mableton, GA	—	4,426	6,413	509	4,561	6,787	11,348	1,560	1997	1/15/2013
The Shops at Westridge	McDonough, GA	—	2,788	3,901	418	2,794	4,313	7,107	967	2006	1/15/2013
Fairlawn Town Centre	Fairlawn, OH	—	10,397	29,005	1,609	10,843	30,168	41,011	6,502	1962/1996	1/30/2013
Macland Pointe	Marietta, GA	—	3,450	5,364	776	3,690	5,900	9,590	1,385	1992	2/13/2013
Murray Landing	Irmo, SC	6,330	2,927	6,856	1,060	2,966	7,877	10,843	1,337	2003	3/21/2013
Vineyard Center	Tallahassee, FL	6,600	2,761	4,221	236	2,811	4,407	7,218	883	2002	3/21/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2016
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Kleinwood Center	Spring, TX	23,640	11,477	18,954	652	11,563	19,520	31,083	3,733	2003	3/21/2013
Lutz Lake Crossing	Lutz, FL	—	2,636	6,601	178	2,645	6,770	9,415	1,163	2002	4/4/2013
Publix at Seven Hills	Spring Hill, FL	—	2,171	5,642	428	2,319	5,922	8,241	1,094	1991/2006	4/4/2013
Hartville Centre	Hartville, OH	—	2,069	3,692	905	2,173	4,493	6,666	887	1988/2008	4/23/2013
Sunset Center	Corvallis, OR	—	7,933	14,939	340	7,985	15,227	23,212	2,602	1998/2000	5/31/2013
Savage Town Square	Savage, MN	—	4,106	9,409	167	4,188	9,494	13,682	1,660	2003	6/19/2013
Northcross	Austin, TX	—	30,725	25,627	770	30,833	26,289	57,122	4,398	1975/2006/2010	6/24/2013
Glenwood Crossing	Kenosha, WI	—	1,872	9,914	372	1,939	10,219	12,158	1,474	1992	6/27/2013
Pavilions at San Mateo	Albuquerque, NM	—	6,471	18,725	555	6,636	19,115	25,751	3,000	1997	6/27/2013
Shiloh Square	Kennesaw, GA	—	4,685	8,728	792	4,785	9,420	14,205	1,539	1996/2003	6/27/2013
Boronda Plaza	Salinas, CA	—	9,027	11,870	183	9,075	12,005	21,080	1,874	2003/2006	7/3/2013
Westwoods Shopping Center	Arvada, CO	—	3,706	11,115	234	3,814	11,241	15,055	1,759	2003	8/8/2013
Paradise Crossing	Lithia Springs, GA	—	2,204	6,064	296	2,302	6,262	8,564	1,028	2000	8/13/2013
Contra Loma Plaza	Antioch, CA	—	2,846	3,926	1,073	3,043	4,802	7,845	648	1989	8/19/2013
South Oaks Plaza	St. Louis, MO	—	1,938	6,634	217	2,020	6,769	8,789	1,025	1969/1987	8/21/2013
Yorktown Centre	Erie, PA	—	3,736	15,395	971	3,988	16,114	20,102	2,869	1989/2013	8/30/2013
Stockbridge Commons	Fort Mill, SC	—	4,818	9,281	383	4,825	9,657	14,482	1,530	2003/2012	9/3/2013
Dyer Crossing	Dyer, IN	10,041	6,017	10,214	250	6,081	10,400	16,481	1,665	2004/2005	9/4/2013
East Burnside Plaza	Portland, OR	—	2,484	5,422	67	2,538	5,435	7,973	678	1955/1999	9/12/2013
Red Maple Village	Tracy, CA	—	9,250	19,466	225	9,358	19,583	28,941	2,477	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor, FL	—	2,335	7,918	352	2,335	8,270	10,605	1,164	2010	9/25/2013
CitiCentre Plaza	Carroll, IA	—	770	2,530	234	939	2,595	3,534	463	1991/1995	10/2/2013
Duck Creek Plaza	Bettendorf, IA	—	4,611	13,007	942	5,056	13,504	18,560	1,974	2005/2006	10/8/2013
Cahill Plaza	Inver Grove Heights, MN	—	2,587	5,113	481	2,829	5,352	8,181	854	1995	10/9/2013
Pioneer Plaza	Springfield, OR	—	4,948	5,680	374	5,071	5,931	11,002	953	1989/2008	10/18/2013
Fresh Market	Normal, IL	—	4,459	17,773	254	4,647	17,839	22,486	1,292	2002	10/22/2013
Courthouse Marketplace	Virginia Beach, VA	—	6,131	8,061	635	6,301	8,526	14,827	1,239	2005	10/25/2013
Hastings Marketplace	Hastings, MN	—	3,980	10,044	259	4,093	10,190	14,283	1,525	2002	11/6/2013
Shoppes of Paradise Lakes	Miami, FL	5,616	5,811	6,019	407	5,982	6,255	12,237	1,055	1999	11/7/2013
Coquina Plaza	Davie, FL	6,877	9,458	11,770	277	9,476	12,029	21,505	1,709	1998	11/7/2013
Butler’s Crossing	Watkinsville, GA	—	1,338	6,682	607	1,376	7,251	8,627	1,053	1997	11/7/2013
Lakewood Plaza	Spring Hill, FL	—	4,495	10,028	500	4,514	10,509	15,023	1,752	1993/1997	11/7/2013
Collington Plaza	Bowie, MD	—	12,207	15,142	451	12,282	15,518	27,800	2,062	1996	11/21/2013
Golden Town Center	Golden, CO	—	7,066	10,166	801	7,265	10,768	18,033	1,651	1993/2003	11/22/2013
Northstar Marketplace	Ramsey, MN	—	2,810	9,204	459	2,914	9,559	12,473	1,422	2004	11/27/2013
Bear Creek Plaza	Petoskey, MI	—	5,677	17,611	66	5,726	17,628	23,354	2,546	1998/2009	12/19/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2016
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Flag City Station	Findlay, OH	—	4,685	9,630	406	4,749	9,972	14,721	1,566	1992	12/19/2013
Southern Hills Crossing	Moraine, OH	—	778	1,481	37	791	1,505	2,296	274	2002	12/19/2013
Sulphur Grove	Huber Heights, OH	—	553	2,142	130	605	2,220	2,825	296	2004	12/19/2013
East Side Square	Springfield, OH	—	394	963	64	407	1,014	1,421	173	2007	12/19/2013
Hoke Crossing	Clayton, OH	—	481	1,059	42	509	1,073	1,582	175	2006	12/19/2013
Town & Country Shopping Center	Noblesville, IN	—	7,360	16,269	239	7,361	16,507	23,868	2,580	1998	12/19/2013
Sterling Pointe Center	Lincoln, CA	—	7,038	20,822	831	7,227	21,464	28,691	2,495	2004	12/20/2013
Southgate Shopping Center	Des Moines, IA	—	2,434	8,357	500	2,665	8,626	11,291	1,279	1972/2013	12/20/2013
Arcadia Plaza	Phoenix, AZ	—	5,774	6,904	266	5,830	7,114	12,944	1,032	1980	12/30/2013
Stop & Shop Plaza	Enfield, CT	12,656	8,892	15,028	525	9,121	15,324	24,445	2,174	1988	12/30/2013
Fairacres Shopping Center	Oshkosh, WI	—	3,542	5,190	342	3,744	5,330	9,074	962	1992/2013	1/21/2014
Savoy Plaza	Savoy, IL	13,585	4,304	10,895	441	4,368	11,272	15,640	1,668	1999/2007	1/31/2014
The Shops of Uptown	Park Ridge, IL	—	7,744	16,884	344	7,801	17,171	24,972	1,978	2006	2/25/2014
Chapel Hill North	Chapel Hill, NC	7,390	4,776	10,190	435	4,851	10,550	15,401	1,487	1998	2/28/2014
Winchester Gateway	Winchester, VA	—	9,342	23,468	1,417	9,395	24,832	34,227	2,931	2006	3/5/2014
Stonewall Plaza	Winchester, VA	—	7,929	16,642	492	7,945	17,118	25,063	2,135	2007	3/5/2014
Coppell Market Center	Coppell, TX	12,586	4,869	12,237	79	4,907	12,278	17,185	1,504	2008	3/5/2014
Harrison Pointe	Cary, NC	—	10,006	11,208	349	10,155	11,408	21,563	1,990	2002	3/11/2014
Town Fair Center	Louisville, KY	—	8,108	14,411	2,333	8,262	16,590	24,852	2,198	1988/1994	3/12/2014
Villages at Eagles Landing	Stockbridge, GA	2,363	2,824	5,515	518	2,927	5,930	8,857	1,004	1995	3/13/2014
Towne Centre at Wesley Chapel	Wesley Chapel, FL	—	2,465	5,554	121	2,505	5,635	8,140	782	2000	3/14/2014
Dean Taylor Crossing	Suwanee, GA	—	3,903	8,192	160	3,986	8,269	12,255	1,258	2000	3/14/2014
Champions Gate Village	Davenport, FL	—	1,813	6,060	125	1,844	6,154	7,998	900	2001	3/14/2014
Goolsby Pointe	Riverview, FL	—	4,131	5,341	258	4,151	5,579	9,730	858	2000	3/14/2014
Statler Square	Staunton, VA	7,802	4,108	9,072	657	4,494	9,343	13,837	1,330	1989	3/21/2014
Burbank Plaza	Burbank, IL	—	2,971	4,546	2,220	3,477	6,260	9,737	900	1972/1995	3/25/2014
Hamilton Village	Chattanooga, TN	—	11,691	18,968	1,008	11,966	19,701	31,667	2,890	1989	4/3/2014
Waynesboro Plaza	Waynesboro, VA	—	5,597	8,334	92	5,632	8,391	14,023	1,157	2005	4/30/2014
Southwest Marketplace	Las Vegas, NV	—	16,019	11,270	484	16,072	11,701	27,773	1,677	2008	5/5/2014
Hampton Village	Taylors, SC	—	5,456	7,254	2,055	5,690	9,075	14,765	1,204	1959/1998	5/21/2014
Central Station	Louisville, KY	—	6,144	6,931	566	6,360	7,281	13,641	1,022	2005/2007	5/23/2014
Kirkwood Market Place	Houston, TX	—	5,786	9,697	322	5,840	9,965	15,805	1,140	1979/2008	5/23/2014
Fairview Plaza	New Cumberland, PA	—	2,787	8,500	173	2,879	8,581	11,460	974	1992/1999	5/27/2014
Broadway Promenade	Sarasota, FL	—	3,832	6,795	79	3,832	6,874	10,706	765	2007	5/28/2014
Townfair Shopping Center	Indiana, PA	14,563	7,007	13,233	784	7,138	13,886	21,024	1,717	1995/2010	5/29/2014
Deerwood Lake Commons	Jacksonville, FL	—	2,198	8,878	179	2,255	9,000	11,255	1,007	2003	5/30/2014

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2016
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Heath Brook Commons	Ocala, FL	—	3,470	8,353	250	3,508	8,565	12,073	997	2002	5/30/2014
Park View Square	Miramar, FL	—	5,701	9,303	376	5,738	9,642	15,380	1,108	2003	5/30/2014
St. Johns Commons	Jacksonville, FL	—	1,599	10,387	186	1,705	10,467	12,172	1,162	2003	5/30/2014
West Creek Commons	Coconut Creek, FL	6,233	7,404	12,710	486	7,468	13,132	20,600	1,210	2003	5/30/2014
Lovejoy Village	Jonesboro, GA	—	1,296	7,029	190	1,321	7,194	8,515	784	2001	6/3/2014
The Orchards	Yakima, WA	—	5,425	8,743	86	5,453	8,801	14,254	1,061	2002	6/3/2014
Hannaford Plaza	Waltham, MA	—	4,614	7,903	180	4,688	8,009	12,697	809	1950/1993	6/23/2014
Shaw’s Plaza Easton	Easton, MA	—	5,520	7,173	273	5,657	7,309	12,966	931	1984/2004	6/23/2014
Shaw’s Plaza Hanover	Hanover, MA	—	2,826	5,314	9	2,825	5,324	8,149	611	1994	6/23/2014
Cushing Plaza	Cohasset, MA	—	5,752	14,796	205	5,919	14,834	20,753	1,471	1997	6/23/2014
Lynnwood Place	Jackson, TN	—	3,341	4,826	1,127	3,509	5,785	9,294	806	1986/2013	7/28/2014
Foothills Shopping Center	Lakewood, CO	—	1,479	2,611	90	1,689	2,491	4,180	383	1984	7/31/2014
Battle Ridge Pavilion	Marietta, GA	—	3,124	9,866	237	3,202	10,025	13,227	1,114	1999	8/1/2014
Thompson Valley Towne Center	Loveland, CO	6,401	5,759	17,387	1,068	5,911	18,303	24,214	1,858	1999	8/1/2014
Lumina Commons	Wilmington, NC	8,630	2,006	11,250	384	2,038	11,602	13,640	1,083	1974/2007	8/4/2014
Driftwood Village	Ontario, CA	—	6,811	12,993	685	7,028	13,461	20,489	1,495	1985	8/7/2014
French Golden Gate	Bartow, FL	3,281	2,599	12,877	1,015	2,671	13,820	16,491	1,261	1960/2011	8/28/2014
Orchard Square	Washington Township, MI	6,729	1,361	11,550	155	1,410	11,656	13,066	1,204	1999	9/8/2014
Trader Joe’s Center	Dublin, OH	—	2,338	7,922	514	2,512	8,262	10,774	893	1986	9/11/2014
Palmetto Pavilion	North Charleston, SC	—	2,509	8,526	379	2,835	8,579	11,414	857	2003	9/11/2014
Five Town Plaza	Springfield, MA	—	8,912	19,635	2,571	9,616	21,502	31,118	2,556	1970/2013	9/24/2014
Beavercreek Towne Center	Beavercreek, OH	—	14,055	30,799	354	14,293	30,915	45,208	3,430	1994	10/24/2014
Fairfield Crossing	Beavercreek, OH	—	3,571	10,026	69	3,605	10,061	13,666	1,014	1994	10/24/2014
Grayson Village	Loganville, GA	—	3,952	5,620	347	4,006	5,913	9,919	917	2002	10/24/2014
The Fresh Market Commons	Pawleys Island, SC	—	2,442	4,941	47	2,442	4,988	7,430	528	2011	10/28/2014
Claremont Village	Everett, WA	—	5,511	10,544	648	5,731	10,972	16,703	1,110	1994/2012	11/6/2014
Juan Tabo Plaza	Albuquerque, NM	—	2,466	4,568	557	2,591	5,000	7,591	656	1975/1989	11/12/2014
Cherry Hill Marketplace	Westland, MI	—	4,641	10,137	1,040	4,858	10,960	15,818	1,061	1992/2000	12/17/2014
The Shoppes at Ardrey Kell	Charlotte, NC	—	6,724	8,150	561	6,794	8,641	15,435	949	2008	12/17/2014
Nor'Wood Shopping Center	Colorado Springs, CO	—	5,358	6,684	77	5,410	6,709	12,119	796	2003	1/8/2015
Sunburst Plaza	Glendale, AZ	—	3,435	6,041	343	3,476	6,343	9,819	781	1970	2/11/2015
Rivermont Station	Alpharetta, GA	2,284	6,876	8,917	640	7,093	9,340	16,433	1,158	1996/2003	2/27/2015
Breakfast Point Marketplace	Panama City Beach, FL	8,713	5,579	12,051	412	5,760	12,282	18,042	1,062	2009/2010	3/13/2015
Falcon Valley	Lenexa, KS	5,157	3,131	6,874	77	3,175	6,907	10,082	659	2008/2009	3/13/2015
Lake Wales	Lake Wales, FL	1,605	1,273	2,164	—	1,273	2,164	3,437	209	1998	3/13/2015
Lakeshore Crossing	Gainesville, GA	4,600	3,857	5,937	32	3,857	5,969	9,826	737	1993/1994	3/13/2015

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2016
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Onalaska	Onalaska, WI	3,925	2,669	5,648	—	2,669	5,648	8,317	607	1992/1993	3/13/2015
Coronado Center	Santa Fe, NM	—	4,395	16,461	494	4,424	16,926	21,350	1,139	1964	5/1/2015
Northwoods Crossing	Taunton, MA	—	10,092	14,437	189	10,223	14,495	24,718	670	2003/2010	5/24/2016
Murphy Marketplace	Murphy, TX	—	28,652	33,122	312	28,759	33,327	62,086	795	2008/2015	6/24/2016
Harbour Village	Jacksonville, FL	—	5,630	16,727	146	5,719	16,784	22,503	197	2006	9/22/2016
Oak Mill Plaza	Niles, IL	1,298	6,843	13,692	219	6,913	13,841	20,754	178	1977	10/3/2016
Southern Palms	Tempe, AZ	24,349	10,026	24,346	—	10,026	24,346	34,372	182	1982	10/26/2016
Golden Eagle Village	Clermont, FL	7,500	3,068	7,735	—	3,068	7,735	10,803	66	2011	10/27/2016
Georgesville Square	Columbus, OH	—	11,137	19,663	—	11,137	19,663	30,800	81	1996	12/15/2016
Totals		$228,721	$779,250	$1,480,744	$69,086	$796,192	$1,532,888	$2,329,080	$222,557
(1) The initial cost to us represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(2) The aggregate cost of real estate owned at December 31, 2016.
(3) The aggregate cost of properties for Federal income tax purposes is approximately $2.5 billion at December 31, 2016.
Reconciliation of real estate owned:

	2016	2015
Balance at January 1	$2,116,480	$1,980,634
Additions during the year:
Real estate acquisitions	219,053	116,939
Net additions to/improvements of real estate	26,369	20,705
Deductions during the year:
Real estate dispositions	(32,822)	(1,798)
Balance at December 31	$2,329,080	$2,116,480
Reconciliation of accumulated depreciation:

	2016	2015
Balance at January 1	$152,433	$83,050
Additions during the year:
Depreciation expense	73,703	69,413
Deductions during the year:
Accumulated depreciation of real estate dispositions	(3,579)	(30)
Balance at December 31	$222,557	$152,433
* * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of March 2017.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2017
Jeffrey S. Edison

/s/ DEVIN I. MURPHY	Chief Financial Officer (Principal Financial Officer)	March 9, 2017
Devin I. Murphy

/s/ JENNIFER L. ROBISON	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2017
Jennifer L. Robison

/s/ LESLIE T. CHAO	Director	March 9, 2017
Leslie T. Chao

/s/ PAUL J. MASSEY, JR.	Director	March 9, 2017
Paul J. Massey, Jr.

/s/ STEPHEN R. QUAZZO	Director	March 9, 2017
Stephen R. Quazzo

/s/ GREGORY S. WOOD	Director	March 9, 2017
Gregory S. Wood