Form 10-Q
period 2017-03-31
PHILLIPS EDISON GROCERY CENTER REIT I, INC.
filed 2017-05-11
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2017, there were 182.8 million outstanding shares of common stock of Phillips Edison Grocery Center REIT I, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate:
Land and improvements	$802,626	$796,192
Building and improvements	1,543,837	1,532,888
Acquired in-place lease assets	214,732	212,916
Acquired above-market lease assets	42,120	42,009
Total investment in real estate assets	2,603,315	2,584,005
Accumulated depreciation and amortization	(362,306)	(334,348)
Total investment in real estate assets, net	2,241,009	2,249,657
Cash and cash equivalents	5,894	8,224
Restricted cash	5,065	41,722
Other assets, net	89,542	80,585
Total assets	$2,341,510	$2,380,188

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$1,075,247	$1,056,156
Acquired below-market lease liabilities, net of accumulated amortization of $21,811 and $20,255, respectively	42,069	43,032
Accounts payable – affiliates	4,805	4,571
Accounts payable and other liabilities	49,060	51,642
Total liabilities	1,171,181	1,155,401
Commitments and contingencies (Note 6)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at March 31, 2017
and December 31, 2016, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 182,452 and 185,062 shares issued and
outstanding at March 31, 2017 and December 31, 2016, respectively	1,825	1,851
Additional paid-in capital	1,600,515	1,627,098
Accumulated other comprehensive income	12,403	10,587
Accumulated deficit	(467,383)	(438,155)
Total stockholders’ equity	1,147,360	1,201,381
Noncontrolling interests	22,969	23,406
Total equity	1,170,329	1,224,787
Total liabilities and equity	$2,341,510	$2,380,188

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$51,093	$46,939
Tenant recovery income	16,936	15,944
Other property income	274	199
Total revenues	68,303	63,082
Expenses:
Property operating	11,432	10,291
Real estate taxes	10,258	9,411
General and administrative	7,830	7,553
Depreciation and amortization	27,624	25,706
Total expenses	57,144	52,961
Other:
Interest expense, net	(8,390)	(7,732)
Other expense, net	(1,635)	(136)
Net income	1,134	2,253
Net income attributable to noncontrolling interests	(28)	(34)
Net income attributable to stockholders	$1,106	$2,219
Earnings per common share:
Net income per share attributable to stockholders - basic and diluted	$0.01	$0.01
Weighted-average common shares outstanding:
Basic	183,230	182,246
Diluted	186,022	185,031

Comprehensive income (loss):
Net income	$1,134	$2,253
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	1,219	(8,307)
Reclassification of derivative loss to interest expense	597	946
Comprehensive income (loss)	2,950	(5,108)
Comprehensive income attributable to noncontrolling interests	(28)	(34)
Comprehensive income (loss) attributable to stockholders	$2,922	$(5,142)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2016	181,308	$1,813	$1,588,541	$22	$(323,761)	$1,266,615	$25,177	$1,291,792
Share repurchases	(212)	(2)	(2,160)	—	—	(2,162)	—	(2,162)
Dividend reinvestment plan (“DRIP”)	1,496	15	15,241	—	—	15,256	—	15,256
Change in loss on interest rate swaps	—	—	—	(7,361)	—	(7,361)	—	(7,361)
Common distributions declared, $0.17 per share	—	—	—	—	(30,377)	(30,377)	—	(30,377)
Distributions to noncontrolling interests	—	—	—	—	—	—	(468)	(468)
Net income	—	—	—	—	2,219	2,219	34	2,253
Balance at March 31, 2016	182,592	$1,826	$1,601,622	$(7,339)	$(351,919)	$1,244,190	$24,743	$1,268,933

Balance at January 1, 2017	185,062	$1,851	$1,627,098	$10,587	$(438,155)	$1,201,381	$23,406	$1,224,787
Share repurchases	(3,955)	(40)	(40,300)	—	—	(40,340)	—	(40,340)
DRIP	1,345	14	13,702	—	—	13,716	—	13,716
Change in loss on interest rate swaps	—	—	—	1,816	—	1,816	—	1,816
Common distributions declared, $0.17 per share	—	—	—	—	(30,334)	(30,334)	—	(30,334)
Distributions to noncontrolling interests	—	—	—	—	—	—	(465)	(465)
Share-based compensation	—	—	15	—	—	15	—	15
Net income	—	—	—	—	1,106	1,106	28	1,134
Balance at March 31, 2017	182,452	$1,825	$1,600,515	$12,403	$(467,383)	$1,147,360	$22,969	$1,170,329

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)
(In thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,134	$2,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,284	24,933
Net amortization of above- and below-market leases	(331)	(272)
Amortization of deferred financing expense	1,192	1,063
Net (gain) loss on write-off of unamortized capitalized leasing commissions, market debt adjustment,
and deferred financing expense	(477)	52
Straight-line rental income	(493)	(899)
Other	36	175
Changes in operating assets and liabilities:
Other assets	(6,929)	424
Accounts payable – affiliates	234	(1,286)
Accounts payable and other liabilities	(1,194)	(1,484)
Net cash provided by operating activities	20,456	24,959
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(16,069)	—
Capital expenditures	(5,457)	(4,274)
Proceeds from sale of real estate	36,150	—
Change in restricted cash	757	71
Net cash provided by (used in) investing activities	15,381	(4,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	57,000	(9,000)
Payments on mortgages and loans payable	(37,710)	(25,026)
Distributions paid, net of DRIP	(16,656)	(15,064)
Distributions to noncontrolling interests	(461)	(306)
Repurchases of common stock	(40,340)	(1,182)
Net cash used in financing activities	(38,167)	(50,578)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,330)	(29,822)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,224	40,680
End of period	$5,894	$10,858

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$8,178	$7,478
Accrued capital expenditures	1,970	1,018
Change in distributions payable	(38)	57
Change in distributions payable - noncontrolling interests	4	162
Change in accrued share repurchase obligation	—	980
Distributions reinvested	13,716	15,256
Like-kind exchange of real estate:
Utilization of funds held for acquisitions	(35,900)	—

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
We invest primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national and regional retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. As of March 31, 2017, we owned fee simple interests in 154 real estate properties acquired from third parties unaffiliated with us or PE-NTR.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the three months ended March 31, 2017, except for the items discussed below. For a full summary of our accounting policies, refer to our 2016 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2017.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT I, Inc. for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2017, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Reclassifications—The following line items on our consolidated statement of cash flows for the three months ended March 31, 2016, were reclassified to conform to the current year presentation:

•	Change in Fair Value of Derivative and Loss on Disposal of Real Estate Assets were reclassified to Other.
Newly Adopted and Recently Issued Accounting Pronouncements—We adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, and applied it prospectively. For a more detailed discussion of this adoption, see Note 4.

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
This update outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the Financial Accounting Standard Board (“FASB”) provided for a one-year deferral of the effective date for ASU 2014-09, making it effective for annual reporting periods beginning after December 15, 2017.
January 1, 2018
Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, we do not expect the adoption of this standard to have a material impact on our rental income. We continue to evaluate the effect of this standard on our other sources of revenue. These include reimbursement amounts we receive from tenants for operating expenses such as real estate taxes, insurance, and other common area maintenance. However, we currently do not believe the adoption of this standard will significantly affect the timing of the recognition of our reimbursement revenue. We currently plan to adopt this guidance on a modified retrospective basis.

ASU 2016-02, Leases (Topic 842)
This update amends existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.
January 1, 2019
We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements. We have identified areas within our accounting policies we believe could be impacted by the new standard. We may have a change in presentation on our consolidated statement of income with regards to Tenant Recovery Income, which includes reimbursement amounts we receive from tenants for operating expenses such as real estate taxes, insurance, and other common area maintenance. Additionally, this standard impacts the lessor’s ability to capitalize certain costs related to the leasing of vacant space.

ASU 2016-15, Statement of Cash Flows (Topic 230)
This update addresses the presentation of eight specific cash receipts and cash payments on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2018
We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements. Of the eight specific cash receipts and cash payments listed within this guidance, we believe only two would be applicable to our business as it stands currently: debt prepayment or debt extinguishment costs and proceeds from settlement of insurance claims. We will continue to evaluate the impact that adoption of the standard will have on our presentation of these and any other applicable cash receipts and cash payments.

ASU 2016-18, Statement of Cash Flows (Topic 230)
This update amends existing guidance in order to clarify the classification and presentation of restricted cash on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2018
Upon adoption, we will include amounts generally described as restricted cash within the beginning-of-period, change, and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.

ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)
This update amends existing guidance in order to provide consistency in accounting for the derecognition of a business or nonprofit activity. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2018
We will adopt this standard concurrently with ASU 2014-09, listed above. We expect the adoption will impact our transactions that are subject to the amendments, which, although expected to be infrequent, would include a partial sale of real estate or contribution of a nonfinancial asset to form a joint venture.

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
The following is a summary of borrowings as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Fair value	$1,086,123	$1,056,990
Recorded value(1)	1,083,631	1,065,180

(1)	Recorded value does not include deferred financing costs, net of $8.4 million and $9.0 million as of March 31, 2017 and December 31, 2016, respectively.
Derivative Instruments—As of March 31, 2017 and December 31, 2016, we had three interest rate swaps that fixed the LIBOR rate on $387 million of our unsecured term loan facility (“Term Loans”), as well as a forward starting interest rate swap agreement that will fix the LIBOR rate on $255 million of our Term Loans effective July 2017. As of March 31, 2017 and December 31, 2016, we were also party to an interest rate swap agreement that fixed the variable interest rate on $11.0 million of one of our secured variable-rate mortgage notes. For a more detailed discussion of our derivatives and hedging activities, see Note 7.
All interest rate swap agreements are measured at fair value on a recurring basis. The fair values of the interest rate swap agreements as of March 31, 2017 and December 31, 2016, were based on the estimated amount we would receive or pay to terminate the contract at the reporting date and were determined using interest rate pricing models and interest rate-related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2017 and December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our financial asset and liability as of March 31, 2017 and December 31, 2016, were as follows (in thousands):

	March 31, 2017	December 31, 2016
Derivative asset:
Interest rate swaps designated as hedging instruments - Term Loans	$13,661	$11,916
Derivative liability:
Interest rate swap not designated as hedging instrument - mortgage note	194	262

4. REAL ESTATE ACQUISITIONS
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amends existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our acquisition activity will no longer be considered a business combination and will instead be classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of income and comprehensive income (loss) have been capitalized and will be amortized over the life of the related assets.
During the three months ended March 31, 2017, we acquired one grocery-anchored shopping center for a cost of $15.0 million, including acquisition costs. This acquisition closed out the reverse Section 1031 like-kind exchange outstanding as of December 31, 2016. We did not acquire any properties during the three months ended March 31, 2016.
For the three months ended March 31, 2017, we allocated the purchase price of our acquisition to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

2017
Land and improvements	$6,113
Building and improvements	7,594
Acquired in-place leases	1,817
Acquired above-market leases	110
Acquired below-market leases	(593)
Net assets acquired	$15,041
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the three months ended March 31, 2017, are as follows (in years):

2017
Acquired in-place leases	15
Acquired above-market leases	4
Acquired below-market leases	24

5. MORTGAGES AND LOANS PAYABLE
The following is a summary of the outstanding principal balances of our debt obligations as of March 31, 2017 and December 31, 2016 (in thousands):

	Interest Rate(1)	March 31, 2017	December 31, 2016
Revolving credit facility(2)(3)	2.23%	$233,968	$176,969
Term loan due 2019(3)	2.46%	100,000	100,000
Term loan due 2020(3)	2.65%	175,000	175,000
Term loan due 2021	2.18%-2.80%	125,000	125,000
Term loan due 2023	2.63%	255,000	255,000
Mortgages payable(4)	3.43%-7.91%	191,011	228,721
Assumed market debt adjustments, net(5)		3,652	4,490
Deferred financing costs, net(6)		(8,384)	(9,024)
Total		$1,075,247	$1,056,156

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 7).

(2)
The gross borrowings under our revolving credit facility were $108 million during the three months ended March 31, 2017. The gross payments on our revolving credit facility were $51 million during the three months ended March 31, 2017. The revolving credit facility had a capacity of $500 million as of March 31, 2017 and December 31, 2016.

(3)
The revolving credit facility matures in December 2017. The revolving credit facility and term loans have options to extend their maturities to 2018 and 2021, respectively. A maturity date extension for the first or second tranche on the term loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.

(4)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies, nor do they constitute obligations of such consolidated limited liability companies as of March 31, 2017 and December 31, 2016.

(5)	Net of accumulated amortization of $4.1 million and $6.1 million as of March 31, 2017 and December 31, 2016, respectively.

(6)
Deferred financing costs shown are related to our Term Loans and mortgages payable and are net of accumulated amortization of $4.1 million and $3.9 million as of March 31, 2017 and December 31, 2016, respectively. Deferred financing costs related to the revolving credit facility, which are included in Other Assets, Net, were $1.6 million and $2.2 million as of March 31, 2017 and December 31, 2016, respectively, and are net of accumulated amortization of $7.3 million and $6.7 million, respectively.

As of March 31, 2017 and December 31, 2016, the weighted-average interest rate for all of our mortgages and loans payable was 3.0%.
The allocation of total debt between fixed and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing costs, as of March 31, 2017 and December 31, 2016, is summarized below (in thousands):

	March 31, 2017	December 31, 2016
As to interest rate:(1)
Fixed-rate debt	$578,011	$615,721
Variable-rate debt	501,968	444,969
Total	$1,079,979	$1,060,690
As to collateralization:
Unsecured debt	$888,968	$831,969
Secured debt	191,011	228,721
Total	$1,079,979	$1,060,690

(1)	Includes the effects of derivative financial instruments (see Notes 3 and 7).

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

7. DERIVATIVES AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.
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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings, which resulted in a loss of $0.1 million for the three months ended March 31, 2017. A floor feature on the interest rate of our hedged debt that was not included on the associated interest rate swap caused this ineffectiveness.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $0.7 million will be reclassified from Other Comprehensive Income (Loss) to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of March 31, 2017 and December 31, 2016, and includes an interest rate swap that we entered into in October 2016 with a notional amount of $255 million that is not effective until July 2017 (notional amount in thousands):

Count	Notional Amount	Fixed LIBOR	Maturity Date
4	$642,000	1.2% - 1.5%	2019 - 2023
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of these derivative instruments, as well as any payments, are recorded directly in Other Expense, Net and resulted in a gain of approximately $14,000 and a loss of $119,000 for the three months ended March 31, 2017 and 2016, respectively.
Credit-risk-related Contingent Features
We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of March 31, 2017 and December 31, 2016, the fair value of our derivatives excluded any adjustment for nonperformance risk related to these agreements. As of March 31, 2017 and December 31, 2016, we had not posted any collateral related to these agreements.

8. EQUITY
On May 9, 2017, our board of directors reaffirmed its estimated value per share of our common stock of $10.20 based substantially on the estimated market value of our portfolio of real estate properties as of March 31, 2017. We engaged a third party valuation firm to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2017, which reflected certain balance sheet assets and liabilities as of that date.
Dividend Reinvestment Plan—We have adopted a DRIP that allows stockholders to invest distributions in additional shares of our common stock. For the three months ended March 31, 2017 and 2016, shares were issued under the DRIP at a price of $10.20 per share.
Share Repurchase Program—Our share repurchase program (“SRP”) provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
During the three months ended March 31, 2017, repurchase requests surpassed the funding limits under the SRP. Approximately $40.3 million of shares of common stock were repurchased under our SRP during the three months ended March 31, 2017. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis. As of March 31, 2017, we had 6.5 million shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn.
Due to the program’s funding limits, the funds available for repurchases during the remainder of 2017 will be insufficient to meet all requests. Because we are unable to fulfill all repurchase requests in any month, we will honor requests on a pro rata basis to the extent possible. We continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
Class B and Operating Partnership Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PE-NTR. The vesting of the Class B units is contingent upon a market condition and service condition. Once vested, Class B units may be converted into Operating Partnership units (“OP units”) in accordance with the terms of the Operating Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). OP units may be exchanged at the election of the holder for cash or, at the option of the Operating Partnership, for shares of our common stock, under the terms of exchange rights agreements to be prepared at a future date, provided, however, that the OP units have been outstanding for at least one year. PE-NTR has agreed under the PE-NTR Agreement not to exchange any OP units it may hold until the listing of our common stock or the liquidation of our portfolio occurs. As the form of the redemptions for the OP units is within our control, the OP units outstanding as of March 31, 2017 and December 31, 2016, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. Additionally, the cumulative distributions that have been paid on these OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
Below is a summary of our number of outstanding OP units and unvested Class B units as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
OP units	2,785	2,785
Class B units	2,750	2,610

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
Class B units and OP units held by limited partners other than us are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents and they have the potential to be exchanged for shares of our common stock in accordance with the terms of the Partnership Agreement. The impact of these Class B units and OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the Class B units and OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of March 31, 2017 and 2016.
Since the OP units are fully vested, they were included in the diluted net income per share computations for the three months ended March 31, 2017 and 2016. The vesting of the Class B units is contingent upon a market condition and service condition. Since the satisfaction of both conditions was not probable as of March 31, 2017 and 2016, the Class B units remained unvested and thus were not included in the diluted net income per share computations. There were 2.8 million and 2.2 million unvested Class B units outstanding as of March 31, 2017 and 2016, respectively, which had no effect on EPS.
The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	2017	2016
Numerator for basic and diluted earnings per share:
Net income attributable to stockholders	$1,106	$2,219
Denominator:
Denominator for basic earnings per share - weighted-average shares	183,230	182,246
Effect of dilutive OP units	2,785	2,785
Effect of restricted stock awards	7	—
Denominator for diluted earnings per share - adjusted weighted-average shares	186,022	185,031
Earnings per common share:
Net income attributable to stockholders - basic and diluted	$0.01	$0.01

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

As of March 31, 2017 and December 31, 2016, PE-NTR owned 176,509 shares of our common stock, or approximately 0.1% of our outstanding common stock issued during our initial public offering period, which closed in February 2014. PE-NTR may not sell any of these shares while serving as our advisor.
Advisory Agreement—Pursuant to the PE-NTR Agreement effective as of December 3, 2014, PE-NTR is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Expenditures are reimbursed to PE-NTR based on amounts incurred on our behalf.
Acquisition Fee—We pay PE-NTR, under the PE-NTR Agreement, and we pay American Realty Capital II Advisors, LLC (“ARC”), according to the former advisory agreement, an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1% of the cost of investments we acquire or originate, including any debt attributable to such investments.
Due Diligence Fee—We reimburse PE-NTR for expenses incurred related to selecting, evaluating, and acquiring assets on our behalf, including certain personnel costs.
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
The asset management fee is equal to 1% of the cost of our assets, and is paid 80% in cash and 20% in Class B units of the Operating Partnership. The cash portion is paid on a monthly basis in arrears, in the amount of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period.
We continue to issue Class B units to PE-NTR and ARC in connection with the asset management services provided by PE-NTR under our current advisory agreement. These Class B units will not vest until the economic hurdle is met in conjunction with (i) a termination of the PE-NTR Agreement by our independent directors without cause, (ii) a listing event, or (iii) a liquidity event; provided that PE-NTR serves as our advisor at the time of any of the foregoing events. During the three months ended March 31, 2017 and 2016, the Operating Partnership issued 0.1 million Class B units to PE-NTR and ARC under the PE-NTR Agreement for asset management services performed by PE-NTR.
Disposition Fee—We pay PE-NTR for substantial assistance by PE-NTR or any of its affiliates in connection with the sale of properties or other investments 2% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors determines whether PE-NTR or its affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes PE-NTR or its affiliates’ preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report, and exhibits) or such other substantial services performed by PE-NTR or its affiliates in connection with a sale. However, if we sold an asset to an affiliate, our organizational documents would prohibit us from paying a disposition fee to PE-NTR or its affiliates.
General and Administrative Expenses—As of March 31, 2017 and December 31, 2016, we owed PE-NTR approximately $94,000 and $43,000, respectively, for general and administrative expenses paid on our behalf.

Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC, except for unpaid general and administrative expenses, which we disclose above, for the three months ended March 31, 2017 and 2016, and any related amounts unpaid as of March 31, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2017	2016	2017	2016
Acquisition fees(1)	$148	$—	$—	$—
Due diligence fees(1)	30	—	—	29
Asset management fees(2)	5,089	4,619	1,701	1,687
OP units distribution(3)	460	464	158	158
Class B units distribution(4)	438	354	155	148
Total	$6,165	$5,437	$2,014	$2,022

(1)
Prior to January 1, 2017, acquisition and due diligence fees were recorded on our consolidated statements of income. These are now capitalized and allocated to the related investment in real estate assets on the consolidated balance sheet based on the acquisition-date fair values of the respective assets and liability acquired.

(2)	Asset management fees are presented in General and Administrative on the consolidated statements of income.

(3)	The distributions paid to holders of OP units are presented as Distributions to Noncontrolling Interests on the consolidated statements of equity.

(4)	The distributions paid to holders of unvested Class B units are presented in General and Administrative on the consolidated statements of income.
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
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three months ended March 31, 2017 and 2016, and any related amounts unpaid as of March 31, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
	2017	2016	2017	2016
Property management fees(1)	$2,586	$2,427	$878	$840
Leasing commissions(2)	2,323	2,195	815	705
Construction management fees(2)	304	159	59	165
Other fees and reimbursements(3)	1,709	1,170	945	796
Total	$6,922	$5,951	$2,697	$2,506

(1)	The property management fees are included in Property Operating on the consolidated statements of income.

(2)
Leasing commissions paid for leases with terms less than one year are expensed immediately and included in Depreciation and Amortization on the consolidated statements of income. Leasing commissions paid for leases with terms greater than one year, and construction management fees, are capitalized and amortized over the life of the related leases or assets.

(3)	Other fees and reimbursements are included in Property Operating and General and Administrative on the consolidated statements of income based on the nature of the expense.

11. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
Approximate future rental income to be received under non-cancelable operating leases in effect as of March 31, 2017, assuming no new or renegotiated leases or option extensions on lease agreements, was as follows (in thousands):

Year	Amount
Remaining 2017	$148,387
2018	183,998
2019	159,931
2020	137,984
2021	114,519
2022 and thereafter	376,418
Total	$1,121,237
No single tenant comprised 10% or more of our aggregate annualized base rent as of March 31, 2017.

12. SUBSEQUENT EVENTS
Distributions to Stockholders
Distributions equal to a daily amount of $0.00183562 per share of common stock outstanding were paid subsequent to March 31, 2017, to the stockholders of record from March 1, 2017, through April 30, 2017, as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
March 1, 2017, through March 31, 2017	4/3/2017	$10,467	$4,667	$5,800
April 1, 2017, through April 30, 2017	5/1/2017	10,070	4,465	5,605
In May 2017 our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing June 1, 2017, through August 31, 2017, equal to a daily amount of $0.00183562 per share of common stock.
Acquisitions
Subsequent to March 31, 2017, we acquired the following properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Contractual Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Rocky Ridge Town Center	Roseville, CA	Sprouts	4/18/2017	$36,000	93,338	96.3%
Greentree Centre	Racine, WI	Pick 'n Save	5/5/2017	12,050	82,659	90.3%

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. Risk Factors, in Part II of this Form 10-Q, and Item 1A. Risk Factors, in Part I of our 2016 Annual Report on Form 10-K, filed with the SEC on March 9, 2017, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. Risk Factors, in Part II, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part I, of this Form 10-Q.

Overview
Organization
Phillips Edison Grocery Center REIT I, Inc. is a public non-traded real estate investment trust (“REIT”) that invests in retail real estate properties. Our primary focus is on grocery-anchored neighborhood and community shopping centers that meet the day-to-day needs of residents in the surrounding trade areas.
Portfolio
Below are statistical highlights of our portfolio:

		Property Acquisitions During the
	Total Portfolio as of	Three Months Ended
	March 31, 2017	March 31, 2017
Number of properties	154	1
Number of states	28	1
Total square feet (in thousands)	16,814	96
Leased % of rentable square feet	96.0%	94.6%
Average remaining lease term (in years)(1)	5.4	9.3

(1)	The number of properties does not include additional real estate purchased adjacent to previously acquired centers.

(2)	As of March 31, 2017. The average remaining lease term in years excludes future options to extend the term of the lease.

Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after March 31, 2017, for each of the ten years ending December 31, 2017, and thereafter for our 154 shopping centers. The table shows the leased square feet and annualized base rent (“ABR”) represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Leases Expiring	Leased Square Feet Expiring	% of Leased Square Feet Expiring	ABR(1)	% of Total Portfolio ABR
April 1 to December 31, 2017(2)	251	764	4.7%	$10,992	5.5%
2018	350	1,634	10.1%	21,372	10.6%
2019	409	2,005	12.4%	26,491	13.1%
2020	304	1,718	10.6%	21,916	10.8%
2021	341	2,061	12.8%	24,283	12.0%
2022	192	1,616	10.0%	16,912	8.4%
2023	106	1,544	9.6%	19,393	9.6%
2024	135	1,262	7.8%	13,038	6.5%
2025	104	728	4.5%	11,259	5.6%
2026	116	917	5.7%	13,554	6.7%
Thereafter	159	1,888	11.8%	22,417	11.2%
	2,467	16,137	100.0%	$201,627	100.0%

(1)	We calculate ABR as monthly contractual rent as of March 31, 2017, multiplied by 12 months.

(2)	Subsequent to March 31, 2017, we renewed 28 leases, which accounts for 54,574 total square feet and total ABR of $1.1 million.
Portfolio Tenancy
The following table presents the composition of our portfolio by tenant type as of March 31, 2017 (dollars and square feet in thousands):

Tenant Type	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery anchor	8,533	52.9%	$81,417	40.4%
National and regional(1)	5,348	33.1%	78,091	38.7%
Local	2,256	14.0%	42,119	20.9%
	16,137	100.0%	$201,627	100.0%

(1)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.
The following table presents the composition of our portfolio by tenant industry as of March 31, 2017 (dollars and square feet in thousands):

Tenant Industry	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR
Grocery	8,533	52.9%	$81,417	40.4%
Retail	3,846	23.8%	45,889	22.8%
Services	2,415	15.0%	46,041	22.8%
Restaurants	1,343	8.3%	28,280	14.0%
	16,137	100.0%	$201,627	100.0%

The following table presents our grocery anchor tenants, grouped according to parent company, by leased square feet as of March 31, 2017 (dollars and square feet in thousands):

Tenant	Leased Square Feet	% of Leased Square Feet	ABR	% of ABR	Number of Locations(1)
Kroger	2,155	13.4%	$16,839	8.4%	38
Publix	1,457	9.0%	15,020	7.4%	31
Walmart	1,121	6.9%	5,197	2.5%	9
Albertsons-Safeway	828	5.2%	8,606	4.3%	14
Giant Eagle	560	3.5%	5,396	2.7%	7
Ahold Delhaize	555	3.4%	8,383	4.2%	10
SUPERVALU	273	1.7%	2,382	1.2%	4
Raley's	193	1.2%	3,422	1.7%	3
Sprouts Farmers Market	168	1.0%	1,797	0.9%	5
Winn-Dixie	147	0.9%	1,545	0.8%	3
Hy-Vee	127	0.8%	527	0.3%	2
Schnuck’s	121	0.7%	1,459	0.7%	2
BJ’s Wholesale Club	115	0.7%	1,223	0.6%	1
Coborn's	108	0.7%	1,388	0.7%	2
Save Mart	101	0.6%	843	0.4%	2
H-E-B	81	0.5%	1,210	0.6%	1
Price Chopper	68	0.4%	844	0.4%	1
Big Y	65	0.4%	1,091	0.5%	1
Food 4 Less (PAQ)	59	0.4%	1,046	0.5%	1
Fresh Market	59	0.4%	841	0.4%	3
Trader Joe's	55	0.3%	934	0.5%	4
Rosauers Supermarkets, Inc.	51	0.3%	574	0.3%	1
Marc’s	36	0.3%	400	0.2%	1
Fresh Thyme Farmers Market	30	0.2%	450	0.2%	1
	8,533	52.9%	$81,417	40.4%	147

(1)
Number of locations excludes (a) auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, (b) four locations where we do not own the portion of the shopping center that contains the grocery anchor, and (c) four locations that have non-grocery anchors. Number of locations also includes one shopping center that has two grocery anchors.

Results of Operations
Summary of Operating Activities for the Three Months Ended March 31, 2017 and 2016

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2017	2016	$	%
Operating Data:
Total revenues	$68,303	$63,082	$5,221	8.3%
Property operating expenses	(11,432)	(10,291)	(1,141)	(11.1)%
Real estate tax expenses	(10,258)	(9,411)	(847)	(9.0)%
General and administrative expenses	(7,830)	(7,553)	(277)	(3.7)%
Depreciation and amortization	(27,624)	(25,706)	(1,918)	(7.5)%
Interest expense, net	(8,390)	(7,732)	(658)	(8.5)%
Other expense, net	(1,635)	(136)	(1,499)	NM
Net income	1,134	2,253	(1,119)	(49.7)%
Net income attributable to noncontrolling interests	(28)	(34)	6	17.6%
Net income attributable to stockholders	$1,106	$2,219	$(1,113)	(50.2)%

Net income per share—basic and diluted	$0.01	$0.01	$—	—%
Below are explanations of the significant fluctuations in the results of operations for the three months ended March 31, 2017 and 2016:
Total revenues—Of the $5.2 million increase in total revenues, $4.5 million is attributed to owning seven more properties as of March 31, 2017, than the comparable 2016 period. The remaining increase was the result of a $0.7 million increase among same-center properties, which are the 137 properties that were owned and operational for the entire portion of both comparable reporting periods, excluding those properties we currently classify as redevelopment. The increase in same-center revenue was due to a $1.1 million increase in rental income, offset by a $0.4 million decrease in tenant recovery income. The increase in same-center rental income was driven by a $0.22 increase in minimum rent per square foot and a 0.7% increase in occupancy since March 31, 2016. The decrease in tenant recovery income primarily resulted from a decrease in real estate tax recoveries as our gross expense was lower for the three months ended March 31, 2017, compared to the same period in 2016.
Property operating expenses—These expenses include (i) operating and maintenance expense, which consists of property-related costs including repairs and maintenance costs, landscaping, snow removal, utilities, property insurance costs, security, and various other property-related expenses; (ii) bad debt expense; and (iii) property management fees and expenses. The $1.1 million increase in property operating expenses was primarily related to owning seven more properties as of March 31, 2017, than the comparable 2016 period. The increase included a $0.4 million increase in recoverable property maintenance expenses, a $0.3 million increase in property management fees due to higher cash receipts from the increase in revenues, and a $0.2 million increase in utility expenses.
Real estate tax expenses—Of the $0.8 million increase in real estate tax expenses, $1.1 million was attributed to owning seven more properties as of March 31, 2017, than the comparable 2016 period, partially offset by a $0.3 million decrease in real estate tax expenses on same-center properties.
Depreciation and amortization—The $1.9 million increase in depreciation and amortization expenses was related to owning seven more properties as of March 31, 2017, than the comparable 2016 period.
Interest expense, net—Interest expense, net increased $0.7 million primarily as a result of an increase in additional borrowings on our revolving credit facility.
Other expense, net—Other expense, net increased $1.5 million primarily due to additional consulting, legal, and advisory expenses incurred.

Leasing Activity
Below is a summary of leasing activity for the three months ended March 31, 2017 and 2016:

	Total Deals		Inline Deals(1)
	2017	2016	2017	2016
New leases:
Number of leases	47	49	45	46
Square footage (in thousands)	129	222	101	114
First-year base rental revenue (in thousands)	$2,155	$2,731	$1,917	$1,889
Average rent per square foot (“PSF”)	$16.65	$12.28	$18.95	$16.50
Average cost PSF of executing new leases(2)(3)	$30.17	$25.81	$34.08	$37.61
Weighted average lease term (in years)	8.0	8.0	7.8	7.3
Renewals and options:
Number of leases	85	63	77	58
Square footage (in thousands)	426	510	169	118
First-year base rental revenue (in thousands)	$7,111	$4,261	$4,059	$2,305
Average rent PSF	$16.69	$8.36	$24.00	$19.61
Average rent PSF prior to renewals	$15.23	$7.59	$21.36	$17.04
Percentage increase in average rent PSF	9.6%	10.0%	12.4%	15.1%
Average cost PSF of executing renewals and options(2)(3)	$3.19	$2.36	$5.22	$4.44
Weighted average lease term (in years)	5.0	5.7	5.3	5.3
Portfolio retention rate(4)	94.8%	88.4%	90.1%	79.3%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The costs associated with landlord improvements are excluded for repositioning and redevelopment projects.

(4)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.
The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, such tenants will also execute leases for a longer term. As we continue to attract more of these national and regional tenants, our costs to lease may increase.

Non-GAAP Measures

Same-Center Net Operating Income
We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues, adjusted to exclude lease buy-out income and non-cash revenue items, less property operating expenses and real estate taxes. Same-Center NOI represents the NOI for the 137 properties that were owned and operational for the entire portion of both comparable reporting periods, except for those properties we classify as redevelopment during either of the periods presented. A property is removed from the Same-Center pool and classified as redevelopment when it is being repositioned in the market and such repositioning is expected to have a significant impact on property operating income. While there is judgment surrounding changes in designations, once a redevelopment property has stabilized, it is typically moved to the Same-Center pool the following year. Currently we have identified nine properties that we classify as redevelopment properties.
We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income. Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2015 and those considered redevelopment properties, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.

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
The table below is a comparison of Same-Center NOI for the three months ended March 31, 2017, to the three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues:
Rental income(1)	$42,677	$41,374	$1,303
Tenant recovery income	14,051	14,468	(417)
Other property income	204	151	53
Total revenues	56,932	55,993	939	1.7%
Operating Expenses:
Property operating expenses	9,295	9,181	114
Real estate taxes	8,261	8,555	(294)
Total operating expenses	17,556	17,736	(180)	(1.0)%
Total Same-Center NOI	$39,376	$38,257	$1,119	2.9%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Below is a reconciliation of net income to NOI and Same-Center NOI for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016(1)
Net income	$1,134	$2,253
Adjusted to exclude:
Straight-line rental income	(493)	(899)
Net amortization of above- and below-market leases	(331)	(272)
Lease buyout income	(27)	(365)
General and administrative expenses	7,830	7,553
Depreciation and amortization	27,624	25,706
Interest expense, net	8,390	7,732
Other	1,650	149
NOI	45,777	41,857
Less: NOI from centers excluded from Same-Center	(6,401)	(3,600)
Total Same-Center NOI	$39,376	$38,257

(1)	Certain prior period amounts have been restated to conform with current year presentation.

Funds from Operations and Modified Funds from Operations
Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP, adjusted for gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures, and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because, when compared year to year, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.
Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations (“MFFO”), which, as defined by us, excludes from FFO the following items:

•	transaction expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting; and

•	adjustments related to the above items for joint ventures and noncontrolling interests and unconsolidated entities in the application of equity accounting.
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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Calculation of FFO
Net income attributable to stockholders	$1,106	$2,219
Adjustments:
Depreciation and amortization of real estate assets	27,624	25,706
Noncontrolling interest	(420)	(387)
FFO attributable to common stockholders	$28,310	$27,538
Calculation of MFFO
FFO	$28,310	$27,538
Adjustments:
Net amortization of above- and below-market leases	(331)	(272)
Gain on extinguishment of debt	(524)	(12)
Straight-line rental income	(493)	(899)
Amortization of market debt adjustment	(278)	(612)
Other	1,594	73
Noncontrolling interest	8	26
MFFO attributable to common stockholders	$28,286	$25,842

Earnings per common share:
Weighted-average common shares outstanding - basic	183,230	182,246
Weighted-average common shares outstanding - diluted	186,022	185,031
Net income per share - basic and diluted	$0.01	$0.01
FFO per share - basic and diluted	$0.15	$0.15
MFFO per share - basic and diluted	$0.15	$0.14

Liquidity and Capital Resources
General
Our principal cash demands, aside from standard operating expenses, are for investments in real estate, capital expenditures, repurchases of common stock, distributions to stockholders, and principal and interest on our outstanding indebtedness. We intend to use our cash on hand, operating cash flows, and proceeds from debt financings, including borrowings under our unsecured credit facility, as our primary sources of immediate and long-term liquidity.
As of March 31, 2017, we had cash and cash equivalents of $5.9 million, a net cash decrease of $2.3 million during the three months ended March 31, 2017.
Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, and interest payments.
Our cash flows from operating activities were $20.5 million for the three months ended March 31, 2017, compared to $25.0 million for the same period in 2016. The decrease was primarily due to increases in prepaid insurance, accounts receivable, and other expenses, partially offset by an increase in FFO.

Investing Activities
Net cash flows from investing activities are impacted by the nature, timing, and extent of improvements, as well as acquisitions and dispositions of real estate and real estate-related assets, as we continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist.
Our net cash provided by investing activities was $15.4 million for the three months ended March 31, 2017, compared to net cash used in investing activities of $4.2 million for the same period in 2016. The increase resulted from the release of $35.9 million from restricted cash due to the sale of a property in December 2016 as a reverse Section 1031 like-kind exchange was completed.
During the three months ended March 31, 2017, we acquired one shopping center for a total cash outlay of $16.1 million. We did not acquire any properties during the three months ended March 31, 2016.
Financing Activities
Net cash used in financing activities is impacted by payments of distributions, share repurchases, borrowings during the period, and principal and other payments associated with our outstanding debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. Our net cash used in financing activities was $38.2 million for the three months ended March 31, 2017, compared to $50.6 million for the same period in 2016. The decrease in cash used resulted from additional borrowings, partially offset by increases in share repurchases and distributions.
As of March 31, 2017, our debt to total enterprise value was 36.2%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as total common shares and OP units outstanding multiplied by the estimated value per share of $10.20 as of March 31, 2017, plus net debt).
Our debt is subject to certain covenants, as disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017. As of March 31, 2017, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of March 31, 2017, allow us access to future borrowings as needed.
We have access to a revolving credit facility with a capacity of $500 million and a current interest rate of LIBOR plus 1.3%. As of March 31, 2017, $266.0 million was available for borrowing under the revolving credit facility. The revolving credit facility matures in December 2017 with additional options to extend the maturity to December 2018.
We offer an SRP that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. For a more detailed discussion of our SRP, see Note 8 of the consolidated financial statements.
Activity related to distributions to our common stockholders for the three months ended March 31, 2017 and 2016, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Gross distributions paid	$30,372	$30,320
Distributions reinvested through DRIP	13,716	15,256
Net cash distributions	$16,656	$15,064
Net income attributable to stockholders	$1,106	$2,219
Net cash provided by operating activities	$20,456	$24,959
FFO(1)	$28,310	$27,538
(1) See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations, for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net income on the consolidated statements of income.
We paid distributions monthly and expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions, or other factors, as determined by our board of directors, make it imprudent to do so. The timing and amount of distributions is determined by our board of directors and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.
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

Critical Accounting Policies
Real Estate Acquisition Accounting—Previously, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, acquisition costs were expensed as incurred. However, with the adoption of ASU 2017-01 on January 1, 2017, most acquisition-related expenses are now capitalized and will be amortized over the life of the related assets.
For a summary of all of our critical accounting policies, refer to our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017.
Recently Issued Accounting Pronouncements—Refer to Note 2 of our consolidated financial statements in this report for discussion of the impact of recently issued accounting pronouncements.

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
As of March 31, 2017, we had three interest rate swaps that fixed the LIBOR rate on $387 million of our unsecured term loan facility, and we were party to an interest rate swap agreement that fixed the variable interest rate on $11.0 million of one of our secured, variable-rate mortgage notes at 5.22%.
As of March 31, 2017, we had not fixed the interest rate on $502.0 million of our unsecured, variable-rate debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our annual results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at March 31, 2017, would result in approximately $5.0 million of additional interest expense annually.
The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of March 31, 2017, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
In addition to the interest rate swaps summarized above, we also entered into a forward starting interest rate swap agreement to fix the interest rate on $255 million of our unsecured, variable-rate debt, effective July 2017. This interest rate swap converts the LIBOR portion of the interest rate to a fixed interest rate of 1.329% through September 2023.
We had no other outstanding interest rate swap agreements as of March 31, 2017.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2017.
Internal Control Changes
During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material impact on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Item 1A. Risk Factors
For a listing of risk factors associated with investing in us, please see Item 1A. Risk Factors, in Part I, of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2017.

b)	Not applicable.

c)	During the quarter ended March 31, 2017, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2017	3,810	$10.20	3,810	(3)
February 2017	67	10.20	67	(3)
March 2017	78	10.20	76	(3)

(1)	The estimated value per share of our common stock is $10.20, which was reaffirmed on May 9, 2017. The repurchase price per share for all stockholders is equal to the estimated value per share.

(2)	We announced the commencement of the SRP on August 12, 2010, and it was subsequently amended on September 29, 2011.

(3)
We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above. See below regarding funding limitations during the first quarter of 2017 and beyond.

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
During the three months ended March 31, 2017, repurchase requests surpassed the funding limits under the SRP. Approximately $40.3 million of shares of common stock were repurchased under our SRP during the three months ended March 31, 2017. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis. As of March 31, 2017, we had 6.5 million shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn.
Due to the program’s funding limits, the funds available for repurchases during the remainder of 2017 will be insufficient to meet all requests. Because we are unable to fulfill all repurchase requests in any month, we will honor requests on a pro rata basis to the extent possible. We continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
Valuation Overview
On May 9, 2017, the Board of Directors of Phillips Edison Grocery Center REIT I, Inc. (the “Company”) reaffirmed its estimated value per share of the Company’s common stock of $10.20 based substantially on the estimated market value of the Company’s portfolio of real estate properties in various geographic locations in the United States (the “Portfolio”) as of March 31, 2017. The Company provides this estimated value per share to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (“IPA Valuation Guidelines”).
The Company engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of the Company’s common stock as of March 31, 2017. Duff & Phelps prepared a valuation report (“Valuation Report”) that provided this range based substantially on its estimate of the “as is” market values of the Portfolio. Duff & Phelps made adjustments to the aggregate estimated value of the Company’s Portfolio to reflect balance sheet assets and liabilities provided by the Company’s management as of March 31, 2017, before calculating a range of estimated values based on the number of outstanding shares of the Company’s common stock as of March 31, 2017. These calculations produced an estimated value per share in the range of $9.97 to $11.24 as of March 31, 2017. The Board of Directors ultimately approved $10.20 as the estimated value per share of the Company’s common stock.

The following table summarizes the material components of the estimated value per share of the Company’s common stock as of March 31, 2017 (dollar and shares in thousands):

	Low	High
Investment in Real Estate Assets	$2,886,600	$3,122,200

Other Assets:
Cash and cash equivalents	5,894	5,894
Restricted cash	5,065	5,065
Accounts receivable	33,433	33,433
Prepaid expenses and other assets	7,189	7,189
Total other assets	$51,581	$51,581

Liabilities:
Notes payable and credit facility	$1,079,979	$1,079,979
Mark to market of debt	6,496	6,496
Accounts payable and accrued expenses	112	112
Security deposits	5,678	5,678
Total liabilities	$1,092,265	$1,092,265

Net Asset Value	$1,845,916	$2,081,516

Common stock outstanding	185,237	185,237

Net Asset Value Per Share	$9.97	$11.24
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
Real Estate Portfolio
Independent Valuation Firm
The Conflicts Committee engaged Duff & Phelps to provide independent valuation services, and they are not affiliated with the Company or Phillips Edison NTR LLC, the Company’s external advisor (“Advisor”). Duff & Phelps has previously provided allocation of acquisition purchase price valuations for financial reporting purposes pertaining to the Portfolio acquisitions, as well as completed the valuation of the Company as of March 31, 2016. They received the usual and customary compensation for such services. Duff & Phelps may be engaged to provide professional services to the Company in the future.
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
The foregoing is a summary of the standard assumptions, qualifications, and limitations that generally apply to the Valuation Report.
Real Estate Valuation
Duff & Phelps estimated the “as is” market values of the Portfolio as of March 31, 2017, using various methodologies. Generally accepted valuation practice suggests assets may be valued using a range of methodologies. Duff & Phelps utilized the income capitalization approach with support from the sales comparison approach for each property. The income approach was the primary indicator of value, with secondary consideration given to the sales approach. Duff & Phelps performed a study of each market to measure current market conditions, supply and demand factors, growth patterns, and their effect on each of the subject properties.
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
The sales comparison approach estimates value based on what other purchasers and sellers in the market have agreed to as a price for comparable improved properties. This approach is based upon the principle of substitution, which states that the limits of prices, rents, and rates tend to be set by the prevailing prices, rents, and rates of equally desirable substitutes. Duff & Phelps gathered comparable sales data throughout various markets as secondary support for its valuation estimate.
The following summarizes the range of capitalization and discount rates that were used to arrive at the estimated market values of the Company’s Portfolio:

Range in Values
Overall capitalization rate	6.14% - 6.65%
Terminal capitalization rate	6.64% - 7.14%
Discount rate	7.24% - 7.74%
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

Resulting Range in Estimated Value Per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Terminal capitalization rate	$9.68 to $10.89	$10.28 to $11.62	$9.46 to $10.79	$10.40 to $11.73
Discount rate	$9.68 to $10.92	$10.26 to $11.56	$9.53 to $10.79	$10.42 to $11.70
Other Assets and Other Liabilities
Duff & Phelps made adjustments to the aggregate estimated values of the Company’s investments to reflect other assets and other liabilities of the Company based on balance sheet information provided by the Company and the Advisor as of March 31, 2017.
Role of the Conflicts Committee and the Board of Directors
The Conflicts Committee is composed of all of the Company’s independent directors. It is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine the Company’s estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The Conflicts Committee engaged Duff & Phelps to provide an estimation of the value per share as of March 31, 2017. The Conflicts Committee received a copy of the Valuation Report and discussed the report with representatives of Duff & Phelps. The Conflicts Committee also discussed the Valuation Report, the Portfolio, the Company’s assets and liabilities, and other matters with senior management of the Advisor.
Following the Conflicts Committee’s receipt and review of the Valuation Report, and in light of other factors considered by the Conflicts Committee and its own extensive knowledge of the Company’s assets and liabilities, the Conflicts Committee concluded that the range in estimated value per share of $9.97 and $11.24 was appropriate. The Conflicts Committee then recommended to the Company’s Board of Directors that it select $10.20 as the estimated value per share of the Company’s common stock. The Company’s Board of Directors unanimously agreed to accept the recommendation of the Conflicts Committee and reaffirmed $10.20 as the estimated value per share of the Company’s common stock as of March 31, 2017, which determination was ultimately and solely the responsibility of the Board of Directors.
Historical Estimated Value per Share
The Company’s Board of Directors previously established an estimated value per share of $10.20 as of July 31, 2015 and March 31, 2016. The Company expects to continue reviewing its estimated value per share annually.
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

Further, the estimated value per share as of March 31, 2017, is based on the estimated value per share of the Company as of March 31, 2017. The Company did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to March 31, 2017, including, but not limited to, (1) the issuance of common stock under the distribution reinvestment plan, (2) net operating income earned and dividends declared, (3) the repurchase of shares, and (4) changes in leases, tenancy or other business or operational changes. The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the Portfolio, the management of those assets, and changes in the real estate and finance markets. Because of, among other factors, the high concentration of the Company’s total assets in real estate and the number of shares of the Company’s common stock outstanding, changes in the value of individual assets in the Portfolio or changes in valuation assumptions could have a very significant impact on the value of the Company’s shares. The estimated value per share does not reflect a portfolio premium or the fact that the Company is externally managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of the Company’s debt obligations or the impact of restrictions on the assumption of debt.

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.

Date: May 11, 2017	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2017	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)