Form 10-Q
period 2017-06-30
PHILLIPS EDISON GROCERY CENTER REIT I, INC.
filed 2017-08-09
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2017, there were 183.4 million outstanding shares of common stock of Phillips Edison Grocery Center REIT I, Inc.

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Investment in real estate:
Land and improvements	$824,718	$796,192
Building and improvements	1,614,465	1,532,888
Acquired in-place lease assets	222,527	212,916
Acquired above-market lease assets	42,860	42,009
Total investment in real estate assets	2,704,570	2,584,005
Accumulated depreciation and amortization	(390,662)	(334,348)
Total investment in real estate assets, net	2,313,908	2,249,657
Cash and cash equivalents	5,367	8,224
Restricted cash	5,499	41,722
Other assets, net	86,480	80,585
Total assets	$2,411,254	$2,380,188

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$1,167,847	$1,056,156
Acquired below-market lease liabilities, net of accumulated amortization of $23,363 and $20,255, respectively	42,546	43,032
Accounts payable – affiliates	5,155	4,571
Accounts payable and other liabilities	54,125	51,642
Total liabilities	1,269,673	1,155,401
Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at June 30, 2017
and December 31, 2016, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 183,059 and 185,062 shares issued and
outstanding at June 30, 2017 and December 31, 2016, respectively	1,831	1,851
Additional paid-in capital	1,606,688	1,627,098
Accumulated other comprehensive income	9,787	10,587
Accumulated deficit	(499,198)	(438,155)
Total stockholders’ equity	1,119,108	1,201,381
Noncontrolling interests	22,473	23,406
Total equity	1,141,581	1,224,787
Total liabilities and equity	$2,411,254	$2,380,188

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$53,167	$47,256	$104,260	$94,195
Tenant recovery income	16,454	15,509	33,390	31,453
Other property income	230	288	504	487
Total revenues	69,851	63,053	138,154	126,135
Expenses:
Property operating	10,297	9,657	21,729	19,948
Real estate taxes	10,155	9,230	20,413	18,641
General and administrative	8,896	8,461	16,726	16,014
Acquisition expenses	313	1,502	264	1,522
Depreciation and amortization	28,207	25,977	55,831	51,683
Total expenses	57,868	54,827	114,963	107,808
Other:
Interest expense, net	(9,501)	(7,601)	(17,891)	(15,333)
Transaction expenses	(4,383)	—	(6,023)	—
Other income (expense), net	680	(42)	636	(158)
Net (loss) income	(1,221)	583	(87)	2,836
Net loss (income) attributable to noncontrolling interests	28	(23)	—	(57)
Net (loss) income attributable to stockholders	$(1,193)	$560	$(87)	$2,779
Earnings per common share:
Net (loss) income per share attributable to stockholders - basic	$(0.01)	$0.00	$(0.00)	$0.02
Net (loss) income per share attributable to stockholders - diluted	$(0.01)	$0.00	$(0.00)	$0.01
Weighted-average common shares outstanding:
Basic	183,126	183,514	183,178	182,880
Diluted	183,126	186,299	183,178	185,665

Comprehensive loss:
Net (loss) income	$(1,221)	$583	$(87)	$2,836
Other comprehensive loss:
Unrealized loss on derivatives	(2,994)	(3,240)	(1,775)	(11,547)
Reclassification of derivative loss to interest expense	378	928	975	1,874
Comprehensive loss	(3,837)	(1,729)	(887)	(6,837)
Comprehensive loss (income) attributable to noncontrolling interests	28	(23)	—	(57)
Comprehensive loss attributable to stockholders	$(3,809)	$(1,752)	$(887)	$(6,894)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2016	181,308	$1,813	$1,588,541	$22	$(323,761)	$1,266,615	$25,177	$1,291,792
Share repurchases	(396)	(4)	(3,885)	—	—	(3,889)	—	(3,889)
Dividend reinvestment plan (“DRIP”)	2,961	30	30,160	—	—	30,190	—	30,190
Change in unrealized loss on interest rate swaps	—	—	—	(9,673)	—	(9,673)	—	(9,673)
Common distributions declared, $0.34 per share	—	—	—	—	(60,946)	(60,946)	—	(60,946)
Distributions to noncontrolling interests	—	—	—	—	—	—	(935)	(935)
Net income	—	—	—	—	2,779	2,779	57	2,836
Balance at June 30, 2016	183,873	$1,839	$1,614,816	$(9,651)	$(381,928)	$1,225,076	$24,299	$1,249,375

Balance at January 1, 2017	185,062	$1,851	$1,627,098	$10,587	$(438,155)	$1,201,381	$23,406	$1,224,787
Share repurchases	(4,246)	(42)	(43,265)	—	—	(43,307)	—	(43,307)
DRIP	2,240	22	22,828	—	—	22,850	—	22,850
Change in unrealized loss on interest rate swaps	—	—	—	(800)	—	(800)	—	(800)
Common distributions declared, $0.34 per share	—	—	—	—	(60,956)	(60,956)	—	(60,956)
Distributions to noncontrolling interests	—	—	—	—	—	—	(933)	(933)
Share-based compensation	3	—	27	—	—	27	—	27
Net loss	—	—	—	—	(87)	(87)	—	(87)
Balance at June 30, 2017	183,059	$1,831	$1,606,688	$9,787	$(499,198)	$1,119,108	$22,473	$1,141,581

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)
(In thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(87)	$2,836
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	55,051	50,315
Net amortization of above- and below-market leases	(686)	(582)
Amortization of deferred financing expense	2,389	2,093
Net loss on write-off of unamortized capitalized leasing commissions, market debt adjustments,
and deferred financing expense	(411)	(7)
Straight-line rental income	(1,943)	(1,725)
Other	(673)	172
Changes in operating assets and liabilities:
Other assets	(8,327)	1,592
Accounts payable – affiliates	584	(1,588)
Accounts payable and other liabilities	3,060	3,849
Net cash provided by operating activities	48,957	56,955
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(75,824)	(94,385)
Capital expenditures	(11,483)	(10,325)
Proceeds from sale of real estate	37,037	—
Change in restricted cash	323	(299)
Net cash used in investing activities	(49,947)	(105,009)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	120,000	106,500
Payments on mortgages and loans payable	(38,934)	(57,159)
Distributions paid, net of DRIP	(38,520)	(30,973)
Distributions to noncontrolling interests	(782)	(790)
Repurchases of common stock	(43,307)	(3,748)
Payments of deferred financing expenses	(324)	—
Net cash (used in) provided by financing activities	(1,867)	13,830
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,857)	(34,224)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,224	40,680
End of period	$5,367	$6,456

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$16,846	$14,843
Fair value of assumed debt	30,832	—
Accrued capital expenditures	3,055	1,920
Change in distributions payable	(414)	(217)
Change in distributions payable - noncontrolling interests	151	145
Change in accrued share repurchase obligation	—	141
Distributions reinvested	22,850	30,190
Like-kind exchange of real estate:
Utilization of restricted cash held for acquisitions	(35,900)	—

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
Our advisor is Phillips Edison NTR LLC (“PE-NTR”), which is directly or indirectly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor” or “PELP”). Under the terms of the advisory agreement between PE-NTR and us (“PE-NTR Agreement”), PE-NTR is responsible for the management of our day-to-day activities and the implementation of our investment strategy.
As of June 30, 2017, we owned fee simple interests in 158 real estate properties acquired from third parties unaffiliated with us or PE-NTR.
On May 18, 2017, we entered into a definitive contribution agreement to acquire certain real estate assets and the third party asset management business of our Phillips Edison sponsor in a stock and cash transaction valued at approximately $1.0 billion (“PELP transaction”), subject to closing adjustments. For a more detailed discussion, see Note 3.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. There have been no changes to our significant accounting policies during the six months ended June 30, 2017. For a full summary of our accounting policies, refer to our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT I, Inc. for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Reclassifications—The following line items on our consolidated statement of cash flows for the six months ended June 30, 2016, were reclassified:

•	Loss on Disposal of Real Estate Assets was reclassified to Other due to limited activity in the current period.

•
Net Loss on Write-off of Unamortized Capitalized Leasing Commissions, Market Debt Adjustments, and Deferred Financing Expense was separately disclosed due to significance in the current period. In the previous period these amounts were included in Other.

Newly Adopted and Recently Issued Accounting Pronouncements—We adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, and applied it prospectively. For a more detailed discussion of this adoption, see Note 5.

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
January 1, 2018
Upon adoption, we will include amounts generally described as restricted cash within the beginning-of-period and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.

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
January 1, 2019
We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements. We have identified areas within our accounting policies we believe could be impacted by the new standard. We expect to have a change in presentation on our consolidated statement of operations with regards to Tenant Recovery Income, which includes reimbursement amounts we receive from tenants for operating expenses such as real estate taxes, insurance, and other common area maintenance. Additionally, this standard impacts the lessor’s ability to capitalize certain costs related to the leasing of vacant space, which will result in a reduction in the amount of execution costs currently being capitalized in connection with leasing activities.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
This update outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it also applies to certain other transactions such as the sale of real estate or equipment. Expanded quantitative and qualitative disclosures are also required for contracts subject to ASU 2014-09. In 2015, the Financial Accounting Standard Board (“FASB”) provided for a one-year deferral of the effective date for ASU 2014-09, making it effective for annual reporting periods beginning after December 15, 2017.
January 1, 2018
Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, we do not expect the adoption of this standard to have a material impact on our rental or reimbursement revenue. We currently plan to adopt this guidance on a modified retrospective basis.

3. PELP ACQUISITION
On May 18, 2017, we entered into the PELP transaction valued at approximately $1.0 billion, subject to closing adjustments. Under the terms of the PELP transaction, PELP will receive approximately 45.2 million Operating Partnership units (“OP units”), inclusive of 4.8 million OP units and Class B units already outstanding, in the Operating Partnership, and approximately $50.0 million in cash in exchange for the contribution of PELP’s ownership interests in 76 shopping centers and its third party asset management business. On a pro forma basis, immediately following the closing of the transaction, our shareholders are expected to own approximately 80.2%, and former PELP shareholders are expected to own approximately 19.8% of the combined company.
PELP’s outstanding debt of approximately $501 million is expected to be refinanced or assumed by us at closing under the terms of the agreement. The agreement also includes an earn-out structure with an opportunity for PELP to receive up to an additional 12.49 million OP units if certain milestones are achieved related to a liquidity event for our shareholders and fundraising targets in PELP’s third non-traded REIT, Phillips Edison Grocery Center REIT III.
The transaction was approved by the independent special committee of our board of directors, which had retained independent financial and legal advisors. The completion of this transaction is subject to the satisfaction of customary conditions, and is expected to close during the fourth quarter of 2017. Although not required by law or under our governing documents, we have conditioned the closing of the transaction on the receipt of the approval of our shareholders. PELP will also seek the approval of its partners. For additional information, please see the Definitive Proxy Statement filed with the SEC on July 5, 2017 (the “Proxy Statement”).
The PELP transaction will be accounted for as a business combination in accordance with ASC 805, Business Combinations. As a result, costs incurred in connection with the PELP transaction are expensed and have been recorded as Transaction Expenses on our consolidated statements of operations.

4. FAIR VALUE MEASUREMENTS
The following describes the methods we use to estimate the fair value of our financial and nonfinancial assets and liabilities:
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
The following is a summary of borrowings as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Fair value	$1,171,842	$1,056,990
Recorded value(1)	1,175,945	1,065,180

(1)	Recorded value does not include deferred financing costs of $8.1 million and $9.0 million as of June 30, 2017 and December 31, 2016, respectively.
Derivative Instruments—As of June 30, 2017 and December 31, 2016, we had three interest rate swaps that fixed LIBOR on $387 million of our unsecured term loan facility (“Term Loans”), as well as a forward starting interest rate swap, which became effective July 1, 2017, that fixes LIBOR on $255 million of our Term Loans. For a more detailed discussion of our cash flow hedges, see Note 8. As of June 30, 2017 and December 31, 2016, we were also party to an interest rate swap that fixed the variable interest rate on $10.9 million and $11.0 million, respectively, of one of our mortgage notes. The change in fair value of this instrument is recorded in Other Expense, Net on the consolidated statements of operations and was not material for the three and six months ended June 30, 2017 and 2016.
All interest rate swap agreements are measured at fair value on a recurring basis. The fair values of the interest rate swap agreements as of June 30, 2017 and December 31, 2016, were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and were determined using interest rate pricing models and interest rate-related observable inputs. Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2017 and December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our derivative assets and liabilities as of June 30, 2017 and December 31, 2016, were as follows (in thousands):

	June 30, 2017	December 31, 2016
Derivative asset:
Interest rate swaps designated as hedging instruments - Term Loans	$11,126	$11,916
Derivative liability:
Interest rate swap not designated as hedging instrument - mortgage note	149	262

5. REAL ESTATE ACQUISITIONS
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amends existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our real estate acquisition activity will no longer be considered a business combination and will instead be classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations have been capitalized and will be amortized over the life of the related assets. Costs incurred related to properties that were not ultimately acquired were recorded as Acquisition Expenses on our consolidated statements of operations. As of June 30, 2017, none of our real estate acquisitions in 2017 met the definition of a business; therefore, we accounted for all as asset acquisitions.
During the six months ended June 30, 2017, we acquired five grocery-anchored shopping centers. Our first quarter acquisition closed out the reverse Section 1031 like-kind exchange outstanding as of December 31, 2016. During the six months ended June 30, 2016, we acquired two grocery-anchored shopping centers and additional real estate adjacent to a previously acquired shopping center.
For the six months ended June 30, 2017 and 2016, we allocated the purchase price of our acquisitions, including acquisition costs for 2017, to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2017	2016
Land and improvements	$27,139	$40,088
Building and improvements	72,597	48,999
Acquired in-place leases	9,611	8,849
Acquired above-market leases	850	1,725
Acquired below-market leases	(2,622)	(5,728)
Total assets and lease liabilities acquired	107,575	93,933
Less: Fair value of assumed debt at acquisition	30,832	—
Net assets acquired	$76,743	$93,933
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the six months ended June 30, 2017 and 2016, are as follows (in years):

	2017	2016
Acquired in-place leases	13	14
Acquired above-market leases	7	6
Acquired below-market leases	20	23

6. MORTGAGES AND LOANS PAYABLE
The following is a summary of the outstanding principal balances of our debt obligations as of June 30, 2017 and December 31, 2016 (in thousands):

	Interest Rate(1)	June 30, 2017	December 31, 2016
Revolving credit facility(2)(3)	2.47%	$296,969	$176,969
Term loan due 2019(3)	2.46%	100,000	100,000
Term loan due 2020(3)	2.65%	175,000	175,000
Term loan due 2021	2.42%-2.80%	125,000	125,000
Term loan due 2023	2.87%	255,000	255,000
Mortgages payable(4)	3.67%-7.91%	219,833	228,721
Assumed market debt adjustments, net(5)		4,143	4,490
Deferred financing costs, net(6)		(8,098)	(9,024)
Total		$1,167,847	$1,056,156

(1)	Includes the effects of derivative financial instruments (see Notes 4 and 8) as of June 30, 2017.

(2)
The gross borrowings under our revolving credit facility were $191 million during the six months ended June 30, 2017. The gross payments on our revolving credit facility were $71 million during the six months ended June 30, 2017. The revolving credit facility had a capacity of $500 million as of June 30, 2017 and December 31, 2016.

(3)
The revolving credit facility matures in December 2017. Prior to maturity and in connection with the PELP transaction, we anticipate refinancing this facility. If we do not refinance, we will exercise our option to extend the maturity to 2018. The term loans have options to extend their maturities to 2021. A maturity date extension for the first or second tranche on the term loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.

(4)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies, nor do they constitute obligations of such consolidated limited liability companies as of June 30, 2017 and December 31, 2016.

(5)	Net of accumulated amortization of $4.4 million and $6.1 million as of June 30, 2017 and December 31, 2016, respectively.

(6)
Deferred financing costs shown are related to our Term Loans and mortgages payable and are net of accumulated amortization of $4.7 million and $3.9 million as of June 30, 2017 and December 31, 2016, respectively. Deferred financing costs related to the revolving credit facility, which are included in Other Assets, Net, were $1.0 million and $2.2 million as of June 30, 2017 and December 31, 2016, respectively, and are net of accumulated amortization of $7.9 million and $6.7 million, respectively.

As of June 30, 2017 and December 31, 2016, the weighted-average interest rate for all of our mortgages and loans payable was 3.1% and 3.0%, respectively.
The allocation of total debt between fixed and variable-rate and between secured and unsecured, excluding market debt adjustments and deferred financing costs, as of June 30, 2017 and December 31, 2016, is summarized below (in thousands):

	June 30, 2017	December 31, 2016
As to interest rate:(1)
Fixed-rate debt	$606,833	$615,721
Variable-rate debt	564,969	444,969
Total	$1,171,802	$1,060,690
As to collateralization:
Unsecured debt	$951,968	$831,969
Secured debt	219,834	228,721
Total	$1,171,802	$1,060,690

(1)	Includes the effects of derivative financial instruments (see Notes 4 and 8).

7. COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our consolidated financial statements.
Environmental Matters
In connection with the ownership and operation of real estate, we may potentially be liable for costs and damages related to environmental matters. In addition, we may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property, and/or another third party is responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify us against future remediation costs. We also carry environmental liability insurance on our properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable. We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our consolidated financial statements.

8. DERIVATIVES AND HEDGING ACTIVITIES
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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2017, the ineffective portion of the change in fair value of the derivatives recognized directly in earnings was not material. A floor feature on the interest rate of our hedged debt that was not included on the associated interest rate swap caused this ineffectiveness.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, the estimated additional amount that will be reclassified from Other Comprehensive Loss to Interest Expense, Net is not material.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of June 30, 2017 and December 31, 2016, and includes an interest rate swap that we entered into in October 2016 with a notional amount of $255 million that became effective July 1, 2017 (notional amount in thousands):

Count	Notional Amount	Fixed LIBOR	Maturity Date
4	$642,000	1.2% - 1.5%	2019 - 2023
Credit-risk-related Contingent Features
We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of June 30, 2017 and December 31, 2016, the fair value of our derivatives excluded any adjustment for nonperformance risk related to these agreements. As of June 30, 2017 and December 31, 2016, we had not posted any collateral related to these agreements.

9. EQUITY
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
Dividend Reinvestment Plan—We have adopted a DRIP that allows stockholders to invest distributions in additional shares of our common stock. For the six months ended June 30, 2017 and 2016, shares were issued under the DRIP at a price of $10.20 per share. In connection with the PELP transaction (see Note 3), the DRIP was suspended during May 2017; therefore, all DRIP participants received their May distribution, which was payable in June, in cash rather than in stock. The DRIP plan resumed in June 2017, with distributions payable in July 2017.
Share Repurchase Program—Our share repurchase program (“SRP”) provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase. In connection with the PELP transaction, the SRP was suspended during May 2017 and resumed in June 2017.
During the six months ended June 30, 2017, repurchase requests surpassed the funding limits under the SRP. Due to the program’s funding limits, no funds will be available for the remainder of 2017. When we are unable to fulfill all repurchase requests in any month, we will honor requests on a pro rata basis to the extent possible. As of June 30, 2017, we had 9.5 million shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn. We continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
Class B and Operating Partnership Units—The Operating Partnership issues limited partnership units that are designated as Class B units for asset management services provided by PE-NTR. The vesting of the Class B units is contingent upon a market condition and service condition. Once vested, Class B units may be converted into OP units in accordance with the terms of the Operating Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). OP units may be exchanged at the election of the holder for cash or, at the option of the Operating Partnership, for shares of our common stock, under the terms of exchange rights agreements to be prepared at a future date, provided, however, that the OP units have been outstanding for at least one year. As the form of the redemptions for the OP units is within our control, the OP units outstanding as of June 30, 2017 and December 31, 2016, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. Additionally, the cumulative distributions that have been paid on these OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
Below is a summary of our number of outstanding OP units and unvested Class B units as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
OP units	2,785	2,785
Class B units	2,892	2,610

10. EARNINGS PER SHARE
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
Class B units and OP units held by limited partners other than us are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents and they have the potential to be exchanged for shares of our common stock in accordance with the terms of the Partnership Agreement. The impact of these Class B units and OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the Class B units and OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements for the three and six months ended June 30, 2017 and 2016.

Since the OP units are fully vested, they were treated as potentially dilutive in the diluted net (loss) income per share computations for the three and six months ended June 30, 2017 and 2016. The vesting of the Class B units is contingent upon a market condition and service condition. Since the satisfaction of both conditions was not probable as of June 30, 2017 and 2016, the Class B units remained unvested and thus were not included in the diluted net (loss) income per share computations. There were 2.9 million and 2.3 million unvested Class B units outstanding as of June 30, 2017 and 2016, respectively, which had no effect on EPS.
The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net (loss) income attributable to stockholders	$(1,193)	$560	$(87)	$2,779
Denominator:
Denominator for basic earnings per share - weighted-average shares	183,126	183,514	183,178	182,880
Effect of dilutive OP units	—	2,785	—	2,785
Denominator for diluted earnings per share - adjusted weighted-average shares	183,126	186,299	183,178	185,665
Basic earnings per common share:
Net (loss) income attributable to stockholders	$(0.01)	$0.00	$(0.00)	$0.02
Diluted earnings per common share:
Net (loss) income attributable to stockholders	$(0.01)	$0.00	$(0.00)	$0.01
As of June 30, 2017, approximately 2.8 million OP units and 7,400 restricted stock awards were outstanding. For the three and six months ended June 30, 2017, these securities were anti-dilutive and, as a result, were excluded from the weighted average common shares used to calculate diluted EPS.

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
As of June 30, 2017 and December 31, 2016, PE-NTR owned 176,509 shares of our common stock, or approximately 0.1% of our outstanding common stock issued during our initial public offering period, which closed in February 2014. PE-NTR may not sell any of these shares while serving as our advisor.
Advisory Agreement—Pursuant to the PE-NTR Agreement, PE-NTR is entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR manages our day-to-day affairs and our portfolio of real estate investments subject to the board’s supervision. Expenditures are reimbursed to PE-NTR based on amounts incurred on our behalf.
Acquisition Fee—We pay PE-NTR under the PE-NTR Agreement an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 1% of the cost of investments we acquire or originate, including any debt attributable to such investments.
Due Diligence Fee—We reimburse PE-NTR for expenses incurred related to selecting, evaluating, and acquiring assets on our behalf, including certain personnel costs.
Asset Management Fee and Subordinated Participation—The asset management compensation is equal to 1% of the cost of our assets, and is paid 80% in cash and 20% in Class B units of the Operating Partnership. The cash portion is paid on a monthly basis in arrears at the rate of 0.06667% multiplied by the cost of our assets as of the last day of the preceding monthly period.
Within 60 days after the end of each calendar quarter (subject to the approval of our board of directors), we pay an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B units to PE-NTR and American Realty Capital II Advisors, LLC (“ARC”), equal to: (i) the product of (x) the cost of our assets multiplied by (y) 0.05% divided by (ii) the most recent primary offering price for a share of our common stock as of the last day of such calendar quarter less any selling commissions and dealer manager fees that would have been payable in connection with that offering.
PE-NTR and ARC are entitled to receive distributions on the Class B units (and OP units converted from previously issued and vested Class B units) at the same rate as distributions are paid to common stockholders. These Class B units will not vest until the economic hurdle is met in conjunction with (i) a termination of the PE-NTR Agreement by our independent directors without cause, (ii) a listing event, or (iii) a liquidity event; provided that PE-NTR serves as our advisor at the time of any of the foregoing events. During the six months ended June 30, 2017 and 2016, the Operating Partnership issued 0.3 million Class B units to PE-NTR and ARC under the PE-NTR Agreement for asset management services performed by PE-NTR.
Disposition Fee—We pay PE-NTR for substantial assistance by PE-NTR, or its affiliates, 2% of the contract sales price of each property or other investment sold. The conflicts committee of our board of directors determines whether PE-NTR or its affiliates have provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property includes preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report, and exhibits) or such other substantial services performed by PE-NTR or its affiliates in connection with a sale. However, if we sold an asset to an affiliate, our organizational documents would prohibit us from paying a disposition fee to PE-NTR or its affiliates.
General and Administrative Expenses—As of June 30, 2017 and December 31, 2016, we owed PE-NTR and their affiliates approximately $154,000 and $43,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC, except for unpaid general and administrative expenses, which we disclose above, for the three and six months ended June 30, 2017 and 2016, and any related amounts unpaid as of June 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Acquisition fees(1)	$902	$940	$1,050	$940	$—	$—
Due diligence fees(1)	183	155	213	155	78	29
Asset management fees(2)	5,228	4,711	10,317	9,330	1,766	1,687
OP units distribution(3)	465	464	925	928	158	158
Class B units distribution(4)	473	382	911	736	155	148
Disposition fees	19	—	19	—	—	—
Total	$7,270	$6,652	$13,435	$12,089	$2,157	$2,022

(1)
Prior to January 1, 2017, acquisition and due diligence fees were recorded on our consolidated statements of operations. The majority of these costs are now capitalized and allocated to the related investment in real estate assets on the consolidated balance sheet based on the acquisition-date fair values of the respective assets and liability acquired.

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
Property Manager—All of our real properties are managed and leased by the Property Manager. The Property Manager is wholly owned by our Phillips Edison sponsor. The Property Manager also manages real properties owned by Phillips Edison affiliates and other third parties.
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
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and six months ended June 30, 2017 and 2016, and any related amounts unpaid as of June 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Property management fees(1)	$2,683	$2,572	$5,269	$4,999	$857	$840
Leasing commissions(2)	2,077	1,547	4,400	3,742	809	705
Construction management fees(2)	380	254	684	413	163	165
Other fees and reimbursements(3)	1,912	1,406	3,621	2,576	1,015	796
Total	$7,052	$5,779	$13,974	$11,730	$2,844	$2,506

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year are expensed immediately and included in Depreciation and Amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year, and construction management fees, are capitalized and amortized over the life of the related leases or assets.

(3)	Other fees and reimbursements are included in Property Operating, General and Administrative, and Transaction Expenses on the consolidated statements of operations based on the nature of the expense.

12. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
Approximate future rental income to be received under non-cancelable operating leases in effect as of June 30, 2017, assuming no new or renegotiated leases or option extensions on lease agreements, was as follows (in thousands):

Year	Amount
Remaining 2017	$103,281
2018	195,464
2019	171,809
2020	149,559
2021	124,903
2022 and thereafter	412,963
Total	$1,157,979
No single tenant comprised 10% or more of our aggregate annualized base rent as of June 30, 2017.

13. SUBSEQUENT EVENTS
Distributions to Stockholders
Distributions equal to a daily amount of $0.00183562 per share of common stock outstanding were paid subsequent to June 30, 2017, to the stockholders of record from June 1, 2017, through July 31, 2017, as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
June 1, 2017, through June 30, 2017	7/3/2017	$10,091	$4,383	$5,708
July 1, 2017, through July 31, 2017	8/1/2017	10,385	4,468	5,917
In August 2017 our board of directors authorized distributions to the stockholders of record at the close of business each day in the period commencing September 1, 2017, through November 30, 2017, equal to a daily amount of $0.00183562 per share of common stock.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison Grocery Center REIT I, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
See Item 1A. Risk Factors, in Part II of this Form 10-Q, Item 1A. Risk Factors, in Part I of our 2016 Annual Report on Form 10-K, filed with the SEC on March 9, 2017, and in the Proxy Statement, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. Risk Factors, in Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q, and in the Proxy Statement.

Overview
Organization
Phillips Edison Grocery Center REIT I, Inc. is a public non-traded real estate investment trust (“REIT”) that invests in retail real estate properties. Our primary focus is on grocery-anchored neighborhood and community shopping centers that meet the day-to-day needs of residents in the surrounding trade areas.
On May 18, 2017, we entered into the PELP transaction. For a more detailed discussion, see Note 3 to the consolidated financial statements.
Portfolio
Below are statistical highlights of our portfolio:

		Property Acquisitions During the
	Total Portfolio as of	Six Months Ended
	June 30, 2017	June 30, 2017
Number of properties	158	5
Number of states	28	3
Total square feet (in thousands)	17,249	501
Leased % of rentable square feet	95.9%	89.0%
Average remaining lease term (in years)(1)	5.4	7.1

(1)	As of June 30, 2017. The average remaining lease term in years excludes future options to extend the term of the lease.

Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after June 30, 2017, for each of the next ten years and thereafter for our 158 shopping centers. The table shows the leased square feet and annualized base rent (“ABR”) represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Leases Expiring	Leased Square Feet Expiring	% of Leased Square Feet Expiring	ABR(1)	% of Total Portfolio ABR
Remaining 2017(2)	166	410	2.5%	$5,848	2.8%
2018	352	1,546	9.3%	20,596	9.9%
2019	419	2,031	12.3%	26,978	13.0%
2020	329	1,791	10.8%	23,147	11.1%
2021	350	2,068	12.5%	24,689	11.9%
2022	256	1,962	11.9%	21,260	10.2%
2023	115	1,589	9.6%	19,945	9.6%
2024	141	1,258	7.6%	13,304	6.4%
2025	117	702	4.2%	11,316	5.4%
2026	120	979	5.9%	14,431	6.9%
Thereafter	192	2,201	13.4%	26,417	12.8%
	2,557	16,537	100.0%	$207,931	100.0%

(1)	We calculate ABR as monthly contractual rent as of June 30, 2017, multiplied by 12 months.

(2)	Subsequent to June 30, 2017, we renewed 35 leases, which accounts for 225,125 total square feet and total ABR of $2.4 million.
Portfolio Tenancy
The following table presents the composition of our portfolio by tenant type as of June 30, 2017 (dollars and square feet in thousands):

Tenant Type	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet
Grocery anchor	$83,582	40.2%	$8,750	52.9%
National and regional(1)	79,147	38.1%	5,385	32.6%
Local	45,202	21.7%	2,402	14.5%
	$207,931	100.0%	$16,537	100.0%

(1)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.
The following table presents the composition of our portfolio by tenant industry as of June 30, 2017 (dollars and square feet in thousands):

Tenant Industry	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet
Grocery	$83,582	40.2%	$8,750	52.9%
Service	48,154	23.2%	2,508	15.2%
Retail	46,052	22.1%	3,870	23.4%
Restaurants	30,143	14.5%	1,409	8.5%
	$207,931	100.0%	$16,537	100.0%

The following table presents our grocery anchor tenants, grouped according to parent company, by leased square feet as of June 30, 2017 (dollars and square feet in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Kroger	$18,270	8.8%	2,298	13.9%	40
Publix Super Markets	15,514	7.5%	1,503	9.1%	32
Ahold Delhaize	8,383	4.0%	555	3.3%	10
Albertsons Companies	7,744	3.7%	756	4.6%	13
Giant Eagle	5,435	2.6%	560	3.4%	7
Walmart	5,197	2.5%	1,121	6.8%	9
Raley's Supermarkets	3,422	1.6%	193	1.2%	3
SuperValu	2,382	1.1%	273	1.7%	4
Sprouts Farmers Market	2,281	1.1%	195	1.2%	6
Southeastern Grocers	1,545	0.7%	147	0.9%	3
Schnuck Markets	1,459	0.7%	121	0.7%	2
Coborn's	1,388	0.7%	108	0.7%	2
BJ’s Wholesale Club	1,223	0.6%	115	0.7%	1
H.E. Butt Grocery Company	1,210	0.6%	81	0.5%	1
Big Y Foods	1,091	0.5%	65	0.4%	1
PAQ	1,046	0.5%	59	0.3%	1
Trader Joe's	934	0.5%	55	0.3%	4
McKeever Enterprises	844	0.4%	68	0.4%	1
Save Mart Supermarkets	843	0.4%	102	0.6%	2
The Fresh Market	841	0.4%	59	0.3%	3
Pete's Fresh Market	579	0.3%	72	0.4%	1
U R M Stores	574	0.3%	51	0.3%	1
Hy-Vee Food Stores	527	0.3%	127	0.8%	2
Fresh Thyme Farmers Market	450	0.2%	30	0.2%	1
Marcs	400	0.2%	36	0.2%	1
	$83,582	40.2%	8,750	52.9%	151

(1)
Number of locations excludes (a) auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, (b) four locations where we do not own the portion of the shopping center that contains the grocery anchor, and (c) four locations that have non-grocery anchors. Number of locations also includes one shopping center that has two grocery anchors.

Results of Operations
Summary of Operating Activities for the Three Months Ended June 30, 2017 and 2016

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2017	2016	$	%
Operating Data:
Total revenues	$69,851	$63,053	$6,798	10.8%
Property operating expenses	(10,297)	(9,657)	(640)	(6.6)%
Real estate tax expenses	(10,155)	(9,230)	(925)	(10.0)%
General and administrative expenses	(8,896)	(8,461)	(435)	(5.1)%
Acquisition expenses	(313)	(1,502)	1,189	NM
Depreciation and amortization	(28,207)	(25,977)	(2,230)	(8.6)%
Interest expense, net	(9,501)	(7,601)	(1,900)	(25.0)%
Transaction expenses	(4,383)	—	(4,383)	NM
Other income (expense), net	680	(42)	722	NM
Net (loss) income	(1,221)	583	(1,804)	NM
Net loss (income) attributable to noncontrolling interests	28	(23)	51	NM
Net (loss) income attributable to stockholders	$(1,193)	$560	$(1,753)	NM

Net (loss) income per share—basic and diluted	$(0.01)	$0.00	$(0.01)
Below are explanations of the significant fluctuations in the results of operations for the three months ended June 30, 2017 and 2016:
Total revenues—Of the $6.8 million increase in total revenues, $6.7 million is attributed to owning nine more properties as of June 30, 2017, than the comparable 2016 period. The remaining increase was the result of a $0.1 million increase among same-center properties, which are the 137 properties that were owned and operational for the entire portion of both comparable reporting periods. There are nine properties being repositioned in the market and such repositioning is expected to have a significant impact on property operating income. As such, these properties have been classified as redevelopment and have been excluded from our same-center pool. The increase in same-center revenue was due to a $0.6 million increase in rental income, offset by a $0.4 million decrease in tenant recovery income. The increase in same-center rental income was driven by a $0.26 increase in minimum rent per square foot and a 0.3% increase in occupancy since June 30, 2016. The decrease in tenant recovery income primarily resulted from a decrease in property maintenance recoveries and metered utility recoveries, as our expenses were lower for the three months ended June 30, 2017, compared to the same period in 2016.
Property operating expenses—These expenses include (i) operating and maintenance expense, which consists of property-related costs including repairs and maintenance costs, landscaping, snow removal, utilities, property insurance costs, security, and various other property-related expenses; (ii) bad debt expense; and (iii) property management fees and expenses. The $0.6 million increase in property operating expenses consisted of a $1.2 million increase related to owning nine more properties as of June 30, 2017, than the comparable 2016 period, offset by a $0.5 million decrease in property operating expenses among same-center properties. This decrease was attributed to a reduction in allowance for doubtful accounts that resulted from improved collections, as well as a decrease in insurance costs from obtaining more favorable rates.
Real estate tax expenses—The $0.9 million increase in real estate tax expenses was primarily due to having more properties in our portfolio as of June 30, 2017, than the comparable 2016 period.
General and administrative expenses—The $0.4 million increase in general and administrative expenses was primarily due to additional asset management fees related to the additional properties acquired after June 30, 2016.
Acquisition expenses—The $1.2 million decrease in acquisition expenses was attributed to the implementation of ASU 2017-01 on January 1, 2017, which requires us to capitalize most acquisition-related costs. For a more detailed discussion of this adoption, see Note 5 to the consolidated financial statements.
Depreciation and amortization—The $2.2 million increase in depreciation and amortization expenses included a $2.9 million increase related to owning more properties at June 30, 2017, than at June 30, 2016. This was offset by a $0.4 million decrease due to the disposition of a property in December 2016, and a $0.3 million decrease that was primarily attributed to certain intangible lease assets becoming fully amortized.

Interest expense, net—The $1.9 million increase in interest expense stemmed from additional borrowings subsequent to June 30, 2016, offset by a decrease that resulted from refinancing certain mortgages.
Transaction expenses—The $4.4 million increase in transaction expenses resulted from costs incurred in connection with the PELP transaction (see Note 3 to the consolidated financial statements).
Other income (expense), net—Other income increased $0.7 million primarily due to a gain on the sale of land at one of our properties.

Summary of Operating Activities for the Six Months Ended June 30, 2017 and 2016

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2017	2016	$	%
Operating Data:
Total revenues	$138,154	$126,135	$12,019	9.5%
Property operating expenses	(21,729)	(19,948)	(1,781)	(8.9)%
Real estate tax expenses	(20,413)	(18,641)	(1,772)	(9.5)%
General and administrative expenses	(16,726)	(16,014)	(712)	(4.4)%
Acquisition expenses	(264)	(1,522)	1,258	NM
Depreciation and amortization	(55,831)	(51,683)	(4,148)	(8.0)%
Interest expense, net	(17,891)	(15,333)	(2,558)	(16.7)%
Transaction expenses	(6,023)	—	(6,023)	NM
Other income (expense), net	636	(158)	794	NM
Net (loss) income	(87)	2,836	(2,923)	(103.1)%
Net loss (income) attributable to noncontrolling interests	—	(57)	57	100.0%
Net (loss) income attributable to stockholders	$(87)	$2,779	$(2,866)	(103.1)%

Net (loss) income per share—basic	$(0.00)	$0.02	$(0.02)
Net (loss) income per share—diluted	(0.00)	0.01	(0.01)
Below are explanations of the significant fluctuations in the results of operations for the six months ended June 30, 2017 and 2016:
Total revenues—Of the $12.0 million increase in total revenues, $11.2 million was related to owning nine more properties as of June 30, 2017, than the comparable 2016 period, and the remaining $0.8 million increase was attributed to same-center properties. The increase in same-center revenue was due to a $1.7 million increase in rental income, offset by a $0.8 million decrease in tenant recovery income. The increase in same-center rental income was driven by a $0.26 increase in minimum rent per square foot and a 0.3% increase in occupancy since June 30, 2016. The decrease in tenant recovery income stemmed from a decrease in real estate tax, property maintenance, and metered utility recoveries, as our expenses were lower for the six months ended June 30, 2017, as compared to the same period in 2016.
Property operating expenses—The $1.8 million increase in property operating expenses was primarily related to owning nine more properties as of June 30, 2017, than the comparable 2016 period.
Real estate tax expenses—The $1.8 million increase in real estate tax expenses was comprised of a $2.1 million increase due to having more properties in our portfolio as of June 30, 2017, than the comparable 2016 period, offset by a $0.3 million decrease attributed to same-center properties.
Acquisition expenses—The $1.3 million decrease in acquisition expenses was attributed to the implementation of ASU 2017-01 on January 1, 2017, which requires us to capitalize most acquisition-related costs. For a more detailed discussion of this adoption, see Note 5 to the consolidated financial statements.
Depreciation and amortization—The $4.1 million increase in depreciation and amortization expenses included a $5.5 million increase related to owning more properties at June 30, 2017, than at June 30, 2016. This was offset by a $0.8 million decrease due to the disposition of a property in December 2016, as well as a $0.7 million decrease that was primarily attributed to certain intangible lease assets becoming fully amortized.
Interest expense, net—The $2.6 million increase in interest expense stemmed from additional borrowings subsequent to June 30, 2016, offset by a decrease that resulted from refinancing certain mortgages.

Transaction expenses—The $6.0 million increase in transaction expenses resulted from costs incurred in connection with the PELP transaction (see Note 3 to the consolidated financial statements).
Other income (expense), net—Other income increased $0.8 million primarily due to gains from the sale of land at two of our properties.

Leasing Activity
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
Below is a summary of leasing activity for the three months ended June 30, 2017 and 2016:

	Total Deals		Inline Deals(1)
	2017	2016	2017	2016
New leases:
Number of leases	45	40	44	40
Square footage (in thousands)	108	105	94	105
First-year base rental revenue (in thousands)	$2,028	$1,700	$1,937	$1,700
Average rent per square foot (“PSF”)	$18.79	$16.18	$20.57	$16.18
Average cost PSF of executing new leases(2)(3)	$34.06	$27.95	$35.02	$27.95
Weighted average lease term (in years)	8.3	7.2	7.4	7.2
Renewals and options:
Number of leases	85	82	80	78
Square footage (in thousands)	380	247	157	150
First-year base rental revenue (in thousands)	$5,356	$4,157	$3,602	$3,384
Average rent PSF	$14.10	$16.80	$22.88	$22.60
Average rent PSF prior to renewals	$13.09	$15.07	$20.51	$19.95
Percentage increase in average rent PSF	7.7%	11.5%	11.5%	13.3%
Average cost PSF of executing renewals and options(2)(3)	$2.83	$3.57	$5.16	$5.07
Weighted average lease term (in years)	5.1	5.5	5.3	5.6
Portfolio retention rate(4)	91.0%	92.3%	90.2%	85.6%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The costs associated with landlord improvements are excluded for repositioning and redevelopment projects.

(4)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

Below is a summary of leasing activity for the six months ended June 30, 2017 and 2016:

	Total Deals		Inline Deals
	2017	2016	2017	2016
New leases:
Number of leases	92	89	89	86
Square footage (in thousands)	237	328	195	220
First-year base rental revenue (in thousands)	$4,183	$4,431	$3,854	$3,589
Average rent PSF	$17.62	$13.53	$19.73	$16.35
Average cost PSF of executing new leases	$31.94	$26.50	$34.53	$32.99
Weighted average lease term (in years)	8.2	7.7	7.6	7.3
Renewals and options:
Number of leases	170	145	157	136
Square footage (in thousands)	806	757	327	267
First-year base rental revenue (in thousands)	$12,467	$8,418	$7,662	$5,690
Average rent PSF	$15.47	$11.11	$23.46	$21.29
Average rent PSF prior to renewals	$14.22	$10.04	$20.95	$18.67
Percentage increase in average rent PSF	8.8%	10.7%	12.0%	14.0%
Average cost PSF of executing renewals and options	$3.02	$2.76	$5.19	$4.79
Weighted average lease term (in years)	5.1	5.6	5.3	5.5
Portfolio retention rate	93.4%	90.1%	89.0%	82.3%

Non-GAAP Measures

Same-Center Net Operating Income
We present Same-Center Net Operating Income (“Same-Center NOI”) as a supplemental measure of our performance. We define Net Operating Income (“NOI”) as total operating revenues, adjusted to exclude lease buy-out income and non-cash revenue items, less property operating expenses and real estate taxes. Same-Center NOI represents the NOI for the 137 properties that were owned and operational for the entire portion of both comparable reporting periods, except for the nine properties we currently classify as redevelopment. While there is judgment surrounding changes in designations, once a redevelopment property has stabilized, it is typically moved to the same-center pool the following year.
We believe that NOI and Same-Center NOI provide useful information to our investors about our financial and operating performance because each provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income (loss). Because Same-Center NOI excludes the change in NOI from properties acquired after December 31, 2015, and those considered redevelopment properties, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.
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

The table below is a comparison of Same-Center NOI for the three and six months ended June 30, 2017, to the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues:
Rental income(1)	$42,304	$41,507	$797		$84,967	$82,867	$2,100
Tenant recovery income	13,665	14,095	(430)		27,716	28,563	(847)
Other property income	137	216	(79)		341	367	(26)
Total revenues	56,106	55,818	288	0.5%	113,024	111,797	1,227	1.1%
Operating expenses:
Property operating expenses	8,437	8,680	(243)		17,732	17,860	(128)
Real estate taxes	8,291	8,309	(18)		16,551	16,865	(314)
Total operating expenses	16,728	16,989	(261)	(1.5)%	34,283	34,725	(442)	(1.3)%
Total Same-Center NOI	$39,378	$38,829	$549	1.4%	$78,741	$77,072	$1,669	2.2%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Below is a reconciliation of net (loss) income to NOI and Same-Center NOI for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016(1)	2017	2016(1)
Net (loss) income	$(1,221)	$583	$(87)	$2,836
Adjusted to exclude:
Straight-line rental income	(1,451)	(826)	(1,943)	(1,725)
Net amortization of above- and below-market leases	(357)	(310)	(686)	(582)
Lease buyout income	(1,085)	(169)	(1,112)	(534)
General and administrative expenses	8,896	8,461	16,726	16,014
Acquisition expenses	313	1,502	264	1,522
Depreciation and amortization	28,207	25,977	55,831	51,683
Interest expense, net	9,501	7,601	17,891	15,333
Transaction expenses	4,383	—	6,023	—
Other	(680)	42	(636)	158
NOI	46,506	42,861	92,271	84,705
Less: NOI from centers excluded from Same-Center	(7,128)	(4,032)	(13,530)	(7,633)
Total Same-Center NOI	$39,378	$38,829	$78,741	$77,072

(1)	Certain prior period amounts have been restated to conform with current year presentation.

Funds from Operations and Modified Funds from Operations
Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP, adjusted for gains (or losses) from sales of depreciable real estate property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets and impairment charges, and after related adjustments for unconsolidated partnerships, joint ventures, and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because, when compared year over year, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income (loss).
Since the definition of FFO was promulgated by NAREIT, GAAP has expanded to include several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations (“MFFO”), which, as defined by us, excludes from FFO the following items:

•	acquisition and transaction expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting; and

•	adjustments related to the above items for joint ventures and noncontrolling interests and unconsolidated entities in the application of equity accounting.
We believe that MFFO is helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods because MFFO excludes acquisition expenses that affect operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
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
Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements. FFO and MFFO should not be viewed as more prominent measures of performance than our net income (loss) or cash flows from operations prepared in accordance with GAAP. Our FFO and MFFO, as presented, may not be comparable to amounts calculated by other REITs.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Calculation of FFO
Net (loss) income attributable to stockholders	$(1,193)	$560	$(87)	$2,779
Adjustments:
Depreciation and amortization of real estate assets	28,207	25,977	55,831	51,683
Noncontrolling interest	(414)	(387)	(834)	(774)
FFO attributable to common stockholders	$26,600	$26,150	$54,910	$53,688
Calculation of MFFO
FFO	$26,600	$26,150	$54,910	$53,688
Adjustments:
Acquisition expenses	313	1,502	264	1,522
Net amortization of above- and below-market leases	(357)	(310)	(686)	(582)
Loss (gain) on extinguishment of debt	—	56	(524)	105
Straight-line rental income	(1,451)	(826)	(1,943)	(1,725)
Amortization of market debt adjustment	(293)	(673)	(571)	(1,346)
Change in fair value of derivatives	(126)	(21)	(124)	32
Transaction expenses	4,383	—	6,023	—
Noncontrolling interest	(45)	17	(37)	43
MFFO attributable to common stockholders	$29,024	$25,895	$57,312	$51,737

FFO/MFFO per share:
Weighted-average common shares outstanding - basic	183,126	183,514	183,178	182,880
Weighted-average common shares outstanding - diluted(1)	185,916	186,299	185,969	185,665
FFO per share - basic	$0.15	$0.14	$0.30	$0.29
FFO per share - diluted	$0.14	$0.14	$0.30	$0.29
MFFO per share - basic and diluted	$0.16	$0.14	$0.31	$0.28

(1)
OP units and restricted stock awards were dilutive to FFO/MFFO for the three and six months ended June 30, 2017, and, accordingly, were included in the weighted average common shares used to calculate diluted FFO/MFFO per share.

Liquidity and Capital Resources
General
Our principal cash demands, aside from standard operating expenses, are for investments in real estate, capital expenditures, repurchases of common stock, distributions to stockholders, and principal and interest on our outstanding indebtedness. We intend to use our cash on hand, operating cash flows, and proceeds from debt financings, including borrowings under our unsecured credit facility, as our primary sources of immediate and long-term liquidity. On May 18, 2017, we entered into the PELP transaction, which is expected to close during the fourth quarter of 2017. Under the terms of the agreement, we will pay PELP approximately $50.0 million in cash (refer to Note 3 to the consolidated financial statements for further information). We believe our sources of cash will provide adequate liquidity to fund our obligations, including the cash needed for the PELP transaction.
As of June 30, 2017, we had cash and cash equivalents of $5.4 million, a net cash decrease of $2.9 million during the six months ended June 30, 2017.
Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, and interest payments.
Our cash flows from operating activities were $49.0 million for the six months ended June 30, 2017, compared to $57.0 million for the same period in 2016. The decrease was primarily due to an increase in accounts receivable, as well as an increase in prepaid insurance payments as a result of the timing of our policy renewals in the current year.

Investing Activities
Net cash flows from investing activities are affected by the nature, timing, and extent of improvements to, as well as acquisitions and dispositions of, real estate and real estate-related assets, as we continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist.
Our net cash used in investing activities was $49.9 million for the six months ended June 30, 2017, compared to $105.0 million for the same period in 2016. The decrease in cash used primarily resulted from the release of $35.9 million from restricted cash due to the completion of a reverse Section 1031 like-kind exchange, which originated from the sale of a property in December 2016.
During the six months ended June 30, 2017, we acquired five shopping centers for a total cash outlay of $75.8 million. During the same period in 2016, we acquired two shopping centers and additional real estate adjacent to a previously acquired shopping center for a total cash outlay of $94.4 million.
Financing Activities
Net cash flows from financing activities are affected by payments of distributions, share repurchases, principal and other payments associated with our outstanding debt, and borrowings during the period. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. Our net cash used in financing activities was $1.9 million for the six months ended June 30, 2017, compared to net cash flow provided by financing activities of $13.8 million for the same period in 2016. The decrease in cash provided by financing activities primarily resulted from increases in share repurchases and distributions, partially offset by increased borrowings and lower payments on outstanding debt.
As of June 30, 2017, our debt to total enterprise value was 38.1%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as diluted shares outstanding multiplied by the current estimated value per share of $10.20, plus net debt).
Our debt is subject to certain covenants, as disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017. As of June 30, 2017, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of June 30, 2017, allow us access to future borrowings as needed.
We have access to a revolving credit facility with a capacity of $500 million and a current interest rate of LIBOR plus 1.3%. As of June 30, 2017, $203.0 million was available for borrowing under the revolving credit facility. The revolving credit facility matures in December 2017. In connection with the PELP transaction and associated assumption of debt, we anticipate refinancing this facility prior to maturity. If we do not refinance, we will exercise our option to extend the maturity to 2018.
We offer an SRP that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. For a more detailed discussion of our SRP, see Note 9 to the consolidated financial statements.
Activity related to distributions to our common stockholders for the six months ended June 30, 2017 and 2016, is as follows (in thousands):

	2017	2016
Gross distributions paid	$61,370	$61,163
Distributions reinvested through the DRIP	22,850	30,190
Net cash distributions	$38,520	$30,973
Net (loss) income attributable to stockholders	$(87)	$2,779
Net cash provided by operating activities	$48,957	$56,955
FFO(1)	$54,910	$53,688
(1) See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations, for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net (loss) income on the consolidated statements of operations.
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

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain, and which does not necessarily equal net income (loss) as calculated in accordance with GAAP). We generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year due to meeting the REIT qualification requirements. However, we may be subject to certain state and local taxes on our income, property, or net worth and to federal income and excise taxes on our undistributed income.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Critical Accounting Policies
Real Estate Acquisition Accounting—In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amends existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our real estate acquisition activity will no longer be considered a business combination and will instead be classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations have been capitalized and will be amortized over the life of the related assets.
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
As of June 30, 2017, we had three interest rate swaps that fixed LIBOR on $387 million of our unsecured term loan facility, and we were party to an interest rate swap that fixed the variable interest rate on $10.9 million of one of our secured mortgage notes at 5.22%. We also entered into a forward starting interest rate swap agreement to fix the interest rate on $255 million of our unsecured debt, which became effective July 1, 2017. This interest rate swap converts the LIBOR portion of the interest rate to a fixed interest rate of 1.329% through September 2023.
As of June 30, 2017, we had not fixed the interest rate on $565.0 million of our unsecured debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at June 30, 2017, would result in approximately $5.6 million of additional interest expense annually.
The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure. As the information presented above includes only those exposures that exist as of June 30, 2017, it does not consider those exposures or positions that could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We had no other outstanding interest rate swap agreements as of June 30, 2017.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2017.
Internal Control Changes
During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings
We are involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our consolidated financial statements, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Item 1A. Risk Factors
For a listing of risk factors associated with investing in us, please see Item 1A. Risk Factors in Part I of our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017, and in the Proxy Statement.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	During the quarter ended June 30, 2017, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2017	89	$10.20	89	(3)
May 2017	—	—	—	(3)
June 2017	202	10.20	202	(3)

(1)	The estimated value per share of our common stock is $10.20, which was reaffirmed on May 9, 2017. The repurchase price per share for all stockholders is equal to the estimated value per share.

(2)	We announced the commencement of the share repurchase program (“SRP”) on August 12, 2010, and it was subsequently amended on September 29, 2011, and on April 14, 2016.

(3)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP, as described below.
Our SRP may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations that are discussed below:

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
Our board of directors may amend, suspend, or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders. In connection with the proposed agreement to acquire certain real estate assets and the third-party asset management business of Phillips Edison Limited Partnership (see Note 3 to the consolidated financial statements), the SRP was suspended during the month of May and resumed in June.
During the three and six months ended June 30, 2017, repurchase requests surpassed the funding limits under the SRP. Due to the program’s funding limits, no funds will be available for the remainder of 2017. When we are unable to fulfill all repurchase requests in any month, we will honor requests on a pro rata basis to the extent possible. As of June 30, 2017, we had 9.5 million shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn. We continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
None.

Item 6.        Exhibits

Ex.	Description

2.1
Contribution Agreement, dated as of May 18, 2017, between Phillips Edison Grocery Center REIT I, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., and the Contributors Listed Therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 23, 2017)

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.

Date: August 9, 2017	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chair of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)