Form 10-Q
period 2017-09-30
PHILLIPS EDISON GROCERY CENTER REIT I, INC.
filed 2017-11-09
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2017, there were 184.5 million outstanding shares of common stock of Phillips Edison Grocery Center REIT I, Inc.

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Investment in real estate:
Land and improvements	$838,078	$796,192
Building and improvements	1,640,052	1,532,888
Acquired in-place lease assets	226,033	212,916
Acquired above-market lease assets	43,021	42,009
Total investment in real estate assets	2,747,184	2,584,005
Accumulated depreciation and amortization	(418,544)	(334,348)
Total investment in real estate assets, net	2,328,640	2,249,657
Cash and cash equivalents	7,189	8,224
Restricted cash	6,025	41,722
Other assets, net	102,541	80,585
Real estate investment and other assets held for sale	4,863	—
Total assets	$2,449,258	$2,380,188

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loans payable, net	$1,224,779	$1,056,156
Acquired below-market lease liabilities, net of accumulated amortization of $24,790 and $20,255, respectively	42,080	43,032
Accounts payable – affiliates	4,567	4,571
Accounts payable and other liabilities	69,007	51,642
Liabilities of real estate investment held for sale	233	—
Total liabilities	1,340,666	1,155,401
Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at
September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 184,140 and 185,062 shares issued
and outstanding at September 30, 2017 and December 31, 2016, respectively	1,841	1,851
Additional paid-in capital	1,617,717	1,627,098
Accumulated other comprehensive income	11,175	10,587
Accumulated deficit	(539,840)	(438,155)
Total stockholders’ equity	1,090,893	1,201,381
Noncontrolling interests	17,699	23,406
Total equity	1,108,592	1,224,787
Total liabilities and equity	$2,449,258	$2,380,188

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$53,165	$48,828	$157,425	$143,023
Tenant recovery income	17,052	16,199	50,442	47,652
Other property income	407	243	911	730
Total revenues	70,624	65,270	208,778	191,405
Expenses:
Property operating	10,882	10,030	32,611	29,978
Real estate taxes	10,723	9,104	31,136	27,745
General and administrative	8,712	7,722	25,438	23,736
Termination of affiliate arrangements	5,454	—	5,454	—
Acquisition expenses	202	870	466	2,392
Depreciation and amortization	28,650	26,583	84,481	78,266
Total expenses	64,623	54,309	179,586	162,117
Other:
Interest expense, net	(10,646)	(8,504)	(28,537)	(23,837)
Transaction expenses	(3,737)	—	(9,760)	—
Other income (expense), net	6	33	642	(125)
Net (loss) income	(8,376)	2,490	(8,463)	5,326
Net loss (income) attributable to noncontrolling interests	144	(26)	144	(83)
Net (loss) income attributable to stockholders	$(8,232)	$2,464	$(8,319)	$5,243
Earnings per common share:
Net (loss) income per share attributable to stockholders - basic and diluted	$(0.04)	$0.01	$(0.05)	$0.03
Weighted-average common shares outstanding:
Basic	183,843	184,639	183,402	183,471
Diluted	183,843	187,428	183,402	186,260

Comprehensive (loss) income:
Net (loss) income	$(8,376)	$2,490	$(8,463)	$5,326
Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives	(179)	1,950	(1,944)	(9,597)
Reclassification of derivative loss to interest expense	228	888	1,203	2,762
Comprehensive (loss) income	(8,327)	5,328	(9,204)	(1,509)
Comprehensive loss (income) attributable to noncontrolling interests	144	(26)	144	(83)
Comprehensive (loss) income attributable to stockholders	$(8,183)	$5,302	$(9,060)	$(1,592)

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2016	181,308	$1,813	$1,588,541	$22	$(323,761)	$1,266,615	$25,177	$1,291,792
Share repurchases	(752)	(7)	(7,273)	—	—	(7,280)	—	(7,280)
Dividend reinvestment plan (“DRIP”)	4,387	44	44,687	—	—	44,731	—	44,731
Common distributions declared, $0.50 per share	—	—	—	—	(92,107)	(92,107)	—	(92,107)
Share-based compensation	—	—	10	—	—	10	—	10
Change in unrealized loss on interest rate swaps	—	—	—	(6,835)	—	(6,835)	—	(6,835)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,409)	(1,409)
Net income	—	—	—	—	5,243	5,243	83	5,326
Balance at September 30, 2016	184,943	$1,850	$1,625,965	$(6,813)	$(410,625)	$1,210,377	$23,851	$1,234,228

Balance at December 31, 2016, as reported	185,062	$1,851	$1,627,098	$10,587	$(438,155)	$1,201,381	$23,406	$1,224,787
Adoption of new accounting pronouncement (see Note 8)	—	—	—	1,329	(1,329)	—	—	—
Balance at January 1, 2017, as adjusted	185,062	1,851	1,627,098	11,916	(439,484)	1,201,381	23,406	1,224,787
Share repurchases	(4,471)	(45)	(45,557)	—	—	(45,602)	—	(45,602)
DRIP	3,546	35	36,136	—	—	36,171	—	36,171
Common distributions declared, $0.50 per share	—	—	—	—	(92,037)	(92,037)	—	(92,037)
Share-based compensation	3	—	40	—	—	40	—	40
Change in unrealized loss on interest rate swaps	—	—	—	(741)	—	(741)	—	(741)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,384)	(1,384)
Redemption of noncontrolling interest	—	—	—	—	—	—	(4,179)	(4,179)
Net loss	—	—	—	—	(8,319)	(8,319)	(144)	(8,463)
Balance at September 30, 2017	184,140	$1,841	$1,617,717	$11,175	$(539,840)	$1,090,893	$17,699	$1,108,592

See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)
(In thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,463)	$5,326
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	83,200	76,293
Net amortization of above- and below-market leases	(972)	(936)
Amortization of deferred financing expense	3,572	3,757
Net (gain) loss on write-off of unamortized capitalized leasing commissions, market debt adjustments,
and deferred financing expense	(372)	59
Straight-line rental income	(2,913)	(2,793)
Other	(555)	130
Changes in operating assets and liabilities:
Other assets	(12,193)	(4,339)
Accounts payable – affiliates	1	(1,206)
Accounts payable and other liabilities	6,217	8,888
Net cash provided by operating activities	67,522	85,179
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(111,740)	(132,266)
Capital expenditures	(22,505)	(16,936)
Proceeds from sale of real estate	37,037	—
Change in restricted cash	(203)	394
Net cash used in investing activities	(97,411)	(148,808)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	202,000	(23,531)
Proceeds from mortgages and loans payable	—	230,000
Payments on mortgages and loans payable	(64,287)	(103,622)
Payments of deferred financing expenses	(2,510)	(2,461)
Distributions paid, net of DRIP	(56,226)	(47,535)
Distributions to noncontrolling interests	(1,262)	(1,260)
Repurchases of common stock	(44,682)	(7,280)
Redemption of noncontrolling interests	(4,179)	—
Net cash provided by financing activities	28,854	44,311
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,035)	(19,318)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,224	40,680
End of period	$7,189	$21,362

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$26,461	$22,234
Fair value of assumed debt	30,832	—
Accrued capital expenditures	3,560	1,834
Change in distributions payable	(360)	(159)
Change in distributions payable - noncontrolling interests	122	149
Change in accrued share repurchase obligation	920	—
Distributions reinvested	36,171	44,731
Like-kind exchange of real estate:
Utilization of restricted cash held for acquisitions	(35,900)	—

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
As of September 30, 2017, our advisor was Phillips Edison NTR LLC (“PE-NTR”), which was directly or indirectly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor” or “PELP”). Under the terms of the advisory agreement between PE-NTR and us, PE-NTR was responsible for the management of our day-to-day activities and the implementation of our investment strategy.
As of September 30, 2017, we owned fee simple interests in 159 real estate properties acquired from third parties unaffiliated with us or PE-NTR.
On October 4, 2017, we completed a transaction to acquire certain real estate assets, the captive insurance company, and the third-party asset management business of our Phillips Edison sponsor in a stock and cash transaction (“PELP transaction”). Upon completion of the PELP transaction, our relationship with PE-NTR was terminated. For a more detailed discussion, see Notes 3 and 11.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. For example, significant estimates and assumptions have been made with respect to the useful lives of assets; recoverable amounts of receivables; and other fair value measurement assessments required for the preparation of the consolidated financial statements. As a result, these estimates are subject to a degree of uncertainty.
Other than those noted below, there have been no changes to our significant accounting policies during the nine months ended September 30, 2017. For a full summary of our accounting policies, refer to our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison Grocery Center REIT I, Inc. for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Held for Sale Entities—We consider assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Newly Adopted and Recently Issued Accounting Pronouncements
The following table provides a brief description of recently issued accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update “ASU” 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)
This update amends existing guidance in order to provide consistency in accounting for the derecognition of a business or nonprofit activity. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2018
We will adopt this standard concurrently with ASU 2014-09, listed below. We expect the adoption will impact our transactions that are subject to the amendments, which, although expected to be infrequent, would include a partial sale of real estate or contribution of a nonfinancial asset to form a joint venture.

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

The following table provides a brief description of newly adopted accounting pronouncements and their effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2017-12, Derivatives and Hedging (Topic 815)	This update amended existing guidance in order to better align a company’s financial reporting for hedging activities with the economic objectives of those activities.	September 2017
Upon adoption, we included a disclosure related to the effect of our hedging activities on our consolidated statements of operations. This disclosure also eliminated the periodic measurement and recognition of hedging ineffectiveness. We adopted this guidance on a modified retrospective basis and applied an adjustment to Accumulated Other Comprehensive Income with a corresponding adjustment to the opening balance of Accumulated Deficit as of the beginning of 2017. For a more detailed discussion of this adoption, see Note 8.

ASU 2017-01, Business Combinations (Topic 805)	This update amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business.	January 1, 2017	For a more detailed discussion of the effect of this adoption on our financial statements, see Note 4.
Reclassifications—The following line item on our consolidated statement of cash flows for the nine months ended September 30, 2016, was reclassified:

•
Net (Gain) Loss on Write-off of Unamortized Capitalized Leasing Commissions, Market Debt Adjustments, and Deferred Financing Expense was separately disclosed due to significance in the current period. In the previous period these amounts were included in Other.

3. PELP ACQUISITION
On October 4, 2017, we completed the PELP transaction. Under the terms of this transaction, the following consideration was given in exchange for the contribution of PELP’s ownership interests in 76 shopping centers, its captive insurance company, and its third-party asset management business (in thousands):

Amount
Value of Operating Partnership units (“OP units”) issued(1)	$404,317
Debt assumed(2):
Corporate debt	432,091
Mortgages and notes payable	70,837
Cash payments	25,000
Total estimated consideration	$932,245

(1)	We issued 39.6 million OP units, excluding 5.1 million OP units and Class B units outstanding prior to the acquisition date, with an estimated value per unit of $10.20 at the time of the transaction.

(2)	The amounts related to debt assumed are shown at face value, but the final amounts will be recorded at fair value.
Immediately following the closing of the PELP transaction, our shareholders owned approximately 80.6% and former PELP shareholders owned approximately 19.4% of the combined company.
The terms of the transaction also include an earn-out structure with an opportunity for an additional 12.5 million OP units to be issued if certain milestones are achieved related to a liquidity event for our shareholders and reaching certain fundraising targets in Phillips Edison Grocery Center REIT III, Inc., of which PELP was a co-sponsor.
The PELP transaction was approved by the independent special committee of our board of directors (“Board”), which had retained independent financial and legal advisors. It was also approved by our shareholders, as well as PELP’s partners. For additional information, please see the Current Report on Form 8-K filed with the SEC on October 11, 2017, and the Definitive Proxy Statement filed with the SEC on July 6, 2017.
The supplemental purchase accounting disclosures required by GAAP relating to the acquisition of PELP have not been presented as the initial accounting for this acquisition was incomplete at the time this Quarterly Report on Form 10-Q was filed with the SEC.

4. REAL ESTATE ACQUISITIONS AND DISPOSITIONS
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our real estate acquisition activity is no longer considered a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations are capitalized and will be amortized over the life of the related assets. Costs incurred related to properties that were not ultimately acquired were recorded as Acquisition Expenses on our consolidated statements of operations. As of September 30, 2017, none of our real estate acquisitions in 2017 met the definition of a business; therefore, we accounted for all as asset acquisitions.
During the nine months ended September 30, 2017, we acquired six grocery-anchored shopping centers. Our first quarter acquisition closed out the Internal Revenue Service Code (“IRC”) reverse Section 1031 like-kind exchange outstanding as of December 31, 2016. During the nine months ended September 30, 2016, we acquired three grocery-anchored shopping centers and additional real estate adjacent to previously acquired shopping centers.
For the nine months ended September 30, 2017 and 2016, we allocated the purchase price of our acquisitions, including acquisition costs for 2017, to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2017	2016
Land and improvements	$36,100	$47,834
Building and improvements	95,507	74,709
Acquired in-place leases	13,646	12,300
Acquired above-market leases	1,012	2,398
Acquired below-market leases	(3,703)	(6,313)
Total assets and lease liabilities acquired	142,562	130,928
Less: Fair value of assumed debt at acquisition	30,832	—
Net assets acquired	$111,730	$130,928
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the nine months ended September 30, 2017 and 2016, are as follows (in years):

	2017	2016
Acquired in-place leases	13	12
Acquired above-market leases	7	6
Acquired below-market leases	19	22

Property Held for Sale—As of September 30, 2017, one property was classified as held for sale as it was under contract to sell, with no substantive contingencies, and the prospective buyer had significant funds at risk. On October 26, 2017, we sold this property for $6.5 million and intend on deferring the gain through an IRC Section 1031 like-kind exchange by purchasing another property. A summary of assets and liabilities for the property held for sale as of September 30, 2017, is below (in thousands):

September 30, 2017
ASSETS
Total investment in real estate assets, net	$4,459
Accounts receivable, net	300
Other assets, net	104
Total assets	$4,863

LIABILITIES
Liabilities:
Acquired below-market lease liabilities, net of accumulated amortization of $38	$82
Accounts payable – affiliates	5
Accounts payable and other liabilities	146
Total liabilities	$233

5. FAIR VALUE MEASUREMENTS
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
The following is a summary of borrowings as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Fair value	$1,226,748	$1,056,990
Recorded value(1)	1,232,190	1,065,180

(1)	Recorded value does not include deferred financing costs of $7.4 million and $9.0 million as of September 30, 2017 and December 31, 2016, respectively.
Derivative Instruments—As of September 30, 2017 and December 31, 2016, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities (“Term Loans”). For a more detailed discussion of these cash flow hedges, see Note 8. As of September 30, 2017 and December 31, 2016, we were also party to an interest rate swap that fixed the variable interest rate on $10.8 million and $11.0 million, respectively, of one of our mortgage notes. The change in fair value of this instrument is recorded in Other Income (Expense), Net on the consolidated statements of operations and was not material for the three and nine months ended September 30, 2017 and 2016.
All interest rate swap agreements are measured at fair value on a recurring basis. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2017 and December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets. The fair value measurements of our derivative assets and liabilities as of September 30, 2017 and December 31, 2016, were as follows (in thousands):

	September 30, 2017	December 31, 2016
Derivative asset:
Interest rate swaps designated as hedging instruments - Term Loans	$11,175	$11,916
Derivative liability:
Interest rate swap not designated as hedging instrument - mortgage note	108	262

6. MORTGAGES AND LOANS PAYABLE
The following is a summary of the outstanding principal balances of our debt obligations as of September 30, 2017 and December 31, 2016 (in thousands):

	Interest Rate(1)	September 30, 2017	December 31, 2016
Revolving credit facility(2)(3)	2.54%	$378,969	$176,969
Term loan due 2019(3)	2.46%	100,000	100,000
Term loan due 2020(3)	2.65%	175,000	175,000
Term loan due 2021	2.49%-2.80%	125,000	125,000
Term loan due 2023	3.03%	255,000	255,000
Mortgages payable(4)	3.73%-7.91%	194,480	228,721
Assumed market debt adjustments, net(5)		3,741	4,490
Deferred financing costs, net(6)		(7,411)	(9,024)
Total		$1,224,779	$1,056,156

(1)	Includes the effects of derivative financial instruments (see Notes 5 and 8) as of September 30, 2017.

(2)
The gross borrowings and payments under our revolving credit facility were $295 million and $93 million, respectively, during the nine months ended September 30, 2017. The revolving credit facility had a capacity of $500 million as of September 30, 2017 and December 31, 2016.

(3)
In October 2017, the maturity date of the revolving credit facility was extended to October 2021, with additional options to extend the maturity to October 2022. The term loans have options to extend their maturities to 2021. A maturity date extension for the term loans requires the payment of an extension fee of 0.15% of the outstanding principal amount of the corresponding tranche.

(4)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies, nor do they constitute obligations of such consolidated limited liability companies as of September 30, 2017 and December 31, 2016.

(5)	Net of accumulated amortization of $3.8 million and $6.1 million as of September 30, 2017 and December 31, 2016, respectively.

(6)
Deferred financing costs shown are related to our Term Loans and mortgages payable and are net of accumulated amortization of $4.8 million and $3.9 million as of September 30, 2017 and December 31, 2016, respectively. Deferred financing costs related to the revolving credit facility, which are included in Other Assets, Net, were $0.4 million and $2.2 million as of September 30, 2017 and December 31, 2016, respectively, and are net of accumulated amortization of $8.5 million and $6.7 million, respectively.

As of September 30, 2017 and December 31, 2016, the weighted-average interest rate for all of our mortgages and loans payable was 3.1% and 3.0%, respectively.
The allocation of total debt between fixed and variable-rate and between secured and unsecured, excluding market debt adjustments and deferred financing costs, as of September 30, 2017 and December 31, 2016, is summarized below (in thousands):

	September 30, 2017	December 31, 2016
As to interest rate:(1)
Fixed-rate debt	$836,480	$615,721
Variable-rate debt	391,969	444,969
Total	$1,228,449	$1,060,690
As to collateralization:
Unsecured debt	$1,033,969	$831,969
Secured debt	194,480	228,721
Total	$1,228,449	$1,060,690

(1)	Includes the effects of derivative financial instruments (see Notes 5 and 8).
Upon completion of the PELP transaction, in order to increase the availability on our revolving credit facility and refinance the corporate debt assumed from the PELP transaction, we entered into the following new credit agreements (in thousands):

	Interest Rate	Principal Balance
Term loan due April 2022(1)(2)(3)	LIBOR + 1.30%	$310,000
Term loan due October 2024(1)(3)	LIBOR + 1.75%	175,000
Loan facility due November 2026(4)	3.55%	175,000
Loan facility due November 2027(4)	3.52%	195,000

(1)	The term loan interest rate spreads may vary based on our leverage ratio. The spreads presented were those in effect when we executed the loan agreements.

(2)	The term loan maturing in 2022 has a delayed draw feature for a total capacity of $375 million.

(3)
On October 27, 2017, we entered into two interest rate swap agreements with a total notional amount of $350 million on the term loans maturing in 2022 and 2024. These interest rate swaps were effective November 1, 2017.

(4)	The loan facility maturing in 2026 is secured by 16 properties. The loan facility maturing in 2027 is secured by separate mortgages on 14 properties.
As of September 30, 2017, approximately $12.6 million in deferred financing costs, which are included in Other Assets, Net on our consolidated balance sheet, were related to these refinancings.

7. COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the resolution of such claims and litigation will not have a material adverse effect on our consolidated financial statements.
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

8. DERIVATIVES AND HEDGING ACTIVITIES
In September 2017, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update amended existing guidance in order to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. It requires us to disclose the effect of our hedging activities on our consolidated statements of operations and eliminated the periodic measurement and recognition of hedging ineffectiveness.
In accordance with the modified retrospective transition method required by ASU 2017-12, the Company recognized the cumulative effect of the change, representing the reversal of the $1.3 million cumulative ineffectiveness gain as of December 31, 2016, in the opening balance of Accumulated Other Comprehensive Income (“AOCI”) with a corresponding adjustment to the opening balance of Accumulated Deficit as of the beginning of 2017.
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate swaps to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.
Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffectiveness previously reported in earnings for the quarters ended March 31, 2017 and June 30, 2017, was adjusted to reflect application of the provisions of ASU 2017-12 as of the beginning of 2017 (as discussed above). This adjustment was not material.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $0.6 million will be reclassified from Other Comprehensive (Loss) Income as a decrease to Interest Expense, Net.

The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of September 30, 2017 and December 31, 2016, which includes an interest rate swap with a notional amount of $255 million that we entered into in October 2016 and became effective in July 2017 (notional amount in thousands):

Count	Notional Amount	Fixed LIBOR	Maturity Date
4	$642,000	1.2% - 1.5%	2019-2023
The table below details the location of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amount of (loss) gain recognized in OCI on derivative	$(179)	$1,306	$(1,944)	$(9,584)
Amount of loss reclassified from AOCI into interest expense	(228)	(888)	(1,203)	(2,762)
Credit-risk-related Contingent Features
We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of September 30, 2017, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $0.1 million. As of September 30, 2017, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $0.1 million.

9. EQUITY
On November 8, 2017, our Board increased the estimated value per share of our common stock to $11.00 based substantially on the estimated market value of our portfolio of real estate properties and our recently acquired third-party asset management business as of October 5, 2017, the first full business day after the closing of the PELP transaction. We engaged a third-party valuation firm to provide a calculation of the range in estimated value per share of our common stock as of October 5, 2017, which reflected certain pro forma balance sheet assets and liabilities as of that date. For a description of the methodology and assumptions used to determine the estimated value per share, see the Current Report on Form 8-K filed with the SEC on November 9, 2017. Prior to November 8, 2017, the estimated value per share was $10.20 based substantially on the estimated market value of our portfolio of real estate properties as of March 31, 2017.
Dividend Reinvestment Plan—We have adopted a DRIP that allows stockholders to invest distributions in additional shares of our common stock. For the nine months ended September 30, 2017 and 2016, shares were issued under the DRIP at a price of $10.20 per share. In connection with the May announcement of the PELP transaction (see Note 3), the DRIP was suspended during May 2017; therefore, all DRIP participants received their May distribution, which was payable in June, in cash rather than in stock. The DRIP plan resumed in June 2017, with distributions payable in July 2017.
Share Repurchase Program—Our share repurchase program (“SRP”) provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. The Board reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase. In connection with the May announcement of the PELP transaction, the SRP was suspended during May 2017 and resumed in June 2017.
During the nine months ended September 30, 2017, repurchase requests surpassed the funding limits under the SRP. Due to the program’s funding limits, no funds will be available for the remainder of 2017. When we are unable to fulfill all repurchase requests in any month, we will honor requests on a pro rata basis to the extent possible. As of September 30, 2017, we had 9.8 million shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn. We continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
Class B and Operating Partnership Units—The Operating Partnership issued limited partnership units that were designated as Class B units for asset management services provided by PE-NTR. In connection with the PELP transaction, Class B units were no longer issued for asset management services subsequent to September 19, 2017. Upon closing of the transaction, all outstanding Class B units were vested and will be converted to OP units.
OP units may be exchanged at the election of the holder for cash or, at the option of the Operating Partnership, for shares of our common stock, under the terms of the Third Amended and Restated Agreement of Limited Partnership, provided, however, that the OP units have been outstanding for at least one year. As the form of the redemptions for the OP units is within our control, the OP units outstanding as of September 30, 2017 and December 31, 2016, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. Additionally, the cumulative distributions that have been paid on these OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
In September 2017, we entered into an agreement with American Realty Capital II Advisors, LLC (“ARC”) to terminate all remaining contractual and economic relationships between us and ARC. In exchange for a payment of $9.6 million, ARC sold their OP units, unvested Class B Units, and their special limited partnership interests back to us, terminating all fee-sharing arrangements between ARC and PE-NTR. The 417,801 OP unit repurchase was recorded at a value of $4.2 million on the consolidated statement of equity. The $5.4 million value of the unvested Class B units, special limited partnership interests, and value of fee-sharing arrangements is recorded on the consolidated statement of operations.
Below is a summary of our number of outstanding OP units and unvested Class B units as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
OP units	2,367	2,785
Class B units(1)	2,710	2,610

(1)	Upon closing of the PELP transaction, all outstanding Class B units were converted to OP units.

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
Class B units and OP units held by limited partners other than us are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents and they have the potential to be exchanged for shares of our common stock in accordance with the terms of the Partnership Agreement. The impact of these Class B units and OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the Class B units and OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements for the three and nine months ended September 30, 2017 and 2016.
Since the OP units are fully vested, they were treated as potentially dilutive in the diluted earnings per share computations for the three and nine months ended September 30, 2017 and 2016. There were 2.7 million and 2.5 million Class B units outstanding as of September 30, 2017 and 2016, respectively, that remained unvested and, therefore, were not included in the diluted earnings per share computations. Upon closing of the PELP transaction, all outstanding Class B units were converted to OP units.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net (loss) income attributable to stockholders	$(8,232)	$2,464	$(8,319)	$5,243
Denominator:
Denominator for basic earnings per share - weighted-average shares	183,843	184,639	183,402	183,471
Effect of dilutive OP units	—	2,785	—	2,785
Effect of restricted stock awards	—	4	—	4
Denominator for diluted earnings per share - adjusted weighted-average shares	183,843	187,428	183,402	186,260
Earnings per common share:
Net (loss) income attributable to stockholders - basic and diluted	$(0.04)	$0.01	$(0.05)	$0.03
As of September 30, 2017, approximately 2.4 million OP units and 17,200 restricted stock awards were outstanding. For the three and nine months ended September 30, 2017, these securities were anti-dilutive and, as a result, were excluded from the weighted average common shares used to calculate diluted EPS.

11. RELATED PARTY TRANSACTIONS
Economic Dependency—During the three and nine months ended September 30, 2017 and 2016, we were dependent on PE-NTR, Phillips Edison & Company Ltd. (the “Property Manager”), and their respective affiliates for certain services that were essential to us, including asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities.
As of September 30, 2017 and December 31, 2016, PE-NTR owned 176,509 shares of our common stock, or approximately 0.1% of our outstanding common stock issued during our initial public offering period. PE-NTR was not able to sell any of those shares while serving as our advisor.
Upon closing of the PELP transaction on October 4, 2017, our relationship with PE-NTR and the Property Manager was terminated. As a result, we now have an internalized management structure.
Advisory Agreement—On September 1, 2017, in connection with the termination of ARC’s and PE-NTR’s fee-sharing arrangements (see Note 9), we entered into an amended and restated advisory agreement (the “PE-NTR Agreement”). Under the PE-NTR Agreement, all fees payable to PE-NTR were decreased by 15%. Other than the foregoing, there were no material changes in the PE-NTR Agreement. Subsequent to September 30, 2017, upon closing of the PELP transaction, the PE-NTR
Agreement was terminated. As a result of purchasing PELP’s third-party asset management business, we will no longer incur the fees listed below.
Pursuant to the PE-NTR Agreement, PE-NTR was entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. PE-NTR managed our day-to-day affairs and our portfolio of real estate investments subject to the Board’s supervision. Expenditures were reimbursed to PE-NTR based on amounts incurred on our behalf.
Acquisition Fee—During the three and nine months ended September 30, 2017 and 2016, we paid PE-NTR under the PE-NTR Agreement an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee was equal to 0.85%, or 1.0% prior to September 1, 2017, of the cost of investments we acquired or originated, including any debt attributable to such investments.
Due Diligence Fee—During the three and nine months ended September 30, 2017 and 2016, we reimbursed PE-NTR for expenses incurred related to selecting, evaluating, and acquiring assets on our behalf, including certain personnel costs.
Asset Management Fee and Subordinated Participation—During the three and nine months ended September 30, 2017 and 2016, the asset management compensation was equal to 0.85%, or 1.0% prior to September 1, 2017, of the cost of our assets. Prior to September 20, 2017, the asset management compensation was paid 80% in cash and 20% in Class B units of the Operating Partnership. The cash portion was paid on a monthly basis in arrears at the rate of 0.05667% multiplied by the cost of our assets as of the last day of the preceding monthly period. All asset management fees incurred between September 20, 2017 and the closing of the PELP transaction were paid 100% in cash.
We paid an asset management subordinated participation by issuing a number of restricted operating partnership units designated as Class B units to PE-NTR, equal to: (i) the product of (x) the cost of our assets multiplied by (y) 0.0425%, or 0.05% prior to September 1, 2017, divided by (ii) the most recent primary offering price for a share of our common stock as of the last day of such calendar quarter less any selling commissions and dealer manager fees that would have been payable in connection with that offering.
PE-NTR was entitled to receive distributions on the Class B units (and OP units converted from previously issued and vested Class B units) at the same rate as distributions were paid to common stockholders. Subsequent to September 30, 2017, upon closing of the PELP transaction, all outstanding Class B units were converted to OP units. During the nine months ended September 30, 2017 and 2016, the Operating Partnership issued 0.6 million and 0.4 million Class B units, respectively, to PE-NTR and ARC under the PE-NTR Agreement for asset management services performed by PE-NTR.
Disposition Fee—During the three and nine months ended September 30, 2017 and 2016, we paid PE-NTR for substantial assistance by PE-NTR, or its affiliates, 1.7%, or 2.0% prior to September 1, 2017, of the contract sales price of each property or other investment sold. The conflicts committee of our Board determined whether PE-NTR or its affiliates had provided substantial assistance to us in connection with the sale of an asset. Substantial assistance in connection with the sale of a property included preparation of an investment package for the property (including an investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report, and exhibits) or such other substantial services performed by PE-NTR or its affiliates in connection with a sale. However, if we sold an asset to an affiliate, our organizational documents prohibited us from paying a disposition fee to PE-NTR or its affiliates.
Prior to September 1, 2017, ARC also received the acquisition fee, asset management subordinated participation, and disposition fee, as well as distributions on Class B and OP units. For a more detailed discussion of the termination of our relationship with ARC, see Note 9.
General and Administrative Expenses—As of September 30, 2017 and December 31, 2016, we owed PE-NTR and their affiliates approximately $117,000 and $43,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC for the three and nine months ended September 30, 2017 and 2016. As of September 1, 2017, pursuant to the termination of our relationship with ARC, they were no longer entitled to these fees and reimbursements. This table includes any related amounts unpaid as of September 30, 2017 and December 31, 2016, except for unpaid general and administrative expenses, which we disclose above (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Acquisition fees(1)	$294	$367	$1,344	$1,307	$—	$—
Due diligence fees(1)	370	73	583	228	1	29
Asset management fees(2)	5,071	4,852	15,388	14,182	1,529	1,687
OP units distribution(3)	448	470	1,373	1,398	145	158
Class B units distribution(4)	482	408	1,393	1,144	130	148
Disposition fees	—	—	19	—	—	—
Total	$6,665	$6,170	$20,100	$18,259	$1,805	$2,022

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
Property Manager—During the three and nine months ended September 30, 2017 and 2016, all of our real properties were managed and leased by the Property Manager, which was wholly owned by our Phillips Edison sponsor. The Property Manager also manages real properties owned by Phillips Edison affiliates and other third parties.
Effective October 4, 2017, our agreement with the Property Manager was terminated. As a result, we will no longer incur the fees listed below.
Property Management Fee—We paid to the Property Manager a monthly property management fee of 4% of the monthly gross cash receipts from the properties it managed.

Leasing Commissions—In addition to the property management fee, if the Property Manager provided leasing services with respect to a property, we paid the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services based on national market rates. The Property Manager was paid a leasing fee in connection with a tenant’s exercise of an option to extend an existing lease, and the leasing fees payable to the Property Manager could have been increased by up to 50% if the Property Manager engaged a co-broker to lease a particular vacancy.
Construction Management Fee—If we engaged the Property Manager to provide construction management services with respect to a particular property, we paid a construction management fee in an amount that was usual and customary for comparable services rendered to similar projects in the geographic market of the property.
Expenses and Reimbursements—The Property Manager hired, directed, and established policies for employees who had direct responsibility for the operations of each real property it managed, which could have included, but was not limited to, on-site managers and building and maintenance personnel. Certain employees of the Property Manager may have been employed on a part-time basis and may have also been employed by PE-NTR or certain of its affiliates. The Property Manager also directed the purchase of equipment and supplies and supervised all maintenance activity. We reimbursed the costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel, and other out-of-pocket expenses that were directly related to the management of specific properties and corporate matters, as well as fees and expenses of third-party accountants.
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and nine months ended September 30, 2017 and 2016, and any related amounts unpaid as of September 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended		Nine Months Ended		Unpaid Amount as of
	September 30,		September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Property management fees(1)	$2,717	$2,457	$7,986	$7,456	$888	$840
Leasing commissions(2)	1,677	1,828	6,077	5,570	314	705
Construction management fees(2)	683	251	1,367	664	327	165
Other fees and reimbursements(3)	2,409	1,499	6,030	4,064	1,116	796
Total	$7,486	$6,035	$21,460	$17,754	$2,645	$2,506

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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

Approximate future rental income to be received under non-cancelable operating leases in effect as of September 30, 2017, assuming no new or renegotiated leases or option extensions on lease agreements, was as follows (in thousands):

Year	Amount
Remaining 2017	$53,743
2018	205,462
2019	182,579
2020	160,034
2021	134,587
2022 and thereafter	453,701
Total	$1,190,106
No single tenant comprised 10% or more of our aggregate annualized base rent as of September 30, 2017. As of September 30, 2017, our real estate investments in Florida represented 12.8% of our ABR. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Florida real estate market.

13. SUBSEQUENT EVENTS
Distributions to Stockholders
Distributions equal to a daily amount of $0.00183562 per share of common stock or OP unit outstanding were paid subsequent to September 30, 2017, to the stockholders and OP unit holders of record from September 1, 2017, through October 31, 2017, as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
September 1, 2017, through September 30, 2017	10/2/2017	$10,145	$4,301	$5,844
October 1, 2017, through October 31, 2017	11/1/2017	12,541	4,415	8,126
In November 2017 our Board authorized distributions to the stockholders and OP unit holders of record at the close of business each day in the period commencing December 1, 2017 through December 31, 2017, equal to a daily amount of $0.00183562 per share of common stock or OP unit. They also authorized distributions for January 2018 and February 2018 to the stockholders and OP unit holders of record at the close of business on January 16, 2018 and February 15, 2018, respectively, equal to a monthly amount of $0.05583344 per share of common stock or OP unit. The monthly distribution rate will result in the same annual distribution amount as the current, daily distribution rate.
Acquisitions
Subsequent to September 30, 2017, we acquired the following properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Contractual Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Winter Springs Town Center	Winter Springs, FL	Publix	10/20/2017	$24,870	118,735	91.9%
Flynn Crossing Center	Alpharetta, GA	Publix	10/26/2017	$23,691	95,002	96.0%

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
See Item 1A. Risk Factors, in Part II of this Form 10-Q and Item 1A. Risk Factors, in Part I of our 2016 Annual Report on Form 10-K, filed with the SEC on March 9, 2017, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. Risk Factors, in Part II and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q.

Overview
Organization
Phillips Edison Grocery Center REIT I, Inc. is a public non-traded real estate investment trust (“REIT”) that invests in retail real estate properties. Our primary focus is on grocery-anchored neighborhood and community shopping centers that meet the day-to-day needs of residents in the surrounding trade areas.
On October 4, 2017, we completed the PELP transaction. For a more detailed discussion of this transaction, see Note 3 to the consolidated financial statements.
Portfolio
Below are statistical highlights of our portfolio:

	Total Portfolio as of	Properties Acquired in PELP Transaction	Pro Forma Portfolio
	September 30, 2017	October 4, 2017	October 4, 2017
Number of properties	159	76	235
Number of states	28	25	32
Total square feet (in thousands)	17,415	8,721	26,136
Leased % of rentable square feet	96.4%	90.3%	94.4%
Average remaining lease term (in years)(1)	5.3	4.4	5.0

(1)	As of September 30, 2017. The average remaining lease term in years excludes future options to extend the term of the lease.

Lease Expirations
The following table lists, on an aggregate basis, all of the scheduled lease expirations after September 30, 2017, for each of the next ten years and thereafter for our 159 shopping centers. The table shows the leased square feet and annualized base rent (“ABR”) represented by the applicable lease expirations (dollars and square feet in thousands):

Year	Number of Leases Expiring	Leased Square Feet Expiring	% of Leased Square Feet Expiring	ABR(1)	% of Total Portfolio ABR
Remaining 2017(2)	104	274	1.6%	$3,577	1.7%
2018	332	1,227	7.3%	17,857	8.4%
2019	415	2,031	12.1%	26,936	12.7%
2020	349	1,827	10.9%	23,828	11.3%
2021	349	2,073	12.4%	24,691	11.7%
2022	306	2,123	12.7%	23,560	11.1%
2023	138	1,924	11.5%	22,892	10.8%
2024	149	1,271	7.6%	13,709	6.5%
2025	114	700	4.2%	11,200	5.3%
2026	119	974	5.8%	14,295	6.8%
Thereafter	218	2,356	13.9%	29,098	13.7%
	2,593	16,780	100.0%	$211,643	100.0%

(1)	We calculate ABR as monthly contractual rent as of September 30, 2017, multiplied by 12 months.

(2)	Subsequent to September 30, 2017, of the 2,593 leases expiring we renewed 24 leases, which accounts for 164,196 total square feet and total ABR of $2.2 million.
Portfolio Tenancy
The following table presents the composition of our portfolio by tenant type as of September 30, 2017 (dollars and square feet in thousands):

Tenant Type	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet
Grocery anchor	$84,879	40.1%	8,829	52.6%
National and regional(1)	80,255	37.9%	5,448	32.5%
Local	46,509	22.0%	2,503	14.9%
	$211,643	100.0%	16,780	100.0%

(1)	We define national tenants as those that operate in at least three states. Regional tenants are defined as those that have at least three locations.
The following table presents the composition of our portfolio by tenant industry as of September 30, 2017 (dollars and square feet in thousands):

Tenant Industry	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet
Grocery	$84,879	40.1%	8,829	52.6%
Service	48,933	23.1%	2,549	15.2%
Retail	47,059	22.2%	3,962	23.6%
Restaurants	30,772	14.6%	1,440	8.6%
	$211,643	100.0%	16,780	100.0%

The following table presents our grocery anchor tenants, grouped according to parent company, by leased square feet as of September 30, 2017 (dollars and square feet in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Kroger	$19,567	9.2%	2,377	14.1%	41
Publix Super Markets	15,514	7.3%	1,503	9.0%	32
Ahold Delhaize	8,383	4.0%	555	3.3%	10
Albertsons Companies	7,744	3.7%	756	4.5%	13
Giant Eagle	5,435	2.6%	560	3.3%	7
Walmart	5,197	2.5%	1,121	6.7%	9
Raley's Supermarkets	3,422	1.6%	193	1.2%	3
SuperValu	2,382	1.1%	273	1.6%	4
Sprouts Farmers Market	2,281	1.1%	195	1.1%	6
Southeastern Grocers	1,545	0.7%	147	0.9%	3
Schnuck Markets	1,459	0.7%	121	0.7%	2
Coborn's	1,388	0.7%	108	0.6%	2
BJ’s Wholesale Club	1,223	0.6%	115	0.7%	1
H.E. Butt Grocery Company	1,210	0.6%	81	0.5%	1
Big Y Foods	1,091	0.4%	65	0.4%	1
PAQ	1,046	0.5%	59	0.4%	1
Trader Joe's	934	0.4%	55	0.3%	4
McKeever Enterprises	844	0.4%	68	0.4%	1
Save Mart Supermarkets	843	0.4%	102	0.6%	2
The Fresh Market	841	0.4%	59	0.4%	3
Pete's Fresh Market	579	0.3%	72	0.4%	1
U R M Stores	574	0.3%	51	0.3%	1
Hy-Vee Food Stores	527	0.2%	127	0.8%	2
Fresh Thyme Farmers Market	450	0.2%	30	0.2%	1
Marc’s	400	0.2%	36	0.2%	1
	$84,879	40.1%	8,829	52.6%	152

(1)
Number of locations excludes (a) auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores, (b) four locations where we do not own the portion of the shopping center that contains the grocery anchor, and (c) four locations that have non-grocery anchors. Number of locations also includes one shopping center that has two grocery anchors.

Results of Operations
In conjunction with the closing of the PELP transaction on October 4, 2017, we expect our operations to change significantly. As a result of acquiring the third-party asset management business of PELP, we will earn fee and management income for certain services provided to Phillips Edison Grocery Center REIT II, Inc. and other funds, and incur expenses related to managing their day-to-day activities and implementing their investment strategy. Furthermore, following the termination of the PE-NTR Agreement, we will no longer pay fees to an advisor, including asset management fees. The acquisition of 76 real estate assets from PELP through this transaction substantially increased the size of our portfolio. Consequently, we expect our operating revenues to increase over the short- and long-term.
Summary of Operating Activities for the Three Months Ended September 30, 2017 and 2016

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2017	2016	$	%
Operating Data:
Total revenues	$70,624	$65,270	$5,354	8.2%
Property operating expenses	(10,882)	(10,030)	(852)	(8.5)%
Real estate tax expenses	(10,723)	(9,104)	(1,619)	(17.8)%
General and administrative expenses	(8,712)	(7,722)	(990)	(12.8)%
Termination of affiliate arrangements	(5,454)	—	(5,454)	NM
Acquisition expenses	(202)	(870)	668	76.8%
Depreciation and amortization	(28,650)	(26,583)	(2,067)	(7.8)%
Interest expense, net	(10,646)	(8,504)	(2,142)	(25.2)%
Transaction expenses	(3,737)	—	(3,737)	NM
Other income, net	6	33	(27)	81.8%
Net (loss) income	(8,376)	2,490	(10,866)	NM
Net loss (income) attributable to noncontrolling interests	144	(26)	170	NM
Net (loss) income attributable to stockholders	$(8,232)	$2,464	$(10,696)	NM

Net (loss) income per share—basic and diluted	$(0.04)	$0.01	$(0.05)
Below are explanations of the significant fluctuations in the results of operations for the three months ended September 30, 2017 and 2016:
Total revenues—Of the $5.4 million increase in total revenues, $5.2 million was attributed to non-same-center properties, which are the properties acquired or disposed of after December 31, 2015, and those considered redevelopment properties. Of the $5.2 million increase, $6.7 million was related to acquisitions, offset by a decrease of $1.5 million related to redevelopment and disposed properties. There are nine properties being repositioned in the market and such repositioning is expected to have a significant impact on property operating income. As such, these properties have been classified as redevelopment and have been excluded from our same-center pool. The remaining increase in revenues was the result of a $0.2 million increase among same-center properties, which are the 137 properties that were owned and operational for the entire portion of both comparable reporting periods. The increase in same-center revenue was primarily driven by a $0.17 increase in minimum rent per square foot and a 0.7% increase in occupancy since September 30, 2016.
Property operating expenses—These expenses include (i) operating and maintenance expense, which consists of property-related costs including repairs and maintenance costs, landscaping, snow removal, utilities, property insurance costs, security, and various other property-related expenses; (ii) bad debt expense; and (iii) property management fees and expenses. The $0.9 million increase in property operating expenses primarily resulted from owning more properties for the entire three months ended September 30, 2017, than the comparable 2016 period.
Real estate tax expenses—The $1.6 million increase in real estate tax expenses was primarily due to having more properties in our portfolio for the entire three months ended September 30, 2017, than the comparable 2016 period.
General and administrative expenses—The $1.0 million increase in general and administrative expenses included a $0.6 million increase in third-party legal and consulting fees, as well as costs associated with distributing our Proxy. It also included a $0.3 million increase in asset management fees related to owning more properties for the entire three months ended September 30, 2017, than the comparable 2016 period.

Termination of affiliate arrangements—The $5.5 million expense was primarily related to the redemption of unvested Class B units at the estimated value per share on the date of termination, that had been earned by our former advisor for historical asset management services (see Note 9 to the consolidated financial statements).
Acquisition expenses—The $0.7 million decrease in acquisition expenses was attributed to the implementation of ASU 2017-01 on January 1, 2017, which caused us to capitalize most acquisition-related costs. For a more detailed discussion of this adoption, see Note 4 to the consolidated financial statements.
Depreciation and amortization—The $2.1 million increase in depreciation and amortization included a $2.8 million increase related to owning more properties for the entire three months ended September 30, 2017, than the comparable 2016 period. This was offset by a $0.4 million decrease due to the disposition of a property in December 2016, as well as a $0.4 million decrease among same-center properties that was primarily attributed to certain intangible lease assets becoming fully amortized.
Interest expense, net—The $2.1 million increase in interest expense was primarily due to additional borrowings since September 2016, offset by a decrease in amortization of loan closing costs due to refinancing certain mortgages in September 2016.
Transaction expenses—The $3.7 million of transaction expenses resulted from costs incurred in connection with the PELP transaction (see Note 3 to the consolidated financial statements), primarily third-party professional fees, such as accounting, legal, tax, financial advisor, and consulting fees, and fees associated with obtaining debt consents necessary to complete the transaction.

Summary of Operating Activities for the Nine Months Ended September 30, 2017 and 2016

			Favorable (Unfavorable) Change
(In thousands, except per share amounts)	2017	2016	$	%
Operating Data:
Total revenues	$208,778	$191,405	$17,373	9.1%
Property operating expenses	(32,611)	(29,978)	(2,633)	(8.8)%
Real estate tax expenses	(31,136)	(27,745)	(3,391)	(12.2)%
General and administrative expenses	(25,438)	(23,736)	(1,702)	(7.2)%
Termination of affiliate arrangements	(5,454)	—	(5,454)	NM
Acquisition expenses	(466)	(2,392)	1,926	80.5%
Depreciation and amortization	(84,481)	(78,266)	(6,215)	(7.9)%
Interest expense, net	(28,537)	(23,837)	(4,700)	(19.7)%
Transaction expenses	(9,760)	—	(9,760)	NM
Other income (expense), net	642	(125)	767	NM
Net (loss) income	(8,463)	5,326	(13,789)	NM
Net loss (income) attributable to noncontrolling interests	144	(83)	227	NM
Net (loss) income attributable to stockholders	$(8,319)	$5,243	$(13,562)	NM

Net (loss) income per share—basic and diluted	$(0.05)	$0.03	$(0.08)
Below are explanations of the significant fluctuations in the results of operations for the nine months ended September 30, 2017 and 2016:
Total revenues—Of the $17.4 million increase in total revenues, $16.4 million was related to non-same-center properties. Of the $16.4 million increase, $19.3 million was related to acquisitions, offset by a decrease of $2.9 million related to redevelopment and disposed properties. The remaining $1.0 million increase was attributed to same-center properties, which was primarily driven by a $0.17 increase in minimum rent per square foot and a 0.7% increase in occupancy since September 30, 2016.
Property operating expenses—The $2.6 million increase in property operating expenses was primarily related to owning more properties for the nine months ended September 30, 2017, than the comparable 2016 period.
Real estate tax expenses—The $3.4 million increase in real estate tax expenses was due to having more properties in our portfolio for the nine months ended September 30, 2017, than the comparable 2016 period.

General and administrative expenses—The $1.7 million increase in general and administrative expenses was primarily attributed to an increase in asset management fees related to owning more properties for the nine months ended September 30, 2017, than the comparable 2016 period.
Termination of affiliate arrangements—The $5.5 million expense was primarily related to the redemption of unvested Class B units at the estimated value per share on the date of termination, that had been earned by our former advisor for historical asset management services (see Note 9 to the consolidated financial statements).
Acquisition expenses—The $1.9 million decrease in acquisition expenses was attributed to the implementation of ASU 2017-01 on January 1, 2017, which caused us to capitalize most acquisition-related costs. For a more detailed discussion of this adoption, see Note 4 to the consolidated financial statements.
Depreciation and amortization—The $6.2 million increase in depreciation and amortization included an $8.3 million increase related to owning more properties for the nine months ended September 30, 2017, than the comparable 2016 period. This was offset by a $1.2 million decrease due to the disposition of a property in December 2016, as well as a $1.1 million decrease that was primarily attributed to certain intangible lease assets becoming fully amortized.
Interest expense, net—The $4.7 million increase in interest expense was primarily due to additional borrowings since September 2016, offset by a decrease from refinancing certain mortgages and improving the associated interest rate.
Transaction expenses—The $9.8 million of transaction expenses resulted from costs incurred in connection with the PELP transaction (see Note 3 to the consolidated financial statements), primarily third-party professional fees, such as accounting, legal, tax, financial advisor, and consulting fees, and fees associated with obtaining debt consents necessary to complete the transaction.
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
Below is a summary of leasing activity for the three months ended September 30, 2017 and 2016:

	Total Deals		Inline Deals(1)
	2017	2016	2017	2016
New leases:
Number of leases	35	35	34	32
Square footage (in thousands)	91	184	70	77
First-year base rental revenue (in thousands)	$1,380	$2,325	$1,186	$1,219
Average rent per square foot (“PSF”)	$15.24	$12.62	$16.92	$15.87
Average cost PSF of executing new leases(2)(3)	$21.31	$19.83	$19.01	$29.78
Weighted average lease term (in years)	6.9	8.5	5.9	7.3
Renewals and options:
Number of leases	84	93	79	86
Square footage (in thousands)	482	555	138	168
First-year base rental revenue (in thousands)	$5,285	$5,806	$2,959	$3,367
Average rent PSF	$10.96	$10.46	$21.42	$20.06
Average rent PSF prior to renewals	$10.24	$9.65	$19.24	$17.78
Percentage increase in average rent PSF	7.0%	8.4%	11.3%	12.9%
Average cost PSF of executing renewals and options(2)(3)	$2.11	$1.68	$4.66	$3.51
Weighted average lease term (in years)	5.3	4.9	5.4	4.9
Portfolio retention rate(4)	91.9%	89.2%	87.2%	81.0%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The costs associated with landlord improvements are excluded for repositioning and redevelopment projects.

(4)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.
Below is a summary of leasing activity for the nine months ended September 30, 2017 and 2016:

	Total Deals		Inline Deals
	2017	2016	2017	2016
New leases:
Number of leases	127	124	123	118
Square footage (in thousands)	328	512	265	296
First-year base rental revenue (in thousands)	$5,563	$6,756	$5,040	$4,808
Average rent PSF	$16.97	$13.20	$18.99	$16.22
Average cost PSF of executing new leases	$29.00	$24.10	$30.43	$32.16
Weighted average lease term (in years)	7.8	8.0	7.2	7.3
Renewals and options:
Number of leases	254	238	236	222
Square footage (in thousands)	1,288	1,313	465	435
First-year base rental revenue (in thousands)	$17,751	$14,224	$10,621	$9,057
Average rent PSF	$13.78	$10.84	$22.86	$20.82
Average rent PSF prior to renewals	$12.73	$9.87	$20.44	$18.33
Percentage increase in average rent PSF	8.2%	9.8%	11.8%	13.6%
Average cost PSF of executing renewals and options	$2.68	$2.30	$5.03	$4.30
Weighted average lease term (in years)	5.1	5.3	5.3	5.2
Portfolio retention rate	92.9%	89.9%	88.1%	81.9%

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

The table below is a comparison of Same-Center NOI for the three and nine months ended September 30, 2017, to the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues:
Rental income(1)	$42,621	$41,797	$824		$127,588	$124,664	$2,924
Tenant recovery income	13,620	14,020	(400)		41,337	42,583	(1,246)
Other property income	274	195	79		615	562	53
Total revenues	56,515	56,012	503	0.9%	169,540	167,809	1,731	1.0%
Operating expenses:
Property operating expenses	8,831	8,813	18		26,563	26,673	(110)
Real estate taxes	8,179	7,909	270		24,731	24,774	(43)
Total operating expenses	17,010	16,722	288	1.7%	51,294	51,447	(153)	(0.3)%
Total Same-Center NOI	$39,505	$39,290	$215	0.5%	$118,246	$116,362	$1,884	1.6%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Below is a reconciliation of Net (loss) income to NOI and Same-Center NOI for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016(1)	2017	2016(1)
Net (loss) income	$(8,376)	$2,490	$(8,463)	$5,326
Adjusted to exclude:
Straight-line rental income	(970)	(1,067)	(2,913)	(2,793)
Net amortization of above- and below-market leases	(286)	(355)	(972)	(936)
Lease buyout income	(9)	—	(1,120)	(534)
General and administrative expenses	8,712	7,722	25,438	23,736
Termination of affiliate arrangements	5,454	—	5,454	—
Acquisition expenses	202	870	466	2,392
Depreciation and amortization	28,650	26,583	84,481	78,266
Interest expense, net	10,646	8,504	28,537	23,837
Transaction expenses	3,737	—	9,760	—
Other	(6)	(33)	(642)	125
NOI	47,754	44,714	140,026	129,419
Less: NOI from centers excluded from same-center	(8,249)	(5,424)	(21,780)	(13,057)
Total Same-Center NOI	$39,505	$39,290	$118,246	$116,362

(1)	Certain prior period amounts have been restated to conform with current year presentation.

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

•	acquisition and transaction expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting;

•	adjustments related to the above items for joint ventures, noncontrolling interests, and unconsolidated entities in the application of equity accounting; and

•	termination of affiliate arrangements.
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

•
Adjustment for the termination of affiliate arrangements—This adjustment is related to our redemption of Class B units at the estimated value per share on the date of termination, that had been earned by our former advisor for historical asset management services, and is not related to continuing operations. By excluding this item, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

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
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Calculation of FFO
Net (loss) income attributable to stockholders	$(8,232)	$2,464	$(8,319)	$5,243
Adjustments:
Depreciation and amortization of real estate assets	28,650	26,583	84,481	78,266
Noncontrolling interests	(410)	(397)	(1,244)	(1,171)
FFO attributable to common stockholders	$20,008	$28,650	$74,918	$82,338
Calculation of MFFO
FFO	$20,008	$28,650	$74,918	$82,338
Adjustments:
Acquisition expenses	202	870	466	2,392
Net amortization of above- and below-market leases	(286)	(354)	(972)	(936)
Gain on extinguishment of debt	(43)	(184)	(567)	(79)
Straight-line rental income	(970)	(1,068)	(2,913)	(2,793)
Amortization of market debt adjustment	(267)	(285)	(838)	(1,631)
Change in fair value of derivatives	(30)	(98)	(153)	(66)
Transaction expenses	3,737	—	9,760	—
Termination of affiliate arrangements	5,454	—	5,454	—
Noncontrolling interests	(53)	4	(90)	47
MFFO attributable to common stockholders	$27,752	$27,535	$85,065	$79,272

FFO/MFFO per share:
Weighted-average common shares outstanding - basic	183,843	184,639	183,402	183,471
Weighted-average common shares outstanding - diluted(1)	186,502	187,428	186,150	186,260
FFO per share - basic	$0.11	$0.16	$0.41	$0.45
FFO per share - diluted	$0.11	$0.15	$0.40	$0.44
MFFO per share - basic and diluted	$0.15	$0.15	$0.46	$0.43

(1)
OP units and restricted stock awards were dilutive to FFO/MFFO for the three and nine months ended September 30, 2017 and 2016, and, accordingly, were included in the weighted average common shares used to calculate diluted FFO/MFFO per share.

Liquidity and Capital Resources
General
Our principal cash demands, aside from standard operating expenses, are for investments in real estate, capital expenditures, repurchases of common stock, distributions to stockholders, and principal and interest on our outstanding indebtedness. We intend to use our cash on hand, operating cash flows, and proceeds from debt financings, including borrowings under our unsecured credit facility, as our primary sources of immediate and long-term liquidity. On October 4, 2017, we completed the PELP transaction. Under the terms of the agreement, we issued 39.6 million OP units, assumed $501 million of debt, and paid approximately $25 million in cash (see Note 3 to the consolidated financial statements).
As of September 30, 2017, we had cash and cash equivalents of $7.2 million, a net cash decrease of $1.0 million during the nine months ended September 30, 2017.

Operating Activities
Our net cash provided by operating activities consists primarily of cash inflows from tenant rental and recovery payments and cash outflows for property operating expenses, real estate taxes, general and administrative expenses, and interest payments.
Our cash flows from operating activities were $67.5 million for the nine months ended September 30, 2017, compared to $85.2 million for the same period in 2016. The decrease primarily resulted from having a net loss, which was due to increased expenses related to the redemption of unvested Class B units at the estimated value per share on the date of termination, that had been earned by our former advisor for historical asset management services (see Note 9 to the consolidated financial statements), and expenses related to the PELP transaction.
Investing Activities
Net cash flows from investing activities are affected by the nature, timing, and extent of improvements to, as well as acquisitions and dispositions of, real estate and real estate-related assets, as we continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist.
Our net cash used in investing activities was $97.4 million for the nine months ended September 30, 2017, compared to $148.8 million for the same period in 2016. The decrease in cash used primarily resulted from the release of $35.9 million from restricted cash due to the completion of a reverse Section 1031 like-kind exchange, which originated from the sale of a property in December 2016.
During the nine months ended September 30, 2017, we acquired six shopping centers for a total cash outlay of $111.7 million. During the same period in 2016, we acquired three shopping centers and additional real estate adjacent to previously acquired shopping centers for a total cash outlay of $132.3 million.
Financing Activities
Net cash flows from financing activities are affected by payments of distributions, share repurchases, principal and other payments associated with our outstanding debt, and borrowings during the period. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. Our net cash provided by financing activities was $28.9 million for the nine months ended September 30, 2017, compared to net cash flow provided by financing activities of $44.3 million for the same period in 2016. The decrease in cash provided by financing activities primarily resulted from increased share repurchases in January 2017, as well as increased cash distributions as a result of fewer investors participating in the DRIP. The decrease was also due to the redemption of OP units that had been earned by our former advisor for historical asset management services. These cash flow decreases were partially offset by an increase in net borrowings.
As of September 30, 2017, our debt to total enterprise value was 39.1%. Debt to total enterprise value is calculated as net debt (total debt, excluding below-market debt adjustments and deferred financing costs, less cash and cash equivalents) as a percentage of enterprise value (equity value, calculated as diluted shares outstanding multiplied by the estimated value per share of $10.20 as of September 30, 2017, plus net debt).
Our debt is subject to certain covenants, as disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017. As of September 30, 2017, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of September 30, 2017, allow us access to future borrowings as needed.
We have access to a revolving credit facility with a capacity of $500 million and a current interest rate of LIBOR plus 1.3%. As of September 30, 2017, $121.0 million was available for borrowing under the revolving credit facility. In October 2017, the maturity date of the revolving credit facility was extended to October 2021, with additional options to extend the maturity to October 2022.
To increase the availability on our revolving credit facility and refinance the corporate debt assumed from the PELP transaction, we entered into two new term loan agreements that have principal balances of $310 million, with a delayed draw feature for a total capacity of $375 million, and $175 million that mature in April 2022 and October 2024, respectively. We also entered into two new secured loan facilities with principal balances of $175 million and $195 million that mature in November 2026 and November 2027, respectively. For more information regarding these loans, see Note 6 to the consolidated financial statements.
We offer an SRP that provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. For a more detailed discussion of our SRP, see Note 9 to the consolidated financial statements.

Activity related to distributions to our common stockholders for the nine months ended September 30, 2017 and 2016, is as follows (in thousands):

	2017	2016
Gross distributions paid	$92,397	$92,266
Distributions reinvested through the DRIP	36,171	44,731
Net cash distributions	$56,226	$47,535
Net (loss) income attributable to stockholders	$(8,319)	$5,243
Net cash provided by operating activities	$67,522	$85,179
FFO(1)	$74,918	$82,338
(1) See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations, for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to Net (Loss) Income on the consolidated statements of operations.
We paid distributions monthly and expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions, or other factors, as determined by our Board, make it imprudent to do so. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.
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

As of September 30, 2017, we had four interest rate swaps that fixed the LIBOR on $642 million of our unsecured term loan facilities, and we were party to an interest rate swap that fixed the variable interest rate on $10.8 million of one of our secured mortgage notes. We had no other outstanding interest rate swap agreements as of September 30, 2017.
As of September 30, 2017, we had not fixed the interest rate on $392.0 million of our unsecured debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at September 30, 2017, would result in approximately $3.9 million of additional interest expense annually. The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure.
Upon completion of the PELP transaction, we entered into two new variable-rate term loans with principal balances of $310 million and $175 million that mature in April 2022 and October 2024, respectively. On October 27, 2017, we entered into an interest rate swap agreement with a notional amount of $175 million that fixed the interest rate on the term loan maturing in 2022 at 3.29%. Also on October 27, 2017, we entered into an interest rate swap with a notional amount of $175 million that fixed the interest rate on the term loan maturing in 2024 at 3.93%. These interest rate swaps were effective November 1, 2017.
The information presented above does not consider all exposures or positions that could arise in the future. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuations.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2017.
Internal Control Changes
During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For a listing of risk factors associated with investing in us, please see Item 1A. Risk Factors in Part I of our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017, and the risk factors listed below:
We recently transitioned to a self-managed real estate investment trust and have limited operating experience being self-managed.
Effective October 4, 2017, we transitioned to a self-managed real estate investment trust following the closing of a transaction to acquire certain real estate assets and the third-party asset management business of Phillips Edison Limited Partnership (“PELP”) in a stock and cash transaction (“PELP transaction”). While we no longer bear the costs of the various fees and expense reimbursements previously paid to our former external advisor and its affiliates, our expenses now include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our former external advisor or their affiliates. Our employees now provide us services historically provided by our former external advisor and its affiliates. We are also now subject to potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of any employee compensation plans. In addition, we have limited experience operating as a self-managed real estate investment trust (“REIT”) and we may encounter unforeseen costs, expenses, and difficulties associated with providing those services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been. Furthermore, our results of operations following our transition to self-management may not be comparable to our results prior to the transition.
Mr. Edison, or his designee, will be nominated to the board of directors (“Board”) for each of the next ten succeeding annual meetings, subject to certain terminating events.
As part of the PELP transaction, Mr. Edison, or his designee, will be nominated to the Board for each of the ten succeeding annual meetings, subject to certain terminating events, including the sale or transfer of more than 35% of the partnership units (“OP Units”) of Phillips Edison Grocery Center Operating Partnership I, L. P. (“PECO I OP”) that he beneficially owns. As a result, it is possible that Mr. Edison may continue to be nominated as a director in circumstances when the independent directors would not otherwise have done so.
Mr. Edison shall continue to serve as Chairman of the Board until the third anniversary of the closing of the PELP transaction, subject to certain terminating events.
Our bylaws provide that Mr. Edison will continue to serve as Chairman of the Board until the third anniversary of the closing of the PELP transaction, subject to certain terminating events, including the listing of our common stock on a national securities exchange. As a result, Mr. Edison may continue to serve as Chairman of the Board in circumstances when the independent directors would not otherwise have selected him.
Upon closing of the PELP transaction, the PECO I OP partnership agreement was amended to, among other things, grant certain rights and protections to the limited partners, which may prevent or delay a change of control transaction that might involve a premium price for our shares of common stock.
The amended and restated PECO I OP partnership agreement, which, among other things, grants certain rights and protections to the limited partners, including granting limited partners the right to consent to a change of control transaction. Furthermore, Mr. Edison currently has voting control over approximately 9.6% of the OP Units (inclusive of those owned by us) and therefore could have a significant influence over votes on change of control transactions. As part of the PELP transaction, we entered into certain provisions that should reduce the possibility that Mr. Edison or other protected partners (“Tax Protection Agreement”) would have an economic incentive to oppose a change of control transaction that would otherwise be in our best interest, we cannot be certain however that such limited partners would view a change of control transaction as favorably as our stockholders. The Tax Protection Agreement expires after ten years from the closing of the PELP transaction.
We have and will incur substantial expenses related to the PELP transaction and its integration.
We have incurred and will incur substantial expenses in connection with completing the PELP transaction. While we expected to incur a certain level of transaction and integration expenses, factors beyond our control could affect the total amount or the timing of its integration expenses. As a result, the transaction and integration expenses associated with the PELP transaction could, particularly in the near term, exceed the savings that we expect to achieve from the acquisition of the companies contributed under the PELP transaction (“Contributed Companies”) following the closing. If the expenses we incur as a result of the PELP transaction are higher than anticipated, our net income per common share and funds from operations per common share would be adversely affected.
Our future results will suffer if we do not effectively manage our expanded portfolio and operations.
There can be no assurance, however, regarding when or to what extent we will be able to realize the benefits of the PELP transaction, which may be difficult, unpredictable and subject to delays. We will be required to devote significant management attention and resources to integrating our business practices and operations with the Contributed Companies. It is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with operators, vendors and employees or to fully achieve the anticipated benefits of the PELP transaction. There may also be potential unknown or unforeseen liabilities, increased expenses, or delays associated with integrating the Contributed Companies into us.
With the closing of the PELP transaction, we have an expanded portfolio and operations, and likely will continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges.

Our future success will depend, in part, upon our ability to manage expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs, regulatory compliance and service quality and maintain other necessary internal controls. There can be no assurance that our expansion or acquisition opportunities will be successful, or that it will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
We may be unable to retain key employees.
Our success after the PELP transaction closing depends in part upon its ability to retain key employees. Key employees of the Contributed Companies and subsidiaries thereof may depart because of issues relating to the uncertainty and difficulty of integration. Accordingly, no assurance can be given that we will be able to retain key employees.
We may be exposed to risks to which we have not historically been exposed to.
We historically have not had employees. We now have employees following the consummation of the PELP transaction, and as their employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Further, we will bear the costs of the establishment and maintenance of health, retirement and similar benefit plans for our employees.
Following the closing of the PELP transaction, we agreed to honor and fulfill the rights to certain indemnification claims for acts or omissions occurring at or prior to the closing in favor of managers, directors, officers, trustees, agents or fiduciaries of any Contributed Company or subsidiary thereof.
We have agreed to honor and fulfill, following the closing, the rights to indemnification and exculpation from liabilities for acts or omissions occurring at or prior to the closing now existing in favor of a manager, director, officer, trustee, agent or fiduciary of any Contributed Company or subsidiary contained in (i) the organizational documents of the Contributed Companies and their subsidiaries and (ii) all existing indemnification agreements of the Contributed Companies and their subsidiaries. For six years after the closing, we may not amend, modify or repeal the organizational documents of the Contributed Companies and their subsidiaries in any way that would adversely affect such rights. We may incur substantial costs to address such claims and are limited in our ability to modify such indemnification obligations.
The estimated net asset value per common share may decline now or in the future as a result of the PELP transaction.
The estimated net asset value per common share may decline as a result of the PELP transaction for a number of reasons, including if we do not achieve the perceived benefits of the PELP transaction as rapidly or to the extent that is anticipated.
We cannot assure stockholders that we will be able to continue paying distributions at the rate currently paid.
We expect to continue our current distribution practices following the closing of the PELP transaction. Stockholders however, may not receive distributions following the closing of the PELP transaction equivalent to those previously paid by us for various reasons, including the following:

•
as a result of the PELP transaction and the issuance of OP Units in connection with the PELP transaction, the total amount of cash required for us to pay distributions at our current rate has increased;

•
we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, cash flows or financial position or as a result of unknown or unforeseen liabilities incurred in connection with the PELP transaction;

•
decisions on whether, when and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Board, which reserves the right to change our distribution practices at any time and for any reason; and

•	we may desire to retain cash to maintain or improve our credit ratings and financial position.
Existing and future stockholders have no contractual or other legal right to distributions that have not been declared.
We may have failed to uncover all liabilities of the Contributed Companies through the due diligence process prior to the PELP transaction, exposing us to potentially large, unanticipated costs.
Prior to completing the PELP transaction, we performed certain due diligence reviews of the business of PELP. Our due diligence review may not have adequately uncovered all of the contingent or undisclosed liabilities we may incur as a consequence of the PELP transaction. Any such liabilities could cause us to experience potentially significant losses, which could materially adversely affect our business, results of operations and financial condition.

The Tax Protection Agreement, during its term, could limit PECO I OP’s ability to sell or otherwise dispose of certain properties and may require PECO I OP to maintain certain debt levels that otherwise would not be required to operate its business.
We and PECO I OP entered into a Tax Protection Agreement at closing, pursuant to which if PECO I OP (i) sells, exchanges, transfers, conveys or otherwise disposes of a Protected Property (as defined in the Tax Protection Agreement) in a taxable transaction for a period of ten years commencing on the closing (the “Tax Protection Period”) or (ii) fails, prior to the expiration of the Tax Protection Period, to maintain minimum levels of indebtedness that would be allocable to each Protected Partner (as defined in the Tax Protection Agreement) for tax purposes or, alternatively, fails to offer such Protected Partner the opportunity to guarantee specific types of PECO I OP’s indebtedness in order to enable such Protected Partner to continue to defer certain tax liabilities, PECO I OP will indemnify each affected Protected Partner against certain resulting tax liabilities. Therefore, although it may be in the stockholders’ best interest for us to cause PECO I OP to sell, exchange, transfer, convey or otherwise dispose of one of these properties, it may be economically prohibitive for us to do so during the Tax Protection Period because of these indemnity obligations. Moreover, these obligations may require us to cause PECO I OP to maintain more or different indebtedness than we would otherwise require for our business. As a result, the Tax Protection Agreement will, during its term, restrict our ability to take actions or make decisions that otherwise would be in our best interests.
If PECO I OP fails to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT and suffer other adverse consequences.
We believe that PECO I OP is organized and will be operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. As a partnership, PECO I OP will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated that partner’s share of PECO I OP’s income. No assurance can be provided, however, that the Internal Revenue Service will not challenge PECO I OP’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the Internal Revenue Service were successful in treating PECO I OP as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of PECO I OP to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including us.
PECO I OP has a carryover tax basis on certain of its assets as a result of the PELP transaction, and the amount that we have to distribute to Stockholders therefore may be higher.
As a result of the PELP transaction, certain of PECO I OP’s properties have carryover tax bases that are lower than the fair market values of these properties at the time of the acquisition. As a result of this lower aggregate tax basis, PECO I OP will recognize higher taxable gain upon the sale of these assets, and PECO I OP will be entitled to lower depreciation deductions on these assets than if it had purchased these properties in taxable transactions at the time of the acquisition. Such lower depreciation deductions and increased gains on sales allocated to us generally will increase the amount of our required distribution under the REIT rules, and will decrease the portion of any distribution that otherwise would have been treated as a “return of capital” distribution.
We intend to use taxable REIT subsidiaries (“TRSs”), which may cause us to fail to qualify as a REIT.
To qualify as a REIT for federal income tax purposes, we hold, and plan to continue to hold, our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to income tax as a regular C corporation.
The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, our TRS may pay dividends. Such dividend income should qualify under the 95%, but not the 75%, gross income test. We will monitor the amount of the dividend and other income from our TRS and will take actions intended to keep this income, and any other non-qualifying income, within the limitations of the REIT income tests. While we expect these actions will prevent a violation of the REIT income tests, we cannot guarantee that such actions will in all cases prevent such a violation.

Our ownership of TRSs will be subject to limitations that could prevent us from growing our management business and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.
Overall, (i) for taxable years beginning prior to January 1, 2018, no more than 25% of the value of a REIT’s gross assets, and (ii) for taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s gross assets, may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our management business. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	During the quarter ended September 30, 2017, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2017	75	$10.20	75	(3)
August 2017	46	10.20	46	(3)
September 2017	104	10.20	104	(3)

(1)
On November 8, 2017, our Board increased the estimated value per share of our common stock to $11.00 based substantially on the estimated market value of our portfolio of real estate properties our recently acquired third-party asset management business as of October 5, 2017, the first full business day after the closing of the PELP transaction. Prior to November 8, 2017, the estimated value per share was $10.20 (see Note 9 to the consolidated financial statements). The repurchase price per share for all stockholders is equal to the estimated value per share on the date of the repurchase.

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

•
The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less any cash already used for repurchases since the beginning of the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of the Board. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

•
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.

•	The Board reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.

Our Board may amend, suspend, or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders. In connection with the May announcement of the PELP transaction (see Note 3 to the consolidated financial statements), the SRP was suspended during the month of May and resumed in June.
During the three and nine months ended September 30, 2017, repurchase requests surpassed the funding limits under the SRP. Due to the program’s funding limits, no funds will be available for the remainder of 2017. When we are unable to fulfill all repurchase requests in any month, we will honor requests on a pro rata basis to the extent possible. As of September 30, 2017, we had 9.8 million shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn. We continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
On November 8, 2017, the independent directors of the Board unanimously approved Les Chao as their lead independent director.

Item 6.        Exhibits

Ex.	Description

2.1
Contribution Agreement, dated as of May 18, 2017, between Phillips Edison Grocery Center REIT I, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., and the Contributors Listed Therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 23, 2017)

3.1	Third Amended and Restated Bylaws of Phillips Edison Grocery Center REIT I, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 11, 2017)
10.2	Letter Agreement with Phillips Edison NTR LLC dated September 20, 2017*
10.3
Third Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 11, 2017)

10.4
Tax Protection Agreement dated as of October 4, 2017 by and among Phillips Edison Grocery Center REIT I, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P. and each Protected Partner identified as a signatory on Schedule I, as amended from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 11, 2017)

10.5
Equityholder Agreement dated October 4, 2017 by and among Phillips Edison Grocery Center REIT I, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P. and each of the individuals signatory thereto (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed October 11, 2017)

10.6	Fifth Amendment dated October 4, 2017 to the $900.0 million Credit Agreement*
10.6.1	Exhibit A to Fifth Amendment dated October 4, 2017 to the $900.0 million Credit Agreement*
10.7	Term Loan Credit Agreement dated October 4, 2017 for $175.0 million*
10.8	Term Loan Credit Agreement dated October 4, 2017 for $375.0 million*
10.9	First Amendment dated October 4, 2017 to the $255.0 million Term Loan*
10.10	Secured Loan Facility dated October 4, 2017 for $175.0 million*
10.11
Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated October 23, 2017 Used for $195.0 million Secured Borrowings of 14 Properties Owned by a Subsidiaries of Phillips Edison Grocery Center Operating Partnership I, L.P.*

10.12	RMU Cancellation and Exchange Agreement dated October 4, 2017**
10.13	Executive Severance and Change in Control Plan dated October 4, 2017**
10.14	Amended and Restated 2010 Long-Term Incentive Plan**
10.15	Equity Vesting Agreement with Devin I. Murphy dated October 2, 2017**
10.16	PELP Participation Agreement for Jeffrey Edison dated October 4, 2017**
10.17	PELP Participation Agreement for Devin Murphy dated October 4, 2017**
10.18	PELP Participation Agreement for Robert Myers dated October 4, 2017**
10.19	PELP Participation Agreement for R. Mark Addy dated October 4, 2017**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.
**Compensation Plan or Benefit filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT I, INC.

Date: November 9, 2017	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)