Form 10-K
period 2017-12-31
Phillips Edison & Company, Inc.
filed 2018-03-30
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-54691

PHILLIPS EDISON & COMPANY, INC.
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
Common Stock, $0.01 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑
There is no established public market for the Registrant’s shares of common stock. On November 8, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.00 based substantially on the estimated market value of its portfolio of real estate properties as of October 5, 2017. Prior to November 8, 2017, the estimated value per share was $10.20. For a full description of the methodologies used to establish the estimated value per share, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information, of this Form 10-K. As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, there were approximately 182.7 million shares of common stock held by non-affiliates.
As of March 15, 2018, there were approximately 186.2 million outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference: None

PHILLIPS EDISON & COMPANY, INC.
FORM 10-K

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”), formerly known as Phillips Edison Grocery Center REIT I, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks include, without limitation, (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) changes in interest rates and the availability of permanent mortgage financing; (v) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vi) the financial stability of tenants, including the ability of tenants to pay rent; (vii) changes in tax, real estate, environmental, and zoning laws; (viii) the concentration of our portfolio in a limited number of industries, geographies, or investments; and (ix) any of the other risks included in this Annual Report on Form 10-K, including those set forth in Part I, Item 1A. Risk Factors. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
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
All references to “Notes” throughout this document refer to the footnotes to the consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.

w PART I
ITEM 1. BUSINESS
Overview
Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”), formerly known as Phillips Edison Grocery Center REIT I, Inc., is an internally-managed real estate investment trust (“REIT”) and one of the nation’s largest owners and operators of grocery-anchored shopping centers. The majority of our revenues are lease revenues derived from our owned real estate investments. Additionally, we operate a third-party investment management business providing property management and advisory services to $2.1 billion of assets under management.
We primarily own and manage well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. As of December 31, 2017, we managed a diversified portfolio of over 340 shopping centers; we directly owned 236 centers comprising approximately 26.3 million square feet located in 32 states.
We were formed as a Maryland corporation in October 2009 and have elected to be taxed as a REIT for U.S. federal income tax purposes. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership I, L.P. (“Operating Partnership”), a Delaware limited partnership formed in December 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Grocery Center OP GP I LLC, is the sole general partner of the Operating Partnership.
On October 4, 2017, we completed a transaction to acquire certain real estate assets, the third-party investment management business, and the captive insurance company of Phillips Edison Limited Partnership (“PELP”) in exchange for stock and cash (“PELP transaction”). Prior to that date, our advisor was Phillips Edison NTR LLC (“PE-NTR”), which was directly or indirectly owned by PELP. Under the terms of the advisory agreement between PE-NTR and us (“PE-NTR Agreement”), PE-NTR was responsible for the management of our day-to-day activities and the implementation of our investment strategy. Our relationship with PE-NTR was acquired as part of the PELP transaction.
Business Objectives and Strategies
Owned Real Estate
Our business objective is to own and operate well-occupied, grocery-anchored shopping centers that generate cash flows to support distributions to our shareholders with the potential for capital appreciation.
We typically invest in neighborhood shopping centers (generally containing less than 125,000 leasable square feet) located in attractive demographic markets throughout the United States where our management believes our fully integrated operating platform can add value through the following strategies:

•
Acquisitions—Our acquisitions team takes a disciplined, targeted approach to acquisitions as it reviews thousands of properties each year. After a thorough financial review, comprehensive underwriting analysis, and exhaustive due diligence process, only the most financially attractive grocery-anchored properties are ultimately added to our portfolio.

•
Leasing—Our national footprint of experienced leasing professionals is dedicated to increasing rental income by capitalizing on our portfolio’s below-market leases and increasing the occupancy at our centers through the lease-up of property vacancies by leveraging national and regional tenant relationships.

•
Portfolio Management—Our portfolio management team seeks to add value by overseeing all aspects of operations at our properties, as well as optimizing the centers’ merchandising mix, and identifying opportunities for redevelopment or repositioning.

•
Property Management—Our national footprint of property managers strives to develop and maintain a pleasant, clean, and safe environment where retailers can be successful and customers can enjoy their shopping experience. Property management is committed to effectively managing operating costs at the property level in order to maximize cash flows and improve profitability.

•	Capital Markets—Our capital markets team is dedicated to maintaining a conservative balance sheet with an appropriately staggered debt maturity profile that is well positioned for long-term growth.

•
Legal, Finance, Accounting, Tax, Marketing, Risk Management, IT, Human Resources, etc.—Our other in-house teams add value by utilizing technology and broad processes to create efficiencies through scale, creating a better experience for our tenants while reducing costs. Our associates are dedicated to the company’s long-term commitment of being the leading owner and operator of grocery-anchored shopping centers.

Third-Party Investment Management Business
In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to five non-traded, publicly registered REITS and private funds with assets under management of approximately $2.1 billion as of December 31, 2017.
For each of these programs, we raise equity capital through either public or private offerings, invest those funds, and manage their assets in return for fee revenue as specified in our advisory agreements with them.

Strategic Alternatives
We are continuously evaluating strategic alternatives to create liquidity for our investors. In conjunction with the PELP transaction, we brought on an experienced management team that allows us to fully consider all alternatives. We are focused on maximizing the value for our shareholders while seeking to provide liquidity for our shareholders.
Segment Data
As of December 31, 2017, we operated through two business segments: Owned Real Estate and Investment Management. Prior to the completion of the PELP transaction on October 4, 2017, we were externally-managed and our only reportable segment was the aggregated operating results of our owned real estate. Therefore, we did not report any segment disclosures for the years ended December 31, 2016 and 2015. For a more detailed discussion regarding these segments, including operating data for the year ended December 31, 2017, see Note 18.
Tax Status
As a result of the PELP transaction, we hold, and plan to continue to hold, our non-qualifying REIT assets and conduct certain of our non-qualifying REIT income activities in or through a taxable REIT subsidiary (“TRS”). A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. A TRS is subject to income tax as a C-corporation.
The net income of our TRS is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, our TRS may pay dividends. Such dividend income should qualify under the 95%, but not the 75%, gross income test. We will monitor the amount of dividend and other income from our TRS and will take actions that are intended to keep this income, and any other non-qualifying income, within the limitations of the REIT income tests. While we expect these actions will prevent a violation of the REIT income tests, we cannot guarantee that such actions will, in all cases, prevent such a violation.
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
Employees
As of December 31, 2017, we had 304 employees. Prior to the completion of the PELP transaction, we did not have any employees. However, PELP’s employees and executive officers were compensated, in part, for their services rendered to us.
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
We make available, free of charge, by responding to requests addressed to our investor relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports on our website, www.phillipsedison.com. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

ITEM 1A. RISK FACTORS
You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.
Risks Related to Our Structure and an Investment in Us
Because no public trading market for our shares currently exists, it is difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it may be at a discount to the public offering price.
There is no public market for our shares. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Under the share repurchase program (“SRP”), we repurchase shares at a price in place at the time of the repurchase and not based on the price at which you initially purchased your shares. It is likely we will repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds under the SRP. While we have a limited SRP, in its sole discretion, our board of directors (“Board”) could amend, suspend or terminate our SRP upon 30 days’ notice. Further, the SRP includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares to us. These restrictions have limited us from repurchasing shares submitted to us under the SRP in the past and may do so again in the future.
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
Our SRP includes numerous restrictions that limit our stockholders’ ability to sell their shares. During any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. Our stockholders must hold their shares for at least one year in order to participate in the SRP, except for repurchases sought upon a stockholder’s death or “qualifying disability”. The cash available for redemption on any particular date is generally limited to the proceeds from the dividend reinvestment plan (“DRIP”) during the period consisting of the preceding four fiscal quarters, less any cash already used for redemptions since the start of the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of our Board. These limitations do not, however, apply to repurchases sought upon a stockholder’s death or “qualifying disability.” Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP. These limits may prevent us from accommodating all repurchase requests made in any year. For example, in 2017 repurchase requests exceeded the funding limits provided under the SRP, and we were unable to repurchase all of the shares submitted to us. These restrictions would severely limit our stockholders’ ability to sell their shares should they require liquidity and would limit their ability to recover the value they invested. Our board is free to amend, suspend or terminate the SRP upon 30 days’ notice.
In addition, the repurchase price per share for all stockholders under the SRP is equal to the estimated value per share as determined periodically by our Board. The actual value per share as of the date on which an investor makes a repurchase request may be significantly different than the repurchase price such investor receives.
We use an estimated value of our shares that is based on a number of assumptions that may not be accurate or complete and is also subject to a number of limitations.
To assist members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons that participated in our initial public offering, pursuant to applicable FINRA and National Association Security Dealers (“NASD”) conduct rules, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, we initially estimated the value of our common shares as $10.00 per share based on the offering price of our shares of common stock in our initial public offering of $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Effective November 1, 2017, our Board approved an estimated value per share of our common stock of $11.00 based on the estimated fair value range of our real estate portfolio as indicated in a third-party valuation report plus the value of our cash and cash equivalents less the value of our mortgages and loans payable as of October 5, 2017.
Our estimated value per share is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent a determination of the fair value of our assets or liabilities based on U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade if they were listed on a national securities exchange. Accordingly, with respect to the estimated value per share, there can be no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	an independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with Employee Retirement Income Security Act of 1974 (“ERISA”) reporting requirements.
Furthermore, we have not made any adjustments to the valuation of our estimated value per share for the impact of other transactions occurring subsequent to October 5, 2017, including, but not limited to, (1) the issuance of common stock under the DRIP, (2) net operating income earned and dividends declared, (3) the repurchase of shares and (4) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual real estate assets, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares. In addition, the estimated value per share reflects a real estate portfolio premium as opposed to the sum of the individual property values. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. Accordingly, the estimated value per share of our common stock may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
If a Liquidity Event, as defined in our Charter, does not occur by the fifth anniversary of the termination of our initial primary public offering, we may be required to adopt a plan of liquidation of our properties and assets.
Our charter provides that we must effect a Liquidity Event which includes a sale of all or substantially all of our assets, a sale or merger of our company, a listing of our common stock on a national securities exchange, or other similar transaction, on or before the fifth anniversary of the termination of the initial primary public offering. If we do not begin the process of achieving a Liquidity Event by that date, our charter requires that we seek approval from our stockholders to amend the charter to extend the deadline. If we sought and failed to obtain stockholder approval of a charter amendment extending the deadline, our charter requires us to submit a plan of liquidation for the approval of our stockholders. If we sought and failed to obtain stockholder approval of both the charter amendment and our liquidation, we would continue our business. If we sought and obtained stockholder approval of our liquidation, we would begin an orderly sale of our properties and other assets.
The precise timing of any such sales would consider the prevailing real estate and financial markets, the economic conditions in the submarkets where our properties are located and the U.S. federal income tax consequences to our stockholders. The actual amount that we would distribute to stockholders in the liquidation would depend upon the actual amount of our liabilities, the actual proceeds from the sale of our properties, the actual fees and expenses incurred in connection with the sale of our properties, the actual expenses incurred in the administration of our properties prior to disposition, our actual general and administrative expenses, our ability to continue to meet the requirements necessary to retain our status as a REIT throughout the liquidation process, our ability to avoid U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales prices of our assets are less than we expect, stockholders will receive less in total liquidating distribution. Additionally, our Board will have discretion as to the timing of distributions of net sales proceeds.
If we are unable to find buyers for our assets on a timely basis or at our expected sales prices, our liquidating distributions may be delayed or reduced.
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
At times, we may be forced to borrow funds to pay distributions during unfavorable market conditions or during periods when funds from operations are needed to make capital expenditures and pay other expenses, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate. For the year ended December 31, 2017, we paid gross distributions to our common stockholders of $123.3 million, including distributions reinvested through the DRIP of $49.1 million. For the year ended December 31, 2017, our net cash provided by operating activities was $108.9 million, which represents a shortfall of $14.4 million, or 11.7%, of our distributions paid, while our funds from operations (“FFO”) Attributable to Stockholders and Convertible Noncontrolling Interests were $84.2 million, which represents a shortfall of $39.1 million, or 31.7%, of the distributions paid. The shortfall was funded by proceeds from borrowings. For the year ended December 31, 2016, we paid distributions of $123.1 million, including distributions reinvested through the DRIP of $58.9 million. For the year ended December 31, 2016, our net cash provided by operating activities was $103.1 million, which represents a shortfall of $20.0 million, or 16.3%, of our distributions paid, while our FFO was $110.4 million, which represents a shortfall of $14.3 million, or 11.6% of our distributions paid. The shortfall was funded by proceeds from borrowings.
The actual value of shares that we repurchase under our SRP may be less than what we pay.
We repurchase shares under our SRP at the estimated value per share of our common stock. This value is likely to differ from the price at which a stockholder could resell his or her shares. Thus, when we repurchase shares of our common stock, the repurchase may be dilutive to our remaining stockholders.

We recently transitioned to a self-managed real estate investment trust and have limited operating experience being self-managed.
Effective October 4, 2017, we transitioned to a self-managed real estate investment trust following the closing of the PELP transaction. While we no longer bear the costs of the various fees and expense reimbursements previously paid to our former external advisor and its affiliates, our expenses now include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our former external advisor or their affiliates. Our employees now provide us services historically provided by our former external advisor and its affiliates. We are also now subject to potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of any employee compensation plans. In addition, we have limited experience operating as a self-managed REIT and we may encounter unforeseen costs, expenses, and difficulties associated with providing those services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been. Furthermore, our results of operations following our transition to self-management may not be comparable to our results prior to the transition.
The loss of or the inability to obtain key real estate professionals could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investments.
Our success depends to a significant degree upon the contributions of Jeffrey S. Edison, Chief Executive Officer and the Chairman of our Board; R. Mark Addy, Executive Vice President; Robert Myers, Chief Operating Officer; and Devin I. Murphy, Chief Financial Officer. We do not have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, operational and marketing professionals. The market for such professionals is competitive, and we may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms, as needed, which have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.
We have agreed to nominate Mr. Edison to our Board for each of the next ten succeeding annual meetings and for Mr. Edison to continue serving as Chairman of the Board until the third anniversary of the closing of the PELP transaction.
As part of the PELP transaction, we have agreed to nominate Jeffrey S. Edison, our Chief Executive Officer and the Chairman of our Board, to the Board for each of the ten succeeding annual meetings, subject to certain terminating events. As a result, it is possible that Mr. Edison may continue to be nominated as a director in circumstances when the independent directors would not otherwise have done so.
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
We are subject to conflicts of interest relating to the management of multiple REITs by our officers.
We and our management team serve as the sponsor and advisor of Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), and Phillips Edison Grocery Center REIT III, Inc. (“REIT III”). We and REIT II and REIT III have overlapping investment objectives and investment strategies. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as REIT II and/or REIT III. We have implemented certain procedures to help manage any perceived or actual conflicts among us and the REIT II and REIT III, including adopting an allocation policy to allocate property acquisitions among the three companies.
If we determine that an investment opportunity may be equally appropriate for more than one entity, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity will be allocated such investment opportunity, subject to an expected right of first offer to be provided to REIT III. There can be no assurance that these policies will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. Further, under our advisory agreements with REIT II and REIT III, we receive fees for various services, including, but not limited to, the day-to-day management of the Phillips Edison-sponsored REITs and transaction-related services. The terms of these advisory agreements were not the result of arm’s-length negotiations between independent parties and, as a result, the terms of these agreements may not be as favorable to us as they would have been if we had negotiated these agreements with unaffiliated third parties.
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, which may prevent or delay a change of control transaction that might involve a premium price for our shares of common stock.
In connection with the PELP transaction, we amended and restated the Operating Partnership’s limited partnership agreement to, among other things, grant certain rights and protections to the limited partners, including granting limited partners the right to consent to a change of control transaction. Furthermore, Mr. Edison currently has voting control over approximately 9.6% of the Operating Partnership’s operating partnership units (inclusive of those owned by us) and therefore could have a significant influence over votes on change of control transactions.

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
There can be no assurance, however, regarding when or to what extent we will be able to realize the benefits of the PELP transaction, which may be difficult, unpredictable and subject to delays. We will be required to devote significant management attention and resources to integrating our business practices and operations with the newly acquired companies. It is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with operators, vendors and employees or to fully achieve the anticipated benefits of the PELP transaction. There may also be potential unknown or unforeseen liabilities, increased expenses, or delays associated with integrating the companies we acquired in the PELP transaction.
There can be no assurance that our expansion or acquisition opportunities will be successful, or that it will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
We cannot assure stockholders that we will be able to continue paying distributions at the rate currently paid.
We expect to continue our current distribution practices following the closing of the PELP transaction. Stockholders however may not receive distributions following the closing of the PELP transaction equivalent to those previously paid by us for various reasons, including the following:

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

•	our Board may elect to retain cash to maintain or improve our credit ratings and financial position.
Existing and future stockholders have no contractual or other legal right to distributions that have not been declared.
We may be liable for potentially large, unanticipated costs arising from our acquisition of companies contributed in the PELP transaction.
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
In addition, we have agreed to honor and fulfill, following the closing, the rights to indemnification and exculpation from liabilities for acts or omissions occurring at or prior to the closing now existing in favor of a manager, director, officer, trustee, agent or fiduciary of any company contributed under the PELP transaction or subsidiary contained in (i) the organizational documents of such company or subsidiary and (ii) all existing indemnification agreements of such companies and their subsidiaries. For six years after the closing, we may not amend, modify or repeal the organizational documents of companies contributed under the PELP transaction and their subsidiaries in any way that would adversely affect such rights. We may incur substantial costs to address such claims and are limited in our ability to modify such indemnification obligations.
The tax protection agreement, during its term, could limit the Operating Partnership’s ability to sell or otherwise dispose of certain properties and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
We and the Operating Partnership entered into a tax protection agreement at closing of the PELP transaction, pursuant to which if the Operating Partnership (i) sells, exchanges, transfers, conveys or otherwise disposes of certain properties in a taxable transaction for a period of ten years commencing on the closing, or (ii) fails, prior to the expiration of such period, to maintain minimum levels of indebtedness that would be allocable to each protected partner for tax purposes or, alternatively, fails to offer such protected partners the opportunity to guarantee specific types of the Operating Partnership s indebtedness in order to enable such partners to continue to defer certain tax liabilities, the Operating Partnership will indemnify each affected protected partner against certain resulting tax liabilities. Therefore, although it may be in the stockholders’ best interest for us to cause the Operating Partnership to sell, exchange, transfer, convey or otherwise dispose of one of these properties, it may be economically prohibitive for us to do so during the 10-year protection period because of these indemnity obligations. Moreover, these obligations may require us to cause the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business. As a result, the tax protection agreement will, during its term, restrict our ability to take actions or make decisions that otherwise would be in our best interests.
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
E-commerce can have a negative impact on our business.
The use of the internet by consumers continues to gain popularity and the migration towards e-commerce is expected to continue. This increase in internet sales could result in a downturn in the business of our current tenants in their “brick and mortar” locations and could affect the way future tenants lease space. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts may decline.
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
The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on financial condition and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre- bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy, and therefore, funds may not be available to pay such claims in full. See Item 2. Properties, for information related to concentration of our tenants.

We may be restricted from re-leasing space at our retail properties.
Leases with retail tenants may contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.
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
Before making investments, we will typically conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our reduced control of the functions that are outsourced. In addition, if we are unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. When conducting due diligence and making an assessment regarding a potential investment, we will rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the we carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this Annual Report on Form 10-K, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
There can be no assurance that we will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by the seller of any portfolio property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such portfolio property. We will rely upon the accuracy and completeness of representations made by sellers of portfolio properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.
We may be unable to successfully integrate and operate acquired properties, which may have a material adverse effect on our business and operating results.
Even if we are able to make acquisitions on favorable terms, we may not be able to successfully integrate and operate them. We may be required to invest significant capital and resources after an acquisition to maintain or grow the properties that we acquire. In addition, we may need to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff, to integrate and manage successfully any future acquisitions of additional assets. These and other integration efforts may disrupt our operations, divert management’s attention away from day-to-day operations and cause us to incur unanticipated costs. The difficulties of integration may be increased by the necessity of coordinating operations in geographically dispersed locations. Our failure to integrate successfully any acquisitions into our portfolio could have a material adverse effect on our business and operating results. Further, acquired properties may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause us to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in our assumptions based on actual results may have a material impact on our financial statements.
We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells the property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.
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
Our portfolio may be concentrated in a limited number of industries, geographies or investments.
Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. As of December 31, 2017, approximately 14.8% and 10.2% of our properties were located in Florida and Georgia, respectively. To the extent we concentrate our investments in a particular type of asset or geography, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. For investments that we plan to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
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
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety- related concerns.
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
Our properties are, or may become subject to, the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. We may be required to make substantial capital expenditures to make upgrades at our properties or otherwise comply with Disabilities Act requirements. We are currently, and may be in the future, subject to third party and/or class action litigation with respect to Disabilities Act requirements, which could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. While we attempt to acquire properties that are already in compliance with the Disabilities Act or place the burden of compliance on the seller or other third party, such as a tenant, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. Any of our funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.
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
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
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
High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross- collateralization or cross-default provisions, a default on a single property could affect multiple properties.
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
Risks Related to our Organization and Qualification as a REIT
Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.
Our Board determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
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
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1.01 billion shares of capital stock, of which 1 billion shares are designated as common stock and 0.01 billion shares are designated as preferred stock. Our Board may amend our charter to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Additionally, our board may elect to (1) sell additional shares in the DRIP and future public offerings, (2) issue equity interests in private offerings, (3) issue share-based awards to our independent directors or to our officers or employees, or (4) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, our stockholders’ ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

Although we are not currently afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our Board could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our Board. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our Board may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our Board could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.
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
In 1999, the State of Maryland enacted legislation that enhances the power of Maryland corporations to protect themselves from unsolicited takeovers. Among other things, the legislation permits our board, without stockholder approval, to amend our charter to:

•	stagger our Board into three classes;

•	require a two-thirds stockholder vote for removal of directors;

•	provide that only the board can fix the size of the board; and

•	require that special stockholder meetings may only be called by holders of a majority of the voting shares entitled to be cast at the meeting.
Under Maryland law, a corporation can opt to be governed by some or all of these provisions if it has a class of equity securities registered under the Exchange Act, and has at least three independent directors. Our charter does not prohibit our Board from opting into any of the above provisions permitted under Maryland law. Becoming governed by any of these provisions could discourage an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our securities.
Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce our stockholders' and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, requires us to indemnify our directors, officers, employees and agents for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, than might otherwise exist under common law, which could reduce our stockholders' and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases which would decrease the cash otherwise available for distribution to stockholders.
If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT and suffer other adverse consequences.
We believe that the Operating Partnership is organized and will be operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. As a partnership, the Operating Partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated that partner’s share of the Operating Partnership’s income. No assurance can be provided, however, that the Internal Revenue Service will not challenge the Operating Partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the Internal Revenue Service were successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including us.
The Operating Partnership has a carryover tax basis on certain of its assets as a result of the PELP transaction, and the amount that we have to distribute to stockholders therefore may be higher.
As a result of the PELP transaction, certain of the Operating Partnership’s properties have carryover tax bases that are lower than the fair market values of these properties at the time of the acquisition. As a result of this lower aggregate tax basis, the Operating Partnership will recognize higher taxable gain upon the sale of these assets, and the Operating Partnership will be entitled to lower depreciation deductions on these assets than if it had purchased these properties in taxable transactions at the time of the acquisition. Such lower depreciation deductions and increased gains on sales allocated to us generally will increase the amount of our required distribution under the REIT rules, and will decrease the portion of any distribution that otherwise would have been treated as a “return of capital” distribution.
We intend to use TRSs, which may cause us to fail to qualify as a REIT.
To qualify as a REIT for federal income tax purposes, we hold, and plan to continue to hold, our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non- customary services to tenants of its parent REIT. A TRS is subject to income tax as a regular C-corporation.
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
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Any such change could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of cash available for the payment of dividends. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation, or administrative interpretation.
On December 22, 2017, President Trump signed into law H.R. 1, known as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA is the most far-reaching tax legislation to be passed in over 30 years. The provisions of the TCJA generally apply to taxable years beginning after December 31, 2017. Significant provisions of the TCJA that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limits the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carrybacks and allows unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, and (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions. In addition, the TCJA limits the deduction for net interest expense incurred by a business to 30% of the “adjusted taxable income” of the taxpayer. However, the limitation on the interest expense deduction does not apply to certain small-business taxpayers or electing real property trades or businesses, such as any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. Making the election to be treated as a real property trade or business requires the electing real property trade or business to depreciate non-residential real property, residential rental property, and qualified improvement property over a longer period using the alternative depreciation system. We generally will decide whether to make any available election to treat as a real property trade or business any direct or indirect investment made through an entity that we control.
Stockholders are urged to consult with their own tax advisors with respect to the impact that the TCJA and other legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.
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
If our assets are deemed to be plan assets, we may be exposed to liabilities under Title I of ERISA and the Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected.

If stockholders invested in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If stockholders established an IRA or other retirement plan through which they invested in our shares, federal law may require them to withdraw required minimum distributions (“RMDs”) from such plan in the future. Our SRP limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. Additionally, our stockholders will not be eligible to have their shares repurchased until they have held their shares for at least one year. As a result, they may not be able to have their shares repurchased at a time in which they need liquidity to satisfy the RMD requirements under their IRA or other retirement plan. Even if they are able to have their shares repurchased, our share repurchase price is based on the estimated value per share of our common stock as determined by our Board, and this value is expected to fluctuate over time. As such, a repurchase may be at a price that is less than the price at which the shares were initially purchased. If stockholders fail to withdraw RMDs from their IRA or other retirement plan, they may be subject to certain tax penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Real Estate Investments
As of December 31, 2017, we owned 236 properties throughout the United States. The following table presents information regarding the geographical location of our properties by annualized base rent (“ABR”) as of December 31, 2017 (dollars and square feet in thousands). For additional portfolio information, refer to Schedule III - Real Estate Assets and Accumulated Depreciation, herein.

State	ABR(1)	% ABR	ABR/Leased Square Foot	GLA(2)	% GLA	% Leased	Number of Properties
Florida	$35,769	12.8%	$12.66	3,069	11.7%	92.0%	35
Georgia	24,369	8.7%	11.19	2,266	8.6%	96.1%	24
Ohio	24,361	8.7%	9.49	2,679	10.2%	95.8%	22
California	20,497	7.3%	17.70	1,233	4.7%	93.9%	12
Texas	20,235	7.2%	13.77	1,560	5.9%	94.2%	10
Illinois	14,833	5.3%	12.15	1,334	5.1%	91.5%	9
Virginia	14,015	5.0%	12.16	1,281	4.9%	90.0%	12
North Carolina	11,735	4.2%	9.72	1,240	4.7%	97.3%	13
South Carolina	10,741	3.8%	9.40	1,271	4.8%	89.9%	13
Pennsylvania	9,903	3.5%	10.40	1,025	3.9%	92.9%	6
Massachusetts	9,651	3.5%	12.87	767	2.9%	97.8%	6
Indiana	8,847	3.2%	7.68	1,244	4.7%	92.6%	8
Tennessee	7,993	2.9%	7.79	1,038	4.0%	98.8%	7
Arizona	7,594	2.7%	11.13	797	3.0%	85.6%	7
Maryland	6,360	2.3%	18.82	347	1.3%	97.4%	3
Colorado	6,266	2.2%	12.87	504	1.9%	96.6%	5
Oregon	6,221	2.2%	13.64	472	1.8%	96.6%	6
Minnesota	5,691	2.0%	11.73	493	1.9%	98.4%	6
New Mexico	5,484	2.0%	13.25	471	1.8%	87.9%	5
Michigan	5,252	1.9%	7.87	701	2.7%	95.1%	4
Kentucky	4,868	1.8%	8.57	598	2.3%	95.0%	4
Wisconsin	4,618	1.7%	11.46	423	1.6%	95.3%	5
Iowa	2,888	1.0%	8.32	360	1.4%	96.4%	3
Washington	2,419	0.9%	14.93	171	0.6%	94.7%	2
Nevada	2,307	0.8%	18.60	128	0.5%	96.9%	1
Connecticut	1,806	0.6%	15.18	124	0.5%	96.0%	1
Kansas	1,392	0.5%	10.01	153	0.6%	90.8%	2
Alabama	1,018	0.4%	6.88	174	0.7%	85.1%	1
Missouri	861	0.3%	7.69	112	0.4%	100.0%	1
New Jersey	838	0.3%	8.06	111	0.4%	93.7%	1
Mississippi	628	0.2%	5.66	112	0.4%	99.1%	1
Utah	237	0.1%	16.93	14	0.1%	100.0%	1
Total	$279,697	100.0%	$11.33	26,272	100.0%	93.9%	236

(1)	We calculate ABR as monthly contractual rent as of December 31, 2017, multiplied by 12 months.

(2)	Gross leasable area (“GLA”) is defined as the portion of the total square feet of a building that is available for tenant leasing.

Lease Expirations
The following chart shows, on an aggregate basis, all of the scheduled lease expirations after December 31, 2017, for each of the next ten years and thereafter for our 236 shopping centers. The chart shows the leased square feet and ABR represented by the applicable lease expiration year (dollars and square feet in thousands):
Subsequent to December 31, 2017, we renewed approximately 455,000 total square feet and $6.2 million of total ABR of the leases expiring.
During the year ended December 31, 2017, rent per square foot for renewed leases increased 8.5% when compared to rent per square foot prior to renewal. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Leasing Activity, for further discussion of leasing activity. Based on current market base rental rates, we believe we will achieve an overall positive increase in our average ABR for expiring leases. However, changes in base rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the base rents on new leases will continue to increase from current levels.
Portfolio Tenancy
Prior to the acquisition of a property, we assess the suitability of the grocery-anchor tenant and other tenants in light of our investment objectives, namely, preserving capital and providing stable cash flows for distributions. Generally, we assess the strength of the tenant by consideration of company factors, such as its financial strength and market share in the geographic area of the shopping center, as well as location-specific factors, such as the store’s sales, local competition, and demographics. When assessing the tenancy of the non-anchor space at the shopping center, we consider the tenant mix at each shopping center in light of our portfolio, the proportion of national and national-franchise tenants, the creditworthiness of specific tenants, and the timing of lease expirations. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals.

We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio by tenant type as of December 31, 2017:

The following charts present the composition of our portfolio by tenant industry as of December 31, 2017:

The following table presents our top ten tenants, grouped according to parent company, by ABR as of December 31, 2017 (dollars and square feet in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Kroger	$25,820	9.2%	3,138	12.7%	55
Publix	17,016	6.1%	1,672	6.8%	36
Ahold Delhaize	10,233	3.7%	854	3.5%	19
Albertsons-Safeway	9,461	3.4%	924	3.7%	17
Giant Eagle	6,797	2.4%	700	2.8%	9
Walmart	5,562	2.0%	1,213	4.9%	11
Dollar Tree	3,505	1.3%	399	1.6%	40
Raley's	3,422	1.2%	193	0.8%	3
Lowe's	3,020	1.1%	474	1.9%	4
SUPERVALU	2,844	1.0%	371	1.5%	9
	$87,680	31.4%	9,938	40.2%	203

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which we are not covered by our liability insurance or the outcome is reasonably likely to have a material impact on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

w PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 15, 2018, we had approximately 186.2 million shares of common stock outstanding, held by a total of 40,019 stockholders of record. The number of stockholders is based on the records of our registrar and transfer agent. Our common stock is not currently traded on any exchange, and there is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all.
Valuation Overview
On November 8, 2017, the independent directors of the board of directors (“Independent Directors”) of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”), formerly known as Phillips Edison Grocery Center REIT I, Inc., established its estimated value per share of our common stock of $11.00. The valuation was based substantially on the estimated market value of our portfolio of real estate properties in various geographic locations in the United States (“Portfolio”) and our recently acquired third-party asset management business as of October 5, 2017. On October 4, 2017, we completed a transaction to acquire certain real estate assets, the third-party investment management business, and the captive insurance company of Phillips Edison Limited Partnership (“PELP”) in a stock and cash transaction (“PELP transaction”).
We provided the estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (“IPA Valuation Guidelines”).
We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation expert which has expertise in appraising commercial real estate assets to provide a calculation of the range in estimated value per share of our common stock as of October 5, 2017, the date immediately following the PELP transaction. Duff & Phelps prepared a valuation report (“Valuation Report”) that provided this range based substantially on its estimate of the “as is” market values of the Portfolio and the estimated value of in-place contracts of the third-party asset management business. Duff & Phelps made adjustments to the aggregate estimated value of our Portfolio to reflect pro forma balance sheet assets and liabilities provided by our management as of October 5, 2017, before calculating a range of estimated values based on the number of outstanding shares of our common stock as of October 5, 2017. These calculations produced an estimated value per share in the range of $10.34 to $11.70 as of October 5, 2017. The Independent Directors ultimately approved $11.00 as the estimated value per share of our common stock on November 8, 2017. We previously established an estimated value per share of $10.20 as of July 31, 2015, which was reaffirmed as of April 14, 2016 and March 31, 2017. We expect to review the estimated value per share as of March 31, 2018, and thereafter, at least annually.
The following table summarizes the material components of the estimated value per share of our common stock as of October 5, 2017 (in thousands, except per share amounts):

	Low	High
Investment in Real Estate Assets:
Phillips Edison real estate valuation	$3,972,120	$4,284,420
Management company	90,202	90,202
Total market value	4,062,322	4,374,622

Other Assets:
Cash and cash equivalents	13,068	13,068
Restricted cash	16,480	16,480
Accounts receivable	45,360	45,360
Prepaid expenses and other assets	26,701	26,701
Total other assets	101,609	101,609

Liabilities:
Notes payable and credit facility	1,776,636	1,776,636
Mark to market of debt	9,014	9,014
Accounts payable and accrued expenses	1,866	1,866
Security deposits	7,740	7,740
Total liabilities	1,795,256	1,795,256

Net Asset Value	$2,368,675	$2,680,975

Common stock and OP units outstanding	229,077	229,077

Net Asset Value Per Share	$10.34	$11.70
Our goal is to provide an estimate of the market value of our shares. However, the majority of our assets will consist of commercial real estate and, as with any valuation methodology, the methodologies used were based upon a number of assumptions and estimates that may not have been accurate or complete. Different parties with different assumptions and estimates could have derived a different estimated value per share, and those differences could have been significant. These limitations are discussed further under “Limitations of Estimated Value per Share” below.
Valuation Methodologies—Our goal in calculating an estimated value per share was to arrive at a value that was reasonable and based off of what we deemed to be appropriate valuation and appraisal methodologies and assumptions and a process that was in accordance with the IPA Valuation Guidelines. The following is a summary of the valuation methodologies and components used to calculate the estimated value per share.
Independent Valuation Firm—Duff & Phelps was retained by us on September 25, 2017, as authorized by the Conflicts Committee of the Board of Directors, to provide independent valuation services. The Conflicts Committee was composed of all of our Independent Directors. Duff & Phelps is a leading global valuation advisor with expertise in complex valuation work that is not affiliated with us. Duff & Phelps had previously provided services to us pertaining the allocation of acquisition purchase prices for financial reporting purposes in connection with the Portfolio for which it received usual and customary compensation. Duff & Phelps may be engaged to provide professional services to us in the future. The Duff & Phelps personnel who prepared the valuation had no present or prospective interest in the Portfolio and no personal interest with us.
Duff & Phelps’ engagement for its valuation services was not contingent upon developing or reporting predetermined results.
In addition, Duff & Phelps’ compensation for completing the valuation services was not contingent upon the development or reporting of a predetermined value or direction in value that favors the cause of us, the amount of the value opinion, the attainment of a stipulated result, or the occurrence of a subsequent event directly related to the intended use of its Valuation Report. We agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement.
Duff & Phelps’ analyses, opinions, or conclusions were developed, and the Valuation Report was prepared, in conformity with the Uniform Standards of Professional Appraisal Practice. The Valuation Report was reviewed, approved and signed by individuals with the professional designation of MAI (“Member of the Appraisal Institute”). The use of the Valuation Report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. Duff & Phelps did not inspect the properties that formed the Portfolio.
In preparing the Valuation Report, Duff & Phelps relied on information provided by us regarding the Portfolio. For example, we provided information regarding building size, year of construction, land size and other physical, financial, and economic characteristics. We also provided lease information, such as current rent amounts, rent commencement and expiration dates, and rent increase amounts and dates.
Duff & Phelps did not investigate the legal description or legal matters relating to the Portfolio, including title or encumbrances, and title to the properties was assumed to be good and marketable. The Portfolio was also assumed to be free and clear of liens, easements, encroachments and other encumbrances, and to be in full compliance with zoning, use, occupancy, environmental and similar laws unless otherwise stated by us. The Valuation Report contains other assumptions, qualifications and limitations that qualify the analysis, opinions and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from their appraised values.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to the Valuation Report.
Real Estate Portfolio Valuation—Duff & Phelps estimated the “as is” market values of the Portfolio as of October 5, 2017, using various methodologies. Generally accepted valuation practice suggests assets may be valued using a range of methodologies. Duff & Phelps utilized the income capitalization approach with support from the sales comparison approach for each property. The income approach was the primary indicator of value, with secondary consideration given to the sales approach. Duff & Phelps performed a study of each market to measure current market conditions, supply and demand factors, growth patterns, and their effect on each of the subject properties.
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
The following summarizes the range of capitalization rates that were used to arrive at the estimated market values of our Portfolio:

Range in Values
Overall Capitalization Rate	6.23 - 6.72%
Terminal Capitalization Rate	6.96 - 7.46%
Discount Rate	7.55 - 8.05%
Management Company Valuation—Duff & Phelps estimated the aggregate market value associated with our third-party asset management business using various methodologies. Duff & Phelps considered various applications of the income approach, market approach, and underlying assets approach, with the income approach determined to be the most reliable method for purposes of the analysis. The income approach analysis considered the projected fee income earned for services provided pursuant to various management and advisory agreements over the expected duration of that contract, assuming normal and customary renewal provisions. Such services include property management services performed for the properties in the Portfolio, as well as property and asset management services for certain unaffiliated real estate investment portfolios. In performing this analysis, solely fee income related to properties owned as of October 5, 2017 was considered. The income approach also considered a reasonable level of expenses to support such activities, as well as other adjustments, and a discount rate that accounted for the time value of money and the risk of achieving the projected cash flows. The result of the income approach analysis was the aggregate market value of the third-party asset management business, from which an estimated market value of net tangible assets (liabilities) was subtracted (added), to result in the aggregate intangible value of the management company.
Sensitivity Analysis—While we believe that Duff & Phelps’ assumptions and inputs were reasonable, a change in these assumptions would have impacted the calculations of the estimated value of the Portfolio, the estimated value of its recently acquired third-party asset management business, and our estimated value per share. The table below illustrates the impact on Duff & Phelps’ range in estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points and assumes all other factors remain unchanged. Additionally, the table illustrates the impact of a 5% change in these rates in accordance with the IPA Valuation Guidelines. The table illustrates hypothetical results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points or 5%.

Resulting Range in Estimated Value Per Share
	Increase of 25 basis points ($)	Decrease of 25 basis points ($)	Increase of 5% ($)	Decrease of 5% ($)
Terminal Capitalization Rate	10.03 - 11.33	10.67 - 12.10	9.91 - 11.22	10.82 - 12.23
Discount Rate	10.01 - 11.34	10.66 - 12.05	9.83 - 11.18	10.84 - 12.22
Other Assets and Other Liabilities—Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect our other assets and other liabilities based on pro forma balance sheet information provided by us and the Advisor as of October 5, 2017.
Role of the Independent Directors—The Independent Directors received a copy of the Valuation Report and discussed the report with representatives of Duff & Phelps. The Independent Directors also discussed the Valuation Report, the Portfolio, the third-party asset management business, our other assets and liabilities and other matters with management. Management recommended to the Independent Directors that $11.00 per share be approved as the estimated value per share of our common stock. The Independent Directors discussed the rationale for this value with management.
Following the Independent Directors’ receipt and review of the Valuation Report, the recommendation of management, and in light of other factors considered by the Independent Directors, the Independent Directors concluded that the range in estimated value per share of $10.34 and $11.70 was appropriate. Management then recommended to our Independent Directors that it select $11.00 as the estimated value per share of our common stock. Our Independent Directors agreed to accept the recommendation of management and approved $11.00 as the estimated value per share of our common stock as of October 5, 2017, which determination was ultimately and solely the responsibility of the Independent Directors.
Limitations of Estimated Value per Share—We provided this estimated value per share to assist broker-dealers that participated in our public offering in meeting our customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used were based upon a number of estimates and assumptions that may not have been accurate or complete. Different parties with different assumptions and estimates could have derived a different estimated value per share, and this difference could have been significant. The estimated value per share is not audited and does not represent a determination of the fair value of our assets or liabilities based on U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of us;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or

•	the methodologies used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to October 5, 2017, including, but not limited to, (1) the issuance of common stock under the distribution reinvestment plan, (2) net operating income earned and dividends declared, (3) the repurchase of shares, (4) asset acquisitions, and (5) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual assets in the Portfolio, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual assets in the Portfolio or changes in valuation assumptions could have a very significant impact on the value of our shares. The estimated value per share does not reflect a portfolio premium or the fact that we are internally-managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.
Amended and Restated Dividend Reinvestment Plan
We have adopted the dividend reinvestment program (“DRIP”), through which stockholders may elect to reinvest an amount equal to the dividends declared on their shares of common stock into shares of our common stock in lieu of receiving cash dividends. In accordance with the DRIP, participants in the DRIP acquire shares of common stock at a price equal to the estimated value per share. Participants in the DRIP may purchase fractional shares so that 100% of the dividends may be used to acquire additional shares of our common stock. For the year ended December 31, 2017, 4.8 million shares were issued through the DRIP, resulting in proceeds of approximately $49.1 million. For the year ended December 31, 2016, 5.8 million shares were issued through the DRIP, resulting in proceeds of approximately $58.9 million.
Distributions—We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computing without regard to the dividends paid deduction). One of our primary goals is to pay regular monthly distributions to our stockholders. During the years ended December 31, 2017 and 2016, our Board of Directors (“Board”) authorized distributions equal to a daily amount of $0.00183562 and

$0.00183060, respectively, per share of common stock outstanding based on daily record dates. Beginning January 1, 2018, we pay distributions to stockholders based on monthly record dates. The 2018 monthly distribution rate is currently at the same annual distribution rate as 2017.
The total gross distributions declared to stockholders for the years ended December 31, 2017 and 2016, were as follows (in thousands):

	2017	2016
Distributions declared	$123,363	$123,141
All distributions declared during the years ended December 31, 2017 and 2016, have been funded by a combination of cash generated through operations and borrowings.
Distributions declared to common stockholders subsequent to December 31, 2017, were as follows (in thousands):

Month(1)	Date of Record	Distribution Rate	Date Distributions Paid	Gross Amount of Distributions Paid	Distributions Reinvested through the DRIP	Net Cash Distributions
December	12/1/2017 - 12/31/2017	$0.00183562	1/2/2018	$10,544	$4,354	$6,190
January	1/16/2018	0.05583344	2/1/2018	10,363	4,228	6,135
February	2/15/2018	0.05583344	3/1/2018	10,381	4,186	6,195

(1)	The distribution for March, payable to shareholders of record as of March 15, 2018, will be paid on April 2, 2018.
Unregistered Sales of Equity Securities
During 2017, we did not sell any equity securities that were not registered under the Securities Act.
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
The repurchase price per share for all stockholders is equal to the estimated value per share. Repurchases of shares of common stock will be made monthly upon written notice received by us at least five days prior to the end of the applicable month, assuming no limitations, as noted above, exist. Stockholders may withdraw their repurchase request at any time up to five business days prior to the repurchase date. Unfulfilled repurchase requests are treated as requests for repurchase during future months until satisfied or withdrawn.
Our Board may amend, suspend, or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders. In connection with the May 2017 announcement of the PELP transaction (see Note 3), the SRP was suspended in May 2017 and resumed in June 2017.

The following table presents all share repurchases for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	2017	2016
Shares repurchased	4,617	2,019
Cost of repurchases	$47,157	$20,301
Average repurchase price	$10.21	$10.05
During the quarter ended December 31, 2017, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Redeemed	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2017	68	$10.20	68	(3)
November 2017	22	10.98	22	(3)
December 2017	56	11.00	56	(3)

(1)
On November 8, 2017, our Board increased the estimated value per share of our common stock to $11.00 based substantially on the estimated market value of our portfolio of real estate properties and our recently acquired third-party investment management business as of October 5, 2017, the first full business day after the closing of the PELP transaction. Prior to November 8, 2017, the estimated value per share was $10.20 (see Note 13). The repurchase price per share for all stockholders is equal to the estimated value per share on the date of the repurchase.

(2)	We announced the commencement of the SRP on August 12, 2010, and it was subsequently amended on September 29, 2011, and on April 14, 2016.

(3)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
In 2017 and 2016, repurchase requests surpassed the funding limits under the SRP. Due to the program’s funding limits, no funds were available for repurchases during the fourth quarter of 2017 and no funds will be available for the the first quarter of 2018. Additionally, repurchases during the remainder of 2018 are expected to be limited. When we are unable to fulfill all repurchase requests in any month, we will honor requests on a pro rata basis to the extent possible. As of December 31, 2017, we had 10.8 million shares of unfulfilled repurchase requests. We will continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.

ITEM 6. SELECTED FINANCIAL DATA

As of and for the years ended December 31,
(in thousands, except per share amounts)	2017(1)	2016	2015	2014	2013
Balance Sheet Data:(2)
Investment in real estate assets at cost	$3,751,927	$2,584,005	$2,350,033	$2,201,235	$1,136,074
Cash and cash equivalents	5,716	8,224	40,680	15,649	460,250
Total assets	3,526,082	2,380,188	2,226,248	2,141,196	1,716,256
Debt obligations, net	1,806,998	1,056,156	845,515	640,889	195,601
Operating Data:
Total revenues	$311,543	$257,730	$242,099	$188,215	$73,165
Property operating expenses	(53,824)	(41,890)	(38,399)	(32,919)	(11,896)
Real estate tax expenses	(43,456)	(36,627)	(35,285)	(25,262)	(9,658)
General and administrative expenses	(36,348)	(31,804)	(15,829)	(8,632)	(4,346)
Interest expense, net	(45,661)	(32,458)	(32,390)	(20,360)	(10,511)
Net (loss) income	(41,718)	9,043	13,561	(22,635)	(12,350)
Net (loss) income attributable to stockholders	(38,391)	8,932	13,360	(22,635)	(12,404)
Other Operational Data:(3)(4)
Owned Real Estate NOI	$204,519	$173,910	$163,017	$125,816	$50,152
Funds from operations (“FFO”) attributable to stock- holders and convertible noncontrolling interests	84,150	110,406	115,040	56,513	12,769
Modified funds from operations (“MFFO”)	125,183	107,862	114,344	94,552	28,982
Cash Flow Data:
Cash flows provided by operating activities	$108,861	$103,076	$106,073	$75,671	$18,540
Cash flows used in investing activities	(620,749)	(226,217)	(110,774)	(715,772)	(776,219)
Cash flows provided by financing activities	509,380	90,685	29,732	195,500	1,210,275
Per Share Data:
Net (loss) income per share—basic and diluted	$(0.21)	$0.05	$0.07	$(0.13)	$(0.18)
Common stock distributions declared	$0.67	$0.67	$0.67	$0.67	$0.67
Weighted-average shares outstanding—basic	183,784	183,876	183,678	179,280	70,227
Weighted-average shares outstanding—diluted	183,784	186,665	186,394	179,280	70,227

(1)	Includes the impact of the PELP transaction (see Note 3).

(2)	Certain prior period balance sheet amounts have been restated to conform with our adoption in 2016 of Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(3)
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures, for further discussion and for a reconciliation of the non-GAAP financial measures to Net (Loss) Income.

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
Overview
We were formed as a Maryland corporation in 2009, and elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2010. We are one of the nation’s largest owners and operators of market-leading, grocery-anchored shopping centers. The majority of our revenues are lease revenues derived from our owned real estate investments. Additionally, we operate a third-party investment management business providing property management and advisory services to $2.0 billion of assets under management. This business provides comprehensive real estate and asset management services to certain non-traded, publicly registered REITS and private funds (“Managed Funds”).
Below are statistical highlights of our portfolio:

	Total Portfolio as of December 31, 2017	Property Acquisitions During the Year Ended December 31, 2017(1)
Number of properties(2)	236	84
Number of states	32	25
Total square feet (in thousands)	26,272	9,595
Leased % of rentable square feet	93.9%	89.6%
Average remaining lease term (in years)(3)	5.0	4.6

(1)	Property acquisitions include the 76 properties acquired as part of the PELP transaction.

(2)	The number of properties does not include additional real estate purchased adjacent to previously acquired centers.

(3)	The average remaining lease term in years excludes future options to extend the term of the lease.

Market Outlook—Real Estate and Real Estate Finance Markets
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.
According to the Bureau of Economic Analysis, the U.S. economy’s real gross domestic product (“GDP”) increased 2.3% in 2017 compared to 1.5% in 2016, according to preliminary estimates. The increase in real GDP in 2017 reflected positive contributions from personal consumption expenditures (“PCE”), nonresidential fixed investment, and exports. These upturns were partially offset by decelerations in residential fixed investment and in state and local government spending. Imports, which are a subtraction in the calculation of GDP, increased.
According to J.P. Morgan’s Global Economic Outlook Summary and 2018 REIT Outlook, real GDP is expected to grow approximately 2.5% in 2018. The U.S. retail real estate market displayed positive but decelerating fundamentals in 2017, with vacancy rates rising and increased emphasis on redevelopment pipelines.
Overall, retail real estate fundamentals remain strong but are expected to decelerate relative to previous years. Short-term interest rates are expected to increase in 2018 more than long-term interest rates. There is less occupancy to be gained in portfolios, new supply levels are below historical averages, and job growth is expected to be 1% monthly in 2018. Reductions to the corporate tax rate will add to economic growth, although commercial real estate is expected to benefit to a lesser extent than other sectors. Tax reform passed by Congress in 2017 is expected to have a minimal to slightly negative impact on REITs, although retailers should benefit from increased consumer spending. Stronger retailers should be better for shopping center owners as tenants can invest more to grow and improve their credit quality, reducing turnover.

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
Real Estate Acquisition Accounting—In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our real estate acquisition activity is no longer considered a business combination and instead is classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations prior to adoption have been capitalized and will be amortized over the life of the related assets. However, the PELP transaction is considered a business combination, and therefore the associated transaction expenses were expensed as incurred. The treatment of acquisition-related costs and the recognition of goodwill are the primary differences between how we account for business combinations and asset acquisitions. Regardless of whether an acquisition is considered a business combination or an asset acquisition, we record the costs of the business or assets acquired as tangible and intangible assets and liabilities based upon their estimated fair values as of the acquisition date.
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
We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a new development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize interest expense until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.
We record above-market and below-market lease values for acquired properties based on the present value (using an discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease. We also include fixed-rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized. If a tenant has a unilateral option to renew a below-market lease, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized if we determine that the tenant has a financial incentive and wherewithal to exercise such option.
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
Impairment of Real Estate, Goodwill, and Intangible Assets—We monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate or intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate or intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate or intangible assets as defined by ASC 360, Property, Plant, and Equipment. Particular examples of events and changes in circumstances that could indicate potential impairments are significant decreases in occupancy, rental income, operating income, and market values, or changes in our property or asset management agreements.
We adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, prospectively on January 1, 2018. Therefore, when we perform a quantitative test of goodwill for impairment we will compare the carrying value of net assets to the fair value of the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, we would not consider goodwill to be impaired and no further analysis would be required. If the fair value is determined to be less than its carrying value, the amount of goodwill impairment would be the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
Estimates of fair value used in our evaluation of real estate, goodwill, and intangible assets are based upon discounted future cash flow projections, relevant competitor multiples, or other acceptable valuation techniques. These techniques are based, in turn, upon all available evidence including level three inputs, such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Revenue Recognition—We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the terms of the related leases, and we include amounts expected to be received in later years in deferred rents receivable. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved.
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
Revenues from management, leasing, and other fees charged in accordance with the various management agreements executed, are recognized in the period in which the services have been provided, the earnings process is complete, and collectability is reasonably assured.
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, we do not expect the adoption of this standard to have a material impact on our rental revenue. However, the standard will apply to a majority of our fees and management income. We have evaluated the impact of this standard to fees and management income and do not expect a material impact on our revenue recognition, but we do expect to provide additional disclosures around fees and management revenue in our future filings. We are adopting this guidance on a modified retrospective basis.
Impact of Recently Issued Accounting Pronouncements—Refer to Note 2 for discussion of the impact of recently issued accounting pronouncements.

Results of Operations
Included in the PELP transaction was the acquisition of PELP’s third-party investment management business. Prior to the completion of the transaction, we were externally-managed, and our only reportable segment was related to the aggregated operating results of our owned real estate. Therefore, there is no data available prior to 2017 for the Investment Management segment for comparative purposes. For more detail regarding our segments, see Note 18.
Segment Profit, which is a non-GAAP financial measure, represents revenues less property operating, real estate tax, and general and administrative expenses that are attributable to our reportable segments. We use Segment Profit to evaluate the results of our segments and believe that this measure provides a useful comparison of our revenues based on the source of those revenues and the expenses that are directly related to them. However, Segment Profit should not be viewed as an alternative to results prepared in accordance with GAAP.
Summary of Operating Activities for the Years Ended December 31, 2017 and 2016

			Favorable (Unfavorable) Change
(in thousands, except per share amounts)	2017	2016	$	%
Segment Profit:
Owned Real Estate	$206,432	$175,802	$30,630	17.4%
Investment Management	1,553	—	1,553	NM
Total segment profit	207,985	175,802	32,183	18.3%
Corporate general and administrative expenses	(30,070)	(28,393)	(1,677)	(5.9)%
Vesting of Class B units	(24,037)	—	(24,037)	NM
Termination of affiliate arrangements	(5,454)	—	(5,454)	NM
Depreciation and amortization	(130,671)	(106,095)	(24,576)	(23.2)%
Interest expense, net	(45,661)	(32,458)	(13,203)	(40.7)%
Transaction and acquisition expenses	(16,243)	(5,803)	(10,440)	(179.9)%
Other income, net	2,433	5,990	(3,557)	(59.4)%
Net (loss) income	(41,718)	9,043	(50,761)	NM
Net loss (income) attributable to noncontrolling interests	3,327	(111)	3,438	NM
Net (loss) income attributable to stockholders	$(38,391)	$8,932	$(47,323)	NM
Owned Real Estate - Segment Profit

			Favorable (Unfavorable) Change
(in thousands, except per share amounts)	2017	2016	$	%
Total revenues	$303,410	$257,730	$45,680	17.7%
Property operating expenses	(50,328)	(41,890)	(8,438)	(20.1)%
Real estate tax expenses	(43,247)	(36,627)	(6,620)	(18.1)%
General and administrative expenses	(3,403)	(3,411)	8	0.2%
Segment profit	$206,432	$175,802	$30,630	17.4%

•	Total revenues increased as follows:

–	$21.1 million was related to the 76 properties acquired in the PELP transaction.

–	$21.4 million was related to 15 properties acquired after December 31, 2015, exclusive of the PELP transaction, net of two properties disposed of during each reporting period.

–
The remaining $3.2 million increase was related to the properties acquired before January 1, 2016, outside of the PELP transaction (“same-center portfolio”). The increase was driven by a $0.23 increase in minimum rent per square foot and a 0.9% increase in occupancy.

•
Property operating expenses, which include (i) operating and maintenance expense, which consists of property-related costs including repairs and maintenance costs, landscaping, snow removal, utilities, property insurance costs, security, and various other property-related expenses; (ii) bad debt expense; and (iii) allocated property management costs prior to the PELP transaction, increased as follows:

–	$4.5 million was the impact of the PELP transaction, including additional costs related to the 76 properties acquired and the effect of internalizing our management structure.

–	$3.7 million was related to properties acquired or disposed of after December 31, 2015, excluding properties acquired in the PELP transaction.

–	Property operating costs increased by $0.3 million on our same-center portfolio.

•	Real estate tax expenses increased as follows:

–	$2.2 million was related to the 76 properties acquired in the PELP transaction.

–	$4.2 million was related to properties acquired or disposed of after December 31, 2015, excluding properties acquired in the PELP transaction.

•	General and administrative expenses were primarily attributed to costs to manage the administrative activities and implement the investment strategies of our Owned Real Estate.
Investment Management - Segment Profit

(in thousands, except per share amounts)	2017
Total revenues	$8,133
Property operating expenses	(3,496)
Corporate real estate tax expenses	(209)
General and administrative expenses	(2,875)
Segment profit	$1,553

•	Total revenues were primarily compromised of the following:

–	$4.0 million was attributed to advisory agreements, including acquisition, disposition, and asset management fees, between us and the Managed Funds.

–	$3.8 million was attributed to property management agreements, including property management fees, leasing commissions, and construction management fees, between us and the Managed Funds.

–	For additional detail regarding our fees and management income, see Note 14.

•
The $3.5 million in property operating expenses was primarily related to employee compensation costs to manage the daily property operations of the Managed Funds, as well as insurance costs related to our captive insurance company.

•
General and administrative expenses were primarily attributed to employee compensation costs for managing the day-to-day affairs of the Managed Funds, identifying and making acquisitions and investments on their behalf, and recommending to the respective boards of directors an approach for providing investors of the Managed Funds with liquidity.

Corporate General and Administrative Expenses

•
The $1.7 million increase in corporate general and administrative expenses was related to additional expenses that were not directly attributable to the revenues generated by either of our segments, including adding personnel costs and other corporate expenses in the PELP transaction, offset by the elimination of the asset management fee.

Vesting of Class B Units

•
The $24.0 million expense resulted from the PELP transaction and was a combination of the vesting of 2.8 million Class B units as well as the reclassification of previous distributions on those Class B units to noncontrolling interests. The vesting of the Class B units was a noncash expense of $27.6 million for asset management services rendered between December 2014 and September 2017. Distributions paid on these units totaled $3.6 million over this time period and have been reclassified from the 2017 consolidated statement of operations and reflected as distributions from equity instead.

Termination of Affiliate Arrangements

•
The $5.5 million expense was related to the redemption of unvested Class B units at the estimated value per share on the date of termination, that had been earned by our former advisor for historical asset management services (see Note 11).

Depreciation and Amortization

•	The $24.6 million increase in depreciation and amortization included a $16.1 million increase related to the 76 properties and the management contracts acquired in the PELP transaction.

•
The increase included a $12.1 million increase related to properties acquired after December 31, 2015, excluding properties acquired in the PELP transaction, as well as properties classified as redevelopment.

•	The increase was offset by a $1.7 million decrease due to the disposition of two properties in December 2016 and October 2017.

•	The increase was also offset by a $1.8 million decrease attributed to certain intangible lease assets becoming fully amortized on our same-center portfolio.
Interest Expense, Net

•
The $13.2 million increase in interest expense was primarily due to additional borrowings on our revolving credit facility and new secured and unsecured term loan facilities entered into in 2017, including $485 million in loans that were entered into in order to extinguish the corporate debt assumed from PELP in the PELP transaction.

•	The increase was partially offset by a decrease in interest expense from refinancing certain mortgages and improving the associated interest rate.

Transaction and Acquisition Expenses

•
The transaction expenses incurred resulted from costs related to the PELP transaction (see Note 3), primarily third-party professional fees, such as financial advisor, consulting, accounting, legal, and tax fees, as well as fees associated with obtaining debt consents necessary to complete the transaction.

•
The transaction expenses incurred were partially offset by a decrease in acquisition expenses directly related to asset acquisitions that was attributed to the implementation of ASU 2017-01 on January 1, 2017, resulting in the capitalization of most acquisition-related costs. For a more detailed discussion of this adoption, see Note 2.

Other Income, Net

•
The $3.6 million decrease in other income was primarily due to a 2016 gain on real estate sold exceeding 2017 gains on sales of properties and land. It also decreased due to a 2016 gain related to hedging ineffectiveness that is no longer realized due to our adoption of ASU 2017-12 (see Note 8).

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
Below are explanations of the significant fluctuations in our results of operations for the years ended December 31, 2016 and 2015.
Total revenues— Of the $15.6 million increase in total revenues, $5.6 million was from same-center properties, which were the 132 properties that were owned and operational for the entire portion of both comparable reporting periods, except for those properties classified as redevelopment as of December 31, 2016. The remaining $10.0 million was attributable to non-same-center properties, including the 16 properties that were acquired since the beginning of 2015. The increase in same-center revenue was due to a $3.5 million increase in rental income and a $2.4 million increase in tenant recovery income. The increase in same-center rental income was driven by a $0.20 increase in minimum rent per square foot and a 0.2% increase in occupancy since December 31, 2015. The increase in same-center tenant recovery income stemmed from a 2.3% increase in our overall recovery rate.
Property operating expenses—Of the $3.5 million increase in property operating expenses, $1.8 million was due to the acquisition of 16 properties in 2015 and 2016. The remaining $1.7 million was primarily a result of an increase in recoverable property maintenance expenses due to an increase in additional maintenance projects during 2016, as well as a $0.7 million increase in property management fees due to higher cash receipts from the increase in revenues.
General and administrative expenses—General and administrative expenses increased $16.0 million, which was primarily related to a $14.6 million increase in cash asset management fees as a result of the change to our advisory fee structure in October 2015. Prior to that date, the asset management fee had been deferred via the issuance of Class B units of our Operating Partnership, which did not result in the recognition of expense in accordance with GAAP. After that date, the asset management fee remained at 1% of the cost of our assets; however, 80% was paid in cash and therefore recognized on a current basis as expense under GAAP, with the remaining 20% paid in Class B units. The remaining $1.4 million increase resulted from both a $1.0 million increase in distributions paid on unvested Class B units as a result of an increase in outstanding Class B units, as well as additional administrative costs associated with managing a larger portfolio.
Acquisition expenses—Acquisition expenses increased $0.4 million due to an increase in the purchase price paid for the seven properties acquired in 2016 compared to the nine properties acquired in 2015.
Other income, net—The $5.7 million increase in other income primarily resulted from a gain of $4.7 million on the disposal of a property in December 2016, as well as an increase of $1.3 million stemming from gains recognized on a portion of our derivatives.

Leasing Activity—The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, such tenants will also pay for a longer term. As we continue to attract more of these national and regional tenants, our costs to lease may increase.
Below is a summary of leasing activity for the years ended December 31, 2017 and 2016:

	Total Deals		Inline Deals(1)
	2017	2016	2017	2016
New leases:
Number of leases	185	163	179	156
Square footage (in thousands)	547	690	382	379
First-year base rental revenue (in thousands)	$8,108	$8,469	$6,762	$6,337
Average rent per square foot (“PSF”)	$14.81	$12.27	$17.69	$16.70
Average cost PSF of executing new leases(2)(3)	$27.03	$22.53	$28.11	$33.09
Weighted average lease term (in years)	7.9	9.8	7.0	7.3
Renewals and options:
Number of leases	369	321	334	301
Square footage (in thousands)	1,977	1,639	676	593
First-year base rental revenue (in thousands)	$25,196	$19,581	$14,664	$12,686
Average rent PSF	$12.75	$11.95	$21.68	$21.39
Average rent PSF prior to renewals	$11.74	$10.87	$19.42	$18.94
Percentage increase in average rent PSF	8.5%	9.9%	11.6%	12.9%
Average cost PSF of executing renewals and options(2)(3)	$3.12	$2.67	$4.80	$4.70
Weighted average lease term (in years)	5.2	5.3	5.1	5.2
Portfolio retention rate(4)	93.8%	86.7%	85.9%	78.7%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(3)	The costs associated with landlord improvements are excluded for repositioning and redevelopment projects.

(4)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

Non-GAAP Measures
Pro Forma Same-Center Net Operating Income—Same-Center NOI represents the NOI for the properties that were owned and operational for the entire portion of both comparable reporting periods, except for the properties we currently classify as redevelopment. Redevelopment properties are being repositioned in the market and such repositioning is expected to have a significant impact on property operating income. As such, these properties have been classified as redevelopment and have been excluded from our same-center pool. For purposes of evaluating Same-Center NOI on a comparative basis, and in light of the PELP transaction, we are presenting Pro Forma Same-Center NOI, which is Same-Center NOI on a pro forma basis as if the transaction had occurred on January 1, 2016. This perspective allows us to evaluate Same-Center NOI growth over a comparable period. Pro Forma Same-Center NOI is not necessarily indicative of what actual Same-Center NOI and growth would have been if the PELP transaction had occurred on January 1, 2016, nor does it purport to represent Same-Center NOI and growth for future periods.
Pro Forma Same-Center NOI highlights operating trends such as occupancy rates, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Pro Forma Same-Center NOI may not be comparable to other REITs.
Pro Forma Same-Center NOI should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition expenses, depreciation and amortization, interest expense, other income, or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties that could materially impact our results from operations.

The table below compares Pro Forma Same-Center NOI for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016	$ Change	% Change
Revenues(1):
Rental income(2)	$220,081	$215,398	$4,683
Tenant recovery income	69,965	69,066	899
Other property income	1,565	1,048	517
Total revenues	291,611	285,512	6,099	2.1%
Operating expenses(1):
Property operating expenses	46,504	47,987	(1,483)
Real estate taxes	40,275	39,569	706
Total operating expenses	86,779	87,556	(777)	(0.9)%
Total Pro Forma Same-Center NOI	$204,832	$197,956	$6,876	3.5%

(1)
Adjusted for PELP same-center operating results prior to the transaction for these periods. For additional information and details about PELP operating results included herein, refer to the PELP Same-Center NOI table below.

(2)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Below is a reconciliation of Net (Loss) Income to Owned Real Estate NOI and Pro Forma Same-Center NOI for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Net (loss) income	$(41,718)	$9,043
Adjusted to exclude:
Fees and management income	(8,156)	—
Straight-line rental income	(3,766)	(3,512)
Net amortization of above- and below-market leases	(1,984)	(1,208)
Lease buyout income	(1,321)	(583)
General and administrative expenses	36,348	31,804
Transaction expenses	15,713	—
Vesting of Class B units	24,037	—
Termination of affiliate arrangements	5,454	—
Acquisition expenses	530	5,803
Depreciation and amortization	130,671	106,095
Interest expense, net	45,661	32,458
Other	(2,336)	(5,990)
Property management allocations to third-party assets under management(1)	5,386	—
Owned Real Estate NOI(2)	204,519	173,910
Less: NOI from centers excluded from same-center	(34,443)	(20,015)
NOI prior to October 4, 2017, from same-center properties acquired in the PELP transaction	34,756	44,061
Total Pro Forma Same-Center NOI	$204,832	$197,956

(1)
This represents property management expenses allocated to third-party owned properties based on the property management fee that is provided for in the individual management agreements under which our investment management business provides services.

(2)
Segment Profit, presented in Results of Operations, differs from NOI primarily because of revenue exclusions made, including straight-line rental income, net amortization of above- and below market leases, and lease buyout income, when calculating NOI.

Below is a breakdown of our property count:

2017
Same-center properties(1)	200
Non-same-center properties	19
Redevelopment properties(2)	17
Total properties	236

(1)	Property count includes 64 same-center properties acquired in the PELP transaction.

(2)	Property count includes eight redevelopment properties acquired in the PELP transaction.

NOI from the PELP properties acquired prior to the PELP transaction was obtained from the accounting records of PELP without adjustment. The accounting records were subject to internal review by us. The table below provides Same-Center NOI detail for the non-ownership periods of PELP, which were the periods ended October 3, 2017, and the year ended December 31, 2016.

	2017	2016
Revenues:
Rental income(1)	$37,860	$49,046
Tenant recovery income	10,537	13,781
Other property income	520	259
Total revenues	48,917	63,086
Operating expenses:
Property operating expenses	8,214	11,529
Real estate taxes	5,947	7,496
Total operating expenses	14,161	19,025
Total Same-Center NOI	$34,756	$44,061

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.

Funds from Operations and Modified Funds from Operations—FFO is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for impairment losses on depreciable real estate and impairments of in-substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We calculate FFO Attributable to Stockholders and Convertible Noncontrolling Interests in a manner consistent with the NAREIT definition, with an additional adjustment made for noncontrolling interests that are not convertible into common stock.
MFFO is an additional performance financial measure used by us as FFO includes certain non-comparable items that affect our performance over time. MFFO excludes the following items:

•	acquisition and transaction expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting;

•	expenses related to the vesting of Class B units issued to our former advisors in connection with asset management services provided and the reclassification of distributions on those units to equity;

•	termination of affiliate arrangements; and

•	adjustments related to the above items for joint ventures and noncontrolling interests and unconsolidated entities in the application of equity accounting.
We believe that MFFO is helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods. We believe it is more reflective of our core operating performance and provides an additional measure to compare our performance across reporting periods on a consistent basis by excluding items that may cause short-term fluctuations in net income (loss) but have no impact on cash flows.
FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and MFFO should not be considered alternatives to net income (loss) or income (loss) from continuing operations under GAAP, as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions. MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated.
Accordingly, FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and MFFO should be reviewed in connection with other GAAP measurements, and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Our FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and MFFO, as presented, may not be comparable to amounts calculated by other REITs.

The following table presents our calculation of FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and MFFO and provides additional information related to our operations (in thousands):

	2017	2016(1)	2015(1)
Calculation of FFO Attributable to Stockholders and Convertible Noncontrolling Interests
Net (loss) income	$(41,718)	$9,043	$13,561
Adjustments:
Depreciation and amortization of real estate assets	127,771	106,095	101,479
Gain on sale of property	(1,760)	(4,732)	—
FFO attributable to the Company	84,293	110,406	115,040
Adjustments attributable to noncontrolling interests not convertible into common stock	(143)	—	—
FFO attributable to stockholders and convertible noncontrolling interests	$84,150	$110,406	$115,040
Calculation of MFFO
FFO attributable to stockholders and convertible noncontrolling interests	$84,150	$110,406	$115,040
Adjustments:
Transaction and acquisition expenses	16,243	5,803	5,404
Net amortization of above- and below-market leases	(1,984)	(1,208)	(821)
Amortization of intangible corporate assets	2,900	—	—
(Gain) loss on extinguishment of debt, net	(572)	(63)	2,095
Straight-line rent	(3,729)	(3,512)	(4,571)
Amortization of market debt adjustment	(1,115)	(2,054)	(2,685)
Change in fair value of derivatives	(201)	(1,510)	(118)
Noncash vesting of Class B units	24,037	—	—
Termination of affiliate arrangements	5,454	—	—
MFFO	$125,183	$107,862	$114,344

FFO Attributable to Stockholders and Convertible Noncontrolling Interests/MFFO per share
Weighted-average common shares outstanding - diluted(2)	196,506	186,665	186,394
FFO Attributable to Stockholders and Convertible Noncontrolling Interests per share - diluted	$0.43	$0.59	$0.62
MFFO per share - diluted	$0.64	$0.58	$0.61

(1)	Certain prior period amounts have been restated to conform with current year presentation.

(2)
OP units and restricted stock awards were dilutive to FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO for the years ended December 31, 2017, 2016, and 2015, and, accordingly, were included in the weighted-average common shares used to calculate diluted FFO Attributable to Stockholders and Convertible Noncontrolling Interests/MFFO per share.

Liquidity and Capital Resources
General—Our principal cash demands, aside from standard operating expenses, are for investments in real estate, capital expenditures, repurchases of common stock, distributions to stockholders, and principal and interest on our outstanding indebtedness. We intend to use our cash on hand, operating cash flows, and proceeds from debt financings, including borrowings under our unsecured credit facility, as our primary sources of immediate and long-term liquidity. On October 4, 2017, we completed the PELP transaction. Under the terms of the agreement, we issued 39.4 million OP units valued at approximately $401.6 million, assumed $504.7 million of debt, and paid approximately $30.4 million in cash (see Note 3).
As of December 31, 2017, we had cash and cash equivalents of $5.7 million, a net cash decrease of $2.5 million during the year ended December 31, 2017.
Operating Activities—Our net cash provided by operating activities consists primarily of cash inflows from rental income, tenant recovery payments, and fee and management income, offset by cash outflows for property operating expenses, real estate taxes, general and administrative expenses, and interest payments.
Our cash flows from operating activities were $108.9 million for the year ended December 31, 2017, compared to $103.1 million for the same period in 2016. The increase was primarily due to favorable changes that resulted from having a larger portfolio, earning fee and management income, and improvements in same-center operating results. The increase was offset by increased expenses related to the PELP transaction and the redemption of unvested Class B units that had been earned by our former advisor for historical asset management services at the estimated value per share on the date of redemption (see Note 11).

Investing Activities—Net cash flows from investing activities are affected by business combinations and the nature, timing, and extent of improvements to, as well as acquisitions and dispositions of, real estate and real estate-related assets, as we continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist.
Our net cash used in investing activities was $620.7 million for the year ended December 31, 2017, compared to $226.2 million for the same period in 2016. The increase in cash used primarily resulted from repaying PELP’s corporate debt that was assumed in the PELP transaction, as well as net cash paid to PELP as part of the transaction.
During the year ended December 31, 2017, we acquired 84 shopping centers, including 76 shopping centers through the PELP transaction (see Note 3 for more detail). The net cash impact of the PELP transaction was a $456.7 million outlay. For the eight grocery-anchored shopping centers purchased outside of the PELP transaction, we had a total cash outlay of $159.7 million. During the same period in 2016, we acquired seven grocery-anchored shopping centers and additional real estate adjacent to previously acquired centers for a total cash outlay of $201.1 million.
Financing Activities—Net cash flows from financing activities are affected by payments of distributions, share repurchases, principal and other payments associated with our outstanding debt, and borrowings during the period. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. Our net cash provided by financing activities was $509.4 million for the year ended December 31, 2017, compared to net cash flow provided by financing activities of $90.7 million for the same period in 2016.
In conjunction with the PELP transaction, we entered into two new term loan agreements. The first term loan was for $375 million, $310 million of which was drawn in October 2017 with the remaining $65 million drawn in January 2018, and matures in April 2022. The second term loan was for $175 million and matures in October 2024. To increase the availability on our revolving credit facility, which had neared capacity due to acquisitions and other liquidity needs, we also executed two new secured loan facilities with principal balances of $175 million and $195 million that mature in November 2026 and November 2027, respectively. For more information regarding our term loans and secured loan facilities, see Note 7.
The $476.1 million increase in our net borrowings was partially offset by increased share repurchases in January 2017 (see Note 11), increased cash distributions as a result of all distributions being paid in cash in May due to the suspension of the DRIP as well as fewer investors participating in the DRIP, and the redemption of OP units that had been earned by our former advisor for historical asset management services.
As of December 31, 2017, our debt to total enterprise value was 41.8%. Debt to total enterprise value is calculated as net debt (total debt of $1.8 billion, excluding below-market debt adjustments of $5.3 million and adding back deferred financing costs of $16.0 million, less cash and cash equivalents of $5.7 million) as a percentage of enterprise value (equity value, calculated as 229.7 million shares of common stock and OP units outstanding multiplied by the estimated value per share of $11.00 as of December 31, 2017, plus net debt).
Our debt is subject to certain covenants. As of December 31, 2017, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of December 31, 2017, allow us access to future borrowings as needed.
Our revolving credit facility has a capacity of $500 million and a current interest rate of LIBOR plus 1.4%. As of December 31, 2017, $438.4 million was available for borrowing under the revolving credit facility. In October 2017, the maturity date of the revolving credit facility was extended to October 2021, with additional options to extend the maturity to October 2022.
Activity related to distributions to our common stockholders and OP unit holders for the years ended December 31, 2017 and 2016, is as follows (in thousands):

	2017	2016
Gross distributions paid to common stockholders	$123,324	$123,141
Distributions reinvested through DRIP	(49,126)	(58,872)
Net cash distributions paid to common stockholders	74,198	64,269
Cash distributions paid to OP unit holders	7,025	1,866
Net cash distributions	$81,223	$66,135
Net (loss) income attributable to stockholders	$(38,391)	$8,932
Net cash provided by operating activities	$108,861	$103,076
FFO attributable to stockholders and convertible noncontrolling interests(1)	$84,150	$110,406

(1)
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations, for the definition of FFO, information regarding why we present FFO Attributable to Stockholders and Convertible Noncontrolling Interests, as well as for a reconciliation of this non-GAAP financial measure to net (loss) income on the consolidated statements of operations.

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

Contractual Commitments and Contingencies
Our contractual obligations as of December 31, 2017, were as follows (in thousands):

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt obligations - principal payments(1)	$1,817,786	$8,142	$109,192	$182,323	$254,570	$341,169	$922,390
Long-term debt obligations - interest payments(2)	344,396	61,441	58,656	53,959	47,650	36,614	86,076
Operating lease obligations	2,945	1,101	773	310	188	185	388
Total	$2,165,127	$70,684	$168,621	$236,592	$302,408	$377,968	$1,008,854

(1)
The revolving credit facility, which matures in October 2021, has options to extend the maturity to October 2022. Portions of our term loan facilities with maturities in 2019 and 2020 have options to extend their maturities to 2021. We will consider options for refinancing the $100 million term loan maturing in February 2019 or exercising the option upon maturity. As of December 31, 2017, the availability on our revolving credit facility exceeded the balance on the loan maturing in 2019. The term loan maturing in 2020 also has options to extend its maturity to 2021.

(2)	Future variable-rate interest payments are based on interest rates as of December 31, 2017, including the impact of our swap agreements.
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
As of December 31, 2017, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short and long term.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We utilize interest rate swaps in order to hedge a portion of our exposure to interest rate fluctuations. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions are determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. Because we use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
As of December 31, 2017, we had six interest rate swaps that fixed the LIBOR on $992 million of our unsecured term loan facilities, and we were party to an interest rate swap that fixed the variable interest rate on $10.7 million of one of our secured mortgage notes.
As of December 31, 2017, we had not fixed the interest rate on $209.6 million of our unsecured debt through derivative financial instruments, and as a result we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2017, would result in approximately $2.1 million of additional interest expense annually. The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure.
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
See the Index to Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2017.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
As a result of the acquisition of PELP on October 4, 2017, we have implemented internal controls over financial reporting to consider PELP, including its captive insurance company and third-party investment management business. The acquisition of PELP represents a material change in internal control over financial reporting subsequent to management’s last assessment of our internal control over financial reporting, which was completed as of December 31, 2016.
There have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On March 26, 2018, the Company, in its capacity as the sole member of the sole general partner of the Operating Partnership, entered into a Fourth Amended and Restated Agreement of Limited Partnership (the “Amended and Restated Partnership Agreement”) of the Operating Partnership. The Amended and Restated Partnership Agreement amends and restates the Operating Partnership’s Third Amended and Restated Agreement of Limited Partnership in its entirety to provide for, among other things, the designation of Class C units as a new class of partnership units and setting forth the terms and conditions of the Class C units, as well as further clarification of the terms and conditions of the Class B units. Both Class B units and Class C units are limited partner interests designed to qualify as “profits interests” for federal income tax purposes. As a general matter, the profits interests characteristics of Class B units and Class C units mean that initially they will not have full parity with common OP Units with respect to liquidating distributions. If and when events specified by applicable tax regulations happen, the Class B units and Class C units can over time increase in value up to the point where they can achieve full parity with the common OP units with respect to liquidating distributions. After Class B units and Class C units are fully earned and vested, as applicable, and if the special tax rules applicable to profits interests have allowed them to become equivalent in value to common OP units, the Class B units and Class C units may be converted on a one-for-one basis into common OP units.

The foregoing summary of the Amended and Restated Partnership Agreement is not complete and is qualified in its entirety by reference to the full text of the Amended and Restated Partnership Agreement, which is filed as Exhibit 4.4 to this Annual Report on Form 10-K and is incorporated herein by reference.

w PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*	Year First Became a Director
Jeffrey S. Edison	Chairman of the Board of Directors (“Board”) and Chief Executive Officer	57	2009
Leslie T. Chao	Independent Director	61	2010
Paul J. Massey, Jr.	Independent Director	58	2010
Stephen R. Quazzo	Independent Director	58	2013
Gregory S. Wood	Independent Director	59	2016
Devin I. Murphy	Chief Financial Officer, Treasurer and Secretary	57	N/A
Robert F. Myers	Chief Operating Officer	45	N/A
R. Mark Addy	Executive Vice President	55	N/A
* As of the date of this filing
Directors
Jeffrey S. Edison (Chairman of our Board and Chief Executive Officer). Mr. Edison has served as chairman or co-chairman of the Phillips Edison & Company, Inc (“PECO”) Board and our chief executive officer since December 2009. Mr. Edison has served as chairman of the Board and chief executive officer of REIT II since August 2013 and as the chairman of the Board and the chief executive officer of REIT III since April 2016. Mr. Edison co-founded Phillips Edison Limited Partnership (“PELP”) and has served as a principal of Phillips Edison since 1995. Before founding Phillips Edison, Mr. Edison was a senior vice president from 1993 until 1995 and was a vice president from 1991 until 1993 at Nations Bank’s South Charles Realty Corporation. From 1987 until 1990, Mr. Edison was employed by Morgan Stanley Realty Incorporated and was employed by The Taubman Company from 1984 to 1987. Mr. Edison holds a master’s degree in business administration from Harvard Business School and a bachelor’s degree in mathematics and economics from Colgate University.
Among the most important factors that led to our Boards’ recommendation that Mr. Edison serve as our director are Mr. Edison’s leadership skills, integrity, judgment, knowledge of our company, his experience as a director and chief executive officer of PECO, REIT II and III, and his commercial real estate expertise.
Leslie T. Chao (Independent Director). Mr. Chao has been a director of PECO since July 2010, and has served as lead independent director since November 2017. Mr. Chao co-founded and, since February 2012, has served as chairman and chief executive officer of Value Retail (Suzhou) Co., Ltd., a developer of outlet centers in China. Mr. Chao retired as chief executive officer of Chelsea Property Group (“Chelsea”), a subsidiary of Simon Property Group, Inc. (“Simon”) (NYSE: SPG), in 2008. Previously he served in various senior capacities at Chelsea, including president and chief financial officer, from 1987 through its initial public offering in 1993 (NYSE: CPG) and acquisition by Simon in 2004. Chelsea was the world’s largest developer, owner and manager of premium outlet centers, with operations in the United States, Japan, Korea and Mexico. Prior to Chelsea, Mr. Chao was a vice president in the treasury group of Manufacturers Hanover Corporation, a New York bank holding company now part of JPMorgan Chase & Co., where he was employed from 1978 to 1987. Since January 2009, he has served as a non-executive director of Value Retail PLC, a leading developer of outlet centers in Europe, and from 2005 to October 2008 he served as an independent director of The Link REIT, the first and largest public REIT in Hong Kong. He received an AB from Dartmouth College in 1978 and an MBA from Columbia Business School in 1986.
Among the most important factors that led to the Boards’ recommendation that Mr. Chao serve as our director are Mr. Chao’s integrity, judgment, leadership skills, extensive domestic and international commercial real estate expertise, accounting and financial management expertise, public company director experience, and independence from management and our sponsor and its affiliates.
Paul J. Massey, Jr. (Independent Director). Mr. Massey has been a director of PECO since July 2010. Mr. Massey has also served as a director of REIT II since July 2014. Mr. Massey began his career in 1983 at Coldwell Banker Commercial Real Estate Services in Midtown Manhattan, first as the head of the market research department, and next as an investment sales broker. Together with partner Robert A. Knakal, whom he met at Coldwell Banker, he then founded Massey Knakal Realty Services, which became New York City’s largest investment property sales brokerage firm, of which Mr. Massey served as chief executive officer, until 2014, when Massey Knakal was sold to global commercial real estate firm Cushman & Wakefield, Inc., for which Mr. Massey has served as president - New York investment sales. In 2007, Mr. Massey was the recipient of the Real Estate Board of New York’s (“REBNY”) Louis B. Smadbeck Broker Recognition Award. Mr. Massey also serves as chairman for REBNY’s Ethics and Business Practice Subcommittee, is a director on the Commercial Board of REBNY, is an active member of the Board of Trustees for the Lower East Side Tenement Museum and serves as a chair or member of numerous other committees. Mr. Massey graduated from Colgate University with a Bachelor of Arts degree in economics.
Among the most important factors that led to the Boards’ recommendation that Mr. Massey serve as our director are Mr. Massey’s integrity, judgment, leadership skills, extensive commercial real estate expertise, familiarity with our company and independence from management and our sponsor and its affiliates.

Stephen R. Quazzo (Independent Director). Mr. Quazzo has been one of our directors since November 2013. Mr. Quazzo is co-founder and chief executive officer of Pearlmark Real Estate, L.L.C. From 1991 to 1996, Mr. Quazzo served as president of Equity Institutional Investors, Inc., a subsidiary of investor Sam Zell’s private holding company, Equity Group Investments, Inc. Mr. Quazzo was responsible for raising equity capital and performing various portfolio management services in connection with the firm’s real estate investments, including institutional opportunity funds and public REITs. Prior to joining the Zell organization, Mr. Quazzo was in the Real Estate Department of Goldman, Sachs & Co., where he was a vice president responsible for the firm’s real estate investment banking activities in the Midwest. Mr. Quazzo holds undergraduate and MBA degrees from Harvard University, where he is a member of the Board of Dean’s Advisors for the business school. He is a trustee of the Urban Land Institute, chairman of the ULI Foundation, a member of the Pension Real Estate Association, and is a licensed real estate broker in Illinois. In addition, Mr. Quazzo serves as a director of ILG, Inc. (NASDAQ: ILG), a trustee of Rush University Medical Center, and an investment committee member of the Chicago Symphony Orchestra endowment and pension plans. Mr. Quazzo serves as a trustee of Deerfield Academy, and since 1994 has been a Chicago Advisory Board member of City Year, a national service organization.
Among the most important factors that led to the Boards’ recommendation that Mr. Quazzo serve as our director are Mr. Quazzo’s integrity, judgment, leadership skills, commercial real estate expertise, investment management expertise, public company director experience, and independence from management and our sponsor and its affiliates.
Gregory S. Wood (Independent Director). Mr. Wood has been a director of PECO since April 2016. Mr. Wood has been executive vice president & chief financial officer of EnergySolutions, Inc., a leading services provider to the nuclear industry, since June 2012. Prior to that, Mr. Wood held the role of chief financial officer at numerous public and private companies, including Actian Corporation, Silicon Graphics (filed for Chapter 11 bankruptcy protection in 2009 in order to effect the sale of its business to Rackable Systems), Liberate Technologies and InterTrust Technologies. Mr. Wood was a director of Steinway Musical Instruments, Inc. from October 2011 to October 2013, where he also served as chairman of the Audit Committee. Mr. Wood, a certified public accountant (inactive), received his bachelor of business administration in accounting degree from the University of San Diego and his law degree from the University of San Francisco School of Law.
Among the most important factors that led to the Boards’ recommendation that Mr. Wood serve as our director are Mr. Wood’s integrity, judgment, leadership skills, accounting and financial management expertise, public company director experience, and independence from management and our sponsor and its affiliates.
Lead Independent Director—Mr. Chao is an independent director and has served as our lead independent director since November 2017.
The responsibilities of our lead independent director include, but are not limited to, the following:

•	meeting at least once every quarter with the chairman of our Board (if the chairman of our Board is a management director) and the chief executive officer;

•	presiding at all meetings of our Board at which the chairman of our Board, if different from the lead independent director, is not present, including executive sessions of the independent directors;

•	serving as liaison between the chairman of our Board, if different from the lead independent director, and the independent directors;

•	reviewing all information sent to our Board;

•	reviewing all meeting agendas for our Board; and

•	overseeing meeting schedules to assure that there is sufficient time for discussion of all agenda items.
Our lead independent director also has the authority to call meetings of the independent directors. If the chairman of our Board is an independent director, he or she will serve as the lead independent director. Otherwise, the lead independent director is to be selected by the independent directors at the meeting of our Board scheduled on the day of each annual meeting of our stockholders (or, if no such meeting is held, on the first subsequent regularly scheduled meeting of our Board).
Executive Officers
Devin I. Murphy. Mr. Murphy has served as our chief financial officer, treasurer and secretary since August 2013. He also serves as the chief financial officer, treasurer and secretary of REIT III since April 2016, and of as a principal and chief financial officer of PECO since June 2013. From November 2009 to June 2013, he served as vice chairman of investment banking at Morgan Stanley. He began his real estate career in 1986 when he joined the real estate group at Morgan Stanley as an associate. Prior to rejoining Morgan Stanley in June 2009, Mr. Murphy was a managing partner of Coventry Real Estate Advisors (“Coventry”), a real estate private equity firm founded in 1998 which sponsors a series of institutional investment funds that acquire and develop retail properties. Prior to joining Coventry in March 2008, from February 2004 until November 2007, Mr. Murphy served as global head of real estate investment banking for Deutsche Bank Securities, Inc. (“Deutsche Bank”). At Deutsche Bank, Mr. Murphy ran a team of over 100 professionals located in eight offices in the United States, Europe and Asia. Prior to joining Deutsche Bank, Mr. Murphy was with Morgan Stanley for 15 years. He held a number of senior positions at Morgan Stanley including co-head of United States real estate investment banking and head of the private capital markets group. Mr. Murphy served on the investment committee of the Morgan Stanley Real Estate Funds from 1994 until his departure in 2004. Mr. Murphy has served as an advisory director for Hawkeye Partners, a real estate private equity firm headquartered in Austin, Texas, since March 2005 and for Trigate Capital, a real estate private equity firm headquartered in Dallas, Texas, since September 2007. Mr. Murphy received a master’s of business administration degree from the University of Michigan and a bachelor of arts degree with honors from the College of William and Mary. He is a member of the Urban Land Institute, the Pension Real Estate Association and the National Association of Real Estate Investment Trusts.
Robert F. Myers. Mr. Myers was appointed chief operating officer of PECO in September 2017. Mr. Myers joined Phillips Edison in 2003 as a senior leasing manager, was promoted to regional leasing manager in 2005 and became vice president of Leasing in 2006. He was named senior vice president of leasing and operations in 2009, and chief operating officer in 2010. Before joining Phillips Edison, Mr. Myers spent six years with Equity Investment Group, where he started as a property manager in 1997. He served as director of operations from 1998 to 2000 and as director of lease renegotiations/leasing agent from 2000 to 2003. He received his bachelor’s degree in business administration from Huntington College in 1995.
R. Mark Addy. Mr. Addy has served as the executive vice president of PECO since 2017. In addition, he is the president and chief operating officer of REIT II and REIT III, positions he has held since 2013 and 2017, respectively. Mr. Addy previously served as chief operating officer for Phillips Edison from 2004 to October 2010. He served as senior vice president of Phillips Edison from 2002 until 2004. Prior to joining Phillips Edison, Mr. Addy practiced law with Santen & Hughes in the areas of commercial real estate, financing and leasing, mergers and acquisitions, and general corporate law from 1987 until 2002. Mr. Addy was the youngest law partner in the 50 year history of Santen & Hughes, and served as president of Santen & Hughes from 1996 through 2002. While at Santen & Hughes, he represented Phillips Edison from its inception in 1991 to 2002.  Mr. Addy received his bachelor’s degree in environmental science and chemistry from Bowling Green State University, where he received the President’s Award for academic achievement and was a member of the Order of the Omega leadership honor society. Mr. Addy received his law degree from the University of Toledo, where he was a member of the Order of the Barristers.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2017, except one Form 3 was filed late for Mr. Myers and one Form 4 (one transaction) was filed late for each of Ms. Robison, our Chief Accounting Officer, and Messrs. Chao, Massey, Quazzo and Wood, one Form 4 (six transactions) for Messrs. Edison, Murphy and Myers, and one Form 4 (seven transactions) for Mr. Addy.
Code of Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our Principal Executive Officer and Principal Financial Officer. Our Code of Ethics may be found on our website at http://www.phillipsedison.com/investors/governance.
Audit Committee
The Audit Committee’s primary function is to assist our Board in fulfilling its responsibilities by overseeing our independent auditors and reviewing the financial information to be provided to our stockholders and others, overseeing the system of internal control over financial reporting that our management has established, and overseeing our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter adopted by our Board in 2010. The Audit Committee Charter is available on our website at http://www.phillipsedison.com/investors/governance.
The members of the Audit Committee are Leslie T. Chao (Chair), Paul J. Massey, Jr., Gregory S. Wood, and Stephen R. Quazzo. The Board has determined that Mr. Chao, who is an independent director, qualifies as the Audit Committee “financial expert” within the meaning of SEC rules.

ITEM 11. EXECUTIVE COMPENSATION
Messrs. Edison, Addy, Murphy, and Myers are our named executive officers.
Compensation of Directors
The following table sets forth information concerning the compensation of our independent directors for the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Leslie T. Chao	73,532	25,000	98,532
Paul J. Massey, Jr.	53,532	25,000	78,532
Stephen R. Quazzo	53,532	25,000	78,532
Gregory S. Wood	52,532	25,000	77,532

(1)
Represents the aggregate grant date fair value of restricted stock awards made to our directors in 2017, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The amounts reported in this column reflect the accounting cost for these restricted stock awards, and do not correspond to the actual economic value that may be received by the director upon vesting of the awards. Assumptions used in the calculation of these amounts are included in Note 12.

As of December 31, 2017, the non-employee members of our Board, mentioned above, each held 4,289 shares of restricted stock.
Director Compensation Policy—During 2017, we did not provide any compensation to Mr. Edison, our Chief Executive Officer, for his service as a member of our Board. Mr. Edison’s compensation as an executive officer is set forth below under “Executive Compensation-2017 Summary Compensation Table.”

Non-employee director compensation is set by our Board at the recommendation of our Compensation Committee.  In 2017, our non-employee directors received the following compensation for their service on the Board and committees of the Board:

	Annual Cash Retainer ($)	Annual Equity Retainer ($)
Board of Directors	30,000	25,000
Audit Committee Chair	20,000	—
Conflicts Committee Chair	3,000	—
In addition, the non-employee members of the Board received $1,000 per each Board and committee meeting attended and received reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance of meetings of the Board and committees of the Board.
We retained FPL Associates L.P. (“FPL”) to assist in assessing our non-employee director compensation program and provide recommendations for changes to the program, if any. Based upon input from FPL and the recommendation of the Compensation Committee, the Board approved the following compensation for the Board for 2018:

Annual Cash Retainer ($)
Board of Directors	52,500
Lead Independent Director	10,000
Audit Committee Chair	10,000
Compensation Committee Chair	10,000
In addition, each non-employee member of the Board will receive an equity retainer in the form of restricted stock with a grant date fair value of $52,500. The equity retainer will vest in full on the first anniversary of the date of grant. This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as our directors and to align our directors’ interests with those of our stockholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2017, regarding shares of common stock that may be issued under our equity compensation plans, consisting of our Amended and Restated 2010 Long-Term Incentive Plan (the “2010 Plan”) and our Amended and Restated 2010 Independent Director Stock Plan (the “Director Plan”):

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and, Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and, Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)(2)
Equity compensation plans approved by security holders	17,157	—	9,182,843
Equity compensation plans not approved by security holders	—	—	—
Total / Weighted Average	17,157	—	9,182,843

(1)	Excludes number of securities to be issued upon exercise of outstanding options, warrants, and rights.

(2)	As of December 31, 2017, there were 9,000,000 shares available for grants under the 2010 Plan and 200,000 shares available for grants under the Director Plan.
Compensation Discussion and Analysis
Overview—This Compensation Discussion and Analysis describes the Company’s executive compensation program as it relates to the following “named executive officers.”

•	Jeffrey S. Edison, our Chairman of the Board and Chief Executive Officer;

•	R. Mark Addy, our Executive Vice President;

•	Devin I. Murphy, our Chief Financial Officer, Treasurer and Secretary; and

•	Robert F. Myers, our Chief Operating Officer.
The following discussion should be read together with the compensation tables and related disclosures set forth below.
Executive Summary—In October 2017, upon the closing of the PELP Transaction, we acquired certain real estate assets, the third-party asset management business and certain other assets of PELP, our former sponsor and external advisor. As a result of the PELP Transaction, we are now an internally-managed, non-traded grocery-anchored shopping center REIT with a total enterprise value of approximately $4.3 billion. As of December 31, 2017, we owned a high-quality, nationally diversified portfolio of 236 grocery-anchored shopping centers comprising approximately 26.3 million square feet in 32 states. Following the PELP Transaction, we are well positioned to drive sustained growth and create enhanced value for our stockholders. In addition, in 2017, we:

•
Exceeded our 2017 budget and peer companies on key financial metrics, including Same-Center net operating income (“NOI”), modified funds from operations (“MFFO”) and adjusted funds from operations (“AFFO”);

•	Increased net asset value per share by 8% to $11.00 from $10.20; and

•	Achieved dividend to MFFO per share coverage of 101% in the fourth quarter of 2017.

The compensation paid to and earned by our named executive officers for 2017 was primarily paid by and with respect to their services to PELP. Because of our change from an externally managed REIT to an internally managed REIT, the Compensation Discussion and Analysis will also discuss the compensation decisions relating to our named executives officers initiated in 2017 and 2018 intended to maintain management continuity and establish appropriate incentives to build value over time as we transition to an internally managed REIT.
Executive Compensation Objectives and Philosophy—As we move forward as an internally managed, non-traded REIT, the key objectives of our executive compensation program are (1) to attract, motivate, reward and retain superior executive officers with the skills necessary to successfully lead and manage our business; (2) to achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives; and (3) to incentivize our executive officers to build value and achieve financial objectives designed to increase the value of our business through short-term and long-term incentive compensation programs. For our executive officers, these short-term and long-term incentives are designed to accomplish these objectives by providing a significant correlation between our financial results and their actual total compensation.
We expect to continue to provide our executive officers with a significant portion of their compensation through cash incentive compensation contingent upon the achievement of financial and individual performance metrics as well as through equity compensation. These two elements of executive compensation are aligned with the interests of our stockholders because the amount of compensation ultimately received will vary with our financial performance. Equity compensation derives its value from the appreciation of shares of our common stock.
Historically, our executive officers have generally received equity incentive awards in the form of restricted management units (“RMUs”) in PELP. In connection with the PELP Transaction, the RMUs granted to our named executive officers were canceled and exchanged for phantom units in PECO that will be settled in cash. In March 2018, the named executive officers were granted equity incentive awards in the form of restricted stock units (“RSUs”) of PECO or LTIP Units of the Operating Partnership (“LTIP Units”), which are described in more detail under the heading “Equity Compensation” below.
We seek to apply a consistent philosophy to compensation for all executive officers.
Setting Executive Compensation—Our Compensation Committee is responsible for approving the compensation of the Chief Executive Officer and other named executive officers.
When setting executive compensation, our Compensation Committee considers our overall company performance, including our achievement of financial goals, and individual performance. They also consider compensation paid by similarly situated REITs. In addition, our Compensation Committee continues to consider performance, the changing roles and responsibilities of our executive officers and the expected future contributions of our executive officers. Our Compensation Committee believes that understanding competitive market data is an important part of its decision-making process and while this exercise does not perfectly capture all the unique aspects of our business, typically it provides a solid foundation upon which to base executive compensation decisions.
Role of the Compensation Committee—Our Compensation Committee, which is comprised entirely of independent directors, reviews the compensation packages for our named executive officers, including an analysis of all elements of compensation separately and in the aggregate. Our Compensation Committee operates under a written charter adopted by our Board of Directors, which provides that the Compensation Committee has overall responsibility for:

•	periodically reviewing and assessing our processes and procedures for the consideration and determination of executive compensation;

•	reviewing and approving grants and awards under incentive-based compensation plans and equity-based plans; and

•	determining the equity awards and bonus amounts for our executive officers.
In reviewing and approving these matters, our Compensation Committee considers such matters as it deems appropriate, including our financial and operating performance, the alignment of the interests of our executive officers and our stockholders and our ability to attract and retain qualified and committed individuals. In determining appropriate compensation levels for our Chief Executive Officer, the Compensation Committee meets outside the presence of all our executive officers. With respect to the compensation levels of all other executive officers, the Compensation Committee meets outside the presence of all executive officers except our Chief Executive Officer. Our Chief Executive Officer annually reviews the performance of each of the other named executive officers with the Compensation Committee.
Role of Compensation Consultant—In 2017, our Compensation Committee engaged FPL to provide guidance regarding our executive compensation program for 2018.
Our Compensation Committee performs an annual assessment of the compensation consultants’ independence to determine whether the consultants are independent. During 2017, FPL did not provide services to our Company other than the services to our Compensation Committee. Our Compensation Committee has determined that FPL is independent and that its work has not raised any conflicts of interest.
Competitive Positioning and Peer Company Comparisons—In 2017, FPL compared the compensation of our named executive officers to data in the National Association of Real Estate Investment Trusts (“NAREIT”) survey to assess compensation levels.
The NAREIT survey includes 143 REITs and provides a broad market reference of REITs, including retail REITs, many of which compete with the Company for executive talent. FPL furnished the Compensation Committee with a report that compared the Company’s compensation of certain of our named executive to the survey data. This report was considered by the Compensation Committee in setting total compensation for 2018.
Although comparisons of compensation paid to our senior management relative to compensation paid to similarly situated executives in the survey assists the Compensation Committee in determining compensation, the Committee principally evaluates compensation based on corporate objectives and individual performance.

Compensation Best Practices

WHAT WE DO		WHAT WE DON’T DO
▪	A significant portion of our executive officers’ total compensation opportunity is based on performance (i.e., not guaranteed).	×	We do not provide “single-trigger” change in control cash severance payments.
▪	We established a formulaic short-term incentive bonus program based on rigorous goals for management.	×	We do not guarantee annual salary increases or minimum cash bonuses.
▪
We align the interests of our executive officers with our long-term investors by awarding a significant percentage of their equity compensation in the form of multi-year, performance-based equity awards.
		×	We do not provide tax gross-up payments to any of our executive officers on for tax amounts they might pay pursuant to Section 4999 or Section 409A of the Code.
▪	We enhance executive officer retention with time-based, multi-year vesting equity incentive awards.	×	We do not allow for repricing or buyouts of stock options without prior stockholder approval.
▪	We engage an independent compensation consultant to advise the Compensation Committee, which is comprised solely of independent directors.
Elements of Executive Compensation—The primary elements of our compensation program are:

•	base salary;

•	performance-based cash incentives;

•	long-term equity incentives; and

•	severance and change in control payments and benefits.
Base salary, performance-based cash incentives and long-term equity incentives are the most significant elements of our executive compensation program and, on an aggregate basis, they are intended to substantially satisfy our program’s overall objectives. Typically the Compensation Committee has, and will seek to, set each of these elements of compensation at the same time to enable it to simultaneously consider all of the significant elements and their impact on compensation as a whole. Taking this comprehensive view of all compensation components allows the Compensation Committee to also make compensation determinations that reflect the principles of our compensation philosophy. We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy; however, our Compensation Committee does not apply any rigid allocation formula in setting our executive compensation, and may make adjustments to this approach for various positions after giving due consideration to prevailing circumstances, internal pay equity, the individuals involved, and their responsibilities, experience and performance.
Base Salary—We provide base salary to our named executive officers to compensate them for services rendered on a day-to-day basis. Base salary also provides guaranteed cash compensation to secure the services of our executive talent. The base salaries of our named executive officers are primarily established based on the scope of their responsibilities, experience, performance, and contributions, and internal pay equity considerations, taking into account comparable company data provided by our compensation consultant and based upon our Compensation Committee’s understanding of compensation paid to similarly situated executives, adjusted as necessary to recruit or retain specific individuals. Our Compensation Committee intends to review the base salaries of our named executive officers annually and may also increase the base salary of a named executive officer at other times if a change in the scope of his responsibilities, such as a promotion, justifies such consideration.
We believe that providing a competitive base salary relative to the companies with which we compete for executive talent is a necessary element of a compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward our executive officers for their overall performance. Accordingly, the compensation philosophy and approach of our Compensation Committee is to generally provide base salaries for each of our executive officers at or near the 50th percentile base salary amount of similarly situated executives at companies in the NAREIT survey. However, the Compensation Committee also considers other factors in setting base salaries, such as the responsibilities of the named executive officer and internal pay equity.
2017 Base Salaries—The annual base salaries for our named executive officers for the year ended December 31, 2017 were as follows.

Name	2017 Base Salary ($)(1)
Jeffrey S. Edison	412,000
R. Mark Addy	225,000
Devin I. Murphy	412,000
Robert F. Myers	463,500

(1)	These amounts were paid by PELP prior to the closing of the PELP Transaction and by PECO following the closing of the PELP Transaction.

2018 Base Salaries—Base salaries for our named executive officers for 2018 are set forth in the table below. As discussed above, 2018 base salaries were set based upon the Compensation Committee’s review of compensation data for similarly situated executives set forth in the NAREIT survey, the scope of the executive officer’s responsibilities and internal pay equity considerations. Messrs. Addy and Myers’ base salaries were each increased by 3% from 2017 levels. Mr. Edison received an increase in his base salary from $412,000 in 2017 to $800,000 in 2018 in order to align his base salary with approximately the 50th percentile of peer group companies in the NAREIT survey, and to compensate Mr. Edison for his greater day-to-day responsibilities as chief executive officer of an internally-managed REIT following the closing of the PELP transaction in October 2017. Mr. Murphy’s base salary was increased from $412,000 to $477,500 in order to incentivize Mr. Murphy’s day-to-day performance and to address considerations regarding internal pay equity.

Name	2018 Base Salary ($)
Jeffrey S. Edison	800,000
R. Mark Addy	231,750
Devin I. Murphy	477,405
Robert F. Myers	477,405
Performance-Based Cash Incentives
2017 Annual Incentives—Our Compensation Committee seeks to establish an appropriate mix of cash payments and equity awards to meet our short-term and long-term goals and objectives. Cash bonuses for 2017 performance were approved by the Compensation Committee in the first quarter of 2018 and the amounts of the cash bonuses reflect the Compensation Committee’s qualitative assessment of Company and individual performance for 2017. In addition, the Compensation Committee took into account the recommendations of the Chief Executive Officer for the other named executive officers. In determining the cash bonuses payable to the named executive officers for 2017, the Compensation Committee considered the following:

•	The successful completion of the PELP transaction in October and the significant efforts of the named executive officers in that transaction;

•	We exceeded budget and peer companies on key financial metrics for 2017, including Same-Center NOI, MFFO/share and AFFO/share;

•	We increased net asset value per share by 8% to $11.00 from $10.20; and

•	We achieved dividend to MFFO/share per share coverage of 101% in the fourth quarter of 2017.
The cash bonuses paid the named executive officers for 2017 performance are set forth in the “Bonus” column of the “2017 Summary Compensation Table” below.
2018 Annual Incentive Program—For 2018, the Compensation Committee, in consultation with FPL, approved the 2018 annual incentive program. For each of the named executive officers other than Mr. Addy, 80% of the 2018 annual cash incentive will be based upon achievement of a specified AFFO/share target and 20% of the annual cash incentive award will be based upon individual performance metrics. For Mr. Addy, 90% of his annual cash incentive will be based upon individual performance metrics and 10% will be based upon the specified AFFO/share target. The following table shows the target performance-based incentive award opportunity for each named executive officer for 2018:

Name	2018 Target Award Opportunity ($)
Jeffrey S. Edison	1,000,000
R. Mark Addy	800,000
Devin I. Murphy	477,405
Robert F. Myers	477,405
For the portion of the 2018 annual incentive award tied to AFFO/share, the named executive officers could receive from 0% up to 150% of the target award. If the AFFO/share target is achieved at the threshold level, the named executive officers will receive 50% of target for the portion of the award tied to AFFO/share, if the AFFO/share target is achieved at the target level, the named executive officers will receive 100% of the target award tied to AFFO/share and, if the AFFO/share target is achieved at the maximum level, the named executive officers will receive 150% of the target award tied to AFFO/share, with linear interpolation for AFFO/share between threshold and target and target and maximum levels. The named executive officers may not receive more than 150% of their target annual incentive bonus.
Equity Compensation—The Compensation Committee believes that a substantial portion of each named executive officer’s annual compensation should be in the form of long-term equity incentive awards. Long-term equity incentive awards encourage management to create stockholder value over the long term, because the value of the equity awards is directly attributable to changes in the price of our common stock over time. In addition, long-term equity incentive awards are an effective tool for management retention because full vesting of the awards generally requires continued employment for multiple years. Historically, long-term equity incentive awards were generally granted in the form of RMUs of PELP. Going forward, long-term equity awards will be in the form of RSUs or LTIP Units and will be comprised of 50% performance-based awards and 50% time-based awards as further described below under the heading “2018 Equity Awards.”
2017 PELP Equity Awards—For 2017, the named executive officers were awarded RMUs of PELP, which were canceled and converted into phantom units of PECO on a three-for-one basis upon the closing of the PELP Transaction. The phantom units are tied to the value of PECO shares but are settled in cash upon vesting. The outstanding phantom units held by the named executive officers as of December 31, 2017 are set forth in the “Outstanding Equity Awards at 2017 Fiscal Year End Table” below.
2018 Equity Awards—In February 2018, the Compensation Committee approved the Long-Term Incentive Program (the “LTIP Program”), a multi-year long-term incentive program. The purpose of the LTIP Program is to further align the interests of our stockholders with that of management by encouraging our named executive officers to remain employed by us for the long term and to create stockholder value in a “pay for performance” structure. Pursuant to the LTIP Program, the named executive officers will be granted equity incentive awards in the form of RSUs or LTIP Units, 50% of which vest in equal annual installments over a four-year period, subject to the named executive officer’s continued employment through the relevant vesting date, and 50% (at target levels) of which vest based on the achievement of specified performance metrics over a three-year period.
New Long-Term Incentive Plan

Year 1	Year 2	Year 3	Year 4
Performance Period			Vesting
Time-Based Vesting
Because 2018 represents a transition year for us as we evolve from our pre-PELP Transaction compensation structure to our post-PELP Transaction compensation structure, equity awards granted to our named executive officers in 2018 are comprised of awards subject to time-based vesting over four years, which represent the final grants made under our prior long-term incentive program and relate to performance in 2017, and the first tranche of performance-based awards under the LTIP Program. As previously discussed, for future years, we intend to grant our named executive officers equity incentive awards pursuant to the terms of the LTIP Program as described above. In March 2018, the named executive officers were granted equity awards with the grant date fair values set forth below.

Name	Grant Date Fair Value of Time-Based Equity Awards ($)	Grant Date Fair Value of Performance-Based Equity Awards ($)
Jeffrey S. Edison	3,029,690	1,950,690
R. Mark Addy	200,000	206,000
Devin I. Murphy	937,300	875,243
Robert F. Myers	849,750	875,243
For the performance-based equity awards, there are two separate, equally-weighted metrics: (1) three-year average Same-Center NOI growth measured against a peer group of nine public retail REITs and (2) three-year core funds from operations (“Core FFO”) per share growth measured against the same peer group of public retail REITs. At the end of the three-year performance period, 50% of the award earned based on achievement of the performance metrics vests and the remaining 50% of the earned award vests on the one-year anniversary of such date. The threshold, target and maximum levels for the performance-based equity awards are as follows:

Metric	Threshold (0.25x Payout)	Target (0.5x Payout)	Maximum (1.0x Payout)
Three-Year Average Same-Center NOI Growth	25th Percentile of Peer Group	50th Percentile of Peer Group	75th Percentile of Peer Group
Three-Year Core FFO per Share Growth	25th Percentile of Peer Group	50th Percentile of Peer Group	75th Percentile of Peer Group
The number of performance-based RSUs and LTIP Units granted, and the corresponding grant date fair value set forth above, is based on the maximum number of performance-based RSUs and LTIP Units that may be earned and an assumed rate of dividends or distributions in respect of the RSUs and LTIP Units. In no event may the named executive officers earn more than 100% of the RSUs or LTIP Units granted. In addition, a net asset value (“NAV”) modifier shall be applied to the LTIP Awards if the growth in the Company’s NAV per share for the performance period is negative. Specifically, to the extent above target performance is achieved at the end of the performance period because our three-year average Same-Center NOI growth and/or three-year average Core FFO growth for the performance period exceeds the 50th percentile of our peer group, yet the Company’s NAV per share growth for that same performance period is negative, the amount of earned awards shall be capped at the target amount. The remaining amount of awards (the difference between those that would have otherwise been earned based on actual performance and the capped amount at target level) may become earned and thereafter vested if the Company’s NAV per share growth becomes positive at any point of time measured from the beginning of the performance period through up to five years following the completion of the performance period; otherwise, such shares shall be forfeited.
Employee Benefits—We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Our executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. We also provide contribution under our 401(k) savings plan to employees generally, including our named executive officers, up to the IRS limitations for contribution.
Perquisites and Other Personal Benefits—Our executive officers are eligible to participate in our excess liability insurance plan, an umbrella policy available to employees at the senior vice president level and above and in 2017 received a tax-gross up on the amount the Company paid for premiums for the excess benefit plan. In addition, certain of our named executive officers are eligible for tax and accounting services from our internal tax department.

Severance and Change in Control Arrangements—We have adopted an Executive Change in Control Severance Plan (the “Severance Plan”) that provides for specified payments and benefits in connection with a termination of employment by us not for Cause or Disability or a resignation by the named executive officer for Good Reason (as each such term is defined in the Severance Plan). Our goal in providing these severance and change in control payments and benefits is to offer sufficient cash continuity protection such that our named executive officers will focus their full time and attention on the requirements of the business rather than the potential implications for their respective positions. We prefer to have certainty regarding the potential severance amounts payable to the named executive officers, rather than negotiating severance at the time that a named executive officer’s employment terminates. We have also determined that accelerated vesting provisions with respect to outstanding equity awards in connection with a qualifying termination of employment are appropriate because they encourage our named executive officers to stay focused on the business in those circumstances rather than focusing on the potential implications for them personally. In order to receive the severance payments and benefits under the Severance Plan, the named executive officers must execute a general release of claims and comply with non-competition and non-solicitation provisions that apply for 24 months following termination of employment and confidentiality provisions that apply during and following termination of employment.
For a description of the Severance Plan see “Employment Arrangements” and “Potential Payments upon Termination or Change in Control” below.
Tax and Accounting Considerations—We have not provided or agreed to provide any of our executive officers or directors with a gross-up or other reimbursement for tax amounts they might pay pursuant to Section 4999 or Section 409A of the Code. Sections 280G and 4999 of the Code provide that executive officers, directors who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of our Company that exceed certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Section 409A also imposes additional significant taxes on the individual in the event that an employee, director or service provider receives “deferred compensation” that does not meet the requirements of Section 409A.
The financial reporting and income tax consequences to the Company of the compensation components for executive officers are considered by the Compensation Committee in analyzing the level and mix of compensation. Section 162(m) of the Code prohibits publicly traded companies from taking a tax deduction for compensation in excess of $1 million paid to the chief executive officer or certain of its other most highly compensated executive officers who are “covered employees” under Section 162(m). In 2017, certain “performance-based compensation” was eligible for an exception to this $1 million cap. Beginning in 2018, recently-enacted tax legislation (1) expands the scope of Section 162(m) such that all named executive officers are “covered employees” and anyone who was a named executive officer in any year after 2016 will remain a covered employees for as long as he or she (or his or her beneficiaries) receive compensation from the Company and (2) eliminated the exception to the deduction limit for performance-based compensation. The Compensation Committee believes that stockholder interests are best served if the Compensation Committee retains maximum flexibility in designing executive compensation programs that meet stated business objectives. Accordingly, the Compensation Committee continues to evaluate the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate the Company’s executive officers as it determines appropriate. However, because of our status as a REIT, the tax law changes under Section 162(m) may be of limited impact to the Company.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that our Compensation Discussion and Analysis be included in this Proxy Statement.
Submitted by the Compensation Committee
Paul J. Massey, Jr. (Chair)
Leslie T. Chao
Stephen R. Quazzo
Gregory S. Wood
2017 Summary Compensation Table
The following table provides information regarding the compensation paid, earned, and received with respect to services to PECO by each of our named executive officers in 201

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	All Other Compensation ($)	Total ($)
Jeffrey S. Edison	2017	412,000	309,000	37,254 (3)	758,254
Chairman of the Board and Chief Executive Officer
R. Mark Addy	2017	225,000	999,862	170,695 (4)	1,395,557
Executive Vice President
Devin I. Murphy	2017	412,000	520,150	12,660 (5)	944,810
Chief Financial Officer
Robert F. Myers	2017	463,500	556,200	11,501 (6)	1,031,201
Chief Operating Officer

(1)	These amounts were paid by PELP prior to the closing of the PELP Transaction and by PECO following the closing of the PELP Transaction.

(2)	The amounts reported in this column represent discretionary bonuses for performance in 2017 and were paid throughout 2017 and in the first quarter of 2018.

(3)
The amount reported represents a Company contribution to the 401(k) plan of $8,100, tax and accounting services provided by our internal tax and accounting departments in the amount of $24,730, and Company paid premiums for excess liability insurance of $3,343 under an umbrella policy available to employees at the senior vice president level and above and a related tax gross-up of $1,081.

(4)
The amount reported represents a Company contribution to the 401(k) plan of $8,100, distributions on Class B Units of PECO’s operating partnership in the amount of $160,916, and Company paid premiums for excess liability insurance of $1,283 under an umbrella policy available to employees at the senior vice president level and above and a related tax gross-up of $396.

(5)
The amount reported represents a Company contribution to the 401(k) plan of $8,100, tax and accounting services provided by our internal tax and accounting departments in the amount of $1,000, and Company paid premiums for excess liability insurance of $2,599 under an umbrella policy available to employees at the senior vice president level and above and a related tax gross-up of $961.

(6)
The amount reported represents a Company contribution to the 401(k) plan of $8,100 and Company paid premiums for excess liability insurance of $2,599 under an umbrella policy available to employees at the senior vice president level and above and a related tax gross-up of $802.

2017 Grants of Plan-Based Awards Table
We did not make any grants of plan-based awards to our named executive officers for their services to PECO in 2017.
Outstanding Equity Awards at 2017 Fiscal Year End Table
The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2017. Except as otherwise noted in the footnotes to the table, the awards reported in the table below were granted as RMUs in PELP and were exchanged to phantom units in PECO upon the closing of the PELP Transaction as described above under the heading “Compensation Discussion & Analysis - Equity Compensation.”

		Stock Awards
Name	Grant Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Jeffrey S. Edison	1/1/2017	297,000	3,267,000
	1/1/2016	224,550	2,470,050
R. Mark Addy	1/1/2017	5,454	59,994
	1/1/2016	4,500	49,500
	2/27/2015	6,384 (3)	70,224
	4/14/2014	6,384 (4)	70,224
	1/1/2013	6,384 (5)	70,224
Devin I. Murphy	1/1/2017	109,200	1,201,200
	1/1/2016	85,500	940,500
	2/27/2015	121,278 (3)	1,334,058
	4/14/2014	121,278 (4)	1,334,058
Robert F. Myers	12/31/2016	81,675	898,425
	12/31/2015	62,430	686,730
	2/27/2015	101,682 (6)	1,118,502
	2/27/2015	16,947 (7)	186,417
	4/14/2014	101,682 (7)	1,118,502

(1)
Represents the date on which the original grant of RMUs of PELP was approved. Except as otherwise noted, all phantom units vest over four years from the grant date, with 25% of the phantom units vesting on each of the first four anniversaries of the grant date. The phantom units are settled in cash upon vesting.

(2)	Based on a price per share of our common stock of $11.00 as of December 31, 2017.

(3)	This award vests in full on January 1, 2020.

(4)	This award vests in full on January 1, 2019.

(5)	This award vests in full on January 1, 2018.

(6)	This award vests in full on December 31, 2019.

(7)	This award vests in full on December 31, 2018.

2017 Option Exercises and Stock Vested Table
None of our named executive officers held or exercised any stock options during the year ended December 31, 2017. The following table shows the number of phantom units that vested and the value realized on vesting by each of our named executive officers during the year ended December 31, 2017.

	Stock Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jeffrey S. Edison	74,850	686,125
R. Mark Addy	8,022	73,535
Devin I. Murphy	28,500	261,250
Robert F. Myers	155,421	1,709,631

(1)	The value realized upon the vesting of phantom units is determined by multiplying the number of units that vested by the closing price of our common stock on the date of vesting.
Pension Benefits
None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.
Non-Qualified Deferred Compensation
None of our named executive officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.
Employment Arrangements with our Named Executive Officers
Executive Change in Control Severance Plan—In October 2017, we adopted the Severance Plan. Pursuant to the terms of the Severance Plan, in the event that a named executive officer’s employment is terminated by the Company or its affiliates not for Cause or Disability (each as defined in the Severance Plan) or the named executive officer resigns for Good Reason (as defined in the Severance Plan), then the named executive officer will be entitled to (1) a lump sum payment equal to the product of (i) 1.5 (or two in the case of Mr. Edison) and (ii) the sum of (A) the named executive officer’s base salary and (B) the named executive officer’s average annual cash performance bonus for the most recent three fiscal years (or such shorter period that the named executive officer was eligible to receive an annual cash performance bonus), (2) if the named executive officer elects to receive group health insurance under COBRA following the termination date, the Company will provide such coverage for 18 months (or 24 months in the case of Mr. Edison) following termination, provided that the named executive officer continues to pay the same amount of the monthly premium as in effect for the Company’s other executives and; provided, further, that if the named executive officer becomes employed by another employer during such period and is eligible to receive group health insurance under such other employer’s plans, the Company’s obligations will be reduced to the extent that comparable coverage is actually provided to the named executive officer and his covered dependents, and (3) (i) the named executive officer’s unvested time-base equity awards that would have otherwise vested during the 18 months (or 24 months in the case of Mr. Edison) following termination will vest on the termination date and be paid in full within 70 days of the date of termination and (ii) the named executive officer will remain eligible to vest and be paid on a pro-rata portion of performance-based equity awards based on actual performance at the end of the performance period, with pro-ration based on the period of time elapsed between the beginning of the performance period and the termination date as a percentage of the full performance period.
In lieu of the benefits described in the preceding paragraph, in the event that a named executive officer’s employment is terminated by the Company or its affiliates not for Cause or Disability or the named executive officer resigns for Good Reason, in either case within two years following a Change in Control (as defined in the Severance Plan), then the named executive officer will be entitled to (1) a lump sum payment equal to the product of (i) two (or 2.5 in the case of Mr. Edison) and (ii) the sum of (A) the named executive officer’s base salary and (B) the named executive officer’s average annual cash performance bonus for the most recent three fiscal years (or such shorter period that the named executive officer was eligible to receive an annual cash performance bonus) and (2) if the named executive officer elects to receive group health insurance under COBRA following the termination date, the Company will provide such coverage for 24 months following termination (or 30 months following termination in the case of Mr. Edison), provided that the named executive officer continues to pay the same amount of the monthly premium as in effect for the Company’s other executives and; provided, further, that if the named executive officer becomes employed by another employer during such period and is eligible to receive group health insurance under such other employer’s plans, the Company’s obligations will be reduced to the extent that comparable coverage is actually provided to the named executive officer and his covered dependents. Upon the closing of the Change in Control, the Compensation Committee will determine the number of performance-based equity awards held by the named executive officer that will be considered earned under such awards based upon the Company’s performance by pro-rating the performance targets for the shortened performance period and then measuring such pro-rated targets against actual Company performance through the closing of the Change in Control. Any such earned awards will then be converted into time-based awards that will vest and be paid based on continued service through the end of the performance period that was applicable to such award prior to the Change in Control. The named executive officer’s unvested equity awards (including unvested time-based awards and earned but unvested performance-based awards) will vest as of the date of termination and be paid in full within 70 days of the date of termination.
If the named executive officer dies or if the Company and its affiliates terminate a named executive officer’s employment due to Disability, the named executive officer or his legal heirs will be entitled to (1) a pro-rated portion of his annual cash performance bonus for the year of termination if the Committee determines that performance is achieved, (2) accelerated vesting of unvested time-based equity awards that would have otherwise vested during the 18 months (or 24 months in the case of Mr. Edison) following termination, and (3) the named executive officer will remain eligible to vest and be paid on a pro-rated portion of performance-based equity awards based on actual performance at the end of the performance period with pro-ration based on the period of time elapsed between the beginning of the performance period and the termination date as a percentage of the full performance period.
Receipt of the severance payments and benefits under the Severance Plan is subject to the execution and non-revocation of a release agreement by the named executive officer and compliance with non-competition and non-solicitation provisions that apply or 24 months following termination of employment and confidentiality provisions that apply during and following termination of employment.
Vesting Agreement with Devin Murphy—Also in October 2017, we entered into an agreement with Mr. Murphy regarding the vesting of his equity incentive awards (the “Vesting Agreement”). Pursuant to the Vesting Agreement, all time-based equity awards granted to Mr. Murphy will vest upon the earlier of the vesting date set forth in the applicable equity award agreement and the date Mr. Murphy reaches both (1) age 58 and (2) a combined age and continuous years of service with Phillips Edison & Company Ltd. (and any successor thereto) of 65 years (such date, the “Retirement Eligibility Date”). The Vesting Agreement further provides that, if Mr. Murphy’s employment terminates on or following the Retirement Eligibility Date, he will remain eligible to vest in any performance-based equity awards granted by the Company as follows: (1) if his retirement occurs before 50% of the performance period has elapsed, then he will vest in a pro-rated portion of any performance-based equity awards actually earned based on performance at the end of the performance period, with the pro-ration calculated based on the ratio of the number of days Mr. Murphy was employed during the performance period to the total number of days in the performance period and (2) if his retirement occurs after 50% or more performance period has elapsed, then Mr. Murphy will vest in any performance-based awards that are actually earned at the end of the performance period.
Estimated Payment and Benefits Upon Termination or Change of Control
The following table sets forth aggregate estimated payment obligations to each of the named executive officers assuming a termination of employment occurred on December 31, 2017:

Name	Benefit	Termination not for Cause or Disability or Resignation for Good Reason ($)		Termination not for Cause or Disability or Resignation for Good Reason within Two Years following a Change in Control ($)		Termination Due to Death or Disability ($)
Jeffrey S. Edison	Severance Pay	1,432,334		1,790,418		309,000
	Health Care Benefits	16,039		20,048		0
	Equity Award Acceleration	3,280,200	(1)	5,737,050	(1)	3,280,200	(1)
	Total	4,728,573		7,547,516		3,589,200
R. Mark Addy	Severance Pay	1,869,415		2,492,553		999,862
	Health Care Benefits	19,696		26,261		0
	Equity Award Acceleration	203,412	(1)	320,166	(1)	203,412	(1)
	Total	2,092,523		2,838,980		1,203,274
Devin I. Murphy	Severance Pay	1,074,251		1,432,334		520,150
	Health Care Benefits	19,696		26,261		0
	Equity Award Acceleration	2,561,658	(1)	4,809,816	(1)	2,561,658	(1)
	Total	3,655,605		6,268,411		3,081,808
Robert F. Myers	Severance Pay	1,276,500		1,702,000		556,200
	Health Care Benefits	19,696		26,261		0
	Equity Award Acceleration	1,947,726	(1)	4,008,543	(1)	1,947,726	(1)
	Total	3,243,922		5,736,804		2,503,926

(1)	The amount represents the price of our common stock on the last business day of 2017 and the exercise price multiplied by the number of shares or units that would accelerate.
CEO Pay Ratio
Pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s total annual compensation to the total annual compensation of the principal executive officer (“PEO”). The PEO of our Company is Jeffrey S. Edison.
We believe that our compensation philosophy must be consistent and internally equitable to motivate our employees to create shareholder value. The purpose of the new required disclosure is to provide a measure of pay equity within the organization.  We are committed to internal pay equity, and our Compensation Committee monitors the relationship between the pay our PEO receives and the pay our non-executive employees receive.

As illustrated in the table below, our 2017 PEO to median employee pay ratio was approximately 9.1:1.

Jeffrey S. Edison (“PEO”) 2017 Compensation	$758,254
Median Employee 2017 Compensation	$83,122
Ratio of PEO to Median Employee Compensation	9.1:1
We identified the median employee of all individuals who were employed by us on December 31, 2017, the last day of our fiscal year (whether employed on a full-time, part-time or seasonal basis). Employees on leave of absence were excluded from the list and reportable wages were annualized for those employees who were not employed for the full calendar year.
The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Compensation Committee Interlocks and Insider Participation
During 2017, Messrs. Chao, Quazzo and Wood served as members of our Compensation Committee and Mr. Massey served as the Chair of our Compensation Committee. None of our executive officers serve as a member of a board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table shows, as of March 15, 2018, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors and director nominees, (3) our executive officers, and (4) all of our directors, director nominees, and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount of Common Stock Beneficial Ownership(2)		Amount of OP Unit Beneficial Ownership		Total Beneficial Ownership	Percentage
Jeffrey S. Edison	343,175	(3)	21,896,687	(4)	22,239,862	*
Leslie T. Chao	28,391		—		28,391	*
Paul J. Massey, Jr.	6,193		—		6,193	*
Stephen R. Quazzo	65,455		—		65,455	*
Gregory S. Wood	613		—		613	*
R. Mark Addy	15,822		264,665	(4)	280,487	*
Devin I. Murphy	31,331		1,173,831	(4)	1,205,162	*
Robert F. Myers	1,442		79,144	(4)	80,586	*
All officers, directors, and director nominees as a group	492,422		23,414,327		23,906,749	*
*Less than 1.0%

(1)	Address of each named beneficial owner is c/o Phillips Edison and Company, 11501 Northlake Drive, Cincinnati, Ohio 45249.

(2)	None of the shares are pledged as security.

(3)
PELP owns 176,509 shares of our common stock that were previously owned by Phillips Edison NTR LLC (“PE-NTR”), as well as an additional 55,556 shares of our common stock. Mr. Edison is the manager of the general partner of PELP, and therefore has voting and dispositive control of the shares held by it.

(4)	Amount of beneficial ownership in OP units represents direct and indirect ownership held by these individuals or their affiliates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the Audit Committee and Conflicts Committee are “independent” under listing standards defined by the New York Stock Exchange (the “NYSE”). The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the Board must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). The Board has determined that each of Leslie T. Chao, Paul J. Massey, Jr., Stephen R. Quazzo, and Gregory S. Wood is “independent” under listing standards defined by the NYSE.

Transactions with Related Persons
Our Corporate Governance Guidelines require our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by the terms of the agreements described below, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the Chairman of our Audit Committee promptly. There are currently no proposed material transactions with related persons other than those covered by the terms of the agreements described below.
Fee and Management Income from Advisory Agreements—Upon closing of the PELP transaction on October 4, 2017, we entered into advisory agreements under which we earn revenue for managing day-to-day activities and implementing the investment strategy for certain non-traded, publicly registered REITS and private funds (“Managed Funds”). Advisory agreements have a duration of one year and are renewed annually at the discretion of the respective boards of directors.
We earn an acquisition fee related to services provided to the Managed Funds in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee earned from REIT II and REIT III is equal to 0.85% and 2.0%, respectively, of the cost of investments acquired or originated by us, including acquisition or origination expenses and any debt attributable to such investments. We earned acquisition fee income of $0.7 million for the year ended December 31, 2017.
In addition to acquisition fees, we are reimbursed by the Managed Funds for customary acquisition expenses, whether or not they ultimately acquire an asset. For the year ended December 31, 2017, we were reimbursed for acquisition expenses of $214,000.
Under the terms of our Advisory Agreements, we receive a monthly asset management and subordinated participation fee from the Managed Funds. The asset management and subordinated participation fee earned from REIT II is 0.85% and is paid 80% in cash and 20% in restricted operating partnership units designated as Class B Units of REIT II’s Operating Partnership. The asset management fee paid by REIT III and other related parties is between 0.5% and 1.0% and is paid in cash. We earned asset management fees of $3.1 million for the year ended December 31, 2017.
Fee and Management Income from Master Property Management and Master Services Agreements (“Management Agreements”)—Under our Management Agreements, we earn revenues for managing day-to-day activities at the properties of the Managed Funds. As property manager, we are to provide services including accounting, finance, and operations for which we receive a distinct fee based on a set percentage of gross cash receipts each month. Under the Management Agreements, we also serve as a leasing agent to the Managed Funds. For each new lease, lease renewal, and expansion, we receive a leasing commission. Leasing commissions are recognized as lease deals occur and are dependent on the terms of the lease. We assist in overseeing the construction of various improvements for Managed Funds, for which we receive a distinct fee based on a set percentage of total project cost calculated upon completion of construction. Because both parties in these contracts can cancel upon 30 days’ notice without penalties, their term is considered month-to-month.
Under the terms of our Management Agreements, we earned a monthly property management fee equal to 4% of the monthly cash receipts of the properties we managed for the Managed Funds. We may have hired, directed, or established policies for employees who had direct responsibility for the operations of each real property we managed, which may have included on-site managers and building and maintenance personnel. For the year ended December 31, 2017, we earned property management fees of $1.8 million.
We also earned leasing commissions and construction management fees from the Managed Funds in an amount that is usual and customary for comparable services rendered to properties in a similar geographic market. We earned leasing commissions in connection with a tenant’s exercise of an option to extend an existing lease. For the year ended December 31, 2017, we earned leasing commissions of $1.0 million and construction management fees of $0.4 million.
We were also reimbursed for costs and expenses incurred by us, including legal, travel, and other out-of-pocket expenses, that were directly related to the management of specific properties of the Managed Funds. For the year ended December 31, 2017, we received other fees and reimbursements of $0.6 million.
PE-NTR Fees and Expenditure Reimbursements—We entered into the PE-NTR Agreement in December 2014. Certain of our officers, Messrs. Edison, Addy, Murphy, and Myers served as officers of PE-NTR. Our former property manager, Phillips Edison & Company, Ltd., was wholly owned by Phillips Edison Limited Partnership, and Messrs. Edison, Murphy, and Myers held key positions at our property manager. On October 4, 2017, we completed a transaction to acquire certain real estate assets, the third-party investment management business, and the captive insurance company of PELP in a stock and cash transaction (“PELP transaction”). Upon closing of the transaction, the PE-NTR Agreement was terminated. As a result, we will no longer pay the fees listed below and had no outstanding unpaid amounts related to those fees as of December 31, 2017.
Pursuant to the PE-NTR Agreement, PE-NTR was entitled to specified fees for certain services, including managing our day-to-day activities and implementing our investment strategy. Reimbursable expenses under the Advisory Agreement were also reimbursed to PE-NTR.
We paid PE-NTR under the PE-NTR Agreement an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee was up to 1% of the cost of investments acquired or originated by us, including acquisition or origination expenses and any debt attributable to such investments. We incurred acquisition fees, which were paid to PE-NTR and its affiliates, of approximately $1.3 million for the year ended December 31, 2017.
In addition to acquisition fees, we reimbursed PE-NTR under the PE-NTR Agreement for customary acquisition expenses, whether or not we ultimately acquired an asset. For the year ended December 31, 2017, we incurred acquisition expenses reimbursable to PE-NTR of approximately $0.6 million.

Pursuant to the second amended and restated agreement of limited partnership agreement of our operating partnership, as amended (the “Amended Partnership Agreement”), our operating partnership issued performance-based restricted units designated as “Class B units” to PE-NTR as partial compensation for asset management services. Our operating partnership issued approximately 291,000 Class B units to PE-NTR for the asset management services performed during 2017. In connection with the PELP transaction, Class B units were no longer issued for asset management services subsequent to September 2017. Upon closing of the transaction, all outstanding Class B units vested and were converted to OP units.
We incurred cash asset management fees, which were paid to PE-NTR, of approximately $12.6 million for the year ended December 31, 2017.
Property Manager Fees and Expenditure Reimbursements—All of our real properties were managed and leased by a property manager. The property manager also managed real properties acquired by REIT II, REIT III, and other related parties. Upon closing of the PELP transaction on October 4, 2017, our relationship with the property manager was acquired. As a result, we will no longer pay the fees listed below and had no outstanding unpaid amounts related to those fees as of December 31, 2017.
We paid the property manager monthly property management fees equal to 4% of the annualized gross revenues of the properties it managed. In addition to the property management fee, if the property manager provided leasing services with respect to a property, we paid the property manager leasing fees in an amount equal to the usual and customary leasing fees charged by unaffiliated persons rendering comparable services based on national market rates. We paid a leasing fee to the property manager in connection with a tenant’s exercise of an option to extend an existing lease, and the leasing fees payable to the property manager may have been increased by up to 50% in the event that the property manager engaged a co-broker to lease a particular vacancy. We reimbursed the costs and expenses incurred by the property manager on our behalf, including legal, travel, and other out-of-pocket expenses that were directly related to the management of specific properties, as well as fees and expenses of third-party accountants.
If we engaged the property manager to provide construction management services with respect to a particular property, we paid a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.
Our property manager hired, directed, and established policies for employees who had direct responsibility for the operations of each real property it managed, which may have included, but was not limited to, on-site managers and building and maintenance personnel. Certain employees of the property manager may have been employed on a part-time basis and may also have been employed by PE-NTR or certain of its affiliates. The property manager also directed the purchase of equipment and supplies and supervised all maintenance activity.
For the year ended December 31, 2017, we incurred property management fees of approximately $8.4 million, leasing fees of approximately $6.7 million, and construction management fees of approximately $1.4 million due to the property manager. Additionally, the property manager incurred approximately $6.2 million of costs and expenses on our behalf for which the property manager was entitled to reimbursement during the year ended December 31, 2017. Of these costs and expenses, $0.4 million was attributable to travel-related expenses for business purposes on aircraft owned by a company in which Mr. Edison has a 50% ownership interest. The aircraft was utilized to provide timely and cost-effective travel alternatives in connection with company-related business activities at market rates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the year ended December 31, 2017, Deloitte & Touche LLP served as our independent auditor and provided certain domestic tax and other services. Deloitte & Touche LLP has served as our independent auditor since our formation in 2009. The Audit Committee intends to engage Deloitte & Touche LLP as our independent auditor to audit our consolidated financial statements for the year ending December 31, 2018. The Audit Committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interest. Any decision to select new auditors would be disclosed to our stockholders in accordance with applicable securities laws.
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
Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the chief financial officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The Chair of the Audit Committee has been delegated the authority to specifically preapprove all services not covered by the general preapproval guidelines. Amounts requiring preapproval in excess of the amount require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the Chair of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting. All services rendered by Deloitte & Touche LLP for the year ended December 31, 2017 were preapproved in accordance with the policies and procedures described above.
Principal Auditor Fees
The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our principal auditor for the year ended December 31, 2017 and 2016, are set forth in the table below.

	2017	2016
Audit fees	$1,024,740	$613,800
Audit-related fees	225,382	19,000
Tax fees	10,000	3,895
All other fees	—	—
Total fees	$1,260,122	$636,695
For purposes of the preceding table, the principal auditor’s professional fees are classified as follows:
Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements and the required review of quarterly consolidated financial statements and other procedures performed by the principal auditor in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, including reviews of our consolidated financial statements included in the registration statements, as amended, related to our public offerings of common stock. Audit fees are presented for the period to which the audit work relates, regardless of whether the fees are actually billed during the period.
Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the consolidated financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.
Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our consolidated financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state, and local issues. Services also may include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence. Tax fees are presented for the period in which the services were provided.
All other fees—These are fees for any services not included in the above-described categories.

w PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statement Schedules
See the Index to Financial Statements on page F-1 of this report.
(b) Exhibits

Ex.	Description
Contribution Agreement
2.1
Contribution Agreement, dated as of May 18, 2017, between Phillips Edison Grocery Center REIT I, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., and the Contributors Listed Therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 23, 2017)

Articles of Amendment
3.1	Fourth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 15, 2014)
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 9, 2015)
3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 15, 2017)
Bylaws
3.4	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 11, 2017)

3.5	Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 15, 2017)
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

Share Repurchase Program
4.3	Second Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 15, 2016)
Agreement of Limited Partnership of Operating Partnership
4.4	Fourth Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P.*
Advisor Agreements
10.1	Letter Agreement with Phillips Edison NTR LLC dated September 20, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)
Tax Protection Agreement
10.2
Tax Protection Agreement dated as of October 4, 2017 by and among Phillips Edison Grocery Center REIT I, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P. and each Protected Partner identified as a signatory on Schedule I, as amended from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 11, 2017)

Equityholder Agreement
10.3
Equityholder Agreement dated October 4, 2017 by and among Phillips Edison Grocery Center REIT I, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P. and each of the individuals signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 11, 2017)

Property Management, Leasing and Construction Management Agreement
10.4	Form of Property Management, Leasing and Construction Management Agreement*
Debt Agreements
10.5
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., the Company, the Lenders party thereto, PNC Bank, National Association as Administrative Agent, and Capital One National Association, Fifth Third Bank, and Regions Bank as Co-Syndication Agents dated September 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2016)

10.6
Fifth Amendment to Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison Grocery Center REIT I, Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, dated October 4, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)

10.6.1
Appendix A to Fifth Amendment to Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison Grocery Center REIT I, Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)

10.7
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison Grocery Center REIT I, Inc., the Guarantors, the Lenders and KeyBank National Association, as Administrative Agent, dated October 4, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)

10.8
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison Grocery Center REIT I, Inc., the Guarantors, the Lenders and Wells Fargo Bank, National Association, as Administrative Agent, dated October 4, 2017 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)

10.9
First Amendment to Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison Grocery Center REIT I Inc., the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated October 4, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)

10.10
Loan Agreement by and among the Borrowers and Teachers Insurance and Annuity Association of America, dated October 4, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)

10.11
Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)

Incentive Plans
10.12
Amended and Restated 2010 Independent Director Stock Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)**

10.13
Form of Restricted Stock Grant Agreement for Independent Director Stock Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-212876) filed August 3, 2016)**

10.14	Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)**

10.15
Agreement Regarding Phillips Edison Limited Partnership Restricted Management Units and Phillips Edison Grocery Center Operating Partnership I, L.P. Phantom Units dated October 4, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)**

10.16
Phillips Edison Grocery Center REIT I, Inc. Executive Severance and Change in Control Plan dated October 4, 2017 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)**

10.17	Equity Vesting Agreement with Devin I. Murphy dated October 2, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)**
10.18	PELP Participation Agreement for Jeffrey Edison dated October 4, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)**
10.19	PELP Participation Agreement for Devin Murphy dated October 4, 2017 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)**
10.20	PELP Participation Agreement for Robert Myers dated October 4, 2017 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)**
10.21	PELP Participation Agreement for R. Mark Addy dated October 4, 2017 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)**

21.1	Subsidiaries of the Company*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consent of Duff & Phelps, LLC*
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.
**Compensation Plan or Benefit.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

*
All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Phillips Edison & Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips Edison & Company, Inc., (formerly known as Phillips Edison Grocery Center REIT I, Inc.), and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 29, 2018

We have served as the Company's auditor since 2009.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016
(In thousands, except per share amounts)

	2017	2016
ASSETS
Investment in real estate:
Land and improvements	$1,121,590	$796,192
Building and improvements	2,263,381	1,532,888
Acquired in-place lease assets	313,432	212,916
Acquired above-market lease assets	53,524	42,009
Total investment in real estate assets	3,751,927	2,584,005
Accumulated depreciation and amortization	(462,025)	(334,348)
Total investment in real estate assets, net	3,289,902	2,249,657
Cash and cash equivalents	5,716	8,224
Restricted cash	21,729	41,722
Accounts receivable – affiliates	6,102	—
Corporate intangible assets, net	55,100	—
Goodwill	29,085	—
Other assets, net	118,448	80,585
Total assets	$3,526,082	$2,380,188
LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,806,998	$1,056,156
Acquired below-market lease intangibles, net	90,624	43,032
Accounts payable – affiliates	1,359	4,571
Accounts payable and other liabilities	148,419	51,642
Total liabilities	2,047,400	1,155,401
Commitments and contingencies (Note 10)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 185,233 and 185,062 shares
issued and outstanding at December 31, 2017 and 2016, respectively	1,852	1,851
Additional paid-in capital	1,629,130	1,627,098
Accumulated other comprehensive income	16,496	10,587
Accumulated deficit	(601,238)	(438,155)
Total stockholders’ equity	1,046,240	1,201,381
Noncontrolling interests	432,442	23,406
Total equity	1,478,682	1,224,787
Total liabilities and equity	$3,526,082	$2,380,188

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(In thousands, except per share amounts)

	2017	2016	2015
Revenues:
Rental income	$228,201	$193,561	$182,064
Tenant recovery income	73,700	63,131	58,675
Other property income	1,486	1,038	1,360
Fees and management income	8,156	—	—
Total revenues	311,543	257,730	242,099
Expenses:
Property operating	53,824	41,890	38,399
Real estate taxes	43,456	36,627	35,285
General and administrative	36,348	31,804	15,829
Vesting of Class B units	24,037	—	—
Termination of affiliate arrangements	5,454	—	—
Acquisition expenses	530	5,803	5,404
Depreciation and amortization	130,671	106,095	101,479
Total expenses	294,320	222,219	196,396
Other:
Interest expense, net	(45,661)	(32,458)	(32,390)
Transaction expenses	(15,713)	—	—
Other income, net	2,433	5,990	248
Net (loss) income	(41,718)	9,043	13,561
Net loss (income) attributable to noncontrolling interests	3,327	(111)	(201)
Net (loss) income attributable to stockholders	$(38,391)	$8,932	$13,360
Earnings per common share:
Net (loss) income per share attributable to stockholders - basic and diluted	$(0.21)	$0.05	$0.07
Weighted-average common shares outstanding:
Basic	183,784	183,876	183,678
Diluted	196,497	186,665	186,394

Comprehensive (loss) income:
Net (loss) income	$(41,718)	$9,043	$13,561
Other comprehensive (loss) income:
Change in unrealized gain on interest rate swaps	4,580	10,565	22
Comprehensive (loss) income	(37,138)	19,608	13,583
Comprehensive loss (income) attributable to noncontrolling interests	3,327	(111)	(201)
Comprehensive (loss) income attributable to stockholders	$(33,811)	$19,497	$13,382

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2015	182,131	$1,820	$1,567,653	$—	$(213,975)	$1,355,498	$22,764	$1,378,262
Share repurchases	(7,386)	(73)	(72,727)	—	—	(72,800)	—	(72,800)
Change in redeemable common stock	—	—	29,878	—	—	29,878	—	29,878
Dividend reinvestment plan (“DRIP”)	6,563	66	63,737	—	—	63,803	—	63,803
Change in unrealized gain on interest rate swaps	—	—	—	22	—	22	—	22
Common distributions declared, $0.67 per share	—	—	—	—	(123,146)	(123,146)	—	(123,146)
Issuance of partnership units for asset management services	—	—	—	—	—	—	4,047	4,047
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,835)	(1,835)
Net income	—	—	—	—	13,360	13,360	201	13,561
Balance at December 31, 2015	181,308	1,813	1,588,541	22	(323,761)	1,266,615	25,177	1,291,792
Share repurchases	(2,019)	(20)	(20,281)	—	—	(20,301)	—	(20,301)
DRIP	5,773	58	58,814	—	—	58,872	—	58,872
Change in unrealized gain on interest rate swaps	—	—	—	10,565	—	10,565	—	10,565
Common distributions declared, $0.67 per share	—	—	—	—	(123,326)	(123,326)	—	(123,326)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,882)	(1,882)
Share-based compensation	—	—	24	—	—	24	—	24
Net income	—	—	—	—	8,932	8,932	111	9,043
Balance at December 31, 2016	185,062	1,851	1,627,098	10,587	(438,155)	1,201,381	23,406	1,224,787
Adoption of new accounting pronouncement (see Note 8)	—	—	—	1,329	(1,329)	—	—	—
Balance at January 1, 2017, as adjusted	185,062	1,851	1,627,098	11,916	(439,484)	1,201,381	23,406	1,224,787
Share repurchases	(4,617)	(46)	(47,111)	—	—	(47,157)	—	(47,157)
DRIP	4,785	47	49,079	—	—	49,126	—	49,126
Change in unrealized gain on interest rate swaps	—	—	—	4,580	—	4,580	—	4,580
Common distributions declared, $0.67 per share	—	—	—	—	(123,363)	(123,363)	—	(123,363)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,125)	(9,125)
Reclassification of affiliate distributions	—	—	—	—	—	—	(3,610)	(3,610)
Share-based compensation	3	—	64	—	—	64	—	64
Redemption of noncontrolling interest	—	—	—	—	—	—	(4,179)	(4,179)
Issuance of partnership units for asset management services	—	—	—	—	—	—	27,647	27,647
Issuance of partnership units in the PELP transaction	—	—	—	—	—	—	401,630	401,630
Net loss	—	—	—	—	(38,391)	(38,391)	(3,327)	(41,718)
Balance at December 31, 2017	185,233	$1,852	$1,629,130	$16,496	$(601,238)	$1,046,240	$432,442	$1,478,682

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(41,718)	$9,043	$13,561
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	126,043	103,282	98,367
Net amortization of above- and below-market leases	(1,984)	(1,208)	(821)
Amortization of deferred financing expense	5,162	4,936	5,084
Vesting of Class B units	24,037	—	—
Amortization of corporate intangible assets	2,900	—	—
Gain on sale of properties and disposal of real estate assets	(2,502)	(4,356)	(190)
Net (gain) loss on write-off of unamortized capitalized leasing commissions,
market debt adjustments, and deferred financing expense	(237)	317	2,260
Straight-line rent	(3,729)	(3,512)	(4,571)
Other	(137)	(1,485)	(118)
Changes in operating assets and liabilities:
Accounts receivable – affiliates	3,592	—	—
Other assets	(7,992)	(9,916)	(13,473)
Accounts payable - affiliates	(4,350)	(865)	4,145
Accounts payable and other liabilities	9,776	6,840	1,829
Net cash provided by operating activities	108,861	103,076	106,073
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(159,698)	(201,111)	(91,142)
Acquisition of PELP, net of cash acquired	(456,704)	—	—
Capital expenditures	(42,146)	(26,117)	(21,870)
Proceeds from sale of real estate	36,912	—	2,268
Change in restricted cash	887	1,011	(30)
Net cash used in investing activities	(620,749)	(226,217)	(110,774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	(115,400)	35,969	(150,700)
Proceeds from mortgages and loans payable	855,000	255,000	400,000
Payments on mortgages and loans payable	(83,387)	(110,875)	(77,324)
Payments of deferred financing expenses	(14,892)	(3,115)	(6,711)
Distributions paid, net of DRIP	(74,198)	(64,269)	(59,387)
Distributions to noncontrolling interests	(7,025)	(1,724)	(1,677)
Repurchases of common stock	(46,539)	(20,301)	(74,469)
Redemption of noncontrolling interests	(4,179)	—	—
Net cash provided by financing activities	509,380	90,685	29,732
Net (decrease) increase in cash and cash equivalents	(2,508)	(32,456)	25,031
CASH AND CASH EQUIVALENTS:
Beginning of period	8,224	40,680	15,649
End of period	$5,716	$8,224	$40,680

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$39,487	$29,709	$27,583
Fair value of assumed debt from real estate acquisitions	30,831	33,326	34,341
Fair value of assumed debt from the PELP transaction	504,740	—	—
Accrued capital expenditures	2,496	3,256	2,340
Change in offering costs payable to sponsor(s)	—	—	(75)
Change in distributions payable	39	185	(44)
Change in distributions payable - noncontrolling interests	2,100	158	158
Change in accrued share repurchase obligation	618	—	(1,669)
Distributions reinvested	49,126	58,872	63,803
Like-kind exchange of real estate:
Proceeds from restricted cash due to sale of real estate	$(35,900)	$35,900	$—
Utilization of proceeds from restricted cash due to sale of real estate	6,339	—	—
Net restricted cash activity	$(29,561)	$35,900	$—

See notes to consolidated financial statements.

Phillips Edison & Company, Inc.
Notes to Consolidated Financial Statements

1. ORGANIZATION
Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”), formerly known as Phillips Edison Grocery Center REIT I, Inc., was formed as a Maryland corporation in October 2009. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership I, L.P., (the “Operating Partnership”), a Delaware limited partnership formed in December 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Grocery Center OP GP I LLC, is the sole general partner of the Operating Partnership.
We invest primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national and regional retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to certain non-traded, publicly registered REITS and private funds (“Managed Funds”).
Our advisor was Phillips Edison NTR LLC (“PE-NTR”), which was directly or indirectly owned by Phillips Edison Limited Partnership (“Phillips Edison sponsor” or “PELP”). Under the terms of the advisory agreement between PE-NTR and us, PE-NTR was responsible for the management of our day-to-day activities and the implementation of our investment strategy. On October 4, 2017, we completed a transaction to acquire certain real estate assets, the third-party investment management business, and the captive insurance company of PELP in a stock and cash transaction (“PELP transaction”). Upon completion of the PELP transaction, our relationship with PE-NTR was acquired. For a more detailed discussion, see Notes 3 and 15.
As of December 31, 2017, we owned fee simple interests in 236 real estate properties.

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
Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to the useful lives of assets; recoverable amounts of receivables; initial valuations of tangible and intangible assets and liabilities, including goodwill, and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions; the valuation and nature of derivatives and their effectiveness as hedges; valuations of contingent consideration; and other fair value measurement assessments required for the preparation of the consolidated financial statements. Actual results could differ from those estimates.
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
Additionally, a Section 1031 like-kind exchange (“1031 exchange”) entails selling one property and reinvesting the proceeds in one or more properties that are similar in nature, character, or class within 180 days. A reverse 1031 exchange occurs when one or more properties is purchased prior to selling one property to be matched in the like-kind exchange, during which time legal title to the purchased property is held by an intermediary. Because we retain essentially all of the legal and economic benefits and obligations related to the acquisition, we consider the purchased property to be a VIE and therefore we will consolidate the entity as the primary beneficiary. As of December 31, 2017, we had one active 1031 exchange (see Note 4). As of December 31, 2016, we had one active reverse 1031 exchange.
Noncontrolling Interests—Noncontrolling interests represent the portion of equity that we do not own in the entities we consolidate. We classify noncontrolling interests within permanent equity on our consolidated balance sheets. The amounts of consolidated net earnings attributable to us and to the noncontrolling interests are presented separately on our consolidated statements of operations. For additional information regarding noncontrolling interests, refer to Note 11.
Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts and money market funds. The cash and cash equivalent balances at one or more of our financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) coverage.

Restricted Cash—Restricted cash primarily consists of cash restricted for the purpose of facilitating a 1031 exchange, escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements.
Investment in Property and Lease Intangibles—In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this new guidance, most of our real estate acquisition activity is no longer considered a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations prior to adoption are now capitalized and will be amortized over the life of the related assets, and there is no recognition of goodwill. Costs incurred related to properties that were not ultimately acquired were recorded as Acquisition Expenses on our consolidated statements of operations. None of our real estate acquisitions in 2017 outside of the PELP transaction met the definition of a business; therefore, we accounted for all as asset acquisitions.
Real estate assets are stated at cost less accumulated depreciation. The majority of acquisition-related costs are capitalized and allocated to the various classes of assets acquired. These costs are then amortized over the estimated useful lives associated with the assets acquired. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally not to exceed 5-7 years for furniture, fixtures and equipment, 15 years for land improvements and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.
Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If deemed unrecoverable on an undiscounted basis, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the years ended December 31, 2017, 2016, and 2015.
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
Acquired above- and below-market lease values are recorded based on the present value (using discount rates that reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of the market lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases. We also consider fixed-rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized. If a tenant has a unilateral option to renew a below-market lease and we determine that the tenant has a financial incentive to exercise such option, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized.
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
Goodwill and Other Intangibles—In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arises. We evaluate goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Our annual testing date is during the fourth quarter and, due to the timing of the PELP transaction, annual testing will begin in 2018. The goodwill impairment evaluation may be completed through a qualitative or quantitative approach. Under a qualitative approach, the impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value. If a qualitative approach indicates it is more likely-than-not that the estimated carrying value of the reporting unit exceeds its fair value, or if we choose to bypass the qualitative approach, we will perform the quantitative approach described below.
We are electing to adopt ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, as of January 1, 2018, as discussed in the table below. Therefore, when we perform a quantitative test of goodwill for impairment we will compare the carrying value of net assets to the fair value of the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, we would not consider goodwill to be impaired and no further analysis would be required. If the fair value is determined to be less than its carrying value, the amount of goodwill impairment would be the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
If impairment indicators arise with respect to non-real estate intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by the asset. If estimated future undiscounted cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
Estimates of fair value used in our evaluation of goodwill and intangible assets are based upon discounted future cash flow projections, relevant competitor multiples, or other acceptable valuation techniques. These techniques are based, in turn, upon all available evidence including level three inputs (see fair value measurement policy below), such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
Held for Sale Entities—We consider assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. There were no assets classified as held for sale as of December 31, 2017 and 2016.
Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing costs related to our term loan facilities and mortgages are in Debt Obligations, Net, while deferred financing costs related to our revolving credit facility are in Other Assets, Net, on our consolidated balance sheets.
Fair Value Measurement—Accounting Standard Codification (“ASC”) 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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
Gain on Sale of Assets—We recognize sales of assets only upon the closing of the transaction with the purchaser. We recognize gains on assets sold upon closing if the collectibility of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser, and other profit recognition criteria have been satisfied. We may defer recognition of gains in whole or in part until: (i) the profit is determinable, meaning that the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (ii) the earnings process is virtually complete, meaning that we are not obliged to perform any significant activities after the sale to earn the profit. Further, we may defer a tax gain through an Internal Revenue Code (“IRC”) Section 1031 like-kind exchange by purchasing another property within a specified time period.
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
If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant allowances funded under the lease are treated as lease incentives, which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. We consider a number of different factors in evaluating whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

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
We periodically review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. As of December 31, 2017 and 2016, the bad debt reserve for uncollectible amounts was $3.3 million and $1.7 million, respectively.
We record lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered tenant-specific intangibles and other assets.
Revenues from management, leasing, and other fees charged in accordance with the various management agreements executed, are recognized in the period in which the services have been provided, the earnings process is complete, and collectability is reasonably assured.
Repurchase of Common Stock—We offer a share repurchase program (“SRP”) which may allow stockholders who participate to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 11). Under our SRP, the maximum amount of common stock that we may redeem, at the shareholder’s election, during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share redemptions to date. In addition, the cash available for repurchases on any particular date is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the start of the same time period. The board of directors (“Board”) reserves the right at any time to reject any request for repurchase.
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
Income Taxes—We have elected to be taxed as a REIT under the IRC. To qualify as a REIT, we must meet a number of organization and operational requirements, including a requirement to annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. We intend to continue to adhere to these requirements and to maintain our REIT status. As a REIT, we are entitled to a deduction for some or all of the distributions we pay to our shareholders. Accordingly, we are generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth subsequent taxable year.
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of one wholly owned subsidiary that has jointly elected to be treated as a Taxable REIT Subsidiary (“TRS”) and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. We did not record any tax expense in prior years as 2017 was the first year of existence for the TRS. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions. For more information regarding our income taxes, see Note 9.

Newly Adopted and Recently Issued Accounting Pronouncements—The following table provides a brief description of recently issued accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting	This update clarifies guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.	January 1, 2018	We do not expect the adoption of this standard to have a material impact to our financial statements. We will apply the guidance to any future modifications of share-based compensation awards.
ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)
This update amends existing guidance in order to provide consistency in accounting for the derecognition of a business or nonprofit activity. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2018
We adopted this standard concurrently with ASU 2014-09, listed below. There are currently no transactions subject to this ASU. Although expected to be infrequent, potential transactions affected by this ASU could include a partial sale of real estate or contribution of a nonfinancial asset to form a joint venture.

ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350)
This update amends existing guidance in order to simplify impairment testing for goodwill. It is effective for annual reporting periods beginning after January 1, 2021, but early adoption is permitted.
		January 1, 2018	We are electing to adopt this standard as of January 1, 2018. The adoption of this standard will not have a material impact on our consolidated financial statements.
ASU 2016-18, Statement of Cash Flows (Topic 230)
This update amends existing guidance in order to clarify the classification and presentation of restricted cash on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2018
Upon adoption, we will include amounts generally described as restricted cash within the beginning-of-period and end-of-period total amounts on the statement of cash flows. This change will not have a material impact on our consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230)
This update addresses the presentation of eight specific cash receipts and cash payments on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.
January 1, 2018
We have evaluated the impact the adoption of this standard will have on our consolidated financial statements. Of the eight specific cash receipts and cash payments listed within this guidance, we believe four would be applicable to our business as it stands currently: debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, and distributions received from equity method investees. This update will not have a material impact on our consolidated financial statements. We will apply the guidance for all of the eight cash flow types to any future transactions when applicable.

ASU 2016-02, Leases (Topic 842)
This update amends existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.
January 1, 2019
We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements. We have identified areas within our accounting policies we believe could be impacted by the new standard. This standard impacts the lessor’s ability to capitalize certain costs related to leasing, which will result in a reduction in the amount of execution costs currently being capitalized in connection with leasing activities. In January 2018, the FASB issued a proposed ASU related to ASC 842. The update would allow lessors to use a practical expedient to account for non-lease components and related lease components as a single lease component instead of accounting for them separately, if certain conditions are met. This proposal is currently under consideration by regulators. We also expect to recognize right of use assets on our consolidated balance sheets related to certain ground leases, office space, and office equipment leases where we are the lessee. We will continue to evaluate the effect the adoption of ASU 2016-02 will have on our consolidated financial statements. However, we currently believe that the adoption of ASU 2016-02 will not have a material impact on our consolidated financial statements.

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
January 1, 2018
Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, we do not expect the adoption of this standard to have a material impact on our rental or reimbursement revenue. However, the standard will apply to a majority of our fees and management income. We have evaluated the impact of this standard to fees and management income and do not expect a material impact on our revenue recognition, but we do expect to provide additional disclosures around fees and management revenue. We are adopting this guidance on a modified retrospective basis.

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

ASU 2017-01, Business Combinations (Topic 805)	This update amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business.	January 1, 2017	For a more detailed discussion of the effect of this adoption on our consolidated financial statements, refer to the Investment in Property and Lease Intangibles section above.

3. PELP ACQUISITION
On October 4, 2017, we completed the PELP transaction. The PELP transaction was approved by the independent special committee of our Board, which had retained independent financial and legal advisors. It was also approved by our shareholders, as well as PELP’s partners. Under the terms of this transaction, the following consideration was given in exchange for the contribution of PELP’s ownership interests in 76 shopping centers, its third-party investment management business, and its captive insurance company (in thousands):

Amount
Fair value of Operating Partnership units (“OP units”) issued	$401,630
Debt assumed:
Corporate debt	432,091
Mortgages and notes payable	72,649
Cash payments	30,420
Fair value of earn-out	38,000
Total consideration	974,790
PELP debt repaid by the Company on the transaction date	(432,091)
Net consideration	$542,699
We issued 39.4 million OP units with an estimated fair value per unit of $10.20 at the time of the transaction. Certain of our executive officers who received OP units as part of the PELP transaction entered into an agreement which provides that they will not transfer their OP Units for either two or three years following the closing. The remaining holders of the OP units are subject to the terms of exchange for shares of common stock outlined in the Third Amended and Restated Agreement of Limited Partnership, which is further described in Note 11.
The terms of the transaction also include an earn-out structure with an opportunity for up to an additional 12.5 million OP units to be issued if certain milestones are achieved. The milestones are related to a liquidity event for our shareholders and fundraising targets in REIT III, of which PELP was a co-sponsor. The estimated fair value of this earn-out has been recorded as $38 million as of the transaction date and is presented in Accounts Payable and Other Liabilities on the consolidated balance sheets. We will estimate the fair value of this earn-out liability at each reporting date during the contingency period and record any changes to our consolidated statement of operations.
As part of the transaction, we entered into a tax protection agreement with certain recipients of OP Units. Under the agreement, we will provide certain protections with respect to tax matters for a period of ten years commencing at the closing date. These protections include indemnification for certain tax liabilities incurred in connection with certain taxable transfers of contributed properties, failure to comply with certain obligations related to nonrecourse liability allocations and debt guarantee opportunities, and certain fundamental transactions. These fundamental transactions mean with respect to any contributed entity, a merger, combination, consolidation, or similar transaction (including a transfer of all or substantially all of the assets of such entity).
Immediately following the closing of the PELP transaction, our shareholders owned approximately 80.6% and former PELP shareholders owned approximately 19.4% of the combined company.

Assets Acquired and Liabilities Assumed—The PELP transaction has been accounted for using the acquisition method of accounting under ASC 805, Business Combinations, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The preliminary fair market value of the assets acquired and liabilities assumed is based on a valuation report prepared by a third-party valuation specialist. The following table summarizes the purchase price allocation based on that report (in thousands):

Amount
Assets:
Land and improvements	$269,140
Building and improvements	574,154
Intangible lease assets	93,506
Cash	5,930
Accounts receivable and other assets	42,426
Management contracts	58,000
Goodwill	29,085
Total assets acquired	1,072,241
Liabilities:
Accounts payable and other liabilities	48,342
Acquired below-market leases	49,109
Total liabilities acquired	97,451
Net assets acquired	$974,790
The allocation of the purchase price is based on management’s assessment, which may change in the future as more information becomes available and could have an impact on the unaudited pro forma financial information presented below. Subsequent adjustments made to the purchase price allocation upon the completion of our fair value assessment process will not exceed one year from the acquisition date. The allocation of the purchase price above requires a significant amount of judgment and represents management’s best estimate of the fair value as of the acquisition date.
Intangible Assets and Liabilities—The fair value and weighted-average amortization periods for the intangible assets and liabilities acquired in the PELP transaction are as follows (dollars in thousands, useful life in years):

	Fair Value	Weighted-Average Useful Life
Management contracts	$58,000	5
Acquired in-place leases	83,305	9
Acquired above-market leases	10,201	7
Acquired below-market leases	(49,109)	13
Goodwill—In connection with the PELP transaction, we recorded goodwill of $29.1 million as a result of the consideration exceeding the fair value of the net assets acquired. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. We do not expect that the goodwill will be deductible for tax purposes. The goodwill recorded represents our management structure and its ability to generate additional opportunities for revenue and raise additional funds, and therefore the full amount of goodwill was allocated to the Investment Management segment, which comprises one reporting unit.
Results of Operations—The consolidated net assets and results of operations of PELP’s contributions are included in the consolidated financial statements from October 4, 2017, going forward and resulted in the following impact to Total Revenues and Net Loss (in thousands):

2017
Revenues	$21,202
Net income	1,297
Acquisition Costs—We incurred $15.7 million of costs related to the PELP transaction during 2017, which are recorded in Transaction Expenses on the consolidated statements of operations. We also incurred $1.3 million of costs related to the PELP transaction during 2016, which are recorded in Acquisition Expenses on the consolidated statements of operations.

Pro Forma Results (Unaudited)—The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if the PELP transaction had occurred on January 1, 2016. These results contain certain, nonrecurring adjustments, such as the elimination of transaction expenses incurred related to the PELP transaction and the elimination of intercompany activity related to creating an internalized management structure. This pro forma information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the PELP transaction occurred at the beginning of the period, nor does it purport to represent the results of future operations.

	For the Year Ended December 31,
(in thousands)	2017	2016
Pro forma revenues	$402,898	$400,089
Pro forma net income (loss) attributable to stockholders	1,982	(3,956)

4. REAL ESTATE ACQUISITIONS AND DISPOSITIONS
During the year ended December 31, 2017, we acquired 84 shopping centers, including 76 shopping centers through the PELP transaction (see Note 3 for more detail) and eight grocery-anchored shopping centers outside of the PELP transaction. Our first quarter acquisition closed out the IRC reverse Section 1031 like-kind exchange outstanding as of December 31, 2016. For the year ended December 31, 2016, we acquired seven grocery-anchored shopping centers and additional real estate adjacent to previously acquired centers.
For the years ended December 31, 2017 and 2016, we allocated the purchase price of acquisitions unrelated to the PELP transaction, including acquisition costs for 2017, to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

	2017	2016
Land and improvements	$47,556	$78,908
Building and improvements	130,482	140,145
Acquired in-place leases	17,740	21,506
Acquired above-market leases	1,314	3,559
Acquired below-market leases	(5,736)	(10,198)
Total assets and lease liabilities acquired	191,356	233,920
Less: Fair value of assumed debt at acquisition	30,831	33,326
Net assets acquired	$160,525	$200,594
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the years ended December 31, 2017 and 2016, are as follows (in years):

	2017	2016
Acquired in-place leases	13	11
Acquired above-market leases	6	6
Acquired below-market leases	18	19
Dispositions—In October 2017, we sold a property for $6.5 million and recognized a gain of $1.8 million. For tax-purposes, we deferred the gain through an IRC Section 1031 like-kind exchange, which was completed with our subsequent acquisition of Shoppes of Lake Village in February 2018 (see Note 20). We also sold a property in December 2016 and recognized a gain of $4.7 million. Gains on property dispositions are recorded in Other Income, Net on the consolidated statements of operations.

5. INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL
Acquired Intangible Assets and Liabilities—Acquired intangible assets and liabilities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	2017		2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Management contracts	$58,000	$(2,900)	$—	$—
Acquired in-place leases	313,432	(123,314)	212,916	(92,347)
Acquired above-market leases	53,524	(24,631)	42,009	(19,443)
Below-market lease liabilities	(118,012)	27,388	(63,287)	20,255
Summarized below is the amortization recorded on the intangible assets and liabilities for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Management contracts	$2,900	$—	$—
Acquired in-place leases	30,966	28,812	29,970
Acquired above-market leases	5,188	5,228	5,819
Acquired below-market leases	(7,133)	(6,436)	(6,640)
Total	$31,921	$27,604	$29,149
Estimated future amortization of the respective acquired intangible assets and liabilities as of December 31, 2017, for each of the next five years is as follow (in thousands):

	Management Contracts	In-Place Leases	Above-Market Leases	Below-Market Leases
2018	$11,600	$35,572	$5,883	$(9,801)
2019	11,600	30,270	5,145	(8,959)
2020	11,600	24,794	4,583	(8,389)
2021	11,600	20,086	3,715	(7,644)
2022	8,700	16,778	2,761	(6,925)
Goodwill—In connection with the PELP transaction, we recorded goodwill of approximately $29.1 million, which was allocated to our Investment Management segment. During the year ended December 31, 2017, we did not record any impairments to goodwill. For more information regarding goodwill from the PELP transaction, see Note 3.

6. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Deferred leasing commissions and costs	$29,055	$21,092
Deferred financing costs	13,971	8,940
Office equipment and other	10,308	331
Total depreciable and amortizable assets	53,334	30,363
Accumulated depreciation and amortization	(17,121)	(11,286)
Net depreciable and amortizable assets	36,213	19,077
Accounts receivable, net	41,211	31,029
Deferred rent receivable, net	18,201	14,483
Derivative asset	16,496	11,916
Prepaid expenses	4,232	2,986
Investment in affiliates	902	—
Other	1,193	1,094
Other assets, net	$118,448	$80,585

7. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, on our debt obligations as of December 31, 2017 and 2016 (in thousands):

	Interest Rate	2017	2016
Revolving credit facility(1)	2.89%	$61,569	$176,969
Term loans(2)(3)	2.46%-3.93%	1,140,000	655,000
Secured loan facility due 2026	3.55%	175,000	—
Secured loan facility due 2027	3.52%	195,000	—
Mortgages and notes payable	3.75%-7.91%	246,217	228,721
Assumed market debt adjustments, net(4)		5,254	4,490
Deferred financing costs(5)		(16,042)	(9,024)
Total		$1,806,998	$1,056,156

(1)
The gross borrowings under our revolving credit facility were $437.0 million, $590.8 million, and $297.8 million during the years ended December 31, 2017, 2016, and 2015, respectively. The gross payments on our revolving credit facility were $552.4 million, $554.8 million, and $448.5 million during the years ended December 31, 2017, 2016, and 2015, respectively. The revolving credit facility had a capacity of $500 million as of December 31, 2017 and 2016. In October 2017, the maturity date of the revolving credit facility was extended to October 2021, with additional options to extend the maturity to October 2022.

(2)
We have six term loans with maturities ranging from 2019 to 2024. The $100 million term loan maturing in February 2019 has options to extend the maturity to 2021. We will consider options for refinancing the loan or exercising the option upon maturity. As of December 31, 2017, the availability on our revolving credit facility exceeded the balance on the loan maturing in 2019. The term loan maturing in 2020 also has options to extend its maturity to 2021.

(3)
One of our term loans that matures in 2022 had an outstanding balance of $310.0 million at December 31, 2017, with a capacity of $375.0 million. In January 2018 an additional $65.0 million was drawn on this term loan.

(4)
Net of accumulated amortization of $3.7 million and $6.1 million as of December 31, 2017 and 2016, respectively. The decrease in accumulated amortization is a result of a reduction in market debt adjustments due to the extinguishment of higher-rate mortgage debt during the year ended December 31, 2017.

(5)	Net of accumulated amortization of $5.4 million and $3.9 million as of December 31, 2017 and 2016, respectively.
As of December 31, 2017 and 2016, the weighted-average interest rate for all of our mortgages and loans payable was 3.4% and 3.0%, respectively.

The allocation of total debt between fixed- and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing costs, as of December 31, 2017 and 2016, is summarized below (in thousands):

	2017	2016
As to interest rate:(1)
Fixed-rate debt	$1,608,217	$615,721
Variable-rate debt	209,569	444,969
Total	$1,817,786	$1,060,690
As to collateralization:
Unsecured debt	$1,202,476	$831,969
Secured debt	615,310	228,721
Total	$1,817,786	$1,060,690

(1)	Includes the effects of derivative financial instruments (see Notes 8 and 17).
Below is our maturity schedule with the respective principal payment obligations, excluding market debt adjustments and deferred financing costs (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Revolving credit facility	$—	$—	$—	$61,569	$—	$—	$61,569
Term loans	—	100,000	175,000	125,000	310,000	430,000	1,140,000
Loan facility due 2026	—	—	—	—	—	175,000	175,000
Loan facility due 2027	—	—	—	—	—	195,000	195,000
Mortgages and notes payable	8,142	9,192	7,323	68,001	31,169	122,390	246,217
Total maturing debt	$8,142	$109,192	$182,323	$254,570	$341,169	$922,390	$1,817,786

8. DERIVATIVES AND HEDGING ACTIVITIES
In September 2017, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update amended existing guidance in order to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. It requires us to disclose the effect of our hedging activities on our consolidated statements of operations and eliminates the periodic measurement and recognition of hedging ineffectiveness.
In accordance with the modified retrospective transition method required by ASU 2017-12, we recognized the cumulative effect of the change, representing the reversal of the $1.3 million cumulative ineffectiveness gain as of December 31, 2016, in the opening balance of Accumulated Other Comprehensive Income (“AOCI”) with a corresponding adjustment to the opening balance of Accumulated Deficit as of the beginning of 2017.
Risk Management Objective of Using Derivatives—We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate swaps to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.
Cash Flow Hedges of Interest Rate Risk—Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffectiveness previously reported in earnings for the quarters ended March 31, 2017 and June 30, 2017, was adjusted to reflect application of the provisions of this ASU as of the beginning of 2017 (as discussed above). This adjustment was not material.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $1.5 million will be reclassified from Other Comprehensive (Loss) Income as a decrease to Interest Expense, Net.

The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of December 31, 2017 and 2016 (notional amounts in thousands):

	2017	2016(1)
Count	6	4
Notional amount	$992,000	$642,000
Fixed LIBOR	1.2% - 2.2%	1.2% - 1.5%
Maturity date	2019-2024	2019 - 2023
(1) One interest rate swap that we entered into in October 2016 with a notional amount of $255 million was not effective until July 2017.
The table below details the location of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Amount of gain (loss) recognized in OCI on derivatives	$2,770	$6,979	$(3,128)
Amount of loss reclassified from AOCI into interest expense	1,810	3,586	3,150
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of December 31, 2017, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $0.1 million. As of December 31, 2017, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $0.1 million.

9. INCOME TAXES
We have elected to be taxed as a REIT under the IRC. To qualify as a REIT, we must meet a number of organization and operational requirements, including a requirement to annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. We intend to continue to adhere to these requirements and to maintain our REIT status. As a REIT, we are entitled to a deduction for some or all of the distributions we pay to our shareholders. Accordingly, we are generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth subsequent taxable year.
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of one wholly owned subsidiary that has jointly elected to be treated as a TRS and is subject to U.S. federal, state and local incomes taxes at regular corporate tax rates. We did not record any tax expense in prior years as 2017 was the first year of existence for the TRS. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions.
Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which these temporary differences are expected to reverse. Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, the magnitude and timing of future projected taxable income and tax planning strategies. We believe that it is not more likely than not that our net deferred tax asset will be realized in future periods and therefore, have recorded a valuation allowance for the entire balance.
We have not identified items for which the income tax effects of the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) have not been completed and a reasonable estimate could not be determined as of December 31, 2017. Our analysis of the 2017 Tax Act may be impacted by new legislation, the Congressional Joint Committee Staff, Treasury, or other guidance. We are continuing to evaluate the impact of the 2017 Tax Act on the organization as a whole, but we do not expect there to be a material impact on our consolidated financial statements.

The following is a summary of our deferred tax assets and liabilities, which result from the activities of the TRS, as of December 31, 2017 (in thousands):

2017
Deferred tax assets:
Accrued expenses	$4,276
Net operating loss (“NOL”) carryforward(1)	667
Other	106
Gross deferred tax assets	5,049
Valuation allowance	(3,277)
Total deferred tax asset	1,772
Deferred tax liabilities:
Depreciation and amortization	(1,638)
Prepaid expenses	(134)
Total deferred tax liabilities	(1,772)
Net deferred tax asset	$—

(1)	If not utilized, the NOL carryforward will begin to expire in 2037. Losses incurred after 2017 are carried forward indefinitely.
Differences between net income from the consolidated statements of operations and other comprehensive income and our taxable income primarily related to the recognition of sales of investment properties and the timing of both revenue and expense recognition.
The following table reconciles Net (Loss) Income Attributable to Stockholders to REIT taxable income before the dividends paid deduction for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Net (loss) income attributable to stockholders	$(38,391)	$8,932	$13,360
Net loss (income) from subsidiaries	31,395	(17,785)	(23,725)
Net loss attributable to REIT operations	(6,996)	(8,853)	(10,365)
Book/tax differences	45,677	42,556	45,280
REIT taxable income subject to 90% dividend requirement	$38,681	$33,703	$34,915
The following is a summary of our dividends paid deduction for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Distributions paid to common stockholders	$123,100	$123,004	$123,119
Non-dividend distributions	(84,419)	(89,301)	(88,204)
Total dividends paid deduction attributable to earnings and profits	$38,681	$33,703	$34,915
The tax composition of our distributions declared for the years ended December 31, 2017 and 2016, was as follows:

	2017	2016
Ordinary income	28.6%	28.2%
Return of capital	70.9%	71.8%
Capital gain distributions	0.5%	—%
Total	100.0%	100.0%
We record a benefit for uncertain income tax positions if the result of a tax position meets a "more likely than not" recognition threshold. No liabilities have been recorded as of December 31, 2017 or 2016 as a result of this provision. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2017. Returns for the calendar years 2014 through 2016 remain subject to examination by federal and various state tax jurisdictions.

10. COMMITMENTS AND CONTINGENCIES
Leases—Upon completion of the PELP transaction (see Note 3), we assumed certain lease obligations originally entered into by PELP before the transaction. The leases are primarily related to short- and long-term operating leases for office space and equipment. We have no capital leases. Total rental expense for long-term operating leases was approximately $370,000 for the year ended December 31, 2017. Minimum rental commitments under noncancelable operating leases as of December 31, 2017, were as follows:

Year	Amount
2018	$1,101
2019	773
2020	310
2021	188
2022	185
Thereafter	388
Total	$2,945
Litigation—We are involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the resolution of such claims and litigation will not have a material adverse effect on our consolidated financial statements.
Environmental Matters—In connection with the ownership and operation of real estate, we may potentially be liable for costs and damages related to environmental matters. In addition, we may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property, and/or another third party is responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify us against future remediation costs. We also carry environmental liability insurance on our properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable. We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our consolidated financial statements.
Captive Insurance—As part of the PELP transaction, we acquired a captive insurance company, Silver Rock Insurance, Inc. (“Silver Rock”), from PELP, which provides general liability insurance, reinsurance, and other coverage to us, REIT II, REIT III, PELP, and Necessity Retail Partners (“NRP”). We capitalize Silver Rock in accordance with applicable regulatory requirements.
Silver Rock established annual premiums based on the past loss experience of the insured properties. An independent third party was engaged to perform an actuarial estimate of projected future claims, related deductibles, and projected future expenses necessary to fund associated risk management programs. Premiums paid to Silver Rock may be adjusted based on this estimate. Premiums paid to Silver Rock may be reimbursed by tenants pursuant to specific lease terms.
As of December 31, 2017, we had two cash collateralized letters of credit outstanding totaling approximately $5.7 million to provide security for our obligations under our insurance and reinsurance contracts. These letters of credit expire in 2018 with additional options to extend their maturities.
The following is a summary of the activity in the liability for unpaid losses, which is recorded in Accounts Payable and Other Liabilities on our consolidated balance sheet, for the year ended December 31, 2017 (in thousands):

2017
Balance upon acquisition on October 4, 2017	$4,339
Incurred related to:
Current year	452
Prior years	898
Total incurred	1,350
Paid related to:
Current year	81
Prior years	725
Total paid	806
Unpaid loss liability as of December 31, 2017	$4,883

11. EQUITY
General— The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the Board. Our charter does not provide for cumulative voting in the election of directors.
On November 8, 2017, our Board increased the estimated value per share of our common stock to $11.00 based substantially on the estimated market value of our portfolio of real estate properties and our recently acquired third-party asset management business as of October 5, 2017, the first full business day after the closing of the PELP transaction. We engaged a third-party valuation firm to provide a calculation of the range in estimated value per share of our common stock as of October 5, 2017, which reflected certain pro forma balance sheet assets and liabilities as of that date. Prior to November 8, 2017, the estimated value per share was $10.20.
Dividend Reinvestment Plan—We have adopted a DRIP that allows stockholders to invest distributions in additional shares of our common stock, subject to certain limits. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our common stock at a price equal to our most recent estimated value per share. In connection with the announcement of the PELP transaction (see Note 3), the DRIP was suspended during May 2017; therefore, all DRIP participants received their May distribution, which was payable in June, in cash rather than in stock. The DRIP plan resumed in June 2017, with distributions payable in July 2017.
Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash.
Share Repurchase Program—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to our most recent estimated value per share. In connection with the announcement of the PELP transaction, the SRP was suspended during May 2017 and resumed in June 2017.
In 2017 and 2016, repurchase requests surpassed the funding limits under the SRP. Due to the program’s funding limits, no funds were available for repurchases during the fourth quarter of 2017 and no funds will be available for the the first quarter of 2018. Additionally, repurchases during the remainder of 2018 are expected to be limited. When we are unable to fulfill all repurchase requests in any month, we will honor requests on a pro rata basis to the extent possible. As of December 31, 2017, we had 10.8 million shares of unfulfilled repurchase requests. We will continue to fulfill repurchases sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
Convertible Noncontrolling Interests—As part of the PELP transaction, we issued 39.4 million OP units that are classified as noncontrolling interests. Prior to the PELP transaction, the Operating Partnership also issued limited partnership units that were designated as Class B units for asset management services provided by PE-NTR. In connection with the PELP transaction, Class B units were no longer issued for asset management services subsequent to September 2017. Upon closing of the transaction, upon termination of the advisory agreement, we determined the economic hurdle required for vesting had been met, and all outstanding Class B units vested and were converted to OP units. As such, we recorded a $24.0 million expense on our consolidated statements of operations as Vesting of Class B Units, which included the $27.6 million vesting of Class B units previously issued for asset management services, and the reclassification of historical distributions on those units to Noncontrolling Interests.
Under the terms of the Third Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to exchange OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year. As the form of redemption for OP units is within our control, the OP units outstanding as of December 31, 2017 and 2016, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. The $9.1 million of cumulative distributions that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
In September 2017, we entered into an agreement with American Realty Capital II Advisors, LLC (“ARC”) to terminate all remaining contractual and economic relationships between us and ARC. In exchange for a payment of $9.6 million, ARC sold their OP units, unvested Class B Units, and their special limited partnership interests back to us, terminating all fee-sharing arrangements between ARC and PE-NTR. The 417,801 OP unit repurchase was recorded at a value of $4.2 million on the consolidated statements of equity. The $5.4 million value of the unvested Class B units, special limited partnership interests, and value of fee-sharing arrangements is recorded on the consolidated statement of operations.
Below is a summary of our number of outstanding OP units and unvested Class B units as of December 31, 2017 and 2016 (in thousands):

	2017	2016
OP units	44,454	2,785
Class B units(1)	—	2,610

(1)	Upon closing of the PELP transaction, all outstanding Class B units were converted to OP units.
Nonconvertible Noncontrolling Interests—In addition to partnership units of the Operating Partnership, Noncontrolling Interests also includes a 25% ownership share of one of our subsidiaries who provides advisory services, which was not significant to our results.

12. COMPENSATION
Stock-Based Compensation—We account for our stock-based compensation plan by recognizing compensation expense less estimated forfeitures. Our restricted stock and phantom stock awards vest based upon the completion of a service period (“service-based grants”).
In August 2016, the Board approved restricted stock awards pursuant to our Amended and Restated 2010 Independent Director Stock Plan. The awards are granted to our independent directors and vest based upon the completion of a service period. Holders of restricted stock are entitled to dividend and distribution rights. All regular cash dividends on the awarded shares will be paid directly to the director on the dividend payment date. These awards follow a graded vesting schedule over approximately four years. Expense for awards with graded vesting is recognized under the accelerated recognition method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period, and is recorded in Additional Paid-in Capital on our consolidated balance sheets. The awards are valued according to the determined value per share for our common stock at the date of grant.
As part of their compensation plan, employees received phantom stock units under our Amended and Restated 2010 Long Term Incentive Plan. The value of the awards change in direct relation to the change in estimated value per share of our common stock, but the value is only paid in cash rather than in common stock. The phantom stock holders are entitled to receive distributions, which are recorded as expense when declared, but are not entitled to voting rights.
All phantom stock awards were granted to our employees, who were former PELP employees, prior to the PELP transaction and a liability was assumed for these awards on the date of the transaction in the amount of $14.3 million in Accounts Payable and Other Liabilities on the combined balance sheets. Substantially all awards granted by PELP prior to 2016 contained a five-year cliff vesting provision. Beginning in 2016, substantially all phantom stock awards contain a four-year graded vesting provision, with expense being recognized using the straight-line method over the requisite service period. Expense for these awards is recorded in General and Administrative on our consolidated statements of operations.

The following table summarizes our stock-based award activity during the year ended December 31, 2017 (number of units in thousands):

	Number of Restricted Stock Awards	Number of Phantom Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2016	10	—	$10.20
Granted	10	—	10.20
Vested	(2)	—	10.20
Assumed	—	2,450	10.20
Forfeited	—	(4)	10.20
Nonvested at December 31, 2017	18	2,446	$10.20
The liability for the phantom stock units as of December 31, 2017, was $19.5 million. The expense for stock-based awards during the year ended December 31, 2017, was $3.4 million, which included $1.3 million of expense recorded as a result of the change in our estimated value per share from $10.20 to $11.00. The expense during the year ended December 31, 2016, was immaterial. We had $8.9 million of unrecognized compensation costs related to these awards that we expect to recognize over a weighted average period of approximately two years.
Subsequent to December 31, 2017, approximately 0.8 million restricted shares were granted. In addition, there were approximately 0.4 million performance-based restricted shares granted. The total number of performance-based restricted shares that will vest in March 2021 depends on whether certain financial metrics are met during the vesting period.
401(k) Plan—We sponsor a 401(k) plan, which provides benefits for qualified employees. Our match of the employee contributions is discretionary and has a five-year vesting schedule. The cash contribution to the plan for the year ended December 31, 2017, was approximately $154,000. All employees who have attained the age of 21 are eligible the first day of the month following their date of hire. Employees are vested immediately with respect to employee contributions.

13. EARNINGS PER SHARE
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
OP units held by limited partners other than us, as well as previously held Class B units prior to the completion of the PELP transaction, are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents, and have the potential to be exchanged for an equal number of shares of our common stock in accordance with the terms of the Partnership Agreement. Phantom stock units are not considered participating securities, as they are not convertible into common stock. The impact of these Class B and OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the Class B and OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of December 31, 2017, 2016, and 2015.

Since the OP units are convertible, they were treated as potentially dilutive in the diluted earnings per share computations for the years ended December 31, 2017, 2016, and 2015. There were 2.6 million and 2.1 million unvested Class B units outstanding as of December 31, 2016 and 2015, respectively. As these units were unvested, they were not included in the diluted earnings per share calculation.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations for the years ended December 31, 2017, 2016, and 2015 (in thousands, except per share amounts):

	2017	2016	2015
Numerator:
Net (loss) income attributable to stockholders - basic	$(38,391)	$8,932	$13,360
Net (loss) income attributable to convertible OP units(1)	(3,470)	111	201
Net (loss) income - diluted	$(41,861)	$9,043	$13,561
Denominator:
Weighted-average shares - basic	183,784	183,876	183,678
Conversion of OP units(1)	12,713	2,785	2,716
Effect of dilutive restricted stock awards	—	4	—
Adjusted weighted-average shares - diluted	196,497	186,665	186,394
Earnings per common share:
Basic and diluted	$(0.21)	$0.05	$0.07
(1) OP units include units previously issued for asset management services provided under our former advisory agreement (see Note 15), as well as units issued as part of the PELP transaction (see Note 3), all of which are convertible into common shares. The Operating Partnership loss attributable to these OP units, which is included as a component of Net Loss (Income) Attributable to Noncontrolling Interests on the consolidated statements of operations, has been added back in the numerator because these OP units were included in the denominator for all years presented.
As of December 31, 2017, 17,200 restricted stock awards were outstanding. These securities were anti-dilutive and, as a result, were excluded from the weighted-average common shares used to calculate diluted EPS.

14. RELATED PARTY REVENUE
Fee revenues from our Investment Management segment are earned from the Managed Funds. We provide services to the Managed Funds, including asset acquisition and disposition decisions, asset management, operating and leasing of properties, construction management, and other general and administrative responsibilities. Services are currently provided under either advisory agreements or master property management and master services agreements (“Management Agreements”). Advisory agreements have a duration of one year and are renewed annually at the discretion of the respective boards of directors. Management Agreements have no defined term, but can be canceled by either party upon 30 days’ notice.

Summarized below are the fees earned by and the expenses reimbursable to us from the related party Managed Funds during the year ended December 31, 2017, all of which were earned following the PELP transaction (in thousands):

	REIT II	REIT III	NRP	Other Parties	Total
Advisory Agreements Revenue:
Acquisition fees	$218	$519	$—	$—	$737
Asset management fees	2,878	59	105	49	3,091
Due diligence reimbursements	142	72	—	—	214
Total advisory revenue	$3,238	$650	$105	$49	$4,042

Management Agreements Revenue:
Property management fees	$1,518	$15	$230	$27	$1,790
Leasing commissions	782	15	196	16	1,009
Construction management fees	365	4	36	7	412
Other property management fees and reimbursements	339	69	65	77	550
Total property management revenue	$3,004	$103	$527	$127	$3,761

Other Revenue:
Insurance premiums	$206	$—	$—	$—	$206
Advisory Agreements—Under our advisory agreements, we earn revenue for managing day-to-day activities and implementing the investment strategy for the Managed Funds. The following tables summarize our fee structure for each of the related party Managed Funds.
Acquisition Fee

Fund	Rate	Payable	Description
REIT II	0.85%	In cash upon completion	Rate is based on contract purchase price, including acquisition expenses and any debt.
REIT III	2.0%	In cash upon completion	Rate is based on contract purchase price, including acquisition expenses and any debt.
During the public offering period for REIT III, we will receive an additional contingent advisor payment of 2.15% of the contract purchase price of each property or other real estate investment they acquire.
Disposition fee

Fund	Rate	Payable	Description
REIT II	1.7%, or up to 3.0%	In cash upon completion	Rate is lesser of 1.7% of contract sales price or one-half of the total commissions paid if a non-affiliated broker is also involved in the sale, not to exceed a competitive rate or 6%.
REIT III	2.0% or up to 3.0%	In cash upon completion	Rate is lesser of 2% of contract sales price or one-half of the total commissions paid if a non-affiliated broker is also involved in the sale, not to exceed a competitive rate or 6%.
Asset Management Fee and Subordinated Participation

Fund	Rate	Payable	Description
REIT II	0.85%	80% in cash and 20% in Class B units, paid monthly
One-twelfth of the rate is paid out monthly in cash based on asset cost as of the last day of the preceding month. One-quarter of the rate is paid out quarterly in Class B units based on the lower of the cost of assets or the applicable quarterly NAV, divided by the per share NAV.

REIT III	1.0%	Monthly in cash, partnership units, or common stock at our election	One-twelfth of the rate is paid out monthly based on asset cost as of the last day of the preceding month.
NRP	0.5%, or up to 1.0%	Monthly
An amount of one-twelfth of 0.5% of the aggregate capital contributions as of the first day of the quarterly period. Once an aggregate amount of the asset management fees received reaches $918K, the monthly amount is equal to one-twelfth of 1.0% of the invested equity.

Management Agreements—Under our Management Agreements, we earn revenues for managing day-to-day activities at the properties of the Managed Funds. As property manager, we are to provide services including accounting, finance, and operations for which we receive a distinct fee based on a set percentage of gross cash receipts each month. Under the Management Agreements, we also serve as a leasing agent to the Managed Funds. For each new lease, lease renewal, and expansion, we receive a leasing commission. Leasing commissions are recognized as lease deals occur and are dependent on the terms of the lease. We assist in overseeing the construction of various improvements for Managed Funds, for which we receive a distinct fee based on a set percentage of total project cost calculated upon completion of construction. Because both parties in these contracts can cancel upon 30 days’ notice without penalties, their term is considered month-to-month.
The Management Agreements have terms as follows:

Fee	Rate	Payable	Description
Property Management	4.0%	In cash, monthly	Rate is applied to monthly cash receipts at a given property.
Leasing Commissions	various	In cash upon completion	An amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location.
Construction Management	various	In cash upon completion	An amount equal to the fees charged by unaffiliated persons rendering comparable services in the same geographic location.
Investment in Affiliates—As part of the PELP transaction we acquired interests in REIT II and REIT III. We account for our investment in REIT II as an available-for-sale security, and we account for our investment in REIT III under the equity method. As of December 31, 2017, our investment in affiliates totaled approximately $202,000 and $700,000 in REIT II and REIT III, respectively.
Related Party Receivables—Summarized below is the detail of our outstanding receivable balance from related parties as of December 31, 2017 (in thousands):

2017
REIT II and other related parties	$1,551
REIT III	4,551
Total	$6,102
Organizational and Offering Costs—Under the terms of the advisory agreement, we have incurred organizational and offering costs related to REIT III, all of which is recorded in Accounts Receivable - Affiliates on the consolidated balance sheets. Since REIT III’s initial public offering has not commenced, we have only charged REIT III organizational and offering costs related to its private placement, which was approximately $2.0 million as of December 31, 2017. The receivable amount of $4.6 million includes $3.9 million incurred by PELP, which was included as an assumed receivable in the net assets acquired as part of the PELP transaction.

15. RELATED PARTY EXPENSE
Economic Dependency—Prior to the completion of the PELP transaction, we were dependent on PE-NTR, Phillips Edison & Company Ltd. (the “Property Manager”), and their respective affiliates for certain services that were essential to us, including asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. Upon closing of the transaction on October 4, 2017, we now have an internalized management structure and our relationship with PE-NTR and the Property Manager was acquired.
Advisory Agreement—PE-NTR and ARC were entitled to specified fees and expenditure reimbursements for certain services, including managing our day-to-day activities and implementing our investment strategy under advisory agreements. On September 1, 2017, in connection with the termination of ARC’s and PE-NTR’s fee-sharing arrangements (see Note 11), we entered into an amended advisory agreement (the “PE-NTR Agreement”). Under the PE-NTR Agreement, all fees payable to PE-NTR were decreased by 15%. Other than the foregoing, there were no material changes in the PE-NTR Agreement. Upon closing of the PELP transaction on October 4, 2017, the PE-NTR Agreement was terminated. As a result, we will no longer pay the fees listed below and had no outstanding unpaid amounts related to those fees as of December 31, 2017.

Asset Management Fee and Subordinated Participation

Date	Rate	Payable	Description
January 1, 2015 through September 30, 2015	1.00%	80% in Class B units; 20% in cash
One-twelfth of the rate was paid out monthly in cash based on asset cost as of the last day of the preceding month. One-quarter of the rate was paid out quarterly in Class B units based on the lower of the cost of assets or the applicable quarterly NAV, divided by the per share NAV.

October 1, 2015 through August 31, 2017	1.00%	80% in cash; 20% in Class B units
One-twelfth of the rate was paid out monthly in cash based on asset cost as of the last day of the preceding month. One-quarter of the rate was paid out quarterly in Class B units based on the lower of the cost of assets or the applicable quarterly NAV, divided by the per share NAV.

September 1, 2017 through September 19, 2017	0.85%	80% in cash; 20% in Class B units
One-twelfth of the rate was paid out monthly in cash based on asset cost as of the last day of the preceding month. One-quarter of the rate was paid out quarterly in Class B units based on the lower of the cost of assets or the applicable quarterly NAV, divided by the per share NAV.

September 20, 2017 through October 4, 2017	0.85%	100% in cash	One-twelfth of the rate was paid out monthly in cash based on asset cost as of the last day of the preceding month.
The Class B units we issued for asset management services (and OP units converted from previously issued and vested Class B units) are entitled to receive distributions at the same rate as is paid to common stockholders. On September 1, 2017, pursuant to the PE-NTR Agreement, we redeemed all outstanding Class B units and OP units owned by ARC.
Upon closing of the PELP transaction on October 4, 2017, the 2.7 million outstanding Class B units vested as a result of meeting the required economic hurdle, and were converted to OP units. As such, as of December 31, 2017, we had no Class B units outstanding. As of December 31, 2016, we had 2.6 million Class B units outstanding that had been issued for asset management services.
Other Advisory Fees and Reimbursements Paid in Cash

Fee Type	Date	Rate	Description
Acquisition fee	January 1, 2015 through August 31, 2017	1.00%	Equal to the product of (x) the rate by (y) the cost of investments we acquired or originated, including any debt attributable to such investments.
	September 1, 2017 through October 4, 2017	0.85%
Acquisition expenses	January 1, 2015 through October 4, 2017	N/A	Reimbursements for direct expenses incurred related to selecting, evaluating, and acquiring assets on our behalf, including certain personnel costs.
Disposition Fee	January 1, 2015 through August 31, 2017	2.00%	Fee paid for substantial assistance, as determined by the conflicts committee of our Board, in connection with the sale of properties or other investments.
	September 1, 2017 through October 4, 2017	1.70%
Financing Fee	January 1, 2015 through August 31, 2015	0.75%	Fee paid on all amounts made available under any loan or line of credit.
General and Administrative Expenses—As of December 31, 2016, we owed PE-NTR approximately $43,000 for general and administrative expenses paid on our behalf.

Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC for the years ended December 31, 2017, 2016, and 2015. This table includes any related amounts unpaid as of December 31, 2016, except for unpaid general and administrative expenses, which we disclose above (in thousands):

	For the Year Ended December 31,			Unpaid as of December 31,
	2017	2016	2015	2016
Acquisition fees(1)	$1,344	$2,342	$1,247	$—
Acquisition expenses(1)	583	464	208	29
Asset management fees(2)	15,573	19,239	4,601	1,687
OP units distribution(3)	1,373	1,866	1,820	158
Class B unit distribution(4)	1,409	1,576	625	148
Financing fees	—	—	3,228	—
Disposition fees(5)	19	745	47	—
Total	$20,301	$26,232	$11,776	$2,022

(1)
Prior to January 1, 2017, acquisition and due diligence fees were recorded on our consolidated statements of operations. The majority of these costs are now capitalized and allocated to the related investment in real estate assets on the consolidated balance sheets based on the acquisition-date fair values of the respective assets and liabilities acquired.

(2)	Asset management fees are presented in General and Administrative on the consolidated statements of operations.

(3)
The distributions paid to OP unit holders represent amounts paid prior to the PELP transaction. Subsequent to that date, our relationship with PE-NTR was acquired. Distributions are presented as Distributions to Noncontrolling Interests on the consolidated statements of equity.

(4)
The distributions paid to holders of unvested Class B units are presented in General and Administrative on the consolidated statements of operations and exclude the reclassification of prior distributions to Noncontrolling Interests on our consolidated statements of operations.

(5)	Disposition fees are presented as Other Income, Net on the consolidated statements of operations.
Property Management Agreement—Prior to the completion of the PELP transaction, all of our real properties were managed and leased by the Property Manager, which was wholly-owned by PELP. The Property Manager also managed real properties owned by Phillips Edison affiliates and other third parties. Upon closing of the transaction on October 4, 2017, our agreement with the Property Manager was terminated. As a result, we will no longer pay the fees listed below and had no outstanding unpaid amounts related to those fees as of December 31, 2017.
Property Manager Fees and Reimbursements Paid in Cash

Fee Type	Rate	Description
Property Management	4.00%	Equal to the product of (x) the monthly gross cash receipts from the properties managed by (y) the rate.
Leasing Commissions	Market Rate	Paid for leasing services rendered with respect to a particular property, primarily if a tenant exercised an option to extend an existing lease.
Construction Management	Market Rate	Paid for construction management services rendered with respect to a particular property.
Other Expenses and Reimbursements	N/A
Costs and expenses incurred by the Property Manager on our behalf, including employee compensation, legal, travel, and other out-of-pocket expenses that were directly related to the management of specific properties and corporate matters, as well as fees and expenses of third-party accountants.

Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the years ended December 31, 2017, 2016, and 2015, and any related amounts unpaid as of December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,			Unpaid as of December 31,
	2017	2016	2015	2016
Property management fees(1)	$8,360	$9,929	$9,108	$840
Leasing commissions(2)	6,670	7,701	7,316	705
Construction management fees(2)	1,367	1,127	1,117	165
Other fees and reimbursements(3)	6,234	5,627	5,533	796
Total	$22,631	$24,384	$23,074	$2,506

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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

Other Related Party Matters—Under the terms of the advisory agreement, we have incurred organizational and offering costs related to REIT III. A portion of those costs were incurred by Griffin Capital Corporation (“Griffin sponsor”), a co-sponsor of REIT III. The Griffin sponsor owns a 25% interest and we own a 75% interest in the REIT III Advisor. As such, $1.4 million of the receivable we have from REIT III is reimbursable to the Griffin sponsor and is recorded in Accounts Payable - Affiliates on the consolidated balance sheets.
Upon completion of the PELP transaction, we assumed PELP’s obligation as the limited guarantor for up to $200 million, capped at $50 million in most instances, of NRP’s debt. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor.

16. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
Approximate future rental income to be received under noncancelable operating leases in effect as of December 31, 2017, assuming no new or renegotiated leases or option extensions on lease agreements, is as follows (in thousands):

Year	Amount
2018	$270,880
2019	242,613
2020	212,708
2021	178,096
2022	145,745
2023 and thereafter	429,545
Total	$1,479,587
No single tenant comprised 10% or more of our aggregate annualized base rent as of December 31, 2017. As of December 31, 2017, our real estate investments in Florida represented 12.8% of our ABR. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic or weather developments in the Florida real estate market.

17. FAIR VALUE MEASUREMENTS
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
The following is a summary of borrowings as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Fair value	$1,765,151	$1,056,990
Recorded value(1)	1,823,040	1,065,180

(1)	Recorded value does not include net deferred financing costs of $16.0 million and $9.0 million as of December 31, 2017 and 2016, respectively.

Recurring Fair Value Measurements
Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis. The fair value measurements of those assets and liabilities as of December 31, 2017 and 2016, were as follows (in thousands):

	2017			2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps-term loans(1)	$—	$16,496	$—	$—	$11,916	$—
Interest rate swap-mortgage note(1)	—	(61)	—	—	(262)	—
Earn-out liability	—	—	(38,000)	—	—	—

(1)	We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets.
Earn-out—The terms of the PELP transaction include an earn-out structure with an opportunity for up to an additional 12.5 million OP units to be issued to PELP as additional consideration if certain milestones are achieved. The milestones are related to a liquidity event for our shareholders and fundraising targets in REIT III, of which PELP was a co-sponsor.
We estimate the fair value of this liability using weighted-average probabilities of likely outcomes. These estimates require us to make various assumptions about future share prices, timing of liquidity events, equity raise projections, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. In calculating the fair value of this liability, we have determined that the range of potential outcomes still includes a possibility of no additional OP units issued as well as the maximum 12.5 million units being issued. As of December 31, 2017, the fair value of this liability was estimated to be $38 million.
Derivative Instruments—As of December 31, 2017 and 2016, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities. For a more detailed discussion of these cash flow hedges, see Note 8. As of December 31, 2017 and 2016, we were also party to an interest rate swap that fixed the variable interest rate on $10.7 million and $11.0 million, respectively, of one of our mortgage notes. The change in fair value of this instrument is recorded in Other Income, Net on the consolidated statements of operations and was not material for the years ended December 31, 2017 and 2016.
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
To comply with the provisions of ASC 820, Fair Value Measurement, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2017 and 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

18. SEGMENT INFORMATION
As of December 31, 2017, we operated through two business segments: Owned Real Estate and Investment Management. Prior to the completion of the PELP transaction on October 4, 2017, we only operated through the Owned Real Estate segment. As a result, we did not report any segment disclosures for the years ended December 31, 2016 and 2015. We generate revenues and segment profit from our segments as follows:

•
Owned Real Estate: Our business objective is to own and operate well-occupied grocery-anchored shopping centers that generate cash flows to support distributions to our shareholders with the potential for capital appreciation. We typically invest in neighborhood shopping centers (generally containing less than 125,000 leasable square feet) located in attractive demographic markets throughout the United States where our management believes our fully integrated operating platform can add value. Through this segment, we own a diversified portfolio of shopping centers subject to long-term net leases with creditworthy tenants in the grocery, retail, restaurant, and service industries. As of December 31, 2017, we owned 236 properties.

•
Investment Management: Through this segment, we are responsible for managing the day-to-day affairs of the Managed Funds, identifying and making acquisitions and investments on their behalf, maintaining and operating their real properties, and recommending to the respective boards of directors an approach for providing investors of the Managed Funds with liquidity. We generate revenues by providing asset management and property management services, in addition to revenues from leasing, acquisition, construction, and disposition services (see Note 14).

Our chief operating decision makers rely primarily on segment profit and similar measures to make decisions regarding allocating resources and assessing segment performance. We allocate certain operating expenses, such as employee related costs and benefits, to our segments. Items not directly attributable to our Owned Real Estate or Investment Management segments are allocated to corporate general and administrative expenses, which is a reconciling item. The table below compares segment profit for each of our operating segments and reconciles total segment profit to Net Loss for the year ended December 31, 2017 (in thousands):

	2017
	Owned Real Estate	Investment Management	Total
Total revenues	$303,410	$8,133	$311,543
Property operating expenses	(50,328)	(3,496)	(53,824)
Real estate tax expenses	(43,247)	(209)	(43,456)
General and administrative expenses	(3,403)	(2,875)	(6,278)
Segment profit	$206,432	$1,553	207,985
Corporate general and administrative expenses			(30,070)
Vesting of Class B units for asset management services			(24,037)
Termination of affiliate arrangements			(5,454)
Depreciation and amortization			(130,671)
Interest expense, net			(45,661)
Acquisition expenses			(530)
Transaction expenses			(15,713)
Other income, net			2,433
Net loss			$(41,718)
The table below summarizes the total assets and capital expenditures for each of our operating segments as of December 31, 2017 (in thousands):

2017
Assets:
Owned Real Estate	$3,388,080
Investment Management	90,236
Total segment assets	3,478,316
Reconciling items:
Cash and cash equivalents	5,716
Restricted cash	21,729
Corporate headquarters and other assets	20,321
Total assets	$3,526,082

Capital Expenditures:
Owned Real Estate	$41,009
Investment Management	1,137
Total capital expenditures	$42,146

19. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2017
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
Total revenue	$68,303	$69,851	$70,624	$102,765
Net income (loss) attributable to stockholders	1,106	(1,193)	(8,232)	(30,072)
Net income (loss) per share - basic and diluted	0.01	(0.01)	(0.04)	(0.17)

(1)	The net loss in the third quarter was primarily due to expenses related to the PELP transaction and the termination of our relationship with ARC.

(2)	The increases in revenue and net loss in the fourth quarter were primarily associated with the PELP transaction.

	2016
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$63,082	$63,053	$65,270	$66,325
Net income attributable to stockholders	2,219	560	2,464	3,689
Net income per share - basic and diluted	0.01	0.00	0.01	0.02

20. SUBSEQUENT EVENTS
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to December 31, 2017, were as follows (in thousands):

Month	Date of Record	Distribution Rate	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
December	12/1/2017 - 12/31/2017	$0.00183562	1/2/2018	$13,017	$4,354	$8,663
January	1/16/2018	$0.05583344	2/1/2018	12,789	4,228	8,561
February	2/15/2018	$0.05583344	3/1/2018	12,807	4,186	8,621
In February 2018 our Board authorized distributions for March, April, and May 2018 to the stockholders of record at the close of business on March 15, 2018, April 16, 2018, and May 15, 2018, respectively, equal to a monthly amount of $0.05583344 per share of common stock. OP unit holders will receive distributions at the same rate as common stockholders.
Beginning January 1, 2018, we pay distributions to stockholders and OP unit holders based on monthly record dates. We expect to pay these distributions on the first business day after the end of each month. The 2018 monthly distribution rate is currently at the same annual distribution rate as 2017.
Acquisitions—Subsequent to December 31, 2017, we executed the following asset acquisition (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Shoppes of Lake Village	Leesburg, FL	Publix	2/26/2018	$8,400	135,437	71.3%
Grocer Bankruptcy—On March 21, 2018, Southeastern Grocers, the parent company of Winn Dixie and Bi-Lo, filed for bankruptcy. We have eight grocery stores operated by subsidiaries of Southeastern Grocers in our portfolio. We do not expect this bankruptcy to have a material impact on our consolidated financial statements.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Lakeside Plaza	Salem, VA	$—	$3,344	$5,247	$254	$3,398	$5,447	$8,845	$2,079	1988	12/10/2010
Snow View Plaza	Parma, OH	—	4,104	6,432	467	4,293	6,710	11,003	2,923	1981/2008	12/15/2010
St. Charles Plaza	Haines City, FL	—	4,090	4,399	212	4,105	4,596	8,701	2,093	2007	6/10/2011
Centerpoint	Easley, SC	—	2,404	4,361	960	2,749	4,976	7,725	1,680	2002	10/14/2011
Southampton Village	Tyrone, GA	—	2,670	5,176	901	2,826	5,921	8,747	1,917	2003	10/14/2011
Burwood Village Center	Glen Burnie, MD	—	5,447	10,167	356	5,584	10,386	15,970	3,623	1971	11/9/2011
Cureton Town Center	Waxhaw, NC	—	5,896	6,197	974	5,655	7,412	13,067	2,729	2006	12/29/2011
Tramway Crossing	Sanford, NC	—	2,016	3,070	639	2,314	3,411	5,725	1,373	1996/2000	2/23/2012
Westin Centre	Fayetteville, NC	—	2,190	3,499	555	2,438	3,806	6,244	1,463	1996/1999	2/23/2012
The Village at Glynn Place	Brunswick, GA	—	5,202	6,095	388	5,268	6,417	11,685	2,994	1996	4/27/2012
Meadowthorpe Shopping Center	Lexington, KY	—	4,093	4,185	492	4,380	4,390	8,770	1,692	1989/2008	5/9/2012
New Windsor Marketplace	Windsor, CO	—	3,867	1,329	443	4,038	1,601	5,639	837	2003	5/9/2012
Vine Street Square	Kissimmee, FL	—	7,049	5,618	368	7,076	5,959	13,035	2,355	1996/2011	6/4/2012
Northtowne Square	Gibsonia, PA	—	2,844	7,210	598	3,330	7,322	10,652	3,047	1993	6/19/2012
Brentwood Commons	Bensenville, IL	—	6,106	8,025	886	6,145	8,872	15,017	2,693	1981/2001	7/5/2012
Sidney Towne Center	Sidney, OH	—	1,430	3,802	1,193	1,953	4,472	6,425	1,752	1981/2007	8/2/2012
Broadway Plaza	Tucson, AZ	6,198	4,979	7,169	1,008	5,433	7,723	13,156	2,660	1982-1995	8/13/2012
Richmond Plaza	Augusta, GA	—	7,157	11,244	1,357	7,433	12,325	19,758	4,010	1980/2009	8/30/2012
Publix at Northridge	Sarasota, FL	—	5,671	5,632	350	5,753	5,900	11,653	1,845	2003	8/30/2012
Baker Hill Center	Glen Ellyn, IL	—	7,068	13,737	1,240	7,229	14,816	22,045	3,957	1998	9/6/2012
New Prague Commons	New Prague, MN	—	3,248	6,605	146	3,360	6,639	9,999	1,858	2008	10/12/2012
Brook Park Plaza	Brook Park, OH	947	2,545	7,594	548	2,737	7,950	10,687	2,389	2001	10/23/2012
Heron Creek Towne Center	North Port, FL	—	4,062	4,082	168	4,102	4,210	8,312	1,388	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster, CA	—	6,352	13,529	301	6,482	13,700	20,182	3,385	1991/2012	12/26/2012
Hilfiker Square	Salem, OR	—	2,455	4,750	50	2,498	4,757	7,255	1,089	1984/2011	12/28/2012
Village One Plaza	Modesto, CA	—	5,166	18,752	486	5,223	19,181	24,404	3,896	2007	12/28/2012
Butler Creek	Acworth, GA	—	3,925	6,129	929	4,251	6,732	10,983	1,889	1989	1/15/2013
Fairview Oaks	Ellenwood, GA	—	3,563	5,266	274	3,714	5,389	9,103	1,503	1996	1/15/2013
Grassland Crossing	Alpharetta, GA	—	3,680	5,791	687	3,790	6,368	10,158	1,794	1996	1/15/2013
Hamilton Ridge	Buford, GA	—	4,054	7,168	534	4,163	7,593	11,756	2,047	2002	1/15/2013
Mableton Crossing	Mableton, GA	—	4,426	6,413	932	4,591	7,180	11,771	1,927	1997	1/15/2013
The Shops at Westridge	McDonough, GA	—	2,788	3,901	461	2,807	4,343	7,150	1,239	2006	1/15/2013
Fairlawn Town Centre	Fairlawn, OH	—	10,397	29,005	2,042	10,928	30,516	41,444	8,232	1962/1996	1/30/2013
Macland Pointe	Marietta, GA	—	3,450	5,364	825	3,720	5,919	9,639	1,712	1992	2/13/2013
Murray Landing	Irmo, SC	—	2,927	6,856	1,339	3,160	7,962	11,122	1,730	2003	3/21/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Vineyard Center	Tallahassee, FL	—	2,761	4,221	276	2,817	4,441	7,258	1,126	2002	3/21/2013
Kleinwood Center	Spring, TX	—	11,477	18,954	848	11,593	19,686	31,279	4,763	2003	3/21/2013
Lutz Lake Crossing	Lutz, FL	—	2,636	6,601	314	2,719	6,832	9,551	1,483	2002	4/4/2013
Publix at Seven Hills	Spring Hill, FL	—	2,171	5,642	560	2,407	5,966	8,373	1,360	1991/2006	4/4/2013
Hartville Centre	Hartville, OH	—	2,069	3,692	1,335	2,383	4,713	7,096	1,167	1988/2008	4/23/2013
Sunset Center	Corvallis, OR	—	7,933	14,939	647	7,998	15,521	23,519	3,357	1998/2000	5/31/2013
Savage Town Square	Savage, MN	—	4,106	9,409	227	4,230	9,512	13,742	2,144	2003	6/19/2013
Northcross	Austin, TX	—	30,725	25,627	900	30,913	26,339	57,252	5,691	1975/2006/2010	6/24/2013
Glenwood Crossing	Kenosha, WI	—	1,872	9,914	419	1,938	10,267	12,205	1,906	1992	6/27/2013
Pavilions at San Mateo	Albuquerque, NM	—	6,471	18,725	754	6,649	19,301	25,950	3,886	1997	6/27/2013
Shiloh Square	Kennesaw, GA	—	4,685	8,728	1,094	4,804	9,703	14,507	2,025	1996/2003	6/27/2013
Boronda Plaza	Salinas, CA	—	9,027	11,870	424	9,128	12,193	21,321	2,430	2003/2006	7/3/2013
Westwoods Shopping Center	Arvada, CO	—	3,706	11,115	379	3,946	11,254	15,200	2,287	2003	8/8/2013
Paradise Crossing	Lithia Springs, GA	—	2,204	6,064	574	2,360	6,482	8,842	1,341	2000	8/13/2013
Contra Loma Plaza	Antioch, CA	—	2,846	3,926	1,483	3,430	4,825	8,255	881	1989	8/19/2013
South Oaks Plaza	St. Louis, MO	—	1,938	6,634	363	2,020	6,915	8,935	1,338	1969/1987	8/21/2013
Yorktown Centre	Erie, PA	—	3,736	15,395	1,136	3,988	16,279	20,267	3,788	1989/2013	8/30/2013
Stockbridge Commons	Fort Mill, SC	—	4,818	9,281	427	4,910	9,616	14,526	2,015	2003/2012	9/3/2013
Dyer Crossing	Dyer, IN	9,810	6,017	10,214	359	6,148	10,442	16,590	2,178	2004/2005	9/4/2013
East Burnside Plaza	Portland, OR	—	2,484	5,422	83	2,554	5,435	7,989	884	1955/1999	9/12/2013
Red Maple Village	Tracy, CA	—	9,250	19,466	288	9,384	19,620	29,004	3,256	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor, FL	—	2,335	7,918	423	2,400	8,276	10,676	1,553	2010	9/25/2013
CitiCentre Plaza	Carroll, IA	—	770	2,530	251	982	2,569	3,551	605	1991/1995	10/2/2013
Duck Creek Plaza	Bettendorf, IA	—	4,611	13,007	991	5,102	13,507	18,609	2,613	2005/2006	10/8/2013
Cahill Plaza	Inver Grove Heights, MN	—	2,587	5,113	560	2,876	5,384	8,260	1,110	1995	10/9/2013
Pioneer Plaza	Springfield, OR	—	4,948	5,680	456	5,117	5,967	11,084	1,275	1989/2008	10/18/2013
Fresh Market	Normal, IL	—	4,459	17,773	443	4,746	17,929	22,675	2,106	2002	10/22/2013
Courthouse Marketplace	Virginia Beach, VA	—	6,131	8,061	846	6,388	8,650	15,038	1,671	2005	10/25/2013
Hastings Marketplace	Hastings, MN	—	3,980	10,044	273	4,118	10,179	14,297	2,012	2002	11/6/2013
Shoppes of Paradise Lakes	Miami, FL	5,484	5,811	6,019	411	6,037	6,204	12,241	1,409	1999	11/7/2013
Coquina Plaza	Davie, FL	6,715	9,458	11,770	406	9,512	12,122	21,634	2,262	1998	11/7/2013
Butler’s Crossing	Watkinsville, GA	—	1,338	6,682	783	1,395	7,408	8,803	1,422	1997	11/7/2013
Lakewood Plaza	Spring Hill, FL	—	4,495	10,028	655	4,534	10,644	15,178	2,306	1993/1997	11/7/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Collington Plaza	Bowie, MD	—	12,207	15,142	540	12,379	15,510	27,889	2,744	1996	11/21/2013
Golden Town Center	Golden, CO	—	7,066	10,166	1,265	7,305	11,192	18,497	2,239	1993/2003	11/22/2013
Northstar Marketplace	Ramsey, MN	—	2,810	9,204	482	2,848	9,648	12,496	1,921	2004	11/27/2013
Bear Creek Plaza	Petoskey, MI	—	5,677	17,611	115	5,737	17,666	23,403	3,398	1998/2009	12/19/2013
Flag City Station	Findlay, OH	—	4,685	9,630	411	4,775	9,951	14,726	2,119	1992	12/19/2013
Southern Hills Crossing	Moraine, OH	—	778	1,481	53	801	1,511	2,312	357	2002	12/19/2013
Sulphur Grove	Huber Heights, OH	—	553	2,142	129	605	2,219	2,824	399	2004	12/19/2013
East Side Square	Springfield, OH	—	394	963	64	407	1,014	1,421	236	2007	12/19/2013
Hoke Crossing	Clayton, OH	—	481	1,059	220	509	1,251	1,760	239	2006	12/19/2013
Town & Country Shopping Center	Noblesville, IN	—	7,360	16,269	266	7,371	16,524	23,895	3,474	1998	12/19/2013
Sterling Pointe Center	Lincoln, CA	—	7,038	20,822	1,101	7,255	21,706	28,961	3,373	2004	12/20/2013
Southgate Shopping Center	Des Moines, IA	—	2,434	8,357	623	2,760	8,654	11,414	1,729	1972/2013	12/20/2013
Arcadia Plaza	Phoenix, AZ	—	5,774	6,904	494	5,901	7,271	13,172	1,400	1980	12/30/2013
Stop & Shop Plaza	Enfield, CT	12,385	8,892	15,028	793	9,202	15,511	24,713	2,939	1988	12/30/2013
Fairacres Shopping Center	Oshkosh, WI	—	3,542	5,190	395	3,776	5,351	9,127	1,303	1992/2013	1/21/2014
Savoy Plaza	Savoy, IL	—	4,304	10,895	448	4,373	11,274	15,647	2,264	1999/2007	1/31/2014
The Shops of Uptown	Park Ridge, IL	—	7,744	16,884	537	7,857	17,308	25,165	2,700	2006	2/25/2014
Chapel Hill North	Chapel Hill, NC	7,196	4,776	10,190	783	5,009	10,740	15,749	2,034	1998	2/28/2014
Winchester Gateway	Winchester, VA	—	9,342	23,468	1,659	9,548	24,921	34,469	4,037	2006	3/5/2014
Stonewall Plaza	Winchester, VA	—	7,929	16,642	605	7,954	17,222	25,176	2,911	2007	3/5/2014
Coppell Market Center	Coppell, TX	12,359	4,869	12,237	89	4,917	12,278	17,195	2,038	2008	3/5/2014
Harrison Pointe	Cary, NC	—	10,006	11,208	422	10,155	11,481	21,636	2,718	2002	3/11/2014
Town Fair Center	Louisville, KY	—	8,108	14,411	2,712	8,339	16,892	25,231	3,162	1988/1994	3/12/2014
Villages at Eagles Landing	Stockbridge, GA	2,096	2,824	5,515	538	2,940	5,937	8,877	1,311	1995	3/13/2014
Towne Centre at Wesley Chapel	Wesley Chapel, FL	—	2,465	5,554	201	2,574	5,646	8,220	1,063	2000	3/14/2014
Dean Taylor Crossing	Suwanee, GA	—	3,903	8,192	181	3,995	8,281	12,276	1,707	2000	3/14/2014
Champions Gate Village	Davenport, FL	—	1,813	6,060	211	1,880	6,204	8,084	1,225	2001	3/14/2014
Goolsby Pointe	Riverview, FL	—	4,131	5,341	284	4,169	5,587	9,756	1,183	2000	3/14/2014
Statler Square	Staunton, VA	7,636	4,108	9,072	743	4,523	9,400	13,923	1,827	1989	3/21/2014
Burbank Plaza	Burbank, IL	—	2,971	4,546	3,110	3,477	7,150	10,627	1,153	1972/1995	3/25/2014
Hamilton Village	Chattanooga, TN	—	11,691	18,968	1,508	12,234	19,933	32,167	3,956	1989	4/3/2014
Waynesboro Plaza	Waynesboro, VA	—	5,597	8,334	102	5,642	8,391	14,033	1,593	2005	4/30/2014
Southwest Marketplace	Las Vegas, NV	—	16,019	11,270	2,064	16,080	13,273	29,353	2,336	2008	5/5/2014

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Hampton Village	Taylors, SC	—	5,456	7,254	2,580	5,741	9,549	15,290	1,776	1959/1998	5/21/2014
Central Station	Louisville, KY	—	6,144	6,931	1,451	6,380	8,146	14,526	1,446	2005/2007	5/23/2014
Kirkwood Market Place	Houston, TX	—	5,786	9,697	392	5,897	9,978	15,875	1,607	1979/2008	5/23/2014
Fairview Plaza	New Cumberland, PA	—	2,787	8,500	186	2,879	8,594	11,473	1,343	1992/1999	5/27/2014
Broadway Promenade	Sarasota, FL	—	3,832	6,795	176	3,863	6,940	10,803	1,067	2007	5/28/2014
Townfair Shopping Center	Indiana, PA	14,142	7,007	13,233	1,049	7,190	14,099	21,289	2,421	1995/2010	5/29/2014
Deerwood Lake Commons	Jacksonville, FL	—	2,198	8,878	431	2,290	9,217	11,507	1,400	2003	5/30/2014
Heath Brook Commons	Ocala, FL	—	3,470	8,353	340	3,528	8,635	12,163	1,399	2002	5/30/2014
Park View Square	Miramar, FL	—	5,701	9,303	415	5,737	9,682	15,419	1,547	2003	5/30/2014
St. Johns Commons	Jacksonville, FL	—	1,599	10,387	553	1,731	10,808	12,539	1,620	2003	5/30/2014
West Creek Commons	Coconut Creek, FL	6,079	7,404	12,710	590	7,526	13,178	20,704	1,821	2003	5/30/2014
Lovejoy Village	Jonesboro, GA	—	1,296	7,029	550	1,352	7,523	8,875	1,118	2001	6/3/2014
The Orchards	Yakima, WA	—	5,425	8,743	269	5,596	8,841	14,437	1,480	2002	6/3/2014
Hannaford Plaza	Waltham, MA	—	4,614	7,903	228	4,715	8,030	12,745	1,139	1950/1993	6/23/2014
Shaw’s Plaza Easton	Easton, MA	—	5,520	7,173	412	5,727	7,378	13,105	1,323	1984/2004	6/23/2014
Shaw’s Plaza Hanover	Hanover, MA	—	2,826	5,314	10	2,826	5,324	8,150	855	1994	6/23/2014
Cushing Plaza	Cohasset, MA	—	5,752	14,796	345	6,029	14,864	20,893	2,071	1997	6/23/2014
Lynnwood Place	Jackson, TN	—	3,341	4,826	1,190	3,523	5,834	9,357	1,154	1986/2013	7/28/2014
Battle Ridge Pavilion	Marietta, GA	—	3,124	9,866	296	3,220	10,066	13,286	1,584	1999	8/1/2014
Thompson Valley Towne Center	Loveland, CO	5,912	5,759	17,387	913	5,961	18,098	24,059	2,718	1999	8/1/2014
Lumina Commons	Wilmington, NC	8,296	2,006	11,250	469	2,046	11,679	13,725	1,552	1974/2007	8/4/2014
Driftwood Village	Ontario, CA	—	6,811	12,993	924	7,176	13,552	20,728	2,059	1985	8/7/2014
French Golden Gate	Bartow, FL	—	2,599	12,877	1,278	2,671	14,083	16,754	1,901	1960/2011	8/28/2014
Orchard Square	Washington Township, MI	6,539	1,361	11,550	198	1,427	11,682	13,109	1,727	1999	9/8/2014
Trader Joe’s Center	Dublin, OH	—	2,338	7,922	664	2,520	8,404	10,924	1,314	1986	9/11/2014
Palmetto Pavilion	North Charleston, SC	—	2,509	8,526	494	2,946	8,583	11,529	1,236	2003	9/11/2014
Five Town Plaza	Springfield, MA	—	8,912	19,635	4,719	9,901	23,365	33,266	3,960	1970/2013	9/24/2014
Beavercreek Towne Center	Beavercreek, OH	—	14,055	30,799	413	14,367	30,900	45,267	5,017	1994	10/24/2014
Fairfield Crossing	Beavercreek, OH	—	3,571	10,026	69	3,605	10,061	13,666	1,484	1994	10/24/2014
Grayson Village	Loganville, GA	—	3,952	5,620	404	4,006	5,970	9,976	1,351	2002	10/24/2014
The Fresh Market Commons	Pawleys Island, SC	—	2,442	4,941	76	2,442	5,017	7,459	774	2011	10/28/2014
Claremont Village	Everett, WA	—	5,511	10,544	880	5,741	11,194	16,935	1,633	1994/2012	11/6/2014

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Juan Tabo Plaza	Albuquerque, NM	—	2,466	4,568	573	2,592	5,015	7,607	989	1975/1989	11/12/2014
Cherry Hill Marketplace	Westland, MI	—	4,641	10,137	1,934	4,858	11,854	16,712	1,710	1992/2000	12/17/2014
Shoppes at Ardrey Kell	Charlotte, NC	—	6,724	8,150	648	6,850	8,672	15,522	1,459	2008	12/17/2014
Nor'Wood Shopping Center	Colorado Springs, CO	—	5,358	6,684	453	5,429	7,066	12,495	1,216	2003	1/8/2015
Sunburst Plaza	Glendale, AZ	—	3,435	6,041	519	3,527	6,468	9,995	1,204	1970	2/11/2015
Rivermont Station	Alpharetta, GA	2,191	6,876	8,917	714	7,098	9,409	16,507	1,923	1996/2003	2/27/2015
Breakfast Point Marketplace	Panama City Beach, FL	—	5,579	12,051	467	5,769	12,328	18,097	1,661	2009/2010	3/13/2015
Falcon Valley	Lenexa, KS	—	3,131	6,874	215	3,312	6,908	10,220	1,024	2008/2009	3/13/2015
Lake Wales	Lake Wales, FL	—	1,273	2,164	—	1,273	2,164	3,437	323	1998	3/13/2015
Lakeshore Crossing	Gainesville, GA	—	3,857	5,937	32	3,857	5,969	9,826	1,140	1993/1994	3/13/2015
Onalaska	Onalaska, WI	—	2,669	5,648	1	2,670	5,648	8,318	938	1992/1993	3/13/2015
Coronado Center	Santa Fe, NM	—	4,395	16,461	1,573	4,464	17,965	22,429	1,870	1964	5/1/2015
Northwoods Crossing	Taunton, MA	—	10,092	14,437	195	10,230	14,494	24,724	1,826	2003/2010	5/24/2016
Murphy Marketplace	Murphy, TX	—	28,652	33,122	452	28,828	33,398	62,226	2,393	2008/2015	6/24/2016
Harbour Village	Jacksonville, FL	—	5,630	16,727	473	5,910	16,920	22,830	1,005	2006	9/22/2016
Oak Mill Plaza	Niles, IL	1,242	6,843	13,692	689	7,288	13,936	21,224	1,179	1977	10/3/2016
Southern Palms	Tempe, AZ	24,350	10,026	24,346	416	10,279	24,509	34,788	1,659	1982	10/26/2016
Golden Eagle Village	Clermont, FL	7,455	3,068	7,735	230	3,098	7,935	11,033	471	2011	10/27/2016
Georgesville Square	Columbus, OH	—	11,137	19,663	593	11,415	19,978	31,393	1,313	1996	12/15/2016
Atwater Marketplace	Atwater, CA	—	6,116	7,597	357	6,280	7,790	14,070	437	2008	2/10/2017
Rocky Ridge Station	Roseville, CA	22,049	5,449	29,207	215	5,571	29,300	34,871	762	1996	4/18/2017
Greentree Station	Racine, WI	—	2,955	8,718	461	3,244	8,890	12,134	289	1989/1994	5/5/2017
Titusville Station	Titusville, FL	—	3,632	9,133	487	3,828	9,424	13,252	305	1985/2011	6/15/2017
Sierra Station	Corona, CA	7,603	9,011	17,989	701	9,174	18,527	27,701	429	1991	6/20/2017
Hoffman Station	Hoffman Estates, IL	—	8,941	22,871	310	9,160	22,962	32,122	357	1987	9/5/2017
Winter Springs Town Center	Winter Springs, FL	—	4,871	18,892	86	4,943	18,906	23,849	140	2002	10/20/2017
Flynn Crossing Center	Alpharetta, GA	—	6,581	16,075	1	6,582	16,075	22,657	126	2004	10/26/2017
Vaughn's at East North	Greenville, SC	—	1,704	3,077	101	1,704	3,178	4,882	78	1979	10/4/2017
Ashland Junction	Ashland, VA	—	4,987	6,043	107	5,058	6,079	11,137	144	1989	10/4/2017
Barclay Place Shopping Center	Lakeland, FL	—	1,984	7,061	237	2,012	7,270	9,282	122	1989	10/4/2017
Barnwell Plaza	Barnwell, SC	—	1,190	1,883	—	1,190	1,883	3,073	69	1985	10/4/2017
Birdneck Shopping Center	Virginia Beach, VA	—	1,900	3,249	147	1,925	3,371	5,296	63	1987	10/4/2017
Cactus Village	Phoenix, AZ	—	4,313	5,854	199	4,313	6,053	10,366	86	1986	10/4/2017

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Centre Stage Shopping Center	Springfield, TN	—	4,746	9,519	55	4,792	9,528	14,320	160	1989	10/4/2017
Civic Center	Cincinnati, OH	—	2,448	1,961	(19)	2,448	1,942	4,390	109	1986	10/4/2017
Countryside Shopping Center	Port Orange, FL	—	2,923	12,288	186	2,949	12,448	15,397	169	1983	10/4/2017
Crossroads Plaza	Asheboro, NC	—	1,722	2,718	69	1,760	2,749	4,509	63	1984	10/4/2017
Dunlop Village	Colonial Heights, VA	—	2,420	4,892	235	2,420	5,127	7,547	78	1987	10/4/2017
Edgecombe Square	Tarboro, NC	—	1,412	2,258	221	1,412	2,479	3,891	82	1990	10/4/2017
Emporia West Plaza	Emporia, KS	—	872	3,380	108	872	3,488	4,360	65	1980/2000	10/4/2017
Fairview Park Plaza	Centralia, IL	—	3,913	12,225	127	3,913	12,352	16,265	353	1969/1998	10/4/2017
Forest Park Square	Cincinnati, OH	—	4,007	5,789	105	4,007	5,894	9,901	121	1988	10/4/2017
Gateway Plaza	Sumter, SC	—	2,330	8,092	13	2,330	8,105	10,435	98	1989	10/4/2017
Geist Centre	Indianapolis, IN	—	3,873	6,760	27	3,873	6,787	10,660	99	1989	10/4/2017
Goshen Station	Goshen, OH	—	1,555	4,616	11	1,561	4,621	6,182	98	1973/2003	10/4/2017
Governors Square	Montgomery, AL	—	6,460	9,772	249	6,460	10,021	16,481	185	1960/2000	10/4/2017
Greenwood West Shopping Center	Greenwood, MS	—	1,224	5,674	105	1,223	5,780	7,003	125	1989	10/4/2017
Guadalupe Plaza	Albuquerque, NM	—	2,920	7,885	47	2,920	7,932	10,852	98	1985	10/4/2017
The Village Shopping Center	Mooresville, IN	—	2,363	8,145	678	2,363	8,823	11,186	133	1965/1997	10/4/2017
Heritage Oaks	Gridley, CA	5,190	2,390	7,404	13	2,390	7,417	9,807	144	1979	10/4/2017
Hickory Plaza	Nashville, TN	5,136	2,927	5,099	4	2,927	5,103	8,030	82	1974/1986	10/4/2017
Highland Fair	Gresham, OR	7,332	3,263	7,912	172	3,264	8,083	11,347	98	1984/1999	10/4/2017
High Point Village	Bellefontaine, OH	—	3,386	7,433	95	3,386	7,528	10,914	172	1988	10/4/2017
Jackson Village	Jackson, KY	—	1,606	6,952	243	1,612	7,189	8,801	149	1985/1996	10/4/2017
Mayfair Village	Hurst, TX	—	15,343	16,439	151	15,343	16,590	31,933	246	1981/2004	10/4/2017
LaPlata Plaza	La Plata, MD	—	8,434	22,838	50	8,456	22,866	31,322	261	2003	10/4/2017
Lafayette Square	Lafayette, IN	7,703	5,387	5,636	40	5,387	5,676	11,063	239	1963/2001	10/4/2017
Landen Square	Maineville, OH	—	2,081	3,462	80	2,081	3,542	5,623	78	1981/2003	10/4/2017
Marion City Square	Marion, NC	—	2,811	6,103	267	2,846	6,335	9,181	164	1987	10/4/2017
Melbourne Village Plaza	Melbourne, FL	—	5,418	7,218	551	5,508	7,679	13,187	191	1987	10/4/2017
Commerce Square	Brownwood, TX	—	6,027	8,267	218	6,027	8,485	14,512	161	1969/2007	10/4/2017
Upper Deerfield Plaza	Bridgeton, NJ	—	5,073	5,770	437	5,073	6,207	11,280	197	1977/1994	10/4/2017
Monfort Heights	Cincinnati, OH	—	2,357	3,545	9	2,357	3,554	5,911	59	1987	10/4/2017
Mountain Park Plaza	Roswell, GA	6,814	6,118	6,637	31	6,118	6,668	12,786	92	1988/2003	10/4/2017
Nordan Shopping Center	Danville, VA	—	1,911	6,691	125	1,911	6,816	8,727	111	1961/2002	10/4/2017
Northside Plaza	Clinton, NC	—	1,406	5,122	467	1,416	5,579	6,995	98	1982	10/4/2017

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Page Plaza	Page, AZ	—	2,553	4,277	139	2,559	4,410	6,969	100	1982/1990	10/4/2017
Palmetto Plaza	Sumter, SC	—	2,732	7,193	202	2,739	7,388	10,127	105	1964/2002	10/4/2017
Park Place Plaza	Port Orange, FL	—	2,347	8,303	183	2,370	8,463	10,833	125	1984	10/4/2017
Parkway Station	Warner Robins, GA	—	3,416	5,170	318	3,416	5,488	8,904	110	1982	10/4/2017
Parsons Village	Seffner, FL	5,048	3,465	10,747	128	3,471	10,869	14,340	158	1983/1994	10/4/2017
Portland Village	Portland, TN	—	1,408	5,214	44	1,408	5,258	6,666	83	1984	10/4/2017
Promenade Shopping Center	Jacksonville, FL	—	6,513	6,037	288	6,513	6,325	12,838	209	1990	10/4/2017
Quail Valley Shopping Center	Missouri City, TX	—	2,452	11,396	351	2,452	11,747	14,199	163	1983	10/4/2017
Hillside Salt Lake WAG	Hillside, UT	2,044	691	1,739	—	691	1,739	2,430	18	2006	10/4/2017
Rolling Hills Shopping Center	Tucson, AZ	8,941	5,398	11,762	66	5,398	11,828	17,226	166	1980/1997	10/4/2017
South Oaks Shopping Center	Live Oak, FL	3,418	1,742	5,093	22	1,742	5,115	6,857	140	1976/2000	10/4/2017
East Pointe Plaza	Columbia, SC	—	7,496	11,293	565	7,505	11,849	19,354	272	1990	10/4/2017
Southgate Center	Heath, OH	—	4,246	22,672	102	4,251	22,769	27,020	308	1960/1997	10/4/2017
Country Club Center	Rio Rancho, NM	—	3,000	5,430	139	3,000	5,569	8,569	93	1977	10/4/2017
Summerville Galleria	Summerville, SC	—	4,104	8,552	246	4,235	8,667	12,902	131	1989/2003	10/4/2017
The Oaks	Hudson, FL	—	3,876	6,668	71	3,931	6,684	10,615	154	1981	10/4/2017
Riverplace Centre	Noblesville, IN	—	3,890	3,661	490	3,890	4,151	8,041	103	1992	10/4/2017
Timberlake Station	Lynchburg, VA	—	2,427	1,979	20	2,426	2,000	4,426	62	1950/1996	10/4/2017
Town & Country Center	Hamilton, OH	2,200	2,268	4,372	16	2,279	4,377	6,656	79	1950	10/4/2017
Powell Villa	Portland, OR	—	3,364	7,016	398	3,364	7,414	10,778	75	1959/1991	10/4/2017
Towne Crossing Shopping Center	Mesquite, TX	—	5,358	15,389	341	5,358	15,730	21,088	212	1984	10/4/2017
Village at Waterford	Midlothian, VA	4,474	2,702	5,021	178	2,702	5,199	7,901	77	1991	10/4/2017
Buckingham Square	Richardson, TX	—	2,087	6,392	384	2,087	6,776	8,863	89	1978	10/4/2017
Western Square Shopping Center	Laurens, SC	—	1,013	3,302	102	1,013	3,404	4,417	103	1978/1991	10/4/2017
White Oaks Plaza	Spindale, NC	—	3,140	4,476	454	3,149	4,921	8,070	207	1988	10/4/2017
Windsor Center	Dallas, NC	—	2,488	5,186	—	2,488	5,186	7,674	106	1974/1996	10/4/2017
Winery Square	Fairfield, CA	—	4,288	13,975	408	4,347	14,324	18,671	182	1987	10/4/2017
12 West Marketplace	Litchfield, MN	—	835	3,538	—	835	3,538	4,373	95	1989	10/4/2017
Orchard Plaza	Altoona, PA	1,658	2,537	5,260	106	2,537	5,366	7,903	105	1987	10/4/2017
Willowbrook Commons	Nashville, TN	—	5,384	5,983	41	5,384	6,024	11,408	98	2005	10/4/2017
Edgewood Towne Center	Edgewood, PA	—	10,029	22,357	278	10,029	22,635	32,664	356	1990	10/4/2017
Everson Pointe	Snellville, GA	—	4,222	8,421	17	4,222	8,438	12,660	133	1999	10/4/2017

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(in thousands)
			Initial Cost(1)		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(2)(3)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Gleneagles Court	Memphis, TN	—	3,892	8,149	8	3,892	8,157	12,049	113	1988	10/4/2017
Village Square of Delafield	Delafield, WI	—	6,206	6,582	300	6,219	6,869	13,088	116	2007	10/4/2017
Jasper Manor	Jasper, IN	—	2,684	6,535	27	2,684	6,562	9,246	220	1990	10/4/2017
Eastland Shoppes	Evansville, IN	—	3,463	10,746	—	3,463	10,746	14,209	172	1990	10/4/2017
Pipestone Plaza	Benton Harbor, MI	—	1,894	10,765	—	1,894	10,765	12,659	187	1978	10/4/2017
Northlake(4)	Cincinnati, OH	8,668	2,327	11,776	130	2,367	11,866	14,233	132	1985	10/4/2017
Corporate adjustments(5)	Various	—	—	—	(389)	(164)	(225)	(389)	—
Totals		$245,310	$1,094,468	$2,176,711	$113,792	$1,121,590	$2,263,381	$3,384,971	$314,080
(1) The initial cost to us represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(2) The aggregate cost of real estate owned at December 31, 2017.
(3) The aggregate cost of properties for Federal income tax purposes is approximately $3.4 billion at December 31, 2017.
(4) Amounts consist of corporate building and land.
(5) Amounts consist of elimination of intercompany construction management fees charged by the Investment Management segment to the Owned Real Estate segment properties.
Reconciliation of real estate owned:

	2017	2016
Balance at January 1	$2,329,080	$2,116,480
Additions during the year:
Real estate acquisitions	1,021,204	219,053
Net additions to/improvements of real estate	40,192	26,369
Deductions during the year:
Real estate dispositions	(5,505)	(32,822)
Balance at December 31	$3,384,971	$2,329,080
Reconciliation of accumulated depreciation:

	2017	2016
Balance at January 1	$222,557	$152,433
Additions during the year:
Depreciation expense	92,156	73,703
Deductions during the year:
Accumulated depreciation of real estate dispositions	(633)	(3,579)
Balance at December 31	$314,080	$222,557
* * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 29th day of March 2018.

PHILLIPS EDISON & COMPANY, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2018
Jeffrey S. Edison

/s/ DEVIN I. MURPHY	Chief Financial Officer (Principal Financial Officer)	March 29, 2018
Devin I. Murphy

/s/ JENNIFER L. ROBISON	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2018
Jennifer L. Robison

/s/ LESLIE T. CHAO	Director	March 29, 2018
Leslie T. Chao

/s/ PAUL J. MASSEY, JR.	Director	March 29, 2018
Paul J. Massey, Jr.

/s/ STEPHEN R. QUAZZO	Director	March 29, 2018
Stephen R. Quazzo

/s/ GREGORY S. WOOD	Director	March 29, 2018
Gregory S. Wood