Form 10-Q
period 2018-03-31
Phillips Edison & Company, Inc.
filed 2018-05-10
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2018, there were 183.0 million outstanding shares of common stock of the Registrant.

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Investment in real estate:
Land and improvements	$1,125,816	$1,121,590
Building and improvements	2,274,876	2,263,400
Acquired in-place lease assets	314,378	313,432
Acquired above-market lease assets	53,597	53,524
Total investment in real estate assets	3,768,667	3,751,946
Accumulated depreciation and amortization	(504,912)	(462,025)
Total investment in real estate assets, net	3,263,755	3,289,921
Cash and cash equivalents	14,690	5,716
Restricted cash	17,279	21,729
Account receivable – affiliates	6,935	6,102
Corporate intangible assets, net	52,200	55,100
Goodwill	29,066	29,066
Other assets, net	135,102	118,448
Total assets	$3,519,027	$3,526,082

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,834,829	$1,806,998
Acquired below-market lease liabilities, net of accumulated amortization
of $29,946 and $27,388, respectively	88,523	90,624
Accounts payable – affiliates	1,733	1,359
Accounts payable and other liabilities	132,670	148,419
Total liabilities	2,057,755	2,047,400
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 186,027 and 185,233
shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,860	1,852
Additional paid-in capital	1,638,176	1,629,130
Accumulated other comprehensive income (“AOCI”)	27,381	16,496
Accumulated deficit	(634,164)	(601,238)
Total stockholders’ equity	1,033,253	1,046,240
Noncontrolling interests	428,019	432,442
Total equity	1,461,272	1,478,682
Total liabilities and equity	$3,519,027	$3,526,082

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$71,449	$51,093
Tenant recovery income	22,437	16,936
Fees and management income	8,712	—
Other property income	601	274
Total revenues	103,199	68,303
Expenses:
Property operating	18,115	11,432
Real estate taxes	13,147	10,258
General and administrative	10,461	7,830
Depreciation and amortization	46,427	27,624
Total expenses	88,150	57,144
Other:
Interest expense, net	(16,779)	(8,390)
Other expense, net	(107)	(1,635)
Net (loss) income	(1,837)	1,134
Net loss (income) attributable to noncontrolling interests	237	(28)
Net (loss) income attributable to stockholders	$(1,600)	$1,106
Earnings per common share:
Net (loss) income per share attributable to stockholders - basic and diluted	$(0.01)	$0.01
Weighted-average common shares outstanding:
Basic	185,899	183,230
Diluted	230,352	186,022

Comprehensive income:
Net (loss) income	$(1,837)	$1,134
Other comprehensive income:
Change in unrealized gain on interest rate swaps	13,488	1,816
Comprehensive income	11,651	2,950
Net loss (income) attributable to noncontrolling interests	237	(28)
Other comprehensive income attributable to noncontrolling interests	(2,603)	—
Comprehensive income attributable to stockholders	$9,285	$2,922

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2017	185,062	$1,851	$1,627,098	$11,916	$(439,484)	$1,201,381	$23,406	$1,224,787
Share repurchases	(3,955)	(40)	(40,300)	—	—	(40,340)	—	(40,340)
Dividend reinvestment plan (“DRIP”)	1,345	14	13,702	—	—	13,716	—	13,716
Change in unrealized gain on interest rate swaps	—	—	—	1,816	—	1,816	—	1,816
Common distributions declared, $0.17 per share	—	—	—	—	(30,334)	(30,334)	—	(30,334)
Distributions to noncontrolling interests	—	—	—	—	—	—	(465)	(465)
Share-based compensation	—	—	15	—	—	15	—	15
Net income	—	—	—	—	1,106	1,106	28	1,134
Balance at March 31, 2017	182,452	$1,825	$1,600,515	$13,732	$(468,712)	$1,147,360	$22,969	$1,170,329

Balance at January 1, 2018	185,233	$1,852	$1,629,130	$16,496	$(601,238)	$1,046,240	$432,442	$1,478,682
Share repurchases	(366)	(4)	(4,011)	—	—	(4,015)	—	(4,015)
DRIP	1,160	12	12,752	—	—	12,764	—	12,764
Change in unrealized gain on interest rate swaps	—	—	—	10,885	—	10,885	2,603	13,488
Common distributions declared, $0.17 per share	—	—	—	—	(31,326)	(31,326)	—	(31,326)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,789)	(6,789)
Share-based compensation	—	—	318	—	—	318	—	318
Other	—	—	(13)	—	—	(13)	—	(13)
Net loss	—	—	—	—	(1,600)	(1,600)	(237)	(1,837)
Balance at March 31, 2018	186,027	$1,860	$1,638,176	$27,381	$(634,164)	$1,033,253	$428,019	$1,461,272

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)
(In thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,837)	$1,134
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	42,040	27,284
Net amortization of above- and below-market leases	(1,007)	(331)
Amortization of deferred financing expense	1,226	1,192
Depreciation and amortization of corporate assets	4,128	—
Net gain on write-off of unamortized capitalized leasing commissions,
market debt adjustments, and deferred financing expense	—	(477)
Straight-line rent	(1,057)	(493)
Other	319	36
Changes in operating assets and liabilities:
Accounts receivable – affiliates	(833)	—
Other assets	(3,556)	(6,929)
Accounts payable – affiliates	374	234
Accounts payable and other liabilities	(16,287)	(1,194)
Net cash provided by operating activities	23,510	20,456
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(8,374)	(16,069)
Capital expenditures	(8,593)	(5,457)
Proceeds from sale of real estate	39	250
Net cash used in investing activities	(16,928)	(21,276)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	(36,000)	57,000
Proceeds from mortgages and loans payable	65,000	—
Payments on mortgages and loans payable	(2,646)	(37,710)
Distributions paid, net of DRIP	(18,710)	(16,656)
Distributions to noncontrolling interests	(6,827)	(461)
Repurchases of common stock	(2,875)	(40,340)
Net cash used in financing activities	(2,058)	(38,167)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,524	(38,987)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	27,445	49,946
End of period	$31,969	$10,959

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$14,690	$5,894
Restricted cash	17,279	5,065
Cash, cash equivalents, and restricted cash at end of period	$31,969	$10,959

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$15,792	$8,178
Accrued capital expenditures	2,252	1,970
Change in accrued share repurchase obligation	1,140	—
Distributions reinvested	12,764	13,716

See notes to consolidated financial statements.

Phillips Edison & Company, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION
Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) was formed as a Maryland corporation in October 2009. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership I, L.P., (the “Operating Partnership”), a Delaware limited partnership formed in December 2009. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Grocery Center OP GP I LLC, is the sole general partner of the Operating Partnership.
We invest primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national and regional retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to certain non-traded, publicly registered real estate investment trusts (“REITs”) and private funds (“Managed Funds”). The Managed Funds include Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), Phillips Edison Grocery Center REIT III, Inc. (“REIT III”), Phillips Edison Limited Partnership (“PELP”), and Necessity Retail Partners (“NRP”).
As of March 31, 2018, we owned fee simple interests in 237 real estate properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. For example, significant estimates and assumptions have been made with respect to the useful lives of assets, recoverable amounts of receivables, and other fair value measurement assessments required for the preparation of the consolidated financial statements. As a result, these estimates are subject to a degree of uncertainty.
Other than those noted below, there have been no changes to our significant accounting policies during the three months ended March 31, 2018. For a full summary of our accounting policies, refer to our 2017 Annual Report on Form 10-K filed with the SEC on March 30, 2018.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison & Company, Inc. for the year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2018, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Income Taxes—Our consolidated financial statements include the operations of one wholly owned subsidiary that has jointly elected to be treated as a Taxable REIT Subsidiary (“TRS”) and is subject to U.S. federal, state, and local income taxes at regular corporate tax rates. As of March 31, 2018 and December 31, 2017, a full valuation allowance was recorded for the entire amount of the net deferred tax asset. During the three months ended March 31, 2018, there was no tax expense recorded due to the full valuation allowance and having a net operating loss. We are continuing to evaluate the impact of the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) on the organization as a whole, but we do not expect there to be a material impact on our consolidated financial statements.

Newly Adopted and Recently Issued Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842), ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842
This update amends existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.

In January 2018, the FASB issued ASU 2018-01, which includes amendments to clarify land easements are within the scope of the new leases standard (Topic 842). Early adoption is permitted as of the original effective date.
January 1, 2019
We are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements. We have identified areas within our accounting policies we believe could be impacted by the new standard. This standard impacts the lessor’s ability to capitalize certain costs related to leasing, which will result in a reduction in the amount of execution costs currently being capitalized in connection with leasing activities and an increase to our Property Operating expenses.

In January 2018, the FASB issued a proposed ASU related to ASC 842. The update would allow lessors to use a practical expedient to account for non-lease components and related lease components as a single lease component instead of accounting for them separately, if certain conditions are met. This proposal is currently under consideration by regulators.

We also expect to recognize right of use assets on our consolidated balance sheets related to certain ground leases, office space, and office equipment leases where we are the lessee. We will continue to evaluate the effect the adoption of these ASUs will have on our consolidated financial statements. However, we currently believe that the adoption will not have a material impact for operating leases where we are a lessor and will continue to record revenues from rental properties for our operating leases on a straight-line basis. We are still evaluating the impact for leases where we are the lessee.

The following table provides a brief description of newly adopted accounting pronouncements and their effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting	This update clarifies guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.	January 1, 2018	The adoption of this standard did not have a material impact on our consolidated financial statements. We will apply the guidance to any future modifications of share-based compensation awards.
ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)	This update amends existing guidance in order to provide consistency in accounting for the derecognition of a business or nonprofit activity.	January 1, 2018	We did not record any cumulative adjustment in connection with the adoption of the new pronouncement. We determined that these changes did not have any impact on our consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350)
This update amends existing guidance in order to simplify impairment testing for goodwill. It is effective for annual reporting periods beginning after January 1, 2021, but early adoption is permitted.
		January 1, 2018	We elected to adopt this standard as of January 1, 2018. The adoption of this standard did not have any impact on our consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230); ASU 2016-18, Statement of Cash Flows (Topic 230)
These updates address the presentation of eight specific cash receipts and cash payments on the statement of cash flows, as well as clarify the classification and presentation of restricted cash on the statement of cash flows.
		January 1, 2018	We adopted these ASUs by applying a retrospective transition method which requires a restatement of our consolidated statement of cash flows for all periods presented.

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
January 1, 2018
Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the adoption of this standard did not have a material impact on our rental or reimbursement revenue. However, the standard does apply to a majority of our fees and management income. We have evaluated the impact of this standard on our fees and management income; it did not have a material impact on our revenue recognition, but we have provided additional disclosures around fees and management revenue. We adopted this guidance on a modified retrospective basis.

Reclassifications—The following line item on our consolidated statement of operations and comprehensive income for the three months ended March 31, 2017, was reclassified:

•	Unrealized Gain (Loss) on Derivatives and Reclassification of Derivative Loss to Interest Expense were combined to Change in Unrealized Gain on Interest Rate Swaps.

3. PELP ACQUISITION
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
We issued 39.4 million OP units with an estimated fair value per unit of $10.20 at the time of the transaction. Certain of our executive officers who received OP units as part of the PELP transaction entered into an agreement which provides that they will not transfer their OP units for either two or three years following the closing. The remaining holders of the OP units are subject to the terms of exchange for shares of common stock outlined in the Third Amended and Restated Agreement of Limited Partnership (see Note 9). The terms of the PELP transaction include an earn-out structure with an opportunity for up to an additional 12.5 million OP units to be issued. For more detail regarding this earn-out, see Note 13.
Immediately following the closing of the PELP transaction, our shareholders owned approximately 80.6% and former PELP shareholders owned approximately 19.4% of the combined company.

Assets Acquired and Liabilities Assumed—The PELP transaction was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The preliminary fair market value of the assets acquired and liabilities assumed was based on a valuation report prepared by a third-party valuation specialist that was subject to management’s review and approval. The following table summarizes the purchase price allocation based on that report (in thousands):

Amount
Assets:
Land and improvements	$269,140
Building and improvements	574,173
Intangible lease assets	93,506
Cash	5,930
Accounts receivable and other assets	42,426
Management contracts	58,000
Goodwill	29,066
Total assets acquired	1,072,241
Liabilities:
Accounts payable and other liabilities	48,342
Acquired below-market leases	49,109
Total liabilities acquired	97,451
Net assets acquired	$974,790
The allocation of the purchase price was based on management’s assessment, which may change in the future as more information becomes available and could have an impact on the unaudited pro forma financial information presented below. Subsequent adjustments made to the purchase price allocation upon the completion of our fair value assessment process will not exceed one year from the acquisition date. The allocation of the purchase price above required a significant amount of judgment and represented management’s best estimate of the fair value as of the acquisition date.
Intangible Assets and Liabilities—The fair value and weighted-average amortization periods for the intangible assets and liabilities acquired in the PELP transaction as of the transaction date were as follows (dollars in thousands, useful life in years):

	Fair Value	Weighted-Average Useful Life
Management contracts	$58,000	5
Acquired in-place leases	83,305	9
Acquired above-market leases	10,201	7
Acquired below-market leases	(49,109)	13
Goodwill—In connection with the PELP transaction, we recorded goodwill of $29.1 million as a result of the consideration exceeding the fair value of the net assets acquired. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. We do not expect that the goodwill will be deductible for tax purposes. The goodwill recorded represents our management structure and its ability to generate additional opportunities for revenue and raise additional funds, and therefore the full amount of goodwill was allocated to the Investment Management segment, which comprises one reporting unit. For more information about each of our reporting segments, see Note 14.
Results of Operations—The consolidated net assets and results of operations of PELP’s contributions were included in the consolidated financial statements from the transaction date going forward and resulted in the following impact to Total Revenues and Net Loss for the three months ended March 31, 2018 (in thousands):

2018
Revenues	$21,470
Net income	1,302
Acquisition Costs—We incurred approximately $17.0 million of costs related to the PELP transaction, $1.6 million of which was incurred during the three months ended March 31, 2017, and was recorded in Other Expense, Net on the consolidated statements of operations. No costs related to the PELP transaction were recorded in 2018.

Pro Forma Results (Unaudited)—The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if the PELP transaction had occurred on January 1, 2016. These results contain certain nonrecurring adjustments, such as the elimination of transaction expenses incurred related to the PELP transaction and the elimination of intercompany activity related to creating an internalized management structure. This pro forma information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the PELP transaction occurred at the beginning of the period, nor does it purport to represent the results of future operations.

For the Three Months Ended March 31,
(in thousands)	2017
Pro forma revenues	$98,679
Pro forma net income attributable to stockholders	799

4. REAL ESTATE ACQUISITIONS
During the three months ended March 31, 2018, we acquired one grocery-anchored shopping center for $8.4 million. During the three months ended March 31, 2017, we acquired one grocery-anchored shopping center for $15.0 million. Neither of these acquisitions were considered business combinations, but rather were classified as asset acquisitions. As such, most acquisition-related costs were capitalized and are included in the total purchase prices shown below. Our 2018 acquisition closed out the Internal Revenue Code (“IRC”) Section 1031 like-kind exchange outstanding at December 31, 2017.
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired as part of the above transactions during the three months ended March 31, 2018 and 2017, are as follows (dollars in thousands, weighted-average useful life in years):

	2018		2017
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Acquired in-place leases	$946	6	$1,817	15
Acquired above-market leases	74	3	110	4
Acquired below-market leases	(457)	16	(593)	24

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Other Assets, Net:
Deferred leasing commissions and costs	$30,932	$29,055
Deferred financing costs	13,971	13,971
Office equipment, including capital lease assets, and other	11,512	10,308
Total depreciable and amortizable assets	56,415	53,334
Accumulated depreciation and amortization	(19,677)	(17,121)
Net depreciable and amortizable assets	36,738	36,213
Accounts receivable, net	39,732	41,211
Deferred rent receivable, net	19,281	18,201
Derivative asset	29,984	16,496
Prepaid expenses	7,455	4,232
Investment in affiliates	902	902
Other	1,010	1,193
Total other assets, net	$135,102	$118,448

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, on our debt obligations as of March 31, 2018 and December 31, 2017 (in thousands):

	Interest Rate	March 31, 2018	December 31, 2017
Revolving credit facility(1)	LIBOR + 1.40%	$25,569	$61,569
Term loans(2)(3)	2.51%-3.93%	1,205,000	1,140,000
Secured loan facility due 2026	3.55%	175,000	175,000
Secured loan facility due 2027	3.52%	195,000	195,000
Mortgages and other	3.75%-7.91%	244,310	246,217
Assumed market debt adjustments, net(4)		4,983	5,254
Deferred financing costs(5)		(15,033)	(16,042)
Total		$1,834,829	$1,806,998

(1)
The gross borrowings and payments under our revolving credit facility were $55.0 million and $91.0 million, respectively, during the three months ended March 31, 2018. The revolving credit facility had a capacity of $500 million as of March 31, 2018 and December 31, 2017. The revolving credit facility matures in October 2021, with additional options to extend the maturity to October 2022.

(2)
We have six term loans with maturities ranging from 2019 to 2024. The $100 million term loan maturing in February 2019 has options to extend the maturity to 2021. We will consider options for refinancing the loan or exercising the option upon maturity. As of March 31, 2018, the availability on our revolving credit facility exceeded the balance on the loan maturing in 2019. The $175 million term loan maturing in 2020 also has options to extend its maturity to 2021.

(3)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies, nor do they constitute obligations of such consolidated limited liability companies as of March 31, 2018 and December 31, 2017.

(4)	Net of accumulated amortization of $4.0 million and $3.7 million as of March 31, 2018 and December 31, 2017, respectively.

(5)	Net of accumulated amortization of $6.3 million and $5.4 million as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018 and December 31, 2017, the weighted-average interest rate for all of our debt obligations was 3.4%.
The allocation of total debt between fixed- and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing costs, as of March 31, 2018 and December 31, 2017, is summarized below (in thousands):

	March 31, 2018	December 31, 2017
As to interest rate:(1)
Fixed-rate debt	$1,606,311	$1,608,217
Variable-rate debt	238,568	209,569
Total	$1,844,879	$1,817,786
As to collateralization:
Unsecured debt	$1,230,569	$1,202,476
Secured debt	614,310	615,310
Total	$1,844,879	$1,817,786

(1)	Includes the effects of derivative financial instruments (see Notes 7 and 13).

7. DERIVATIVES AND HEDGING ACTIVITIES
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
The change in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.

Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $4.9 million will be reclassified from Other Comprehensive Income as a decrease to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of March 31, 2018 and December 31, 2017 (notional amount in thousands):

	March 31, 2018	December 31, 2017
Count	6	6
Notional amount	$992,000	$992,000
Fixed LIBOR	1.2% - 2.2%	1.2% - 2.2%
Maturity date	2019-2024	2019-2024
The table below details the location of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017
Amount of gain recognized in OCI on derivative	$13,440	$1,219
Amount of loss reclassified from AOCI into interest expense	48	597
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of March 31, 2018, the fair value, and thus the termination value if we were to breach any agreement provisions, of our derivatives in a net liability position was approximately $24,000. The fair value includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements. As of March 31, 2018, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions.

8. COMMITMENTS AND CONTINGENCIES
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

9. EQUITY
On May 9, 2018, our board of directors (“Board”) increased the estimated value per share of our common stock to $11.05 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2018. We engaged a third-party valuation firm to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2018, which reflected certain balance sheet assets and liabilities as of that date. Previously, on November 8, 2017, our Board increased the estimated value per share of our common stock to $11.00 from $10.20 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of October 5, 2017, the first full business day after the closing of the PELP transaction.
Shares of our common stock are issued under the DRIP and redeemed under the Share Repurchase Program (“SRP”), as discussed below, at the same price as the estimated value per share in effect at the time of issuance or redemption.
Dividend Reinvestment Plan—The DRIP allows stockholders to invest distributions in additional shares of our common stock. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash.
Share Repurchase Program—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The Board reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase. Further, the cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period.
During the three months ended March 31, 2018, repurchase requests surpassed the funding limits under the SRP. In April 2018, approximately 3.4 million shares of our common stock were repurchased under our SRP. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis. Following the April 2018 share repurchase, we had 11.9 million shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn.
Convertible Noncontrolling Interests—As part of the PELP transaction, we issued 39.4 million OP units that are classified as Noncontrolling Interests. Prior to the PELP transaction, the Operating Partnership also issued limited partnership units that were designated as Class B units for asset management services provided by our former advisor. Upon closing of the PELP transaction, all outstanding Class B units vested and were converted to OP units.
Under the terms of the Third Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to exchange OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year. As the form of redemption for OP units is within our control, the OP units outstanding as of March 31, 2018 and December 31, 2017, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. The cumulative distributions that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity. There were 44.5 million OP units outstanding as of March 31, 2018 and December 31, 2017.
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

OP units held by limited partners other than us are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents, and have the potential to be exchanged for an equal number of shares of our common stock in accordance with the terms of the Partnership Agreement. Phantom stock units, which are restricted stock awards received by employees under our Amended and Restated 2010 Long Term Incentive Plan, are not considered participating securities, as they are not convertible into common stock.
The impact of OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of March 31, 2018 and 2017.
Since the OP units are convertible, they were treated as potentially dilutive in the diluted earnings per share computations for the three months ended March 31, 2018 and 2017. There were 2.8 million unvested Class B units outstanding as of March 31, 2017. As these units were unvested, they were not included in the diluted earnings per share calculation.

The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	2018	2017
Numerator:
Net (loss) income attributable to stockholders - basic	$(1,600)	$1,106
Net (loss) income attributable to convertible OP units(1)	(334)	28
Net (loss) income - diluted	$(1,934)	$1,134
Denominator:
Weighted-average shares - basic	185,899	183,230
Conversion of OP units(1)	44,453	2,785
Effect of dilutive restricted stock awards	—	7
Adjusted weighted-average shares - diluted	230,352	186,022
Earnings per common share:
Net (loss) income attributable to stockholders - basic and diluted	$(0.01)	$0.01
(1) OP units include units previously issued for asset management services provided under our former advisory agreement (see Note 12), as well as units issued as part of the PELP transaction, all of which are convertible into common shares. The Operating Partnership loss attributable to these OP units, which is included as a component of Net Income Attributable to Noncontrolling Interests on the consolidated statements of operations, has been added back in the numerator because these OP units were included in the denominator for all years presented.
As of March 31, 2018, approximately 1.0 million unvested restricted stock awards were outstanding. These securities were anti-dilutive and, as a result, were excluded from the weighted-average common shares used to calculate diluted EPS.

11. REVENUE RECOGNITION AND RELATED PARTY REVENUE
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach. The majority of our revenue is lease revenue derived from our Owned Real Estate segment. We record these amounts as Rental Income and Tenant Recovery Income on the consolidated statements of operations. These revenue amounts are excluded from the scope of ASU 2014-09, as they are accounted for under Topic 840, Leases.
Fee revenues from our Investment Management segment are earned by providing services to the Managed Funds. These fees are within the scope of ASU 2014-09 and are recorded as Fees and Management Income on the consolidated statements of operations. Additional immaterial revenue is recorded as Other Property Income on the consolidated statements of operations. The adoption of ASU 2014-09 did not result in any retrospective adjustments to prior periods as our previous revenue recognition policies aligned with the updated guidance.
The Investment Management segment provides services to Managed Funds that are considered related parties. These services primarily include asset acquisition and disposition services, asset management, operating and leasing of properties, construction management, and other general and administrative responsibilities. These services are currently provided under two types of contracts, advisory agreements and property management agreements. Advisory agreements have a duration of one year and are renewed annually at the discretion of the respective boards, but can be terminated upon notice by either party. Property management agreements include both property management agreements and master services agreements, which we have determined should be evaluated as a single agreement for revenue recognition under GAAP. Property management agreements have no defined term, but can be canceled by either party upon 30 days’ notice.

Summarized below is all fee and management revenue for the Investment Management segment. The revenue includes the fees and reimbursements earned by us from the Managed Funds for the three months ended March 31, 2018, and other revenues that are not in the scope of ASC 606, Revenue from Contracts with Customers, but are included in this table for the purpose of disclosing all related party revenues, (in thousands):

	REIT II	Other parties	Total
Advisory revenue:
Acquisition fees	$155	$256	$411
Asset management fees	3,065	281	3,346
Other advisory fees and reimbursements	75	28	103
Total advisory revenue	3,295	565	3,860

Property Management and Services revenue:
Property management fees	2,079	352	2,431
Leasing commissions	1,172	251	1,423
Construction management fees	75	22	97
Other property management fees and reimbursements	234	143	377
Total property management and services revenue	3,560	768	4,328

Other revenue:
Insurance premiums(1)	80	444	524
Non-operating property revenue	—	133	133

Total fees and management income	$6,935	$1,910	$8,845

(1)	Insurance premium income from other parties was from third parties not affiliated with us.
Because the PELP transaction occurred in October 2017, no fee and management income was earned in the first quarter of 2017.
Advisory Agreements—Under our advisory agreements, we earn revenue for managing day-to-day activities and implementing the investment strategy for the Managed Funds. The wide variety of duties as the advisor within these contracts makes determining the performance obligations within the contracts a matter of judgment. We have concluded that each of the separately disclosed fee types in the below table represents a separate performance obligation within the contract.
Due to the nature of the services being provided under the Advisory Agreements, each performance obligation within the contract has a variable component. Therefore when we determine the transaction price for the contract we are required to constrain our estimate to an amount that is not probable of significant revenue reversal. For the acquisition and disposition services, compensation only occurs if the transaction takes place, and the amount of compensation is dependent upon the contract price for the transaction. Property acquisition and disposition fees are recognized when we satisfy a performance obligation by acquiring a property or transferring control of a property. These fees are billed subsequent to the acquisition or sale of the property and payment is due thereafter.
The following table summarizes the fee structure for our advisory agreements:

Fee Type	Performance Obligation Satisfied	Timing of Payment	Revenue Recognition
Acquisition Fee	Point in time (upon close of transaction)	In cash upon close of transaction	Revenue is recognized based on a percentage of the contract purchase price, including acquisition expenses and any debt.
Disposition Fee	Point in time (upon close of transaction)	In cash upon completion	Revenue is recognized based on a percentage of the contract sales price.
Asset Management Fee and Subordinated Participation	Over time	Monthly, in cash and/or ownership units
Because each increment of service is distinct and substantially the same, revenue is recognized at the end of each reporting period based on a percentage of the cost of assets under management or the applicable NAV.

In addition to the fees listed above, our management company contracts include the potential for additional revenues if certain market conditions are in place or certain events take place. We have not recognized revenue related to these fees, nor will we until it is no longer highly probable that there would be a material reversal of revenue.
Property Management Agreements—Under our property management agreements, we earn revenue for managing day-to-day activities at the properties of the Managed Funds, for which we receive a distinct fee based on a set percentage of gross cash receipts each month. Under the property management agreements, we also serve as a leasing agent to the Managed

Funds. For each new lease, lease renewal, and expansion we receive a distinct fee in the form of a leasing commission. Leasing commissions are recognized at lease execution and are dependent on the terms of the lease. Additionally, we assist in overseeing the construction of various improvements for Managed Funds, for which we receive a distinct fee based on a set percentage of total project cost calculated upon completion of construction. Because both parties in these contracts can cancel upon 30 days’ notice without penalties, their term is considered month-to-month.
The wide variety of duties as the property manager within these contracts makes determining the performance obligations within the contracts a matter of judgment. We have concluded that each of the separately disclosed fee types in the contracts, property management, leasing, and construction management, represents a separate performance obligation within the contract.
Due to the nature of the services being provided under the property management agreements, each performance obligation within the contract has a variable consideration component. However, due to the month-to-month term of these contracts, any uncertainty regarding the amounts to be earned over the contract term is resolved by the end of that month. As a result, we can reliably calculate the amount of the consideration to be recognized with regards to each performance obligation each month.
All property management agreements have terms as follows:

Fee	Performance Obligation Satisfied	Timing of Payment	Revenue Recognition
Property Management	Over time	In cash, monthly	Revenue is recognized based on a percentage of monthly cash receipts at each property.
Leasing Commissions	Point in time	In cash upon completion	Revenue is recognized based on a percentage of the contractual payments to be received per the terms of the lease and occurs when the lease is executed.
Construction Management	Point in time	In cash upon completion
Revenue is recognized based on a percentage of the cost of the construction project. Revenue recognition occurs upon completion of the contract (in the case of a normal capital improvement) or upon the tenant taking possession (in the case of a tenant improvement).

Both the advisory agreements and property management agreements have an original duration of one year or less, and we utilize the practical expedient applicable to such contracts and have not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period nor when we expect to recognize this revenue. Due to the duration of the contracts, we have also utilized the practical expedient and made no adjustment to contract consideration for the effects of financing components.
Related Party Receivables—Summarized below is the detail of our outstanding receivable balance from related parties as of March 31, 2018 and December 31, 2017, respectively (in thousands):

	March 31, 2018		December 31, 2017
	REIT II	Other Parties	REIT II	Other Parties
Contract receivables:
Advisory	$299	$97	$256	$51
Property management and services	1,214	386	1,264	128
Total contract receivables	1,513	483	1,520	179
Other	36	4,903	72	4,331
Total	$1,549	$5,386	$1,592	$4,510
Organizational and Offering Costs—Under the terms of the advisory agreement, we have incurred organizational and offering costs related to REIT III, all of which is recorded in Accounts Receivable - Affiliates on the consolidated balance sheets. Since REIT III’s initial public offering has not commenced, we have only charged REIT III organizational and offering costs related to its private placement, which was approximately $2.0 million as of March 31, 2018.
During the public offering period for REIT III, we will receive an additional contingent advisor payment of 2.15% of the contract purchase price of each property or other real estate investment they acquire. This reimbursement is intended to allow us to recoup a portion of the dealer manager fees and organizational and offering expenses advanced by the REIT III Advisor, which we are a 75% partner. Therefore, this reimbursement shall not exceed the amount of organizational and offering expenses and dealer manager fees outstanding at the time of closing for the acquired property.

12. RELATED PARTY EXPENSE
Economic Dependency—Prior to the completion of the PELP transaction, we were dependent on PE-NTR, Phillips Edison & Company Ltd. (the “Property Manager”), and their respective affiliates for certain services that were essential to us, including asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. Upon closing of the transaction in October 2017, our management structure became internalized and our relationship with PE-NTR and the Property Manager was acquired. As a result, we no longer pay the fees listed below and had no outstanding unpaid amounts related to those fees as of March 31, 2018 or December 31, 2017.
Advisory Agreement—PE-NTR and American Realty Capital II Advisors, LLC (“ARC”) were entitled to specified fees and expenditure reimbursements for certain services, including managing our day-to-day activities and implementing our investment strategy under advisory agreements, as follows:

•	Asset management and subordinated participation fee paid out monthly in cash and/or Class B units;

•	Acquisition fee based on the cost of investments acquired/originated;

•	Acquisition expenses reimbursed related to selecting, evaluating, and acquiring assets; and

•	Disposition fee paid for substantial assistance in connection with the sale of a property.
Summarized below are the fees earned by and the expenses reimbursable to PE-NTR and ARC for the three months ended March 31, 2017 (in thousands):

2017
Acquisition fees(1)	$148
Due diligence fees(1)	30
Asset management fees(2)	5,089
OP units distribution(3)	460
Class B units distribution(4)	438
Total	$6,165

(1)
The majority of acquisition and due diligence fees are capitalized and allocated to the related investment in real estate assets on the consolidated balance sheets based on the acquisition-date fair values of the respective assets and liabilities acquired.

(2)	Asset management fees are presented in General and Administrative on the consolidated statements of operations.

(3)	Distributions are presented as Distributions to Noncontrolling Interests on the consolidated statements of equity.

(4)	The distributions paid to holders of unvested Class B units are presented in General and Administrative on the consolidated statements of operations.
Property Management Agreement—Prior to the completion of the PELP transaction in October 2017, all of our real properties were managed and leased by the Property Manager, which was wholly-owned by PELP. The Property Manager was entitled to the following specified fees and expenditure reimbursements:

•	Property management fee based on monthly gross cash receipts from the properties managed;

•	Leasing commissions paid for leasing services rendered with respect to a particular property;

•	Construction management costs paid for construction management services rendered with respect to a particular property; and

•	Other expenses and reimbursement incurred by the Property Manager on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three months ended March 31, 2017 (in thousands):

2017
Property management fees(1)	$2,586
Leasing commissions(2)	2,323
Construction management fees(2)	304
Other fees and reimbursements(3)	1,709
Total	$6,922

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year were expensed immediately and included in Depreciation and Amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year, and construction management fees, were capitalized and amortized over the life of the related leases or assets.

(3)	Other fees and reimbursements are included in Property Operating and General and Administrative on the consolidated statements of operations based on the nature of the expense.
Other Related Party Matters—Under the terms of the advisory agreement, we have incurred organizational and offering costs related to REIT III. A portion of those costs were incurred by Griffin Capital Corporation (“Griffin sponsor”), a co-sponsor of REIT III. The Griffin sponsor owns a 25% interest and we own a 75% interest in the REIT III Advisor. As such, $1.7 million of the receivable we have from REIT III is reimbursable to the Griffin sponsor and is recorded in Accounts Payable - Affiliates on the consolidated balance sheets.

Upon completion of the PELP transaction, we assumed PELP’s obligation as the limited guarantor for up to $200 million, capped at $50 million in most instances, of NRP’s debt. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor.

13. FAIR VALUE MEASUREMENTS
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
Debt Obligations—We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable). We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed.
The following is a summary of borrowings as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Fair value	$1,799,558	$1,765,151
Recorded value(1)	1,849,862	1,823,040

(1)	Recorded value does not include deferred financing costs of $15.0 million and $16.0 million as of March 31, 2018 and December 31, 2017, respectively.
Recurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis. The fair value measurements of those assets and liabilities as of March 31, 2018 and December 31, 2017, were as follows (in thousands):

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps-term loans(1)	$—	$29,984	$—	$—	$16,496	$—
Interest rate swap-mortgage note(1)	—	(24)	—	—	(61)	—
Earn-out liability(2)	—	—	(38,000)	—	—	(38,000)

(1)	We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets.

(2)
The estimated fair value of the earn-out is presented in Accounts Payable and Other Liabilities on the consolidated balance sheets. We will continue to estimate the fair value of this earn-out liability at each reporting date during the contingency period and record any changes on our consolidated statements of operations.

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
Derivative Instruments—As of March 31, 2018 and December 31, 2017, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities. For a more detailed discussion of these cash flow hedges, see Note 7. As of March 31, 2018 and December 31, 2017, we were also party to an interest rate swap that fixed the variable interest rate on $10.6 million and $10.7 million, respectively, of one of our mortgage notes. The change in fair value of this instrument is recorded in Other Expense, Net on the consolidated statements of operations and was not material for the three months ended March 31, 2018 and 2017.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2018 and December 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

14. SEGMENT INFORMATION
As of March 31, 2018, we operated through two business segments: Owned Real Estate and Investment Management. Prior to the completion of the PELP transaction in October 2017, we only operated through the Owned Real Estate segment. As a result, we did not report any segment disclosures for the three months ended March 31, 2017. We generate revenues and segment profit as follows:

•
Owned Real Estate: Our business objective is to own and operate well-occupied grocery-anchored shopping centers that generate cash flows to support distributions to our shareholders with the potential for capital appreciation. We typically invest in neighborhood shopping centers (generally containing less than 125,000 leasable square feet) located in attractive demographic markets throughout the United States where our management believes our fully integrated operating platform can add value. Through this segment, we own a diversified portfolio of shopping centers subject to long-term net leases with creditworthy tenants in the grocery, retail, restaurant, and service industries. As of March 31, 2018, we owned 237 properties.

•
Investment Management: Through this segment, we are responsible for managing the day-to-day affairs of the Managed Funds, identifying and making acquisitions and investments on their behalf, maintaining and operating their real properties, and recommending to the respective boards of directors an approach for providing investors of the Managed Funds with liquidity. We generate revenues by providing asset management and property management services, in addition to revenues from leasing, acquisition, construction, and disposition services (see Note 11).

Our chief operating decision makers rely primarily on segment profit and similar measures to make decisions regarding allocating resources and assessing segment performance. We allocate certain operating expenses, such as employee related costs and benefits, to our segments. Items not directly attributable to our Owned Real Estate or Investment Management segments are allocated to corporate general and administrative expenses, which is a reconciling item. The table below compares segment profit for each of our operating segments and reconciles total segment profit to Net Loss for the three months ended March 31, 2018 (in thousands):

	2018
	Owned Real Estate	Investment Management	Total
Total revenues	$94,354	$8,845	$103,199
Property operating expenses	(15,467)	(2,648)	(18,115)
Real estate tax expenses	(12,962)	(185)	(13,147)
General and administrative expenses	(425)	(2,288)	(2,713)
Segment profit	$65,500	$3,724	69,224
Corporate general and administrative expenses			(7,748)
Depreciation and amortization			(46,427)
Interest expense, net			(16,779)
Other expense, net			(107)
Net loss			$(1,837)

15. SUBSEQUENT EVENTS
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to March 31, 2018, were as follows (in thousands):

Month	Date of Record	Distribution Rate	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
March	3/15/2018	$0.05583344	4/2/2018	$12,813	$4,119	$8,694
April	4/16/2018	$0.05583344	5/1/2018	12,834	4,015	8,819
In May 2018 our Board authorized distributions for June, July, and August 2018 to the stockholders of record at the close of business on June 15, 2018, July 16, 2018, and August 15 2018, respectively, equal to a monthly amount of $0.05583344 per share of common stock. OP unit holders will receive distributions at the same rate as common stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks include, without limitation, (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) changes in interest rates and the availability of permanent mortgage financing; (v) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vi) the financial stability of tenants, including the ability of tenants to pay rent; (vii) changes in tax, real estate, environmental, and zoning laws; (viii) the concentration of our portfolio in a limited number of industries, geographies, or investments; and (ix) any of the other risks included in this Quarterly Report on Form 10-Q. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
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
See Part II, Item 1A. Risk Factors of this Form 10-Q and Part I, Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K, filed with the SEC on March 30, 2018, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.
All references to “Notes” throughout this document refer to the footnotes to the consolidated financial statements in Part I, Item 1. Financial Statements.

Overview
We were formed as a Maryland corporation in 2009, and elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2010. We are one of the nation’s largest owners and operators of market-leading, grocery-anchored shopping centers. The majority of our revenues are lease revenues derived from our owned real estate investments. Additionally, we operate a third-party investment management business that provides comprehensive real estate and asset management services to the Managed Funds.

Below are statistical highlights of our portfolio:

Total Portfolio as of March 31, 2018
Number of properties(1)	237
Number of states	32
Total square feet (in thousands)	26,407
Leased % of rentable square feet	93.6%
Average remaining lease term (in years)(2)	4.9

(1)	The number of properties does not include additional real estate purchased adjacent to previously acquired centers.

(2)	The average remaining lease term in years excludes future options to extend the term of the lease.
Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after March 31, 2018, for each of the next ten years and thereafter for our 237 shopping centers. The chart shows the leased square feet and ABR represented by the applicable lease expiration year (dollars and square feet in thousands):
Subsequent to March 31, 2018, we renewed approximately 311,000 total square feet and $3.8 million of total ABR of the leases expiring.

Portfolio Tenancy—We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio by tenant type as of March 31, 2018:

The following charts present the composition of our portfolio by tenant industry as of March 31, 2018:
The following table presents our top tenants, grouped according to parent company, by ABR as of March 31, 2018 (dollars and square feet in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Kroger	$25,820	9.2%	3,138	12.7%	55
Publix	17,254	6.1%	1,715	6.9%	37
Ahold Delhaize	10,233	3.6%	854	3.5%	19
Albertsons-Safeway	9,461	3.4%	924	3.7%	17
Giant Eagle	6,799	2.4%	700	2.8%	9
Walmart	5,562	2.0%	1,213	4.9%	11
Dollar Tree	3,576	1.3%	409	1.7%	41
Raley's	3,422	1.2%	193	0.8%	3
Lowe's	3,020	1.1%	473	1.9%	4
SUPERVALU	2,884	1.0%	371	1.5%	9
	$88,031	31.3%	9,990	40.4%	205

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores.

Results of Operations
As part of the PELP transaction we acquired PELP’s third-party investment management business. Prior to the completion of the transaction, we were externally-managed, and our only reportable segment was related to the aggregated operating results of our owned real estate. Therefore, there is no data available prior to October 4, 2017, for the Investment Management segment for comparative purposes. For more detail regarding our segments, see Note 14.
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
Summary of Operating Activities for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Favorable (Unfavorable) Change
(in thousands, except per share amounts)	2018	2017	$	%
Segment Profit:
Owned Real Estate	$65,500	$45,899	$19,601	42.7%
Investment Management	3,724	—	3,724	NM
Total segment profit	69,224	45,899	23,325	50.8%
Corporate general and administrative expenses	(7,748)	(7,116)	(632)	(8.9)%
Depreciation and amortization	(46,427)	(27,624)	(18,803)	(68.1)%
Interest expense, net	(16,779)	(8,390)	(8,389)	(100.0)%
Other expense, net	(107)	(1,635)	1,528	93.5%
Net (loss) income	(1,837)	1,134	(2,971)	NM
Net loss (income) attributable to noncontrolling interests	237	(28)	265	NM
Net (loss) income attributable to stockholders	$(1,600)	$1,106	$(2,706)	NM
Owned Real Estate - Segment Profit

	Three Months Ended March 31,		Favorable (Unfavorable) Change
(in thousands, except per share amounts)	2018	2017	$	%
Total revenues	$94,354	$68,303	$26,051	38.1%
Property operating expenses	(15,467)	(11,432)	(4,035)	(35.3)%
Real estate tax expenses	(12,962)	(10,258)	(2,704)	(26.4)%
General and administrative expenses	(425)	(714)	289	40.5%
Segment profit	$65,500	$45,899	$19,601	42.7%

•	Total revenues increased as follows:

–	$21.5 million was related to the 76 properties acquired in the PELP transaction.

–	$4.2 million was related to nine properties acquired after December 31, 2016, exclusive of the PELP transaction, net of one property disposed in December 2017.

–
The remaining $0.4 million increase was related to the properties acquired before January 1, 2017, outside of the PELP transaction (“same-center portfolio”). The increase was driven by an $0.18 increase in minimum rent per square foot and a 0.3% increase in occupancy.

•
Property operating expenses, which include (i) operating and maintenance expense, consisting of property-related costs such as repairs, general maintenance, landscaping, snow removal, utilities, property insurance, security, and various other property-related expenses; (ii) bad debt expense; and (iii) allocated property management costs subsequent to the PELP transaction and property management costs prior to the transaction, increased as follows:

–
$3.2 million was related to the impact of the PELP transaction, including additional costs related to the 76 properties acquired, offset by the favorable effect of internalizing our management structure.

–	$0.7 million was related to properties acquired or disposed of after December 31, 2016, excluding properties acquired in the PELP transaction.

•	Real estate tax expenses increased as follows:

–	$2.7 million was related to the 76 properties acquired in the PELP transaction.

–	$0.6 million was related to nine properties acquired after December 31, 2016, exclusive of the PELP transaction, net of one property disposed of in December 2017.

–	These increases were offset by a $0.5 million decrease in real estate taxes related to our same-center portfolio primarily due to favorable prior year tax appeals and adjustments.

•	General and administrative expenses were primarily attributed to costs to manage the administrative activities and implement the investment strategies of our Owned Real Estate.

Investment Management - Segment Profit

(in thousands, except per share amounts)	March 31, 2018
Total revenues	$8,845
Property operating expenses	(2,648)
Corporate real estate tax expenses	(185)
General and administrative expenses	(2,288)
Segment profit	$3,724

•	Total revenues were primarily compromised of the following:

–	$3.9 million was attributed to advisory agreements, including acquisition, disposition, and asset management fees, between us and the Managed Funds.

–	$4.3 million was attributed to property management agreements, including property management fees, leasing commissions, and construction management fees, between us and the Managed Funds.

–	For additional detail regarding our fees and management income, see Note 11.

•
The $2.6 million in property operating expenses was primarily related to employee compensation costs to manage the daily property operations of the Managed Funds, as well as insurance costs related to our captive insurance company.

•
General and administrative expenses were primarily attributed to operational costs, as well as employee compensation costs for managing the day-to-day affairs of the Managed Funds, identifying and making acquisitions and investments on their behalf, and communicating with the respective boards of directors and investors of the Managed Funds.

Corporate General and Administrative Expenses

•
The $0.6 million increase in corporate general and administrative expenses was related to additional expenses that were not directly attributable to the revenues generated by either of our segments, including personnel costs and expenses related to our corporate headquarters following the PELP transaction, offset by the elimination of the asset management fee.

Depreciation and Amortization

•
The $18.8 million increase in depreciation and amortization included a $17.3 million increase related to the 76 properties, the management contracts, and the corporate assets acquired in the PELP transaction.

•	The increase also included a $2.0 million increase related to properties acquired after December 31, 2016, excluding properties acquired in the PELP transaction.

•	The increase in depreciation and amortization was offset by a $0.6 million decrease primarily attributed to certain intangible lease assets becoming fully amortized.
Interest Expense, Net

•
The $8.4 million increase in interest expense was primarily due to new secured and unsecured term loan facilities entered into in 2017, including $485 million in loans that were entered into in order to extinguish the corporate debt assumed from PELP, as well as mortgages assumed from PELP. The rise in interest expense was also attributed to our weighted-average interest rate increasing by 0.4% since March 31, 2017, to 3.4% as of March 31, 2018 and our average term increasing to 5.2 years from 3.2 years.

Other Expense, Net

•	The $1.5 million decrease in other expense was a result of transaction costs incurred in 2017 related to the PELP transaction.

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
Below is a summary of leasing activity for the three months ended March 31, 2018 and 2017:

	Total Deals		Inline Deals(1)
	2018	2017(2)	2018	2017(2)
New leases:
Number of leases	74	47	71	45
Square footage (in thousands)	245	131	170	102
First-year base rental revenue (in thousands)	$3,235	$2,155	$2,761	$1,917
Average rent per square foot (“PSF”)	$13.23	$16.50	$16.22	$18.73
Average cost PSF of executing new leases(3)(4)	$22.80	$29.89	$23.31	$33.68
Comparable rent spread(5)	20.3%	26.0%	14.0%	17.7%
Weighted average lease term (in years)	7.2	8.0	7.3	7.9
Renewals and options:
Number of leases	118	85	106	77
Square footage (in thousands)	576	426	201	169
First-year base rental revenue (in thousands)	$7,636	$7,111	$4,053	$4,059
Average rent PSF	$13.25	$16.69	$20.13	$24.00
Average rent PSF prior to renewals	$12.14	$15.23	$18.01	$21.36
Percentage increase in average rent PSF	9.1%	9.6%	11.8%	12.4%
Comparable rent spread(5)	10.7%	12.9%	13.6%	14.3%
Average cost PSF of executing renewals and options(3)(4)	$3.11	$3.19	$4.56	$5.22
Weighted average lease term (in years)	4.9	5.0	4.9	5.3
Portfolio retention rate(6)	91.2%	94.8%	79.8%	90.1%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	We have only included leasing activity subsequent to the October 4, 2017, PELP transaction date for the 76 properties acquired from PELP.

(3)	The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions.

(4)	The costs associated with landlord improvements are excluded for repositioning and redevelopment projects.

(5)
The comparable rent spread compares the percentage increase (or decrease) of new or renewal leases (excluding options) to the expiring lease of a unit that was occupied within the past 12 months. There were 21 total comparable deals executed during the three months ended March 31, 2018, 20 of which were inline deals. There were 15 total comparable deals executed during the three months ended March 31, 2017, 14 of which were inline deals.

(6)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

Non-GAAP Measures
Pro Forma Same-Center Net Operating Income—Same-Center NOI represents the NOI for the properties that were owned and operational for the entire portion of both comparable reporting periods. For purposes of evaluating Same-Center NOI on a comparative basis, and in light of the PELP transaction, we are presenting Pro Forma Same-Center NOI, which is Same-Center NOI on a pro forma basis as if the transaction had occurred on January 1, 2017. This perspective allows us to evaluate Same-Center NOI growth over a comparable period. Pro Forma Same-Center NOI is not necessarily indicative of what actual Same-Center NOI and growth would have been if the PELP transaction had occurred on January 1, 2017, nor does it purport to represent Same-Center NOI and growth for future periods.
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

The table below compares Pro Forma Same-Center NOI for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2018	2017(1)	$	%
Revenues:
Rental income(2)	$65,453	$64,521	$932
Tenant recovery income	21,181	21,127	54
Other property income	570	474	96
Total revenues	87,204	86,122	1,082	1.3%
Operating expenses:
Property operating expenses	13,630	14,609	979
Real estate taxes	12,298	12,752	454
Total operating expenses	25,928	27,361	1,433	5.2%
Total Pro Forma Same-Center NOI	$61,276	$58,761	$2,515	4.3%

(1)
Adjusted for PELP same-center operating results prior to the transaction for these periods. For additional information and details about PELP operating results included herein, refer to the PELP Same-Center NOI table on the following page.

(2)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Below is a reconciliation of Net (Loss) Income to Owned Real Estate NOI and Pro Forma Same-Center NOI for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017
Net (loss) income	$(1,837)	$1,134
Adjusted to exclude:
Fees and management income	(8,712)	—
Straight-line rental income	(1,080)	(493)
Net amortization of above- and below-market leases	(1,007)	(331)
Lease buyout income	(23)	(27)
General and administrative expenses	10,461	7,830
Depreciation and amortization	46,427	27,624
Interest expense, net	16,779	8,390
Other	201	1,635
Property management allocations to third-party assets under management(1)	3,602	—
Owned Real Estate NOI(2)	64,811	45,762
Less: NOI from centers excluded from same-center	(3,535)	(208)
NOI prior to October 4, 2017, from same-center properties acquired in the PELP transaction(3)	—	13,207
Total Pro Forma Same-Center NOI	$61,276	$58,761

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

(3)	See calculation on the following page.
Below is a breakdown of our property count:

March 31, 2018
Same-center properties(1)	226
Non-same-center properties	11
Total properties	237

(1)	Property count includes 74 same-center properties acquired in the PELP transaction.

NOI from the PELP properties acquired prior to the PELP transaction was obtained from the accounting records of PELP without adjustment. The accounting records were subject to internal review by us. The table below provides Same-Center NOI detail for the non-ownership period of PELP, which was the three months ended March 31, 2017.

2017
Revenues:
Rental income(1)	$14,766
Tenant recovery income	4,244
Other property income	248
Total revenues	19,258
Operating expenses:
Property operating expenses	3,533
Real estate taxes	2,518
Total operating expenses	6,051
Total Same-Center NOI	$13,207

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.

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

The following table presents our calculation of FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and MFFO and provides additional information related to our operations for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017(1)
Calculation of FFO Attributable to Stockholders and Convertible Noncontrolling Interests
Net (loss) income	$(1,837)	$1,134
Adjustments:
Depreciation and amortization of real estate assets	42,299	27,624
FFO attributable to the Company	40,462	28,758
Adjustments attributable to noncontrolling interests not convertible into common stock	(97)	—
FFO attributable to stockholders and convertible noncontrolling interests	$40,365	$28,758
Calculation of MFFO
FFO attributable to stockholders and convertible noncontrolling interests	$40,365	$28,758
Adjustments:
Net amortization of above- and below-market leases	(1,007)	(331)
Depreciation and amortization of corporate assets	4,128	—
Gain on extinguishment of debt, net	—	(524)
Straight-line rent	(1,057)	(493)
Amortization of market debt adjustment	(272)	(278)
Other	31	1,594
MFFO	$42,188	$28,726

FFO Attributable to Stockholders and Convertible Noncontrolling Interests/MFFO per share
Weighted-average common shares outstanding - diluted(2)	230,360	186,022
FFO attributable to stockholders and convertible noncontrolling interests per share - diluted(2)	$0.18	$0.15
MFFO per share - diluted	$0.18	$0.15

(1)	Certain prior period amounts have been restated to conform with current year presentation.

(2)
Restricted stock awards were dilutive to FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO for the three months ended March 31, 2018 and 2017, and, accordingly, were included in the weighted-average common shares used to calculate diluted FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO per share.

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
As of March 31, 2018, we had cash, cash equivalents, and restricted cash of $32.0 million, a net increase of $4.5 million during the three months ended March 31, 2018.
Operating Activities—Our net cash provided by operating activities consists primarily of cash inflows from rental income, tenant recovery payments, and fee and management income, offset by cash outflows for property operating expenses, real estate taxes, general and administrative expenses, and interest payments.
Our cash flows from operating activities were $23.5 million for the three months ended March 31, 2018, compared to $20.5 million for the same period in 2017. The increase was primarily due to favorable changes that resulted from the PELP transaction, such as having a larger portfolio, earning fee and management income, and improvements in same-center operating results. The favorable changes of the PELP transaction were partially offset by new cash flows related to the operations of the investment management business, most significantly the payment of annual employee incentive compensation and the redemption of phantom units that had been accrued at year-end.
Investing Activities—Net cash flows from investing activities are affected by business combinations and the nature, timing, and extent of improvements to, as well as acquisitions and dispositions of, real estate and real estate-related assets, as we continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist.
Our net cash used in investing activities was $16.9 million for the three months ended March 31, 2018, compared to net cash used in investing activities of $21.3 million for the same period in 2017. The decrease in cash used in investing activities primarily resulted from less money spent on our Q1 2018 acquisition than the comparable 2017 period. During the three months ended March 31, 2018, we acquired one shopping center for a total cash outlay of $8.4 million. During the same period in 2017, we acquired one shopping center for a total cash outlay of $16.1 million.
Financing Activities—Net cash flows from financing activities are affected by payments of distributions, share repurchases, principal and other payments associated with our outstanding debt, and borrowings during the period. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. Our net cash used in financing activities was $2.1 million for the three months ended March 31, 2018, compared to net cash used in financing activities of $38.2 million for the same period in 2017. The decrease in cash used primarily resulted from a large share repurchase completed in January 2017, as well as an increase in net borrowings in 2018. Offsetting the decrease in cash used was an increase in distributions paid to OP unit holders in 2018 as a result of issuing 39.4 million OP units in the PELP transaction.
Debt—Our debt is subject to certain covenants and, as of March 31, 2018, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of March 31, 2018, allow us access to future borrowings as needed.
The following table presents our calculation of net debt to total enterprise value as of March 31, 2018 (dollars in thousands):

2018
Net debt:
Total debt, excluding below-market adjustments and deferred financing costs	$1,844,879
Less: Cash and cash equivalents	14,690
Total net debt	$1,830,189
Enterprise Value:
Total net debt	$1,830,189
Total equity value(1)	2,535,280
Total enterprise value	$4,365,469

Net debt to total enterprise value	41.9%
(1) Total equity value is calculated as the product of the number of diluted shares outstanding and the estimated value per share at the end of the period. There were 230.5 million diluted shares outstanding as of March 31, 2018.
We have access to a revolving credit facility with a capacity of $500 million and a current interest rate of LIBOR plus 1.4%. As of March 31, 2018, $474.4 million was available for borrowing under the revolving credit facility. The maturity date of the revolving credit facility is October 2021, with additional options to extend the maturity to October 2022.
Distributions—Activity related to distributions to our common stockholders for the three months ended March 31, 2018 and 2017, is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Gross distributions paid to common stockholders	$31,474	$30,372
Distributions reinvested through the DRIP	12,764	13,716
Net cash distributions paid to common stockholders	18,710	16,656
Cash distributions paid to OP unit holders	6,827	461
Net cash distributions	$25,537	$17,117
Net (loss) income attributable to stockholders	$(1,600)	$1,106
Net cash provided by operating activities	$23,510	$20,456
FFO attributable to stockholders and convertible noncontrolling interests(1)	$40,365	$28,758
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
We paid distributions monthly and expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions, or other factors, as determined by our Board, make it imprudent to do so. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the IRC.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Part II, Item 7A of our 2017 Annual Report on Form 10-K filed with the SEC on March 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2018.
Internal Control Changes
During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

w PART II OTHER INFORMATION
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

ITEM 1A. RISK FACTORS
For a listing of risk factors associated with investing in us, please see Part I, Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K filed with the SEC on March 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2018, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Redeemed	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2018	89	$10.85	72	(3)
February 2018	108	11.00	108	(3)
March 2018	169	10.96	163	(3)

(1)
On May 9, 2018, our Board increased the estimated value per share of our common stock to $11.05 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2018. Prior to May 9, 2018, the estimated value per share was $11.00 (see Note 9).

(2)
We announced the commencement of the Share Repurchase Program (“SRP”) on August 12, 2010, and it was subsequently amended on September 29, 2011, and on April 14, 2016. Share repurchases outside of the SRP were mandated by third-parties and were executed at the original purchase price.

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
The repurchase price per share under the SRP for all stockholders is equal to the estimated value per share on the date of the repurchase. Repurchases of shares of common stock will be made monthly upon written notice received by us at least five days prior to the end of the applicable month, assuming no limitations, as noted above, exist. Stockholders may withdraw their repurchase request at any time up to five business days prior to the repurchase date. Unfulfilled repurchase requests are treated as requests for repurchase during future months until satisfied or withdrawn.
Our Board may amend, suspend, or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders.
During the three months ended March 31, 2018, repurchase requests surpassed the funding limits under the SRP. In April 2018, approximately 3.4 million shares of our common stock were repurchased under our SRP. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis. Following the April 2018 share repurchase, we had 11.9 million shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn.

ITEM 3. DEFALTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Valuation Overview
On May 9, 2018, the independent directors of the board of directors (“Independent Directors”) of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) increased its estimated value per share of our common stock to $11.05. The valuation was based substantially on the estimated market value of our portfolio of real estate properties in various geographic locations in the United States (“Portfolio”) and our third-party asset management business as of March 31, 2018.
We provided the estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (“IPA Valuation Guidelines”).
We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation expert which has expertise in appraising commercial real estate assets to provide a calculation of the range in estimated value per share of our common stock as of March 31, 2018. Duff & Phelps prepared a valuation report (“Valuation Report”) that provided this range based substantially on its estimate of the “as is” market values of the Portfolio and the estimated value of in-place contracts of the third-party asset management business. Duff & Phelps made adjustments to the aggregate estimated value of our Portfolio to reflect balance sheet assets and liabilities provided by our management as of March 31, 2018, before calculating a range of estimated values based on the number of outstanding shares of our common stock as of March 31, 2018. These calculations produced an estimated value per share in the range of $10.35 to $11.75 as of March 31, 2018. The Independent Directors ultimately increased the estimated value per share of our common stock to $11.05 on May 9, 2018. We previously established an estimated value per share on November 8, 2017, of $11.00 based substantially on the estimated market value of our portfolio of real estate properties and our third-party asset management business as of October 5, 2017. We expect to review the estimated value per share at least annually.
The following table summarizes the material components of the estimated value per share of our common stock as of March 31, 2018 (in thousands, except per share amounts):

	Low	High
Investment in Real Estate Assets:
Phillips Edison real estate valuation	$4,020,630	$4,343,460
Management company	90,000	90,000
Total market value	4,110,630	4,433,460

Other Assets:
Cash and cash equivalents	18,795	18,795
Restricted cash	10,177	10,177
Accounts receivable	38,369	38,369
Mark to market	73,724	73,724
Prepaid expenses and other assets	6,494	6,494
Total other assets	147,559	147,559

Liabilities:
Notes payable and credit facility	1,844,150	1,844,150
Accounts payable and accrued expenses	28,035	28,035
Total liabilities	1,872,185	1,872,185

Net Asset Value	$2,386,004	$2,708,834

Common stock and OP units outstanding	230,480	230,480

Net Asset Value Per Share	$10.35	$11.75
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
Independent Valuation Firm—Duff & Phelps was retained by us on March 8, 2018, as authorized by the Conflicts Committee of the Board of Directors, to provide independent valuation services. The Conflicts Committee was composed of all of our Independent Directors. Duff & Phelps is a leading global valuation advisor with expertise in complex valuation work that is not affiliated with us. Duff & Phelps had previously provided services to us pertaining the allocation of acquisition purchase prices for financial reporting purposes in connection with the Portfolio for which it received usual and customary compensation. Duff & Phelps may be engaged to provide professional services to us in the future. The Duff & Phelps personnel who prepared the valuation had no present or prospective interest in the Portfolio and no personal interest with us.
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
Real Estate Portfolio Valuation—Duff & Phelps estimated the “as is” market values of the Portfolio as of March 31, 2018, using various methodologies. Generally accepted valuation practice suggests assets may be valued using a range of methodologies. Duff & Phelps utilized the income capitalization approach with support from the sales comparison approach for each property. The income approach was the primary indicator of value, with secondary consideration given to the sales approach. Duff & Phelps performed a study of each market to measure current market conditions, supply and demand factors, growth patterns, and their effect on each of the subject properties.
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
The following summarizes the range of capitalization rates that were used to arrive at the estimated market values of our Portfolio:

Range in Values (%)
Overall Capitalization Rate	6.66 - 7.20
Terminal Capitalization Rate	6.92 - 7.42
Discount Rate	7.51 - 8.01
Management Company Valuation—Duff & Phelps estimated the aggregate market value associated with our third-party asset management business using various methodologies. Duff & Phelps considered various applications of the income approach, market approach, and underlying assets approach, with the income approach determined to be the most reliable method for purposes of the analysis. The income approach analysis considered the projected fee income earned for services provided pursuant to various management and advisory agreements over the expected duration of that contract, assuming normal and customary renewal provisions. Such services include property management services performed for the properties in the Portfolio, as well as property and asset management services for certain unaffiliated real estate investment portfolios. In performing this analysis, solely fee income related to properties owned as of March 31, 2018, was considered. The income approach also considered a reasonable level of expenses to support such activities, as well as other adjustments, and a discount rate that accounted for the time value of money and the risk of achieving the projected cash flows. The result of the income approach analysis was the aggregate market value of the third-party asset management business, from which an estimated market value of net tangible assets (liabilities) was subtracted (added), to result in the aggregate intangible value of the management company.
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

Resulting Range in Estimated Value Per Share
	Increase of 25 basis points ($)	Decrease of 25 basis points ($)	Increase of 5% ($)	Decrease of 5% ($)
Terminal Capitalization Rate	10.04 - 11.37	10.69 - 12.17	9.91 - 11.26	10.84 - 12.31
Discount Rate	10.03 - 11.41	10.68 - 12.12	9.86 - 11.25	10.87 - 12.29
Other Assets and Other Liabilities—Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect our other assets and other liabilities based on balance sheet information provided by us as of March 31, 2018.
Role of the Independent Directors—The Independent Directors received a copy of the Valuation Report and discussed the report with representatives of Duff & Phelps. The Independent Directors also discussed the Valuation Report, the Portfolio, the third-party asset management business, our other assets and liabilities and other matters with management. Management recommended to the Independent Directors that $11.05 per share be approved as the estimated value per share of our common stock. The Independent Directors discussed the rationale for this value with management.
Following the Independent Directors’ receipt and review of the Valuation Report, the recommendation of management, and in light of other factors considered by the Independent Directors, the Independent Directors concluded that the range in estimated value per share of $10.35 and $11.75 was appropriate. Management then recommended to our Independent Directors that it select $11.05 as the estimated value per share of our common stock. Our Independent Directors agreed to accept the recommendation of management and approved $11.05 as the estimated value per share of our common stock as of March 31, 2018, which determination was ultimately and solely the responsibility of the Independent Directors.
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
We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to March 31, 2018, including, but not limited to, (1) the issuance of common stock under the distribution reinvestment plan, (2) net operating income earned and dividends declared, (3) the repurchase of shares, (4) asset acquisitions, and (5) changes in leases, tenancy or other business or operational changes. The value of our shares will fluctuate over time in response to developments related to individual assets in the Portfolio, the management of those assets and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual assets in the Portfolio or changes in valuation assumptions could have a very significant impact on the value of our shares. The estimated value per share does not reflect a portfolio premium or the fact that we are internally-managed. The estimated value per share also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

ITEM 6. EXHIBITS

Ex.	Description
4.1
Fourth Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P. (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 30, 2018)

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: May 10, 2018	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)