Form 10-Q
period 2018-06-30
Phillips Edison & Company, Inc.
filed 2018-08-10
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2018, there were 183.7 million outstanding shares of common stock of the Registrant.

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Investment in real estate:
Land and improvements	$1,118,536	$1,121,590
Building and improvements	2,265,554	2,263,381
Acquired in-place lease assets	311,829	313,432
Acquired above-market lease assets	53,432	53,524
Total investment in real estate assets	3,749,351	3,751,927
Accumulated depreciation and amortization	(544,034)	(462,025)
Total investment in real estate assets, net	3,205,317	3,289,902
Cash and cash equivalents	8,310	5,716
Restricted cash	16,728	21,729
Account receivable – affiliates	5,596	6,102
Corporate intangible assets, net	49,300	55,100
Goodwill	29,066	29,085
Other assets, net	137,806	118,448
Total assets	$3,452,123	$3,526,082

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,838,472	$1,806,998
Acquired below-market lease liabilities, net of accumulated amortization
of $32,327 and $27,388, respectively	84,974	90,624
Accounts payable – affiliates	948	1,359
Accounts payable and other liabilities	142,457	148,419
Total liabilities	2,066,851	2,047,400
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued
and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 183,304 and 185,233
shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,833	1,852
Additional paid-in capital	1,608,590	1,629,130
Accumulated other comprehensive income (“AOCI”)	31,293	16,496
Accumulated deficit	(676,673)	(601,238)
Total stockholders’ equity	965,043	1,046,240
Noncontrolling interests	420,229	432,442
Total equity	1,385,272	1,478,682
Total liabilities and equity	$3,452,123	$3,526,082

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$72,853	$53,167	$144,302	$104,260
Tenant recovery income	21,557	16,454	43,994	33,390
Fees and management income	9,137	—	17,849	—
Other property income	626	230	1,227	504
Total revenues	104,173	69,851	207,372	138,154
Expenses:
Property operating	16,901	10,297	35,016	21,729
Real estate taxes	13,326	10,155	26,473	20,413
General and administrative	13,450	9,209	23,911	16,990
Depreciation and amortization	46,385	28,207	92,812	55,831
Impairment of real estate assets	10,939	—	10,939	—
Total expenses	101,001	57,868	189,151	114,963
Other:
Interest expense, net	(17,051)	(9,501)	(33,830)	(17,891)
Transaction expenses	—	(4,383)	—	(6,023)
Other (expense) income, net	(197)	680	(304)	636
Net loss	(14,076)	(1,221)	(15,913)	(87)
Net loss attributable to noncontrolling interests	2,725	28	2,962	—
Net loss attributable to stockholders	$(11,351)	$(1,193)	$(12,951)	$(87)
Earnings per common share:
Net loss per share - basic and diluted	$(0.06)	$(0.01)	$(0.07)	$(0.00)
Weighted-average common shares outstanding:
Basic	184,450	183,126	185,171	183,178
Diluted	228,903	185,911	229,624	185,963

Comprehensive (loss) income:
Net loss	$(14,076)	$(1,221)	$(15,913)	$(87)
Other comprehensive (loss) income:
Change in unrealized gain (loss) on interest rate swaps	4,855	(2,616)	18,343	(800)
Comprehensive (loss) income	(9,221)	(3,837)	2,430	(887)
Net loss attributable to noncontrolling interests	2,725	28	2,962	—
Other comprehensive loss (income) attributable to noncontrolling interests	1,782	—	(584)	—
Comprehensive (loss) income attributable to stockholders	$(4,714)	$(3,809)	$4,808	$(887)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2017	185,062	$1,851	$1,627,098	$11,916	$(439,484)	$1,201,381	$23,406	$1,224,787
Share repurchases	(4,246)	(42)	(43,265)	—	—	(43,307)	—	(43,307)
Dividend reinvestment plan (“DRIP”)	2,240	22	22,828	—	—	22,850	—	22,850
Change in unrealized loss on interest rate swaps	—	—	—	(800)	—	(800)	—	(800)
Common distributions declared, $0.34 per share	—	—	—	—	(60,956)	(60,956)	—	(60,956)
Distributions to noncontrolling interests	—	—	—	—	—	—	(933)	(933)
Share-based compensation	3	—	27	—	—	27	—	27
Net loss	—	—	—	—	(87)	(87)	—	(87)
Balance at June 30, 2017	183,059	$1,831	$1,606,688	$11,116	$(500,527)	$1,119,108	$22,473	$1,141,581

Balance at January 1, 2018	185,233	$1,852	$1,629,130	$16,496	$(601,238)	$1,046,240	$432,442	$1,478,682
Share repurchases	(4,196)	(42)	(46,110)	—	—	(46,152)	—	(46,152)
DRIP	2,262	23	24,876	—	—	24,899	—	24,899
Change in unrealized gain on interest rate swaps	—	—	—	14,797	—	14,797	3,546	18,343
Common distributions declared, $0.34 per share	—	—	—	—	(62,484)	(62,484)	—	(62,484)
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,097)	(14,097)
Share-based compensation	5	—	719	—	—	719	1,300	2,019
Other	—	—	(25)	—	—	(25)	—	(25)
Net loss	—	—	—	—	(12,951)	(12,951)	(2,962)	(15,913)
Balance at June 30, 2018	183,304	$1,833	$1,608,590	$31,293	$(676,673)	$965,043	$420,229	$1,385,272

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)
(In thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,913)	$(87)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,216	55,051
Impairment of real estate assets	10,939	—
Depreciation and amortization of corporate assets	7,672	—
Amortization of deferred financing expense	2,401	2,389
Net amortization of above- and below-market leases	(1,990)	(686)
Gain on disposal of real estate assets	(877)	—
Net loss (gain) on write-off of unamortized capitalized leasing commissions,
market debt adjustments, and deferred financing expense	153	(411)
Change in fair value of contingent liability	1,500	—
Straight-line rent	(2,471)	(1,943)
Share-based compensation	1,994	—
Other	76	(673)
Changes in operating assets and liabilities:
Accounts receivable – affiliates	506	—
Other assets	(1,208)	(8,327)
Accounts payable – affiliates	(411)	584
Accounts payable and other liabilities	(8,775)	3,060
Net cash provided by operating activities	77,812	48,957
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(9,222)	(75,824)
Capital expenditures	(17,346)	(11,483)
Proceeds from sale of real estate	13,300	1,137
Net cash used in investing activities	(13,268)	(86,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	(15,000)	120,000
Proceeds from mortgages and loans payable	65,000	—
Payments on mortgages and loans payable	(20,542)	(38,934)
Payments of deferred financing expenses	—	(324)
Distributions paid, net of DRIP	(37,819)	(38,520)
Distributions to noncontrolling interests	(14,096)	(782)
Repurchases of common stock	(44,494)	(43,307)
Net cash used in financing activities	(66,951)	(1,867)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,407)	(39,080)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	27,445	49,946
End of period	$25,038	$10,866

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$8,310	$5,367
Restricted cash	16,728	5,499
Cash, cash equivalents, and restricted cash at end of period	$25,038	$10,866

	2018	2017
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$32,422	$16,846
Fair value of assumed debt	—	30,832
Cash paid for income taxes	282	—
Capital leases	739	—
Accrued capital expenditures	2,428	3,055
Change in distributions payable	(235)	(414)
Change in distributions payable - noncontrolling interests	2	151
Change in accrued share repurchase obligation	1,658	—
Distributions reinvested	24,899	22,850

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
As of June 30, 2018, we owned fee simple interests in 235 real estate properties.
In July 2018 we entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which, subject to the satisfaction or waiver of certain conditions, we will merge with REIT II, and we will continue as the surviving corporation (“Merger”). To complete the proposed Merger, we will issue 2.04 shares of our common stock in exchange for each issued and outstanding share of REIT II common stock, subject to closing adjustments. For a more detailed discussion, see Note 3.

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
Other than those noted below, there have been no changes to our significant accounting policies during the six months ended June 30, 2018. For a full summary of our accounting policies, refer to our 2017 Annual Report on Form 10-K filed with the SEC on March 30, 2018.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Phillips Edison & Company, Inc. for the year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Income Taxes—Our consolidated financial statements include the operations of one wholly owned subsidiary that has jointly elected to be treated as a Taxable REIT Subsidiary (“TRS”) and is subject to U.S. federal, state, and local income taxes at regular corporate tax rates. As of June 30, 2018 and December 31, 2017, a full valuation allowance was recorded for the entire amount of the net deferred tax asset. During the three and six months ended June 30, 2018, there was no tax expense recorded due to the full valuation allowance and our having a net operating loss. We are continuing to evaluate the impact of the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) on the organization as a whole, but we do not expect there to be a material impact on our consolidated financial statements.

Newly Adopted and Recently Issued Accounting Pronouncements—The following table provides a brief description of newly adopted accounting pronouncements and their effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting	This update clarifies guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.	January 1, 2018	The adoption of this standard did not have a material impact on our consolidated financial statements. We will apply the guidance to any future modifications of share-based compensation awards.
ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)	This update amends existing guidance in order to provide consistency in accounting for the derecognition of a nonfinancial asset.	January 1, 2018	We did not record any cumulative adjustment in connection with the adoption of the new pronouncement. We determined that these changes did not have any impact on our consolidated financial statements.
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
ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting
The amendments in this update expand the scope of Topic 718: Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from non-employees, except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). This update is effective for public business entities for fiscal years beginning after December 15, 2018. Early adoption is permitted.
		January 1, 2019	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for public entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted after December 15, 2018.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2016-02, Leases (Topic 842);

ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842;

ASU 2018-10, Codification Improvements to Topic 842, Leases; and

ASU 2018-11, Leases (Topic 842): Targeted Improvements

These updates amend existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Early adoption is permitted as of the original effective date.
January 1, 2019
We are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements. We have identified areas within our accounting policies we believe could be impacted by the new standard. This standard impacts the lessor’s ability to capitalize certain costs related to leasing, which will result in a reduction in the amount of execution costs currently being capitalized in connection with leasing activities and an increase to our Property Operating expenses. The standard will also require new disclosures within the accompanying notes to the consolidated financial statements.

We expect to adopt the practical expedients available for implementation under the standard. By adopting these practical expedients, we will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether the costs previously capitalized as initial direct costs would continue to be amortized. This allows us to continue to account for our leases where we are the lessee as operating leases, however, any new or renewed leases may be classified as financing leases. We currently have fewer than 50 leases of this type.
We also expect to recognize right of use assets and lease liability on our consolidated balance sheets related to certain leases where we are the lessee.

In July 2018, the FASB issued an ASU related to ASC 842. The update allows lessors to use a practical expedient to account for non-lease components and related lease components as a single lease component instead of accounting for them separately, if certain conditions are met. We expect to utilize this practical expedient

We will continue to evaluate the effect the adoption of these ASUs will have on our consolidated financial statements. However, we currently believe that the adoption will not have a material impact for operating leases where we are a lessor and will continue to record revenues from rental properties for our operating leases on a straight-line basis. We are still evaluating the impact for leases where we are the lessee.

Reclassifications—The following line items on our consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2017, were reclassified:

•	Unrealized Gain (Loss) on Derivatives and Reclassification of Derivative Loss to Interest Expense were combined to Change in Unrealized Gain on Interest Rate Swaps.

•	Acquisition Expenses were combined to General and Administrative.

3. REIT II MERGER
In July 2018, we entered into the Merger Agreement, pursuant to which we will merge with REIT II in a 100% stock transaction valued at approximately $1.9 billion. This proposed transaction will create a portfolio of 321 grocery-anchored shopping centers encompassing approximately 36.6 million square feet in established trade areas across 33 states.
To complete the proposed Merger, we will issue 2.04 shares of our common stock in exchange for each issued and outstanding share of REIT II common stock, which is equivalent to $22.54 based on our most recent estimated net asset value per share

(“EVPS”) of $11.05. The exchange ratio is based on a thorough review of the relative valuation of each entity, including factoring in our growing investment management business as well as each company’s transaction costs. REIT II’s outstanding debt of approximately $800 million is expected to be refinanced or assumed by us at closing under the terms of the Merger Agreement.
The Merger Agreement provides REIT II with a 30-day go-shop period pursuant to which they may solicit, receive, evaluate, and enter into negotiations with respect to alternative proposals from third-parties. The Merger Agreement also provides certain termination rights for REIT II and us. In connection with the termination of the Merger Agreement, under certain specified circumstances, (i) REIT II may be required to pay us a termination fee of $15.9 million in connection with the go-shop provision or $31.7 million in connection with termination for reasons other than the go-shop provision, and (ii) we may be required to pay REIT II a termination fee of $75.6 million.
On a pro forma basis, upon completion of the mergers, we estimate that continuing PECO stockholders will own approximately 71% of the issued and outstanding shares of the Combined Company on a fully diluted basis (determined as if each PECO OP unit were exchanged for one share of PECO common stock), and former REIT II stockholders will own approximately 29% of the issued and outstanding shares of the Combined Company on a fully diluted basis (determined as if each PECO OP unit were exchanged for one share of PECO common stock).
After consideration of all applicable factors pursuant to the business combination accounting rules under ASC 805, Business Combinations, including the application of a screen test to evaluate if substantially all the fair value of the acquired properties is concentrated in a single asset or group of similar assets, we have concluded that the Merger will be treated as an asset acquisition under GAAP. As of June 30, 2018, we have capitalized $0.8 million in costs related to the merger.

4. PELP ACQUISITION
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
We issued 39.4 million OP units with an estimated fair value per unit of $10.20 at the time of the transaction. Certain of our executive officers who received OP units as part of the PELP transaction entered into an agreement which provides that they will not transfer their OP units for either two or three years following the closing. The remaining holders of the OP units are subject to the terms of exchange for shares of common stock outlined in the Third Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”) (see Note 10). The terms of the PELP transaction include an earn-out structure with an opportunity for up to an additional 12.5 million OP units to be issued. For more detail regarding this earn-out, see Note 14.
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
Goodwill—In connection with the PELP transaction, we recorded goodwill of $29.1 million as a result of the consideration exceeding the fair value of the net assets acquired. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. We do not expect that the goodwill will be deductible for tax purposes. The goodwill recorded represents our management structure and its ability to generate additional opportunities for revenue and raise additional funds, and therefore the full amount of goodwill was allocated to the Investment Management segment, which comprises one reporting unit. For more information about each of our reporting segments, see Note 15.
Results of Operations—The consolidated net assets and results of operations of PELP’s contributions were included in the consolidated financial statements from the transaction date going forward and resulted in the following impact to Total Revenues and Net Loss for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues	$21,482	$42,952
Net loss	(9,837)	(8,536)
Acquisition Costs—We incurred approximately $17.0 million of costs related to the PELP transaction, $6.0 million of which was incurred during the six months ended June 30, 2017, and was recorded as Transaction Expenses on the consolidated statements of operations. No costs related to the PELP transaction were recorded in 2018.

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

(in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Pro forma revenues	$102,775	$201,454
Pro forma net income attributable to stockholders	465	1,264

5. REAL ESTATE ACTIVITY
Acquisitions—During the six months ended June 30, 2018, we acquired one grocery-anchored shopping center. That acquisition closed out the Internal Revenue Code (“IRC”) Section 1031 like-kind exchange outstanding at December 31, 2017. During the six months ended June 30, 2017, we acquired five grocery-anchored shopping centers. All of the 2017 and 2018 acquisitions were classified as asset acquisitions. As such, most acquisition-related costs were capitalized and are included in the total purchase prices shown below. Our real estate asset acquired during the six months ended June 30, 2018, was as follows (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Shoppes of Lake Village	Leesburg, FL	Publix	2/26/2018	$8,423	135.437	71.3%
During the six months ended June 30, 2017, we acquired the following real estate assets (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Atwater Marketplace	Atwater, CA	Save Mart	2/10/2017	$15,041	96,224	94.6%
Rocky Ridge Station(1)	Roseville, CA	Sprouts	4/18/2017	37,271	93,337	96.3%
Greentree Station	Racine, WI	Pick ‘n Save	5/5/2017	12,309	82,659	90.3%
Titusville Station	Titusville, FL	Publix	6/15/2017	13,817	117,507	71.7%
Sierra Station(1)	Corona, CA	Ralph’s	6/20/2017	29,137	110,904	94.0%

(1)	The purchase price includes debt assumed as part of the acquisition.
The fair value at acquisition and weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired as part of the above transactions during the six months ended June 30, 2018 and 2017, are as follows (dollars in thousands, weighted-average useful life in years):

	2018		2017
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Acquired in-place leases	$946	6	$9,611	13
Acquired above-market leases	74	3	850	7
Acquired below-market leases	(457)	16	(2,622)	20
Dispositions—During the six months ended June 30, 2018, we sold two grocery-anchored shopping centers. We had no dispositions during the six months ended June 30, 2017. Our real estate assets disposed of during the six months ended June 30, 2018, were as follows (dollars in thousands):

Property Name	Location	Anchor Tenant	Disposition Date	Sale Price	Gain	Square Footage
Lakeshore Crossing	Gainesville, GA	Lowe’s	5/15/2018	$9,270	$208	123,948
Lake Wales Station	Lake Wales, FL	CVS	5/30/2018	4,100	777	11,220
The gain on these dispositions is included as Other Expense (Income), Net on the consolidated statements of operations.
Impairment of Real Estate Assets—During the three months ended June 30, 2018, we recognized an impairment charge totaling $10.9 million associated with the anticipated disposition of a certain property with a net book value in excess of its estimated fair value. Our estimated fair value was based upon the contracted price to sell. We have applied reasonable estimates and judgments in determining the level of impairments recognized.

6. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Other assets, net:
Deferred leasing commissions and costs	$32,120	$29,055
Deferred financing costs	13,971	13,971
Office equipment, including capital lease assets, and other	12,070	10,308
Total depreciable and amortizable assets	58,161	53,334
Accumulated depreciation and amortization	(21,637)	(17,121)
Net depreciable and amortizable assets	36,524	36,213
Accounts receivable, net	36,488	41,211
Deferred rent receivable, net	20,687	18,201
Derivative asset	34,839	16,496
Prepaid expenses	5,531	4,232
Investment in affiliates	903	902
Other	2,834	1,193
Total other assets, net	$137,806	$118,448

7. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, on our debt obligations as of June 30, 2018 and December 31, 2017 (in thousands):

	Interest Rate	June 30, 2018	December 31, 2017
Revolving credit facility(1)	LIBOR + 1.40%	$46,568	$61,569
Term loans(2)	2.51% - 3.93%	1,205,000	1,140,000
Secured loan facility due 2026	3.55%	175,000	175,000
Secured loan facility due 2027	3.52%	195,000	195,000
Mortgages and other(3)	3.75% - 7.91%	226,415	246,217
Assumed market debt adjustments, net(4)		4,517	5,254
Deferred financing costs(5)		(14,028)	(16,042)
Total		$1,838,472	$1,806,998

(1)
The gross borrowings and payments under our revolving credit facility were $151.0 million and $166.0 million, respectively, during the six months ended June 30, 2018. The revolving credit facility has a capacity of $500 million and matures in October 2021, with additional options to extend the maturity to October 2022.

(2)
We have six term loans with maturities ranging from 2019 to 2024. The $100 million term loan due in 2019 has options to extend the maturity to 2021. We will consider options for refinancing the loan or exercising the option upon maturity. As of June 30, 2018, the availability on our revolving credit facility exceeded the balance on the loan. The $175 million term loan due in 2020 has options to extend its maturity to 2021. We executed a $65 million delayed draw in January 2018 on one of our term loans entered into in October 2017.

(3)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies, nor do they constitute obligations of such consolidated limited liability companies as of June 30, 2018 and December 31, 2017.

(4)	Net of accumulated amortization of $4.2 million and $3.7 million as of June 30, 2018 and December 31, 2017, respectively.

(5)	Net of accumulated amortization of $7.0 million and $5.4 million as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018 and December 31, 2017, the weighted-average interest rate, including the effect of derivative financial instruments, for all of our debt obligations was 3.5% and 3.4%, respectively.

The allocation of total debt between fixed- and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing costs, as of June 30, 2018 and December 31, 2017, is summarized below (in thousands):

	June 30, 2018	December 31, 2017
As to interest rate:(1)
Fixed-rate debt	$1,588,415	$1,608,217
Variable-rate debt	259,568	209,569
Total	$1,847,983	$1,817,786
As to collateralization:
Unsecured debt	$1,252,258	$1,202,476
Secured debt	595,725	615,310
Total	$1,847,983	$1,817,786

(1)	Includes the effects of derivative financial instruments (see Notes 8 and 14).

8. DERIVATIVES AND HEDGING ACTIVITIES
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
The change in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffectiveness previously reported in earnings for the periods ended June 30, 2017, was adjusted to reflect application of the provisions of ASU 2017-12, Derivatives and Hedging (Topic 815), as of the beginning of 2017. This adjustment was not material.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $7.1 million will be reclassified from Other Comprehensive Income (“OCI”) as a decrease to Interest Expense, Net. The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of June 30, 2018 and December 31, 2017 (notional amount in thousands):

Count	Fixed LIBOR	Maturity Date	Notional Amount
6	1.2% - 2.2%	2019-2024	$992,000
The table below details the location of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amount of gain (loss) recognized in OCI on derivative	$5,608	$(2,914)	$19,047	$(1,765)
Amount of (gain) loss reclassified from AOCI into interest expense	(753)	378	(704)	975
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of June 30, 2018, none of our derivatives were in a liability position, and therefore the fair value includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements. As of June 30, 2018, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions.

9. COMMITMENTS AND CONTINGENCIES
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

10. EQUITY
On May 9, 2018, our board of directors (“Board”) increased the EVPS of our common stock to $11.05 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2018. We engaged a third-party valuation firm to provide a calculation of the range in EVPS of our common stock as of March 31, 2018, which reflected certain balance sheet assets and liabilities as of that date. Previously, on November 8, 2017, our Board increased the EVPS of our common stock to $11.00 from $10.20 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of October 5, 2017, the first full business day after the closing of the PELP transaction.
Shares of our common stock are issued under the DRIP and redeemed under the Share Repurchase Program (“SRP”), as discussed below, at the same price as the EVPS in effect at the time of issuance or redemption.
Dividend Reinvestment Plan—The DRIP allows stockholders to invest distributions in additional shares of our common stock. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash. In connection with the proposed Merger (see Note 3), the DRIP was temporarily suspended for the month of July 2018; therefore, all DRIP participants received their July 2018 distribution in cash rather than in stock. The DRIP plan resumed in August 2018.
Share Repurchase Program—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The Board reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase. Further, the cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. In connection with the Merger, the SRP was also temporarily suspended for the month of July 2018 and resumed in August 2018.
During the six months ended June 30, 2018, repurchase requests surpassed the funding limits under the SRP. Approximately 4.2 million shares of our common stock were repurchased under the SRP during the six months ended June 30, 2018. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis. As of June 30, 2018, we had 13.4 million shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn. Due to the program's funding limits, no funds will be available for the remainder of 2018. However, we will continue to fulfill repurchases sought upon a stockholder's death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
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
Under the terms of the Third Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to exchange OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year. As the form of redemption for OP units is within our control, the OP units outstanding as of June 30, 2018 and December 31, 2017, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. The cumulative distributions that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity. There were 44.5 million OP units outstanding as of June 30, 2018 and December 31, 2017.
Nonconvertible Noncontrolling Interests—In addition to partnership units of the Operating Partnership, Noncontrolling Interests also includes a 25% ownership share of one of our subsidiaries who provides advisory services, which was not significant to our results.

11. EARNINGS PER SHARE
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing Net Loss Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.

OP units held by limited partners other than us are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents, and have the potential to be exchanged for an equal number of shares of our common stock in accordance with the terms of the Partnership Agreement.
The impact of OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of June 30, 2018 and 2017.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to stockholders - basic	$(11,351)	$(1,193)	$(12,951)	$(87)
Net loss attributable to convertible OP units(1)	(2,756)	(28)	(3,090)	—
Net loss attributable to stockholders and convertible noncontrolling interests - diluted	$(14,107)	$(1,221)	$(16,041)	$(87)
Denominator:
Weighted-average shares - basic	184,450	183,126	185,171	183,178
OP units(1)	44,453	2,785	44,453	2,785
Adjusted weighted-average shares - diluted	228,903	185,911	229,624	185,963
Earnings per common share:
Net loss attributable to stockholders - basic and diluted	$(0.06)	$(0.01)	$(0.07)	$(0.00)
(1) OP units include units previously issued for asset management services provided under our former advisory agreement (see Note 13), as well as units issued as part of the PELP transaction (Note 4), all of which are convertible into common shares. The Operating Partnership loss attributable to these OP units, which is included as a component of Net Income Attributable to Noncontrolling Interests on the consolidated statements of operations, has been added back in the numerator as these OP units were included in the denominator for all years presented.
As of June 30, 2018, approximately 1.0 million unvested restricted stock awards granted to employees and directors were outstanding. These securities were anti-dilutive and, as a result, were excluded from the weighted-average common shares used to calculate diluted EPS. The unvested restricted stock awards outstanding at June 30, 2017, were immaterial. There were 2.9 million unvested Class B units outstanding as of June 30, 2017. As these units were unvested, they were not included in the diluted earnings per share calculation. We had no unvested Class B units outstanding as of June 30, 2018.

12. REVENUE RECOGNITION AND RELATED PARTY REVENUE
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach. The majority of our revenue is lease revenue derived from our Owned Real Estate segment (see Note 15). We record these amounts as Rental Income and Tenant Recovery Income on the consolidated statements of operations. These revenue amounts are excluded from the scope of ASU 2014-09, as they are accounted for under Topic 840, Leases.
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
The Investment Management segment provides services to Managed Funds that are considered related parties. These services primarily include asset acquisition and disposition services, asset management, operating and leasing of properties, construction management, and other general and administrative responsibilities. These services are currently provided under two types of contracts: advisory agreements and property management agreements. Advisory agreements have a duration of one year and are renewed annually at the discretion of the respective boards, but can be terminated upon notice by either party. Property management agreements include both property management agreements and master services agreements, which we have determined should be evaluated as a single agreement for revenue recognition under GAAP. Property management agreements have no defined term, but can be canceled by either party upon 30 days’ notice.

Summarized below is all fee and management revenue for the Investment Management segment. The revenue includes the fees and reimbursements earned by us from the Managed Funds for the three and six months ended June 30, 2018, and other revenues that are not in the scope of ASC 606, Revenue from Contracts with Customers, but are included in this table for the purpose of disclosing all related party revenues (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	REIT II	Other Parties	Total	REIT II	Other Parties	Total
Advisory revenue:
Acquisition fees	$7	$—	$7	$162	$256	$418
Asset management fees	3,064	294	3,358	6,129	575	6,704
Other advisory fees and reimbursements	578	132	710	653	160	813
Total advisory revenue	3,649	426	4,075	6,944	991	7,935

Property Management and Services revenue:
Property management fees	2,125	364	2,489	4,204	716	4,920
Leasing commissions	1,340	162	1,502	2,512	413	2,925
Construction management fees	127	110	237	202	132	334
Other property management fees and reimbursements	188	100	288	422	243	665
Total property management and services revenue	3,780	736	4,516	7,340	1,504	8,844

Other revenue:
Insurance premiums(1)	109	437	546	189	881	1,070
Non-operating property revenue	—	137	137	—	270	270
Total fees and management income	$7,538	$1,736	$9,274	$14,473	$3,646	$18,119

(1)	Insurance premium income from other parties was from third parties not affiliated with us.
Because the PELP transaction occurred in October 2017, no fee and management income was earned during the six months ended June 30, 2017.
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
Because each increment of service is distinct, although substantially the same, revenue is recognized at the end of each reporting period based on a percentage of the cost of assets under management or the applicable NAV.

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
Related Party Receivables—Summarized below is the detail of our outstanding receivable balance from related parties as of June 30, 2018 and December 31, 2017, respectively (in thousands):

	June 30, 2018		December 31, 2017
	REIT II	Other Parties	REIT II	Other Parties
Contract receivables:
Advisory	$365	$5	$256	$51
Property management and services	1,142	197	1,264	128
Total contract receivables	1,507	202	1,520	179
Other	129	4,036	72	4,331
Total	$1,636	$4,238	$1,592	$4,510
Organizational and Offering Costs—Under the terms of the advisory agreement, we have incurred organizational and offering costs related to REIT III, all of which are recorded in Accounts Receivable - Affiliates on the consolidated balance sheets. We have charged REIT III organizational and offering costs related to both its private placement and public offering, which were approximately $3.9 million and $2.0 million as of June 30, 2018 and December 31, 2017, respectively.
During the public offering period for REIT III we will receive an additional contingent advisor payment of 2.15% of the contract purchase price of each property or other real estate investment they acquire. This reimbursement is intended to allow us to recoup a portion of the dealer manager fees and organizational and offering expenses advanced by the REIT III Advisor, which we have a 75% interest. Therefore, this reimbursement shall not exceed the amount of organizational and offering expenses and dealer manager fees outstanding at the time of closing for the acquired property.
The initial $4.5 million we may incur to fund the dealer manager fee and other organizational and offering expenses related to the REIT III public offering, shall be retained by REIT III until the termination of their public offering, at which time such amount shall be paid.

13. RELATED PARTY EXPENSE
Economic Dependency—Prior to the completion of the PELP transaction, we were dependent on Phillips Edison NTR LLC (“PE-NTR”), Phillips Edison & Company Ltd. (the “Property Manager”), and their respective affiliates for certain services that were essential to us, including asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. Upon closing of the transaction in October 2017, our management structure became internalized and our relationship with PE-NTR and the Property Manager was acquired. As a result, we no longer pay the fees listed below and had no outstanding unpaid amounts related to those fees as of June 30, 2018 or December 31, 2017.
Advisory Agreement—PE-NTR and a previous advisor were entitled to specified fees and expenditure reimbursements for certain services, including managing our day-to-day activities and implementing our investment strategy under advisory agreements, as follows:

•	Asset management and subordinated participation fee paid out monthly in cash and/or Class B units;

•	Acquisition fee based on the cost of investments acquired/originated;

•	Acquisition expenses reimbursed related to selecting, evaluating, and acquiring assets; and

•	Disposition fee paid for substantial assistance in connection with the sale of a property.
Summarized below are the fees earned by and the expenses reimbursable for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Acquisition fees(1)	$902	$1,050
Due diligence fees(1)	183	213
Asset management fees(2)	5,228	10,317
OP unit distributions(3)	465	925
Class B unit distributions(4)	473	911
Disposition fees	19	19
Total	$7,270	$13,435

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
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Property management fees(1)	$2,683	$5,269
Leasing commissions(2)	2,077	4,400
Construction management fees(2)	380	684
Other fees and reimbursements(3)	1,912	3,621
Total	$7,052	$13,974

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
Other Related Party Matters—Under the terms of the advisory agreement, we have incurred organizational and offering costs related to REIT III. A portion of those costs were incurred by Griffin Capital Corporation (“Griffin sponsor”), a co-sponsor of REIT III. The Griffin sponsor owns a 25% interest and we own a 75% interest in the REIT III Advisor. As such, $0.9 million of the receivable we have from REIT III is reimbursable to the Griffin sponsor and is recorded in Accounts Payable - Affiliates on the consolidated balance sheets.
Upon completion of the PELP transaction, we assumed PELP’s obligation as the limited guarantor for up to $200 million, capped at $50 million in most instances, of NRP’s debt. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor.

14. FAIR VALUE MEASUREMENTS
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
The following is a summary of borrowings as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Fair value	$1,820,280	$1,765,151
Recorded value(1)	1,852,500	1,823,040

(1)	Recorded value does not include deferred financing costs of $14.0 million and $16.0 million as of June 30, 2018 and December 31, 2017, respectively.
Recurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis. The fair value measurements of those assets and liabilities as of June 30, 2018 and December 31, 2017, were as follows (in thousands):

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps-term loans(1)	$—	$34,839	$—	$—	$16,496	$—
Interest rate swap-mortgage note(1)	—	—	—	—	(61)	—
Earn-out liability(2)	—	—	(39,500)	—	—	(38,000)

(1)	We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets.

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
We estimate the fair value of this liability using weighted-average probabilities of likely outcomes. These estimates require us to make various assumptions about future share prices, timing of liquidity events, equity raise projections, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. In calculating the fair value of this liability, we have determined that the most likely range of potential outcomes includes a possibility of no additional OP units issued as well as up to 9 million out of the maximum 12.5 million units being issued.
Derivative Instruments—As of June 30, 2018 and December 31, 2017, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities. For a more detailed discussion of these cash flow hedges, see Note 8.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2018 and December 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Nonrecurring Fair Value Measurements—Our real estate assets are measured and recognized at fair value on a nonrecurring basis dependent upon when we determine an impairment has occurred (see Note 5). We did not have any impaired real estate assets as of December 31, 2017. The fair value measurement of our impaired real estate asset as of June 30, 2018, was as follows (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3
Impaired real estate asset	$—	$5,300	$—

15. SEGMENT INFORMATION
As of June 30, 2018, we operated through two business segments: Owned Real Estate and Investment Management. Prior to the completion of the PELP transaction in October 2017, we only operated through the Owned Real Estate segment. As a result, we did not report any segment disclosures for the three and six months ended June 30, 2017. We generate revenues and Segment Profit as follows:

•
Owned Real Estate: Our business objective is to own and operate well-occupied grocery-anchored shopping centers that generate cash flows to support distributions to our shareholders with the potential for capital appreciation. We typically invest in neighborhood shopping centers (generally containing less than 125,000 leasable square feet) located in attractive demographic markets throughout the United States where our management believes our fully integrated operating platform can add value. Through this segment, we own a diversified portfolio of shopping centers subject to long-term net leases with creditworthy tenants in the grocery, retail, restaurant, and service industries. As of June 30, 2018, we owned 235 properties.

•
Investment Management: Through this segment, we are responsible for managing the day-to-day affairs of the Managed Funds, identifying and making acquisitions and investments on their behalf, maintaining and operating their real properties, and recommending an approach for providing investors of the Managed Funds with liquidity. We generate revenues by providing asset management and property management services, such as revenues from leasing, acquisition, construction, and disposition services (see Note 12).

Our chief operating decision makers rely primarily on Segment Profit and similar measures to make decisions regarding allocating resources and assessing segment performance. We allocate certain operating expenses, such as employee-related costs and benefits, to our segments. Items not directly attributable to our Owned Real Estate or Investment Management segments are allocated to corporate general and administrative expenses, which is a reconciling item. The table below compares Segment Profit for each of our operating segments and reconciles total Segment Profit to Net Loss for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Owned Real Estate	Investment Management	Total	Owned Real Estate	Investment Management	Total
Total revenues	$94,899	$9,274	$104,173	$189,253	$18,119	$207,372
Property operating expenses	(14,058)	(2,843)	(16,901)	(29,516)	(5,500)	(35,016)
Real estate tax expenses	(13,076)	(250)	(13,326)	(26,038)	(435)	(26,473)
General and administrative expenses	(804)	(3,420)	(4,224)	(1,229)	(6,043)	(7,272)
Segment profit	$66,961	$2,761	69,722	$132,470	$6,141	138,611
Corporate general and administrative expenses			(9,226)			(16,639)
Depreciation and amortization			(46,385)			(92,812)
Impairment of real estate assets			(10,939)			(10,939)
Interest expense, net			(17,051)			(33,830)
Other expense, net			(197)			(304)
Net loss			$(14,076)			$(15,913)

16. SUBSEQUENT EVENTS
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to June 30, 2018, were as follows (in thousands):

Month	Date of Record	Distribution Rate	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
June	6/15/2018	$0.05583344	7/2/2018	$12,672	$3,962	$8,710
July	7/16/2018	$0.05583344	8/1/2018	12,439	—	12,439
In August 2018 our Board authorized distributions for September, October, and November 2018 to the stockholders of record at the close of business on September 17, 2018, October 15, 2018, and November 15 2018, respectively, equal to a monthly amount of $0.05583344 per share of common stock. OP unit holders will receive distributions at the same rate as common stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks include, without limitation, (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) changes in interest rates and the availability of permanent mortgage financing; (v) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vi) the financial stability of tenants, including the ability of tenants to pay rent; (vii) changes in tax, real estate, environmental, and zoning laws; (viii) the concentration of our portfolio in a limited number of industries, geographies, or investments; (ix) risks associated with our ability to consummate the Merger an the timing and closing of the Merger; and (x) any of the other risks included in this Quarterly Report on Form 10-Q. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
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
Proposed REIT II Merger
In July 2018, we entered into a Merger Agreement, pursuant to which we will merge with REIT II, and we will continue as the surviving corporation, in a 100% stock transaction valued at approximately $1.9 billion. To complete the proposed Merger, we will issue 2.04 shares of our common stock in exchange for each issued and outstanding share of REIT II common stock, which is equivalent to $22.54 based on our most recent EVPS of $11.05. The exchange ratio is based on a thorough review of the relative valuation of each entity, including factoring in our growing investment management business as well as each company’s transaction costs. REIT II’s outstanding debt of approximately $800.0 million is expected to be refinanced or assumed by us at closing under the terms of the Merger Agreement.
We expect the Merger to create meaningful operational and financial benefits, including:

•
Materially Improve Portfolio while Maintaining Exclusive Grocery Focus - The Merger will result in a portfolio comprising 321 grocery-anchored shopping centers with more than 36.6 million square feet located in 33 states with an emphasis on necessity-based retailers, which have proven to be internet resistant and recession resilient. This institutional-quality portfolio has higher occupancy rates, higher annualized base rent per square foot, and improved demographics on a pro forma basis.

•
Increase Size, Scale, and Market Prominence - Given our enhanced size, scale and portfolio demographics, the combined company will have improved access to the capital markets, which can be used to support strategic investments to drive future growth opportunities.

•	Actively Position Us for Liquidity - This Merger is an important step towards a full cycle liquidity event for shareholders.

•
Improve Earnings Quality and Maintain Distribution Coverage - We expect the Merger to increase the percentage of earnings from real estate. Real estate earnings are more highly valued in the public equity markets than management fee income, given the long-term, recurring nature of owning and operating real estate. We estimate that pro forma Funds from Operations (“FFO”) for the combined company will exceed pro forma distributions.

•
Maintain Healthy Leverage Ratio and Strong Balance Sheet - The combined company’s leverage ratio would have improved on a net debt/total enterprise value basis. Our fixed-rate percentage of debt remains stable on a pro forma basis compared to prior to the Merger.

•
Accelerate Strategy to Simplify Business Model - We expect to realize the synergies of operating a combined enterprise that remains focused on driving shareholder value and expect a seamless integration process as our management company has overseen REIT II since inception.

Below are statistical highlights of our portfolio:

	Total Portfolio as of June 30, 2018	Property Acquisitions During the Six Months Ended June 30, 2018
Number of properties	235	1
Number of states	32	1
Total square feet (in thousands)	26,272	135
Leased % of rentable square feet	93.8%	71.3%
Average remaining lease term (in years)(1)	4.0	3.6

(1)	The average remaining lease term in years excludes future options to extend the term of the lease.

Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after June 30, 2018, for each of the next ten years and thereafter for our 235 shopping centers. The chart shows the leased square feet and ABR represented by the applicable lease expiration year (dollars and square feet in thousands):

$41,410
$35,119
$35,493
$32,539
$32,892
$25,291
$19,936
$16,408
$16,738
$14,703
$9,799
$2,144
$40,000
$30,000
$20,000
$10,000
$0
4,000
3,000
2,000
1,000
0
(dollars in thousands)
(square feet in thousands)
MTM
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027
2028+
Anchor - ABR
Inline - ABR
GLA

Subsequent to June 30, 2018, we renewed approximately 331,000 total square feet and $3.6 million of total ABR of the leases expiring.
Portfolio Tenancy—We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio by tenant type as of June 30, 2018:

The following charts present the composition of our portfolio by tenant industry as of June 30, 2018:
The following table presents our top tenants, grouped according to parent company, by ABR as of June 30, 2018 (dollars and square feet in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Kroger	$25,834	9.1%	3,138	12.7%	55
Publix Super Markets	17,258	6.1%	1,715	7.0%	37
Ahold Delhaize	10,233	3.6%	854	3.5%	19
Albertsons-Safeway	9,461	3.4%	924	3.7%	17
Giant Eagle	6,764	2.4%	700	2.8%	9
Walmart	5,562	2.0%	1,213	4.9%	11
Dollar Tree	3,591	1.3%	409	1.7%	41
Raley's	3,547	1.3%	193	0.8%	3
SUPERVALU	2,884	1.0%	371	1.5%	9
Southeastern Grocers(2)	2,673	0.9%	310	1.3%	8
	$87,807	31.1%	9,827	39.9%	209

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores.

(2)
In March 2018, Southeastern Grocers, the parent company of Winn Dixie and Bi-Lo, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Since that time, Southeastern Grocers has emerged from bankruptcy and all of our leases with them have been assumed and remain in full force and effect.

Results of Operations
Segment information
As part of the PELP transaction we acquired PELP’s third-party investment management business. Prior to the completion of the transaction, we were externally-managed, and our only reportable segment was related to the aggregated operating results of our owned real estate. Therefore, there is no data available prior to October 4, 2017, for the Investment Management segment for comparative purposes. For more detail regarding our segments, see Note 15.
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

Summary of Operating Activities for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Favorable (Unfavorable) Change
(in thousands, except per share amounts)	2018	2017	$	%
Segment Profit:
Owned Real Estate	$66,961	$48,515	$18,446	38.0%
Investment Management	2,761	—	2,761	NM
Total segment profit	69,722	48,515	21,207	43.7%
Corporate general and administrative expenses	(9,226)	(8,325)	(901)	(10.8)%
Depreciation and amortization	(46,385)	(28,207)	(18,178)	(64.4)%
Impairment of real estate assets	(10,939)	—	(10,939)	NM
Interest expense, net	(17,051)	(9,501)	(7,550)	(79.5)%
Transaction expenses	—	(4,383)	4,383	NM
Other (expense) income, net	(197)	680	(877)	(129.0)%
Net loss	(14,076)	(1,221)	(12,855)	NM
Net loss attributable to noncontrolling interests	2,725	28	2,697	NM
Net loss attributable to stockholders	$(11,351)	$(1,193)	$(10,158)	NM
Owned Real Estate - Segment Profit

	Three Months Ended June 30,		Favorable (Unfavorable) Change
(in thousands, except per share amounts)	2018	2017	$	%
Total revenues	$94,899	$69,851	$25,048	35.9%
Property operating expenses(1)	(14,058)	(10,297)	(3,761)	(36.5)%
Real estate tax expenses	(13,076)	(10,155)	(2,921)	(28.8)%
General and administrative expenses(2)	(804)	(884)	80	9.0%
Segment profit	$66,961	$48,515	$18,446	38.0%

(1)
Property operating expenses include (i) operating and maintenance expense, consisting of property-related costs such as repairs, general maintenance, landscaping, snow removal, utilities, property insurance, security, and various other property-related expenses; (ii) bad debt expense; and (iii) allocated property management costs subsequent to the PELP transaction and property management costs prior to the transaction.

(2)	General and administrative expenses were primarily attributed to the costs of managing the administration of the properties, including support for leasing activities and legal costs.

Of our $25.0 million increase in revenues, $24.4 million was related to the acquisition of properties from PELP, as well as other asset acquisitions since January 1, 2017. The $0.7 million increase in revenues on properties acquired before January 1, 2017, exclusive of the PELP transaction was driven by a $0.24 increase in minimum rent per square foot and a 0.3% increase in occupancy. Significant changes in Owned Real Estate expenses between the three months ended June 30, 2018 and 2017, were as follows:

Change related to 76 properties acquired from PELP	Change related to our Same-center portfolio

Change related to properties acquired after December 31, 2016, exclusive of the PELP transaction, net of properties disposed

Investment Management - Segment Profit

(in thousands, except per share amounts)	Three Months Ended June 30, 2018
Total revenues	$9,274
Operating expenses	(2,843)
Corporate real estate tax expenses	(250)
General and administrative expenses	(3,420)
Segment profit	$2,761

•	Total revenues were primarily compromised of the following:

–	$4.1 million was attributed to advisory agreements, including acquisition, disposition, and asset management fees, between us and the Managed Funds.

–	$4.5 million was attributed to property management agreements, including property management fees, leasing commissions, and construction management fees, between us and the Managed Funds.

–	For additional detail regarding our fees and management income, see Note 12.

•
The $2.8 million in operating expenses was primarily related to employee compensation costs to manage the daily property operations of the Managed Funds, as well as insurance costs related to our captive insurance company.

•
General and administrative expenses were primarily attributed to operational costs, as well as employee compensation costs for managing the day-to-day affairs of the Managed Funds, identifying and making acquisitions and investments on their behalf, and communicating with the respective boards of directors and investors of the Managed Funds.
Corporate General and Administrative Expenses

•
The $0.9 million increase in corporate general and administrative expenses was related to personnel costs and expenses related to our corporate headquarters following the PELP transaction, offset by the elimination of the asset management fee.

Depreciation and Amortization

•
The $18.2 million increase in depreciation and amortization included a $17.3 million increase related to the 76 properties, the management contracts, and the corporate assets acquired in the PELP transaction.

•	The remaining increase was primarily related to properties acquired after December 31, 2016, excluding properties acquired in the PELP transaction.
Impairment of Real Estate Assets

•
During the three months ended June 30, 2018, we recognized an impairment charge totaling $10.9 million associated with the anticipated potential disposition of a certain property with a net book value in excess of its estimated fair value. See Note 5 for more details.

Interest Expense, Net
•Interest expense, net was comprised of the following for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Interest on revolving credit facility	$688	$1,650
Interest on term loans, net	9,579	4,465
Interest on mortgages	6,074	2,482
Capitalized interest	(144)	—
Amortization of deferred financing costs and assumed market debt adjustments	854	904
Interest expense, net	$17,051	$9,501

Weighted-average interest rate as of end of period	3.5%	3.1%
Weighted-average term (in years) as of end of period	4.9	3.4
Transaction Expenses

•	The $4.4 million decrease in transaction expenses was due to costs associated with the PELP transaction in 2017.
Other (Expense) Income, Net

•
The $0.9 million decrease in other income was primarily due to a $1.5 million increase in the fair value of our earn-out liability (see Note 14), offset by a favorable change resulting from gains on two property sales (see Note 5).

Summary of Operating Activities for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Favorable (Unfavorable) Change
(in thousands, except per share amounts)	2018	2017	$	%
Segment Profit:
Owned Real Estate	$132,470	$94,414	$38,056	40.3%
Investment Management	6,141	—	6,141	NM
Total segment profit	138,611	94,414	44,197	46.8%
Corporate general and administrative expenses	(16,639)	(15,392)	(1,247)	(8.1)%
Depreciation and amortization	(92,812)	(55,831)	(36,981)	(66.2)%
Impairment of real estate assets	(10,939)	—	(10,939)	NM
Interest expense, net	(33,830)	(17,891)	(15,939)	(89.1)%
Transaction expenses	—	(6,023)	6,023	NM
Other (expense) income, net	(304)	636	(940)	(147.8)%
Net loss	(15,913)	(87)	(15,826)	NM
Net income attributable to noncontrolling interests	2,962	—	2,962	NM
Net loss attributable to stockholders	$(12,951)	$(87)	$(12,864)	NM

Owned Real Estate - Segment Profit

	Six Months Ended June 30,		Favorable (Unfavorable) Change
(in thousands, except per share amounts)	2018	2017	$	%
Total revenues	$189,253	$138,154	$51,099	37.0%
Property operating expenses(1)	(29,516)	(21,729)	(7,787)	(35.8)%
Real estate tax expenses	(26,038)	(20,413)	(5,625)	(27.6)%
General and administrative expenses(2)	(1,229)	(1,598)	369	23.1%
Segment profit	$132,470	$94,414	$38,056	40.3%

(1)
Property operating expenses include (i) operating and maintenance expense, consisting of property-related costs such as repairs, general maintenance, landscaping, snow removal, utilities, property insurance, security, and various other property-related expenses; (ii) bad debt expense; and (iii) allocated property management costs subsequent to the PELP transaction and property management costs prior to the transaction.

(2)	General and administrative expenses were primarily attributed to the costs of managing the administration of the properties, including support for leasing activities and legal costs.
Of our $51.1 million increase in revenues, $50.0 million was related to the acquisition of properties from PELP, as well as other asset acquisitions since January 1, 2017. The $1.1 million increase in revenues on properties acquired before January 1, 2017, exclusive of the PELP transaction (“same-center portfolio”) was driven by a $0.24 increase in minimum rent per square foot and a 0.3% increase in occupancy. Significant changes in Owned Real Estate expenses between the six months ended June 30, 2018 and 2017, were as follows:

Change related to 76 properties acquired from PELP	Change related to our Same-center portfolio

Change related to properties acquired after December 31, 2016, exclusive of the PELP transaction, net of properties disposed of

Investment Management - Segment Profit

(in thousands, except per share amounts)	Six Months Ended June 30, 2018
Total revenues	$18,119
Operating expenses	(5,500)
Corporate real estate tax expenses	(435)
General and administrative expenses	(6,043)
Segment profit	$6,141

•	Total revenues were primarily compromised of the following:

–	$7.9 million was attributed to advisory agreements, including acquisition, disposition, and asset management fees, between us and the Managed Funds.

–	$8.8 million was attributed to property management agreements, including property management fees, leasing commissions, and construction management fees, between us and the Managed Funds.

•
The $5.5 million of operating expenses was primarily related to employee compensation costs to manage the daily property operations of the Managed Funds, as well as insurance costs related to our captive insurance company.

•
General and administrative expenses were primarily attributed to operational costs, as well as employee compensation costs for managing the day-to-day affairs of the Managed Funds, identifying and making acquisitions and investments on their behalf, and communicating with the respective boards of directors and investors of the Managed Funds.

Corporate General and Administrative Expenses

•
The $1.2 million increase in corporate general and administrative expenses was related to personnel costs and expenses related to our corporate headquarters following the PELP transaction, offset by the elimination of the asset management fee.

Depreciation and Amortization

•
The $37.0 million increase in depreciation and amortization included a $34.7 million increase related to the 76 properties, the management contracts, and the corporate assets acquired in the PELP transaction.

•	The remaining increase was primarily related to properties acquired after December 31, 2016, excluding properties acquired in the PELP transaction.
Impairment of Real Estate Assets

•
During the six months ended June 30, 2018, we recognized an impairment charge totaling $10.9 million associated with the anticipated potential disposition of a certain property with a net book value in excess of its estimated fair value. See Note 5 for more details.

Interest Expense, Net
•Interest expense, net was comprised of the following for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Interest on revolving credit facility	$1,081	$2,963
Interest on term loans, net	18,872	8,647
Interest on mortgages	12,337	4,987
Capitalized interest	(270)	—
Amortization and write-off of deferred financing costs and assumed market debt adjustments	1,810	1,294
Interest expense, net	$33,830	$17,891

Weighted-average interest rate as of end of period	3.5%	3.1%
Weighted-average term (in years) as of end of period	4.9	3.4
Transaction Expenses

•	The $6.0 million decrease in transaction expenses was due to costs associated with the PELP transaction in 2017.
Other (Expense) Income, Net

•
The $0.9 million decrease in other income was primarily due to a $1.5 million expense to increase the fair value of our earn-out liability (see Note 14), offset by a favorable change resulting from gains on two property sales (see Note 5).

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
Below is a summary of leasing activity for the three months ended June 30, 2018 and 2017:

	Total Deals		Inline Deals(1)
	2018	2017(2)	2018	2017(2)
New leases:
Number of leases	44	45	42	44
Square footage (in thousands)	119	108	93	94
First-year base rental revenue (in thousands)	$1,905	$2,028	$1,679	$1,937
Average rent per square foot (“PSF”)	$16.04	$18.79	$17.98	$20.57
Average cost PSF of executing new leases(3)	$23.92	$34.06	$23.84	$35.02
Number of comparable leases(4)	12	17	11	17
Comparable rent spread(4)	15.1%	23.6%	4.3%	23.6%
Weighted average lease term (in years)	6.0	8.3	5.5	7.4
Renewals and options:
Number of leases	134	85	124	80
Square footage (in thousands)	650	380	290	157
First-year base rental revenue (in thousands)	$8,203	$5,356	$4,980	$3,602
Average rent PSF	$12.62	$14.10	$17.16	$22.88
Average rent PSF prior to renewals	$11.74	$13.09	$15.61	$20.51
Percentage increase in average rent PSF	7.3%	7.7%	9.7%	11.5%
Number of comparable leases(4)	98	65	95	65
Comparable rent spread(4)	7.9%	15.6%	9.8%	15.6%
Average cost PSF of executing renewals and options(3)	$2.45	$2.83	$3.62	$5.16
Weighted average lease term (in years)	5.0	5.1	4.6	5.3
Portfolio retention rate(5)	94.9%	91.0%	89.2%	90.2%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	Leasing activity in 2017 does not reflect activity for the PELP properties acquired on October 4, 2017.

(3)
The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions. The costs associated with landlord improvements are excluded for repositioning and redevelopment projects, if any.

(4)	The comparable rent spread compares the percentage increase (or decrease) of new or renewal leases (excluding options) to the expiring lease of a unit that was occupied within the past 12 months.

(5)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

Below is a summary of leasing activity for the six months ended June 30, 2018 and 2017(1):

	Total Deals		Inline Deals
	2018	2017	2018	2017
New leases:
Number of leases	118	92	113	89
Square footage (in thousands)	363	239	264	196
First-year base rental revenue (in thousands)	$5,141	$4,183	$4,440	$3,854
Average rent PSF	$14.15	$17.54	$16.84	$19.61
Average cost PSF of executing new leases	$24.48	$31.78	$24.74	$34.32
Number of comparable leases	33	32	31	31
Comparable rent spread	18.1%	24.8%	10.2%	20.8%
Weighted average lease term (in years)	6.8	8.2	6.7	7.6
Renewals and options:
Number of leases	251	170	229	157
Square footage (in thousands)	1,224	806	489	327
First-year base rental revenue (in thousands)	$15,829	$12,467	$9,024	$7,662
Average rent PSF	$12.93	$15.47	$18.44	$23.46
Average rent PSF prior to renewals	$11.95	$14.22	$16.65	$20.95
Percentage increase in average rent PSF	8.2%	8.8%	10.6%	12.0%
Number of comparable leases	185	128	177	125
Comparable rent spread	9.4%	14.1%	11.6%	14.9%
Average cost PSF of executing renewals and options	$2.76	$3.02	$4.02	$5.19
Weighted average lease term (in years)	4.9	5.1	4.8	5.3
Portfolio retention rate	91.6%	93.4%	82.9%	89.0%

(1)	See the footnotes to the summary of leasing activity table for the three months ended June 30, 2018, for more detail regarding certain items throughout this table.

Non-GAAP Measures
Pro Forma Same-Center Net Operating Income—Same-Center NOI represents the NOI for the properties that were owned and operational for the entire portion of both comparable reporting periods. For purposes of evaluating Same-Center NOI on a comparative basis, and in light of the PELP transaction, we are presenting Pro Forma Same-Center NOI, which is Same-Center NOI on a pro forma basis as if the transaction had occurred on January 1, 2017. This perspective allows us to evaluate Same-Center NOI growth over a comparable period. As of June 30, 2018, we had 224 same-center properties, including 74 same-center properties acquired in the PELP transaction. Pro Forma Same-Center NOI is not necessarily indicative of what actual Same-Center NOI and growth would have been if the PELP transaction had occurred on January 1, 2017, nor does it purport to represent Same-Center NOI and growth for future periods.
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

The table below compares Pro Forma Same-Center NOI for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues:
Rental income(1)	$66,299	$63,916	$2,383		$131,511	$128,196	$3,315
Tenant recovery income	20,510	20,108	402		41,661	41,202	459
Other property income	591	387	204		1,161	861	300
Total revenues	87,400	84,411	2,989	3.5%	174,333	170,259	4,074	2.4%
Operating expenses:
Property operating expenses	12,284	13,318	1,034		25,904	27,904	2,000
Real estate taxes	12,713	12,496	(217)		24,973	25,211	238
Total operating expenses	24,997	25,814	817	3.2%	50,877	53,115	2,238	4.2%
Total Pro Forma Same-Center NOI	$62,403	$58,597	$3,806	6.5%	$123,456	$117,144	$6,312	5.4%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Below is a reconciliation of Net Loss to Owned Real Estate NOI and Pro Forma Same-Center NOI for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Net loss	$(14,076)	$(1,221)		$(15,913)	$(87)
Adjusted to exclude:
Fees and management income	(9,137)	—		(17,849)	—
Straight-line rental income	(1,409)	(1,451)		(2,489)	(1,943)
Net amortization of above- and below-market leases	(983)	(357)		(1,990)	(686)
Lease buyout income	(43)	(1,085)		(66)	(1,112)
General and administrative expenses	13,450	9,209		23,911	16,990
Depreciation and amortization	46,385	28,207		92,812	55,831
Impairment of real estate assets	10,939	—		10,939	—
Interest expense, net	17,051	9,501		33,830	17,891
Transaction expenses	—	4,383	—	—	6,023
Other	102	(680)		115	(636)
Property management allocations to third-party assets under management(1)	4,001	—		7,791	—
Owned Real Estate NOI(2)	66,280	46,506		131,091	92,271
Less: NOI from centers excluded from same-center	(3,877)	(1,247)		(7,635)	(1,672)
NOI prior to October 4, 2017, from same-center properties acquired in the PELP transaction(3)	—	13,338		—	26,545
Total Pro Forma Same-Center NOI	$62,403	$58,597		$123,456	$117,144

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

NOI from the PELP properties acquired prior to the PELP transaction was obtained from the accounting records of PELP without adjustment. The accounting records were subject to internal review by us. The table below provides Same-Center NOI detail for the non-ownership period of PELP, which was the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues:
Rental income(1)	$14,834	$29,600
Tenant recovery income	3,973	8,217
Other property income	205	453
Total revenues	19,012	38,270
Operating expenses:
Property operating expenses	3,168	6,701
Real estate taxes	2,506	5,024
Total operating expenses	5,674	11,725
Total Same-Center NOI	$13,338	$26,545

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.

Funds from Operations and Modified Funds from Operations (“MFFO”)—FFO is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for impairment losses on depreciable real estate and impairments of in-substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We calculate FFO Attributable to Stockholders and Convertible Noncontrolling Interests in a manner consistent with the NAREIT definition, with an additional adjustment made for noncontrolling interests that are not convertible into common stock.
MFFO is an additional performance financial measure used by us as FFO includes certain non-comparable items that affect our performance over time. MFFO excludes the following items:

•	acquisition and transaction expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting;

•	gains or losses related to fair value adjustments for our earn-out liability; and

•	adjustments related to the above items for joint ventures and noncontrolling interests and unconsolidated entities in the application of equity accounting.
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

The following table presents our calculation of FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and MFFO and provides additional information related to our operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017(1)
Calculation of FFO Attributable to Stockholders and Convertible Noncontrolling Interests
Net loss	$(14,076)	$(1,221)	$(15,913)	$(87)
Adjustments:
Depreciation and amortization of real estate assets	42,841	28,207	85,140	55,831
Impairment of real estate assets	10,939	—	10,939	—
Gain on disposal of properties	(985)	—	(985)	—
FFO attributable to the Company	38,719	26,986	79,181	55,744
Adjustments attributable to noncontrolling interests not convertible into common stock	(31)	—	(128)	—
FFO attributable to stockholders and convertible noncontrolling interests	$38,688	$26,986	$79,053	$55,744
Calculation of MFFO
FFO attributable to stockholders and convertible noncontrolling interests	$38,688	$26,986	$79,053	$55,744
Adjustments:
Net amortization of above- and below-market leases	(982)	(357)	(1,990)	(688)
Depreciation and amortization of corporate assets	3,544	—	7,672	—
Loss (gain) on extinguishment of debt, net	145	—	145	(524)
Straight-line rent	(1,414)	(1,451)	(2,471)	(1,943)
Amortization of market debt adjustment	(465)	(293)	(737)	(571)
Change in fair value of earn-out liability	1,500	—	1,500	—
Transaction expenses	—	4,383	—	6,023
Other	(71)	187	(41)	140
MFFO	$40,945	$29,455	$83,131	$58,181

FFO Attributable to Stockholders and Convertible Noncontrolling Interests/MFFO per share
Weighted-average common shares outstanding - diluted(2)	228,909	185,911	229,628	183,178
FFO attributable to stockholders and convertible noncontrolling interests per share - diluted(2)	$0.17	$0.15	$0.34	$0.30
MFFO per share - diluted	$0.18	$0.16	$0.36	$0.32

(1)	Certain prior period amounts have been restated to conform with current year presentation.

(2)
Restricted stock awards were dilutive to FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO for the three and six months ended June 30, 2018 and 2017, and, accordingly, were included in the weighted-average common shares used to calculate diluted FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO per share.

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	investments in real estate, including the anticipated Merger with REIT II;

•	capital expenditures and leasing costs;

•	repurchases of common stock;

•	cash distributions to stockholders; and

•	principal and interest payments on our outstanding indebtedness.
We expect our primary sources of liquidity to be:

•	operating cash flows;

•	available, unrestricted cash and cash equivalents;

•	reinvested distributions, which are used for share repurchases;

•	proceeds from debt financings, including borrowings under our unsecured credit facility; and

•	proceeds from real estate dispositions.
We believe our sources of cash will provide adequate liquidity to fund our obligations.

The following table summarizes information about our debt as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Total debt obligations, gross	$1,847,983	$1,817,786
Weighted average interest rate	3.5%	3.4%
Weighted average maturity	4.9	5.5

Revolving credit facility capacity	$500,000	$500,000
Revolving credit facility availability(1)	452,973	437,972
Revolving credit facility maturity(2)	October 2021	October 2021

(1)	Net of letters of credit.

(2)	The revolving credit facility has additional options to extend the maturity to October 2022.
As of June 30, 2018, we had cash, cash equivalents, and restricted cash of $25.0 million, a net decrease of $2.4 million during the six months ended June 30, 2018.
Below is a summary of our cash flow activity for the six months ended June 30, 2018 and 2017 (in thousands):

	2018	2017	$ Change	% Change
Net cash provided by operating activities	$77,812	$48,957	$28,855	58.9%
Net cash used in investing activities	(13,268)	(86,170)	72,902	(84.6)%
Net cash used in financing activities	(66,951)	(1,867)	(65,084)	NM
Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:

•
Property operations—Most of our operating cash comes from rental and tenant recovery income, and is offset by property operating expenses, real estate taxes, and property-specific general and administrative costs. Our change in cash flows from property operations primarily results from owning a larger portfolio year-over-year, as well as a 5.4% increase in Pro Forma Same-Center NOI.

•
Fee and management income—Following the completion of the PELP transaction, we also generate operating cash from our third-party investment management business, offset by the operational costs of the business. Cash from fee and management income increased by $17.8 million.

•	Cash paid for interest—During the six months ended June 30, 2018, we paid $32.4 million for interest, an increase of $15.6 million over the same period in 2017.

•
Working capital—During the six months ended June 30, 2018, cash flows from working capital decreased due to an increase in accounts payable when compared to the same period in 2017, partially offset by a decrease in accounts receivable and an increase in prepaid rent.

Investing Activities—Our net cash used in investing activities was primarily impacted by the following:

•
Real estate acquisitions and dispositions—During the six months ended June 30, 2018, we acquired one shopping center for a total cash outlay of $9.2 million. During the same period in 2017, we acquired five shopping centers for a total cash outlay of $75.8 million. During the six months ended June 30, 2018, we disposed of two properties for a total cash inflow of $13.3 million. We did not have any dispositions during the same period in 2017.

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the six months ended June 30, 2018, cash used for capital expenditures decreased by $5.9 million over the same period in 2017.

Financing Activities—Net cash used in financing activities were primarily impacted by the following:

•
Debt borrowings and payments—Cash from financing activities is primarily affected by inflows from borrowings and outflows from payments on debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. In January 2018, we executed a $65 million delayed draw in January 2018 on one of our term loans entered into in October 2017, and used the proceeds to increase availability on our revolving credit facility. During the six months ended June 30, 2018, our net borrowings decreased by $51.6 million as a result of higher cash flows from operations and fewer acquisitions over the same period in 2017.

•
Distributions to stockholders and OP unit holders—There was a large increase in distributions paid to OP unit holders in 2018 as a result of issuing 39.4 million OP units in the PELP transaction. Cash used for distributions to common stockholders and OP unit holders increased by $12.6 million.

•
Share repurchases—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations (see Note 10). Cash outflows for share repurchases increased by $1.2 million.

Distributions—Activity related to distributions to our common stockholders and OP unit holders for the six months ended June 30, 2018 and 2017, was as follows (in thousands):

Cash distributions to OP unit holders	Net cash provided by operating activities

Cash distributions to common stockholders	FFO attributable to stockholders and nonconvertible noncontrolling interests

Distributions reinvested through the DRIP
We paid distributions monthly and expect to continue paying distributions monthly unless our results of operations, our general financial condition, general economic conditions, or other factors, as determined by our Board, make it imprudent to do so. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the IRC.
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
Debt—Our debt is subject to certain covenants and, as of June 30, 2018, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of June 30, 2018, allow us access to future borrowings as needed.

The following table presents our calculation of net debt to total enterprise value as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	2018	2017
Net debt:
Total debt, excluding below-market adjustments and deferred financing costs	$1,847,983	$1,817,786
Less: Cash and cash equivalents	8,310	5,716
Total net debt	$1,839,673	$1,812,070
Enterprise Value:
Total net debt	$1,839,673	$1,812,070
Total equity value(1)	2,517,544	2,526,557
Total enterprise value	$4,357,217	$4,338,627

Net debt to total enterprise value	42.2%	41.8%
(1) Total equity value is calculated as the product of the number of diluted shares outstanding and the estimated net asset value per share at the end of the period. There were 227.8 million and 229.7 million diluted shares outstanding as of June 30, 2018 and December 31, 2017, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Part II, Item 7A of our 2017 Annual Report on Form 10-K filed with the SEC on March 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2018.
Internal Control Changes
During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

w PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) is party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which we are not covered by our liability insurance or the outcome is reasonably likely to have a material impact on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A. RISK FACTORS
For a listing of risk factors associated with investing in us, please see Part I, Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K filed with the SEC on March 30, 2018.
Risks Related to the Agreement and Plan of Merger ("Merger Agreement") we entered into, pursuant to which, subject to the satisfaction or waiver of certain conditions, we will merge with Phillips Edison Grocery Center REIT II, Inc. (“REIT II”) and we will continue as the surviving corporation (“Merger”)
Our stockholders will be diluted by the Merger.
The Merger will dilute the ownership position of our stockholders. Upon completion of the Merger, we estimate that continuing stockholders will own approximately 71% of the issued and outstanding shares of the us on a fully diluted basis, and former

PE REIT II stockholders will own approximately 29% of the issued and outstanding shares of the us on a fully diluted basis. Consequently, our stockholders, as a general matter, will have less influence over the management and policies of the us.
Completion of the Merger and related transactions is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the requirement that we pay certain termination fees to REIT II.
The Merger Agreement is subject to many conditions which must be satisfied or waived in order to complete the Merger. The mutual conditions of the parties include, among others: (i) the approval by the REIT II stockholders of the Merger; (ii) the approval by our stockholders of our charter amendment and the Merger; (iii) the absence of any law, order or injunction that would prohibit, restrain, enjoin or make illegal the consummation of the Merger or any judgment, order, decree, award, ruling, decision, verdict, subpoena, injunction or settlement entered, issued, made or rendered by, or any consent agreement, memorandum of understanding or other contract with, any governmental entity (whether temporary, preliminary or permanent) of a court of competent jurisdiction in effect preventing, restraining or enjoining the consummation of the Merger; and (iv) the effectiveness of the registration statement on Form S-4 to be filed by us for purposes of registering our common stock to be issued in connection with the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, among others: (a) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers); (c) the absence of any change, event, circumstance or development arising during the period from the date of the Merger Agreement until the effective time of the Merger that has had or is reasonably likely to have a material adverse effect on the other party; (d) the receipt of an opinion of counsel of the other party to the effect that such party has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT; and (e) the receipt of an opinion of counsel of each party to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code. In addition, our obligation to consummate the Merger is also subject to certain other conditions, including, among others, receipt of reasonable evidence that all applicable lender(s), administrative agents, rating agencies, and/or servicers with respect to certain loan documents have affirmatively been approved or consented to the Merger (or waived their right to approve or consent to the Merger) and any amendments and/or modification to certain other loan documents.
There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed. Failure to consummate the Merger may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we will incur certain transaction costs, regardless of whether the proposed Merger closes, which could adversely affect our financial condition, results of operations and ability to make distributions to its stockholders; and (ii) the Merger, whether or not it closes, will divert the attention of certain management and other key employees of us from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by the Outside Date (as defined in the Merger Agreement). If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay REIT II a termination fee of $75.6 million. If the Merger is not consummated, the ongoing businesses of us could be adversely affected.
Failure to complete the Merger and related transactions could negatively impact our future business and financial results.
If the Merger is not completed, our ongoing businesses could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including the following:

•	us being required, under certain circumstances, to pay to REIT II a termination fee of $75.6 million;

•	us and/or REIT II having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	the diversion of our management focus and resources from operational matters and other strategic opportunities while working to implement the Merger.

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger.
If the Merger is not completed, these risks could materially affect our business and financial results.
The pendency of the Merger could adversely affect our business and operations.
Prior to the effective time of the Merger, some customers, our prospective customers or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. In addition, due to operating restrictions in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.
The Merger Agreement contains provisions that grant the Board and the board of directors of REIT II a general ability to terminate the Merger Agreement based on the exercise of the directors’ duties.
Either REIT II or us may terminate the Merger Agreement, subject to the terms thereof, in response to a material event, circumstance, change or development that was not known to the applicable entity’s board of directors prior to the execution of the Merger Agreement (or if known, the consequences of which were not known or reasonably foreseeable), which event, circumstance, change or development, or any material consequence thereof, becomes known to the applicable entity’s board of directors prior to the effective time of the Merger if the applicable entity’s board of directors determines in good faith, after consultation with its outside legal counsel, that failure to change its recommendation with respect to the Merger (and, in the case of the Board, with respect to our charter amendment) would be inconsistent with the directors’ duties under applicable law. If the Merger is not completed, our ongoing business could be adversely affected.

The pendency of the Merger could discourage a potential acquirer of us or could result in an offer being at a lower purchase multiple than it might otherwise be.
A potential acquirer that might have interest in acquiring us or all or substantially all of our assets may be discouraged from considering, proposing or otherwise pursuing such an acquisition because of the pendency of the Merger and the transactions contemplated by the Merger Agreement. While the Merger Agreement permits us to agree to a merger, consolidation, or recapitalization in a manner that would not materially and adversely affect the economic benefits of the Merger to the REIT II stockholders or materially delay or impair the ability of us and the Operating Partnership to consummate the Merger, a potential acquirer may be discouraged by the obligation to be bound by the terms of the Merger Agreement in connection with a potential acquisition of us. A potential acquirer that might be interested in acquiring us may not be interested during the pendency of the Merger to pursue an acquisition of us given the increased regulatory issues associated with the Merger (and the other transactions contemplated by the Merger Agreement) and/or other obligations and issues related to acquiring the larger combined company, instead of us as a standalone business. A potential acquirer may also offer a lower per share value to our stockholders than it might otherwise have proposed to pay because of the added risks surrounding the present transaction and the obligation to be bound by the terms of the Merger Agreement if an acquisition of us were completed prior to the closing of the Merger.
If the Merger is not consummated by the Outside Date (as defined in the Merger Agreement), either we or REIT II may terminate the Merger Agreement.
Either we or REIT II may terminate the Merger Agreement if the Merger has not been consummated by the Outside Date (as defined in the Merger Agreement). However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or resulted in, the failure to consummate the Merger.
The Merger will result in changes to the board of directors of the combined company.
Upon completion of the Merger, the composition of the board of directors of the combined company will be different than the current Board. The Board currently consists of five directors and upon the consummation of the Merger, all of our directors immediately prior to the effective time of the Merger and two individuals designated by REIT II are expected to comprise the board of directors of the combined company after the effective time of the Merger. As of the date of this quarterly report on Form 10-Q, each of David Garrison and John Strong have been designated by REIT II. Each of Mr. Garrison and Mr. Strong is currently a member of the REIT II board and has been nominated for reelection at the REIT II annual meeting. This new composition of the board of directors of the combined company may affect the future decisions of the combined company.
An adverse judgment in a lawsuit challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
There may be lawsuits filed challenging the Merger, which could, among other things, result in us incurring costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. Further, an injunction could be issued, prohibiting the parties from completing the Merger on the agreed-upon terms in the expected time frame, or may prevent it from being completed altogether. This type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business.
Risks Related to the Combined Company Following the Merger
Following the Merger, the combined company may be unable to retain key employees.
The success of the combined company after the Merger will depend in part upon its ability to retain our key employees. Key employees may depart either before or after the Merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger. Accordingly, no assurance can be given that we or, following the Merger, the combined company will be able to retain key employees to the same extent as in the past.
The combined company’s anticipated level of indebtedness will increase upon completion of the Merger and will increase the related risks we now face.
In connection with the Merger, the combined company will assume and/or refinance certain indebtedness of REIT II and will be subject to increased risks associated with debt financing, including an increased risk that the combined company’s cash flow could be insufficient to meet required payments on its debt. On June 30, 2018, we had indebtedness of $1.8 billion, including $46.6 million of outstanding borrowings under its revolving credit facility, a total of $1.2 billion of outstanding unsecured debt and a total of $596.4 million of outstanding mortgage debt, and $690,000 of capital leases and other debt. After giving effect to the Merger, the combined company’s total pro forma consolidated indebtedness will increase. Taking into account our existing indebtedness and the assumption and/or refinancing of indebtedness in the Merger, the combined company’s pro forma consolidated indebtedness as of March 31, 2018, after giving effect to the Merger, would be approximately $2.7 billion. The combined indebtedness is comprised of $1.9 billion of outstanding unsecured debt, including $107.9 million of outstanding borrowings under its revolving credit facility and a total of $762.6 million of outstanding mortgage debt, capital leases and other debt. As of March 31, 2018, the latest practicable date before the date of this joint proxy statement/prospectus, PECO had an outstanding balance of $25.6 million for its revolving credit facility, and PE REIT II had an outstanding balance of $82.4 million for its revolving credit facility.
The combined company’s increased indebtedness could have important consequences to holders of its common stock and preferred stock, if any, including REIT II stockholders who receive our common stock in the Merger, including:

•	increasing the combined company’s vulnerability to general adverse economic and industry conditions;

•	limiting the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•
requiring the use of a substantial portion of the combined company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting the combined company’s flexibility in planning for, or reacting to, changes in its business and its industry; and

•	putting the combined company at a disadvantage compared to its competitors with less indebtedness.
If the combined company defaults under a mortgage loan, it will automatically be in default under any other loan that has cross-default provisions, and it may lose the properties securing these loans.
The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.
Following the Merger, the combined company expects to continue to expand its operations through additional acquisitions, some of which may involve complex challenges. The future success of the combined company will depend, in part, upon the ability of the combined company to manage its expansion opportunities, which may pose substantial challenges for the combined company to integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that the combined company’s expansion or acquisition opportunities will be successful, or that the combined company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
Counterparties to certain significant agreements with us or REIT II may exercise contractual rights under such agreements in connection with the Merger.
REIT II and us are each party to certain agreements that give the counterparty certain rights following a “change in control,” including in some cases the right to terminate the agreement. Under some such agreements, the Merger may constitute a change in control and therefore the counterparty may exercise certain rights under the agreement upon the closing of the Merger. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under its agreements. There can be no assurances that such counterparties will not exercise their rights under these agreements, including termination rights where available, or that the exercise of any such rights under, or modification of, these agreements will not adversely affect the business or operations of the combined company.
If the Merger is consummated, there will be no requirement that the combined company execute a liquidity event.
There currently is no public market for our shares of common stock and there may never be one. Further, if the Merger is consummated, there will be no requirement that the combined company execute a liquidity event at any point. In the future, the board of directors of the combined company may consider various forms of liquidity, including, but not limited to: (i) the listing of shares of common stock on a national securities exchange; (ii) the sale of all or substantially all of the assets of the combined company; (iii) a sale or merger that would provide stockholders of the combined company with cash and/or securities of a publicly traded company; or (iv) the dissolution of the combined company. If the Merger is consummated, there can be no assurance that the combined company will cause a liquidity event to occur at such time or at all. If the combined company does not pursue a liquidity transaction, shares of our common stock, including any shares issued in connection with the Merger, may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to easily convert their investment to cash and could suffer losses on their investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2018, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Redeemed	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2018	3,257	$11.00	3,257	(3)
May 2018	358	11.00	358	(3)
June 2018	215	11.05	215	(3)

(1)
On May 9, 2018, our Board increased the estimated value per share of our common stock to $11.05 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2018. Prior to May 9, 2018, the estimated value per share was $11.00 (see Note 10).

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
Our Board may amend, suspend, or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders. In connection with the proposed Merger with REIT II (see Note 3 to the consolidated financial statements), the SRP was suspended during the month of July and resumed in August 2018.
During the six months ended June 30, 2018, repurchase requests surpassed the funding limits under the SRP. Approximately 4.2 million shares of our common stock were repurchased under the SRP during the six months ended June 30, 2018. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis. As of June 30, 2018, we had 13.4 million shares of unfulfilled repurchase requests, which will be treated as requests for repurchase during future months until satisfied or withdrawn. Due to the program's funding limits, no funds will be available for the remainder of 2018. However, we will continue to fulfill repurchases sought upon a stockholder's death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Ex.	Description
2.1
Agreement and Plan of Merger, dated as of July 17, 2018, by and among Phillips Edison & Company, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., REIT Merger Sub, LLC, OP Merger Sub, LLC, OP Merger Sub 2, LLC, Phillips Edison Grocery Center REIT II, Inc., and Phillips Edison Grocery Center Operating Partnership II, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 18, 2018)

3.1	Fourth Amended and Restated Bylaws of Phillips Edison & Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 18, 2018)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: August 10, 2018	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2018	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)