Form 10-Q
period 2018-09-30
Phillips Edison & Company, Inc.
filed 2018-11-05
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes  ☑    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2018, there were 184.0 million outstanding shares of common stock of the Registrant.

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Investment in real estate:
Land and improvements	$1,115,232	$1,121,590
Building and improvements	2,253,804	2,263,381
Acquired in-place lease assets	308,575	313,432
Acquired above-market lease assets	53,161	53,524
Total investment in real estate assets	3,730,772	3,751,927
Accumulated depreciation and amortization	(576,976)	(462,025)
Total investment in real estate assets, net	3,153,796	3,289,902
Cash and cash equivalents	6,111	5,716
Restricted cash	27,828	21,729
Accounts receivable – affiliates	6,365	6,102
Corporate intangible assets, net	46,400	55,100
Goodwill	29,066	29,085
Other assets, net	148,443	118,448
Total assets	$3,418,009	$3,526,082

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,842,947	$1,806,998
Acquired below-market lease liabilities, net of accumulated amortization of $33,976 and
$27,388, respectively	82,235	90,624
Accounts payable – affiliates	1,014	1,359
Accounts payable and other liabilities	152,464	148,419
Total liabilities	2,078,660	2,047,400
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued
and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 183,694 and 185,233
shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,837	1,852
Additional paid-in capital	1,613,375	1,629,130
Accumulated other comprehensive income (“AOCI”)	33,602	16,496
Accumulated deficit	(721,017)	(601,238)
Total stockholders’ equity	927,797	1,046,240
Noncontrolling interests	411,552	432,442
Total equity	1,339,349	1,478,682
Total liabilities and equity	$3,418,009	$3,526,082

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$71,770	$53,165	$216,072	$157,425
Tenant recovery income	23,884	17,052	67,878	50,442
Fees and management income	8,974	—	26,823	—
Other property income	271	407	1,498	911
Total revenues	104,899	70,624	312,271	208,778
Expenses:
Property operating	19,276	10,882	54,292	32,611
Real estate taxes	12,873	10,723	39,346	31,136
General and administrative	13,579	8,914	37,490	25,904
Termination of affiliate arrangements	—	5,454	—	5,454
Depreciation and amortization	45,692	28,650	138,504	84,481
Impairment of real estate assets	16,757	—	27,696	—
Total expenses	108,177	64,623	297,328	179,586
Other:
Interest expense, net	(17,336)	(10,646)	(51,166)	(28,537)
Transaction expenses	—	(3,737)	—	(9,760)
Gain on sale of property, net	4,571	—	5,556	—
Other (expense) income, net	(224)	6	(1,513)	642
Net loss	(16,267)	(8,376)	(32,180)	(8,463)
Net loss attributable to noncontrolling interests	3,039	144	6,001	144
Net loss attributable to stockholders	$(13,228)	$(8,232)	$(26,179)	$(8,319)
Earnings per common share:
Net loss per share - basic and diluted	$(0.07)	$(0.04)	$(0.14)	$(0.05)
Weighted-average common shares outstanding:
Basic	183,699	183,843	184,676	183,402
Diluted	228,152	186,492	229,129	186,141

Comprehensive loss:
Net loss	$(16,267)	$(8,376)	$(32,180)	$(8,463)
Other comprehensive loss:
Change in unrealized gain (loss) on interest rate swaps	2,869	49	21,212	(741)
Comprehensive loss	(13,398)	(8,327)	(10,968)	(9,204)
Net loss attributable to noncontrolling interests	3,039	144	6,001	144
Other comprehensive loss attributable to noncontrolling interests	(517)	—	(1,101)	—
Comprehensive loss attributable to stockholders	$(10,876)	$(8,183)	$(6,068)	$(9,060)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2017	185,062	$1,851	$1,627,098	$11,916	$(439,484)	$1,201,381	$23,406	$1,224,787
Share repurchases	(4,471)	(45)	(45,557)	—	—	(45,602)	—	(45,602)
Dividend reinvestment plan (“DRIP”)	3,546	35	36,136	—	—	36,171	—	36,171
Change in unrealized loss on interest rate swaps	—	—	—	(741)	—	(741)	—	(741)
Common distributions declared, $0.50 per share	—	—	—	—	(92,037)	(92,037)	—	(92,037)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,384)	(1,384)
Share-based compensation	3	—	40	—	—	40	—	40
Redemption of noncontrolling interest	—	—	—	—	—	—	(4,179)	(4,179)
Net loss	—	—	—	—	(8,319)	(8,319)	(144)	(8,463)
Balance at September 30, 2017	184,140	$1,841	$1,617,717	$11,175	$(539,840)	$1,090,893	$17,699	$1,108,592

Balance at January 1, 2018	185,233	$1,852	$1,629,130	$16,496	$(601,238)	$1,046,240	$432,442	$1,478,682
Share repurchases	(4,511)	(45)	(49,589)	—	—	(49,634)	—	(49,634)
DRIP	2,967	30	32,661	—	—	32,691	—	32,691
Change in unrealized gain on interest rate swaps	—	—	—	17,106	—	17,106	4,106	21,212
Common distributions declared, $0.50 per share	—	—	—	—	(93,600)	(93,600)	—	(93,600)
Distributions to noncontrolling interests	—	—	—	—	—	—	(21,379)	(21,379)
Share-based compensation	5	—	1,329	—	—	1,329	2,384	3,713
Other	—	—	(156)	—	—	(156)	—	(156)
Net loss	—	—	—	—	(26,179)	(26,179)	(6,001)	(32,180)
Balance at September 30, 2018	183,694	$1,837	$1,613,375	$33,602	$(721,017)	$927,797	$411,552	$1,339,349

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)
(In thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,180)	$(8,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	125,990	83,200
Impairment of real estate assets	27,696	—
Depreciation and amortization of corporate assets	11,137	—
Amortization of deferred financing expense	3,615	3,572
Net amortization of above- and below-market leases	(2,967)	(972)
Gain on sale of property, net	(5,556)	—
Change in fair value of contingent liability	1,500	—
Straight-line rent	(3,544)	(2,913)
Share-based compensation	3,713	—
Other	846	(927)
Changes in operating assets and liabilities:
Other assets	(10,468)	(12,193)
Accounts receivable and payable – affiliates	(608)	1
Accounts payable and other liabilities	2,862	6,217
Net cash provided by operating activities	122,036	67,522
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(31,252)	(111,740)
Capital expenditures	(29,341)	(22,505)
Proceeds from sale of real estate	44,338	1,137
Net cash used in investing activities	(16,255)	(133,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	(6,000)	202,000
Proceeds from mortgages and loans payable	65,000	—
Payments on mortgages and loans payable	(24,751)	(64,287)
Payments of deferred financing expenses	(782)	(2,510)
Distributions paid, net of DRIP	(61,125)	(56,226)
Distributions to noncontrolling interests	(21,377)	(1,262)
Repurchases of common stock	(50,252)	(44,682)
Redemption of noncontrolling interests	—	(4,179)
Net cash (used in) provided by financing activities	(99,287)	28,854
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	6,494	(36,732)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	27,445	49,946
End of period	$33,939	$13,214

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$6,111	$7,189
Restricted cash	27,828	6,025
Cash, cash equivalents, and restricted cash at end of period	$33,939	$13,214

	2018	2017
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$49,157	$26,461
Fair value of assumed debt	—	30,832
Capital leases	739	—
Accrued capital expenditures	2,881	3,560
Change in distributions payable	(216)	(360)
Change in accrued share repurchase obligation	(618)	920
Distributions reinvested	32,691	36,171

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
We invest primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national and regional retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to certain non-traded, publicly registered real estate investment trusts (“REITs”) and private funds (“Managed Funds”). The Managed Funds include Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), Phillips Edison Grocery Center REIT III, Inc. (“PECO III”), Phillips Edison Limited Partnership (“PELP”), and Necessity Retail Partners (“NRP”).
As of September 30, 2018, we owned fee simple interests in 233 real estate properties.
In July 2018 we entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which, subject to the satisfaction or waiver of certain conditions, we will merge with REIT II, and we will continue as the surviving corporation (“Merger”). To complete the proposed Merger, we will issue 2.04 shares of our common stock in exchange for each issued and outstanding share of REIT II common stock, subject to closing adjustments. For a more detailed discussion, see Note 3.

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
Other than those noted below, there have been no changes to our significant accounting policies during the nine months ended September 30, 2018. For a full summary of our accounting policies, refer to our 2017 Annual Report on Form 10-K filed with the SEC on March 30, 2018.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Income Taxes—Our consolidated financial statements include the operations of one wholly owned subsidiary that has jointly elected to be treated as a Taxable REIT Subsidiary (“TRS”) and is subject to U.S. federal, state, and local income taxes at regular corporate tax rates. As of September 30, 2018 and December 31, 2017, a full valuation allowance was recorded for the entire amount of the net deferred tax asset. During the three and nine months ended September 30, 2018, no income tax expense or benefit was reported as we recorded a full valuation allowance for our net deferred tax asset.

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

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2018-13, Fair Value Measurement (Topic 820)	This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Early adoption is permitted.	January 1, 2020	We are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements.
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

In July 2018, the FASB issued ASU 2018-11. The update allows lessors to use a practical expedient to account for non-lease components and related lease components as a single lease component instead of accounting for them separately, if certain conditions are met. We expect to utilize this practical expedient.

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

Reclassifications—The following line items on our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017, were reclassified:

•	Unrealized (Loss) Gain on Derivatives and Reclassification of Derivative Loss to Interest Expense were combined to Change in Unrealized Gain (Loss) on Interest Rate Swaps.

•	Acquisition Expenses were combined to General and Administrative.
The following line items on our consolidated statements of cash flows for the nine months ended September 30, 2017 were reclassified:

•	Net Loss (Gain) on Write-off of Unamortized Capitalized Leasing Commissions, Market Debt Adjustments, and Deferred Financing Expense was combined to Other.

3. PROPOSED MERGER WITH REIT II
In July 2018, we entered into the Merger Agreement, pursuant to which we will merge with REIT II in a 100% stock transaction valued at approximately $1.9 billion. This proposed Merger will create a portfolio of approximately 320 grocery-anchored shopping centers encompassing more than 36 million square feet in established trade areas across 33 states.
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

The Merger Agreement provides certain termination rights for REIT II and us. In connection with the termination of the Merger Agreement, under certain specified circumstances, REIT II may be required to pay us a termination fee of $31.7 million and we may be required to pay REIT II a termination fee of $75.6 million. The Merger Agreement provided REIT II with a 30-day go-shop period pursuant to which they could solicit, receive, evaluate, and enter into negotiations with respect to alternative proposals from third-parties. The go-shop period ended during the third quarter.
On a pro forma basis, upon completion of the Merger, we estimate that our continuing stockholders will own approximately 71% of the issued and outstanding shares of the combined company on a fully diluted basis (determined as if each Operating Partnership unit (“OP unit”) were exchanged for one share of our common stock), and former REIT II stockholders will own approximately 29% of the issued and outstanding shares of the combined company on a fully diluted basis (determined as if each OP unit were exchanged for one share of our common stock).
After consideration of all applicable factors pursuant to the business combination accounting rules under ASC 805, Business Combinations, including the application of a screen test to evaluate if substantially all the fair value of the acquired properties is concentrated in a single asset or group of similar assets, we have concluded that the Merger will be treated as an asset acquisition under GAAP. As of September 30, 2018, we have deferred for capitalization $2.8 million in costs related to the merger.

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

Amount
Fair value of OP units issued	$401,630
Debt assumed:
Corporate debt	432,091
Mortgages and notes payable	72,649
Cash payments	30,420
Fair value of earn-out	38,000
Total consideration	974,790
PELP debt repaid by the Company on the transaction date	(432,091)
Net consideration	$542,699
We issued 39.4 million OP units with an estimated fair value per unit of $10.20 at the time of the transaction. Certain of our executive officers who received OP units as part of the PELP transaction entered into an agreement which provides that they will not transfer their OP units for either two or three years following the closing. The remaining holders of the OP units are subject to the terms of exchange for shares of common stock outlined in the Operating Partnership’s Third Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”) (see Note 10). The terms of the PELP transaction included an earn-out structure with an opportunity for up to an additional 12.5 million OP units to be issued. For more detail regarding this earn-out, see Note 14.
Immediately following the closing of the PELP transaction, our stockholders owned approximately 80.6% and former PELP stockholders owned approximately 19.4% of the combined company.

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
Results of Operations—The consolidated net assets and results of operations of PELP’s contributions were included in the consolidated financial statements from the transaction date going forward and resulted in the following impact to Revenue and Net Loss for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$20,943	$63,894
Net loss	(16,464)	(24,999)
Acquisition Costs—We incurred approximately $17.0 million of costs related to the PELP transaction, $9.8 million of which was incurred during the nine months ended September 30, 2017, and was recorded as Transaction Expenses on the consolidated statements of operations. No costs related to the PELP transaction were recorded in 2018.

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

(in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Pro forma revenues	$98,679	$300,133
Pro forma net income attributable to stockholders	799	2,063

5. REAL ESTATE ACTIVITY
Acquisitions—During the nine months ended September 30, 2018, we acquired two grocery-anchored shopping centers. The first quarter acquisition closed out the Internal Revenue Code (“IRC”) Section 1031 like-kind exchange outstanding at December 31, 2017. We also acquired one land parcel adjacent to a property we currently own for $0.7 million. During the nine months ended September 30, 2017, we acquired six grocery-anchored shopping centers. All of the 2017 and 2018 acquisitions were classified as asset acquisitions. As such, most acquisition-related costs were capitalized and are included in the total purchase prices shown below. Our real estate assets acquired during the nine months ended September 30, 2018, were as follows (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Leased % of Rentable Square Feet at Acquisition
Shoppes of Lake Village	Leesburg, FL	Publix	2/26/2018	$8,423	71.3%
Sierra Vista Plaza	Murrieta, CA	Stater Brothers(1)	9/28/2018	22,151	81.0%

(1)	Stater Brothers is in a portion of the shopping center that we do not own.
During the nine months ended September 30, 2017, we acquired the following real estate assets (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price		Leased % of Rentable Square Feet at Acquisition
Atwater Marketplace	Atwater, CA	Save Mart	2/10/2017	$15,041		94.6%
Rocky Ridge Station	Roseville, CA	Sprouts	4/18/2017	37,271	(1)	96.3%
Greentree Station	Racine, WI	Pick ‘n Save	5/5/2017	12,309		90.3%
Titusville Station	Titusville, FL	Publix	6/15/2017	13,817		71.7%
Sierra Station	Corona, CA	Ralph’s	6/20/2017	29,137	(1)	94.0%
Hoffman Village Station	Hoffman Estates, IL	Mariano’s	9/5/2017	34,910		93.1%

(1)	The purchase price includes the fair value of debt assumed as part of the acquisition.
The fair value at acquisition and weighted-average useful life for in-place, above-market, and below-market lease intangibles acquired as part of the above transactions during the nine months ended September 30, 2018 and 2017, are as follows (dollars in thousands, weighted-average useful life in years):

	2018		2017
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Acquired in-place leases	$2,319	6	$13,647	13
Acquired above-market leases	200	5	1,012	7
Acquired below-market leases	(1,299)	14	(3,703)	19
Dispositions—During the nine months ended September 30, 2018, we sold five grocery-anchored shopping centers for $45.6 million resulting in a gain of $5.6 million. We had no dispositions during the nine months ended September 30, 2017.
Impairment of Real Estate Assets—During the three and nine months ended September 30, 2018, we recognized impairment charges totaling $16.8 million and $27.7 million, respectively. The impairments were associated with certain anticipated property dispositions where the net book value exceeded the estimated fair value, as well as certain properties that we determined to be impaired following the identification of potential operational impairment indicators. Our estimated fair value was based upon the contracted price to sell, the marketed price for disposition, or comparable market assets when neither of the first two inputs were available. We have applied reasonable estimates and judgments in determining the level of impairments recognized. We did not recognize any impairments in 2017.

6. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Other assets, net:
Deferred leasing commissions and costs	$33,491	$29,055
Deferred financing costs	13,971	13,971
Office equipment, including capital lease assets, and other	13,117	10,308
Total depreciable and amortizable assets	60,579	53,334
Accumulated depreciation and amortization	(23,678)	(17,121)
Net depreciable and amortizable assets	36,901	36,213
Accounts receivable, net	37,025	41,211
Deferred rent receivable, net	21,594	18,201
Derivative asset	37,708	16,496
Prepaid expenses	8,015	4,232
Investment in affiliates	903	902
Other	6,297	1,193
Total other assets, net	$148,443	$118,448

7. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, on our debt obligations as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Interest Rate	September 30, 2018	December 31, 2017
Revolving credit facility(1)	LIBOR + 1.40%	$55,568	$61,569
Term loans(2)	2.51% - 3.93%	1,205,000	1,140,000
Secured loan facility due 2026	3.55%	175,000	175,000
Secured loan facility due 2027	3.52%	195,000	195,000
Mortgages and other(3)	3.75% - 7.91%	222,205	246,217
Assumed market debt adjustments, net(4)		4,211	5,254
Deferred financing costs(5)		(14,037)	(16,042)
Total		$1,842,947	$1,806,998

(1)
The gross borrowings and payments under our revolving credit facility were $219.0 million and $225.0 million, respectively, during the nine months ended September 30, 2018. The revolving credit facility has a capacity of $500 million and matures in October 2021, with additional options to extend the maturity to October 2022.

(2)
We have six term loans with maturities ranging from 2019 to 2024. The $100 million term loan due in 2019 has options to extend the maturity to 2021. We will consider options for refinancing the loan or exercising the option upon maturity. As of September 30, 2018, the availability on our revolving credit facility exceeded the balance on the loan. The $175 million term loan due in 2020 has options to extend its maturity to 2021. We executed a $65 million delayed draw in January 2018 on one of our term loans that originated in October 2017.

(3)
Due to the non-recourse nature of our fixed-rate mortgages, the assets and liabilities of the properties securing such mortgages are neither available to pay the debts of the consolidated property-holding limited liability companies, nor do they constitute obligations of such consolidated limited liability companies as of September 30, 2018 and December 31, 2017.

(4)	Net of accumulated amortization of $4.0 million and $3.7 million as of September 30, 2018 and December 31, 2017, respectively.

(5)	Net of accumulated amortization of $7.9 million and $5.4 million as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018 and December 31, 2017, the weighted-average interest rate, including the effect of derivative financial instruments, for all of our debt obligations was 3.5% and 3.4%, respectively.

The allocation of total debt between fixed- and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing costs, as of September 30, 2018 and December 31, 2017, is summarized below (in thousands):

	September 30, 2018	December 31, 2017
As to interest rate:(1)
Fixed-rate debt	$1,584,205	$1,608,217
Variable-rate debt	268,568	209,569
Total	$1,852,773	$1,817,786
As to collateralization:
Unsecured debt	$1,261,180	$1,202,476
Secured debt	591,593	615,310
Total	$1,852,773	$1,817,786

(1)	Includes the effects of derivative financial instruments (see Notes 8 and 14).

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
The change in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffectiveness previously reported in earnings for the period ended September 30, 2017, was adjusted to reflect application of the provisions of ASU 2017-12, Derivatives and Hedging (Topic 815), as of the beginning of 2017. This adjustment was not material.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $8.8 million will be reclassified from Other Comprehensive Income (“OCI”) as a decrease to Interest Expense, Net. The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of September 30, 2018 and December 31, 2017 (notional amount in thousands):

Count	Fixed LIBOR	Maturity Date	Notional Amount
6	1.2% - 2.2%	2019-2024	$992,000
The table below details the location of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amount of gain (loss) recognized in OCI on derivative(1)	$4,061	$(179)	$23,107	$(1,944)
Amount of (gain) loss reclassified from AOCI into interest expense(1)	(1,192)	228	(1,895)	1,203

(1)	Increases in gains are solely driven from changes in LIBOR and LIBOR futures.

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
Shares of our common stock are issued under the Dividend Reinvestment Plan (the “DRIP”) and redeemed under the Share Repurchase Program (“SRP”), as discussed below, at the same price as the EVPS in effect at the time of issuance or redemption.
Dividend Reinvestment Plan—The DRIP allows stockholders to invest distributions in additional shares of our common stock. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash. In connection with the proposed Merger (see Note 3), the DRIP was temporarily suspended for the month of July 2018; therefore, all DRIP participants received their July 2018 distribution in cash rather than in stock. The DRIP plan resumed in August 2018, with the distribution paid in September 2018.
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
During the nine months ended September 30, 2018, repurchase requests surpassed the funding limits under the SRP. Approximately 4.5 million shares of our common stock were repurchased under the SRP during the nine months ended September 30, 2018. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis. Due to the program's funding limits, no funds will be available for the remainder of 2018. However, we will continue to fulfill repurchases sought upon a stockholder's death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
In connection with the proposed Merger, the combined company will be required to reset its share repurchase queue. As a result, all SRP requests currently on file will be canceled on the date the Merger closes. All stockholders wishing to participate in the SRP after the Merger must submit a new SRP form to the transfer agent, DST, after the Merger to be included in the next standard repurchase of the combined company. All standard repurchase requests must be on file and in good order to be included for next standard repurchase of the combined company, which is expected to be in July 2019. At that time, should the demand for standard redemptions exceed the funding available for repurchases, the combined company is expected to make pro-rata redemptions. Following that standard repurchase, standard repurchase requests that are on file with the combined company and in good order that have not been fully executed (due to pro-rata redemptions), will remain on file for future redemptions.
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
Under the terms of the Partnership Agreement, OP unit holders may elect to exchange OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units for shares of our common stock, provided that the
OP units have been outstanding for at least one year. As the form of redemption for OP units is within our control, the OP units outstanding as of September 30, 2018 and December 31, 2017, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. The cumulative distributions that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity. There were 44.5 million OP units outstanding as of September 30, 2018 and December 31, 2017.
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
The impact of OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of September 30, 2018 and 2017.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to stockholders - basic	$(13,228)	$(8,232)	$(26,179)	$(8,319)
Net loss attributable to convertible OP units(1)	(3,180)	(144)	(6,270)	(144)
Net loss attributable to stockholders and convertible noncontrolling interests - diluted	$(16,408)	$(8,376)	$(32,449)	$(8,463)
Denominator:
Weighted-average shares - basic	183,699	183,843	184,676	183,402
OP units(1)	44,453	2,649	44,453	2,739
Adjusted weighted-average shares - diluted	228,152	186,492	229,129	186,141
Earnings per common share:
Net loss attributable to stockholders - basic and diluted	$(0.07)	$(0.04)	$(0.14)	$(0.05)
(1) OP units include units previously issued for asset management services provided under our former advisory agreement (see Note 13), as well as units issued as part of the PELP transaction (Note 4), all of which are convertible into common stock. The Operating Partnership loss attributable to these OP units, which is included as a component of Net Income Attributable to Noncontrolling Interests on the consolidated statements of operations, has been added back in the numerator as these OP units were included in the denominator for all years presented.
As of September 30, 2018, approximately 1.0 million unvested restricted stock awards granted to employees and directors were outstanding. These securities were anti-dilutive and, as a result, were excluded from the weighted-average common shares used to calculate diluted EPS. The unvested restricted stock awards outstanding at September 30, 2017, were immaterial. There were 2.7 million unvested Class B units outstanding as of September 30, 2017. As these units were unvested, they were not included in the diluted earnings per share calculation. We had no unvested Class B units outstanding as of September 30, 2018.

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

Summarized below is all fee and management revenue for the Investment Management segment. The revenue includes the fees and reimbursements earned by us from the Managed Funds for the three and nine months ended September 30, 2018, and other revenues that are not in the scope of ASC 606, Revenue from Contracts with Customers, but are included in this table for the purpose of disclosing all related party revenues (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	REIT II	Other Parties	Total	REIT II	Other Parties	Total
Advisory revenue:
Acquisition fees	$—	$379	$379	$162	$635	$797
Asset management fees	3,084	342	3,426	9,212	917	10,129
Other advisory fees and reimbursements	143	146	289	796	305	1,101
Total advisory revenue	3,227	867	4,094	10,170	1,857	12,027

Property Management and Services revenue:
Property management fees	1,977	345	2,322	6,181	1,061	7,242
Leasing commissions	1,192	245	1,437	3,703	659	4,362
Construction management fees	308	42	350	511	175	686
Other property management fees and reimbursements	155	88	243	577	331	908
Total property management and services revenue	3,632	720	4,352	10,972	2,226	13,198

Other revenue:
Insurance premiums(1)	90	437	527	277	1,320	1,597
Non-operating property revenue	—	138	138	—	408	408
Total fees and management income	$6,949	$2,162	$9,111	$21,419	$5,811	$27,230

(1)	Insurance premium income from other parties was from third parties not affiliated with us.
Because the PELP transaction occurred in October 2017, no fee and management income was earned during the nine months ended September 30, 2017.
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
Related Party Receivables—Summarized below is the detail of our outstanding receivable balance from related parties as of September 30, 2018 and December 31, 2017, respectively (in thousands):

	September 30, 2018		December 31, 2017
	REIT II	Other Parties	REIT II	Other Parties
Contract receivables:
Advisory	$109	$171	$256	$51
Property management and services	1,178	188	1,264	128
Total contract receivables	1,287	359	1,520	179
Other	119	4,473	72	4,331
Total	$1,406	$4,832	$1,592	$4,510
Organizational and Offering Costs—Under the terms of the advisory agreement, we have incurred organizational and offering costs related to PECO III, all of which currently are recorded in Accounts Receivable - Affiliates on the consolidated balance sheets. We have charged PECO III organizational and offering costs related to both its private placement and public offering, which were approximately $4.2 million and $2.0 million as of September 30, 2018 and December 31, 2017, respectively.
During the public offering period for PECO III we will receive a contingent advisor payment of 2.15% of the contract purchase price of each property or other real estate investment it acquires. This reimbursement is intended to allow us to recoup a portion of the dealer manager fees and organizational and offering expenses advanced by PECO III’s advisor, in which we have a 75% interest. Therefore, this reimbursement shall not exceed the amount of organizational and offering expenses and dealer manager fees outstanding at the time of closing for the acquired property.
The initial $4.5 million we may incur to fund organizational and offering expenses related to the PECO III public offering, shall be retained by PECO III until the termination of its public offering, at which time such amount shall be paid.

13. RELATED PARTY EXPENSE
Economic Dependency—Prior to the completion of the PELP transaction, we were dependent on Phillips Edison NTR LLC (“PE-NTR”), Phillips Edison & Company Ltd. (the “Property Manager”), and their respective affiliates for certain services that were essential to us, including asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. Upon closing of the transaction in October 2017, our management structure became internalized and our relationship with PE-NTR and the Property Manager was acquired. As a result, we no longer pay the fees listed below and had no outstanding unpaid amounts related to those fees as of September 30, 2018 or December 31, 2017.
Advisory Agreement—PE-NTR and a previous advisor were entitled to specified fees and expenditure reimbursements for certain services, including managing our day-to-day activities and implementing our investment strategy under advisory agreements, as follows:

•	Asset management and subordinated participation fee paid out monthly in cash and/or Class B units;

•	Acquisition fee based on the cost of investments acquired/originated;

•	Acquisition expenses reimbursed related to selecting, evaluating, and acquiring assets; and

•	Disposition fee paid for substantial assistance in connection with the sale of a property.
Summarized below are the fees earned by and the expenses reimbursable for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Acquisition fees(1)	$294	$1,344
Due diligence fees(1)	370	583
Asset management fees(2)	5,071	15,388
OP unit distributions(3)	448	1,373
Class B unit distributions(4)	482	1,393
Disposition fees	—	19
Total	$6,665	$20,100

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
Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Property management fees(1)	$2,717	$7,986
Leasing commissions(2)	1,677	6,077
Construction management fees(2)	683	1,367
Other fees and reimbursements(3)	2,409	6,030
Total	$7,486	$21,460

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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

Other Related Party Matters—Under the terms of the advisory agreement, we have incurred organizational and offering costs related to PECO III. A portion of those costs were incurred by Griffin Capital Corporation (“Griffin sponsor”), a co-sponsor of PECO III. The Griffin sponsor owns a 25% interest and we own a 75% interest in PECO III’s advisor. As such, $1.0 million of the receivable we have from PECO III is reimbursable to the Griffin sponsor and is recorded in Accounts Payable - Affiliates on the consolidated balance sheets.
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
The following is a summary of borrowings as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Fair value	$1,812,086	$1,765,151
Recorded value(1)	1,856,984	1,823,040

(1)	Recorded value does not include deferred financing costs of $14.0 million and $16.0 million as of September 30, 2018 and December 31, 2017, respectively.
Recurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis. The fair value measurements of those assets and liabilities as of September 30, 2018 and December 31, 2017, were as follows (in thousands):

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps-term loans(1)	$—	$37,708	$—	$—	$16,496	$—
Interest rate swap-mortgage note(1)	—	—	—	—	(61)	—
Earn-out liability(2)	—	—	(39,500)	—	—	(38,000)

(1)	We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets.

(2)
The estimated fair value of the earn-out is presented in Accounts Payable and Other Liabilities on the consolidated balance sheets. We will continue to estimate the fair value of this earn-out liability at each reporting date during the contingency period and record any changes on our consolidated statements of operations.

Earn-out—The terms of the PELP transaction include an earn-out structure with an opportunity for up to an additional 12.5 million OP units to be issued to PELP as additional consideration if certain milestones are achieved. The milestones are related to a liquidity event for our stockholders and fundraising targets in PECO III, of which PELP was a co-sponsor.
We estimate the fair value of this liability using weighted-average probabilities of likely outcomes. These estimates require us to make various assumptions about future share prices, timing of liquidity events, equity raise projections, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. In calculating the fair value of this liability, we have determined that the most likely range of potential outcomes includes a possibility of no additional OP units issued as well as up to 6 million out of the maximum 12.5 million units being issued.
Derivative Instruments—As of September 30, 2018 and December 31, 2017, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities. For a more detailed discussion of these cash flow hedges, see Note 8.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2018 and December 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Nonrecurring Fair Value Measurements—Our real estate assets are measured and recognized at fair value on a nonrecurring basis dependent upon when we determine an impairment has occurred. In 2018 we impaired real estate assets that were under contract, being actively marketed for sale, or had other impairment indicators. We determined that these valuations fall under Level 2 of the fair value hierarchy. One real estate asset impaired during the second quarter of 2018 was sold in the third quarter. The fair value measurement was based on the contractual sales price, which was determined to be $5.3 million. We did not have any impaired real estate assets as of December 31, 2017.
The fair value measurement of our impaired real estate assets recorded as of September 30, 2018, was as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3
Impaired real estate assets	$—	$37,575	$—

15. SEGMENT INFORMATION
As of September 30, 2018, we operated through two business segments: Owned Real Estate and Investment Management. Prior to the completion of the PELP transaction in October 2017, we only operated through the Owned Real Estate segment. As a result, we did not report any segment disclosures for the three and nine months ended September 30, 2017. We generate revenues and Segment Profit as follows:

•
Owned Real Estate: Our business objective is to own and operate well-occupied grocery-anchored shopping centers that generate cash flows to support distributions to our shareholders with the potential for capital appreciation. We typically invest in neighborhood shopping centers (generally containing less than 125,000 leasable square feet) located in attractive demographic markets throughout the United States where our management believes our fully integrated operating platform can add value. Through this segment, we own a diversified portfolio of shopping centers subject to long-term net leases with creditworthy tenants in the grocery, retail, restaurant, and service industries. As of September 30, 2018, we owned 233 properties.

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

Our chief operating decision makers rely primarily on Segment Profit and similar measures to make decisions regarding allocating resources and assessing segment performance. We allocate certain operating expenses, such as employee-related costs and benefits, to our segments. Items not directly attributable to our Owned Real Estate or Investment Management segments are allocated to corporate general and administrative expenses, which is a reconciling item. The table below compares Segment Profit for each of our operating segments and reconciles total Segment Profit to Net Loss for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Owned Real Estate	Investment Management	Total	Owned Real Estate	Investment Management	Total
Total revenues	$95,788	$9,111	$104,899	$285,041	$27,230	$312,271
Property operating expenses	(15,940)	(3,336)	(19,276)	(45,442)	(8,850)	(54,292)
Real estate tax expenses	(12,698)	(175)	(12,873)	(38,737)	(609)	(39,346)
General and administrative expenses	(588)	(3,540)	(4,128)	(1,817)	(9,599)	(11,416)
Segment profit	$66,562	$2,060	68,622	$199,045	$8,172	207,217
Corporate general and administrative expenses			(9,451)			(26,074)
Depreciation and amortization			(45,692)			(138,504)
Impairment of real estate assets			(16,757)			(27,696)
Interest expense, net			(17,336)			(51,166)
Gain on sale of property, net			4,571			5,556
Other loss, net			(224)			(1,513)
Net loss			(16,267)			(32,180)

16. SUBSEQUENT EVENTS
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to September 30, 2018, were as follows (in thousands, except distribution rate):

Month	Date of Record	Distribution Rate	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
September	9/17/2018	$0.05583344	10/1/2018	$12,691	$3,817	$8,874
October	10/15/2018	$0.05583344	11/1/2018	12,701	3,787	8,914
In November 2018, our board of directors authorized distributions for December 2018, as well as January and February 2019 to the stockholders of record at the close of business on December 17, 2018, January 15, 2019, and February 15, 2019, respectively, equal to a monthly amount of $0.05583344 per share of common stock. OP unit holders will receive distributions at the same rate as common stockholders.
Acquisitions—Subsequent to September 30, 2018, we acquired the following property (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Contractual Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Wheat Ridge Marketplace	Wheat Ridge, CO	Safeway	10/3/2018	$ 18,750(1)	103,438	90.5%

(1)	The purchase price includes debt assumed as part of the acquisition.
Joint Ventures with Northwestern Mutual—On November 2, 2018, PECO (through our direct and indirect subsidiaries) and The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) entered into a definitive agreement pursuant to which we will contribute or sell our ownership interests in 17 grocery-anchored shopping centers, valued at approximately $368 million, to a new joint venture. Northwestern Mutual will acquire an 85% interest in the joint venture and we will retain a 15% interest and will continue to provide asset and property management services to the joint venture. We expect to use the proceeds received from this transaction to pay down outstanding debt, fund redevelopment projects, and further expand our portfolio of grocery-anchored shopping centers. As a part of this transaction, the joint venture will also assume our $175 million loan facility due in 2026.
On November 2, 2018, PECO III and Northwestern Mutual entered into a similar definitive agreement to a new joint venture. We will continue to provide asset and property management services to this PECO III joint venture.
We expect to close both joint venture transactions during the fourth quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks include, without limitation, (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) changes in interest rates and the availability of permanent mortgage financing; (v) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vi) the financial stability of tenants, including the ability of tenants to pay rent; (vii) changes in tax, real estate, environmental, and zoning laws; (viii) the concentration of our portfolio in a limited number of industries, geographies, or investments; (ix) risks associated with our ability to consummate the Merger and the timing and closing of the Merger; and (x) any of the other risks included in this Quarterly Report on Form 10-Q. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
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
Proposed REIT II Merger—In July 2018, we entered into a Merger Agreement, pursuant to which we will merge with REIT II, and we will continue as the surviving corporation, in a 100% stock transaction valued at approximately $1.9 billion. To complete the proposed Merger, we will issue 2.04 shares of our common stock in exchange for each issued and outstanding share of REIT II common stock, which is equivalent to $22.54 per share based on our most recent EVPS of $11.05. The exchange ratio is based on a thorough review of the relative valuation of each entity, including factoring in our growing investment management business as well as each company’s transaction costs. REIT II’s outstanding debt of approximately $800.0 million is expected to be refinanced or assumed by us at closing under the terms of the Merger Agreement.
We expect the Merger to create meaningful operational and financial benefits, including:

•
Materially Improve Portfolio while Maintaining Exclusive Grocery Focus - The Merger will result in a portfolio comprising approximately 320 grocery-anchored shopping centers with more than 36 million square feet located in 33 states with an emphasis on necessity-based retailers, which have proven to be internet resistant and recession resilient. This institutional-quality portfolio has higher occupancy rates, higher annualized base rent (“ABR”) per square foot, and improved demographics on a pro forma basis.

•
Increase Size, Scale, and Market Prominence - Given our enhanced size, scale, and portfolio demographics, the combined company will have improved access to the capital markets, which can be used to support strategic investments to drive future growth opportunities.

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

•
Maintain Healthy Leverage Ratio and Strong Balance Sheet - The combined company’s leverage ratio is expected to improve on a net debt/total enterprise value basis. Our fixed-rate percentage of debt remains stable on a pro forma basis compared to prior to the Merger.

•
Accelerate Strategy to Simplify Business Model - We expect to realize the synergies of operating a combined enterprise that remains focused on driving shareholder value and expect a seamless integration process as our management company has overseen REIT II since inception.

Portfolio and Leasing Statistics—Below are statistical highlights of our portfolio:

	Total Portfolio as of September 30, 2018	Property Acquisitions During the Nine Months Ended September 30, 2018
Number of properties	233	2
Number of states	32	2
Total square feet (in thousands)	25,881	216
Leased % of rentable square feet	93.9%	74.9%
Average remaining lease term (in years)(1)	4.4	3.7

(1)	The average remaining lease term in years excludes future options to extend the term of the lease.
Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after September 30, 2018, for each of the next ten years and thereafter for our 233 shopping centers. The chart shows the leased square feet and ABR represented by the applicable lease expiration year:

$2,425
$6,028
$28,097
$32,472
$35,710
$34,573
$43,380
$23,622
$14,749
$16,465
$16,580
$28,630
$40,000
$30,000
$20,000
$10,000
$0
(dollars in thousands)
4,000
3,000
2,000
1,000
0
(square feet in thousands)
MTM
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027
2028+
Anchor - ABR
Inline - ABR
GLA

Subsequent to September 30, 2018, we renewed approximately 154,000 total square feet and $2.2 million of total ABR of the leases expiring.

Portfolio Tenancy—We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio by tenant type as of September 30, 2018:

The following charts present the composition of our portfolio by tenant industry as of September 30, 2018:
The following table presents our top ten tenants, grouped according to parent company, by ABR as of September 30, 2018 (dollars and square feet in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Kroger	$25,834	9.1%	3,138	12.9%	55
Publix Super Markets	17,258	6.1%	1,714	7.1%	37
Ahold Delhaize	10,233	3.6%	854	3.5%	19
Albertsons Companies	9,461	3.3%	924	3.8%	17
Giant Eagle	6,764	2.4%	700	2.9%	9
Walmart	5,337	1.9%	1,181	4.9%	10
Raley's	3,547	1.3%	193	0.8%	3
Dollar Tree	3,434	1.2%	398	1.6%	40
SUPERVALU	2,884	1.0%	371	1.5%	9
Southeastern Grocers (2)	2,674	0.9%	311	1.3%	8
	$87,426	30.8%	9,784	40.3%	207

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores.

(2)
In March 2018, Southeastern Grocers, the parent company of Winn Dixie and Bi-Lo, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Since that time, Southeastern Grocers has emerged from bankruptcy and all of our leases with them have been assumed and remain in full force and effect.

Results of Operations
Segment information—As part of the PELP transaction we acquired PELP’s third-party investment management business. Prior to the completion of the transaction, we were externally-managed, and our only reportable segment was related to the aggregated operating results of our owned real estate. Therefore, there is no data available prior to October 4, 2017, for the Investment Management segment for comparative purposes. For more detail regarding our segments, see Note 15.
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
Summary of Operating Activities for the Three Months Ended September 30, 2018 and 2017
Reconciliation of Segment Profit to Net Loss Attributable to Stockholders

	Three Months Ended September 30,		Favorable (Unfavorable) Change
(dollars in thousands)	2018	2017	$	%
Segment Profit:
Owned Real Estate	$66,562	$47,965	$18,597	38.8%
Investment Management	2,060	—	2,060	NM
Total segment profit	68,622	47,965	20,657	43.1%
Corporate general and administrative expenses	(9,451)	(7,860)	(1,591)	(20.2)%
Termination of affiliate arrangements	—	(5,454)	5,454	NM
Depreciation and amortization	(45,692)	(28,650)	(17,042)	(59.5)%
Impairment of real estate assets	(16,757)	—	(16,757)	NM
Interest expense, net	(17,336)	(10,646)	(6,690)	(62.8)%
Transaction expenses	—	(3,737)	3,737	NM
Gain on sale of property, net	4,571	—	4,571	NM
Other (expense) income, net	(224)	6	(230)	NM
Net loss	(16,267)	(8,376)	(7,891)	(94.2)%
Net loss attributable to noncontrolling interests	3,039	144	2,895	NM
Net loss attributable to stockholders	$(13,228)	$(8,232)	$(4,996)	(60.7)%

Owned Real Estate - Segment Profit

	Three Months Ended September 30,		Favorable (Unfavorable) Change
(dollars in thousands)	2018	2017	$	%
Total revenues	$95,788	$70,624	$25,164	35.6%
Property operating expenses(1)	(15,940)	(10,882)	(5,058)	(46.5)%
Real estate tax expenses	(12,698)	(10,723)	(1,975)	(18.4)%
General and administrative expenses(2)	(588)	(1,054)	466	44.2%
Segment profit	$66,562	$47,965	$18,597	38.8%

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
Of our $25.2 million increase in revenues, $23.2 million was related to the acquisition of properties from PELP, as well as other asset acquisitions since January 1, 2017. The remaining $2.0 million increase from revenues on properties acquired before January 1, 2017, exclusive of the PELP transaction, was driven by a $0.27 increase in minimum rent per square foot.

Significant changes in Owned Real Estate expenses between the three months ended September 30, 2018 and 2017, were as follows:

Change related to the 76 properties and management company acquired from PELP	Change related to our properties acquired before January 1, 2017

Change related to properties acquired after December 31, 2016, exclusive of the PELP transaction, net of properties disposed

Investment Management - Segment Profit

(dollars in thousands)	Three Months Ended September 30, 2018
Total revenues	$9,111
Operating expenses	(3,336)
Corporate real estate tax expenses	(175)
General and administrative expenses	(3,540)
Segment profit	$2,060

•	Total revenues were primarily compromised of the following:

–	$4.1 million was attributed to advisory agreements, including acquisition, disposition, and asset management fees, between us and the Managed Funds.

–	$4.4 million was attributed to property management agreements, including property management fees, leasing commissions, and construction management fees, between us and the Managed Funds.

–	For additional detail regarding our fees and management income, see Note 12.

•
The $3.3 million in operating expenses was primarily related to employee compensation costs to manage the daily property operations of the Managed Funds, as well as insurance costs related to our captive insurance company.

•
General and administrative expenses were primarily attributed to operational costs, as well as employee compensation costs for managing the day-to-day affairs of the Managed Funds, identifying and making acquisitions and investments on their behalf, communicating with the respective boards of directors and investors of the Managed Funds, and costs focused on raising institutional equity to further grow our business.

The following explanations are in reference to the unallocated corporate expenses included in the preceding Reconciliation of Segment Profit to Net Loss Attributable to Stockholders for the three months ended September 30, 2018.
Corporate General and Administrative Expenses

•
The $1.6 million increase in corporate general and administrative expenses was related to personnel costs and expenses related to our corporate headquarters following the PELP transaction, offset by the elimination of the asset management fee.

Termination of Affiliate Arrangements

•
The $5.5 million decrease in termination of affiliate arrangements was related to the prior year redemption of unvested Class B units, at the EVPS on the date of termination, that had been earned by our former advisor for historical asset management services.

Depreciation and Amortization

•	The $17.0 million increase in depreciation and amortization was related to the 76 properties, corporate headquarters, management contracts, and corporate assets acquired in the PELP transaction.

•	The increase also included a $0.9 million increase related to properties acquired after December 31, 2016, excluding properties acquired in the PELP transaction.

•	The increase in depreciation and amortization was offset by a $0.9 million decrease primarily attributed to certain intangible lease assets becoming fully amortized.
Impairment of Real Estate Assets

•
During the three months ended September 30, 2018, we recognized impairment charges totaling $16.8 million associated with certain anticipated property dispositions where the net book value exceeded the estimated fair value, as well as certain properties that we determined to be impaired following the identification of potential operational impairment indicators. See Notes 5 and 14 for more details.

Interest Expense, Net
•Interest expense, net was comprised of the following for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018	2017
Interest on revolving credit facility	$733	$2,109
Interest on term loans, net	9,732	4,591
Interest on mortgages	6,060	3,073
Capitalized interest	(105)	—
Amortization of deferred financing costs and assumed market debt adjustments	916	873
Interest expense, net	$17,336	$10,646

Weighted-average interest rate as of end of period	3.5%	3.1%
Weighted-average term (in years) as of end of period	4.7	3.0
Transaction Expenses

•	The $3.7 million decrease in transaction expenses was due to costs associated with the PELP transaction in 2017.
Gain on Sale of Property, net

•	The $4.6 million increase in gain on sale of property, net was primarily related to the sale of three properties during the three months ended September 30, 2018 (see Note 5).

Summary of Operating Activities for the Nine Months Ended September 30, 2018 and 2017
Reconciliation of Segment Profit to Net Loss Attributable to Stockholders

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
(dollars in thousands)	2018	2017	$	%
Segment Profit:
Owned Real Estate	$199,045	$142,379	$56,666	39.8%
Investment Management	8,172	—	8,172	NM
Total segment profit	207,217	142,379	64,838	45.5%
Corporate general and administrative expenses	(26,074)	(23,252)	(2,822)	(12.1)%
Termination of affiliate arrangements	—	(5,454)	5,454	NM
Depreciation and amortization	(138,504)	(84,481)	(54,023)	(63.9)%
Impairment of real estate assets	(27,696)	—	(27,696)	NM
Interest expense, net	(51,166)	(28,537)	(22,629)	(79.3)%
Transaction expenses	—	(9,760)	9,760	NM
Gain on sale of property, net	5,556	—	5,556	NM
Other (expense) income, net	(1,513)	642	(2,155)	NM
Net loss	(32,180)	(8,463)	(23,717)	NM
Net loss attributable to noncontrolling interests	6,001	144	5,857	NM
Net loss attributable to stockholders	$(26,179)	$(8,319)	$(17,860)	NM

Owned Real Estate - Segment Profit

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
(dollars in thousands)	2018	2017	$	%
Total revenues	$285,041	$208,778	$76,263	36.5%
Property operating expenses(1)	(45,442)	(32,611)	(12,831)	(39.3)%
Real estate tax expenses	(38,737)	(31,136)	(7,601)	(24.4)%
General and administrative expenses(2)	(1,817)	(2,652)	835	31.5%
Segment profit	$199,045	$142,379	$56,666	39.8%

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
Of our $76.3 million increase in revenues, $73.2 million was related to the acquisition of properties from PELP, as well as other asset acquisitions since January 1, 2017. The remaining $3.1 million increase is from revenues on properties acquired before January 1, 2017, exclusive of the PELP transaction, and was driven by a $0.27 increase in minimum rent per square foot.

Significant changes in Owned Real Estate expenses between the nine months ended September 30, 2018 and 2017, were as follows:

Change related to the 76 properties and management company acquired from PELP	Change related to our properties acquired before January 1, 2017

Change related to properties acquired after December 31, 2016, exclusive of the PELP transaction, net of properties disposed of

Investment Management - Segment Profit

(dollars in thousands)	Nine Months Ended September 30, 2018
Total revenues	$27,230
Operating expenses	(8,850)
Corporate real estate tax expenses	(609)
General and administrative expenses	(9,599)
Segment profit	$8,172

•	Total revenues were primarily compromised of the following:

–	$12.0 million was attributed to advisory agreements, including acquisition, disposition, and asset management fees, between us and the Managed Funds.

–	$13.2 million was attributed to property management agreements, including property management fees, leasing commissions, and construction management fees, between us and the Managed Funds.

•
The $8.9 million of operating expenses was primarily related to employee compensation costs to manage the daily property operations of the Managed Funds, as well as insurance costs related to our captive insurance company.

•
General and administrative expenses were primarily attributed to operational costs, as well as employee compensation costs for managing the day-to-day affairs of the Managed Funds, identifying and making acquisitions and investments on their behalf, communicating with the respective boards of directors and investors of the Managed Funds, and costs focused on raising institutional equity to further grow our business.

The following explanations are in reference to the unallocated corporate expenses included in the preceding Reconciliation of Segment Profit to Net Loss Attributable to Stockholders for the nine months ended September 30, 2018.
Corporate General and Administrative Expenses

•
The $2.8 million increase in corporate general and administrative expenses was related to personnel costs and expenses related to our corporate headquarters following the PELP transaction, offset by the elimination of the asset management fee.

Termination of Affiliate Arrangements

•
The $5.5 million decrease in termination of affiliate arrangements was related to the prior year redemption of unvested Class B units at the EVPS on the date of termination, that had been earned by our former advisor for historical asset management services.

Depreciation and Amortization

•	The $54.0 million increase in depreciation and amortization included a $51.7 million increase related to the 76 properties, management contracts, and corporate assets acquired in the PELP transaction.

•	The increase also included a $4.3 million increase related to properties acquired after December 31, 2016, excluding properties acquired in the PELP transaction.

•	The increase in depreciation and amortization was offset by a $1.9 million decrease primarily attributed to certain intangible lease assets becoming fully amortized.
Impairment of Real Estate Assets

•
During the nine months ended September 30, 2018, we recognized impairment charges totaling $27.7 million associated with certain anticipated property dispositions where the net book value exceeded the estimated fair value, as well as certain properties that we determined to be impaired following the identification of potential operational impairment indicators. See Notes 5 and 14 for more details.

Interest Expense, Net
•Interest expense, net was comprised of the following for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Interest on revolving credit facility	$1,815	$5,072
Interest on term loans, net	28,605	13,238
Interest on mortgages	18,397	8,060
Capitalized interest	(376)	—
Amortization and write-off of deferred financing costs and assumed market debt adjustments	2,725	2,167
Interest expense, net	$51,166	$28,537

Weighted-average interest rate as of end of period	3.5%	3.1%
Weighted-average term (in years) as of end of period	4.7	3.0
Transaction Expenses

•	The $9.8 million decrease in transaction expenses was due to costs associated with the PELP transaction in 2017.
Gain on Sale of Property, Net

•	The $5.6 million increase in gain on sale of property, net was primarily due to the sale of five properties (see note 5).
Other (Expense) Income, Net

•	The $2.2 million decrease in other income was primarily due to $1.5 million expense to increase the fair value of our earn-out liability in 2018 (see Note 14), as well as outparcel sales in 2017.

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
Below is a summary of leasing activity for the three months ended September 30, 2018 and 2017:

	Total Deals		Inline Deals(1)
	2018	2017(2)	2018	2017(2)
New leases:
Number of leases	50	35	48	34
Square footage (in thousands)	144	91	108	70
First-year base rental revenue (in thousands)	$2,346	$1,380	$1,931	$1,186
Average rent per square foot (“PSF”)	$16.28	$15.24	$17.95	$16.92
Average cost PSF of executing new leases(3)	$31.49	$21.31	$25.20	$19.01
Number of comparable leases(4)	18	12	18	12
Comparable rent spread(5)	13.5%	6.8%	13.5%	6.8%
Weighted average lease term (in years)	8.0	6.9	7.4	5.9
Renewals and options:
Number of leases	115	84	100	79
Square footage (in thousands)	743	482	241	138
First-year base rental revenue (in thousands)	$8,282	$5,285	$4,522	$2,959
Average rent PSF	$11.15	$10.96	$18.78	$21.42
Average rent PSF prior to renewals	$10.50	$10.24	$17.41	$19.24
Percentage increase in average rent PSF	6.1%	7.0%	7.6%	11.3%
Average cost PSF of executing renewals and options(3)	$3.04	$2.11	$5.05	$4.66
Number of comparable leases(4)	80	58	75	57
Comparable rent spread(5)	6.4%	12.4%	6.7%	12.6%
Weighted average lease term (in years)	4.7	5.3	5.1	5.4
Portfolio retention rate(6)	89.5%	91.9%	77.4%	87.2%

(1)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area (“GLA”).

(2)	Leasing activity in 2017 does not reflect activity for the PELP properties acquired on October 4, 2017.

(3)
The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, and tenant concessions. The costs associated with landlord improvements are excluded for repositioning and redevelopment projects, if any.

(4)
A comparable lease is a lease that is executed for the exact same space (location and square feet) in which a tenant was previously located. For a lease to be considered comparable, it must have been executed within 365 days from the earlier of legal possession or the day the prior tenant physically vacated the space.

(5)	The comparable rent spread compares the first year ABR of a new lease over the last year ABR of the prior lease of a unit that was occupied within the past twelve months.

(6)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

Below is a summary of leasing activity for the nine months ended September 30, 2018 and 2017(1):

	Total Deals		Inline Deals
	2018	2017	2018	2017
New leases:
Number of leases	168	127	161	123
Square footage (in thousands)	508	329	371	267
First-year base rental revenue (in thousands)	$7,487	$5,563	$6,372	$5,040
Average rent PSF	$14.75	$16.90	$17.16	$18.90
Average cost PSF of executing new leases	$26.47	$28.90	$24.87	$30.29
Number of comparable leases	51	44	49	43
Comparable rent spread	16.7%	20.3%	11.3%	17.2%
Weighted average lease term (in years)	7.2	7.8	6.9	7.2
Renewals and options:
Number of leases	366	254	329	236
Square footage (in thousands)	1,967	1,288	730	465
First-year base rental revenue (in thousands)	$24,111	$17,751	$13,546	$10,621
Average rent PSF	$12.26	$13.78	$18.55	$22.86
Average rent PSF prior to renewals	$11.40	$12.73	$16.90	$20.44
Percentage increase in average rent PSF	7.4%	8.2%	9.6%	11.8%
Average cost PSF of executing renewals and options	$2.87	$2.68	$4.36	$5.03
Number of comparable leases	265	186	252	182
Comparable rent spread	8.4%	13.6%	9.9%	14.3%
Weighted average lease term (in years)	4.8	5.1	4.9	5.3
Portfolio retention rate	90.1%	92.9%	78.9%	88.1%

(1)	See the footnotes to the summary of leasing activity table for the three months ended September 30, 2018, for more detail regarding certain items throughout this table.

Non-GAAP Measures
Pro Forma Same-Center Net Operating Income—Same-Center NOI represents the NOI for the properties that were owned and operational for the entire portion of both comparable reporting periods. For purposes of evaluating Same-Center NOI on a comparative basis, and in light of the PELP transaction, we are presenting Pro Forma Same-Center NOI, which is Same-Center NOI on a pro forma basis as if the transaction had occurred on January 1, 2017. This perspective allows us to evaluate Same-Center NOI growth over a comparable period. As of September 30, 2018, we had 221 same-center properties, including 72 same-center properties acquired in the PELP transaction. Pro Forma Same-Center NOI is not necessarily indicative of what actual Same-Center NOI and growth would have been if the PELP transaction had occurred on January 1, 2017, nor does it purport to represent Same-Center NOI and growth for future periods.
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

The table below compares Pro Forma Same-Center NOI for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues:
Rental income(1)	$65,154	$64,151	$1,003		$195,007	$191,703	$3,304
Tenant recovery income	21,930	20,510	1,420		63,157	61,555	1,602
Other property income	265	572	(307)		1,420	1,432	(12)
Total revenues	87,349	85,233	2,116	2.5%	259,584	254,690	4,894	1.9%
Operating expenses:
Property operating expenses	12,916	13,671	755		38,487	41,463	2,976
Real estate taxes	12,028	12,720	692		36,723	37,851	1,128
Total operating expenses	24,944	26,391	1,447	5.5%	75,210	79,314	4,104	5.2%
Total Pro Forma Same-Center NOI	$62,405	$58,842	$3,563	6.1%	$184,374	$175,376	$8,998	5.1%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Below is a reconciliation of Net Loss to Owned Real Estate NOI and Pro Forma Same-Center NOI for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Net loss	$(16,267)	$(8,376)		$(32,180)	$(8,463)
Adjusted to exclude:
Fees and management income	(8,974)	—		(26,823)	—
Straight-line rental income	(1,090)	(970)		(3,579)	(2,913)
Net amortization of above- and below-market leases	(977)	(286)		(2,967)	(972)
Lease buyout income	(49)	(9)		(115)	(1,120)
General and administrative expenses	13,579	8,914		37,490	25,904
Termination of affiliate arrangements	—	5,454		—	5,454
Depreciation and amortization	45,692	28,650		138,504	84,481
Impairment of real estate assets	16,757	—		27,696	—
Interest expense, net	17,336	10,646		51,166	28,537
Transaction expenses	—	3,737	—	—	9,760
Gain on sale of property, net	(4,571)	—		(5,556)	—
Other	139	(6)		1,238	(642)
Property management allocations to third-party assets under management(1)	5,432	—		13,223	—
Owned Real Estate NOI(2)	67,007	47,754		198,097	140,026
Less: NOI from centers excluded from same-center	(4,602)	(2,397)		(13,723)	(4,673)
NOI prior to October 4, 2017, from same-center properties acquired in the PELP transaction(3)	—	13,485		—	40,023
Total Pro Forma Same-Center NOI	$62,405	$58,842		$184,374	$175,376

(1)
This represents property management expenses allocated to third-party owned properties based on the property management fee that is provided for in the individual management agreements under which our investment management business provides services.

(2)
Segment Profit, presented in Results of Operations, differs from NOI primarily because of revenue exclusions made when calculating NOI, including straight-line rental income, net amortization of above- and below market leases, and lease buyout income.

(3)	See calculation on the following page.

NOI from the PELP properties acquired prior to the PELP transaction was obtained from the accounting records of PELP without adjustment. The accounting records were subject to internal review by us. The table below provides Same-Center NOI detail for the non-ownership period of PELP, which was the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenues:
Rental income(1)	$4,176	$12,697
Tenant recovery income	577	1,215
Other property income	14,565	43,669
Total revenues	19,318	57,581
Operating expenses:
Property operating expenses	5,616	16,850
Real estate taxes	217	708
Total operating expenses	5,833	17,558
Total Same-Center NOI	$13,485	$40,023

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)—FFO is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) attributable to common stockholders computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for impairment losses on depreciable real estate and impairments of in-substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We calculate FFO Attributable to Stockholders and Convertible Noncontrolling Interests in a manner consistent with the NAREIT definition, with an additional adjustment made for noncontrolling interests that are not convertible into common stock.
MFFO is an additional performance financial measure used by us as FFO includes certain non-comparable items that affect our performance over time. MFFO excludes the following items:

•	acquisition and transaction expenses;

•	straight-line rent amounts, both income and expense;

•	amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting;

•	gains or losses related to fair value adjustments for our earn-out liability;

•	certain other one-time costs; and

•	adjustments related to the above items for joint ventures and noncontrolling interests and unconsolidated entities in the application of equity accounting.
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

The following table presents our calculation of FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and MFFO and provides additional information related to our operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017(1)
Calculation of FFO Attributable to Stockholders and Convertible Noncontrolling Interests
Net loss	$(16,267)	$(8,376)	$(32,180)	$(8,463)
Adjustments:
Depreciation and amortization of real estate assets	42,227	28,650	127,367	84,481
Impairment of real estate assets	16,757	—	27,696	—
Gain on sale of property, net	(4,571)	—	(5,556)	—
FFO attributable to the Company	38,146	20,274	117,327	76,018
Adjustments attributable to noncontrolling interests not convertible into common stock	(141)	—	(269)	—
FFO attributable to stockholders and convertible noncontrolling interests	$38,005	$20,274	$117,058	$76,018
Calculation of MFFO
FFO attributable to stockholders and convertible noncontrolling interests	$38,005	$20,274	$117,058	$76,018
Adjustments:
Net amortization of above- and below-market leases	(977)	(286)	(2,967)	(972)
Depreciation and amortization of corporate assets	3,465	—	11,137	—
(Gain) loss on extinguishment of debt, net	(43)	(43)	103	(567)
Straight-line rent	(1,073)	(970)	(3,544)	(2,913)
Amortization of market debt adjustment	(255)	(267)	(992)	(838)
Change in fair value of earn-out liability	—	—	1,500	—
Transaction expenses	—	3,737	—	9,760
Termination of affiliate arrangements	—	5,454	—	5,454
Other	298	172	258	313
MFFO	$39,420	$28,071	$122,553	$86,255

FFO Attributable to Stockholders and Convertible Noncontrolling Interests/MFFO per share
Weighted-average common shares outstanding - diluted(2)	228,356	186,502	229,266	186,150
FFO attributable to stockholders and convertible noncontrolling interests per share - diluted(2)	$0.17	$0.11	$0.51	$0.41
MFFO per share - diluted (2)	$0.17	$0.15	$0.53	$0.46

(1)	Certain prior period amounts have been restated to conform with current year presentation.

(2)
Restricted stock awards were dilutive to FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO for the three and nine months ended September 30, 2018 and 2017, and, accordingly, were included in the weighted-average common shares used to calculate diluted FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO per share.

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	investments in real estate, including the anticipated Merger with REIT II;

•	capital expenditures and leasing costs;

•	repurchases of common stock;

•	cash distributions to stockholders; and

•	principal and interest payments on our outstanding indebtedness.
We expect our primary sources of liquidity to be:

•	operating cash flows;

•	available, unrestricted cash and cash equivalents;

•	reinvested distributions, which are used for share repurchases;

•	proceeds from debt financings, including borrowings under our unsecured credit facility; and

•	proceeds from real estate dispositions.

We believe our sources of cash will provide adequate liquidity to fund our obligations.
The following table summarizes information about our debt as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Total debt obligations, gross	$1,852,773	$1,817,786
Weighted average interest rate	3.5%	3.4%
Weighted average maturity	4.7	5.5

Revolving credit facility capacity	$500,000	$500,000
Revolving credit facility availability(1)	443,973	437,972
Revolving credit facility maturity(2)	October 2021	October 2021

(1)	Net of outstanding letters of credit.

(2)	The revolving credit facility has additional options to extend the maturity to October 2022.
As of September 30, 2018, we had cash, cash equivalents, and restricted cash of $33.9 million, a net increase of $6.5 million during the nine months ended September 30, 2018.
Below is a summary of our cash flow activity for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Net cash provided by operating activities	$122,036	$67,522	$54,514	80.7%
Net cash used in investing activities	(16,255)	(133,108)	116,853	87.8%
Net cash (used in) provided by financing activities	(99,287)	28,854	(128,141)	NM
Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:

•
Property operations—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and property-specific general and administrative costs. Our change in cash flows from property operations primarily results from owning a larger portfolio year-over-year, as well as a 5.1% increase in Pro Forma Same-Center NOI.

•
Fee and management income—Following the completion of the PELP transaction, we also generate operating cash from our third-party investment management business, offset by the operational costs of the business. Our fee and management income increased by $26.8 million for the nine months ended September 30, 2018.

•	Cash paid for interest—During the nine months ended September 30, 2018, we paid $49.2 million for interest, an increase of $22.7 million over the same period in 2017.

•
Working capital—During the nine months ended September 30, 2018, aside from timing differences, the decrease in cash flows related to 2017 prepaid PELP acquisition costs, not incurred in 2018, partially offset by deferred costs anticipated to be capitalized related to the Merger in 2018.

Investing Activities—Our net cash used in investing activities was primarily impacted by the following:

•
Real estate acquisitions and dispositions—During the nine months ended September 30, 2018, we acquired two shopping centers for a total cash outlay of $31.3 million. During the same period in 2017, we acquired six shopping centers for a total cash outlay of $111.7 million. During the nine months ended September 30, 2018, we disposed of five properties for a total cash inflow of $44.3 million. We did not have any property dispositions during the same period in 2017.

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the nine months ended September 30, 2018, cash used for capital expenditures increased by $6.8 million over the same period in 2017 as a result of our larger portfolio.

Financing Activities—Net cash (used in) provided by financing activities were primarily impacted by the following:

•
Debt borrowings and payments—Cash from financing activities is primarily affected by inflows from borrowings and outflows from payments on debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. In January 2018, we executed a $65 million delayed draw on one of our term loans that originated in October 2017 and used the proceeds to increase availability on our revolving credit facility. During the nine months ended September 30, 2018, our net borrowings decreased by $103.5 million as a result of higher cash flows from operations and fewer acquisitions than the same period in 2017.

•
Distributions to stockholders and OP unit holders—There was a large increase in distributions paid to OP unit holders in 2018 as a result of issuing 39.4 million OP units in the PELP transaction. Cash used for distributions to common stockholders additionally increased due to the temporary suspension of the DRIP for the month of July 2018 in connection with the proposed Merger; therefore all DRIP participants received their July 2018 distribution in cash rather than stock. The DRIP resumed in August 2018.

•
Share repurchases—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations (see Note 10). Cash outflows for share repurchases increased by $5.6 million.

Distributions—Activity related to distributions to our common stockholders and OP unit holders for the nine months ended September 30, 2018 and 2017, was as follows (in thousands):

Cash distributions to OP unit holders	Net cash provided by operating activities

Cash distributions to common stockholders	FFO attributable to stockholders and nonconvertible noncontrolling interests (1)

Distributions reinvested through the DRIP

(1)
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations for the definition of FFO, for information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to Net Loss.

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
Debt—Our debt is subject to certain covenants and, as of September 30, 2018, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of September 30, 2018, allow us access to future borrowings as needed.
The following table presents our calculation of net debt to total enterprise value as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	2018	2017
Net debt:
Total debt, excluding below-market adjustments and deferred financing costs	$1,852,773	$1,817,786
Less: Cash and cash equivalents	6,111	5,716
Total net debt	$1,846,662	$1,812,070
Enterprise Value:
Total net debt	$1,846,662	$1,812,070
Total equity value(1)	2,523,290	2,526,557
Total enterprise value	$4,369,952	$4,338,627

Net debt to total enterprise value	42.3%	41.8%
(1) Total equity value is calculated as the product of the number of diluted shares outstanding and the estimated net asset value per share at the end of the period. There were 228.1 million and 229.7 million diluted shares outstanding as of September 30, 2018 and December 31, 2017, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Part II, Item 7A of our 2017 Annual Report on Form 10-K filed with the SEC on March 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2018.
Internal Control Changes
During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

w PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings for which we are not covered by our liability insurance or the outcome is reasonably likely to have a material impact on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A. RISK FACTORS
For a listing of risk factors associated with investing in us, please see Item 1A. Risk Factors in Part I of our 2017 Annual Report on Form 10-K filed with the SEC on March 30, 2018, and in Item 1A. Risk Factors in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2018, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2018(2)	—	$—	—	(3)
August 2018	172	11.05	172	(3)
September 2018	143	11.05	143	(3)

(1)
We announced the commencement of the Share Repurchase Program (“SRP”) on August 12, 2010, and it was subsequently amended on September 29, 2011, and on April 14, 2016. All of the shares we purchased in the three months ended September 30, 2018 were pursuant to the SRP.

(2)
In connection with the Merger Agreement, the SRP was temporarily suspended for the month of July 2018 and resumed in August 2018. Please see Notes 3 and 10 to the consolidated financial statements for more detail.

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
During the nine months ended September 30, 2018, repurchase requests surpassed the funding limits under the SRP. Approximately 4.5 million shares of our common stock were repurchased under the SRP during the nine months ended September 30, 2018. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis. Due to the program's funding limits, no funds will be available for the remainder of 2018. However, we will continue to fulfill repurchases sought upon a stockholder's death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
In connection with the proposed Merger, the combined company will be required to reset its share repurchase queue. As a result, all SRP requests currently on file will be canceled on the date the Merger closes. All stockholders wishing to participate in the SRP after the Merger must submit a new SRP form to the transfer agent, DST, after the Merger to be included in the next standard repurchase of the combined company. All standard repurchase requests must be on file and in good order to be included for next standard repurchase of the combined company, which is expected to be in July 2019. At that time, should the demand for standard redemptions exceed the funding available for repurchases, the combined company is expected to make pro-rata redemptions. Following that standard repurchase, standard repurchase requests that are on file with the combined company and in good order that have not been fully executed (due to pro-rata redemptions), will remain on file for future redemptions.

ITEM 5. OTHER INFORMATION
2019 Annual Meeting of Stockholders; Date for Submission of Stockholder Proposals
We anticipate that we will hold our 2019 annual meeting of stockholders on or about Wednesday, May 8, 2019 (the “2019 Annual Meeting”). The exact time and location of the 2019 Annual Meeting will be specified in our proxy statement for the 2019 Annual Meeting.  Because the expected date of the 2019 Annual Meeting represents a change of more than 30 calendar days from the date of the anniversary of our 2018 annual meeting of stockholders, we are affirming the deadline for receipt of stockholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Rule 14a-8”), for inclusion in our proxy materials for the 2019 Annual Meeting.
Any stockholder proposal pursuant to Rule 14a-8, to be considered for inclusion in our proxy materials for the 2019 Annual Meeting, must be received at our principal executive offices, Attn: Corporate Secretary, 11501 Northlake Drive, Cincinnati, Ohio 45249, no later than 5:00 p.m. Eastern Time on January 8, 2019. In addition, any stockholder who wishes to propose a nominee to the Company’s Board or propose any other business to be considered by the stockholders (other than a stockholder proposal included in our proxy materials pursuant to Rule 14a-8) must comply with the advance notice provisions and other requirements of Section 2.12 of our Bylaws. These notice provisions require, among other things, that nominations of individuals for election to the Company’s Board and the proposal of business to be considered by the stockholders for the 2019 Annual Meeting must be received no earlier than December 9, 2018 and no later than 5:00 p.m. Eastern Time on January 8, 2019. All proposals should be submitted to the attention of the our corporate secretary at our principal executive offices at the address above. All proposals must be in writing and otherwise in compliance with applicable SEC requirements and our bylaws.

ITEM 6. EXHIBITS

Ex.	Description
2.1
Agreement and Plan of Merger, dated as of July 18, 2018, by and among Phillips Edison & Company, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., REIT Merger Sub, LLC, OP Merger Sub, LLC, OP Merger Sub 2, LLC, Phillips Edison Grocery Center REIT II, Inc., and Phillips Edison Grocery Center Operating Partnership II, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 18, 2018)

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
101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: November 5, 2018	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2018	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)