Form 10-K
period 2018-12-31
Phillips Edison & Company, Inc.
filed 2019-03-13
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Common Stock, $0.01 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑
There is no established public market for the Registrant’s shares of common stock. On May 9, 2018, the Board of Directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.05 based substantially on the estimated market value of its portfolio of real estate properties as of March 31, 2018. Prior to May 9, 2018, the estimated value per share was $11.00. For a full description of the methodologies used to establish the estimated value per share, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information, of this Form 10-K. As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, there were approximately 182.9 million shares of common stock held by non-affiliates.
As of March 1, 2019, there were approximately 281.8 million outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement for its 2019 annual meeting of stockholders, which will be filed with the SEC by April 30, 2019, are incorporated by reference into Part III of this Report.

PHILLIPS EDISON & COMPANY, INC.
FORM 10-K

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”), other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those Acts. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “seek,” “objective,” “goal,” “strategy,” “plan,” “should,” “could,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). Such statements include, in particular, statements about our plans, strategies, and prospects, and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks include, without limitation, (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) changes in interest rates and the availability of permanent mortgage financing; (v) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vi) the financial stability of tenants, including the ability of tenants to pay rent; (vii) changes in tax, real estate, environmental, and zoning laws; (viii) the concentration of our portfolio in a limited number of industries, geographies, or investments; and (ix) any of the other risks included in this Annual Report on Form 10-K, including those set forth in Part I, Item 1A. Risk Factors. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-K.

w PART I
ITEM 1. BUSINESS
All references to “Notes” throughout this Annual Report on Form 10-K refer to the footnotes to the consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.
Overview
Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) is an internally-managed real estate investment trust (“REIT”) that is one of the nation’s largest owners and operators of grocery-anchored shopping centers. Additionally, we operate an investment management business providing property management and advisory services to third-party owned grocery-anchored real estate.
Our portfolio primarily consists of well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of national, regional, and local retailers providing necessity-based goods and services in strong demographic markets throughout the United States. As of December 31, 2018, we managed a diversified portfolio of 340 shopping centers, 303 of which are wholly-owned by us and comprised approximately 34.4 million square feet located in 32 states.
We were formed as a Maryland corporation in October 2009 and have elected to be taxed as a REIT for U.S. federal income tax purposes. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership I, L.P. (“Operating Partnership”), a Delaware limited partnership formed in December 2009. We are a limited partner of the Operating Partnership, and our wholly-owned subsidiary, Phillips Edison Grocery Center OP GP I LLC, is the sole general partner of the Operating Partnership. The majority of our revenues are lease revenues derived from our owned real estate investments.
On November 16, 2018, we completed a $1.9 billion merger (the “Merger”) with Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), a public non-traded REIT that was advised and managed by us. The 100% stock-for-stock transaction created an approximately $6 billion internally-managed REIT focused exclusively on grocery-anchored shopping centers. We also acquired an interest in a joint venture through the Merger (see Note 3 for more detail).
On November 9, 2018, we entered into a joint venture agreement with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”), one of the nation’s largest and most experienced commercial real estate investors, to create Grocery Retail Partners I LLC (“GRP I” or the “GRP I joint venture”). Under the terms of the GRP I joint venture, Northwestern Mutual acquired an 85% interest in 17 high-quality grocery-anchored shopping centers, previously owned and operated by us, with an aggregate fair value of approximately $359 million. We retained a 15% ownership in the portfolio while providing asset management and property management services to GRP I.
On October 4, 2017, we completed a transaction valued at approximately $1 billion to acquire certain real estate assets and the third-party investment management business of Phillips Edison Limited Partnership (“PELP”) in exchange for stock and cash (the “PELP transaction”). See Note 4 for more detail.
Business Objectives and Strategies
Our business objective is to own, operate, and manage well-occupied, grocery-anchored shopping centers that generate cash flows to support distributions to our stockholders and that have the potential for capital appreciation. We seek to achieve this objective through our focus on leasing, merchandising, and efficient property management within our wholly-owned portfolio; strategic acquisitions and capital recycling; and investment management activities. Altogether, our goal is to provide great grocery-anchored shopping experiences and improve our communities one center at a time.
Focus on Growth in Our Wholly-Owned Portfolio—We believe our focus on the following areas will lead to growth in our portfolio and improved return for our investors:

•
Protecting Our Core Investment—We add value by overseeing all aspects of operations at our properties. Our property managers maintain a local presence in order to effectively manage operating costs while maintaining a pleasant, clean, and safe environment where retailers can be successful and customers can enjoy their shopping experience. We utilize our effective accounting, billing, and tax review platform to facilitate our daily operations.

•
Leasing—Our national footprint of experienced leasing professionals is dedicated to (i) creating the optimal merchandising mix for a center, (ii) increasing occupancy at our centers, (iii) maximizing rental income by capitalizing on below-market rent opportunities within our portfolio, (iv) increasing rents as leases expire, and (v) executing leases with contractual rent increases.

•
Redevelopment—Our team of seasoned professionals identifies opportunities to unlock additional value at our properties through our redevelopment program. Our redevelopment strategies include outparcel construction, footprint reconfiguration, anchor repositioning, and anchor expansion, among others. We expect these opportunities to increase the overall yield and value of our properties, which will allow us to generate higher returns for our stockholders while creating great grocery-anchored shopping center experiences.

Capital Recycling and Strategic Acquisitions—We continually evaluate opportunities to recycle capital through the disposition of assets. The disposition of assets that we believe have achieved their maximum value, potentially have lower future growth profiles, or have higher retailer risk provides us with capital to strengthen our balance sheet or to pursue assets with higher growth opportunities. The recycled capital allows us to purchase assets located in attractive demographic markets throughout the United States where our management believes our fully-integrated operating platform can add value and create growth.

Investment Management Activities—Our investment management business utilizes the in-house experience of owning and operating grocery-anchored shopping centers to generate revenue by providing comprehensive real estate and asset management services to third-party funds, including (i) Phillips Edison Grocery Center REIT III, Inc. (“PECO III”), a non-traded publicly registered REIT currently raising up to $1.5 billion dollars in equity; (ii) three institutional joint ventures, and (iii) one private fund. Collectively, the assets under management for these external funds totaled approximately $680 million as of December 31, 2018. Our investment management business will expand our platform and relationships while preserving our balance sheet and will afford us the opportunity to consider acquisitions in the future similar to what we have done historically.
Joint Ventures—We participate in certain joint venture opportunities which we feel are beneficial to our stockholders over the long-term. We have contributed certain assets to two joint ventures with well-respected institutional investors, where we maintain an ownership interest in the assets while maintaining operational control at the property level and generating fees from services. This provides us opportunities to increase our revenue and share in a portion of the potential capital appreciation of a given property.
Conservative Balance Sheet—Our goal is to preserve a flexible yet conservative capital structure, while maintaining a focus on driving stockholder returns. We believe it is critical to have access to multiple forms of capital, including common stock, unsecured debt, bank debt, and mortgage debt, to maximize availability and minimize our overall cost of capital. We believe maintaining a conservative balance sheet with an appropriately staggered debt maturity profile positions the Company well for long-term growth.
Competition
We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, insurance companies, mutual funds, institutional investors, investment banking firms, hedge funds, and other persons. Some of these competitors, including larger REITs, have greater financial resources than we do and may potentially enjoy competitive advantages that result from, among other things, increased access to capital, lower cost of capital, and enhanced operating efficiencies. In addition to these entities, we also face competition from smaller landlords and companies at the local level in seeking tenants to occupy our shopping centers. In these local markets, we seek to attract potential tenants and retain existing tenants from the same tenant base as do local landlords and entities of varying sizes. This further increases the number of competitors we have and the type of competition that we face in seeking to execute on our business objectives and strategies.
Segment Data
As of December 31, 2017, we operated through two business segments: Owned Real Estate and Investment Management. Following the Merger, we determined, as of December 31, 2018, we have one reportable segment. Our segment disclosures have been updated to reflect this change.
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
Corporate Headquarters and Employees
Our corporate headquarters, located at 11501 Northlake Drive, Cincinnati, Ohio 45249, is where we conduct a majority of our management, leasing, construction, and investment activities, as well as administrative functions such as accounting and finance. As of December 31, 2018, we had approximately 300 employees.
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
We make available, free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports on our website, www.phillipsedison.com, free of charge. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. The contents of our website are not incorporated by reference.

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
There is no public market for our shares. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Under the share repurchase program (“SRP”), we repurchase shares at a price in place at the time of the repurchase and not based on the price at which you initially purchased your shares. We currently, and likely will continue to, repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds under the SRP. While we have a limited SRP, in its sole discretion, our Board of Directors (“Board”) could amend, suspend, or terminate our SRP upon 30 days’ notice. Further, the SRP includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares to us. These restrictions have limited us from repurchasing shares submitted to us under the SRP in the past and may do so again in the future.
Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it may be at a discount to the public offering price of such shares. It is also likely that our shares would not be accepted as the primary collateral for a loan.
Our stockholders may not be able to sell their shares under our share repurchase program and, if they are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares of common stock.
Our SRP includes numerous restrictions that limit our stockholders’ ability to sell their shares. During any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. Our stockholders must hold their shares for at least one year in order to participate in the SRP, except for repurchases sought upon a stockholder’s death or “qualifying disability”. The cash available for redemption on any particular date is generally limited to the proceeds from the dividend reinvestment plan (“DRIP”) during the period consisting of the preceding four fiscal quarters, less any cash already used for redemptions since the start of the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of our Board. These limitations do not, however, apply to repurchases sought upon a stockholder’s death or “qualifying disability.” Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP. These limits may prevent us from accommodating all repurchase requests made in any year. For example, in 2018 repurchase requests exceeded the funding limits provided under the SRP, and we were unable to repurchase all of the shares of common stock submitted to us for repurchase. These restrictions would severely limit our stockholders’ ability to sell their shares should they require liquidity and would limit their ability to recover the value they invested.
In addition, the repurchase price per share for all stockholders under the SRP is equal to the estimated value per share as determined periodically by our Board, which is currently $11.05. The actual value per share as of the date on which an investor makes a repurchase request may be significantly different than the repurchase price such investor receives.
The actual value of shares that we repurchase under our SRP may be less than what we pay.
We repurchase shares under our SRP at the estimated value per share of our common stock. This value is likely to differ from the price at which a stockholder could resell his or her shares. Thus, when we repurchase shares of our common stock, the repurchase may be dilutive to our remaining stockholders.
We use an estimated value of our shares of common stock that is based on a number of assumptions that may not be accurate or complete and is also subject to a number of limitations.
To assist members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons that participated in our initial public offering, pursuant to applicable FINRA and National Association Security Dealers conduct rules, we disclose in each annual report distributed to stockholders a per share estimated value of our shares of common stock, the method by which it was developed, and the date of the data used to develop the estimated value. Effective May 9, 2018, the Board approved an estimated value per share of our common stock of $11.05 based on the estimated fair value range of our real estate portfolio as indicated in a third-party valuation report plus the value of our cash and cash equivalents less the value of our mortgages and loans payable as of March 31, 2018.
Our estimated value per share (“EVPS”) is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different EVPS, and this difference could be significant. The EVPS is not audited and does not represent a determination of the fair value of our assets or liabilities based on the accounting principles generally accepted in the United States (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade if they were listed on a national securities exchange. Accordingly, with respect to the EVPS, there can be no assurance that:

•	a stockholder would be able to resell his or her shares at the EVPS;

•	a stockholder would ultimately realize distributions per share equal to our EVPS upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares of common stock would trade at the EVPS on a national securities exchange;

•	a third party would offer the EVPS in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	an independent third-party appraiser or third-party valuation firm would agree with our EVPS; or

•	the methodology used to calculate our EVPS would be acceptable to FINRA or for compliance with Employee Retirement Income Security Act of 1974 (“ERISA”) reporting requirements.
Furthermore, we have not made any adjustments to the valuation of our EVPS for the impact of other transactions occurring subsequent to May 9, 2018, including, but not limited to, (i) the Merger in November 2018; (ii) the formation of the GRP I joint venture in November 2018; (iii) acquisitions or dispositions of assets; (iv) the issuance of common stock under the DRIP; (v) net operating income earned and dividends declared; (vi) the repurchase of shares; and (vii) changes in leases, tenancy or other business or operational changes. The value of our shares of common stock will fluctuate over time in response to developments related to individual real estate assets, the management of those assets, and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares of common stock. The EVPS does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, or the impact of restrictions on the assumption of debt. Accordingly, the EVPS of our common stock may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
If we do not successfully implement a liquidity transaction, stockholders may have to hold their investment for an indefinite period.
There currently is no public trading market for shares of our common stock and our charter no longer contains a requirement that we effect a liquidity event by a specific date. In the future, our Board may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (i) the listing of shares of common stock on a national securities exchange; (ii) the sale of all or substantially all of our assets; (iii) a sale or merger that would provide stockholders with cash and/or securities of a publicly traded company; or (iv) the dissolution of the Company. However, there can be no assurance that we will cause a liquidity event to occur. If we do not pursue a liquidity transaction, shares of our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to easily convert their investment to cash and could suffer losses on their investments.
If we continue to pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’ overall returns may be reduced.
Our organizational documents permit us to pay distributions from any source without limit (other than those limits set forth under Maryland law). To the extent we continue to fund distributions from borrowings, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and our stockholders’ overall returns may be reduced.
At times, we may be forced to borrow funds to pay distributions, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate. For the year ended December 31, 2018, we paid gross distributions to our common stockholders of $124.8 million, including distributions reinvested through the DRIP of $44.1 million. For the year ended December 31, 2018, our net cash provided by operating activities was $153.3 million, which represents a surplus of $28.5 million, or 22.8%, of our distributions paid, while our funds from operations (“FFO”) Attributable to Stockholders and Convertible Noncontrolling Interests were $156.2 million, which represents a surplus of $31.4 million, or 25.2%, of the distributions paid. For the year ended December 31, 2017, we paid distributions of $123.3 million, including distributions reinvested through the DRIP of $49.1 million. For the year ended December 31, 2017, our net cash provided by operating activities was $108.9 million, which represents a shortfall of $14.4 million, or 11.7%, of our distributions paid, while our FFO was $84.2 million, which represents a shortfall of $39.1 million, or 31.7% of our distributions paid. The shortfall was funded by proceeds from borrowings.
We cannot assure stockholders that we will be able to continue paying distributions at the rate currently paid.
We expect to continue our current distribution practices. Stockholders, however, may not receive distributions equivalent to those previously paid by us for various reasons, including the following:

•	as a result of the Merger, the total amount of cash required for us to pay distributions at our current rate has increased;

•
we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, cash flows, or financial position, or as a result of unknown or unforeseen liabilities incurred in connection with the PELP transaction or the Merger;

•
decisions on whether, when and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Board, which reserves the right to change our distribution practices at any time and for any reason;

•	our Board may elect to retain cash to maintain or improve our credit ratings and financial position; and

•
the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Existing and future stockholders have no contractual or other legal right to distributions that have not been declared.

Loss of key personnel or inability to attract and retain personnel could adversely affect our business.
Our future success depends, in part, upon our ability to hire and retain a sufficient number of qualified personnel. Our future success also depends upon the service of our executive officers, who have extensive market knowledge and relationships and will exercise substantial influence over our operational, financing, acquisition, and disposition activity. Many of our other key executive personnel, particularly our senior managers, also have extensive experience and strong reputations in the industry. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective customers is critically important to the success of our business. Losing one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, and industry personnel, which could materially and adversely affect the Company.
We have agreed to nominate Mr. Edison to our Board for each annual meeting through 2027 and for Mr. Edison to continue serving as Chairman of the Board through 2020.
As part of the PELP transaction, we agreed to nominate Jeffrey S. Edison to the Board for each annual meeting through 2027, subject to certain terminating events. As a result, it is possible that Mr. Edison may continue to be nominated as a director in circumstances in which the independent directors would not otherwise have nominated him.
Our bylaws provide that Mr. Edison will continue to serve as Chairman of the Board until October 7, 2020, subject to certain terminating events, including the listing of our common stock on a national securities exchange. As a result, Mr. Edison may continue to serve as Chairman of the Board in circumstances when the independent directors would not otherwise have elected him.
We are subject to conflicts of interest relating to the management of another REIT by our officers.
We and our management team serve as the sponsor and advisor of PECO III. We and PECO III have overlapping investment objectives and investment strategies. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as PECO III. We have implemented certain procedures to help manage any perceived or actual conflicts between us and PECO III, including adopting an allocation policy to allocate property acquisitions between the two companies.
If we determine that an investment opportunity may be equally appropriate for both entities, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity will be allocated such investment opportunity, subject to an expected right of first offer to be provided to PECO III. There can be no assurance that these policies will be adequate to address all of the conflicts that may arise, or that these policies will address such conflicts in a manner that is favorable to us. Further, under our advisory agreement with PECO III, we receive fees for various services, including, but not limited to, the day-to-day management of PECO III and transaction-related services. The terms of the advisory agreement were not the result of arm’s-length negotiations between independent parties and, as a result, the terms of the agreement may not be as favorable to us as they would have been if we had negotiated the agreement with an unaffiliated third party.
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, which may prevent or delay a change of control transaction that might involve a premium price for our shares of common stock.
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, including granting them the right to consent to a change of control transaction. Furthermore, Mr. Edison currently has voting control over approximately 50.2% of the Operating Partnership’s limited partnership units (exclusive of those owned by us) and therefore could have a significant influence over votes on change of control transactions.
Our future results will suffer if we do not effectively manage our expanded portfolio and operations.
With the closing of the Merger, we have an expanded portfolio and operations, and likely will continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage expansion opportunities; integrate new operations into our existing business in an efficient and timely manner; successfully monitor our operations, costs, regulatory compliance, and service quality; and maintain other necessary internal controls.
There can be no assurance, however, regarding when or to what extent we will be able to realize the anticipated benefits of the Merger. We will be required to devote significant management attention and resources to integrating our business practices and operations with the newly acquired companies. It is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business, or inconsistencies in our operations, services, standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with operators, vendors, and employees or to fully achieve the anticipated benefits of the Merger. There may also be potential unknown or unforeseen liabilities, increased expenses, or delays associated with integrating the companies we acquired in the Merger.
There can be no assurance that our expansion or acquisition opportunities will be successful, or when and to what extent we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits.
We may be liable for potentially large, unanticipated costs arising from our acquisition of companies contributed or transferred in the PELP transaction and the Merger.
Prior to completing the PELP transaction and the Merger, we performed certain due diligence reviews of the business of PELP and REIT II. Our due diligence review may not have adequately uncovered all of the contingent or undisclosed liabilities we may incur as a consequence of the PELP transaction or the Merger. Any such liabilities could cause us to experience potentially significant losses, which could materially adversely affect our business, results of operations and financial condition.

In addition, we have agreed to honor and fulfill, following the closing, the rights to indemnification and exculpation from liabilities for acts or omissions occurring at or prior to the closing of each of the PELP transaction and the Merger in existence at closing in favor of a manager, director, officer, trustee, agent or fiduciary of any company contributed or transferred under the PELP transaction or the Merger or their respective subsidiaries contained in (i) the organizational documents of such company or subsidiary and (ii) all existing indemnification agreements of such companies and their subsidiaries. For six years after the closing, we may not amend, modify or repeal the organizational documents of companies contributed under the PELP transaction or the Merger and their respective subsidiaries in any way that would adversely affect such rights. We may incur substantial costs to address such claims and are limited in our ability to modify such indemnification obligations.
The tax protection agreement, during its term, could limit the Operating Partnership’s ability to sell or otherwise dispose of certain properties and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
We and the Operating Partnership entered into a tax protection agreement at closing of the PELP transaction, pursuant to which if the Operating Partnership (i) sells, exchanges, transfers, conveys or otherwise disposes of certain properties in a taxable transaction for a period of ten years commencing on the closing, or (ii) fails, prior to the expiration of such period, to maintain minimum levels of indebtedness that would be allocable to each protected partner for tax purposes or, alternatively, fails to offer such protected partners the opportunity to guarantee specific types of the Operating Partnership’s indebtedness in order to enable such partners to continue to defer certain tax liabilities, the Operating Partnership will indemnify each affected protected partner against certain resulting tax liabilities. Therefore, although it may be in the stockholders’ best interest for us to cause the Operating Partnership to sell, exchange, transfer, convey or otherwise dispose of one of these properties, it may be economically prohibitive for us to do so during the ten-year protection period because of these indemnity obligations. Moreover, these obligations may require us to cause the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business. As a result, the tax protection agreement could, during its term, restrict our ability to take actions or make decisions that otherwise would be in our best interests.
General Risks Related to Investments in Real Estate
Economic and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.
Our properties and their performance are subject to the risks typically associated with real estate, including, but not limited to:

•	downturns in national, regional, and local economic conditions;

•	increased competition for real estate assets targeted by our investment strategy;

•	adverse local conditions, such as oversupply or reduction in demand for similar properties in an area and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and the availability of financing, which may render the sale or refinance of a property or loan difficult or unattractive;

•	changes in tax, real estate, environmental, and zoning laws;

•	periods of high interest rates and tight money supply; and

•	the illiquidity of real estate investments generally.
Any of these factors could result in a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investments.
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
Our revenue will be affected by the success and economic viability of our anchor tenants.
Anchor tenants (a tenant occupying 10,000 or more square feet) occupy large stores in our shopping centers, pay a significant portion of the total rent at a property and contribute to the success of other tenants by attracting shoppers to the property. Our net income and cash flow may be adversely affected by the loss of revenues and additional costs in the event a significant anchor tenant (i) becomes bankrupt or insolvent, (ii) experiences a downturn in its business, (iii) materially defaults on its leases, (iv) decides not to renew its leases as they expire, (v) renews its lease at lower rental rates and/or requires tenant improvements, or (vi) renews its lease but reduces its store size, which results in down-time and additional tenant improvement costs to us to re-lease the space. Some anchors have the right to vacate their space and may prevent us from re-tenanting by continuing to comply and pay rent in accordance with their lease agreement. Vacated anchor space, including space owned by the anchor, can reduce rental revenues generated by the shopping center in other spaces because of the loss of the departed anchor's customer drawing power. If a significant tenant vacates a property, co-tenancy clauses in select lease contracts may allow other tenants to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their stores; they may allow a tenant to close its store prior to lease expiration if another tenant closes its store prior to lease expiration; or they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center.

The leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease the vacated space to a new anchor tenant in such situation, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.
We depend on our tenants for revenue, and, accordingly, our net income and our ability to make distributions to stockholders is dependent upon the success and economic viability of our tenants.
We depend upon tenants for revenue. Non-anchor tenants may be more vulnerable to negative economic conditions as they have more limited resources than anchor tenants. A property may incur vacancies either by the expiration of a tenant lease, the continued default of a tenant under its lease, or the early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In order to maintain tenants, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. If we are unable to attract the right type or mix of non-anchor tenants into our centers, our revenues and cash flow may be adversely impacted. In addition, if we are unable to attract additional or replacement tenants, the resale value of the property could be diminished, even below our cost to acquire the property, because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investments.
The bankruptcy or insolvency of a major tenant may adversely impact our operations and our ability to pay distributions to stockholders.
The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on financial condition and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre- bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy, and therefore, funds may not be available to pay such claims in full. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and rejects its leases, we may experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by the bankrupt tenant.
If we enter into long-term leases with retail tenants, those leases may not result in fair value over time.
Long-term leases do not typically allow for significant changes in rental payments. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. Such circumstances would adversely affect our revenues and funds available for distribution.
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
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, actual marketing or listing price of properties actively being targeted for disposition, tenant performance, and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since the majority of our properties are grocery-anchored, the financial failure of, or other default by, a grocery anchor under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause us to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in our assumptions based on actual results may have a material impact on our financial statements.
We face risks associated with the acquisition of properties.
Our investment strategy includes investing in high-quality grocery-anchored shopping centers. The acquisition of properties and/or real estate entities entails risks that include, but are not limited to, the following, any of which may adversely affect our results of operations and cash flows: (i) properties we acquire may fail to achieve the occupancy or rental rates we project, within the time frames we estimate, which may result in the properties' failure to achieve the investment returns we project; (ii) our investigation of an entity, property or building prior to our acquisition, and any representation we may have received from such seller, may fail to reveal various liabilities including defects and necessary repairs, which may increase our costs; (iii) our estimate of the costs to improve, reposition or redevelop a property may prove to be too low, or the time we estimate to complete the improvement, repositioning or redevelopment may be too short, either of which may result in the property failing to achieve our projected return, either temporarily or permanently; (iv) we may not recover our costs from an unsuccessful acquisition; (v) our acquisition activities may distract or strain our management capacity; and (vi) we may not be able to successfully integrate an acquisition into our existing operations platform.

We may be unable to sell properties when desired because of market conditions.
Our properties, including their related tangible and intangible assets, represent the majority of our total consolidated assets and they may not be readily convertible to cash. As a result, our ability to sell one or more of our properties, including properties held in joint ventures, in response to changes in economic, industry, or other conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. There may be less demand for lower quality properties that we have identified for ultimate disposition in markets with uncertain economic or retail environments, and where buyers are more reliant on the availability of third party mortgage financing. If we want to sell a property, we can provide no assurance that we will be able to dispose of it in the desired time period or at all or that the sales price of a property will be attractive at the relevant time or even exceed the carrying value of our investment. Moreover, if a property is mortgaged, we may not be able to obtain a release of the lien on that property without the payment of a substantial prepayment penalty, which may restrict our ability to dispose of the property, even though the sale might otherwise be desirable.
Certain properties we own have a low tax basis, which may result in a taxable gain on sale. We intend to utilize 1031 exchanges to mitigate taxable income; however, there can be no assurance that we will identify properties that meet our investment objectives for acquisitions. In the event that we do not utilize 1031 exchanges, we may be required to distribute the gain proceeds to stockholders or pay income tax, which may reduce our cash flow available to fund our commitments and distributions to stockholders.
We do not have exclusive control over our joint ventures, such that we are unable to ensure that our objectives will be pursued.
We have invested capital, and may in the future invest additional capital, in joint ventures instead of owning directly. In these investments, we do not have exclusive control over the development, financing, leasing, management, and other aspects of these investments. As a result, the joint venture partners might have interests or goals that are inconsistent with ours, take action contrary to our interests, or otherwise impede our objectives. These activities are subject to the same risks as our investments in our wholly-owned properties. In addition, these investments and other future similar investments may involve risks that would not be present were a third party not involved, including the possibility that the joint venture partners might become bankrupt, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions. Conflicts arising between us and our partners may be difficult to manage and/or resolve and it could be difficult to manage or otherwise monitor the existing business arrangements.
In addition, joint venture arrangements may decrease our ability to manage risk and implicate additional risks, such as (i) potentially inferior financial capacity, diverging business goals and strategies and the need for our venture partners’ continued cooperation; (ii) our inability to take actions with respect to the joint ventures’ activities that we believe are favorable to us if our joint venture partners do not agree; (iii) our inability to control the legal entities that have title to the real estate associated with the joint ventures; (iv) our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources; (v) our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; and (vi) our joint venture partners’ business decisions or other actions or omissions may result in harm to our reputation or adversely affect the value of our investments.
We have acquired, and may continue to acquire or finance, properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of lenders. We currently own 14 properties with loans that are subject to lock-out provisions which prohibit us from prepayment, and we may acquire additional properties in the future subject to such provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness prior to or at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.
If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively affected.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investments.
We maintain insurance coverage with third-party carriers who provide a portion of the coverage of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties. We currently self-insure a portion of our commercial insurance deductible risk through our captive insurance company. To the extent that our captive insurance company is unable to bear that risk, we may be required to fund additional capital to our captive insurance company or we may be required to bear that loss. As a result, our operating results may be adversely affected.
There are some types of losses, generally catastrophic in nature, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue it could generate but may remain obligated for any mortgage debt or other financial obligation related to the property.
As an owner and operator of real estate, we can face liabilities for environmental contamination.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. U.S. federal, state and local laws and regulations relating to the protection of the environment may require us, as a current or previous owner or operator of real property, to investigate and clean up hazardous or toxic substances or petroleum product releases at a property or at impacted neighboring properties. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state, and local environmental laws, ordinances, and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. We may be subject to regulatory action and may also be held liable to third parties for personal injury or property damage incurred by the parties in connection with any such laws and regulations or hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances, and related liabilities, may be substantial and could materially and adversely affect us. The presence of hazardous or toxic substances, or the failure to remediate the related contamination, may also adversely affect our ability to sell, lease or redevelop a property or to borrow money using a property as collateral.
Our efforts to identify environmental liabilities may not be successful.
Although we believe that our portfolio is in substantial compliance with U.S. federal, state and local environmental laws and regulations regarding hazardous or toxic substances, this belief is based on limited testing. Nearly all of our properties have been subjected to Phase I or similar environmental audits. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe is reasonably likely to have a material adverse effect on us. However, we cannot assure you that: (i) previous environmental studies with respect to the portfolio revealed all potential environmental liabilities; (ii) any previous owner, occupant or tenant of a property did not create any material environmental condition not known to us; (iii) the current environmental condition of the portfolio will not be affected by tenants and occupants, by the condition of nearby properties, or by other unrelated third parties; or (iv) future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.
Compliance with the Americans with Disabilities Act and fire, safety, and other regulations may require us to make unintended expenditures.
Our properties are, or may become subject to, the Americans with Disabilities Act of 1990, as amended (“ADA”), which generally requires that all places of public accommodation be made accessible to people with disabilities. Compliance with the ADA’s requirements could require the removal of access barriers and noncompliance may result in fines by the U.S. government, an award of damages to private litigants, or both. While we attempt to acquire properties that are already in compliance with the ADA or place the burden of compliance on the seller or other third party, such as a tenant, we cannot assure stockholders that we will be able to acquire properties or allocate responsibilities in this manner. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes, and other land use regulations, as they may be adopted by governmental entities and become applicable to the properties. We may be required to make substantial capital expenditures to comply with these requirements, and these expenditures may have a material adverse effect on our ability to meet our financial obligations and make distributions to our stockholders.
We face risks relating to cybersecurity attacks which could adversely affect our business, cause loss of confidential information, and disrupt operations.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. We may face cyber incidents and security breaches through malware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization and other significant disruptions of our IT networks and related systems. The risk of a cybersecurity breach or disruption, particularly through a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

While we maintain some of our own critical information technology systems, we also depend on third parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions. Our measures to prevent, detect and mitigate these threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, may not be successful in preventing a data breach or limiting the effects of a breach. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems.

The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. Our financial results may be negatively impacted by such an incident or resulting negative media attention. A cyber incident could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, or otherwise valuable information of the Company or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes; (iii) result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; (iv) require significant management attention and resources to remedy and damages that result; (v) result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; (vi) result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; (vii) subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or (viii) damage our reputation among our tenants, investors and associates. Such security breaches also could result in a violation of applicable federal and state privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers. Moreover, cyber incidents perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business.
Risks Associated with Debt Financing
We utilize a significant amount of indebtedness in the operation of our business. Required debt service payments and other risks related to our debt financing could adversely affect our financial condition, operating results, and cash flows.
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
High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Additionally, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets.
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market, and is widely used as a reference for setting the interest rate on loans globally. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates and financing costs on our current or future indebtedness may be adversely affected.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to pay distributions to our stockholders.
Interest we pay on our loan obligations reduces cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money.

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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or discontinue insurance coverage. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, which may adversely affect our ability to make distributions to our stockholders.
We have substantial indebtedness and we may need to incur additional indebtedness in the future.
In connection with the Merger, we assumed and/or refinanced certain indebtedness of REIT II and we are subject to risks associated with debt financing, including a risk that our cash flow could be insufficient to meet required payments on our debt. On December 31, 2018, we had indebtedness of $2.5 billion, comprised of outstanding $195.0 million secured loan facilities, $1.9 billion unsecured debt, and $334.7 million mortgage loans and capital lease obligations.
In connection with executing our business strategies, we expect to evaluate the possibility of additional acquisitions and strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for the Company, including hindering our ability to adjust to changing market, industry or economic conditions; limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses; requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our debt, thereby limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses; making us more vulnerable to economic or industry downturns, including interest rate increases; and placing us at a competitive disadvantage compared to less leveraged competitors. If we default under a mortgage loan, we will automatically be in default under any other loan that has cross-default provisions and we may lose the properties securing these loans.
Risks Related to Organization and Qualification as a REIT
Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.
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
Although we have currently opted out of the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, the Board could elect to become subject to these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. These restrictions may have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide our stockholders a premium price for their shares of common stock.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code (“IRC”), among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our Board. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits the Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
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
Because Maryland law permits the Board to adopt certain anti-takeover measures without stockholder approval, investors may be less likely to receive a “control premium” for their shares.
In 1999, the State of Maryland enacted legislation that enhances the power of Maryland corporations to protect themselves from unsolicited takeovers. Among other things, the legislation permits our board, without stockholder approval, to amend our charter to:

•	stagger our Board into three classes;

•	require a two-thirds stockholder vote for removal of directors;

•	provide that only the Board can fix the size of the board;

•	require that special stockholder meetings may only be called by holders of a majority of the voting shares entitled to be cast at the meeting; and

•	provide the Board with the exclusive right to fill vacancies on the Board, with any individual elected to fill such a vacancy to serve for the full term of the directorship.
Under Maryland law, a corporation can opt to be governed by some or all of these provisions if it has a class of equity securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and has at least three independent directors. Our charter does not prohibit our Board from opting into any of the above provisions permitted under Maryland law. Becoming governed by any of these provisions could discourage an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our securities.
Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce our stockholders' and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, than might otherwise exist under common law, which could reduce our stockholders' and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases which would decrease the cash otherwise available for distribution to stockholders.
If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT and suffer adverse consequences.
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

We intend to use taxable REIT subsidiaries (“TRS”), which may cause us to fail to qualify as a REIT.
To qualify as a REIT for federal income tax purposes, we hold, and plan to continue to hold, our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRS. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non- customary services to tenants of its parent REIT. A TRS is subject to income tax as a regular C-corporation.
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
Our ownership of TRS will be subject to limitations that could prevent us from growing our management business and our transactions with our TRS could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.
Overall, (i) for taxable years beginning prior to January 1, 2018, no more than 25% of the value of a REIT’s gross assets, and (ii) for taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s gross assets may consist of interests in TRS; compliance with this limitation could limit our ability to grow our management business. The IRC also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRS in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.
REIT distribution requirements could adversely affect our ability to execute our business plans, including because we may be required to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
We intend to make distributions to our stockholders to comply with the REIT requirements of the IRC and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to our stockholders at times when it would be more advantageous to reinvest cash in its business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
If we do not have other funds available, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
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
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our gross assets may be represented by securities of one or more TRS. Finally, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.

The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property. We may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure you that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
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
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under GAAP or other economic measures as a result of the differences between GAAP and tax accounting methods. For instance, certain of our assets will be marked-to-market for GAAP purposes but not for tax purposes, which could result in losses for GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to you in a year in which we are not profitable under GAAP or other economic measures.
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
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs to non-corporate stockholders generally are taxed at rates lower than ordinary income rates, but those rates are higher than the 20% tax rate on qualified dividend income paid by corporations. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, the more favorable rates for corporate dividends may cause non-corporate investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of shares of our common stock.
Legislative or regulatory tax changes could adversely affect us or our stockholders.
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
On December 22, 2017, H.R. 1, known as the “Tax Cuts and Jobs Act” (the “TCJA”), was enacted into law. The provisions of the TCJA generally apply to taxable years beginning after December 31, 2017. Significant provisions of the TCJA that investors should be aware of include provisions that: (i) permanently eliminate the progressive corporate tax rate structure with a maximum corporate tax rate of 35%, and replace it with a flat corporate tax rate of 21%; (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through relevant passthrough entities and REITs for taxable years beginning after December 31, 2017 and before January 1, 2026; (iii) generally limit the net operating loss deduction to 80% of taxable income for taxable years beginning after December 31, 2017, where taxable income is determined without regard to the net operating loss deduction itself; (iv) generally eliminate net operating loss carrybacks generated in taxable years after December 31, 2017 (for net operating losses generated in tax years beginning after December 31, 2017, the losses may be carried forward indefinitely); (v) allow unused net operating losses to be carried forward indefinitely, for net operating losses generated in tax years beginning after December 31, 2017; (vi) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased; (vii) eliminate the corporate alternative minimum tax; and (viii) generally temporarily lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions, and limiting the deduction for net interest expense incurred by a business to 30% of the “adjusted taxable income” of the taxpayer. However, the limitation on the interest expense deduction does not apply to certain small-business taxpayers or electing real property trades or businesses, such as any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. Making the election to be treated as a real property trade or business requires the electing real property trade or business to depreciate non-residential real property, residential rental property, and qualified improvement property over a longer period using the alternative depreciation system. We believe that we will be eligible to make this election. If we make this election, although we would not be subject to the interest expense limitation described above, our depreciation deductions may be reduced and, as a result, our REIT taxable income for a taxable year may be increased.
Our stockholders are urged to consult with their own tax advisors with respect to the impact that the TCJA and other legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in shares of our common stock.
If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the IRC (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the IRC as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the IRC (such as an IRA) that are investing in shares of our common stock. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the IRC;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the IRC;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the IRC to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the IRC.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the IRC may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the IRC, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.
If our assets are deemed to be plan assets, we may be exposed to liabilities under Title I of ERISA and the IRC.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the IRC, may be applicable, and there may be liability under these and other provisions of ERISA and the IRC. We believe that our assets should not be treated as plan assets because the shares of our common stock should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares of our common stock so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if we are exposed to liability under ERISA or the IRC, our performance and results of operations could be adversely affected.
If stockholders invested in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If stockholders established an IRA or other retirement plan through which they invested in our shares, federal law may require them to withdraw required minimum distributions (“RMDs”) from such plan in the future. Our SRP limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. Additionally, our stockholders will not be eligible to have their shares repurchased until they have held their shares for at least one year. As a result, they may not be able to have their shares repurchased at a time in which they need liquidity to satisfy the RMD requirements under their IRA or other retirement plan. Even if they are able to have their shares repurchased, our share repurchase price is based on the EVPS of our common stock as determined by our Board, and this value is expected to fluctuate over time. As such, a repurchase may be at a price that is less than the price at which the shares were initially purchased. If stockholders fail to withdraw RMDs from their IRA or other retirement plan, they may be subject to certain tax penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Real Estate Investments—As of December 31, 2018, we wholly owned 303 properties throughout the United States. In addition, we also have an interest in 30 properties through two separate joint ventures.
The following table presents information regarding the geographic location of our properties, including wholly-owned and the prorated portion of those owned through our joint ventures, by Annualized Base Rent (“ABR”) as of December 31, 2018. For additional portfolio information, refer to Schedule III - Real Estate Assets and Accumulated Depreciation (dollars and square feet in thousands):

State	ABR(1)	% ABR	ABR/Leased Square Foot	GLA(2)	% GLA	% Leased	Number of Properties
Florida	$48,154	12.2%	$12.01	4,377	12.5%	91.6%	56
California	39,197	10.0%	17.33	2,386	6.8%	94.8%	25
Texas	34,966	8.8%	15.07	2,442	7.0%	95.0%	19
Georgia	31,957	8.2%	11.52	2,904	8.3%	95.5%	31
Ohio	29,418	7.5%	9.71	3,189	9.1%	95.0%	28
Illinois	18,351	4.7%	13.28	1,498	4.3%	92.3%	13
Colorado	15,599	4.0%	13.77	1,192	3.4%	95.1%	11
Massachusetts	15,425	3.9%	13.98	1,126	3.2%	98.0%	10
Virginia	15,216	3.9%	12.47	1,361	3.9%	89.6%	13
South Carolina	11,450	2.9%	8.81	1,469	4.2%	88.4%	13
Pennsylvania	11,243	2.9%	11.58	1,082	3.1%	89.7%	7
Minnesota	10,489	2.7%	12.21	902	2.6%	95.2%	9
Arizona	10,486	2.7%	11.56	1,019	2.9%	89.0%	9
North Carolina	10,443	2.7%	9.38	1,154	3.3%	96.4%	15
Wisconsin	8,990	2.3%	9.90	944	2.8%	96.2%	8
Indiana	8,869	2.3%	7.78	1,244	3.6%	91.6%	8
Maryland	8,458	2.2%	19.31	460	1.3%	95.2%	4
Tennessee	7,817	2.0%	7.82	1,038	3.0%	96.2%	7
Michigan	7,750	2.0%	8.75	920	2.6%	96.3%	7
New Mexico	6,625	1.7%	12.72	609	1.7%	85.6%	6
Oregon	6,256	1.6%	13.84	472	1.4%	95.8%	6
Connecticut	5,400	1.4%	13.74	422	1.2%	93.1%	4
Nevada	4,885	1.2%	17.96	279	0.8%	97.5%	4
Kansas	4,618	1.2%	10.54	452	1.3%	96.9%	4
New Jersey	4,424	1.1%	16.51	272	0.8%	98.5%	2
Kentucky	4,293	1.1%	9.76	598	1.7%	73.6%	4
Iowa	2,993	0.8%	8.53	360	1.1%	97.5%	3
Washington	2,477	0.6%	15.10	170	0.5%	96.5%	2
Missouri	2,191	0.6%	10.19	222	0.6%	96.8%	2
New York	1,421	0.4%	10.93	165	0.5%	78.8%	1
Alabama	1,070	0.3%	7.38	174	0.5%	83.3%	1
Utah	237	0.1%	16.93	14	—%	100.0%	1
Total	$391,168	100.0%	$12.02	34,916	100.0%	93.2%	333

(1)	We calculate ABR as monthly contractual rent as of December 31, 2018, multiplied by 12 months.

(2)	Gross leasable area (“GLA”) is defined as the portion of the total square feet of a building that is available for tenant leasing.

Additionally, the following table details information for our joint ventures, the prorated information for which is included in the preceding and subsequent tables (dollars and square feet in thousands):

Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
Necessity Retail Partners	20%	13	$18,236	1,391
Grocery Retail Partners I	15%	17	24,013	1,908

Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after December 31, 2018, for each of the next ten years and thereafter for our 303 wholly-owned shopping centers and the prorated portion of those owned through our joint ventures. The chart shows the leased square feet and ABR represented by the applicable lease expiration year:For the years ended December 31, 2018 and 2017:

•	New leases accounted for approximately 0.7 million total square feet of GLA with ABR of $15.53, and approximately 0.5 million total square feet of GLA with ABR of $14.81, respectively; and

•	Renewals accounted for approximately 2.8 million total square feet with ABR of $12.40, and approximately 2.0 million total square feet with ABR of $12.75, respectively.
During the year ended December 31, 2018, rent per square foot for renewed leases increased 6.6% when compared to rent per square foot prior to renewal. Our leased occupancy decreased 0.93% during the year ended December 31, 2018, and decreased 1.68% during the year ended December 31, 2017.
Subsequent to December 31, 2018, we renewed approximately 0.4 million total square feet and $6.6 million of total ABR of the expiring leases, inclusive of our pro rata share related to our joint ventures.
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

Portfolio Tenancy—Prior to the acquisition of a property, we assess the suitability of the grocery-anchor tenant and other tenants in light of our investment objectives, namely, preserving capital and providing stable cash flows for distributions. Generally, we assess the strength of the tenant by consideration of company factors, such as its financial strength and market share in the geographic area of the shopping center, as well as location-specific factors, such as the store’s sales, local competition, and demographics. When assessing the tenancy of the non-anchor space at the shopping center, we consider the tenant mix at each shopping center in light of our portfolio, the proportion of national and national-franchise tenants, the creditworthiness of specific tenants, and the timing of lease expirations. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals.
We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, by tenant type as of December 31, 2018:

The following charts present the composition of our portfolio by tenant industry as of December 31, 2018:

The following table presents our top twenty tenants, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, grouped according to parent company, by ABR, as of December 31, 2018 (dollars and square feet in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Kroger	$26,221	6.7%	3,515	10.8%	69
Publix	21,378	5.5%	2,229	6.8%	58
Ahold Delhaize	17,696	4.5%	1,308	4.0%	26
Albertsons-Safeway	16,948	4.3%	1,680	5.2%	32
Walmart	10,451	2.7%	1,956	6.0%	16
Giant Eagle	9,114	2.3%	900	2.8%	13
Dollar Tree	4,521	1.2%	504	1.5%	49
Sprouts Farmers Market	4,285	1.1%	304	0.9%	10
SUPERVALU	4,050	1.0%	508	1.6%	11
Raley's	3,788	1.0%	253	0.8%	4
Subway	3,168	0.8%	134	0.4%	100
Southeastern Grocers	2,798	0.7%	331	1.0%	8
Anytime Fitness	2,583	0.7%	172	0.5%	38
Schnuck's	2,513	0.6%	248	0.8%	4
Save Mart	2,469	0.6%	359	1.1%	7
Lowe's	2,407	0.6%	371	1.1%	4
Petco	2,306	0.6%	142	0.4%	12
Kohl's	2,205	0.6%	365	1.1%	4
Food 4 Less (PAQ)	2,125	0.5%	119	0.4%	2
H&R Block	2,079	0.5%	117	0.4%	71
Total	$143,105	36.5%	15,515	47.6%	538

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not currently involved in any legal proceedings in which we are not covered by our liability insurance or the outcome is reasonably likely to have a material impact on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

w PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 1, 2019, we had approximately 281.8 million shares of common stock outstanding, held by a total of 63,703 stockholders of record. The number of stockholders is based on the records of our registrar and transfer agent. Our common stock is not currently traded on any exchange, and there is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all.
Valuation Overview
On May 9, 2018, the independent directors of our Board established an estimated value per share (“EVPS”) of our common stock of $11.05. The valuation was based substantially on the estimated market value of our portfolio of real estate properties in various geographic locations in the United States (“Portfolio”) and our third-party asset management business as of March 31, 2018.
We provided the EVPS to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the FINRA. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines.
We engaged Duff & Phelps, an independent valuation expert which has expertise in appraising commercial real estate assets, to provide a calculation of the range in EVPS of our common stock as of March 31, 2018. Duff & Phelps prepared a valuation report (“Valuation Report”) that provided this range based substantially on its estimate of the “as is” market value of the Portfolio and the estimated value of in-place contracts of the third-party asset management business. Duff & Phelps made adjustments to the aggregate estimated value of our Portfolio to reflect balance sheet assets and liabilities provided by our management as of March 31, 2018, before calculating a range of estimated values based on the number of outstanding shares of our common stock as of March 31, 2018. These calculations produced an EVPS in the range of $10.35 to $11.75 as of March 31, 2018. The Independent Directors ultimately increased the EVPS of our common stock to $11.05 on May 9, 2018. We previously established an EVPS on November 8, 2017, of $11.00 based substantially on the estimated market value of our Portfolio of real estate properties and our third-party asset management business as of October 5, 2017. We expect to update this valuation as of March 31, 2019.
The following table summarizes the material components of the EVPS of our common stock as of March 31, 2018 (in thousands, except per share amounts):

	Low	High
Investment in Real Estate Assets:
Phillips Edison real estate valuation	$4,020,630	$4,343,460
Management company	90,000	90,000
Total market value	4,110,630	4,433,460

Other Assets:
Cash and cash equivalents	18,795	18,795
Restricted cash	10,177	10,177
Accounts receivable	38,369	38,369
Prepaid expenses and other assets	6,494	6,494
Total other assets	73,835	73,835

Liabilities:
Notes payable and credit facility	1,844,150	1,844,150
Mark to market - debt	(73,724)	(73,724)
Accounts payable and accrued expenses	28,035	28,035
Total liabilities	1,798,461	1,798,461

Net Asset Value	$2,386,004	$2,708,834

Common stock and OP units outstanding	230,480	230,480
Net Asset Value Per Share	$10.35	$11.75
Our goal is to provide an estimate of the market value of our shares. However, the majority of our assets will consist of commercial real estate and, as with any valuation methodology, the methodologies used were based upon a number of assumptions and estimates that may not have been accurate or complete. Different parties with different assumptions and estimates could have derived a different EVPS, and those differences could have been significant. These limitations are discussed further under “Limitations of Estimated Value per Share” below.
Valuation Methodologies—Our goal in calculating an EVPS was to arrive at a value that was reasonable and based off of what we deemed to be appropriate valuation and appraisal methodologies and assumptions and a process that was in accordance with the IPA Valuation Guidelines. The following is a summary of the valuation methodologies and components used to calculate the EVPS.
Independent Valuation Firm—Duff & Phelps was retained by us on March 8, 2018, as authorized by the independent directors of the Board, to provide independent valuation services. Duff & Phelps, who is not affiliated with us, is a leading global valuation advisor with expertise in complex valuation work. Duff & Phelps had previously provided services to us pertaining to the allocation of acquisition purchase prices for financial reporting purposes in connection with the Portfolio, for which it received usual and customary compensation. Duff & Phelps may be engaged to provide professional services to us in the future. The Duff & Phelps personnel who prepared the valuation had no present or prospective interest in the Portfolio and no personal interest with us.
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
The following summarizes the range of capitalization rates that were used to arrive at the estimated market values of our Portfolio:

Range in Values
Overall Capitalization Rate	6.66% - 7.20%
Terminal Capitalization Rate	6.92% - 7.42%
Discount Rate	7.51% - 8.01%
Management Company Valuation—Duff & Phelps estimated the aggregate market value associated with our third-party asset management business using various methodologies. Duff & Phelps considered various applications of the income approach, market approach, and underlying assets approach, with the income approach determined to be the most reliable method for purposes of the analysis. The income approach analysis considered the projected fee income earned for services provided pursuant to various management and advisory agreements over the expected duration of that contract, assuming normal and customary renewal provisions. Such services include property management services performed for the properties in the Portfolio, as well as property and asset management services for certain unaffiliated real estate investment portfolios. In performing this analysis, fee income related to properties owned or managed as of March 31, 2018, was considered. The income approach also considered a reasonable level of expenses to support such activities, as well as other adjustments, and a discount rate that accounted for the time value of money and the risk of achieving the projected cash flows. The result of the income approach analysis was the aggregate market value of the third-party asset management business, from which an estimated market value of net tangible assets (liabilities) was subtracted (added) to result in the aggregate intangible value of the management company.
Sensitivity Analysis—While we believe that Duff & Phelps’ assumptions and inputs were reasonable, a change in these assumptions would have impacted the calculations of the estimated value of the Portfolio, the estimated value of our third-party asset management business, and our EVPS. The table below illustrates the impact on Duff & Phelps’ range in EVPS if the terminal capitalization rates or discount rates were adjusted by 25 basis points and assumes all other factors remain unchanged. Additionally, the table illustrates the impact if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points or 5%.

Resulting Range in Estimated Value Per Share
	Increase of 25 basis points	Decrease of 25 basis points	Increase of 5%	Decrease of 5%
Terminal Capitalization Rate	$10.04 - $11.37	$10.69 - $12.17	$9.91 - $11.26	$10.84 - $12.31
Discount Rate	$10.03 - $11.41	$10.68 - $12.12	$9.86 - $11.25	$10.87 - $12.29
Other Assets and Other Liabilities—Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect our other assets and other liabilities based on balance sheet information provided by us as of March 31, 2018.
Role of the Independent Directors—The independent directors received a copy of the Valuation Report and discussed the report with representatives of Duff & Phelps. The independent directors also discussed the Valuation Report, the Portfolio, the third-party asset management business, our other assets and liabilities, and other matters with management. Management recommended to the independent directors that $11.05 per share be approved as the EVPS of our common stock. The independent directors discussed the rationale for this value with management.
Following the independent directors’ receipt and review of the Valuation Report and the recommendation of management, and in light of other factors considered by the independent directors, the independent directors concluded that the range in EVPS of $10.35 and $11.75 was appropriate. Our independent directors agreed to accept the recommendation of management and approved $11.05 as the EVPS of our common stock as of March 31, 2018, which determination was ultimately and solely the responsibility of the independent directors.
Limitations of Estimated Value per Share—We provided this EVPS to assist broker-dealers that participated in our public offering in meeting our customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used were based upon a number of estimates and assumptions that may not have been accurate or complete. Different parties with different assumptions and estimates could have derived a different EVPS, and this difference could have been significant. The EVPS is not audited and does not represent a determination of the fair value of our assets or liabilities based on accounting principles generally accepted in the United States (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.
Accordingly, with respect to the EVPS, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the EVPS;

•	a stockholder would ultimately realize distributions per share equal to our EVPS upon liquidation of our assets and settlement of our liabilities or a sale of us;

•	our shares of common stock would trade at the EVPS on a national securities exchange;

•	a third party would offer the EVPS in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our EVPS; or

•	the methodologies used to calculate our EVPS would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, we have not made any adjustments to the valuation of our EVPS for the impact of other transactions occurring subsequent to May 9, 2018, including, but not limited to, (i) our merger with Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), a public non-traded real estate investment trust (“REIT”) that was formerly advised and managed by us, in November 2018 (the “Merger”); (ii) the formation of the Grocery Retail Partners I LLC joint venture (“GRP I” or the “GRP I joint venture”) in November 2018; (iii) acquisitions or dispositions of assets; (iv) the issuance of common stock under the dividend reinvestment plan (“DRIP”); (v) NOI earned and dividends declared; (vi) the repurchase of shares; and (vii) changes in leases, tenancy or other business or operational changes. The value of our shares of common stock will fluctuate over time in response to developments related to individual real estate assets, the management of those assets, and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares of common stock. The EVPS does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, or the impact of restrictions on the assumption of debt. Accordingly, the EVPS of our common stock may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
Amended and Restated DRIP—We have adopted the DRIP, through which stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into additional shares of our common stock in lieu of receiving cash distributions. In accordance with the DRIP, participants acquire shares of common stock at a price equal to the estimated value per share. Participants in the DRIP may purchase fractional shares so that 100% of the distributions may be used to acquire additional shares of our common stock. For the year ended December 31, 2018, 4.0 million shares were issued through the DRIP, resulting in proceeds of approximately $44.1 million. For the year ended December 31, 2017, 4.8 million shares were issued through the DRIP, resulting in proceeds of approximately $49.1 million.
Distributions—We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computing without regard to the dividends paid deduction).

Unregistered Sales of Equity Securities—During 2018, we did not sell any equity securities that were not registered under the Securities Act.
Share Repurchases—Our Share Repurchase Program (“SRP”) provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations that are discussed below:

•	During any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

•
The cash available for repurchases, of which we may use all or a portion, on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less any cash already used for repurchases since the beginning of the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of the Board. The availability of DRIP proceeds is not a minimum repurchase requirement and we may use all or no portion. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

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
The repurchase price per share for all stockholders is equal to the estimated value per share. Repurchases of shares of common stock may be made monthly upon written notice received by us at least five days prior to the end of the applicable month, assuming no limitations, as noted above, exist. Stockholders may withdraw their repurchase request at any time up to five business days prior to the repurchase date. Unfulfilled repurchase requests are treated as requests for repurchase during future months until satisfied or withdrawn.
In 2018 and 2017, repurchase requests surpassed the funding limits under the SRP. Due to the program’s funding limits, no funds were available for repurchases outside of death, “qualifying disability,” or “determination of incompetence” during the fourth quarter of 2018 and no funds will be available for the first quarter of 2019. All standard repurchase requests must be on file and in good order to be included for the next standard repurchase, which is expected to be in July 2019. At that time, should the demand for standard repurchases exceed the funding available for repurchases, of which the Company may use all or a portion, we expect to make pro-rata redemptions.
As of December 31, 2018, we had 2.4 million shares subject to unfulfilled repurchase requests.
Our Board may amend, suspend, or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders. In connection with the Merger, the SRP was temporarily suspended for the month of July 2018 and resumed in August 2018 (see Note 13).
The following table presents all share repurchases for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	2018	2017
Shares repurchased	4,884	4,617
Cost of repurchases	$53,758	$47,157
Average repurchase price	$11.01	$10.21
During the quarter ended December 31, 2018, we repurchased shares, all sought upon a stockholder’s death, qualifying disability, or determination of incompetence in accordance with the terms of the SRP, as follows (shares in thousands):

Period	Total Number of Shares Redeemed	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2018	81	$11.05	81	(2)
November 2018	123	11.05	123	(2)
December 2018	169	11.05	169	(2)

(1)
We announced the commencement of the SRP on August 12, 2010, and it was subsequently amended on September 29, 2011, and on April 14, 2016. All of the shares we purchased in the year ended December 31, 2018 were pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP, as described above.
On November 16, 2018, we completed the Merger in a 100% stock-for-stock transaction valued at approximately $1.9 billion. In connection with the Merger, the combined company reset its share repurchase queue and all SRP requests on file as of the Merger closing date were canceled. All stockholders were required to submit a new SRP form to the transfer agent, DST, in order to participate in the SRP after the Merger and to be included in our next standard repurchase. All standard repurchase requests must be on file and in good order to be included for our next standard repurchase, which is expected to be in July 2019. At that time, should the demand for standard redemptions exceed the funding available for repurchases, of which the Company may use all or a portion, we expect to make pro-rata redemptions. Following that standard repurchase, standard repurchase requests that are on file with us and in good order that have not been fully executed (due to pro-rata redemptions) will remain on file for future redemptions.

ITEM 6. SELECTED FINANCIAL DATA

As of and for the years ended December 31,
(in thousands, except per share amounts)	2018(1)	2017(2)	2016	2015	2014
Balance Sheet Data:(3)
Investment in real estate assets at cost	$5,380,344	$3,751,927	$2,584,005	$2,350,033	$2,201,235
Cash and cash equivalents	16,791	5,716	8,224	40,680	15,649
Total assets	5,163,477	3,526,082	2,380,188	2,226,248	2,141,196
Debt obligations, net	2,438,826	1,806,998	1,056,156	845,515	640,889
Operating Data:
Total revenues	$430,392	$311,543	$257,730	$242,099	$188,215
Property operating expenses	(77,209)	(53,824)	(41,890)	(38,399)	(32,919)
Real estate tax expenses	(55,335)	(43,456)	(36,627)	(35,285)	(25,262)
General and administrative expenses(4)	(50,412)	(36,348)	(31,804)	(15,829)	(8,632)
Interest expense, net	(72,642)	(45,661)	(32,458)	(32,390)	(20,360)
Net income (loss)	46,975	(41,718)	9,043	13,561	(22,635)
Net income (loss) attributable to stockholders	39,138	(38,391)	8,932	13,360	(22,635)
Other Operational Data:(4)(5)
NOI for real estate investments	$272,450	$204,407	$173,910	$163,017	$125,816
Funds from operations (“FFO”) attributable to stock- holders and convertible noncontrolling interests	156,222	84,150	110,406	115,040	56,513
Modified funds from operations (“MFFO”)	166,440	125,183	107,862	114,344	94,552
Cash Flow Data:(6)
Cash flows provided by operating activities	$153,291	$108,861	$103,076	$106,073	$75,671
Cash flows used in investing activities	(258,867)	(640,742)	(191,328)	(110,744)	(718,828)
Cash flows provided by financing activities	162,435	509,380	90,685	29,732	195,500
Per Share Data:
Net income (loss) per share—basic and diluted	$0.20	$(0.21)	$0.05	$0.07	$(0.13)
Common stock distributions declared	$0.67	$0.67	$0.67	$0.67	$0.67
Weighted-average shares outstanding—basic	196,602	183,784	183,876	183,678	179,280
Weighted-average shares outstanding—diluted	241,367	196,497	186,665	186,394	179,280

(1)	Includes the impact of the Merger (see Note 3).

(2)	Includes the impact of the PELP transaction (see Note 4).

(3)
Certain prior period balance sheet amounts have been reclassified to conform with our adoption in 2016 of Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(4)	Certain prior period amounts have been reclassified to conform with current year presentation.

(5)
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures, for further discussion and for a reconciliation of the non-GAAP financial measures to Net Income (Loss).

(6)	Certain prior period cash flow amounts have been reclassified to conform with our adoption in 2018 of ASU 2016-15, Statement of Cash Flows.
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
Overview
We are one of the nation’s largest owners and operators of grocery-anchored shopping centers. The majority of our revenues are lease revenues derived from our real estate investments. Additionally, we operate an investment management business providing property management and advisory services to approximately $680 million of third-party assets. This business provides comprehensive real estate and asset management services to (i) Phillips Edison Grocery Center REIT III, Inc. (“PECO III”), a non-traded publicly registered REIT; (ii) three institutional joint ventures, and (iii) one private fund (“Managed Funds”).
Below are statistical highlights of our portfolio:

	Total Portfolio as of December 31, 2018	Property Acquisitions During the Year Ended December 31, 2018(1)
Number of properties	303	91
Number of states	32	24
Total square feet (in thousands)	34,352	10,886
Leased occupancy %	93.2%	94.0%
Average remaining lease term (in years)(2)	4.9	5.2

(1)	Property acquisitions include the 86 properties acquired as part of the Merger.

(2)	The average remaining lease term in years excludes future options to extend the term of the lease.
The following describes how we continued our strategic plans that include achieving superior results:

•
Completed a $1.9 billion merger with REIT II, a public non-traded REIT that was previously advised and managed by us, which grew our portfolio by 86 wholly-owned grocery-anchored shopping centers and a joint venture

•	Formed the GRP I joint venture with Northwestern Mutual, investing in 17 grocery-anchored shopping centers valued at $359 million

•	Together, PECO and REIT II surpassed $1.0 billion of cumulative stockholder distributions as of December 31, 2018

•	Net income totaled $47.0 million for the year ended December 31, 2018

•	FFO per diluted share increased to $0.65 from $0.43; total FFO represented 101.8% of total distributions made during the year

•	MFFO per diluted share increased 7.8% to $0.69; total MFFO represented 108.5% of total distributions made during the year

•	Pro forma same-center NOI increased 3.7% to $325.5 million

•	Executed 0.7 million square feet of new leases and 2.8 million square feet of renewal leases, with comparable rent spreads of 14.6% and 6.7%, respectively

•
Acquired five grocery-anchored shopping centers for a total cost of $97.9 million and realized $78.7 million of net proceeds from the sale of eight properties (excluding the merger and joint venture activity described above)

•
Further enhanced our balance sheet by recapitalizing a significant portion of our debt, reduced our interest rate spreads on several loans, and increased PECO’s weighted average loan maturity to 4.9 years. Highlights include:

◦	We used proceeds from the GRP I joint venture to pay down $130 million of outstanding debt to reduce our leverage.

◦
At the closing of the Merger, we entered into two new unsecured term loans totaling $400 million and exercised an accordion feature for $217.5 million on an existing unsecured term loan. The weighted average term of the $617.5 million of new unsecured debt is 5.6 years as of December 31, 2018.

◦	We have no unsecured loan maturities until 2021, including extension options.

◦
We reduced our interest rate spreads by 5 basis points, subject to our leverage levels, on $400 million of unsecured term loans as compared to a previous term loan, and reduced our interest rate spread by 10 basis points, subject to our leverage levels, on $255 million of an existing unsecured term loan.

Leasing Activity—The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the leased space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, generally such tenants will also pay for a longer term.
Below is a summary of leasing activity for the years ended December 31, 2018 and 2017:

	Total Deals (1)		Inline Deals(1)(2)
	2018(3)	2017(4)	2018(3)	2017(4)
New leases:
Number of leases	254	185	245	179
Square footage (in thousands)	730	547	562	382
First-year base rental revenue (in thousands)	$11,340	$8,108	$9,876	$6,762
Average rent per square foot (“PSF”)	$15.53	$14.81	$17.57	$17.69
Average cost PSF of executing new leases(5)	$27.91	$27.03	$27.39	$28.11
Number of comparable leases(6)	85	64	83	63
Comparable rent spread(7)	14.6%	15.9%	11.5%	13.5%
Weighted average lease term (in years)	7.2	7.9	6.9	7.0
Renewals and options:
Number of leases	508	369	453	334
Square footage (in thousands)	2,792	1,977	1,025	676
First-year base rental revenue (in thousands)	$34,618	$25,196	$19,483	$14,664
Average rent PSF	$12.40	$12.75	$19.02	$21.68
Average rent PSF prior to renewals	$11.64	$11.74	$17.36	$19.42
Percentage increase in average rent PSF	6.6%	8.5%	9.5%	11.6%
Average cost PSF of executing renewals and options	$2.81	$3.12	$4.51	$4.80
Number of comparable leases	370	278	349	266
Comparable rent spread	6.7%	13.3%	9.8%	13.6%
Weighted average lease term (in years)	5.1	5.2	5.0	5.1
Portfolio retention rate(8)	83.2%	93.8%	77.9%	85.9%

(1)	Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.

(2)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area.

(3)	Leasing activity in 2018 only reflects activity for the REIT II properties from the date they were acquired, November 16, 2018.

(4)	Leasing activity in 2017 only reflects activity for the PELP properties from the date they were acquired, October 4, 2017.

(5)
The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, landlord work, and tenant concessions. The costs associated with landlord work are excluded for repositioning and redevelopment projects, if any.

(6)
A comparable lease is a lease that is executed for the exact same space (location and square feet) in which a tenant was previously located. For a lease to be considered comparable, it must have been executed within 365 days from the earlier of legal possession or the day the prior tenant physically vacated the space.

(7)	The comparable rent spread compares the first year ABR of a new lease over the last year ABR of the prior lease of a unit that was occupied within the past twelve months.

(8)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

Results of Operations
Due to the timing of the closing of the Merger and the PELP transaction, there is no financial data related to the properties and investment management business acquired in those transactions included in our results of operations prior to their closings on November 16, 2018 and October 4, 2017, respectively. Therefore, the results of those properties and entities prior to those dates are not comparable to previous periods.

Summary of Operating Activities for the Years Ended December 31, 2018 and 2017

			Favorable (Unfavorable) Change
(dollars in thousands, except per share amounts)	2018	2017	$	%
Operating Data:
Total revenues	$430,392	$311,543	$118,849	38.1%
Property operating expenses	(77,209)	(53,824)	(23,385)	(43.4)%
Real estate tax expenses	(55,335)	(43,456)	(11,879)	(27.3)%
General and administrative expenses	(50,412)	(36,878)	(13,534)	(36.7)%
Vesting of Class B units	—	(24,037)	24,037	NM
Termination of affiliate arrangements	—	(5,454)	5,454	NM
Depreciation and amortization	(191,283)	(130,671)	(60,612)	(46.4)%
Impairment of real estate assets	(40,782)	—	(40,782)	NM
Interest expense, net	(72,642)	(45,661)	(26,981)	(59.1)%
Gain on sale or contribution of property, net	109,300	1,760	107,540	NM
Transaction expenses	(3,331)	(15,713)	12,382	78.8%
Other (expense) income, net	(1,723)	673	(2,396)	NM
Net income (loss)	46,975	(41,718)	88,693	NM
Net (income) loss attributable to noncontrolling interests	(7,837)	3,327	(11,164)	NM
Net income (loss) attributable to stockholders	$39,138	$(38,391)	$77,529	NM
Below are explanations of the significant fluctuations in our results of operations for the years ended December 31, 2018, and 2017.

Change related to the timing of the PELP transaction	Change related to our management company and corporate operations for comparable periods presented

Change related to our properties acquired in the Merger	Change related to our same-center portfolio

Change related to property activity since January 1, 2017, exclusive of the PELP transaction and the Merger

Total Revenues

•	$91.0 million was related to the acquisition of properties from the PELP transaction, of which $27.1 million is attributed to the third-party management business and captive insurance company.

•
$18.4 million was related to the Merger, which includes $20.7 million related to the 86 properties acquired, which is partially offset by a reduction of $2.3 million in management fee revenue previously received from the acquired properties.

•
$3.0 million was related to the properties acquired before January 1, 2017, outside of the PELP transaction and the Merger (“same-center portfolio”). The increase was driven by a $0.19 increase in rental rate, which is a combination of renewals of expiring leases and positive new leasing spreads.

•
$6.1 million was the net impact of property activity since January 1, 2017, which are assets not included in the same-center portfolio. This includes 13 properties acquired and 9 properties disposed of during the period. Also included are the 17 properties contributed or sold to GRP I, as well as the acquired PELP properties during the comparable periods presented.

Vesting of Class B Units

•
The $24.0 million expense in 2017 resulted from the PELP transaction and was a combination of the vesting of 2.8 million Class B units as well as the reclassification of previous distributions on those Class B units to noncontrolling interests. The vesting of the Class B units was a non-cash expense of $27.6 million for asset management services rendered between December 2014 and September 2017. Distributions paid on these units totaled $3.6 million over this time period and were reclassified from the 2017 consolidated statement of operations and reflected as distributions from equity.

Termination of Affiliate Arrangements

•
The $5.5 million of expense in 2017 was related to the redemption of unvested Class B units at the estimated value per share on the date of termination that had been earned by our former advisor for historical asset management services (see Note 13).

Depreciation and Amortization

•
The $60.6 million increase in depreciation and amortization included a $50.8 million increase related to the total fair value of the 76 properties and the management contracts acquired in the PELP transaction.

•	The increase also included $10.0 million of expense related to the total base value of 86 properties acquired in the Merger.

•
The increase also included a $1.8 million net increase related to property acquired in the PELP transaction, as well as 13 properties acquired outside of the PELP transaction since January 1, 2017, offset by the 17 properties contributed or sold to GRP I, as well as nine properties sold outside of GRP I since January 1, 2017.

•	These amounts were offset by a $2.0 million decrease attributed to certain intangible lease assets becoming fully amortized on our same-center portfolio.
Impairment of Real Estate Assets

•
During the year ended December 31, 2018, we recognized impairment charges totaling $40.8 million associated with eleven properties where the book value exceeded the estimated fair value, of which two properties were sold and nine properties were determined to be impaired based upon operational factors during the year ended December 31, 2018. See Note 18 for more details.

Interest Expense, Net
•The $27.0 million increase was related to $464.5 million of debt assumed and new debt entered into in connection with the Merger. Interest expense, net was comprised of the following for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Twelve Months Ended December 31,
	2018	2017
Interest on revolving credit facility	$2,261	$6,195
Interest on term loans, net	41,190	22,073
Interest on mortgages	24,273	13,919
Amortization and write-off of deferred financing expenses and assumed market debt and derivative adjustments, net	4,918	3,474
Interest expense, net	$72,642	$45,661

Weighted-average interest rate as of end of period	3.5%	3.4%
Weighted-average term (in years) as of end of period	4.9	5.5
Gain on Sale or Contribution of Property, Net

•
The $107.5 million increase was related to the sale or contribution of 25 properties during the year ended December 31, 2018 (see Notes 5 and 6), as compared to the sale of one property during the year ended December 31, 2017.

Transaction Expenses

•
Transaction expenses include third-party professional fees, such as financial advisory, consulting, accounting, legal, and tax fees necessary to complete such transactions. The $12.4 million decrease in transaction expenses was primarily driven by the business combination treatment of the PELP transaction (see Note 4) and related costs of $15.7 million incurred in 2017, as compared to the asset acquisition treatment related to the Merger (see Note 3) in 2018 which allowed for the capitalization of transaction expenses.

•
This decrease is offset by non-capitalizable costs incurred in 2018 of $1.8 million related to the formation of the GRP I joint venture, $0.8 million related to the Merger, and $0.7 million related to other property acquisitions (see Notes 3 and 6).

Other (Expense) Income, Net

•	The $2.4 million change was partially due to a $1.5 million expense to increase the fair value of our earn-out liability in 2018 (see Note 18).

•	The change also included a $0.5 million reduction in gains recognized from the sale of land.

Summary of Operating Activities for the Years Ended December 31, 2017 and 2016

			Favorable (Unfavorable) Change
(in thousands, except per share amounts)	2017	2016	$	%
Operating Data:
Total revenues	$311,543	$257,730	$53,813	20.9%
Property operating expenses	(53,824)	(41,890)	(11,934)	(28.5)%
Real estate tax expenses	(43,456)	(36,627)	(6,829)	(18.6)%
General and administrative expenses	(36,878)	(37,607)	729	1.9%
Vesting of Class B units	(24,037)	—	(24,037)	NM
Termination of affiliate arrangements	(5,454)	—	(5,454)	NM
Depreciation and amortization	(130,671)	(106,095)	(24,576)	(23.2)%
Interest expense, net	(45,661)	(32,458)	(13,203)	(40.7)%
Transaction expenses	(15,713)	—	(15,713)	NM
Gain on the sale of property, net	1,760	4,732	(2,972)	(62.8)%
Other income, net	673	1,258	(585)	NM
Net (loss) income	(41,718)	9,043	(50,761)	NM
Net loss (income) attributable to noncontrolling interests	3,327	(111)	3,438	NM
Net (loss) income attributable to stockholders	$(38,391)	$8,932	$(47,323)	NM

Net (loss) income per share—basic and diluted	$(0.21)	$0.05	$(0.26)	NM

Below are explanations of the significant fluctuations in our results of operations for the years ended December 31, 2017 and 2016.

Change related to the 76 properties and management company acquired from PELP	Change related to our properties acquired before January 1, 2017

Change related to properties acquired after December 31, 2016, exclusive of the PELP transaction, net of properties disposed of

Total Revenues

•
$29.2 million was related to the acquisition of PELP. This includes $21.2 million related to the acquisition of the 76 properties under PELP, as well as services provided to the Managed Funds including $4.0 million attributed to advisory agreements, inclusive of acquisition, disposition, and asset management fees, and $3.8 million attributed to property management agreements, inclusive of property management fees, leasing commissions, and construction management fees.

•	$21.4 million was related to 15 properties acquired after December 31, 2015, exclusive of the PELP transaction, net of two properties disposed of during each reporting period.

•
$3.2 million was related to the properties acquired before January 1, 2016, outside of the PELP transaction (“same-center portfolio”). The increase was driven by a $0.23 increase in minimum rent per square foot and a 0.9% increase in occupancy.

General and Administrative Expenses

•
The increase in general and administrative expenses, as shown in the chart above, is primarily driven by the acquisition of the management company during the PELP transaction. This resulted in additional employee compensation costs for managing the day-to-day affairs of the Managed Funds, identifying and making acquisitions and investments on their behalf, and recommending to the respective boards of directors an approach for providing investors of the Managed Funds with liquidity, offset by the elimination of the asset management fee.

•
This increase shown in the chart above is offset by $4.0 million in the capitalization of acquisition expenses recognized prior to January 1, 2017, directly related to asset acquisitions prior to that date, which was attributed to the implementation of ASU 2017-01 on January 1, 2017.

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

Termination of Affiliate Arrangements

•
The $5.5 million expense was related to the redemption of unvested Class B units at the estimated value per share on the date of the termination, that had been earned by our former advisor for historical asset management services.

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
Interest Expense, net
•The $13.2 million increase was primarily due to additional borrowings on our revolving credit facility and new secured and unsecured term loan facilities entered into in 2017, including $485 million in new term loans that were entered into in order to extinguish the corporate debt from PELP in the PELP transaction. Interest expense, net was comprised of the following for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Twelve Months Ended December 31,
	2017	2016
Interest on revolving credit facility	$6,195	$3,932
Interest on term loans, net	22,073	12,287
Interest on mortgages	13,919	13,420
Amortization and write-off of deferred financing expenses and assumed market debt adjustments, net	3,474	2,819
Interest expense, net	$45,661	$32,458

Weighted-average interest rate as of end of period	3.4%	3.0%
Weighted-average term (in years) as of end of period	5.5	4.0
Transaction Expenses

•
The transaction expenses incurred resulted from costs related to the PELP transaction (see Note 4), primarily third-party professional fees, such as financial advisor, consulting, accounting, legal, and tax fees, as well as fees associated with obtaining lender consents necessary to complete the transaction.

Gain on the Sale of Property, net

•
The $3.0 million decrease in gain on the sale of property, net is related to a $1.8 million gain recognized on one property sold during the year ended December 31, 2017, as compared to a $4.7 million gain recognized on one property sold during the year ended December 31, 2016.

Other Income, Net

•
The $0.6 million decrease was largely due to a 2016 gain related to hedging ineffectiveness that is no longer realized due to our adoption of a new accounting standard in 2017, partially offset by a gain on the sale of land in 2018.

Non-GAAP Measures
Pro Forma Same-Center Net Operating Income—Same-Center NOI represents the NOI for the properties that were owned and operational for the entire portion of both comparable reporting periods. For purposes of evaluating Same-Center NOI on a comparative basis, and in light of the PELP transaction as well as the Merger, we are presenting Pro Forma Same-Center NOI, which is Same-Center NOI on a pro forma basis as if the PELP transaction and the Merger had occurred on January 1, 2017. This perspective allows us to evaluate Same-Center NOI growth over a comparable period. Pro Forma Same-Center NOI is not necessarily indicative of what actual Same-Center NOI and growth would have been if the PELP transaction and the Merger had occurred on January 1, 2017, nor does it purport to represent Same-Center NOI and growth for future periods.
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
The table below compares Pro Forma Same-Center NOI for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Revenues(1):
Rental income(2)	$348,765	$341,382	$7,383
Tenant recovery income	117,796	115,849	1,947
Other property income	2,193	2,130	63
Total revenues	468,754	459,361	9,393	2.0%
Operating expenses(1):
Property operating expenses	74,103	76,621	(2,518)
Real estate taxes	69,194	68,873	321
Total operating expenses	143,297	145,494	(2,197)	(1.5)%
Total Pro Forma Same-Center NOI	$325,457	$313,867	$11,590	3.7%

(1)
Adjusted for the same-center operating results of PELP and the Merger prior to the respective transaction dates for these periods. For additional information and details about the operating results of PELP and the Merger included herein, refer to the PELP and REIT II Same-Center NOI table below.

(2)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.

Pro Forma Same-Center Net Operating Income Reconciliation—Below is a reconciliation of Net Income (Loss) to Pro Forma Same-Center NOI for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Net income (loss)	$46,975	$(41,718)
Adjusted to exclude:
Fees and management income	(32,926)	(8,156)
Straight-line rental income	(5,173)	(3,766)
Net amortization of above- and below-market leases	(3,949)	(1,984)
Lease buyout income	(519)	(1,321)
General and administrative expenses	50,412	36,878
Transaction expenses	3,331	15,713
Vesting of Class B units	—	24,037
Termination of affiliate arrangements	—	5,454
Depreciation and amortization	191,283	130,671
Impairment of real estate assets	40,782	—
Interest expense, net	72,642	45,661
Gain on sale or contribution of property, net	(109,300)	(1,760)
Other	1,389	(881)
Property management expense allocations to third-party assets under management	17,503	5,579
NOI for real estate investments	272,450	204,407
Less: NOI from centers excluded from same-center	(35,456)	(27,286)
NOI prior to October 4, 2017, from same-center properties acquired in the PELP transaction	—	38,354
NOI prior to November 16, 2018, from same-center properties acquired in the Merger	88,463	98,392
Total Pro Forma Same-Center NOI	$325,457	$313,867
Pro Forma Same-Center Properties—Below is a breakdown of our property count, including same-center properties by origin as well as non-same-center properties:

2018
Same-center properties owned since January 1, 2017	142
Same-center properties acquired in the PELP transaction	64
Same-center properties acquired in the Merger	74
Non-same-center properties	23
Total properties	303
PELP and REIT II Same-Center Net Operating Income—NOI from the PELP properties acquired prior to the PELP transaction and the REIT II properties prior to the Merger was obtained from the accounting records of PELP and REIT II without adjustment. The accounting records were subject to internal review by us. The table below provides Same-Center NOI detail for the non-ownership periods of PELP and REIT II. For PELP, this includes the period ended October 4, 2017. For REIT II, this includes the period ended November 16, 2018 and the year ended December 31, 2017 (in thousands):

	REIT II		PELP
	2018	2017	2017
Revenues:
Rental income(1)	$95,086	$106,572	$42,861
Tenant recovery income	35,925	39,574	12,153
Other property income	828	723	363
Total revenues	131,839	146,869	55,377
Operating expenses:
Property operating expenses	22,231	25,146	9,748
Real estate taxes	21,145	23,331	7,275
Total operating expenses	43,376	48,477	17,023
Total Same-Center NOI	$88,463	$98,392	$38,354

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.

Funds from Operations and Modified Funds from Operations—FFO is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) attributable to common stockholders computed in accordance with GAAP, excluding gains (or losses) from sales of property and gains (or losses) from change in control, plus depreciation and amortization, and after adjustments for impairment losses on depreciable real estate and impairments of in-substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We calculate FFO Attributable to Stockholders and Convertible Noncontrolling Interests in a manner consistent with the NAREIT definition, with an additional adjustment made for noncontrolling interests that are not convertible into common stock.
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

The following table presents our calculation of FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and MFFO and provides additional information related to our operations (in thousands except per share amounts):

	2018	2017(1)	2016(1)
Calculation of FFO Attributable to Stockholders and Convertible Noncontrolling Interests
Net income (loss)	$46,975	$(41,718)	$9,043
Adjustments:
Depreciation and amortization of real estate assets	177,504	127,771	106,095
Impairment of real estate assets	40,782	—	—
Gain on sale or contribution of property, net	(109,300)	(1,760)	(4,732)
Adjustments related to unconsolidated joint ventures	560	—	—
FFO attributable to the Company	156,521	84,293	110,406
Adjustments attributable to noncontrolling interests not convertible into common stock	(299)	(143)	—
FFO attributable to stockholders and convertible noncontrolling interests	$156,222	$84,150	$110,406
Calculation of MFFO
FFO attributable to stockholders and convertible noncontrolling interests	$156,222	$84,150	$110,406
Adjustments:
Transaction and acquisition expenses	3,426	16,243	5,803
Straight-line rent	(5,112)	(3,729)	(3,512)
Net amortization of above- and below-market leases	(3,949)	(1,984)	(1,208)
Depreciation and amortization of corporate assets	13,779	2,900	—
Loss (gain) on extinguishment of debt, net	103	(572)	(63)
Amortization of market debt adjustment	(821)	(1,115)	(2,054)
Change in fair value of earn-out liability and derivatives	2,393	(201)	(1,510)
Noncash vesting of Class B units and termination of affiliate arrangements	—	29,491	—
Adjustments related to unconsolidated joint ventures	167	—	—
Other	232	—	—
MFFO	$166,440	$125,183	$107,862

FFO Attributable to Stockholders and Convertible Noncontrolling Interests/MFFO per share
Weighted-average common shares outstanding - diluted(2)	241,367	196,506	186,665
FFO Attributable to Stockholders and Convertible Noncontrolling Interests per share - diluted	$0.65	$0.43	$0.59
MFFO per share - diluted	$0.69	$0.64	$0.58

(1)	Certain prior period amounts have been reclassified to conform with current year presentation.

(2)
OP units and restricted stock awards were dilutive to FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO for the years ended December 31, 2018, 2017, and 2016, and, accordingly, were included in the weighted-average common shares used to calculate diluted FFO Attributable to Stockholders and Convertible Noncontrolling Interests/MFFO per share.

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	cash distributions to stockholders;

•	repurchases of common stock;

•	capital expenditures and leasing costs;

•	investments in real estate;

•	redevelopment and repositioning projects; and

•	principal and interest payments on our outstanding indebtedness.
We expect our primary sources of liquidity to be:

•	operating cash flows;

•	proceeds received from dispositions of properties;

•	reinvested distributions;

•	proceeds from debt financings, including borrowings under our unsecured credit facility;

•	distributions received from joint ventures; and

•	available, unrestricted cash and cash equivalents.
We believe our sources of cash will provide adequate liquidity to fund our obligations.
On November 16, 2018, we completed the Merger in a 100% stock-for-stock transaction valued at approximately $1.9 billion, in which we assumed debt with a fair value of approximately $464.5 million and repaid $357.4 million of REIT II’s debt. We issued 2.04 shares of our common stock in exchange for each issued and outstanding share of REIT II common stock, which was equivalent to $22.54 per share based on our most recent EVPS, at the time of the Merger, of $11.05 (see Note 3).
On November 9, 2018, we entered into an agreement with Northwestern Mutual, one of the nation’s largest and most experienced commercial real estate investors, creating GRP I. Under the terms of the GRP I joint venture, Northwestern Mutual acquired an 85% ownership interest in 17 high-quality grocery anchored shopping centers, previously owned and operated by us, with a fair value of approximately $359 million. We maintain a 15% ownership interest in the portfolio while providing asset management and property management services to GRP I. As a part of the transaction, GRP I assumed an existing portfolio mortgage loan of $175 million, for which we assume the obligation of limited guarantor. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor. We entered into a separate agreement with Northwestern Mutual in which we agree to apportion any potential liability under this guaranty between us and them based on our ownership percentage.
On October 4, 2017, we completed the PELP transaction. Under the terms of the agreement, we issued 39.4 million OP units valued at approximately $401.6 million, assumed $72.6 million of mortgages and notes payable, refinanced $432.1 million of PELP’s corporate level debt at closing, and paid approximately $30.4 million in cash (see Note 4).
Debt—The following table summarizes information about our debt as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Total debt obligations, gross	$2,461,438	$1,817,786
Weighted average interest rate	3.5%	3.4%
Weighted average maturity	4.9	5.5

Revolving credit facility capacity	$500,000	$500,000
Revolving credit facility availability(1)	426,182	437,972
Revolving credit facility maturity(2)	October 2021	October 2021

(1)	Net of outstanding letters of credit.

(2)	The revolving credit facility has an additional option to extend the maturity to October 2022.
In connection with the Merger, we assumed from REIT II unsecured term loans and secured mortgage debt with a combined fair value of $464.5 million, and refinanced $548.3 million of debt. At the closing of the Merger, we established two term loans for $300 million and $100 million maturing in November 2023 and May 2024, respectively. We also exercised an accordion feature on an existing term loan, adding $217.5 million in new debt maturing in May 2025, $60 million of which is available via delayed draw feature. These funds from these financings were used at the time of closing to pay down REIT II’s remaining debt, which included a $158.3 million revolving credit facility, a $185 million term loan maturing in July 2019, as well as a partial pay down of $14.1 million on a term loan at closing. Funds from the financing were also used to refinance a $175 million PECO term loan maturing February 2020 and to pay down PECO’s existing revolving credit facility.

Proceeds from the GRP I joint venture were used to pay down a $100 million term loan maturing in February 2019 and the outstanding balance on the revolver.
Our debt is subject to certain covenants, and, as of December 31, 2018, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of December 31, 2018 allows us access to future borrowings as needed.
The following table presents our calculation of net debt to total enterprise value as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Net debt:
Total debt, excluding below-market adjustments and deferred financing expenses	$2,461,438	$1,817,786
Less: Cash and cash equivalents	16,791	5,716
Total net debt	$2,444,647	$1,812,070
Enterprise Value:
Total net debt	$2,444,647	$1,812,070
Total equity value(1)	3,583,029	2,526,557
Total enterprise value	$6,027,676	$4,338,627

Net debt to total enterprise value	40.6%	41.8%
(1) Total equity value is calculated as the product of the number of diluted shares outstanding and the EVPS at the end of the period. There were 324.6 million and 229.7 million diluted shares outstanding as of December 31, 2018 and 2017, respectively.
Cash Flow Activities—As of December 31, 2018, we had cash and cash equivalents and restricted cash of $84.3 million, a net cash increase of $56.9 million during the year ended December 31, 2018.
Below is a summary of our cash flow activity for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Net cash provided by operating activities	$153,291	$108,861	$44,430	40.8%
Net cash used in investing activities	(258,867)	(640,742)	381,875	(59.6)%
Net cash provided by financing activities	162,435	509,380	(346,945)	(68.1)%
Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:

•
Property operations—Most of our operating cash comes from rental and tenant recovery income, offset by cash outflows for property operating expenses, real estate taxes, and general and administrative costs. Our change in cash flows from property operations primarily results from owning a larger portfolio year-over-year, as well as a 3.7% increase in Pro Forma Same-Center NOI.

•
Fee and management income—Following the completion of the PELP transaction, we also generate operating cash from our third-party investment management business, offset by the operational costs of the business. Our fee and management income was $32.9 million for the year ended December 31, 2018 as compared to $8.2 million for the year ended December 31, 2017. The increase is due to a full year of our internalized investment management business.

•	Cash paid for interest—During the year ended December 31, 2018, we paid $67.6 million for interest, an increase of $28.1 million over the same period in 2017.

•
Working capital—During the year ended December 31, 2018, aside from timing differences, payables increased primarily due to higher real estate taxes and employee compensation as a result of owning more properties and additional administrative costs from having a full year of operations related to the properties and management company acquired in the PELP transaction, partially offset by an increase in deferred revenue and a decrease in receivables from affiliates.

•
Other—Our transaction costs in 2018 were lower than 2017 partially as a result of the capitalization of certain transaction costs as part of the Merger due to its treatment as an asset acquisition. In addition, we had a decrease in costs due to the 2017 vesting of Class B units and termination of certain affiliate arrangements in connection with the PELP transaction.

Investing Activities—Our net cash used in investing activities was primarily impacted by the following:

•
Asset acquisitions and business combinations—During the year ended December 31, 2018, we acquired 86 shopping centers through the Merger (see Note 3 for more detail). The Merger was a 100% stock-for-stock transaction; however, we had a net cash outlay of $363.5 million, primarily as a result of debt from REIT II that we paid upon closing. During the year ended December 31, 2017, we acquired 84 shopping centers, including 76 shopping centers through the PELP transaction (see Note 4 for more detail). The net cash impact of the PELP transaction was a $446.2 million outlay.

•
Real estate acquisitions—During the year ended December 31, 2018, we purchased five shopping centers outside of the Merger, for a total cash outlay of $87.1 million, as compared to eight shopping centers purchased outside of the PELP transaction for a total cash outlay of $159.7 million during the year ended December 31, 2017.

•
Real estate dispositions and sales and contributions to joint venture—During the year ended December 31, 2018, we sold or contributed 25 shopping centers, including 17 shopping centers sold or contributed to the GRP I joint venture for a total cash inflow of $161.8 million. For the eight shopping centers sold outside of the GRP I joint venture, we had a total cash inflow of $78.7 million, as compared to one shopping center sold during the year ended December 31, 2017 for a total cash inflow of $7.4 million.

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the year ended December 31, 2018, cash used for capital expenditures increased by $6.8 million over the same period in 2017 as a result of our larger portfolio of shopping centers, as well as having a full year of corporate capital expenditures.

Financing Activities—Net cash provided by financing activities was primarily impacted by the following:

•
Debt borrowings and payments—Cash from financing activities is primarily affected by inflows from borrowings and outflows from payments on debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. During the year ended December 31, 2018, our net borrowings decreased by $323.6 million as a result of refinancing of existing debt in 2018, as compared to an increase in net borrowings in 2017 driven by entering into new term loan agreements and secured borrowings in connection with the PELP transaction.

•
Distributions to stockholders and OP unit holders—There was a large increase in distributions paid to OP unit holders in 2018 as a result of issuing 39.4 million OP units in the PELP transaction in the fourth quarter of 2017. Cash used for distributions to common stockholders also increased as a result of issuing 95.5 million additional shares through the Merger and due to the temporary suspension of the DRIP for the month of July 2018 in connection with the Merger; therefore all DRIP participants received their July 2018 distribution in cash rather than stock. The DRIP resumed in August 2018.

•
Share repurchases—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations (see Note 13). Cash outflows for share repurchases increased by $6.6 million.

Distributions—Activity related to distributions to our common stockholders and OP unit holders for the years ended December 31, 2018 and 2017, is as follows (in thousands):

Cash distributions to OP unit holders	Net cash provided by operating activities

Cash distributions to common stockholders	FFO attributable to stockholders and nonconvertible noncontrolling interests (1)

Distributions reinvested through the DRIP

(1)
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations for the definition of FFO, for information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to Net Income (Loss).

We paid distributions monthly and expect to continue paying distributions monthly (subject to Board authorization) unless our results of operations, our general financial condition, general economic conditions, or other factors, as determined by our Board, make it imprudent to do so. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.
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

Contractual Commitments and Contingencies
Our contractual obligations as of December 31, 2018, were as follows (in thousands):

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Debt obligations - principal payments(1)	$2,461,438	$9,523	$180,909	$286,047	$436,903	$379,570	$1,168,486
Debt obligations - interest payments(2)	447,669	90,927	88,333	79,427	63,656	54,366	70,960
Operating lease obligations	4,209	1,450	969	537	510	352	391
Total	$2,913,316	$101,900	$270,211	$366,011	$501,069	$434,288	$1,239,837

(1)
The revolving credit facility, which matures in October 2021, has options to extend the maturity to October 2022. One of our term loan facilities with a maturity in 2020 has an option to extend the maturity to 2021.

(2)	Future variable-rate interest payments are based on interest rates as of December 31, 2018, including the impact of our swap agreements.
Our portfolio debt instruments and the unsecured revolving credit facility contain certain covenants and restrictions. The following is a list of certain restrictive covenants specific to the unsecured revolving credit facility that were deemed significant:

•	limits the ratio of debt to total asset value, as defined, to 60% or less with a surge to 65% following a material acquisition;

•	requires the fixed-charge ratio, as defined, to be 1.5:1 or greater, or 1.4:1 following a material acquisition; and

•	limits the ratio of cash dividend payments to FFO, as defined, to a specified percentage that varies among debt agreements.
Inflation

Inflation has been low historically and has had minimal impact on the operating performance of our shopping centers; however, inflation can increase in the future. Certain of our leases contain provisions designed to mitigate the adverse effect of inflation, including rent escalations and requirements for tenants to pay their allocable share of operating expenses, including common area maintenance, utilities, real estate taxes, insurance, and certain capital expenditures. Additionally, many of our leases are for terms of less than ten years, which allows us to target increased rents to current market rates upon renewal.

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
Real Estate Acquisition Accounting—Most of the Company’s real estate acquisition activity, including the Merger, does not meet the definition of a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs are capitalized and amortized over the life of the related assets, and there is no recognition of goodwill. Costs incurred related to properties that were not ultimately acquired were recorded as Other (Expense) Income on the consolidated statements of operations.
The PELP transaction was considered a business combination, and therefore the associated transaction expenses were expensed as incurred. The treatment of acquisition-related costs and the recognition of goodwill are the primary differences between how we account for business combinations and asset acquisitions. Regardless of whether an acquisition is considered a business combination or an asset acquisition, we record the costs of the business or assets acquired as tangible and intangible assets and liabilities based upon their estimated fair values as of the acquisition date.
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
We record above-market and below-market lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease. We also consider fixed-rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized. If a tenant has a unilateral option to renew a below-market lease, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized if we determine that the tenant has a financial incentive and wherewithal to exercise such option.
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
Valuation of Real Estate, Goodwill, Investments, and Intangible Assets—We regularly review our owned real estate properties for evidence of impairment. When indicators of potential impairment suggest that the carrying value of our real estate may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of these assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate assets as defined by Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment. Particular examples of events and changes in circumstances that could indicate potential impairments are significant decreases in occupancy, rental income, operating income, and market values; planned dispositions in which a published or contract price is less than the current carrying value of the assets being targeted for disposition; or changes in our property or asset management agreements. During the year ended December, 31, 2018, we recorded $40.8 million in impairment of real estate assets.
In the fourth quarter of 2017, in connection with the PELP transaction, we recorded goodwill of approximately $29.1 million. Our first annual goodwill impairment test, which was completed during the fourth quarter of 2018, indicated that our goodwill was not impaired during the year ended December 31, 2018. Our testing is performed using a quantitative approach which incorporates valuation techniques acceptable under GAAP and commonly used by real estate companies, as applicable to us. See Note 2 for more detail on the method utilized for goodwill testing.
Our finite-lived intangible assets are subject to impairment and valuation tests when certain triggering events or circumstances indicate that the carrying value of the assets may be higher than the fair value. Examples of triggering events are changes in economic outlook, changes to our business plans that may impact the realizable value of the assets, and acquisition or disposition activity, among others. In the fourth quarter of 2017, in connection with the PELP transaction, we recorded Corporate Intangible Assets, Net of approximately $58.0 million associated with certain management contracts that we acquired. During the year ended December 31, 2018, we derecognized $30.4 million of these management contracts in connection with the Merger, which was included as part of the total consideration transferred. See Note 3 for more detail.
We periodically review our investments, including our investments in our unconsolidated joint ventures as well as our investment in PECO III, for evidence of impairment. If our review indicates that impairment exists, we analyze the decline in the value of the investment to determine if the impairment is other-than-temporary. If we determine that the impairment is other-than-temporary, we would record an impairment. If we determine that there is no impairment, or that there is an impairment but it is a temporary impairment, we do not adjust the carrying value of the investment. We did not record any impairment on our investments for the year ended December 31, 2018.
In accounting for our investment in real estate, goodwill, investments, and other intangible assets, we have to employ a significant amount of judgment in the inputs that we select for impairment testing and other analyses. We select these inputs based on all available evidence and using techniques that are commonly employed by other real estate companies. Some examples of these inputs are projected revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows, as well as to estimate and determine fair values, impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
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
Effective January 1, 2018, we adopted the guidance of ASC Topic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to non-customers of non-financial assets, or in substance, nonfinancial assets that do not meet the definition of a business. Generally, our sales of real estate would be considered a sale of a non-financial asset as defined by ASC 610-20. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would de-recognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the adoption of this standard did not have a material impact on our rental revenue. However, the standard applied to a majority of our fees and management income. We evaluated the impact of this standard to fees and management income which did not result in a material impact on our revenue recognition, however we have provided additional disclosures around fees and management revenue in our notes. Revenues from management, leasing, and other fees charged in accordance with our various management agreements are recognized in the period in which the relevant performance obligations have been satisfied through the provision of services and the completion of the earnings process.
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
As of December 31, 2018, we had twelve interest rate swaps that fixed LIBOR on $1.7 billion of our unsecured term loan facilities.
As of December 31, 2018, we had not fixed the interest rate on $244.8 million of our unsecured debt through derivative financial instruments, and as a result we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2018, would result in approximately $2.4 million of additional interest expense annually. The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure.
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
See the Index to Consolidated Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2018.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Amendment to PELP Transaction Contribution Agreement
On March 12, 2019, the Company entered into an amendment (the “Amendment”) to the terms of the earn-out provisions set forth in the Contribution Agreement, dated as of May 18, 2017, between the Company, the Operating Partnership and the contributors listed therein (the “Contribution Agreement”), originally entered into in connection with the PELP transaction. The earn-out provisions provided, in relevant part, that the contributors would have the right to receive a minimum of 3 million and a maximum of 5 million OP units as contingent consideration if a “liquidity event” (as defined in the Contribution Agreement) was successfully achieved by the Company by December 31, 2019. Pursuant to the terms of the Amendment, the initial earn-out term has been extended by two years through December 31, 2021 and the threshold for the maximum payout of 5 million OP units has been raised to $11.20 per share from $10.20 per share.
Certain of the contributors are members of the Company’s senior management team, including Jeffrey S. Edison, our Chief Executive Officer and President, and Devin I. Murphy, our Chief Financial Officer and Treasurer. If any contingent consideration relating to a liquidity event is paid, these members of management will receive a pro rata allocation of OP units as a result of their ownership interests in the contributing entities under the Contribution Agreement.
The foregoing description of the Amendment does not purport to be complete and is subject, and qualified in its entirety by reference, to the full text of the Amendment, which is included as Exhibit 2.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

Executive Management Transition
On March 12, 2019, we announced the promotion of Devin I. Murphy, our current chief financial officer, to president effective August 15, 2019. John P. Caulfield, our current senior vice president of finance, will be appointed to chief financial officer, effective August 15, 2019. Mr. Caulfield joined the Company in March 2014.
There were no arrangements or understandings between Mr. Caulfield and any other persons pursuant to which Mr. Caulfield received his appointment. Mr. Caulfield does not have any family relationships subject to disclosure under Item 401(d) of Regulation S-K or any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
John P. Caulfield, age 38, has served as our senior vice president of finance since January 2016, with responsibility for financial planning and analysis, budgeting and forecasting, risk management, and investor relations. He joined Phillips Edison in March 2014 as vice president of treasury and investor relations. Prior to joining PECO, Mr. Caulfield served as vice president of treasurer and investor relations with CyrusOne Inc. from February 2012 to March 2014 where he played a key role in the company’s successful spinoff and IPO from Cincinnati Bell; the establishment of its capital structure and treasury function; and creation, positioning, and strategy of messaging and communications with investors and research analysts. Prior to that, he spent seven years with Cincinnati Bell, holding various positions in treasury, finance and accounting, including assistant treasurer and director of investor relations. Mr. Caulfield has a bachelor’s degree in accounting and a master’s in business administration from Xavier University and is a certified public accountant.

Performance LTIP Units
On March 12, 2019, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved a new form of award agreement under the Company’s Amended and Restated 2010 Long-Term Incentive Plan for performance-based long term incentive units (“Performance LTIP Units”) and made one-time grants of Performance LTIP Units to each of Jeffrey S. Edison, our Chief Executive Officer and President, and Devin Murphy, our Chief Financial Officer and Treasurer. The purpose of the Performance LTIP Units awards is to incentivize the recipients to create superior growth in the Company’s operational performance and asset management business.
The Performance LTIP Units represent a target number of units that can be earned if certain performance measures are achieved during a stated performance period and if certain additional vesting requirements are met. The performance measures are goals relating to Core FFO growth and new revenue generated by the Company’s asset management business, exclusive of pre-existing sources of asset management fees. The number of Performance LTIP Units earned will vary between 0% and 100% of the target amount based on actual performance compared to target performance on a graduated scale, with performance at the target level resulting in 100% of the target number of Performance LTIP Units being earned. At the conclusion of the applicable performance period (or earlier upon a change in control or termination of the executive’s employment), the Committee will determine the level of achievement of each performance goal measure and the corresponding number of Performance LTIP Units earned by each grantee. Performance LTIP Units granted and applicable performance measures for each executive are as follows:

Executive Officer	Performance LTIP Units	Performance Period	Performance Measures
Jeffrey S. Edison	1,357,467	4/1/2019-3/31/2026
Award units may be earned from 0-100% based on a combination of (i) new revenue generated by the Company’s asset management business during the performance period up to target of $30 million, and (ii) Core FFO per share growth relative to the Company’s peers during the performance period up to target of 80th percentile or above

Devin I. Murphy	678,734	4/1/2019-3/31/2024	Award units may be earned from 0-100% based on the amount of new revenue generated by the Company’s asset management business during the performance period up to target revenue of $30 million
No additional Performance LTIP Units will be earned for performance achieved above the target level. Any amounts earned under the Performance LTIP Unit award agreements will be issued in the form of LTIP Units, which represent OP units that are structured as a profits interest in the Operating Partnership. Dividends will accrue on the Performance LTIP Units until the measurement date, subject to a quarterly distribution of 10% of the regular quarterly distributions.
The foregoing description of the Performance LTIP Unit award agreements does not purport to be complete and is qualified in its entirety by reference to the form of award agreements for Mr. Edison and Mr. Murphy attached hereto as Exhibits 10.26 and 10.27, respectively, and hereby incorporated by reference herein.

w PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item not otherwise set forth below is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2019 and is hereby incorporated by reference into this Form 10-K.
Executive Officers
Below is certain information about our executive officers.

Name	Position(s)	Age*
Jeffrey S. Edison	Chairman of the Board, Chief Executive Officer, and President	58
Devin I. Murphy	Chief Financial Officer and Treasurer	59
Robert F. Myers	Chief Operating Officer and Senior Vice President	46
R. Mark Addy	Executive Vice President	56
Tanya E. Brady	General Counsel, Senior Vice President, and Secretary	51
*Age as of the date of this filing.
Jeffrey S. Edison—Mr. Edison has served as our chairman of the Board, chief executive officer, and president since October 2017. Prior to that he served as chairman or co-chairman of the Board and chief executive officer since December 2009. He has served as chairman of the board and chief executive officer of Phillips Edison Grocery Center REIT III, Inc. (“PECO III”) since April 2016 and served as chairman of the board and chief executive officer of Phillips Edison Grocery Center REIT II, Inc. (“REIT II”) from 2013 to the Merger in November 2018. Mr. Edison co-founded Phillips Edison Limited Partnership and has served as a principal of Phillips Edison since 1995. Before founding Phillips Edison, from 1991 to 1995, Mr. Edison was a senior vice president from 1993 until 1995 and was a vice president from 1991 until 1993 at Nations Bank’s South Charles Realty Corporation. From 1987 until 1990, Mr. Edison was employed by Morgan Stanley Realty Incorporated and was employed by The Taubman Company from 1984 to 1987. Mr. Edison holds a master’s degree in business administration from Harvard Business School and a bachelor’s degree in mathematics and economics from Colgate University.
Devin I. Murphy—Mr. Murphy has served as our chief financial officer and treasurer since August 2013. Prior to that he served as our principal and chief financial officer from June 2013 when he joined Phillips Edison to August 2013. He also has served as the chief financial officer, treasurer and secretary of PECO III since April 2016, and previously served as chief financial officer, treasurer and secretary of REIT II from 2013 until the Merger in November 2018. From November 2009 to June 2013, he served as vice chairman of investment banking at Morgan Stanley. He began his real estate career in 1986 when he joined the real estate group at Morgan Stanley as an associate. Prior to rejoining Morgan Stanley in June 2009, Mr. Murphy was a managing partner of Coventry Real Estate Advisors, a real estate private equity firm founded in 1998 which sponsors a series of institutional investment funds that acquire and develop retail properties. Prior to joining Coventry in March 2008, from February 2004 until November 2007, Mr. Murphy served as global head of real estate investment banking for Deutsche Bank Securities, Inc. At Deutsche Bank, Mr. Murphy ran a team of over 100 professionals located in eight offices in the United States, Europe and Asia. Prior to joining Deutsche Bank, Mr. Murphy was with Morgan Stanley for 15 years. He held a number of senior positions at Morgan Stanley including co-head of United States real estate investment banking and head of the private capital markets group. Mr. Murphy served on the investment committee of the Morgan Stanley Real Estate Funds from 1994 until his departure in 2004. Mr. Murphy serves as an advisory director for Hawkeye Partners, a real estate private equity firm headquartered in Austin, Texas, and is a director of CoreCivic, a New York Stock Exchange listed REIT. Mr. Murphy received a master’s of business administration degree from the University of Michigan and a bachelor of arts degree with honors from the College of William and Mary.
Robert F. Myers—Mr. Myers has served as our chief operating officer and senior vice president since October 2010. Mr. Myers joined PECO in 2003 as a senior leasing manager, was promoted to regional leasing manager in 2005 and became vice president of leasing in 2006. He was named senior vice president of leasing and operations in 2009, and chief operating officer in 2010. Before joining Phillips Edison, Mr. Myers spent six years with Equity Investment Group, where he started as a property manager in 1997. He served as director of operations from 1998 to 2000 and as director of lease renegotiations/leasing agent from 2000 to 2003. He received his bachelor’s degree in business administration from Huntington College in 1995.
R. Mark Addy—Mr. Addy has served as our executive vice president since October 2017. In addition, he has served as the president and chief operating officer of PECO III since April 2016 and previously served as president and chief operating officer of REIT II from 2013 until the Merger in November 2018. Mr. Addy previously served as our chief operating officer from 2004 to October 2010. Prior to that he served as a senior vice president from 2002 until 2004. Prior to joining Phillips Edison, Mr. Addy practiced law with Santen & Hughes in the areas of commercial real estate, financing and leasing, mergers and acquisitions, and general corporate law from 1987 until 2002. Mr. Addy was the youngest law partner in the 50-year history of Santen & Hughes, and served as president of Santen & Hughes from 1996 through 2002. While at Santen & Hughes, he represented Phillips Edison from its inception in 1991 to 2002. Mr. Addy received his law degree from the University of Toledo and his bachelor’s degree in environmental science and chemistry from Bowling Green State University.

Tanya E. Brady—Ms. Brady has served as our senior vice president and general counsel since January 2015 and as secretary since November 2018. Ms. Brady joined PECO in 2013 as vice president and assistant general counsel. She has over 20 years of experience in commercial real estate and corporate transactions including joint venture and fund formation matters, structuring and negotiating asset and entity-level acquisitions and dispositions and related financings, the sales and purchases of distressed loans, and general corporate matters. She also has extensive commercial leasing and sale leaseback experience. Prior to joining PECO, Ms. Brady was a partner at the law firm of Kirkland & Ellis LLP in Chicago, Illinois. Prior to that, she held associate positions at the law firms of Freeborn & Peters LLP (Chicago, Illinois), King & Spalding LLP (Atlanta, Georgia), and Scoggins & Goodman, P.C. (Atlanta, Georgia). Ms. Brady received a bachelor of civil law degree with honors from the National University of Ireland College of Law in Dublin, Ireland, and a juris doctor from DePaul University College of Law in Chicago. She is licensed to practice in Illinois, Georgia, Ohio, and Utah.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2019, and is hereby incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item not otherwise set forth below is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2019, and is hereby incorporated by reference into this Form 10-K.
Equity Compensation Plan Information
The following table provides information as of December 31, 2018, regarding shares of common stock that may be issued under our equity compensation plans, consisting of the Amended and Restated 2010 Long-Term Incentive Plan (the ‘‘2010 PECO LTIP Plan’’) and the Amended and Restated 2010 Independent Director Stock Plan (the “2010 PECO Director Plan”):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(1)(2) (c)
Equity compensation plans approved by security holders	1,007,000	$—	7,190,000
Equity compensation plans not approved by security holders	—	—	—
Total / weighted average	1,007,000	$—	7,190,000

(1)
Includes 1 million phantom stock units, which will not vest in shares of stock but rather are paid in cash upon vesting. They are included in this table as they currently reduce the number of securities available for future issuance under the 2010 PECO LTIP Plan; however, they will be added back into the pool of securities available for future issuance under the 2010 PECO LTIP Plan upon vesting or forfeiture.

(2)
As of December 31, 2018, there were 7.0 million shares of PECO common stock available for grants under the 2010 PECO LTIP Plan and 0.2 million shares of PECO common stock available for grants under the 2010 PECO Director Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2019, and is hereby incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2019, and is hereby incorporated by reference into this Form 10-K.

w PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statement Schedules
See the Index to Consolidated Financial Statements on page F-1 of this report.
(b) Exhibits

Ex.	Description
Contribution Agreement
2.1
Contribution Agreement, dated as of May 18, 2017, between Phillips Edison Grocery Center REIT I, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., and the Contributors Listed Therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 23, 2017)

2.2
Amendment to Contribution Agreement, between Phillips Edison & Company, Inc. (f/k/a Phillips Edison Grocery Center REIT I, Inc.), Phillips Edison Grocery Center Operating Partnership I, L.P., and the Contributors listed therein, dated as of March 12, 2019

2.3
Agreement and Plan of Merger, dated as of July 17, 2018, by and among Phillips Edison & Company, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison Grocery Center REIT II, Inc., REIT Merger Sub, C, OP Merger Sub, LLC, OP Merger Sub 2, LLC, and Phillips Edison Grocery center Operating Partnership II, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 10-K filed July 18, 2018)

Articles of Amendment
3.1	Fourth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 15, 2014)
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 9, 2015)
3.3	Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 15, 2017)
3.4	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 19, 2018)
Bylaws
3.5	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 11, 2017)
3.6	Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 15, 2017)
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
Agreement of Limited Partnership of Operating Partnership
4.4
Fourth Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P., dated March 31, 2018 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 30, 2018)

Advisor Agreements
10.1	Letter Agreement with Phillips Edison NTR LLC dated September 20, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)
Tax Protection Agreement
10.2
Tax Protection Agreement dated as of October 4, 2017 by and among Phillips Edison & Company, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P. and each Protected Partner identified as a signatory on Schedule I, as amended from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 11, 2017)

Equityholder Agreement
10.3
Equityholder Agreement dated October 4, 2017 by and among Phillips Edison & Company, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P. and each of the individuals signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 11, 2017)

Property Management, Leasing and Construction Management Agreement
10.4	Form of Property Management, Leasing and Construction Management Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2018)

Ex.	Description
Debt Agreements
10.5
Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and PNC Bank, National Association as administrative agent, dated November 16, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 19, 2018)

10.6
Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, dated November 16, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2018)

10.7
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the Guarantors, the Lenders and KeyBank National Association, as administrative agent, dated October 4, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)

10.8
First Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and KeyBank National Association as administration agent, dated November 16, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 19, 2018)

10.9
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the Guarantors, the Lenders, and Wells Fargo Bank, National Association, as administrative agent, dated October 4, 2017 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)

10.10
First Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administration agent, dated November 16, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 19, 2018)

10.11
Loan Agreement by and among the Borrowers and Teachers Insurance and Annuity Association of America, dated October 4, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)

10.12
Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)

Compensatory Plans
10.13
Amended and Restated 2010 Independent Director Stock Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)*

10.14
Form of Restricted Stock Grant Agreement for Independent Director Stock Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-212876) filed August 3, 2016)*

10.15	Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.16
Agreement Regarding Phillips Edison Limited Partnership Restricted Management Units and Phillips Edison Grocery Center Operating Partnership I, L.P. Phantom Units dated October 4, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*

10.17	Phillips Edison and Company, Inc. Executive Amended Severance and Change in Control Plan dated March 12, 2019*, **
10.18	Equity Vesting Agreement with Devin I. Murphy dated October 2, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.19	Participation Agreement for Jeffrey Edison dated October 4, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.20	Participation Agreement for Devin Murphy dated October 4, 2017 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.21	Participation Agreement for Robert Myers dated October 4, 2017 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.22	Participation Agreement for R. Mark Addy dated October 4, 2017 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.23	Participation Agreement for Tanya Brady dated March 12, 2019*, **
10.24	Form of Time-Based Restricted Stock Unit Award Agreement for Executives*, **
10.25	Form of Performance Restricted Stock Unit Award Agreement for Executives*, **
10.26	2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 12, 2019*, **
10.27	2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 12, 2019*, **
21.1	Subsidiaries of the Company**
23.1	Consent of Deloitte & Touche LLP**
23.2	Consent of Duff & Phelps, LLC**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**

Ex.	Description
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows

* Compensatory Plan for Executives or Directors.
** Filed herewith.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Phillips Edison & Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips Edison & Company, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 13, 2019

We have served as the Company's auditor since 2009.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017
(In thousands, except per share amounts)

	2018	2017
ASSETS
Investment in real estate:
Land and improvements	$1,598,063	$1,121,590
Building and improvements	3,250,420	2,263,381
In-place lease assets	464,721	313,432
Above-market lease assets	67,140	53,524
Total investment in real estate assets	5,380,344	3,751,927
Accumulated depreciation and amortization	(565,507)	(462,025)
Net investment in real estate assets	4,814,837	3,289,902
Investment in unconsolidated joint ventures	45,651	—
Total investment in real estate assets, net	4,860,488	3,289,902
Cash and cash equivalents	16,791	5,716
Restricted cash	67,513	21,729
Accounts receivable – affiliates	5,125	6,102
Corporate intangible assets, net	14,054	55,100
Goodwill	29,066	29,085
Other assets, net	153,076	118,448
Real estate investment and other assets held for sale	17,364	—
Total assets	$5,163,477	$3,526,082
LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,438,826	$1,806,998
Below-market lease liabilities, net	131,559	90,624
Earn-out liability	39,500	38,000
Deferred income	14,025	9,137
Accounts payable and other liabilities	126,074	102,641
Liabilities of real estate investment held for sale	596	—
Total liabilities	2,750,580	2,047,400
Commitments and contingencies (Note 12)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 279,803 and 185,233 shares
issued and outstanding at December 31, 2018 and 2017, respectively	2,798	1,852
Additional paid-in capital	2,674,871	1,629,130
Accumulated other comprehensive income (“AOCI”)	12,362	16,496
Accumulated deficit	(692,045)	(601,238)
Total stockholders’ equity	1,997,986	1,046,240
Noncontrolling interests	414,911	432,442
Total equity	2,412,897	1,478,682
Total liabilities and equity	$5,163,477	$3,526,082

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(In thousands, except per share amounts)

	2018	2017	2016
Revenues:
Rental income	$301,112	$228,201	$193,561
Tenant recovery income	94,678	73,700	63,131
Other property income	1,676	1,486	1,038
Fees and management income	32,926	8,156	—
Total revenues	430,392	311,543	257,730
Expenses:
Property operating	77,209	53,824	41,890
Real estate taxes	55,335	43,456	36,627
General and administrative	50,412	36,878	37,607
Vesting of Class B units	—	24,037	—
Termination of affiliate arrangements	—	5,454	—
Depreciation and amortization	191,283	130,671	106,095
Impairment of real estate assets	40,782	—	—
Total expenses	415,021	294,320	222,219
Other:
Interest expense, net	(72,642)	(45,661)	(32,458)
Gain on sale or contribution of property, net	109,300	1,760	4,732
Transaction expenses	(3,331)	(15,713)	—
Other (expense) income, net	(1,723)	673	1,258
Net income (loss)	46,975	(41,718)	9,043
Net (income) loss attributable to noncontrolling interests	(7,837)	3,327	(111)
Net income (loss) attributable to stockholders	$39,138	$(38,391)	$8,932
Earnings per common share:
Net income (loss) per share attributable to stockholders - basic and diluted (See Note 15)	$0.20	$(0.21)	$0.05

Comprehensive income (loss):
Net income (loss)	$46,975	$(41,718)	$9,043
Other comprehensive income (loss):
Change in unrealized (loss) gain on interest rate swaps	(4,156)	4,580	10,565
Comprehensive income (loss)	42,819	(37,138)	19,608
Comprehensive (income) loss attributable to noncontrolling interests	(7,815)	3,327	(111)
Comprehensive income (loss) attributable to stockholders	$35,004	$(33,811)	$19,497

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2016	181,308	$1,813	$1,588,541	$22	$(323,761)	$1,266,615	$25,177	$1,291,792
Share repurchases	(2,019)	(20)	(20,281)	—	—	(20,301)	—	(20,301)
Dividend reinvestment plan (“DRIP”)	5,773	58	58,814	—	—	58,872	—	58,872
Change in unrealized gain on interest rate swaps	—	—	—	10,565	—	10,565	—	10,565
Common distributions declared, $0.67 per share	—	—	—	—	(123,326)	(123,326)	—	(123,326)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,882)	(1,882)
Share-based compensation	—	—	24	—	—	24	—	24
Net income	—	—	—	—	8,932	8,932	111	9,043
Balance at December 31, 2016	185,062	1,851	1,627,098	10,587	(438,155)	1,201,381	23,406	1,224,787
Adoption of new accounting pronouncement	—	—	—	1,329	(1,329)	—	—	—
Balance at January 1, 2017, as adjusted	185,062	1,851	1,627,098	11,916	(439,484)	1,201,381	23,406	1,224,787
Share repurchases	(4,617)	(46)	(47,111)	—	—	(47,157)	—	(47,157)
DRIP	4,785	47	49,079	—	—	49,126	—	49,126
Change in unrealized gain on interest rate swaps	—	—	—	4,580	—	4,580	—	4,580
Common distributions declared, $0.67 per share	—	—	—	—	(123,363)	(123,363)	—	(123,363)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,125)	(9,125)
Reclassification of affiliate distributions	—	—	—	—	—	—	(3,610)	(3,610)
Share-based compensation	3	—	64	—	—	64	—	64
Redemption of noncontrolling interest	—	—	—	—	—	—	(4,179)	(4,179)
Issuance of partnership units for asset management services	—	—	—	—	—	—	27,647	27,647
Issuance of partnership units in PELP transaction	—	—	—	—	—	—	401,630	401,630
Net loss	—	—	—	—	(38,391)	(38,391)	(3,327)	(41,718)
Balance at December 31, 2017	185,233	1,852	1,629,130	16,496	(601,238)	1,046,240	432,442	1,478,682
Issuance of common stock for acquisition	95,452	955	1,053,790	—	—	1,054,745	—	1,054,745
Share repurchases	(4,884)	(49)	(53,709)	—	—	(53,758)	—	(53,758)
DRIP	3,997	40	44,031	—	—	44,071	—	44,071
Change in unrealized gain on interest rate swaps	—	—	—	(4,134)	—	(4,134)	(22)	(4,156)
Common distributions declared, $0.67 per share	—	—	—	—	(129,945)	(129,945)	—	(129,945)
Distributions to noncontrolling interests	—	—	—	—	—	—	(28,661)	(28,661)
Share-based compensation	5	—	1,783	—	—	1,783	3,315	5,098
Other	—	—	(154)	—	—	(154)	—	(154)
Net income	—	—	—	—	39,138	39,138	7,837	46,975
Balance at December 31, 2018	279,803	$2,798	$2,674,871	$12,362	$(692,045)	$1,997,986	$414,911	$2,412,897

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,975	$(41,718)	$9,043
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	177,504	126,043	103,282
Impairment of real estate assets	40,782	—	—
Net amortization of above- and below-market leases	(3,949)	(1,984)	(1,208)
Amortization of deferred financing expenses	4,682	5,162	4,936
Vesting of Class B units	—	24,037	—
Depreciation and amortization of corporate assets	13,779	2,900	—
Gain on sale or contribution of property, net	(109,300)	(2,502)	(4,356)
Straight-line rent	(5,112)	(3,729)	(3,512)
Share-based compensation	5,098	—	—
Other	2,714	(374)	(1,168)
Changes in operating assets and liabilities:
Other assets	(7,334)	(4,400)	(9,916)
Accounts payable - affiliates	(2,580)	(4,350)	(865)
Accounts payable and other liabilities	(9,968)	9,776	6,840
Net cash provided by operating activities	153,291	108,861	103,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(87,068)	(159,698)	(165,211)
Acquisition of REIT II, net of cash acquired	(363,519)	—	—
Acquisition of PELP, net of cash acquired	—	(446,249)	—
Distributions and proceeds from unconsolidated joint venture	161,846	—	—
Capital expenditures	(48,980)	(42,146)	(26,117)
Proceeds from sale of real estate	78,654	7,351	—
Other	200	—	—
Net cash used in investing activities	(258,867)	(640,742)	(191,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	11,790	(115,400)	35,969
Proceeds from mortgages and loans payable	622,500	855,000	255,000
Payments on mortgages and loans payable	(301,669)	(83,387)	(110,875)
Payments of deferred financing expenses	(7,655)	(14,892)	(3,115)
Distributions paid, net of DRIP	(80,728)	(74,198)	(64,269)
Distributions to noncontrolling interests	(28,650)	(7,025)	(1,724)
Repurchases of common stock	(53,153)	(46,539)	(20,301)
Redemption of noncontrolling interests	—	(4,179)	—
Net cash provided by financing activities	162,435	509,380	90,685
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	56,859	(22,501)	2,433
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	27,445	49,946	47,513
End of period	$84,304	$27,445	$49,946

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$16,791	$5,716	$8,224
Restricted cash	67,513	21,729	41,722
Cash, cash equivalents, and restricted cash at end of period	$84,304	$27,445	$49,946

	2018	2017	2016
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$67,556	$39,487	$29,709
Accrued capital expenditures	2,798	2,496	3,256
Change in distributions payable	5,146	39	185
Change in distributions payable - noncontrolling interests	11	2,100	158
Change in accrued share repurchase obligation	605	618	—
Distributions reinvested	44,071	49,126	58,872
Fair value of assumed debt from individual real estate acquisitions	11,877	30,831	33,326
Debt contributed to joint venture	175,000	—	—
Property contributed to joint venture, net	273,790	—	—
Liabilities assumed and equity issued from the acquisition of REIT II and PELP:
Fair value of assumed debt	464,462	504,740	—
Fair value of equity issued	1,054,745	401,630	—

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
We invest primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to (i) Phillips Edison Grocery Center REIT III, Inc. (“PECO III”), a non-traded publicly registered REIT; (ii) three institutional joint ventures, and (iii) one private fund (collectively, the “Managed Funds”).
On November 16, 2018, we completed a merger (the “Merger”) with Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), a public non-traded REIT that was advised and managed by us, in a 100% stock-for-stock transaction valued at approximately $1.9 billion. We issued 2.04 shares of our common stock in exchange for each issued and outstanding share of REIT II common stock. For a more detailed discussion, see Note 3.
On November 9, 2018, through our direct or indirect subsidiaries, we entered into a joint venture with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) and we contributed or sold 17 grocery-anchored shopping centers with a fair value of approximately $359 million at formation to the new joint venture, Grocery Retail Partners I LLC (“GRP I” or the “GRP I joint venture”), in exchange for a 15% ownership interest in GRP I. Northwestern Mutual acquired an 85% ownership interest in GRP I by contributing cash of $167.1 million. As a part of the contribution or sale of the properties to GRP I joint venture, GRP I distributed or paid cash of $161.8 million to us as well as assuming an existing mortgage loan with a book value of $175 million. For a more detailed discussion, see Note 6.
On October 4, 2017, we completed a transaction valued at approximately $1 billion to acquire certain real estate assets and the third-party investment management business of Phillips Edison Limited Partnership (“PELP”) in exchange for stock and cash (the “PELP transaction”). See Note 4 for more detail.
As of December 31, 2018, we wholly-owned fee simple interests in 303 real estate properties. In addition, we owned a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture that owned 13 properties, and we owned a 15% interest in GRP I, which owned 17 properties, as of December 31, 2018.

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
Additionally, an Internal Revenue Code (“IRC”) Section 1031 like-kind exchange (“1031 exchange”) entails selling one property and reinvesting the proceeds in one or more properties that are similar in nature, character, or class within 180 days. A reverse 1031 exchange occurs when one or more properties is purchased prior to selling one property to be matched in the like-kind exchange, during which time legal title to the purchased property is held by an intermediary. Because we retain essentially all of the legal and economic benefits and obligations related to the acquisition, we consider the purchased property to be a VIE and therefore we will consolidate the entity as the primary beneficiary.
Noncontrolling Interests—Noncontrolling interests represent the portion of equity that we do not own in the entities we consolidate. We classify noncontrolling interests within permanent equity on our consolidated balance sheets. The amounts of consolidated net earnings attributable to us and to the noncontrolling interests are presented separately on our consolidated statements of operations and comprehensive income (loss), also referred to herein as our “consolidated statements of operations”. For additional information regarding noncontrolling interests, refer to Note 13.
Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts and money market funds. The cash and cash equivalent balances at one or more of our financial institutions exceed the Federal Depository Insurance Corporation coverage.
Restricted Cash—Restricted cash primarily consists of cash restricted for the purpose of facilitating a 1031 exchange, escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements. As of December 31, 2018, we had four properties sold as part of facilitating a 1031 exchange. The net proceeds of these sales held as restricted cash with a qualified intermediary totaled $44.3 million.
Investment in Property and Lease Intangibles—Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017, and applied it prospectively. Under this guidance, most of our real estate acquisition activity is no longer considered a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations prior to adoption are now capitalized and will be amortized over the life of the related assets, and there is no recognition of goodwill. Excluding the PELP transaction, none of our real estate acquisitions in 2018 and 2017 met the definition of a business; therefore, we accounted for all as asset acquisitions.
Real estate assets are stated at cost less accumulated depreciation. The majority of acquisition-related costs are capitalized and allocated to the various classes of assets acquired. These costs are then depreciated over the estimated useful lives associated with the assets acquired. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally not to exceed 5-7 years for furniture, fixtures and equipment, 15 years for land improvements and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.
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
We estimate the fair value of assumed loans payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed loans payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the loan’s outstanding principal balance is amortized over the life of the loan as an adjustment to interest expense. Our accumulated amortization of below-market debt was $3.8 million and $3.7 million as of December 31, 2018 and 2017, respectively.
Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If deemed unrecoverable on an undiscounted basis, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. For additional information regarding real estate asset impairments, refer to Note 18.
Goodwill and Other Intangibles—In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arises. We evaluate goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Our annual testing date is November 30.
We adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, as of January 1, 2018. Therefore, when we perform a quantitative test of goodwill for impairment, we compare the carrying value of net assets to the fair value of the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis would be required. If the fair value is determined to be less than its carrying value, the amount of goodwill impairment equals the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
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
Estimates of fair value used in our evaluation of goodwill and intangible assets are based upon discounted future cash flow projections, relevant competitor multiples, or other acceptable valuation techniques. These techniques are based, in turn, upon all available evidence including level three inputs (see fair value measurement policy below), such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our analysis, we concluded that goodwill was not impaired for the years ended December 31, 2018 and 2017.
Held for Sale Assets—We consider assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. For additional information regarding assets held for sale, refer to Note 5.
Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing expenses related to our term loan facilities and mortgages are in Debt Obligations, Net, while deferred financing expenses related to our revolving credit facility are in Other Assets, Net, on our consolidated balance sheets. The accumulated amortization of deferred financing expenses in Debt Obligations, Net was $8.3 million and $5.4 million as of December 31, 2018 and 2017, respectively.
Fair Value Measurement—Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received at sale for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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
Investment in Unconsolidated Joint Ventures—We account for our investments in unconsolidated joint ventures using the equity method of accounting as we exercise significant influence over, but do not control, these entities. These investments were initially recorded at cost and are subsequently adjusted for contributions made to and distributions received from the joint ventures. Earnings or loss from our investments are recognized in accordance with the terms of the applicable joint venture agreements, generally through a pro rata allocation. Under a pro rata allocation, net income or loss is allocated between the partners in the joint ventures based on their respective stated ownership percentages.
To recognize the character of distributions from our unconsolidated joint ventures, we review the nature of cash distributions received for purposes of determining whether such distributions should be classified as either a return on investment, which would be included in operating activities, or a return of investment, which would be included in investing activities on the consolidated statements of cash flows.

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of our investments in our unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.
Management’s estimates of fair value are based upon a discounted cash flow model for each specific investment that includes all estimated cash inflows and outflows over a specified holding period. Where applicable, any estimated debt premiums, capitalization rates, discount rates and credit spreads used in these models are based upon rates we believe to be within a reasonable range of current market rates. For additional information regarding our unconsolidated joint ventures, refer to Note 6.
Revenue Recognition—The majority of our revenue is lease revenue derived from our real estate assets. We record these amounts as Rental Income and Tenant Recovery Income on the consolidated statements of operations. These revenue amounts are accounted for under ASC Topic 840, Leases.
We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space, and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.
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
Reimbursements from tenants for recoverable real estate taxes and operating expenses are accrued as revenue in the period in which the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements.
We periodically review the collectability of outstanding receivables. Allowances will be recorded for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. As of December 31, 2018 and 2017, the bad debt reserve for uncollectible amounts was $6.0 million and $3.3 million, respectively.
We record lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered tenant-specific intangibles and other assets.
In addition to our lease-related revenue, we also earn fee revenues by providing services to the Managed Funds. These fees are accounted for within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), and are recorded as Fees and Management Income on the consolidated statements of operations. We began accounting for our non-lease revenue under ASC 606 upon our adoption of ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), effective January 1, 2018, using the modified retrospective approach. Our adoption of ASU 2014-09 did not result in any retrospective adjustments to prior periods as our previous revenue recognition policies aligned with the updated guidance.
We provide services to the Managed Funds, all of which are considered related parties. These services primarily include asset acquisition and disposition services, asset management, operating and leasing of properties, construction management, and other general and administrative responsibilities. These services are currently provided under various combinations of advisory agreements, property management agreements, and other service agreements (the “Management Agreements”).
The wide variety of duties within the Management Agreements makes determining the performance obligations within the contracts a matter of judgment. We have concluded that each of the separately disclosed fee types in the below table represents a separate performance obligation within the Management Agreements. The table below shows the most significant of these fee types in the Management Agreements:

Fee	Performance Obligation Satisfied	Timing of Payment	Description
Asset Management	Over time	Monthly, in cash and/or ownership units	Because each increment of service is distinct, although substantially the same, revenue is recognized at the end of each reporting period based upon asset base and the applicable rate.
Property Management	Over time	In cash, monthly	Because each increment of service is distinct, although substantially the same, revenue is recognized at the end of each month based on a percentage of the properties’ cash receipts.
Leasing Commissions	Point in time (upon close of a transaction)	In cash, upon completion	Revenue is recognized in an amount equal to the fees charged by unaffiliated persons rendering comparable services in the same geographic location.
Construction Management	Point in time (upon close of a transaction)	In cash, upon completion	Revenue is recognized in an amount equal to the fees charged by unaffiliated persons rendering comparable services in the same geographic location.
Acquisition	Point in time (upon close of a transaction)	In cash, upon close of the transaction	Revenue is recognized based on a percentage of the purchase price of the property acquired.
Disposition	Point in time (upon close of a transaction)	In cash, upon close of the transaction	Revenue is recognized based on a percentage of the disposition price of the property sold.
Due to the nature of the services being provided under our Management Agreements, each performance obligation has a variable component. Therefore, when we determine the transaction price for the contracts, we are required to constrain our estimate to an amount that is not probable of significant revenue reversal. For most of these fee types, such as acquisition fees and leasing commissions, compensation only occurs if a transaction takes place and the amount of compensation is dependent upon the terms of the transaction. For our property and asset management fees, due to the large number and broad range of possible consideration amounts, we determined that we are unable to estimate our revenue until receipt at the end of each month.
In addition to the fees listed above, certain of our Management Agreements include the potential for additional revenues if certain market conditions are in place or certain events take place. We have not recognized revenue related to these fees, nor will we until it is no longer highly probable that there would be a material reversal of revenue.
Additionally, effective January 1, 2018, we adopted the guidance of ASC Topic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to non-customers of non-financial assets, or in substance, nonfinancial assets that do not meet the definition of a business. Generally, our sales of real estate would be considered a sale of a non-financial asset as defined by ASC 610-20. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would de-recognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. Further, we may defer a tax gain through a 1031 exchange by purchasing another property within a specified time period. For additional information regarding gain on sale of assets, refer to Note 5.
Share-Based Compensation—We account for equity awards in accordance with ASC Topic 718, Compensation—Stock Compensation, which requires that all share based payments to employees and non-employee directors be recognized in the consolidated statements of operations over the requisite service period based on their fair value. Fair value at issuance is determined using the grant date published price of the our stock. For those share-based awards that are settled in cash and recorded as a liability, the fair value and associated expense is adjusted when the published price of our stock changes. Share-based compensation expense for all awards is included in General and Administrative expenses in the our consolidated statements of operations. For more information about our stock based compensation program, see Note 14.

Repurchase of Common Stock—We offer a share repurchase program (“SRP”) which may allow stockholders who participate to have their shares repurchased subject to approval and certain limitations and restrictions. Under our SRP, the maximum amount of common stock that we may redeem during any calendar year is limited, among other things, to 5% of the weighted-average number of shares outstanding during the prior calendar year. The maximum amount is reduced each reporting period by the current year share redemptions to date. In addition, the cash available for repurchases on any particular date, of which the company may use all or a portion, is generally limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the start of the same time period. The availability of DRIP proceeds is not a minimum repurchase requirement and we may use all or no portion. The Board of Directors (“Board”) reserves the right at any time to reject any request for repurchase or to further limit the amount repurchased below the DRIP threshold. Shares repurchased pursuant to our SRP are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders’ equity. Our accounting policy related to share repurchases is to reduce common stock based on the par value of the shares and to reduce capital surplus for the excess of the repurchase price over the par value. Since the inception of the SRP in August 2010, we have had an accumulated deficit balance; therefore, the excess over the par value has been applied to additional paid-in capital. Once we have retained earnings, the excess will be charged entirely to retained earnings.

Segments—As of December 31, 2017, we determined we had two reportable segments: Owned Real Estate and Investment Management. However, based upon the changes in our operations as a result of the Merger, we have determined we have a single reportable segment as of December 31, 2018.
Income Taxes—We have elected to be taxed as a REIT under the IRC. To qualify as a REIT, we must meet a number of organization and operational requirements, including a requirement to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. We intend to continue to adhere to these requirements and to maintain our REIT status. As a REIT, we are entitled to a deduction for some or all of the distributions we pay to our stockholders. Accordingly, we are generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth subsequent taxable year.
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as a Taxable REIT Subsidiary (“TRS”) and are subject to U.S. federal, state and local income taxes at regular corporate tax rates. We did not record any tax expense in prior years as 2017 was the first year of existence for the TRS. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions. For more information regarding our income taxes, see Note 11.
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
We did not record any cumulative adjustment in connection with the adoption of the new pronouncement as we did not have any outstanding transactions to which this new guidance applies. This guidance did, however, subsequently impact our accounting for the contribution or sale of real estate properties to GRP I in November 2018.

ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350)
This update amends existing guidance in order to simplify impairment testing for goodwill. It is effective for annual reporting periods beginning after January 1, 2021, but early adoption is permitted.
		January 1, 2018	We elected to early adopt this standard and we applied it for our annual impairment test.
ASU 2016-15, Statement of Cash Flows (Topic 230) ASU 2016-18, Statement of Cash Flows (Topic 230)
These updates address the presentation of eight specific cash receipts and cash payments on the statement of cash flows, as well as clarify the classification and presentation of restricted cash on the statement of cash flows.
January 1, 2018
We adopted these ASUs by applying a retrospective transition method which requires a restatement of our consolidated statements of cash flows for all periods presented. With regards to our distributions received from equity-method joint ventures, we have elected the cumulative earnings approach, which did not result in any change to our consolidated financial statements.

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
January 1, 2018
Our revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the adoption of this standard did not have a material impact on our rental or tenant recovery revenue. However, the standard does apply to a majority of our fees and management income. We have evaluated the impact of this standard to fees and management income; it did not have a material impact on our revenue recognition, but we provided additional disclosures around fees and management revenue. We adopted this guidance on a modified retrospective basis.

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-02,
Leases (Topic 842):

ASU 2018-01,
Leases (Topic 842):
Land Easement Practical Expedient for Transition to Topic 842;

ASU 2018-10, Codification Improvements to
Topic 842, Leases;
and

ASU 2018-11,
Leases (Topic (842):
Targeted Improvements

ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

These updates amend existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The effective date for annual reporting begins after December 15, 2019, and the following year for interim reporting for nonpublic companies, but early adoption is permitted.

January 1, 2019
In addition to requiring new disclosures within the accompanying notes to the consolidated financial statements, we have identified areas within our accounting policies that will be impacted by the new standard.
This standard impacts the lessor’s ability to capitalize certain costs related to leasing, which will result in a reduction in the amount of execution costs currently being capitalized in connection with leasing activities and an increase to our Property Operating expenses. Specifically, we will not be able to capitalize certain internal costs to execute new leases at our properties. We capitalized $6.2 million and $1.6 million of internal costs for the years ended December 31, 2018 and 2017, respectively, some of which we will continue to capitalize in accordance with the standard. We did not have any internal leasing costs for the year ended December 31, 2016.

This standard also incorporates changes to the process used to determine classification of leases. We expect to adopt the practical expedients available for implementation under the standard. By adopting these practical expedients, we will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether the costs previously capitalized as initial direct costs would continue to be amortized. This allows us to continue to classify our existing leases in the manner in which we had previously determined prior to the adoption of the standard. This includes both leases in which we are the lessor as well as leases in which we are the lessee; we are currently party to fewer than 50 leases in which we are the lessee. We also expect to recognize right of use assets and lease liabilities on our consolidated balance sheets related to certain leases where we are the lessee. We currently estimate that these amounts will be less than 1.0% of our total assets on the consolidated balance sheets.

In addition to the aforementioned expedients, the standards also allow a practical expedient to account for non-lease components and related lease components as a single lease component instead of accounting for them separately, if certain conditions are met. We expect to utilize this practical expedient. In so doing, we will be required to apply a straight-line treatment to recognizing income from tenant reimbursements of operating costs to the extent that those tenant reimbursements are fixed with set increases. We do not expect this to have a material impact on our consolidated financial statements.

ASU 2016-13, Financial Instruments - Credit Leases
(Topic 326):
Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Financial Instruments - Credit Losses (Topic 326): Codification Improvements

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
ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting
The amendments in this update expand the scope of Topic 718: Compensation - Stock Compensation to include share-base payment transactions for acquiring goods and services from non-employees, except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). This update is effective for public business entities for fiscal years beginning after December 15, 2018. Early adoption is permitted.
		January 1, 2019	We currently believe that the adoption of this standard will not have a material impact on our consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820)
This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. It is effective for annual and interim reporting beginning after December 15, 2019, but early adoption is accepted.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

This update aligns the requirements for capitalizing implementation costs incurred in hosting arrangements that are service contracts with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element is not affected by this update. This update also requires the entity to present the expense related to the capitalized implementation costs in the same line item in the statements of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statements of cash flows in the same manner as payments made for fees associated with the hosting element. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, although early adoption is permitted.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
This update permits use of the OIS rate based on the SOFR as a US benchmark interest rate for hedge accounting purposes under Topic 815. The purpose of this is to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. For entities that have not already adopted Accounting Standards Update 2017-12 (ASU 2017-12), the amendments in this update are required to be adopted concurrently with the amendments in ASU 2017-12. For public business entities that have already adopted the amendments in ASU 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.
		January 1, 2019	We currently believe that the adoption of this standard will not have a material impact on our consolidated financial statements.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
This update amends two aspects of the related-party guidance in ASC Topic 810: (1) adds an elective private-company scope exception to the variable interest entity guidance for entities under common control, and (2) specifies that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For entities other than private companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. All entities are required to apply the amendments in this update retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2018-19, Financial Instruments - Credit Losses (Topic 326): Codification Improvements
This update clarifies that receivables arising from operating leases are not within the scope of ASC Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC Topic 842, Leases. For public business entities that file with SEC, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
Reclassifications—The following line items on our consolidated balance sheets for the years ended December 31, 2017 and 2016, were reclassified to conform to current year presentation:

•	Earn-out Liability was reclassified from Accounts Payable and Other Liabilities, and included as Earn-out Liability.

•	Deferred Income was reclassified from Accounts Payable and Other Liabilities, and included as Deferred Income.
The following line items on our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2017 and 2016, were reclassified to conform to current year presentation:

•	Unrealized (Loss) Gain on Derivatives and Reclassification of Derivative Loss to Interest Expense were reclassified to Change in Unrealized Gain (Loss) on Interest Rate Swaps.

•	Acquisition Expenses was reclassified to General and Administrative.

•	Gain on the Sale of Property, Net was reclassified from Other (Expense) Income, Net and presented as Gain on Sale or Contribution of Property, Net.
The following line items on our consolidated statements of cash flows for the years ended December 31, 2017 and 2016, were reclassified to conform to current year presentation:

•	Net Loss (Gain) on Write-off of Unamortized Capitalized Leasing Commissions, Market Debt Adjustments, and Deferred Financing Expenses were reclassified to Other.

3. MERGER WITH REIT II
On November 16, 2018, we completed the Merger pursuant to the Agreement and Plan of Merger, dated July 17, 2018. We acquired 86 properties as part of this transaction. Under the terms of the Merger, at the time of closing, the following consideration was given in exchange for REIT II common stock (in thousands):

Amount
Fair value of PECO common stock issued(1)	$1,054,745
Fair value of REIT II debt:
Corporate debt	719,181
Mortgages and notes payable	102,727
Derecognition of REIT II management contracts, net(2)	30,428
Transaction costs	11,587
Total consideration and debt activity	1,918,668
Less: debt assumed	464,462
Total consideration	$1,454,206

(1)	The total number of shares of common stock issued was 95.5 million.

(2)	Previously a component of Other Assets, Net.
To complete the Merger, we issued 2.04 shares of our common stock in exchange for each issued and outstanding share of REIT II common stock, which was equivalent to $22.54 based on our most recent estimated value per share (“EVPS”) of $11.05. The exchange ratio was based on a thorough review of the relative valuation of each entity, including factoring in our investment management business as well as each company’s transaction costs.
Upon completion of the Merger, our continuing stockholders owned approximately 71% of the issued and outstanding shares of the Company on a fully diluted basis (determined as if each Operating Partnership unit (“OP unit”) were exchanged for one share of our common stock) and former REIT II stockholders owned approximately 29% of the issued and outstanding shares of the Company on a fully diluted basis (determined as if each OP unit were exchanged for one share of our common stock).
Assets Acquired and Liabilities Assumed—After consideration of all applicable factors pursuant to the business combination accounting rules under ASC 805, Business Combinations (“ASC 805”), including the application of a screen test to evaluate if substantially all the fair value of the acquired properties is concentrated in a single asset or group of similar assets, we have concluded that the Merger qualifies as an asset acquisition.
Additionally, prior to the close of the Merger, all of REIT II’s real properties were managed and leased by us, under the terms of various management agreements. As we had contractual relationships with REIT II, we considered the provisions of ASC 805 regarding the settlement of pre-existing relationships. This guidance provides that a transaction that in effect settles pre-existing relationships between the acquirer and acquiree should be evaluated under the guidance set forth in ASC 805 for possible gain/loss recognition.
In applying the relevant guidance to the settlement of our contractual relationships with REIT II, we noted that the provisions of the various agreements provided both parties to each of the agreements with substantial termination rights. The agreements permitted either party to terminate without cause or penalty upon prior written notice within a specified number of days’ notice. Therefore, we determined that the termination of the agreements did not result in a settlement gain or loss under the relevant guidance, and thus no gain or loss was recorded in the consolidated financial statements.
Prior to the consummation of the Merger, we did, however, have an existing intangible asset related to our acquisition of certain management contracts between PELP and REIT II during the PELP transaction. Because this relationship was internalized as part of the Merger, we derecognized the carrying value of these intangible assets upon completion of the Merger and have included the derecognized contract value of $30.4 million in our calculation of total consideration in the table above.
As of December 31, 2018, we have capitalized approximately $11.6 million in costs related to the Merger. The following table summarizes the final purchase price allocation based on a valuation report prepared by a third-party valuation specialist that was subject to management’s review and approval (in thousands):

Amount
Assets:
Land and improvements	$561,100
Building and improvements	1,198,884
Intangible lease assets	197,384
Fair value of unconsolidated joint venture	16,470
Cash and cash equivalents	354
Restricted cash	5,159
Accounts receivable and other assets	33,045
Total assets acquired	2,012,396
Liabilities:
Debt assumed	464,462
Intangible lease liabilities	60,421
Accounts payable and other liabilities	33,307
Total liabilities assumed	558,190
Net assets acquired	$1,454,206
The allocation of the purchase price is based on management’s assessment, which requires a significant amount of judgment and represents management’s best estimate of the fair value as of the acquisition date.
Intangible Assets and Liabilities—The fair value and weighted-average amortization periods for the intangible assets and liabilities acquired in the Merger are as follows (dollars in thousands, useful life in years):

	Fair Value	Weighted-Average Useful Life
In-place leases	$181,916	13
Above-market leases	15,468	7
Below-market leases	(60,421)	17

4. PELP ACQUISITION
On October 4, 2017, we completed the PELP transaction. The PELP transaction was approved by the independent special committee of our Board, which had retained independent financial and legal advisors. It was also approved by our stockholders, as well as PELP’s partners. Under the terms of this transaction, at the time of purchase, the following consideration was given in exchange for the contribution of PELP’s ownership interests in 76 shopping centers, its third-party investment management business, and its captive insurance company (in thousands):

Amount
Fair value of OP units issued	$401,630
Debt assumed:
Corporate debt	432,091
Mortgages and notes payable	72,649
Cash payments	30,420
Fair value of earn-out	38,000
Total consideration	974,790
PELP debt repaid by the Company on the transaction date	(432,091)
Net consideration	$542,699
We issued 39.4 million OP units with an estimated fair value per unit of $10.20 at the time of the transaction. Certain of our executive officers who received OP units as part of the PELP transaction entered into an agreement which provides that they will not transfer their OP Units for either two or three years following the closing. The remaining holders of the OP units are subject to the terms of exchange for shares of common stock outlined in the Fourth Amended and Restated Agreement of Limited Partnership, which is further described in Note 13.
The terms of the transaction also include an earn-out structure with an opportunity for up to an additional 12.5 million OP units to be issued if certain milestones are achieved. The milestones are related to a liquidity event for our stockholders and fundraising targets in Phillips Edison Grocery Center REIT III, Inc. (“PECO III”), of which PELP was a co-sponsor. The estimated fair value of this earn-out was recorded as $38 million as of the transaction date and is presented in Accounts Payable and Other Liabilities on the consolidated balance sheets. We will estimate the fair value of this earn-out liability at each reporting date during the contingency period and record any changes to our consolidated statement of operations. As of December 31, 2018, the fair value of the earn-out liability was $39.5 million.
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
Assets Acquired and Liabilities Assumed—After consideration of all applicable factors pursuant to the business combination accounting rules under ASC 805, we have concluded that the PELP transaction qualifies as a business combination under GAAP.
Additionally, prior to the close of the PELP transaction, all of PELP’s real properties were managed and leased by us, under the terms of various management agreements. As we had contractual relationships with PELP, we considered the provisions of ASC 805 regarding the settlement of pre-existing relationships. This guidance provides that a transaction that in effect settles pre-existing relationships between the acquirer and acquiree should be evaluated under the guidance set forth in ASC 805 for possible gain/loss recognition.
In applying the relevant guidance to the settlement of our contractual relationships with PELP, we noted that the provisions of the various agreements provided both parties to each of the agreements with substantial termination rights. The agreements permitted either party to terminate without cause or penalty upon prior written notice within a specified number of days’ notice. Therefore, we determined that the termination of the agreements did not result in a settlement gain or loss under the relevant guidance, and thus no gain or loss was recorded in the consolidated financial statements.

The following table summarizes the final purchase price allocation based on a valuation report prepared by a third-party valuation specialist that was subject to management’s review and approval (in thousands):

Amount
Assets:
Land and improvements	$269,140
Building and improvements	574,154
Intangible lease assets	93,506
Cash and cash equivalents	5,930
Accounts receivable and other assets	42,426
Management contracts	58,000
Goodwill	29,085
Total assets acquired	1,072,241
Liabilities:
Accounts payable and other liabilities	48,342
Acquired below-market leases	49,109
Total liabilities assumed	97,451
Net assets acquired	$974,790
The allocation of the purchase price is based on management’s assessment, which requires a significant amount of judgment and represents management’s best estimate of the fair value as of the acquisition date. We had an immaterial decrease in goodwill during the year ended December 31, 2018, as the result of a measurement period adjustment.
Intangible Assets and Liabilities—The fair value and weighted-average amortization periods for the intangible assets and liabilities acquired in the PELP transaction are as follows (dollars in thousands, useful life in years):

	Fair Value	Weighted-Average Useful Life
Management contracts(1)	$58,000	5
In-place leases	83,305	9
Above-market leases	10,201	7
Below-market leases	(49,109)	13

(1)
In connection with the Merger, we derecognized management contracts associated with REIT II in the amount of $39.3 million. We also derecognized the associated accumulated amortization of $8.9 million, resulting in a net derecognition of $30.4 million.

Goodwill—In connection with the PELP transaction, we recorded goodwill of $29.1 million as a result of the consideration exceeding the fair value of the net assets acquired. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. This goodwill is not deductible for tax purposes. The goodwill recorded represents our management structure and its ability to generate additional opportunities for revenue and raise additional funds.
Results of Operations—The consolidated net assets and results of operations of PELP’s contributions are included in the consolidated financial statements from the transaction date going forward and resulted in the following impact to our consolidated statements of operations (in thousands):

	2018	2017
Revenues	$85,168	$21,202
Net (loss) income	(37,895)	1,297
Acquisition Costs—We incurred approximately $17.0 million of costs related to the PELP transaction, $15.7 million of which was incurred during 2017, and are recorded as Transaction Expenses on the consolidated statements of operations. We also incurred $1.3 million of costs related to the PELP transaction during 2016, which are recorded in General and Administrative on the consolidated statements of operations.

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

5. REAL ESTATE ACQUISITIONS AND DISPOSITIONS
Acquisitions—During the year ended December 31, 2018, we acquired 91 grocery-anchored shopping centers, including 86 shopping centers through the Merger (see Note 3 for more detail) and five grocery-anchored shopping centers outside of the Merger. We also acquired two land parcels adjacent to properties we currently own for approximately $1.0 million during the year ended December 31, 2018. During the year ended December 31, 2017, we acquired 84 shopping centers, including 76 shopping centers through the PELP transaction (see Note 4 for more detail) and eight grocery-anchored shopping centers outside of the PELP transaction. All of the 2018 and 2017 acquisitions, excluding those acquired in the PELP transaction in 2017, were classified as asset acquisitions. As such, most acquisition-related costs were capitalized and have been included in the total purchase prices shown below.
The following table summarizes our real estate assets acquired during the year ended December 31, 2018 (excluding properties related to the Merger; dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price		Leased % of Rentable Square Feet at Acquisition
Shoppes of Lake Village	Leesburg, FL	Publix	2/26/2018	$8,423		71.3%
Sierra Vista Plaza	Murrieta, CA	Stater Brothers(1)	9/28/2018	22,151		81.0%
Wheat Ridge Marketplace	Wheat Ridge, CO	Safeway	10/3/2018	18,684	(2)	90.1%
Atlantic Plaza	North Reading, MA	Stop & Shop	11/9/2018	27,250		95.9%
Cinco Ranch at Market Center	Katy, TX	Target(1)	12/12/2018	21,359		96.0%

(1)	Stater Brothers and Target are in a portion of the shopping centers that we do not own.

(2)	The purchase price includes the fair value of debt assumed as part of the acquisition.
During the year ended December 31, 2017, we acquired the following real estate assets (excluding properties related to the PELP transaction; dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price		Leased % of Rentable Square Feet at Acquisition
Atwater Marketplace	Atwater, CA	Save Mart	2/10/2017	$15,047		94.6%
Rocky Ridge Station	Roseville, CA	Sprouts	4/18/2017	37,269	(1)	96.3%
Greentree Station	Racine, WI	Pick ‘n Save	5/5/2017	12,330		90.3%
Titusville Station	Titusville, FL	Publix	6/15/2017	13,830		71.7%
Sierra Station	Corona, CA	Ralph’s	6/20/2017	29,175	(1)	94.0%
Hoffman Village Station	Hoffman Estates, IL	Mariano’s	9/5/2017	34,923		93.1%
Winter Springs(2)	Winter Springs, FL	Publix	10/20/2017	24,976		91.9%
Flynn Crossing(2)	Alpharetta, GA	Publix	10/26/2017	23,806		96.4%

(1)	The purchase price includes the fair value of debt assumed as part of the acquisition.

(2)	These properties were contributed or sold to the GRP I joint venture in November 2018.

The fair value at acquisition and weighted-average useful life for in-place, above-market, and below-market lease intangibles acquired as part of the transactions above during the years ended December 31, 2018 and 2017, are as follows (dollars in thousands, weighted-average useful life in years):

	2018		2017
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
In-place leases	$9,239	8	$17,740	13
Above-market leases	1,045	9	1,314	6
Below-market leases	(2,736)	15	(5,736)	18
Dispositions—The following table summarizes our real estate disposition activity, excluding properties contributed or sold to GRP I, for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Number of properties sold	8	1
Gross proceeds on sale of properties	$82,145	$6,486
Gain on sale of properties, net	16,757	1,760
Property Held for Sale—As of December 31, 2018, two properties were classified as held for sale, as they were under contract to sell, with no substantive contingencies, and the prospective buyers had significant funds at risk. Both properties were disposed of subsequent to December 31, 2018. A summary of assets and liabilities for the properties held for sale as of December 31, 2018, is below (in thousands):

2018
ASSETS
Total investment in real estate assets, net	$16,889
Other assets, net	475
Total assets	$17,364
LIABILITIES
Below-market lease liabilities, net	$208
Accounts payable and other liabilities	388
Total liabilities	$596

6. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Grocery Retail Partners I—On November 9, 2018, through our direct and indirect subsidiaries, we entered into a joint venture with Northwestern Mutual, pursuant to which we contributed 14 and sold 3 grocery-anchored shopping centers with a fair value of approximately $359 million to the new joint venture, GRP I, in exchange for a 15% ownership interest in GRP I. Northwestern Mutual acquired an 85% ownership interest in GRP I by contributing cash of $167.1 million. As a part of the transaction, GRP I distributed or paid cash of $161.8 million to us as well as assumed an existing portfolio mortgage loan of $175 million with a fair value of $165.0 million to which we are the non-recourse carveout guarantor and environmental indemnitor (see Note 16 for more detail). We recognized a gain of $92.5 million on the transaction which is recorded as Gain on Sale or Contribution of Property, Net on the statement of operations.
Necessity Retail Partners—In connection with the Merger, we assumed a 20% equity interest in NRP. NRP was initially formed in March 2016 between REIT II and an affiliate of TPG Real Estate and is set to expire seven years after the date of the joint venture contribution agreement (the “NRP Joint Venture Agreement”) unless otherwise extended by the members. The NRP Joint Venture Agreement requires a contribution of up to $50 million to the joint venture. Of the maximum $50 million contribution, approximately $17.5 million was previously contributed by REIT II prior to the Merger.
Our investment in NRP differs from our proportionate share of the entities' underlying net assets due to basis differences of $6.2 million arising from the Merger and recording the investment at fair value. These amounts are amortized starting at the date of the Merger and recorded as an offset to earnings from the joint venture in Other (Expense) Income, Net on our consolidated statements of operations. The remaining unamortized balance as of December 31, 2018 was $6.0 million.

The following table summarizes the activity related to our unconsolidated joint ventures as of December 31, 2018 (dollars in thousands):

	December 31, 2018
	GRP I	NRP
Ownership percentage	15%	20%
Number of shopping centers	17	13
Investment balance	$29,453	$16,198
Distributions after formation or assumption	—	200
Loss from unconsolidated joint ventures, net	35	250

7. INTANGIBLE ASSETS AND LIABILITIES
Intangible Assets and Liabilities—Intangible assets and liabilities consisted of the following as of December 31, 2018 and 2017, excluding amounts related to intangible assets and liabilities classified as held for sale (in thousands):

	2018		2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Management contracts	$18,739	$(4,685)	$58,000	$(2,900)
In-place leases	464,721	(142,525)	313,432	(123,314)
Above-market leases	67,140	(28,979)	53,524	(24,631)
Below-market lease liabilities	(164,839)	33,280	(118,012)	27,388
Summarized below is the amortization recorded on the intangible assets and liabilities for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	2018	2017	2016
Management contracts	$10,618	$2,900	$—
In-place leases	37,101	30,966	28,812
Above-market leases	6,112	5,188	5,228
Below-market lease liabilities	(10,061)	(7,133)	(6,436)
Estimated future amortization of the respective intangible assets and liabilities as of December 31, 2018, excluding estimated amounts related to intangible assets and liabilities classified as held for sale, for each of the next five years is as follow (in thousands):

	Management Contracts	In-Place Leases	Above-Market Leases	Below-Market Leases
2019	$3,748	$43,286	$7,515	$(11,959)
2020	3,748	38,104	7,039	(11,415)
2021	3,748	34,129	6,205	(10,652)
2022	2,810	31,012	5,189	(9,951)
2023	—	26,752	4,366	(9,133)
Goodwill—In connection with the PELP transaction, we recorded goodwill of approximately $29.1 million. During the year ended December 31, 2018, we did not record any impairments to goodwill. For more information regarding goodwill from the PELP transaction, see Note 4.

8. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of December 31, 2018 and 2017, excluding amounts related to assets classified as held for sale (in thousands):

	2018	2017
Other assets, net:
Deferred leasing commissions and costs	$32,957	$29,055
Deferred financing expenses	13,971	13,971
Office equipment, including capital lease assets, and other	14,315	10,308
Total depreciable and amortizable assets	61,243	53,334
Accumulated depreciation and amortization	(24,382)	(17,121)
Net depreciable and amortizable assets	36,861	36,213
Accounts receivable, net	56,104	41,211
Deferred rent receivable, net	21,261	18,201
Derivative asset	29,708	16,496
Investment in affiliates	700	902
Other	8,442	5,425
Total other assets, net	$153,076	$118,448

9. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, on our debt obligations as of December 31, 2018 and 2017 (in thousands):

	Interest Rate(1)	2018	2017
Revolving credit facility	3.86%	$73,359	$61,569
Term loans	2.06%-4.59%	1,858,410	1,140,000
Secured loan facilities	3.52%	195,000	370,000
Mortgages and other	3.45%-7.91%	334,669	246,217
Assumed market debt adjustments, net		(4,571)	5,254
Deferred financing expenses, net		(18,041)	(16,042)
Total		$2,438,826	$1,806,998

(1)	Interest rates are as of December 31, 2018.
Revolving Credit Facility—We have a revolving credit facility of $500 million with availability of $426.2 million, which is net of current issued letters of credit, as of December 31, 2018. The revolving credit facility has an interest rate of LIBOR plus a spread of 1.4%. The maturity date is October 2021, with additional options to extend the maturity to October 2022. The gross borrowings under our revolving credit facility were $475.4 million, $437.0 million, and $590.8 million during the years ended December 31, 2018, 2017, and 2016, respectively. The gross payments were $463.6 million, $552.4 million, and $554.8 million during the years ended December 31, 2018, 2017, and 2016, respectively.
Term Loans—We have eight unsecured term loans with maturities ranging from 2020 to 2025. Our term loans have interest rates of LIBOR plus interest rate spreads based on our leverage ratios. With the exception of $245.5 million, all of these rates have been fixed through the use of interest rate swaps.
Of the eight term loans, we assumed three as part of the Merger with a fair value of $361.7 million. Additionally, at the closing of the Merger, we established two term loans for $300 million and $100 million maturing in November 2023 and May 2024, respectively. We also exercised an accordion feature on an existing term loan maturing in May 2025, adding $157.5 million in new debt, with an additional $60 million available.
As of December 31, 2018 and 2017 the weighted-average interest rate on our term loans was 3.5% and 3.0%, respectively.
Secured Debt—Our secured debt includes a facility secured by 14 properties, mortgage loans secured by individual properties, and capital leases. At the closing of the Merger, we assumed $102.3 million in mortgage loans. We contributed $175 million of our secured debt to GRP I in November 2018. In connection with the debt contributed to GRP I, we wrote-off deferred financing expenses of $2.1 million. The interest rates on our secured debt are fixed. As of December 31, 2018 and 2017 our weighted average interest rate for our secured debt was 4.4% and 4.1%, respectively.

As of December 31, 2018 and 2017, the weighted-average interest rate for our debt obligations was 3.5% and 3.4%, respectively.
The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, as of December 31, 2018 and 2017, is summarized below (in thousands):

	2018	2017
As to interest rate:(1)
Fixed-rate debt	$2,216,669	$1,608,217
Variable-rate debt	244,769	209,569
Total	$2,461,438	$1,817,786
As to collateralization:
Unsecured debt	$1,931,769	$1,202,476
Secured debt	529,669	615,310
Total	$2,461,438	$1,817,786

(1)	Includes the effects of derivative financial instruments (see Notes 10 and 18).
Below is our maturity schedule with the respective principal payment obligations, excluding market debt adjustments and deferred financing expenses (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Revolving credit facility	$—	$—	$73,359	$—	$—	$—	$73,359
Term loans	—	170,910	125,000	375,000	300,000	887,500	1,858,410
Secured debt	9,523	9,999	87,688	61,903	79,570	280,986	529,669
Total	$9,523	$180,909	$286,047	$436,903	$379,570	$1,168,486	$2,461,438

10. DERIVATIVES AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives—We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding, and through the use of derivative financial instruments. Specifically, we enter into interest rate swaps to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.
Cash Flow Hedges of Interest Rate Risk—Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $6.2 million will be reclassified from Other Comprehensive Income (Loss) as a decrease to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of December 31, 2018 and 2017 (notional amounts in thousands):

	2018	2017
Count	12	6
Notional amount	$1,687,000	$992,000
Fixed LIBOR	0.7% - 2.9%	1.2% - 2.2%
Maturity date	2019 - 2025	2019 - 2024
We assumed five hedges with a notional amount of $570 million as a part of the Merger, and also entered into one new hedge in November 2018 with a notional amount of $125 million. The fair value of the five hedges assumed was $14.7 million and is amortized over the remaining lives and recorded in interest expense, net.

The table below details the nature of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	2018	2017	2016
Amount of (loss) gain recognized in OCI on derivatives	$(895)	$2,770	$6,979
Amount of (gain) loss reclassified from AOCI into interest expense	(3,261)	1,810	3,586
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of December 31, 2018, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $3.6 million. As of December 31, 2018, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $3.6 million.

11. INCOME TAXES
We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organization and operational requirements, including a requirement to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. We intend to continue to adhere to these requirements and to maintain our REIT status. As a REIT, we are entitled to a deduction for some or all of the distributions we pay to our stockholders. Accordingly, we are generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth subsequent taxable year following the year of disqualification.
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of certain wholly owned subsidiaries that have jointly elected to be treated as a TRS and are subject to U.S. federal, state and local incomes taxes at regular corporate tax rates. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions.
Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which these temporary differences are expected to reverse. Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, the magnitude and timing of future projected taxable income and tax planning strategies. We believe, based on available evidence, it is not more likely than not that our net deferred tax assets will be realized in future periods and, therefore, have recorded a valuation allowance equal to the net deferred tax asset balance.
The following is a summary of our deferred tax assets and liabilities as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Deferred tax assets:
Accrued compensation	$5,338	$4,264
Accrued expenses	210	12
Net operating loss (“NOL”) carryforward	1,239	667
Other	566	106
Gross deferred tax assets	7,353	5,049
Less: valuation allowance	(3,822)	(3,277)
Total deferred tax asset	3,531	1,772
Deferred tax liabilities:
Depreciation and amortization	(3,292)	(1,638)
Prepaid expenses	(239)	(134)
Total deferred tax liabilities	(3,531)	(1,772)
Net deferred tax asset	$—	$—
Our deferred tax assets and liabilities result from the activities of the TRS. The TRS have a federal net operating loss carryforward of $5.4 million. Of this amount, $4.8 million was generated in 2017 and will expire in 2037 if the net operating loss is not utilized. The net operating loss of $0.6 million generated in 2018 can be carried forward indefinitely. As of December 31, 2018, the TRS have state net operating loss carryforwards of $2.2 million, which will expire as determined under each state's statute.

Differences between the net income presented on the consolidated statements of operations and taxable income primarily related to the timing of the recognition of gain or loss on the sale of investment properties for financial reporting purposes and tax reporting and the differences in recognition of revenues and expenses for both financial reporting and tax reporting.
The following table reconciles Net Income (Loss) Attributable to Stockholders to REIT taxable income before the dividends paid deduction for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net income (loss) attributable to stockholders	$39,138	$(38,391)	$8,932
Net (income) loss from TRS	(1,171)	4,248	—
Net income (loss) attributable to REIT operations	37,967	(34,143)	8,932
Book/tax differences	33,858	72,824	24,771
REIT taxable income subject to 90% dividend requirement	$71,825	$38,681	$33,703
The Company's distributions to its stockholders for the years ended December 31, 2018, 2017 and 2016, respectively, have exceeded 100% of the REIT taxable income.
The tax composition of our distributions declared for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Common stock
Ordinary dividends	27.7%	28.6%
Non-dividend distributions	45.5%	70.9%
Capital gain distributions	26.8%	0.5%
Total distributions per share	100.0%	100.0%
Income tax benefits from uncertain tax positions are recognized in the financial statements only if we believe it is more likely than not that the uncertain tax position will be sustained based solely on the technical merits of the tax position and consideration of the relevant taxing authority's widely understood administrative practices and precedents. We do not believe that we have any uncertain tax positions at December 31, 2018 and 2017.
The statute of limitations for the federal income tax returns remain open for the 2015 through 2017 tax years. The statute of limitations for state income tax returns remain open in accordance with each state's statute.
Interest and penalties related to income taxes are immaterial to the consolidated financial statements. Our accounting policy is to classify interest and penalties as a component of income tax expense. No interest and penalties were accrued by the Company at December 31, 2018 and 2017.

12. COMMITMENTS AND CONTINGENCIES
Leases—Our leases primarily consist of short- and long-term operating leases for office space and equipment, as well as long-term ground leases at certain of our properties. Total rental expense for long-term operating leases was approximately $1.3 million for the year ended December 31, 2018. Minimum rental commitments under noncancelable operating leases as of December 31, 2018, were as follows (dollars in thousands):

Year	Amount
2019	$1,450
2020	969
2021	537
2022	510
2023	352
Thereafter	391
Total	$4,209
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
Environmental Matters—In connection with the ownership and operation of real estate, we may potentially be liable for costs and damages related to environmental matters. In addition, we may own or acquire certain properties that are subject to environmental remediation. Depending on the nature of the environmental matter, the seller of the property, a tenant of the property, and/or another third party may be responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify us against future remediation costs. We also carry environmental liability insurance on our properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable. We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our consolidated financial statements.
Captive Insurance—As part of the PELP transaction, we acquired a captive insurance company, Silver Rock Insurance, Inc. (“Silver Rock”), from PELP. Silver Rock provides general liability insurance, wind, reinsurance, and other coverage to us, PECO III, PELP, and certain related party joint ventures. We capitalize Silver Rock in accordance with applicable regulatory requirements.
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
As of December 31, 2018, we had three cash collateralized letters of credit outstanding totaling approximately $6.7 million to provide security for our obligations under our insurance and reinsurance contracts.
The following is a summary of the activities in the liability for unpaid losses, which is recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets, for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017(1)
Beginning balances	$4,883	$4,339
Incurred related to:
Current year	156	452
Prior years	948	898
Total incurred	1,104	1,350
Paid related to:
Current year	13	81
Prior years	516	725
Total paid	529	806
Liabilities for unpaid losses as of December 31	$5,458	$4,883
(1) Balance for 2017 began on October 4, 2017, the date of PELP transaction.

13. EQUITY
General— The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the Board. Our charter does not provide for cumulative voting in the election of directors.
On May 9, 2018, our Board increased the EVPS of our common stock to $11.05 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2018. We engaged a third-party valuation firm to provide a calculation of the range in EVPS of our common stock as of March 31, 2018, which reflected certain balance sheet assets and liabilities as of that date. Previously, on November 8, 2017, our Board increased the EVPS of our common stock to $11.00 from $10.20 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of October 5, 2017, the first full business day after the closing of the PELP transaction.
Shares of our common stock are issued under the DRIP and redeemed under the SRP, as discussed below, at the same price as the EVPS in effect at the time of issuance or redemption.
Dividend Reinvestment Plan—The DRIP allows stockholders to invest distributions in additional shares of our common stock, subject to certain limits. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our common stock at a price equal to our most recent estimated value per share. In connection with the Merger (see Note 3), the DRIP was temporarily suspended for the month of July 2018; therefore, all DRIP participants received their July 2018 distribution in cash rather than in stock. The DRIP resumed in August 2018, with the distribution paid in September 2018.
Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions in cash.
Share Repurchase Program—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to our most recent estimated value per share. In connection with the Merger, the SRP was also temporarily suspended for the month of July 2018, and resumed in August 2018.

In 2018 and 2017, repurchase requests surpassed the funding limits under the SRP. Approximately 4.9 million shares of our common stock were repurchased under the SRP during the year ended December 31, 2018. Repurchase requests in connection with a stockholder’s death, “qualifying disability”, or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis. As of December 31, 2018, we had 2.4 million shares of unfulfilled repurchase requests. Due to the program’s funding limits, no funds will be available for the first quarter of 2019. The next availability is expected to be at the end of July 2019. Under the terms of the SRP, the availability of DRIP proceeds is not a minimum repurchase requirement and we may use all or no portion of the proceeds available.
The next standard repurchase of the Company is expected to be in July 2019. At that time, should the demand for standard redemptions exceed the funding the Company makes available for repurchases, for which the Company may use all or a portion, the Company is expected to make pro-rata redemptions. Following that standard repurchase, standard repurchase requests that are on file with the Company and in good order that have not been fully executed (due to pro-rata redemptions) will remain on file for future redemptions.
Convertible Noncontrolling Interests—As of December 31, 2018 and 2017, we have approximately 44.5 million units of outstanding OP units. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods. These are included in the outstanding unvested award totals disclosed in Note 14.
As part of the PELP transaction, we issued 39.4 million OP units that are classified as noncontrolling interests. Prior to the PELP transaction, the Operating Partnership also issued limited partnership units that were designated as Class B units for asset management services provided by an affiliate of PELP. In connection with the PELP transaction, Class B units were no longer issued for asset management services subsequent to September 2017. Upon closing of the PELP transaction and termination of the advisory agreement, we determined the economic hurdle required for vesting had been met, and all outstanding Class B units vested and were converted to OP units. As such, we recorded a $24.0 million expense on our consolidated statements of operations as Vesting of Class B Units, which included the $27.6 million vesting of Class B units previously issued for asset management services and the reclassification of historical distributions on those units to Noncontrolling Interests.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to exchange OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of December 31, 2018 and 2017, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. The $28.7 million and $9.1 million of distributions for the years ended December 31, 2018 and 2017, respectively, that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
In September 2017, we entered into an agreement with American Realty Capital II Advisors, LLC (“ARC”) to terminate all remaining contractual and economic relationships between us and ARC. In exchange for a payment of $9.6 million, ARC sold their OP units, unvested Class B Units, and their special limited partnership interests back to us, terminating all fee-sharing arrangements between ARC and PELP affiliates. The 0.4 million OP unit repurchase was recorded at a value of $4.2 million on the consolidated statements of equity. The $5.4 million value of the unvested Class B units, special limited partnership interests, and value of fee-sharing arrangements is recorded on the consolidated statement of operations.
Nonconvertible Noncontrolling Interests—In addition to partnership units of the Operating Partnership, Noncontrolling Interests also includes a 25% minority-owned interest held by a third party in a consolidated partnership, which was not significant to our results.

14. COMPENSATION
Independent Director Stock Plan—The Board approves restricted stock awards pursuant to our Amended and Restated 2010 Independent Director Stock Plan. The awards are granted to our independent directors and vest based upon the completion of a service period (“service-based awards”). As of December 31, 2018 and 2017, there were approximately 32,000 and 18,000 outstanding unvested awards granted to independent directors, respectively.
Employee Long Term Incentive Plan—Beginning in 2018, service-based restricted stock awards and performance-based awards are granted to employees under our Amended and Restated 2010 Long-Term Incentive Plan.
Service-based awards typically follow a four-year graded vesting schedule and will vest in the form of common stock or OP units. For performance-based awards, the number of shares that vest depends on whether certain financial metrics are met, as calculated over a three-year performance period. For each annual performance-based award, 50% of the shares earned vest at the end of the three-year period and 50% of the shares earned vest following an additional year of service. Vesting of these performance awards is in the form of common stock, or certain awards may vest in the form of OP Units at the election of the recipient.
In connection with the PELP transaction, we assumed employee awards of phantom stock units. Substantially all phantom stock awards granted by PELP contained either a five-year cliff vesting provision or a four-year graded vesting provision. The value of the awards changes in direct relation to the change in estimated value per share of our common stock, but the value is paid in cash rather than in common stock.
We recognize expense for awards with graded vesting under the accelerated recognition method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period. Expense amounts are recorded in General and Administrative or Property Operating on our consolidated statements of operations. The awards are valued according to the EVPS for our common stock at the date of grant. Holders of unvested service-based and performance-based awards that are not phantom stock units are entitled to dividend and distribution rights, but are not entitled to voting rights. Holders of phantom stock units are entitled to receive distributions, which are recorded as expense when declared, but are not entitled to voting rights.
The following table summarizes our stock-based award activity during the year ended December 31, 2018 (number of units in thousands):

	Restricted Stock Awards	Performance Stock Awards	Phantom Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2017	18	—	2,446	$10.20
Granted	811	199	—	11.00
Vested	(5)	—	(1,394)	10.20
Forfeited	(16)	—	(54)	10.38
Nonvested at December 31, 2018	808	199	998	$10.60
The expense for all stock-based awards, including phantom stock units, during the years ended December 31, 2018 and 2017 was $10.4 million and $3.4 million, respectively. The expense during the year ended December 31, 2016, was immaterial. We had $9.0 million of unrecognized compensation costs related to these awards that we expect to recognize over a weighted average period of approximately 1.3 years. The fair value at the vesting date for stock-based awards that vested during the year ended December 31, 2018 was $15.4 million.
Because the phantom stock units are settled in cash rather than shares, we record a liability in Accounts Payable and Other Liabilities in the consolidated balance sheets for these awards. The amount of this liability, including related payroll tax accruals, was $8.7 million as of December 31, 2018.
Subsequent to December 31, 2018, approximately 2.1 million performance-based award units were granted to certain of our executives. The total number of performance-based stock units that will vest depends on whether certain financial metrics are met over the performance periods.
401(k) Plan—We sponsor a 401(k) plan that provides benefits for qualified employees. Our match of the employee contributions is discretionary and has a five-year vesting schedule. The cash contributions to the plan for the years ended December 31, 2018 and 2017 were approximately $1.0 million and $0.2 million, respectively. All employees who have attained the age of 21 are eligible to participate starting the first day of the month following their date of hire. Employees are vested immediately with respect to employee contributions.

15. EARNINGS PER SHARE
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing Net Income (Loss) Attributable to Stockholders by the weighted-average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
OP units held by limited partners other than us are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents, and have the potential to be exchanged for an equal number of shares of our common stock in accordance with the terms of the Fourth Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P. Phantom stock units are not considered to be participating securities, as they are not convertible into common stock.
The impact of these OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the OP units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of December 31, 2018, 2017, and 2016.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations for the years ended December 31, 2018, 2017, and 2016 (in thousands, except per share amounts):

	2018	2017	2016
Numerator:
Net income (loss) attributable to stockholders - basic	$39,138	$(38,391)	$8,932
Net income (loss) attributable to convertible OP units(1)	8,136	(3,470)	111
Net income (loss) - diluted	$47,274	$(41,861)	$9,043
Denominator:
Weighted-average shares - basic	196,602	183,784	183,876
Conversion of OP units(1)	44,453	12,713	2,785
Effect of dilutive restricted stock awards(2)	312	—	4
Adjusted weighted-average shares - diluted	241,367	196,497	186,665
Earnings per common share:
Basic and diluted	$0.20	$(0.21)	$0.05

(1)
OP units include units previously issued for asset management services provided under our former advisory agreement (see Note 16), as well as units issued as part of the PELP transaction (see Note 4), all of which are convertible into common shares. The Operating Partnership income (loss) attributable to these OP units, which is included as a component of Net Income (Loss) Attributable to Noncontrolling Interests on the consolidated statements of operations, has been added back in the numerator because these OP units were included in the denominator for all years presented.

(2)	Includes the dilutive impact of unvested restricted share awards using the treasury stock method.
As of December 31, 2017, approximately 18,000 restricted stock awards were outstanding. These securities were anti-dilutive and, as a result, were excluded from the weighted-average common shares used to calculate diluted EPS.

16. REVENUE RECOGNITION AND RELATED PARTY TRANSACTIONS
Revenue—Summarized below are amounts included in Fee and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds during the years ended December 31, 2018 and 2017, and other revenues that are not in the scope of ASC 606, Revenue from Contracts with Customers, but are included in this table for the purpose of disclosing all related party revenues (in thousands):

	For the year ended December 31, 2018
	REIT II(1)	PECO III	Joint Ventures	Other Parties(2)	Total
Recurring fees(3)	$17,937	$870	$1,948	$281	$21,036
Transactional revenue and reimbursements(4)	6,965	1,278	1,442	132	9,817
Insurance premiums	367	—	—	1,706	2,073

(1)	All amounts earned from REIT II were earned prior to the close of the Merger in November 2018, and ceased upon its acquisition by us.

(2)
Recurring fees, transactional revenue and reimbursements, and insurance premium income from other parties includes amounts from third parties not affiliated with us in the amount of $1.7 million for the year ended December 31, 2018.

(3)	Recurring fees include asset management fees and property management fees.

(4)	Transaction revenue includes items such as leasing commissions, construction management fees, and acquisition fees.

	For the year ended December 31, 2017
	REIT II	PECO III	Joint Ventures	Other Parties(1)	Total
Recurring fees	$4,396	$74	$335	$187	$4,992
Transactional revenue and reimbursements	1,846	679	297	136	2,958
Insurance premiums	206	—	—	—	206

(1)
Recurring fees, transactional revenue and reimbursements, and insurance premium income from other parties includes amounts from third parties not affiliated with us in the amount of $0.2 million for the year ended December 31, 2017.

Our fees and management income come from the management company acquired as part of the PELP transaction in 2017. As a result, we have no related party revenue amounts for the year ended December 31, 2016.
Related Party Expenses—Prior to October 2017, a PELP affiliate and ARC were entitled to specified fees and expenditure reimbursements for certain services, including managing our day-to-day activities and implementing our investment strategy under advisory agreements, as follows:

•	Asset management and subordinated participation fees paid out monthly in cash and/or Class B units;

•	Acquisition fee based on the cost of investments acquired/originated;

•	Acquisition expenses reimbursed related to selecting, evaluating, and acquiring assets; and

•	Disposition fee paid for substantial assistance in connection with the sale of property.

As we no longer pay the fees listed below and had no outstanding unpaid amounts related to those fees as of December 31, 2018, summarized below are the fees incurred and the expenses reimbursable for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016
Acquisition fees(1)	$1,344	$2,342
Acquisition expenses(1)	583	464
Asset management fees(2)	15,573	19,239
OP units distribution(3)	1,373	1,866
Class B unit distribution(4)	1,409	1,576
Disposition fees(5)	19	745
Total	$20,301	$26,232

(1)
The majority of acquisition and due diligence fees are capitalized and allocated to the related investment in real estate assets on the consolidated balance sheets based on the acquisition-date fair values of the respective assets and liabilities acquired.

(2)	Asset management fees are presented in General and Administrative on the consolidated statements of operations.

(3)	Distributions are presented as Distributions to Noncontrolling Interests on the consolidated statements of equity.

(4)	The distributions paid to holders of unvested Class B units are presented in General and Administrative on the consolidated statements of operations.

(5)	Disposition fees are presented as Other (Expense) Income, Net on the consolidated statements of operations.
Prior to the completion of the PELP transaction in October 2017, all of our real properties were managed and leased by a PELP affiliate and Phillips Edison & Company Ltd. (the “Property Manager”), which was wholly-owned by PELP. The Property Manager was entitled to the following specified fees and expenditure reimbursements:

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
We no longer pay the fees listed below and had no outstanding unpaid amounts related to those fees as of December 31, 2018. Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016
Property management fees(1)	$8,360	$9,929
Leasing commissions(2)	6,670	7,701
Construction management fees(2)	1,367	1,127
Other fees and reimbursements(3)	6,234	5,627
Total	$22,631	$24,384

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year were expensed immediately and included in Depreciation and Amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year and construction management fees were capitalized and amortized over the life of the related leases or assets.

(3)	Other fees and reimbursements are included in Property Operating and General and Administrative on the consolidated statements of operations based on the nature of the expense.
Organization and Offering Costs—Under the terms of one of our Management Agreements, we have incurred organization and offering costs related to PECO III during 2018 and 2017. We have incurred organization and offering costs related to PECO III’s private placement and public offering, which were approximately $2.3 million and $2.2 million, respectively, and were recorded in Accounts Receivable - Affiliates on the consolidated balance sheets. The amounts recognized in Accounts Receivable - Affiliates were $4.5 million and $2.0 million as of December 31, 2018 and 2017, respectively.
During the public offering period for PECO III, we will receive a contingent fee of 2.15% of the contract price of each property or other real estate investment it acquires. This reimbursement is intended to allow us to recoup a portion of the dealer manager fees and organization and offering costs advanced by PECO III’s advisor, in which we have a 75% interest. Therefore, this reimbursement shall not exceed the amount of organization and offering costs and dealer manager fees outstanding at the time of closing for the acquired property.
The initial $4.5 million we may incur to fund organization and offering costs related to the PECO III public offering will be retained by PECO III until the termination of its public offering, at which time such amount will be paid.

In addition to organization and offering costs, we have receivables related to Management Agreements from related parties of $0.6 million and $4.1 million as of December 31, 2018 and 2017, respectively. These amounts are recorded on the consolidated balance sheets in Accounts Receivable – Affiliates.
Other Related Party Matters—Under the terms of the advisory agreement, we have incurred organization and offering costs related to PECO III. A portion of those costs were incurred by Griffin Capital Corporation (“Griffin sponsor”), a co-sponsor of PECO III. The Griffin sponsor owns a 25% interest and we own a 75% interest in the PECO III Advisor. As such, of the receivable we have from PECO III, $1.2 million and $1.4 million were reimbursable to the Griffin sponsor as of December 31, 2018 and 2017, respectively, and are recorded in Accounts Payable and Other Liabilities on the consolidated balance sheets.
PECO Air L.L.C. (“PECO Air”), an entity in which Mr. Edison, our Chairman and Chief Executive Officer, owns a 50% interest, owns an airplane that we use for business purposes in the course of our operations. We paid approximately $0.8 million and $0.1 million to PECO Air for use of its airplane for the years ended December 31, 2018 and 2017, respectively.
Upon completion of the PELP transaction, we assumed PELP’s obligation as the limited guarantor for up to $200 million, capped at $50 million in most instances, of NRP’s debt. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor.
As a part of the GRP I Joint Venture, GRP I assumed from us a $175 million mortgage loan for which we assumed the obligation of limited guarantor. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor. We entered into a separate agreement with Northwestern Mutual in which we agree to apportion any potential liability under this guaranty between us and them based on our ownership percentage.

17. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
Approximate future rental income to be received under noncancelable operating leases in effect as of December 31, 2018, assuming no new or renegotiated leases or option extensions on lease agreements, is as follows (in thousands):

Year	Amount
2019	$372,632
2020	340,028
2021	292,887
2022	247,915
2023	196,152
2024 and thereafter	555,282
Total	$2,004,896
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of December 31, 2018. As of December 31, 2018, our real estate investments in Florida and California represented 12.0% and 10.1% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic or weather developments in the real estate markets of Florida or California.

18. FAIR VALUE MEASUREMENTS
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
The following is a summary of borrowings as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Fair value	$2,467,317	$1,765,151
Recorded value(1)	2,456,867	1,823,040

(1)	Recorded value does not include net deferred financing expenses of $18.0 million and $16.0 million as of December 31, 2018 and 2017, respectively.
Recurring and Nonrecurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the years ended December 31, 2018 and 2017 were as follows (in thousands):

	2018			2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Derivative assets(1)	$—	$29,708	$—	$—	$16,496	$—
Derivative liability(1)	—	(3,633)	—	—	(61)	—
Earn-out liability(2)	—	—	(39,500)	—	—	(38,000)
Nonrecurring
Impaired real estate assets	—	71,991	—	—	—	—

(1)	We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets.

(2)	The estimated fair value of the earn-out is presented in Accounts Payable and Other Liabilities on the consolidated balance sheets.
The following table presents a reconciliation of the change in the liability measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Earn-Out Liability
Balance at December 31, 2017	$38,000
Change in fair value recognized in Other (Expense) Income, Net	1,500
Balance at December 31, 2018	$39,500
Derivative Instruments—As of December 31, 2018 and 2017, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2018 and 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—The terms of the PELP transaction include an earn-out structure with an opportunity for up to an additional 12.5 million OP units to be issued to PELP as additional consideration if certain milestones are achieved. The milestones are related to a liquidity event for our stockholders and fundraising targets in PECO III, of which PELP was a co-sponsor.
We estimate the fair value of this liability using weighted-average probabilities of likely outcomes. These estimates require us to make various assumptions about future share prices, timing of liquidity events, equity raise projections, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. In calculating the fair value of this liability, we have determined that the range of potential outcomes still includes a possibility of no additional OP units issued as well as up to 8.0 million out of the maximum 12.5 million units being issued.

Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value on a nonrecurring basis dependent upon when we determine an impairment has occurred. In 2018, we impaired assets that were under contract or actively marketed for sale at a disposition price that was less than carrying value, or had other operational impairment indicators. During the year ended December 31, 2018, we recorded impairments of $40.8 million. Two of the impaired real estate assets were disposed of before year end. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds. We determined that valuation to fall under Level 2 of the fair value hierarchy. We did not have any impaired real estate assets during the year ended December 31, 2017.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2018
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Total revenue	$103,199	$104,173	$104,899	$118,121
Net (loss) income attributable to stockholders	(1,600)	(11,351)	(13,228)	65,317
Net (loss) income per share - basic and diluted	(0.01)	(0.06)	(0.07)	0.34

	2017
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
Total revenue	$68,303	$69,851	$70,624	$102,765
Net income (loss) attributable to stockholders	1,106	(1,193)	(8,232)	(30,072)
Net income (loss) per share - basic and diluted	0.01	(0.01)	(0.04)	(0.17)

(1)
The increase in net income for the fourth quarter was primarily associated with the gain as a result of the contribution of properties to GRP I. Net income and revenue were also impacted by the Merger.

(2)	The net loss in the third quarter was primarily due to expenses related to the PELP transaction and the termination of our relationship with ARC.

(3)	The increases in revenue and net loss in the fourth quarter were primarily associated with the PELP transaction.

20. SUBSEQUENT EVENTS
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to December 31, 2018, were as follows (in thousands):

Month	Date of Record	Monthly Distribution Rate	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
December	12/17/2018	$0.05583344	1/2/2019	$18,055	$5,951	$12,104
January	1/15/2019	$0.05583344	2/1/2019	18,077	5,899	12,178
February	2/15/2019	$0.05583344	3/1/2019	18,018	5,868	12,150
In March 2019 our Board authorized distributions for March, April, and May 2019 to the stockholders of record at the close of business on March 15, 2019, April 15, 2019, and May 15, 2019, respectively, equal to a monthly amount of $0.05583344 per share of common stock. OP unit holders will receive distributions at the same rate as common stockholders. We pay distributions to stockholders and OP unit holders based on monthly record dates. We expect to pay these distributions on the first business day after the end of each month.
Dispositions—Subsequent to December 31, 2018, we sold the following real estate assets, which were classified as held for sale as of December 31, 2018 (dollars in thousands):

Property Name	Location	Anchor Tenant	Square Footage	Disposition Date	Sale Price	(Loss) Gain
Eastland Station	Evansville, IN	Gabe’s	150,772	1/19/2019	$9,300	$(97)
Lovejoy Village Station	Jonesboro, GA	Kroger	84,711	2/14/2019	9,125	1,189
Amendment to PELP Transaction Contribution Agreement—On March 12, 2019, the Company entered into an amendment (the “Amendment”) to the terms of the earn-out provisions set forth in the Contribution Agreement, dated as of May 18, 2017, between the Company, the Operating Partnership and the contributors listed therein (the “Contribution Agreement”), originally entered into in connection with the PELP transaction. The earn-out provisions provided, in relevant part, that the contributors would have the right to receive a minimum of 3 million and a maximum of 5 million OP Units as contingent consideration if a “liquidity event” (as defined in the Contribution Agreement) was successfully achieved by the Company by December 31, 2019, with reduced amounts payable if a liquidity event was achieved in 2020 or 2021. Pursuant to the terms of the amendment, the initial earn-out term has been extended by two years through December 31, 2021 and the threshold for the maximum payout of 5 million units has been raised to $11.20 per share from $10.20 per share.

Performance LTIP Units—On March 12, 2019, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved a new form of award agreement under the Company’s Amended and Restated 2010 Long-Term

Incentive Plan for performance-based long term incentive units (“Performance LTIP Units”) and made one-time grants of Performance LTIP Units to each of Jeffrey S. Edison, the Company’s Chief Executive Officer and President, and Devin Murphy, the Company’s Chief Financial Officer and Treasurer. Mr. Edison’s award is for a maximum grant of approximately 1.4 million units based on performance conditions over a 7 year period. Mr. Murphy’s award is for a maximum grant of approximately 0.7 million units based on performance conditions over a 5 year period.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2018
(in thousands)
			Initial Cost		Cost Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Lakeside Plaza	Salem, VA	$—	$3,344	$5,247	$371	$3,473	$5,489	$8,962	$2,299	1988	12/10/2010
Snow View Plaza	Parma, OH	—	4,104	6,432	568	4,305	6,799	$11,104	3,183	1981	12/15/2010
St. Charles Plaza	Davenport, FL	—	4,090	4,398	303	4,169	4,623	$8,792	2,317	2007	6/10/2011
Centerpoint	Easley, SC	—	2,404	4,361	1,184	2,789	5,161	$7,950	1,930	2002	10/14/2011
Southampton Village	Tyrone, GA	—	2,670	5,176	926	2,826	5,945	$8,771	2,193	2003	10/14/2011
Burwood Village Center	Glen Burnie, MD	—	5,448	10,167	421	5,605	10,431	$16,036	4,073	1971	11/9/2011
Cureton Town Center	Waxhaw, NC	—	6,569	6,197	2,592	5,916	9,442	$15,358	3,156	2006	12/29/2011
Tramway Crossing	Sanford, NC	—	2,016	3,071	652	2,314	3,425	$5,739	1,554	1996	2/23/2012
Westin Centre	Fayetteville, NC	—	2,190	3,499	555	2,438	3,806	$6,244	1,643	1996/1999	2/23/2012
Village At Glynn Place	Brunswick, GA	—	5,202	6,095	392	5,270	6,419	$11,689	3,244	1992	4/27/2012
Meadowthorpe Manor Shoppes	Lexington, KY	—	4,093	4,185	523	4,411	4,390	$8,801	1,921	1989/2008	5/9/2012
New Windsor Marketplace	Windsor, CO	—	3,867	1,330	464	4,053	1,607	$5,660	981	2003	5/9/2012
Brentwood Commons	Bensenville, IL	—	6,105	8,018	1,475	6,174	9,425	$15,599	3,107	1981/2001	7/5/2012
Sidney Towne Center	Sidney, OH	—	1,429	3,802	1,289	2,028	4,491	$6,519	2,101	1981/2007	8/2/2012
Broadway Plaza	Tucson, AZ	6,015	4,979	7,169	1,207	5,607	7,748	$13,355	3,038	1982/1995	8/13/2012
Baker Hill Center	Glen Ellyn, IL	—	7,068	13,738	3,937	7,725	17,017	$24,742	4,644	1998	9/6/2012
New Prague Commons	New Prague, MN	—	3,248	6,604	154	3,367	6,639	$10,006	2,214	2008	10/12/2012
Brook Park Plaza	Brook Park, OH	—	2,545	7,594	741	2,789	8,091	$10,880	2,747	2001	10/23/2012
Heron Creek Towne Center	North Port, FL	—	4,062	4,082	192	4,126	4,210	$8,336	1,674	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster, CA	—	6,352	13,529	561	6,616	13,826	$20,442	3,936	1991/2012	12/27/2012
Village One Plaza	Modesto, CA	—	5,166	18,752	546	5,247	19,218	$24,465	4,708	2007	12/28/2012
Hilfiker Shopping Center	Salem, OR	—	2,455	4,750	66	2,511	4,761	$7,272	1,309	1984/2011	12/28/2012
Butler Creek	Acworth, GA	—	3,925	6,107	1,027	4,251	6,807	$11,058	2,215	1989	1/15/2013
Fairview Oaks	Ellenwood, GA	—	3,563	5,266	897	4,070	5,656	$9,726	1,763	1996	1/15/2013
Grassland Crossing	Alpharetta, GA	—	3,680	5,791	628	3,801	6,298	$10,099	2,103	1996	1/15/2013
Hamilton Ridge	Buford, GA	—	4,054	7,168	581	4,177	7,625	$11,802	2,497	2002	1/15/2013
Mableton Crossing	Mableton, GA	—	4,426	6,413	1,265	4,917	7,187	$12,104	2,303	1997	1/15/2013
Shops at Westridge	McDonough, GA	—	2,788	3,901	498	2,807	4,380	$7,187	1,513	2006	1/15/2013
Fairlawn Town Centre	Fairlawn, OH	—	10,398	29,005	2,729	11,528	30,603	$42,131	9,998	1962/1996	1/30/2013
Macland Pointe	Marietta, GA	—	3,493	5,364	770	3,720	5,906	$9,626	2,015	1992	2/13/2013
Kleinwood Center	Spring, TX	—	11,478	18,954	858	11,610	19,680	$31,290	5,808	2003	3/21/2013
Murray Landing	Columbia, SC	—	2,927	6,856	1,421	3,191	8,012	$11,203	2,120	2003	3/21/2013
Vineyard Shopping Center	Tallahassee, FL	—	2,761	4,175	384	2,889	4,432	$7,321	1,363	2002	3/21/2013
Lutz Lake Crossing	Lutz, FL	—	2,636	6,600	438	2,870	6,804	$9,674	1,741	2002	4/4/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2018
(in thousands)
			Initial Cost		Cost Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Publix at Seven Hills	Spring Hill, FL	—	2,126	5,642	658	2,409	6,017	$8,426	1,620	1991/2006	4/4/2013
Hartville Centre	Hartville, OH	—	2,069	3,691	1,382	2,383	4,760	$7,143	1,462	1988/2008	4/23/2013
Sunset Shopping Center	Corvallis, OR	—	7,933	14,925	663	8,008	15,512	$23,520	4,116	1998	5/31/2013
Savage Town Square	Savage, MN	—	4,106	9,409	228	4,232	9,511	$13,743	2,633	2003	6/19/2013
Northcross	Austin, TX	—	30,724	25,627	949	31,010	26,290	$57,300	6,889	1975/2010	6/24/2013
Glenwood Crossings	Kenosha, WI	—	1,872	9,914	615	2,111	10,290	$12,401	2,350	1992	6/27/2013
Shiloh Square Shopping Center	Kennesaw, GA	—	4,685	8,729	1,103	4,813	9,703	$14,516	2,519	1996/2003	6/27/2013
Pavilions at San Mateo	Albuquerque, NM	—	6,470	18,726	755	6,679	19,272	$25,951	4,731	1997	6/27/2013
Boronda Plaza	Salinas, CA	—	9,027	11,870	560	9,144	12,313	$21,457	3,008	2003/2006	7/3/2013
Westwoods Shopping Center	Arvada, CO	—	3,706	11,115	555	4,098	11,277	$15,375	2,824	2003	8/8/2013
Paradise Crossing	Lithia Springs, GA	—	2,204	6,064	624	2,372	6,520	$8,892	1,667	2000	8/13/2013
Contra Loma Plaza	Antioch, CA	—	3,243	3,926	1,566	3,838	4,897	$8,735	1,131	1989	8/19/2013
South Oaks Plaza	St. Louis, MO	—	1,938	6,634	428	2,085	6,915	$9,000	1,654	1969/1987	8/21/2013
Yorktown Centre	Millcreek Township, PA	—	3,736	15,396	1,421	4,020	16,532	$20,552	4,716	1989/2013	8/30/2013
Dyer Town Center	Dyer, IN	9,564	6,017	10,214	446	6,188	10,488	$16,676	2,709	2004/2005	9/4/2013
East Burnside Plaza	Portland, OR	—	2,484	5,422	116	2,554	5,468	$8,022	1,092	1955/1999	9/12/2013
Red Maple Village	Tracy, CA	—	9,250	19,466	343	9,392	19,668	$29,060	4,026	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor, FL	—	2,334	7,918	424	2,400	8,276	$10,676	1,946	2010	9/25/2013
CitiCentre Plaza	Carroll, IA	—	770	2,530	278	982	2,597	$3,579	723	1991/1995	10/2/2013
Duck Creek Plaza	Bettendorf, IA	—	4,612	13,007	1,229	5,144	13,703	$18,847	3,219	2005/2006	10/8/2013
Cahill Plaza	Inver Grove Heights, MN	—	2,587	5,114	634	2,945	5,389	$8,334	1,374	1995	10/9/2013
Pioneer Plaza	Springfield, OR	—	4,948	5,679	556	5,117	6,066	$11,183	1,573	1989/2008	10/18/2013
Fresh Market Shopping Center	Normal, IL	—	4,460	17,772	1,529	5,100	18,660	$23,760	2,999	1983/1999	10/22/2013
Courthouse Marketplace	Virginia Beach, VA	—	6,130	8,061	884	6,366	8,709	$15,075	2,111	2005	10/25/2013
Hastings Marketplace	Hastings, MN	—	3,980	10,045	386	4,218	10,193	$14,411	2,503	2002	11/6/2013
Coquina Plaza	Southwest Ranches, FL	6,547	9,458	11,770	508	9,512	12,224	$21,736	2,798	1998	11/7/2013
Shoppes of Paradise Lakes	Miami, FL	5,347	5,805	6,011	445	6,027	6,235	$12,262	1,737	1999	11/7/2013
Collington Plaza	Bowie, MD	—	12,207	15,142	545	12,384	15,510	$27,894	3,433	1996	11/21/2013
Golden Town Center	Golden, CO	—	7,065	10,113	1,481	7,422	11,237	$18,659	2,842	1993/2003	11/22/2013
Northstar Marketplace	Ramsey, MN	—	2,810	9,204	478	2,864	9,629	$12,493	2,388	2004	11/27/2013
Bear Creek Plaza	Petoskey, MI	—	5,677	17,611	1,541	5,737	19,092	$24,829	4,266	1998/2009	12/18/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2018
(in thousands)
			Initial Cost		Cost Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
East Side Square	Springfield, OH	—	394	963	62	407	1,014	$1,421	287	2007	12/18/2013
Flag City Station	Findlay, OH	—	4,685	9,630	492	4,817	9,991	$14,808	2,618	1992	12/18/2013
Hoke Crossing	Clayton, OH	—	481	1,060	232	509	1,264	$1,773	305	2006	12/18/2013
Southern Hills Crossing	Kettering, OH	—	778	1,481	59	801	1,517	$2,318	439	2002	12/18/2013
Town & Country Shopping Center	Noblesville, IN	—	7,361	16,269	293	7,399	16,524	$23,923	4,327	1998	12/18/2013
Sulphur Grove	Huber Heights, OH	—	553	2,142	130	605	2,219	$2,824	498	2004	12/18/2013
Southgate Shopping Center	Des Moines, IA	—	2,434	8,358	688	2,797	8,683	$11,480	2,188	1972/2013	12/20/2013
Sterling Pointe Center	Lincoln, CA	—	7,039	20,822	1,267	7,332	21,795	$29,127	4,260	2004	12/20/2013
Arcadia Plaza	Phoenix, AZ	—	5,774	6,904	2,477	5,922	9,233	$15,155	1,827	1980	12/30/2013
Stop & Shop Plaza	Enfield, CT	12,100	8,892	15,028	1,048	9,262	15,706	$24,968	3,690	1988/1998	12/30/2013
Fairacres Shopping Center	Oshkosh, WI	—	3,543	5,189	496	3,863	5,365	$9,228	1,619	1992/2013	1/21/2014
Savoy Plaza	Savoy, IL	—	4,304	10,895	653	4,577	11,274	$15,851	2,875	1999/2007	1/31/2014
The Shops of Uptown	Park Ridge, IL	—	7,744	16,884	775	7,871	17,532	$25,403	3,441	2006	2/25/2014
Chapel Hill North Center	Chapel Hill, NC	6,990	4,776	10,189	1,134	5,009	11,091	$16,100	2,614	1998	2/28/2014
Coppell Market Center	Coppell, TX	12,117	4,870	12,236	89	4,917	12,278	$17,195	2,572	2008	3/5/2014
Winchester Gateway	Winchester, VA	—	9,342	23,468	1,561	9,561	24,811	$34,372	5,129	2006	3/5/2014
Stonewall Plaza	Winchester, VA	—	7,929	16,642	706	7,971	17,307	$25,278	3,707	2007	3/5/2014
Town Fair Center	Louisville, KY	—	8,108	14,411	2,749	8,339	16,929	$25,268	4,000	1988/1994	3/12/2014
Villages at Eagles Landing	Stockbridge, GA	1,810	2,824	5,515	943	3,281	6,002	$9,283	1,624	1995	3/13/2014
Champions Gate Village	Davenport, FL	—	1,814	6,060	210	1,880	6,204	$8,084	1,553	2001	3/14/2014
Towne Centre at Wesley Chapel	Wesley Chapel, FL	—	2,466	5,553	226	2,574	5,671	$8,245	1,348	2000	3/14/2014
Statler Square	Staunton, VA	7,463	4,108	9,072	773	4,523	9,430	$13,953	2,326	1989	3/21/2014
Burbank Plaza	Burbank, IL	—	2,972	4,546	3,354	3,492	7,380	$10,872	1,467	1972/1995	3/25/2014
Hamilton Village	Chattanooga, TN	—	12,682	19,103	425	12,234	19,976	$32,210	5,066	1989	4/3/2014
Waynesboro Plaza	Waynesboro, VA	—	5,597	8,334	117	5,642	8,406	$14,048	2,028	2005	4/30/2014
Southwest Marketplace	Las Vegas, NV	—	16,019	11,270	2,729	16,080	13,939	$30,019	3,077	2008	5/5/2014
Hampton Village	Taylors, SC	—	5,456	7,254	2,742	5,791	9,661	$15,452	2,308	1959/1998	5/21/2014
Central Station	Louisville, KY	—	6,143	6,932	2,060	6,422	8,713	$15,135	1,902	2005/2007	5/23/2014
Kirkwood Market Place	Houston, TX	—	5,786	9,697	417	5,914	9,986	$15,900	2,079	1979/2008	5/23/2014
Fairview Plaza	New Cumberland, PA	—	2,786	8,500	223	2,916	8,594	$11,510	1,665	1992/1999	5/27/2014
Broadway Promenade	Sarasota, FL	—	3,831	6,795	150	3,863	6,913	$10,776	1,370	2007	5/28/2014
Townfair Center	Indiana, PA	—	7,007	13,233	927	7,196	13,972	$21,168	3,182	1995/2010	5/29/2014

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2018
(in thousands)
			Initial Cost		Cost Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
St. Johns Commons	Jacksonville, FL	—	1,599	10,384	565	1,742	10,806	$12,548	2,082	2003	5/30/2014
Heath Brook Commons	Ocala, FL	—	3,470	8,352	437	3,528	8,731	$12,259	1,798	2002	5/30/2014
Park View Square	Miramar, FL	—	5,700	9,304	470	5,785	9,689	$15,474	1,987	2003	5/30/2014
The Orchards	Yakima, WA	—	5,425	8,743	389	5,636	8,921	$14,557	1,910	2002	6/3/2014
Hannaford Plaza	Waltham, MA	—	4,614	7,903	228	4,715	8,030	$12,745	1,470	1950/1993	6/23/2014
Shaw's Plaza Hanover	Hanover, MA	—	2,826	5,314	10	2,826	5,324	$8,150	1,099	1994/2000	6/23/2014
Shaw's Plaza Easton	Easton, MA	—	5,520	7,173	466	5,766	7,394	$13,160	1,721	1984/2004	6/23/2014
Lynnwood Place	Jackson, TN	—	3,341	4,826	1,221	3,542	5,845	$9,387	1,514	1986/2013	7/28/2014
Thompson Valley Towne Center	Loveland, CO	5,383	5,758	17,387	1,020	6,066	18,099	$24,165	3,588	1999	8/1/2014
Lumina Commons	Wilmington, NC	7,942	1,896	11,249	634	2,063	11,716	$13,779	1,998	1974/2007	8/4/2014
Driftwood Village	Ontario, CA	—	6,811	12,993	1,053	7,189	13,668	$20,857	2,636	1985	8/7/2014
French Golden Gate	Bartow, FL	—	2,505	12,877	1,404	2,688	14,097	$16,785	2,519	1960/2011	8/28/2014
Orchard Square	Washington Township, MI	6,339	1,361	11,550	389	1,548	11,752	$13,300	2,260	1999	9/8/2014
Trader Joe's Center	Dublin, OH	—	2,338	7,922	1,191	2,655	8,796	$11,451	1,751	1986	9/11/2014
Palmetto Pavilion	North Charleston, SC	—	2,509	8,526	861	3,228	8,668	$11,896	1,622	2003	9/11/2014
Five Town Plaza	Springfield, MA	—	8,912	19,635	6,224	9,988	24,782	$34,770	5,468	1970/2013	9/24/2014
Fairfield Crossing	Beavercreek, OH	—	3,572	10,026	99	3,605	10,091	$13,696	1,956	1994	10/24/2014
Beavercreek Towne Center	Beavercreek, OH	—	14,055	30,799	615	14,537	30,932	$45,469	6,613	1994	10/24/2014
Grayson Village	Loganville, GA	—	3,952	5,620	1,182	4,017	6,737	$10,754	1,788	2002	10/24/2014
The Fresh Market Commons	Pawleys Island, SC	—	2,442	4,941	81	2,442	5,023	$7,465	1,021	2011	10/28/2014
Claremont Village	Everett, WA	—	5,635	10,495	877	5,806	11,202	$17,008	2,157	1994/2012	11/6/2014
Juan Tabo Plaza	Albuquerque, NM	—	2,466	4,568	584	2,592	5,027	$7,619	1,324	1975/1989	11/12/2014
Cherry Hill Marketplace	Westland, MI	—	4,627	10,137	2,117	5,015	11,866	$16,881	2,513	1992/2000	12/17/2014
Nor'Wood Shopping Center	Colorado Springs, CO	—	5,358	6,684	459	5,435	7,066	$12,501	1,655	2003	1/8/2015
Sunburst Plaza	Glendale, AZ	—	3,435	6,041	592	3,578	6,490	$10,068	1,634	1970	2/11/2015
Rivermont Station	Johns Creek, GA	—	6,876	8,916	795	7,105	9,482	$16,587	2,698	1996/2003	2/27/2015
Breakfast Point Marketplace	Panama City Beach, FL	—	5,578	12,052	562	5,819	12,373	$18,192	2,265	2009/2010	3/13/2015
Falcon Valley	Lenexa, KS	—	3,131	6,873	273	3,370	6,908	$10,278	1,397	2008/2009	3/13/2015
Kohl's Onalaska	Onalaska, WI	—	2,670	5,648	—	2,670	5,648	$8,318	1,269	1992/1993	3/13/2015
Coronado Center	Santa Fe, NM	—	4,396	16,460	2,351	4,534	18,673	$23,207	2,681	1964	5/1/2015
Westcreek Plaza	Coconut Creek, FL	5,905	3,459	6,131	116	3,483	6,222	$9,705	1,023	2006/13	7/10/2015

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2018
(in thousands)
			Initial Cost		Cost Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Northwoods Crossing	Taunton, MA	—	10,092	14,437	201	10,235	14,495	$24,730	2,983	2003/2010	5/24/2016
Murphy Marketplace	Murphy, TX	—	28,652	33,122	426	28,868	33,333	$62,201	4,005	2008/2015	6/24/2016
Harbour Village	Jacksonville, FL	—	5,612	16,702	640	5,945	17,009	$22,954	1,826	2006	9/22/2016
Oak Mill Plaza	Niles, IL	1,184	6,843	13,692	775	7,353	13,956	$21,309	2,196	1977	10/3/2016
Southern Palms	Tempe, AZ	24,076	10,025	24,332	1,382	10,320	25,420	$35,740	3,171	1982	10/26/2016
Golden Eagle Village	Clermont, FL	7,340	3,735	7,735	276	3,796	7,950	$11,746	891	2011	10/27/2016
Atwater Marketplace	Atwater, CA	—	6,116	7,597	504	6,293	7,924	$14,217	934	2008	2/10/2017
Rocky Ridge Town Center	Roseville, CA	21,614	5,449	29,207	411	5,599	29,468	$35,067	1,923	1996	4/18/2017
Greentree Centre	Racine, WI	—	2,955	8,718	580	3,347	8,906	$12,253	737	1989/1994	5/5/2017
Sierra Del Oro Towne Centre	Corona, CA	7,362	9,011	17,989	775	9,188	18,587	$27,775	1,310	1991	6/20/2017
Vaughn's at East North	Greenville, SC	—	1,182	1,812	(311)	948	1,736	$2,684	46	1979	10/4/2017
Ashland Junction	Ashland, VA	—	4,987	6,050	424	5,125	6,335	$11,460	745	1989	10/4/2017
Barclay Place Shopping Center	Lakeland, FL	—	1,948	7,174	477	2,038	7,562	$9,600	602	1989	10/4/2017
Barnwell Plaza	Barnwell, SC	—	1,190	1,883	1	1,190	1,884	$3,074	343	1985	10/4/2017
Birdneck Shopping Center	Virginia Beach, VA	—	1,900	3,253	204	1,957	3,400	$5,357	317	1987	10/4/2017
Cactus Village	Phoenix, AZ	—	4,313	5,934	132	4,313	6,066	$10,379	431	1986	10/4/2017
Centre Stage Shopping Center	Springfield, TN	—	4,746	9,533	176	4,919	9,535	$14,454	806	1989	10/4/2017
Civic Center	Cincinnati, OH	—	2,448	1,961	114	2,448	2,076	$4,524	546	1986	10/4/2017
Countryside Shopping Center	Port Orange, FL	—	2,923	12,315	171	2,973	12,436	$15,409	850	1983	10/4/2017
Crossroads Plaza	Asheboro, NC	—	1,722	2,545	582	2,084	2,766	$4,850	313	1984	10/4/2017
Dunlop Village	Colonial Heights, VA	—	2,420	4,892	373	2,493	5,191	$7,684	398	1987	10/4/2017
Edgecombe Square	Tarboro, NC	—	1,412	2,258	305	1,478	2,497	$3,975	418	1990	10/4/2017
Emporia West Plaza	Emporia, KS	—	872	3,409	179	872	3,588	$4,460	324	1980/2000	10/4/2017
Forest Park Square	Cincinnati, OH	—	4,007	5,877	112	4,013	5,984	$9,997	605	1988	10/4/2017
Geist Centre	Indianapolis, IN	—	3,873	6,779	303	3,943	7,012	$10,955	509	1989	10/4/2017
Goshen Station	Goshen, OH	—	1,555	4,621	30	1,585	4,621	$6,206	489	1973/2003	10/4/2017
Governors Square	Montgomery, AL	—	6,460	9,786	283	6,493	10,035	$16,528	932	1960/2000	10/4/2017
Guadalupe Plaza	Albuquerque, NM	—	2,920	7,695	280	2,933	7,962	$10,895	485	1985	10/4/2017
The Village Shopping Center	Mooresville, IN	—	2,089	6,970	392	2,055	7,396	$9,451	185	1965/1997	10/4/2017
Heritage Oaks	Gridley, CA	5,078	2,390	7,404	77	2,390	7,482	$9,872	723	1979	10/4/2017
Hickory Plaza	Nashville, TN	5,022	2,927	5,099	94	2,955	5,165	$8,120	412	1974/1986	10/4/2017
Highland Fair	Gresham, OR	7,173	3,263	7,979	145	3,288	8,099	$11,387	497	1984/1999	10/4/2017

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2018
(in thousands)
			Initial Cost		Cost Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
High Point Village	Bellefontaine, OH	—	3,386	7,485	88	3,420	7,540	$10,960	861	1988	10/4/2017
Jackson Village	Jackson, KY	—	1,606	6,992	225	1,644	7,179	$8,823	750	1985/1996	10/4/2017
Mayfair Village	Hurst, TX	—	15,343	16,522	278	15,512	16,631	$32,143	1,229	1981/2004	10/4/2017
LaPlata Plaza	La Plata, MD	—	8,434	22,855	317	8,533	23,072	$31,605	1,308	2003	10/4/2017
Lafayette Square	Lafayette, IN	7,536	5,387	5,636	129	5,460	5,691	$11,151	1,195	1963/2001	10/4/2017
Landen Square	Maineville, OH	—	2,081	3,467	309	2,222	3,635	$5,857	403	1981/2003	10/4/2017
Marion City Square	Marion, NC	—	2,811	6,304	119	2,853	6,381	$9,234	800	1987	10/4/2017
Melbourne Village Plaza	Melbourne, FL	—	5,418	7,280	490	5,518	7,671	$13,189	976	1987	10/4/2017
Commerce Square	Brownwood, TX	—	6,027	8,341	188	6,035	8,521	$14,556	810	1969/2007	10/4/2017
Upper Deerfield Plaza	Bridgeton, NJ	—	5,073	5,882	716	5,278	6,392	$11,670	1,025	1977/1994	10/4/2017
Monfort Heights	Cincinnati, OH	—	2,357	3,545	9	2,357	3,554	$5,911	296	1987	10/4/2017
Mountain Park Plaza	Roswell, GA	6,663	6,118	6,652	59	6,118	6,711	$12,829	460	1988/2003	10/4/2017
Nordan Shopping Center	Danville, VA	—	1,911	6,751	141	1,927	6,875	$8,802	570	1961/2002	10/4/2017
Northside Plaza	Clinton, NC	—	1,406	5,471	134	1,416	5,594	$7,010	462	1982	10/4/2017
Page Plaza	Page, AZ	—	2,553	4,411	75	2,628	4,411	$7,039	498	1982/1990	10/4/2017
Palmetto Plaza	Sumter, SC	—	2,732	7,387	269	2,842	7,546	$10,388	518	1964/2002	10/4/2017
Park Place Plaza	Port Orange, FL	—	2,347	8,453	211	2,455	8,557	$11,012	628	1984	10/4/2017
Parkway Station	Warner Robins, GA	—	3,416	5,309	316	3,416	5,626	$9,042	544	1982	10/4/2017
Parsons Village	Seffner, FL	4,952	3,465	10,864	76	3,470	10,935	$14,405	767	1983/1994	10/4/2017
Portland Village	Portland, TN	—	1,408	5,235	141	1,450	5,334	$6,784	421	1984	10/4/2017
Promenade Shopping Center	Jacksonville, FL	—	6,507	6,149	283	6,559	6,380	$12,939	1,037	1990	10/4/2017
Quail Valley Shopping Center	Missouri City, TX	—	2,452	11,501	622	2,480	12,093	$14,573	831	1983	10/4/2017
Hillside West	Hillside, UT	—	691	1,739	—	691	1,739	$2,430	90	2006	10/4/2017
Rolling Hills Shopping Center	Tucson, AZ	8,747	5,398	11,792	69	5,398	11,862	$17,260	829	1980/1997	10/4/2017
South Oaks Shopping Center	Live Oak, FL	3,355	1,742	5,119	10	1,746	5,126	$6,872	697	1976/2000	10/4/2017
East Pointe Plaza	Columbia, SC	—	7,492	11,752	402	7,764	11,882	$19,646	1,338	1990	10/4/2017
Southgate Center	Heath, OH	—	4,246	22,752	88	4,261	22,825	$27,086	1,541	1960/1997	10/4/2017
Country Club Center	Rio Rancho, NM	—	1,866	2,612	(688)	1,341	2,449	$3,790	44	1977	10/4/2017
Summerville Galleria	Summerville, SC	—	4,104	8,668	219	4,310	8,680	$12,990	649	1989/2003	10/4/2017
The Oaks	Hudson, FL	—	3,535	5,527	(140)	3,443	5,479	$8,922	48	1981	10/4/2017
Riverplace Centre	Noblesville, IN	—	3,890	4,044	190	3,934	4,190	$8,124	503	1992	10/4/2017
Timberlake Station	Lynchburg, VA	—	2,427	1,970	67	2,441	2,022	$4,463	309	1950/1996	10/4/2017

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2018
(in thousands)
			Initial Cost		Cost Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Town & Country Center	Hamilton, OH	2,158	2,268	4,372	22	2,279	4,382	$6,661	396	1950	10/4/2017
Powell Villa	Portland, OR	—	3,364	7,318	2,719	3,396	10,006	$13,402	452	1959/1991	10/4/2017
Towne Crossing Shopping Center	Mesquite, TX	—	5,358	15,537	707	5,379	16,223	$21,602	1,074	1984	10/4/2017
Village at Waterford	Midlothian, VA	4,378	2,702	5,194	138	2,768	5,266	$8,034	382	1991	10/4/2017
Buckingham Square	Richardson, TX	—	2,087	6,392	480	2,120	6,839	$8,959	462	1978	10/4/2017
Western Square Shopping Center	Laurens, SC	—	1,013	3,333	103	1,045	3,403	$4,448	515	1978/1991	10/4/2017
White Oaks Plaza	Spindale, NC	—	2,568	3,350	(542)	2,124	3,252	$5,376	56	1988	10/4/2017
Windsor Center	Dallas, NC	—	2,488	5,186	29	2,488	5,214	$7,702	531	1974/1996	10/4/2017
Winery Square	Fairfield, CA	—	4,288	14,333	169	4,433	14,357	$18,790	898	1987	10/4/2017
12 West Marketplace	Litchfield, MN	—	835	3,538	105	940	3,538	$4,478	475	1989	10/4/2017
Orchard Plaza	Altoona, PA	1,388	2,537	5,366	4	2,537	5,370	$7,907	516	1987	10/4/2017
Willowbrook Commons	Nashville, TN	—	5,384	6,002	169	5,462	6,093	$11,555	496	2005	10/4/2017
Edgewood Towne Center	Edgewood, PA	—	10,029	22,535	3,075	10,219	25,421	$35,640	1,829	1990	10/4/2017
Everson Pointe	Snellville, GA	—	4,222	8,421	62	4,233	8,472	$12,705	670	1999	10/4/2017
Gleneagles Court	Memphis, TN	—	2,935	5,540	(516)	2,590	5,369	$7,959	26	1988	10/4/2017
Village Square of Delafield	Delafield, WI	—	6,206	6,864	141	6,325	6,886	$13,211	560	2007	10/4/2017
Jasper Manor	Jasper, IN	—	2,311	4,968	(593)	1,912	4,774	$6,686	170	1990	10/4/2017
Pipestone Plaza	Benton Harbor, MI	—	1,432	5,715	(750)	941	5,456	$6,397	34	1978	10/4/2017
Shoppes of Lake Village	Leesburg, FL	—	4,065	3,786	100	4,097	3,854	$7,951	563	1987/1998	2/26/2018
Sierra Vista Plaza	Murrieta, CA	—	9,824	11,669	11	9,831	11,673	$21,504	142	1991	9/28/2018
Wheat Ridge Marketplace	Wheat Ridge, CO	11,987	7,926	8,393	18	7,944	8,393	$16,337	126	1996	10/3/2018
Atlantic Plaza	North Reading, MA	—	12,341	12,699	7	12,341	12,706	$25,047	138	1959/1973	11/9/2018
Staunton Plaza	Staunton, VA	—	4,818	14,380	—	4,818	14,380	$19,198	79	2006	11/16/2018
Bethany Village	Alpharetta, GA	—	6,138	8,355	—	6,138	8,355	$14,493	58	2001	11/16/2018
Northpark Village	Lubbock, TX	—	3,087	6,047	—	3,087	6,047	$9,134	40	1990	11/16/2018
Kings Crossing	Sun City Center, FL	—	5,654	11,225	21	5,654	11,247	$16,901	70	2000/2018	11/16/2018
Lake Washington Crossing	Melbourne, FL	—	4,222	13,553	67	4,222	13,620	$17,842	101	1987/2012	11/16/2018
Kipling Marketplace	Littleton, CO	—	4,020	10,405	48	4,020	10,452	$14,472	73	1983/2009	11/16/2018
MetroWest Village	Orlando, FL	—	6,841	15,333	—	6,841	15,333	$22,174	93	1990	11/16/2018
Spring Cypress Village	Houston, TX	—	9,579	14,567	—	9,579	14,567	$24,146	91	1982/2007	11/16/2018
Commonwealth Square	Folsom, CA	6,370	9,955	12,586	61	9,955	12,647	$22,602	116	1987	11/16/2018
Point Loomis	Milwaukee, WI	—	4,171	4,901	—	4,171	4,901	$9,072	69	1965/1991	11/16/2018

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2018
(in thousands)
			Initial Cost		Cost Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Shasta Crossroads	Redding, CA	—	9,598	18,643	2	9,598	18,645	$28,243	119	1989/2016	11/16/2018
Milan Plaza	Milan, MI	—	925	1,974	20	925	1,993	$2,918	45	1960/1975	11/16/2018
Hilander Village	Roscoe, IL	—	2,581	7,461	—	2,581	7,461	$10,042	80	1994	11/16/2018
Laguna 99 Plaza	Elk Grove, CA	—	5,422	16,952	10	5,422	16,962	$22,384	96	1992	11/16/2018
Southfield Center	St. Louis, MO	—	5,612	13,643	12	5,618	13,650	$19,268	88	1987	11/16/2018
Waterford Park Plaza	Plymouth, MN	—	4,935	19,543	—	4,935	19,543	$24,478	120	1989	11/16/2018
Colonial Promenade	Winter Haven, FL	—	12,403	22,097	15	12,403	22,112	$34,515	162	1986/2008	11/16/2018
Willimantic Plaza	Willimantic, CT	—	3,596	8,859	—	3,596	8,859	$12,455	83	1968/1990	11/16/2018
Quivira Crossings	Overland Park, KS	—	7,512	10,729	13	7,512	10,742	$18,254	85	1996	11/16/2018
Spivey Junction	Stockbridge, GA	—	4,083	10,414	—	4,083	10,414	$14,497	68	1998	11/16/2018
Plaza Farmington	Farmington, NM	—	6,322	9,619	10	6,322	9,630	$15,952	69	2004	11/16/2018
Harvest Plaza	Akron, OH	—	2,693	6,083	—	2,693	6,083	$8,776	43	1974/2000	11/16/2018
Oakhurst Plaza	Seminole, FL	—	2,782	4,506	—	2,782	4,506	$7,288	38	1974/2001	11/16/2018
Old Alabama Square	Johns Creek, GA	—	10,782	17,359	205	10,782	17,564	$28,346	99	2000	11/16/2018
North Point Landing	Modesto, CA	—	8,040	28,422	14	8,040	28,436	$36,476	152	1964/2008	11/16/2018
Glenwood Crossing	Cincinnati, OH	—	4,581	3,922	—	4,581	3,922	$8,503	43	1999	11/16/2018
Rosewick Crossing	La Plata, MD	—	8,252	23,507	—	8,252	23,507	$31,759	134	2008	11/16/2018
Alameda Crossing	Avondale, AZ	13,403	6,692	19,046	—	6,692	19,046	$25,738	123	2006	11/16/2018
Vineyard Center	Templeton, CA	5,428	1,753	6,406	—	1,753	6,406	$8,159	36	2007	11/16/2018
Ocean Breeze Plaza	Jensen Beach, FL	—	6,416	9,986	27	6,416	10,012	$16,428	68	1993/2010	11/16/2018
Central Valley Marketplace	Ceres, CA	—	6,163	17,535	—	6,163	17,535	$23,698	98	2005	11/16/2018
51st & Olive Square	Glendale, AZ	—	2,236	9,038	4	2,236	9,042	$11,278	58	1975/2007	11/16/2018
West Acres Shopping Center	Fresno, CA	—	4,866	5,627	—	4,866	5,627	$10,493	60	1990	11/16/2018
Meadows on the Parkway	Boulder, CO	—	23,954	32,744	15	23,954	32,759	$56,713	181	1989	11/16/2018
Wyandotte Plaza	Kansas City, KS	—	5,204	17,566	—	5,204	17,566	$22,770	102	1961/2015	11/16/2018
Broadlands Marketplace	Broomfield, CO	—	7,434	9,459	—	7,434	9,459	$16,893	66	2002	11/16/2018
Village Center	Racine, WI	—	6,051	26,473	—	6,051	26,473	$32,524	171	2002/2003	11/16/2018
Shoregate Town Center	Willowick, OH	—	7,152	16,282	94	7,152	16,376	$23,528	191	1958/2005	11/16/2018
Plano Market Street	Plano, TX	—	14,837	33,178	68	14,837	33,246	$48,083	175	2009	11/16/2018
Island Walk Shopping Center	Fernandina Beach, FL	—	8,190	19,992	1	8,190	19,992	$28,182	135	1987/2012	11/16/2018
Normandale Village	Bloomington, MN	12,150	8,390	11,407	16	8,390	11,423	$19,813	110	1973	11/16/2018
North Pointe Plaza	North Charleston, SC	—	10,232	26,348	1	10,232	26,349	$36,581	197	1989	11/16/2018

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2018
(in thousands)
			Initial Cost		Cost Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Palmer Town Center	Easton, PA	—	7,331	23,525	—	7,331	23,525	$30,856	139	2005	11/16/2018
Alico Commons	Fort Myers, FL	—	4,670	16,557	3	4,670	16,560	$21,230	93	2009	11/16/2018
Windover Square	Melbourne, FL	—	4,115	13,309	8	4,115	13,317	$17,432	76	1984/2010	11/16/2018
Rockledge Square	Rockledge, FL	—	3,477	4,469	—	3,477	4,469	$7,946	53	1985	11/16/2018
Port St. John Plaza	Port St. John, FL	—	3,305	5,636	24	3,305	5,660	$8,965	52	1986	11/16/2018
Fairfield Commons	Lakewood, CO	—	8,802	29,946	13	8,802	29,959	$38,761	158	1985	11/16/2018
Cocoa Commons	Cocoa, FL	—	4,838	8,247	—	4,838	8,247	$13,085	73	1986	11/16/2018
Hamilton Mill Village	Dacula, GA	—	7,059	9,678	—	7,059	9,678	$16,737	69	1996	11/16/2018
Amherst Marketplace	Amherst, OH	—	4,297	6,946	—	4,297	6,946	$11,243	58	1996	11/16/2018
Sheffield Crossing	Sheffield Village, OH	—	8,841	10,232	8	8,841	10,240	$19,081	82	1989	11/16/2018
The Shoppes at Windmill Place	Batavia, IL	—	8,186	16,005	—	8,186	16,005	$24,191	108	1991/1997	11/16/2018
Stone Gate Plaza	Crowley, TX	7,478	5,261	7,007	16	5,261	7,023	$12,284	46	2003	11/16/2018
Everybody's Plaza	Cheshire, CT	—	2,520	10,096	250	2,520	10,346	$12,866	56	1960/2005	11/16/2018
Lakewood City Center	Lakewood, OH	—	1,593	10,308	8	1,593	10,316	$11,909	54	1991	11/16/2018
Carriagetown Marketplace	Amesbury, MA	—	7,084	15,492	69	7,115	15,530	$22,645	103	2000	11/16/2018
Crossroads of Shakopee	Shakopee, MN	—	8,869	20,320	13	8,869	20,332	$29,201	145	1998	11/16/2018
Broadway Pavilion	Santa Maria, CA	—	8,512	20,427	2	8,512	20,429	$28,941	125	1987	11/16/2018
Sanibel Beach Place	Fort Myers, FL	—	3,918	7,043	—	3,918	7,043	$10,961	55	2003	11/16/2018
Shoppes at Glen Lakes	Weeki Wachee, FL	—	3,118	7,473	74	3,118	7,548	$10,666	48	2008	11/16/2018
Bartow Marketplace	Cartersville, GA	—	11,944	24,610	—	11,944	24,610	$36,554	216	1995	11/16/2018
Bloomingdale Hills	Riverview, FL	—	4,384	5,179	—	4,384	5,179	$9,563	49	2002/2012	11/16/2018
University Plaza	Amherst, NY	—	2,778	9,800	13	2,778	9,814	$12,592	46	1980/1999	11/16/2018
McKinney Market Street	McKinney, TX	3,379	10,941	16,061	553	10,941	16,614	$27,555	109	2003	11/16/2018
Montville Commons	Montville, CT	9,282	12,417	11,091	—	12,417	11,091	$23,508	96	2007	11/16/2018
Shaw's Plaza Raynham	Raynham, MA	—	7,769	26,829	15	7,769	26,843	$34,612	176	1965/1998	11/16/2018
Suntree Square	Southlake, TX	9,374	6,335	15,642	5	6,335	15,647	$21,982	95	2000	11/16/2018
Green Valley Plaza	Henderson, NV	—	7,284	16,879	—	7,284	16,879	$24,163	103	1978/1982	11/16/2018
Crosscreek Village	St. Cloud, FL	—	3,821	9,604	—	3,821	9,604	$13,425	61	2008	11/16/2018
Market Walk	Savannah, GA	—	20,679	31,836	2	20,679	31,838	$52,517	196	2014/2015	11/16/2018
Livonia Plaza	Livonia, MI	—	4,118	17,037	—	4,118	17,037	$21,155	109	1988	11/16/2018
Franklin Centre	Franklin, WI	7,579	6,353	5,482	—	6,353	5,482	$11,835	85	1994/2009	11/16/2018
Plaza 23	Pompton Plains, NJ	—	11,412	40,144	160	11,424	40,292	$51,716	216	1963/1997	11/16/2018
Shorewood Crossing	Shorewood, IL	—	9,497	20,993	3	9,497	20,996	$30,493	133	2001	11/16/2018

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2018
(in thousands)
			Initial Cost		Cost Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Herndon Place	Fresno, CA	—	7,148	10,071	13	7,148	10,084	$17,232	83	2005	11/16/2018
Windmill Marketplace	Clovis, CA	—	2,775	7,299	—	2,775	7,299	$10,074	40	2001	11/16/2018
Riverlakes Village	Bakersfield, CA	13,827	8,567	15,242	57	8,567	15,299	$23,866	89	1997	11/16/2018
Bells Fork	Greenville, NC	—	2,846	6,455	18	2,846	6,473	$9,319	39	2006	11/16/2018
Evans Towne Centre	Evans, GA	—	4,018	7,013	7	4,018	7,020	$11,038	53	1995	11/16/2018
Mansfield Market Center	Mansfield, TX	—	4,672	13,154	—	4,672	13,154	$17,826	73	2015	11/16/2018
Ormond Beach Mall	Ormond Beach, FL	—	4,954	7,006	—	4,954	7,006	$11,960	56	1967/2010	11/16/2018
Heritage Plaza	Carol Stream, IL	9,510	6,205	16,507	11	6,205	16,518	$22,723	100	1988	11/16/2018
Mountain Crossing	Dacula, GA	4,312	6,602	6,835	1	6,618	6,820	$13,438	51	1997	11/16/2018
Seville Commons	Arlington, TX	—	4,689	12,602	9	4,689	12,611	$17,300	76	1987	11/16/2018
Loganville Town Center	Loganville, GA	—	4,922	6,625	—	4,922	6,625	$11,547	53	1997	11/16/2018
Cinco Ranch at Market Center	Katy, TX	—	5,553	14,053	6	5,553	14,059	$19,612	52	2007/2008	12/12/2018
Northlake(5)		8,490	2,327	11,806	228	2,367	11,995	$14,362	671	1985	10/4/2017
Corporate Adjustments(6)		—	6	2,751	(4,107)	(669)	(681)	$(1,350)	(12)
Totals		$334,117	$1,567,538	$3,149,739	$131,206	$1,598,063	$3,250,420	$4,848,483	$393,970

(1)	Assets held for sale are not included in our Schedule III report.

(2)	Encumbrances do not include our capital leases.

(3)	The reduction to costs capitalized subsequent to acquisition could include parcels/out-parcels sold, and assets held-for-sale.

(4)	The aggregate cost of properties for Federal income tax purposes is approximately $4.8 billion at December 31, 2018.

(5)	Amounts consist of corporate building and land.

(6)	Amounts consist of elimination of intercompany construction management fees charged by the property manager to the owned real estate.

Reconciliation of real estate owned:

	2018	2017
Balance at January 1	$3,384,971	$2,329,080
Additions during the year:
Real estate acquisitions	1,850,294	1,021,204
Net additions to/improvements of real estate	12,936	40,192
Deductions during the year:
Real estate dispositions	(353,492)	(5,505)
Impairment of real estate	(46,226)	—
Balance at December 31	$4,848,483	$3,384,971
Reconciliation of accumulated depreciation:

	2018	2017
Balance at January 1	$314,080	$222,557
Additions during the year:
Depreciation expense	96,788	92,156
Deductions during the year:
Accumulated depreciation of real estate dispositions	(9,355)	(633)
Accumulated depreciation of impaired real estate	(7,543)	—
Balance at December 31	$393,970	$314,080
* * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 13th day of March 2019.

PHILLIPS EDISON & COMPANY, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	March 13, 2019
Jeffrey S. Edison

/s/ DEVIN I. MURPHY	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2019
Devin I. Murphy

/s/ JENNIFER L. ROBISON	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	March 13, 2019
Jennifer L. Robison

/s/ LESLIE T. CHAO	Director	March 13, 2019
Leslie T. Chao

/s/ PAUL J. MASSEY, JR.	Director	March 13, 2019
Paul J. Massey, Jr.

/s/ STEPHEN R. QUAZZO	Director	March 13, 2019
Stephen R. Quazzo

/s/ GREGORY S. WOOD	Director	March 13, 2019
Gregory S. Wood

/s/ JOHN A. STRONG	Director	March 13, 2019
John A. Strong

/s/ DAVID W. GARRISON	Director	March 13, 2019
David W. Garrison