Form 10-Q
period 2019-03-31
Phillips Edison & Company, Inc.
filed 2019-05-10
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted, pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes  ☑    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
As of May 1, 2019, there were 282.9 million outstanding shares of common stock of the Registrant.

PHILLIPS EDISON & COMPANY, INC.
FORM 10-Q

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Investment in real estate:
Land and improvements	$1,592,232	$1,598,063
Building and improvements	3,234,798	3,250,420
In-place lease assets	461,805	464,721
Above-market lease assets	66,747	67,140
Total investment in real estate assets	5,355,582	5,380,344
Accumulated depreciation and amortization	(619,874)	(565,507)
Net investment in real estate assets	4,735,708	4,814,837
Investment in unconsolidated joint ventures	43,998	45,651
Total investment in real estate assets, net	4,779,706	4,860,488
Cash and cash equivalents	12,684	16,791
Restricted cash	74,074	67,513
Accounts receivable – affiliates	5,958	5,125
Corporate intangible assets, net	13,116	14,054
Goodwill	29,066	29,066
Other assets, net	136,680	153,076
Real estate investment and other assets held for sale	5,764	17,364
Total assets	$5,057,048	$5,163,477

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,415,762	$2,438,826
Below-market lease liabilities, net	127,988	131,559
Earn-out liability	32,000	39,500
Deferred income	12,096	14,025
Accounts payable and other liabilities	119,742	126,074
Liabilities of real estate investment held for sale	275	596
Total liabilities	2,707,863	2,750,580
Commitments and contingencies (Note 10)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued
and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 281,549 and 279,803
shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,815	2,798
Additional paid-in capital	2,693,946	2,674,871
Accumulated other comprehensive (loss) income (“AOCI”)	(61)	12,362
Accumulated deficit	(745,740)	(692,045)
Total stockholders’ equity	1,950,960	1,997,986
Noncontrolling interests	398,225	414,911
Total equity	2,349,185	2,412,897
Total liabilities and equity	$5,057,048	$5,163,477

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$128,860	$93,886
Fees and management income	3,261	8,712
Other property income	648	601
Total revenues	132,769	103,199
Expenses:
Property operating	22,866	18,115
Real estate taxes	17,348	13,147
General and administrative	13,285	10,461
Depreciation and amortization	60,989	46,427
Impairment of real estate assets	13,717	—
Total expenses	128,205	88,150
Other:
Interest expense, net	(25,009)	(16,779)
Gain on disposal of property, net	7,121	—
Other income (expense), net	7,536	(107)
Net loss	(5,788)	(1,837)
Net loss attributable to noncontrolling interests	593	237
Net loss attributable to stockholders	$(5,195)	$(1,600)
Earnings per common share:
Net loss per share attributable to stockholders - basic and diluted (See Note 13)	$(0.02)	$(0.01)

Comprehensive (loss) income:
Net loss	$(5,788)	$(1,837)
Other comprehensive (loss) income:
Change in unrealized value on interest rate swaps	(14,361)	13,488
Comprehensive (loss) income	(20,149)	11,651
Net loss attributable to noncontrolling interests	593	237
Comprehensive loss (income) attributable to noncontrolling interests	1,938	(2,603)
Comprehensive (loss) income attributable to stockholders	$(17,618)	$9,285

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at January 1, 2018	185,233	$1,852	$1,629,130	$16,496	$(601,238)	$1,046,240	$432,442	$1,478,682
Share repurchases	(366)	(4)	(4,011)	—	—	(4,015)	—	(4,015)
Dividend reinvestment plan (“DRIP”)	1,160	12	12,752	—	—	12,764	—	12,764
Change in unrealized value on interest rate swaps	—	—	—	10,885	—	10,885	2,603	13,488
Common distributions declared, $0.17 per share	—	—	—	—	(31,326)	(31,326)	—	(31,326)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,789)	(6,789)
Share-based compensation expense	—	—	318	—	—	318	—	318
Other	—	—	(13)	—	—	(13)	—	(13)
Net loss	—	—	—	—	(1,600)	(1,600)	(237)	(1,837)
Balance at March 31, 2018	186,027	$1,860	$1,638,176	$27,381	$(634,164)	$1,033,253	$428,019	$1,461,272

Balance at December 31, 2018	279,803	$2,798	$2,674,871	$12,362	$(692,045)	$1,997,986	$414,911	$2,412,897
Adoption of new accounting pronouncement (see Note 3)	—	—	—	—	(528)	(528)	—	(528)
Balance at January 1, 2019	279,803	$2,798	$2,674,871	$12,362	$(692,573)	$1,997,458	$414,911	$2,412,369
Share repurchases	(605)	(6)	(6,674)	—	—	(6,680)	—	(6,680)
DRIP	1,603	16	17,702	—	—	17,718	—	17,718
Change in unrealized value on interest rate swaps	—	—	—	(12,423)	—	(12,423)	(1,938)	(14,361)
Common distributions declared, $0.17 per share	—	—	—	—	(47,972)	(47,972)	—	(47,972)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,167)	(7,167)
Share-based compensation expense	—	—	433	—	—	433	839	1,272
Share-based awards vesting	58	—	—	—	—	—	—	—
Share-based awards retained for taxes	(18)	—	(206)	—	—	(206)	—	(206)
Conversion of noncontrolling interests	708	7	7,820	—	—	7,827	(7,827)	—
Net loss	—	—	—	—	(5,195)	(5,195)	(593)	(5,788)
Balance at March 31, 2019	281,549	$2,815	$2,693,946	$(61)	$(745,740)	$1,950,960	$398,225	$2,349,185

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,788)	$(1,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of real estate assets	59,342	42,040
Impairment of real estate assets	13,717	—
Depreciation and amortization of corporate assets	1,647	4,128
Amortization of deferred financing expenses	1,297	1,226
Net amortization of above- and below-market leases	(1,133)	(1,007)
Gain on disposal of property, net	(7,121)	—
Change in fair value of earn-out liability	(7,500)	—
Straight-line rent	(1,713)	(1,057)
Share-based compensation expense	1,272	318
Equity in net loss of unconsolidated joint ventures	456	—
Other	2,766	1
Changes in operating assets and liabilities:
Other assets, net	1,923	(4,389)
Accounts payable and other liabilities	(17,921)	(15,913)
Net cash provided by operating activities	41,244	23,510
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(8,374)
Capital expenditures	(8,574)	(8,593)
Proceeds from sale of real estate	35,755	39
Return of investment in unconsolidated joint ventures	1,197	—
Net cash provided by (used in) investing activities	28,378	(16,928)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	(22,000)	(36,000)
Proceeds from mortgages and loans payable	—	65,000
Payments on mortgages and loans payable	(2,428)	(2,646)
Distributions paid, net of DRIP	(30,132)	(18,710)
Distributions to noncontrolling interests	(6,958)	(6,827)
Repurchases of common stock	(5,444)	(2,875)
Other	(206)	—
Net cash used in financing activities	(67,168)	(2,058)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,454	4,524
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	84,304	27,445
End of period	$86,758	$31,969

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$12,684	$14,690
Restricted cash	74,074	17,279
Cash, cash equivalents, and restricted cash at end of period	$86,758	$31,969

	2019	2018
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$21,679	$15,792
Accrued capital expenditures	2,095	2,252
Change in distributions payable	122	—
Change in distributions payable - noncontrolling interests	209	—
Change in accrued share repurchase obligation	1,236	1,140
Distributions reinvested	17,718	12,764

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
We invest primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own properties, our third-party investment management business provides comprehensive real estate and asset management services to (i) Phillips Edison Grocery Center REIT III, Inc. (“PECO III”), a non-traded publicly registered REIT; (ii) three institutional joint ventures; and (iii) one private fund (collectively, the “Managed Funds”).
In November 2018, we completed a merger (the “Merger”) with Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), a
public non-traded REIT that was advised and managed by us, in a 100% stock-for-stock transaction valued at approximately
$1.9 billion. As a result of the Merger, we acquired 86 properties and a 20% equity interest in Necessity Retail Partners (“NRP” or the “NRP joint venture”), a joint venture that owned 13 properties. For a more detailed discussion, see Note 4.
In November 2018, through our direct or indirect subsidiaries, we entered into a joint venture with The Northwestern
Mutual Life Insurance Company (“Northwestern Mutual”) and we contributed or sold 17 grocery-anchored shopping centers with a fair value of approximately $359 million at formation to the new joint venture, Grocery Retail Partners I LLC (“GRP I” or the “GRP I joint venture”), in exchange for a 15% ownership interest in GRP I. For a more detailed discussion, see Note 6.
As of March 31, 2019, we wholly-owned fee simple interests in 300 real estate properties. In addition, we owned a 20% equity interest in NRP and a 15% interest in GRP I, as described previously.

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
Other than those noted below, there have been no changes to our significant accounting policies during the three months ended March 31, 2019. For a full summary of our accounting policies, refer to our 2018 Annual Report on Form 10-K filed with the SEC on March 13, 2019.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2019, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Leases—We are party to a number of lease agreements, both as a lessor as well as a lessee of various types of assets.
Lessor—The majority of our revenue is lease revenue derived from our real estate assets, which is accounted for under Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). We adopted the accounting guidance contained within ASC 842 on January 1, 2019, the effective date of the standard for public companies. We record lease and lease-related revenue as Rental Income on the consolidated statements of operations and comprehensive (loss) income, also referred to herein as our “consolidated statements of operations”, in accordance with ASC 842.
We enter into leases primarily as a lessor as part of our real estate operations, and leases represent the majority of our revenue. We lease space in our properties generally in the form of operating leases. Our leases typically provide for reimbursements from tenants for common area maintenance, insurance, and real estate tax expenses. Common area maintenance reimbursements can be fixed, with revenue earned on a straight-line basis over the term of the lease, or variable, with revenue recognized as services are performed for which we will be reimbursed.

The terms and expirations of our operating leases with our tenants are generally similar. The majority of leases for inline (non-anchor) tenants have terms that range from 2 to 10 years, and the majority of leases for anchor tenants range from 3 to 13 years. In both cases, the full term of the lease prior to our acquisition or assumption of the lease will generally be longer, however, we are measuring the commencement date for these purposes as being the date that we acquired or assumed the lease, excluding option periods.
The lease agreements frequently contain fixed-price renewal options to extend the terms of leases and other terms and conditions as negotiated. In calculating the term of our leases, we consider whether these options are reasonably certain to be exercised. Our determination involves a combination of contract-, asset-, entity-, and market-based factors and involves considerable judgment. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Currently, our tenants have no options to purchase at the end of the lease term, although in a small number of leases, a tenant, usually the anchor tenant, may have the right of first refusal to purchase one of our properties if we elect to sell the center.
Beginning January 1, 2019, we evaluate whether a lease is an operating, sales-type, or direct financing lease using the criteria established in ASC 842. Leases will be considered either sales-type or direct financing leases if any of the following criteria are met:

•	if the lease transfers ownership of the underlying asset to the lessee by the end of the term;

•	if the lease grants the lessee an option to purchase the underlying asset that is reasonably certain to be exercised;

•	if the lease term is for the major part of the remaining economic life of the underlying asset; or

•	if the present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.
We utilize substantial judgment in determining the fair value of the leased asset, the economic life of the leased asset, and the relevant borrowing rate in performing our lease classification analysis. If none of the criteria listed above are met, the lease is classified as an operating lease. Currently all of our leases are classified as operating leases, and we expect that the majority, if not all, of our leases will continue to be classified as operating leases based upon our typical lease terms.
We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. The determination of when revenue recognition under a lease begins, as well as the nature of the leased asset, is dependent upon our assessment of who is the owner, for accounting purposes, of any related tenant improvements. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space, and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.
If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (i.e. the lessee is the owner), then the leased asset is the unimproved space and any tenant allowances funded under the lease are treated as lease incentives, which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. We consider a number of different factors in evaluating whether the lessee or we are the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.
The majority of our leases provide for fixed rental escalations, and we recognize rental income on a straight-line basis over the term of each lease in such instances. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of Other Assets, Net. Due to the impact of the straight-line adjustments, rental income generally will be greater than the cash collected in the early years and will be less than the cash collected in the later years of a lease.
Reimbursements from tenants for recoverable real estate taxes and operating expenses that are fixed per the terms of the applicable lease agreements are recorded on a straight-line basis, as described above. The majority of our lease agreements with tenants, however, provide for tenant reimbursements that are variable depending upon the applicable expenses incurred. These reimbursements are accrued as revenue in the period in which the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements. Both fixed and variable tenant reimbursements are recorded as Rental Income in the consolidated statements of operations. In certain cases, the lease agreement may stipulate that a tenant make a direct payment for real estate taxes to the relevant taxing authorities. In these cases, beginning on January 1, 2019, we no longer record any revenue or expense related to these tenant expenditures. Although we expect such cases to be rare, in the event that a direct-paying tenant failed to make their required payment to the taxing authorities, we would potentially be liable for such amounts, although they are not recorded as a liability in our consolidated balance sheets per the requirements of ASC 842. We have made a policy election to exclude amounts collected from customers for all sales tax and other similar taxes from the transaction price in our recognition of lease revenue.
Additionally, we record an immaterial amount of variable revenue in the form of percentage rental income. Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.

In some instances, as part of our negotiations, we may offer lease incentives to our tenants. These incentives usually take the form of payments made to or on behalf of the tenant, and such incentives will be deducted from the lease payment and recorded on a straight-line basis over the term of the new lease.
We record lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered tenant-specific intangibles and other assets. We record lease termination income as rental income in the consolidated statements of operations.
Historically, we periodically reviewed the collectability of outstanding receivables. Following the adoption of ASC 842, as of January 1, 2019, lease receivables are reviewed continually to determine whether or not it is likely that we will realize all amounts receivable for each of our tenants (i.e. whether a tenant is deemed to be a credit risk). If we determine that the tenant is not a credit risk, no reserve or reduction of revenue is recorded, except in the case of disputed charges. If we determine that the tenant is a credit risk, revenue for that tenant is recorded on a cash basis, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Rental Income rather than in Property Operating, where our reserves were previously recorded, on the consolidated statements of operations.
Lessee—We enter into leases as a lessee as part of our real estate operations in the form of ground leases of land, and as part of our corporate operations in the form of office space and office equipment leases. Ground leases typically have initial terms of 15-40 years with one or more options to renew for additional terms of 3-5 years, and may include options that grant us as the lessee the right to terminate the lease, without penalty, in advance of the full lease term. Our office space leases generally have terms of less than ten years with no renewal options. Office equipment leases typically have terms ranging from 3-5 years with options to extend the term for a year or less, but contain minimal termination rights. In calculating the term of our leases, we consider whether we are reasonably certain to exercise renewal and/or termination options. Our determination involves a combination of contract-, asset-, entity-, and market-based factors and involves considerable judgment.
Currently, neither our operating leases nor our finance leases have residual value guarantees or other restrictions or covenants, but a small number may contain nonlease components which have been deemed not material. Beginning January 1, 2019, we evaluate whether a lease is a finance or operating lease using the criteria established in ASC 842. The criteria we use to determine whether a lease is a finance lease are the same as those we use to determine whether a lease is sales-type lease as a lessor. If none of the finance lease criteria is met, we classify the lease as an operating lease.
We record right-of-use (“ROU”) assets and liabilities in the consolidated balance sheets based upon the terms and conditions of the applicable lease agreement. We use discount rates to calculate the present value of lease payments when determining lease classification and measuring our lease liability. We use the rate implicit in the lease as our discount rate unless that rate cannot be readily determined, in which case we consider various factors to select an appropriate discount rate. This requires the application of judgment, and we consider the length of the lease as well as the length and securitization of our outstanding debt agreements in selecting an appropriate rate.
Revenue Recognition—In addition to our lease-related revenue, we also earn fee revenues by providing services to the Managed Funds. These fees are accounted for within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), and are recorded as Fees and Management Income on the consolidated statements of operations. We provide services to the Managed Funds, all of which are considered related parties. These services primarily include asset acquisition and disposition services, asset management, operating and leasing of properties, construction management, and other general and administrative responsibilities. These services are currently provided under various combinations of advisory agreements, property management agreements, and other service agreements (the “Management Agreements”). The wide variety of duties within the Management Agreements makes determining the performance obligations within the contracts a matter of judgment. We have concluded that each of the separately disclosed fee types in the below table represents a separate performance obligation within the Management Agreements.

The table below shows the most significant of these fee types in the Management Agreements:

Fee	Performance Obligation Satisfied	Timing of Payment	Description
Asset Management	Over time	Monthly, in cash and/or ownership units	Because each increment of service is distinct, although substantially the same, revenue is recognized at the end of each reporting period based upon asset base and the applicable rate.
Property Management	Over time	In cash, monthly	Because each increment of service is distinct, although substantially the same, revenue is recognized at the end of each month based on a percentage of the properties’ cash receipts.
Leasing Commissions	Point in time (upon close of a transaction)	In cash, upon completion	Revenue is recognized in an amount equal to the fees charged by unaffiliated persons rendering comparable services in the same geographic location.
Construction Management	Point in time (upon close of a project)	In cash, upon completion	Revenue is recognized in an amount equal to the fees charged by unaffiliated persons rendering comparable services in the same geographic location.
Acquisition	Point in time (upon close of a transaction)	In cash, upon close of the transaction	Revenue is recognized based on a percentage of the purchase price of the property acquired.
Disposition	Point in time (upon close of a transaction)	In cash, upon close of the transaction	Revenue is recognized based on a percentage of the disposition price of the property sold.
Due to the nature of the services being provided under our Management Agreements, each performance obligation has a variable component. Therefore, when we determine the transaction price for the contracts, we are required to constrain our estimate to an amount that is not probable of significant revenue reversal. For most of these fee types, such as acquisition fees and leasing commissions, compensation only occurs if a transaction takes place and the amount of compensation is dependent upon the terms of the transaction. For our property and asset management fees, due to the large number and broad range of possible consideration amounts, we calculate the amount earned at the end of each month.
In addition to the fees listed above, certain of our Management Agreements include the potential for additional revenues if certain market conditions are in place or certain events take place. We have not recognized revenue related to these fees, nor will we until it is no longer highly probable that there would be a material reversal of revenue.
Additionally, effective January 1, 2018, sales or transfers to non-customers of non-financial assets or in substance non-financial assets that do not meet the definition of a business are accounted for within the scope of ASC Topic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). Generally, our sales of real estate would be considered a sale of a non-financial asset as defined by ASC 610-20. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would de-recognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. Further, we may defer a tax gain through an Internal Revenue Code (the “Code”) Section 1031 like-kind exchange by purchasing another property within a specified time period. For additional information regarding gain on sale of assets, refer to Note 5.
Income Taxes—Our consolidated financial statements include the operations of wholly owned subsidiaries that have jointly elected to be treated as Taxable REIT Subsidiaries (“TRS”) and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. During the three months ended March 31, 2019 and 2018, no income tax expense or benefit was reported as we recorded a full valuation allowance for our net deferred tax asset.

Recently Issued and Newly Adopted Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326):
Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Financial Instruments - Credit Losses (Topic 326): Codification Improvements

The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. It clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842. This update is effective for public entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted after December 15, 2018.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820)
This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the Financial Accounting Standards Board’s disclosure framework project. It is effective for annual and interim reporting beginning after December 15, 2019, but early adoption is accepted.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
This Update amends two aspects of the related-party guidance in ASC 810: (1) adds an elective private-company scope exception to the variable interest entity guidance for entities under common control and (2) indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For entities other than private companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. All entities are required to apply the amendments in this update retrospectively with a cumulative effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

The following table provides a brief description of newly adopted accounting pronouncements and their effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842)

ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842

ASU 2018-10, Codification Improvements to Topic 842, Leases

ASU 2018-11, Leases (Topic 842): Targeted Improvements

ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

ASU 2019-01, Lease (Topic 842): Codification Improvements
	These updates amended existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.	January 1, 2019
We adopted this standard on January 1, 2019 and a modified retrospective transition approach was required. We determined that the adoption had a material impact on our consolidated financial statements; please refer to Note 3 for additional details.

We elected to utilize the following optional practical expedients upon adoption:
- Package of practical expedients which permits us not to reassess our prior conclusions about lease identification, lease classification, and initial direct costs.
- Practical expedient permitting us not to assess whether existing, expired, or current land easements either are or contain a lease.
- Practical expedient which permits us as a lessor not to separate non-lease components, such as common area maintenance reimbursements, from the associated lease component, provided that the timing and pattern of transfer of the services are substantially the same. Because of our decision to elect this practical expedient, we will no longer present our Rental Income and Tenant Recovery Income amounts separately on our statements of income, and have reclassified Tenant Recovery Income amounts to Rental Income for all periods presented on the consolidated statements of operations and comprehensive income (loss).
- Practical expedient which permits us not to record a right of use asset or lease liability related to leases of twelve months or fewer, but instead allows us to record expense related to any such leases as it is incurred.

ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting
The amendments in this update expanded the scope of Topic 718: Compensation - Stock Compensation to include share-base payment transactions for acquiring goods and services from non-employees, except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period).
		January 1, 2019	The adoption of this standard did not have a material impact on our consolidated financial statements.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
This update permitted use of the OIS rate based on the SOFR as a US benchmark interest rate for hedge accounting purposes under Topic 815. The purpose of this was to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.
		January 1, 2019	The adoption of this standard did not have a material impact on our consolidated financial statements.
Reclassifications—The following line item on our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018, was reclassified to conform to current year presentation:

•	Tenant Recovery was combined with Rental Income.
The following line items on our consolidated statements of cash flows for the three months ended March 31, 2018, were reclassified to conform to current year presentation:

•	Accounts Receivable - Affiliates was combined with Other Assets;

•	Share-based Compensation Expense was reclassified from Other; and

•	Accounts Payable - Affiliates was combined with Accounts Payable and Other Liabilities.

3. LEASES
Standard Adoption—Effective January 1, 2019, we adopted ASU 2016-02, Leases. This standard was adopted in conjunction with the related updates, ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Leases (Topic 842): Targeted Improvements; and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, collectively “ASC 842,” using a modified-retrospective approach, as required. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The adoption of ASC 842 resulted in a $0.5 million adjustment to the current year’s opening balance in Accumulated Deficit on the consolidated balance sheets as a result of recognizing ROU assets and lease liabilities as well as adjustments to our collectability reserve. Beginning in January 1, 2019, due to the new standard’s narrowed definition of initial direct costs, we now expense as incurred significant lease origination costs which were previously capitalized as initial direct costs and amortized to expense over the lease term. We capitalized $6.2 million of internal costs for the year ended December 31, 2018, some of which we will continue to capitalize in accordance with the standard. During the three months ended March 31, 2019, the amounts capitalized were $0.7 million, compared to $1.1 million during the three months ended March 31, 2018. Amounts that were capitalized prior to the adoption of ASC 842 will continue to be amortized over their remaining lives.
Additionally, ASC 842 requires that lessors exclude from variable payments all costs paid by a lessee directly to a third party. For the year ended December 31, 2018, $8.0 million in real estate tax payments made by tenants directly to third parties was recorded by us as both Tenant Recovery Income and Real Estate Taxes. This amount was approximately $1.4 million for the three months ended March 31, 2018. Beginning January 1, 2019, such amounts are no longer recognized by us. As the recorded expense was completely offset by the related payments made directly by the tenants to the taxing authorities, this has no net impact to earnings.
Beginning January 1, 2019, operating lease receivables are accounted for under ASC 842, which requires us to recognize changes in the collectability assessment for an operating lease as an adjustment to lease income. For the year ended December 31, 2018, $2.9 million of expense was recorded as Property Operating on our consolidated statements of operations, which would have been recorded as a reduction to Rental Income under the new standard. For the three months ended March 31, 2019, the total amount recorded as a reduction to Rental Income as a result of collectability reserves was $0.5 million.
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases.
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of March 31, 2019, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Operating
Remaining 2019	$281,819
2020	349,800
2021	304,000
2022	259,800
2023	209,120
2024 and thereafter	591,618
Total	$1,996,157
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of March 31, 2019. As of March 31, 2019, our real estate investments in Florida and California represented 12.2% and 10.2% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic or weather developments in the Florida and California real estate markets.
Lessee—As a lessee, we recognized additional operating liabilities of $6.2 million with corresponding ROU assets of $6.0 million, and the difference between them was recorded as an adjustment to Accumulated Deficit on the consolidated balance sheets. These asset and liability amounts represent the present value of the remaining minimum rental payments under current leasing standards for existing leases, adjusted as appropriate for amounts written off in transition to the new guidance. The initial measurement of a ROU asset may differ from the initial measurement of the corresponding lease liability due to initial direct costs, prepaid lease payments, and lease incentives.

Below are the amounts recorded in our consolidated statements of operations and cash flows related to our ROU assets and lease liabilities by lease type (dollars in thousands):

Three Months Ended
March 31, 2019
Statements of operations information:
Finance lease cost:
Amortization of ROU assets	$64
Interest on lease liabilities	5
Operating lease costs	348
Short term lease expense	391

Statements of cash flows information:
Operating cash flows used for operating leases	$(362)
Financing cash flows used for finance leases	(60)
ROU assets obtained in exchange for new lease liabilities	36
Lease assets, grouped by balance sheet line where they are recorded, consisted of the following as of March 31, 2019 (in thousands):

March 31, 2019
Assets
Investment in Real Estate:
ROU asset - operating leases	$4,707
Less: accumulated amortization	(85)
Total in Investment in Real Estate	4,622
Other Assets:
ROU asset - operating leases	1,340
ROU asset - finance leases	575
Less: accumulated amortization	(314)
Total in Other Assets	1,601
Total ROU lease assets(1)	$6,223

Liabilities
Accounts Payable and Other Liabilities:
Operating lease liability	$5,886
Debt Obligations, Net:
Finance lease liability	512
Total lease liabilities(1)	$6,398

(1)
As of March 31, 2019, the weighted average remaining lease term was approximately 2.0 years for finance leases and 20.5 years for operating leases. The weighted average discount rate was 3.55% for finance leases and 4.16% for operating leases.

Future undiscounted payments for fixed lease charges by lease type as of March 31, 2019, are as follows (in thousands):

	Undiscounted
	Operating	Finance
Remaining 2019	$1,026	$198
2020	927	263
2021	446	66
2022	392	—
2023	238	—
Thereafter	6,248	—
Total undiscounted cash flows from leases	9,277	527
Total lease liabilities recorded at present value	5,886	512
Difference between undiscounted cash flows and present value of lease liabilities	$3,391	$15

4. MERGER WITH REIT II
During November 2018, we acquired 86 properties as part of the Merger with REIT II. Under the terms of the Merger, at the time of closing, the following consideration was given in exchange for REIT II common stock (in thousands):

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
To complete the Merger, we issued 2.04 shares of our common stock in exchange for each issued and outstanding share of REIT II common stock, which was equivalent to $22.54 based on our most recent estimated value per share (“EVPS”), as of the date of the transaction, of $11.05. The exchange ratio was based on a thorough review of the relative valuation of each entity, including factoring in our investment management business as well as each company’s transaction costs.
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
Assets Acquired and Liabilities Assumed—After consideration of all applicable factors pursuant to the business combination accounting rules under ASC 805, Business Combinations (“ASC 805”), including the application of a screen test to evaluate if substantially all the fair value of the acquired properties is concentrated in a single asset or group of similar assets, we concluded that the Merger qualified as an asset acquisition.
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
Prior to the consummation of the Merger, we did, however, have an existing intangible asset related to our acquisition of certain REIT II management contracts. Because this relationship was internalized as part of the Merger, we derecognized the carrying value of these intangible assets upon completion of the Merger and have included the derecognized contract value of $30.4 million in our calculation of total consideration in the table above.

As of December 31, 2018, we capitalized approximately $11.6 million in costs related to the Merger. The following table summarizes the final purchase price allocation based on a valuation report prepared by a third-party valuation specialist that was subject to management’s review and approval (in thousands):

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

5. REAL ESTATE ACTIVITY
Acquisitions—During the three months ended March 31, 2019, we did not acquire any properties.
During the three months ended March 31, 2018, we acquired one property for approximately $8.4 million which was classified as an asset acquisition. The fair value and weighted-average useful life at acquisition for lease intangibles acquired as part of this acquisition are as follows (dollars in thousands, weighted-average useful life in years):

	Three Months Ended
	March 31, 2018
	Fair Value	Weighted-Average Useful Life
In-place lease assets	$946	6
Above-market lease assets	74	3
Below-market lease liabilities	(457)	16
Property Sales—The following table summarizes our property sales activity. We had no property sales during the three months ended March 31, 2018 (dollars in thousands):

Three Months Ended
March 31, 2019
Number of properties sold	3
Proceeds from sale of real estate	$35,755
Gain on sale of properties, net(1)	7,399

(1)	The gain on sale of properties, net does not include miscellaneous write-off activity, which is also recorded in Gain on Disposal of Property, Net on the consolidated statements of operations.

Property Held for Sale—As of March 31, 2019, one property was classified as held for sale. The property was sold subsequent to March 31, 2019. As of December 31, 2018, we had two properties that were classified as held for sale, and both were sold during the three months ended March 31, 2019. Properties classified as held for sale as of March 31, 2019 and December 31, 2018, were under contract to sell, with no substantive contingencies, and the prospective buyers had significant funds at risk as of the respective reporting date. A summary of assets and liabilities for the properties held for sale as of March 31, 2019 and December 31, 2018, is below (in thousands):

	March 31, 2019	December 31, 2018
ASSETS
Total investment in real estate assets, net	$5,630	$16,889
Other assets, net	134	475
Total assets	$5,764	$17,364
LIABILITIES
Below-market lease liabilities, net	$223	$208
Accounts payable and other liabilities	52	388
Total liabilities	$275	$596
Impairment of Real Estate Assets—During the three months ended March 31, 2019, we recognized impairment charges totaling $13.7 million. The impairments were associated with certain anticipated property dispositions where the net book value exceeded the estimated fair value. Our estimated fair value was based upon the contracted price to sell or the marketed price for disposition, less costs to sell. We have applied reasonable estimates and judgments in determining the amount of impairment recognized. We did not recognize any impairment charges during the three months ended March 31, 2018.

6. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
We co-invest with third parties in joint ventures that own multiple properties. As a result of the Merger in November 2018, we acquired a 20% interest in the NRP joint venture. In November 2018, we also entered into an agreement (the “Joint Venture Agreement”) with Northwestern Mutual to create the GRP I joint venture. Under the terms of the Joint Venture Agreement, we contributed or sold all of our ownership interests in 17 grocery-anchored shopping centers to the GRP I joint venture.
The following table details our investment balances in these unconsolidated joint ventures, which are accounted for using the equity method of accounting and are considered to be related parties to us as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	NRP	GRP I	NRP	GRP I
Ownership percentage	20%	15%	20%	15%
Number of properties	13	17	13	17
Investment balance	$15,473	$28,525	$16,198	$29,453
Unamortized basis adjustments(1)	5,671	—	6,026	—

(1)
Our investment in NRP differs from our proportionate share of the entity’s underlying net assets due to basis differences initially recorded at $6.2 million arising from the Merger and recording the investment at fair value.

The following table summarizes the operating information of the unconsolidated joint ventures and their impact on our consolidated statements of operations and consolidated statements of equity. We did not have any investments in unconsolidated joint ventures during the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended
	March 31, 2019
	NRP	GRP I
Loss from unconsolidated joint ventures, net	$88	$13
Amortization of basis adjustments(1)	355	—
Distributions after formation or assumption	282	915

(1)
These amounts are amortized starting at the date of the Merger and recorded as an offset to earnings from the NRP joint venture in Other Income (Expense), Net on our consolidated statements of operations.

7. OTHER ASSETS, NET
The following is a summary of Other Assets, Net as of March 31, 2019 and December 31, 2018, excluding amounts related to assets classified as held for sale (in thousands):

	March 31, 2019	December 31, 2018
Other assets, net:
Deferred leasing commissions and costs	$33,981	$32,957
Deferred financing expenses	13,971	13,971
Office equipment, ROU assets, and other	16,177	14,315
Total depreciable and amortizable assets	64,129	61,243
Accumulated depreciation and amortization	(26,583)	(24,382)
Net depreciable and amortizable assets	37,546	36,861
Accounts receivable, net	43,903	56,104
Deferred rent receivable, net	22,912	21,261
Derivative asset	16,154	29,708
Investment in affiliates	700	700
Prepaids and other	15,465	8,442
Total other assets, net	$136,680	$153,076

8. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, on our debt obligations as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Interest Rate(1)	March 31, 2019	December 31, 2018
Revolving credit facility(2)	LIBOR + 1.40%	$51,359	$73,359
Term loans	2.06%-4.59%	1,858,410	1,858,410
Secured portfolio loan facility	3.52%	195,000	195,000
Mortgages	3.45%-7.91%	331,749	334,117
Finance lease liability		512	552
Assumed market debt adjustments, net		(4,209)	(4,571)
Deferred financing expenses, net		(17,059)	(18,041)
Total		$2,415,762	$2,438,826

(1)	Interest rates are as of March 31, 2019.

(2)
The gross borrowings and payments under our revolving credit facility were $64.0 million and $86.0 million, respectively, during the three months ended March 31, 2019. The gross borrowings and payments under our revolving credit facility were $55.0 million and $91.0 million, respectively, during the three months ended March 31, 2018.

As of March 31, 2019 and December 31, 2018, the weighted-average interest rate, including the effect of derivative financial instruments, for all of our debt obligations was 3.5%.
The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, net, as of March 31, 2019 and December 31, 2018, is summarized below (in thousands):

	March 31, 2019	December 31, 2018
As to interest rate:(1)
Fixed-rate debt	$2,114,261	$2,216,669
Variable-rate debt	322,769	244,769
Total	$2,437,030	$2,461,438
As to collateralization:
Unsecured debt	$1,909,769	$1,931,769
Secured debt	527,261	529,669
Total	$2,437,030	$2,461,438

(1)	Includes the effects of derivative financial instruments (see Notes 9 and 15).

9. DERIVATIVES AND HEDGING ACTIVITIES
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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $3.7 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of March 31, 2019 and December 31, 2018 (notional amounts in thousands):

	March 31, 2019	December 31, 2018
Count	11	12
Notional amount	$1,587,000	$1,687,000
Fixed LIBOR	0.7% - 2.9%	0.7% - 2.9%
Maturity date	2019 - 2025	2019 - 2025
The table below details the nature of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Amount of (loss) gain recognized in other comprehensive income on derivatives(1)	$(12,857)	$13,440
Amount of (gain) loss reclassified from AOCI into interest expense(1)	(1,504)	48

(1)	Changes in value are solely driven from changes in LIBOR futures as a result of various economic factors.
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of March 31, 2019, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $6.3 million. As of March 31, 2019, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $6.3 million.

10. COMMITMENTS AND CONTINGENCIES
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

11. EQUITY
General— The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of our board of directors (“Board”). Our charter does not provide for cumulative voting in the election of directors.
On May 8, 2019, our Board increased the EVPS of our common stock to $11.10 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2019. We engaged a third-party valuation firm to provide a calculation of the range in EVPS of our common stock as of March 31, 2019, which reflected certain balance sheet assets and liabilities as of that date. Previously, on May 9, 2018, our Board increased the EVPS of our common stock to $11.05 from $11.00 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2018.
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
Share Repurchase Program—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to our most recent EVPS. The Board reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase. Further, the cash available for repurchases on any particular date, of which we may use all or any portion, will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period.
During the three months ended March 31, 2019, repurchase requests surpassed the funding limits under the SRP. Approximately 0.6 million shares of our common stock were repurchased under the SRP during the three months ended March 31, 2019. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. We will continue to fulfill repurchases sought upon a stockholder's death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
Convertible Noncontrolling Interests—Under the terms of the Partnership Agreement, OP unit holders may elect to exchange OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year. As the form of redemption for OP units is within our control, the OP units outstanding as of March 31, 2019 and December 31, 2018, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. The cumulative distributions that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity. During the three months ended March 31, 2019, 0.7 million OP units were converted into shares of our common stock at a 1:1 ratio. There were approximately 43.9 million and 44.5 million OP units outstanding as of March 31, 2019 and December 31, 2018, respectively.
Nonconvertible Noncontrolling Interests—In addition to partnership units of the Operating Partnership, Noncontrolling Interests also includes a 25% ownership share of one of our subsidiaries who provides advisory services, which was not significant to our results.

12. COMPENSATION
Awards to employees under our Amended and Restated 2010 Long-Term Incentive Plan are typically granted and vest during the first quarter of each year. We also grant restricted stock to our independent directors under our Amended and Restated 2010 Independent Director Stock Plan, which vest based upon the completion of a service period. Certain of our executives have made the election to receive OP units in lieu of shares of common stock upon vesting of their award grants. All share-based compensation awards, regardless of the form of payout upon vesting, are presented in the following table, which summarizes our stock-based award activity (number of units in thousands):

	Three Months Ended
	March 31, 2019
	Restricted Stock Awards	Performance Stock Awards(1)	Phantom Stock Units	Weighted-Average Grant-Date Fair Value(2)
Nonvested at December 31, 2018	808	199	998	$10.60
Granted	464	1,275	—	11.05
Vested	(172)	—	—	11.00
Forfeited	(1)	—	(1)	10.58
Nonvested at March 31, 2019	1,099	1,474	997	$10.80

(1)
Certain performance-based awards granted during the period contain terms which dictate that the number of award units to be issued will vary based upon actual performance compared to target performance. The number of shares deemed to be issued per this table reflect our probability-weighted estimate of the number of shares that will vest based upon current and expected company performance. The maximum number of award units to be issued under all outstanding grants, excluding phantom stock units as they are settled in cash, was 4.0 million and 1.2 million as of March 31, 2019 and December 31, 2018, respectively.

(2)	On an annual basis, we engage an independent third-party valuation advisory consulting firm to estimate the EVPS of our common stock.
On March 12, 2019, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved a new form of award agreement under the Company’s Amended and Restated 2010 Long-Term Incentive Plan for performance-based long term incentive units (“Performance LTIP Units”) and made one-time grants of Performance LTIP Units to certain of our executives. Any amounts earned under the Performance LTIP Unit award agreements will be issued in the form of LTIP Units, which represent OP units that are structured as a profits interest in the Operating Partnership. Dividends will accrue on the Performance LTIP Units until the measurement date, subject to a quarterly distribution of 10% of the regular quarterly distributions.
The expense for all stock-based awards, including phantom stock units, during the three months ended March 31, 2019 and 2018 was $2.0 million and $1.6 million, respectively. We had $26.3 million of unrecognized compensation costs related to these awards that we expect to recognize over a weighted average period of approximately 4.3 years. The fair value at the vesting date for stock-based awards that vested during the period ended March 31, 2019 was $1.9 million.

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
OP units held by limited partners other than us are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents, and have the potential to be exchanged for an equal number of shares of our common stock in accordance with the terms of the Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership. Phantom stock units are not considered to be participating securities, as they are not convertible into common stock.
The impact of OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the OP units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of March 31, 2019 and 2018.

The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss attributable to stockholders - basic	$(5,195)	$(1,600)
Net income (loss) attributable to convertible OP units(1)	(783)	(334)
Net loss - diluted	$(5,978)	$(1,934)
Denominator:
Weighted-average shares - basic	281,263	185,899
OP units(1)	43,996	44,453
Adjusted weighted-average shares - diluted	325,259	230,352
Earnings per common share:
Basic and diluted	$(0.02)	$(0.01)
(1) OP units include units that are convertible into common stock or cash, at the Operating Partnership’s option. The Operating Partnership income (loss) attributable to these OP units, which is included as a component of Net Loss Attributable to Noncontrolling Interests on the consolidated statements of operations, has been added back in the numerator as these OP units were included in the denominator for all years presented.
As of March 31, 2019 and 2018, approximately 2.6 million and 1.0 million, respectively, unvested restricted stock awards were outstanding. These securities were anti-dilutive, and, as a result, their impact was excluded from the weighted-average common shares used to calculate diluted EPS.

14. REVENUE RECOGNITION AND RELATED PARTY TRANSACTIONS
Revenue—Summarized below are amounts included in Fee and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds, and other revenues that are not in the scope of ASC 606 but are included in this table for the purpose of disclosing all related party revenues (in thousands):

	Three Months Ended
	March 31, 2019
	PECO III	Joint Ventures	Other Parties(1)	Total
Recurring fees(2)	$194	$1,329	$59	$1,582
Transactional revenue and reimbursements(3)	812	405	5	1,222
Insurance premiums	3	—	454	457
Total fees and management income	$1,009	$1,734	$518	$3,261

(1)	Insurance premium income from other parties includes amounts from third parties not affiliated with us in the amount of $0.5 million for the three months ended March 31, 2019.

(2)	Recurring fees include asset management fees and property management fees.

(3)	Transaction revenue includes items such as leasing commissions, construction management fees, and acquisition fees.

	Three Months Ended
	March 31, 2018
	REIT II(1)	PECO III	Joint Ventures	Other Parties(2)	Total
Recurring fees	$5,144	$181	$376	$76	$5,777
Transactional revenue and reimbursements	1,711	322	320	58	2,411
Other revenue	80	—	—	444	524
Total fees and management income	$6,935	$503	$696	$578	$8,712

(1)	All amounts earned from REIT II were earned prior to the close of the Merger in November 2018, and ceased upon its acquisition by us.

(2)	Recurring fees and other revenue from other parties includes amounts from third parties not affiliated with us in the amount of $0.4 million for the three months ended March 31, 2018.

Organization and Offering Costs—Under the terms of one of our Management Agreements, we have incurred organization and offering costs related to PECO III since 2017. As of March 31, 2019, we have incurred organization and offering costs related to PECO III’s private placement and public offering, which were approximately $2.3 million and $2.4 million, respectively, and were recorded in Accounts Receivable - Affiliates on the consolidated balance sheets. The amounts recognized in Accounts Receivable-Affiliates were $4.7 million and $4.5 million as of March 31, 2019 and December 31, 2018, respectively.
During the public offering period for PECO III, we will receive a contingent advisor payment of 2.15% of the contract purchase price of each property or other real estate investment it acquires. This reimbursement is intended to allow us to recoup a portion of the dealer manager fees and organization and offering costs advanced by PECO III’s advisor, in which we have a 75% interest. Therefore, this reimbursement shall not exceed the amount of organization and offering costs and dealer manager fees outstanding at the time of closing for the acquired property.
The initial $4.5 million we may incur to fund organization and offering costs related to the PECO III public offering shall be retained by PECO III until the termination of its public offering, at which time such amount shall be paid.
In addition to organization and offering costs, we have receivables related to Management Agreements from related parties of $1.3 million and $0.6 million as of March 31, 2019 and December 31, 2018, respectively. This amount was recorded in Accounts Receivable - Affiliates on the consolidated balance sheets.
Other Related Party Matters—A portion of organization and offering costs was incurred by Griffin Capital Company, LLC (“Griffin sponsor”), a co-sponsor of PECO III. The Griffin sponsor owns a 25% interest, and we own a 75% interest, in the PECO III advisor. As such, of the receivable we have from PECO III, $1.3 million and $1.2 million were reimbursable to the Griffin sponsor as of March 31, 2019 and December 31, 2018, respectively, and is recorded in Accounts Payable and Other Liabilities on the consolidated balance sheets.
PECO Air L.L.C. (“PECO Air”), an entity in which Mr. Edison, our Chairman, Chief Executive Officer, and President, owns a 50% interest, owns an airplane that we use for business purposes in the course of our operations. We paid approximately $0.3 million and $0.2 million to PECO Air for use of its airplane for the three months ended March 31, 2019 and 2018, respectively.
We are the limited guarantor for up to $200 million, capped at $50 million in most instances, of debt for our NRP joint venture. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Additionally, as a part of the GRP I joint venture, GRP I assumed from us a $175 million mortgage loan for which we assumed the obligation of limited guarantor. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor. We entered into a separate agreement with Northwestern Mutual in which we agree to apportion any potential liability under this guaranty between us and them based on our respective ownership percentages.

15. FAIR VALUE MEASUREMENTS
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
The following is a summary of borrowings as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Fair value	$2,434,064	$2,467,317
Recorded value(1)	2,432,821	2,456,867

(1)	Recorded value does not include net deferred financing expenses of $17.1 million and $18.0 million as of March 31, 2019 and December 31, 2018, respectively.

Recurring and Nonrecurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. The fair value measurements that occurred as of March 31, 2019 and December 31, 2018, were as follows (in thousands):

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Derivative assets(1)	$—	$16,154	$—	$—	$29,708	$—
Derivative liability(1)	—	(6,305)	—	—	(3,633)	—
Earn-out liability	—	—	(32,000)	—	—	(39,500)
Nonrecurring
Impaired real estate assets	—	27,473	—	—	71,991	—

(1)	We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets.
Derivative Instruments—As of March 31, 2019 and December 31, 2018, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
To comply with the provisions of ASC Topic 820, Fair Value Measurement, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2019 and December 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—In connection with the PELP transaction, the Company entered into a contribution agreement (the “Contribution Agreement”), dated as of May 18, 2017, with the Operating Partnership and the contributors listed therein. The Contribution Agreement established an earn-out structure by which PELP was given the opportunity to earn a maximum of 12.5 million additional OP units if certain milestones related to (i) fundraising in the investment management business, and (ii) the timing and valuation related to a liquidity event for PECO, were achieved by certain dates. The liquidity event earn-out provisions provided, in relevant part, that the contributors would have the right to receive a minimum of 3 million and a maximum of 5 million OP units as contingent consideration if a “liquidity event” (as defined in the Contribution Agreement) was successfully achieved by the Company by December 31, 2019. On March 12, 2019, the Company entered into an amendment to the Contribution Agreement (“Amendment”). Pursuant to the terms of the Amendment, the initial liquidity earn-out term has been extended by two years through December 31, 2021 and the threshold for the maximum payout of 5 million OP units has been raised to $11.20 per share from $10.20 per share.
We estimate the fair value of this liability using weighted-average probabilities of likely outcomes. These estimates require us to make various assumptions about future share prices, timing of liquidity events, equity raise projections, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. In calculating the fair value of this liability, we have determined that the most likely range of potential outcomes includes a possibility of no additional OP units issued as well as up to 5.0 million out of the maximum 12.5 million units being issued.
The following table presents a reconciliation of the change in the earn-out liability measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Earn-Out Liability
Balance at December 31, 2018	$39,500
Change in fair value recognized in Other Income (Expense), Net	(7,500)
Balance at March 31, 2019	$32,000

Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value on a nonrecurring basis dependent upon when we determine an impairment has occurred. During the three months ended March 31, 2019, we impaired four assets that were under contract or actively marketed for sale at a disposition price that was less than carrying value, or had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds. We determined that valuation to fall under Level 2 of the fair value hierarchy.
We recorded the following expense as a result of the impaired real estate assets (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Impairment of real estate assets	$13,717	$—

16. SUBSEQUENT EVENTS
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to March 31, 2019, were as follows (in thousands, except distribution rate):

Month	Date of Record	Distribution Rate	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
March	3/15/2019	$0.05583344	4/1/2019	$18,036	$5,816	$12,220
April	4/15/2019	$0.05583344	5/1/2019	18,054	5,747	12,307
In May 2019 our Board authorized distributions for June, July, and August 2019 to the stockholders of record at the close of business on June 17, 2019, July 15, 2019, and August 15, 2019, respectively, equal to a monthly amount of $0.05583344 per share of common stock. The distributions for May 2019 were previously authorized by our Board and are expected to be paid on June 3, 2019. OP unit holders will receive distributions at the same rate as common stockholders. We pay distributions to stockholders and OP unit holders based on monthly record dates. We expect to pay these distributions on the first business day after the end of each month.
Acquisitions—Subsequent to March 31, 2019, we acquired the following property (dollars in thousands):

Property Name	Location	Anchor Tenant	Square Footage	Purchase Date	Contractual Purchase Price
Naperville Crossings	Naperville, IL	ALDI	146,591	4/26/2019	$49,850
Property Sales—Subsequent to March 31, 2019, we sold the following real estate property, which was classified as held for sale as of March 31, 2019 (dollars in thousands):

Property Name	Location	Anchor Tenant	Square Footage	Disposition Date	Sale Price
White Oaks Plaza	Spindale, NC	Save-A-Lot	183,040	4/10/2019	$5,760

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
See Part I, Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K, filed with the SEC on March 13, 2019, for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

Overview
We are an internally-managed real estate investment trust (“REIT”) and one of the nation’s largest owners and operators of grocery-anchored shopping centers. The majority of our revenues are lease revenues derived from our real estate investments. Additionally, we operate an investment management business providing property management and advisory services to approximately $743 million of third-party assets. This business provides comprehensive real estate and asset management services to (i) Phillips Edison Grocery Center REIT III, Inc. (“PECO III”), a non-traded publicly registered REIT currently raising up to $1.5 billion in equity; (ii) three institutional joint ventures; and (iii) one private fund (collectively, the “Managed Funds”).
In November 2018, through our direct or indirect subsidiaries, we entered into a joint venture with Northwestern Mutual, and contributed or sold 17 grocery-anchored shopping centers with a fair value of approximately $359 million at formation to the new joint venture, GRP I, in exchange for a 15% ownership interest in GRP I. For a more detailed discussion, see Note 6.
In November 2018, we completed the Merger with REIT II, a public non-traded REIT that was advised and managed by us, in a 100% stock-for-stock transaction valued at approximately $1.9 billion. As a result of the Merger, we acquired 86 properties and a 20% equity interest in NRP, a joint venture that owned 13 properties. For a more detailed discussion, see Note 4.
Portfolio and Leasing Statistics—Below are statistical highlights of our portfolio:

Total Portfolio as of March 31, 2019
Number of properties	300
Number of states	32
Total square feet (in thousands)	34,121
Leased % of rentable square feet	93.0%
Average remaining lease term (in years)(1)	4.9

(1)	The average remaining lease term in years excludes future options to extend the term of the lease.
The following table summarizes the portfolio information of the joint ventures and our ownership percentage as of March 31, 2019 (dollars and square feet in thousands):

	March 31, 2019
Joint Venture	Ownership Percentage	Number of Properties	ABR(1)	GLA(2)
Necessity Retail Partners	20%	13	$18,213	1,391
Grocery Retail Partners I	15%	17	24,373	1,908

(1)	We calculate annualized base rent (“ABR”) as monthly contractual rent as of March 31, 2019, multiplied by 12 months.

(2)	Gross leasable area (“GLA”) is defined as the portion of the total square feet of a building that is available for tenant leasing.

Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after March 31, 2019, for each of the next ten years and thereafter for our 300 properties and the prorated portion of those owned through our joint ventures. The chart shows the leased square feet and ABR represented by the applicable lease expiration year:

$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$4.2
$21.0
$44.4
$50.2
$44.9
$58.1
$43.0
$27.4
$24.7
$20.3
$19.6
$34.2
MTM (155)
2019 (516)
2020 (791)
2021 (866)
2022 (752)
2023 (764)
2024 (563)
2025 (276)
2026 (358)
2027 (245)
2028 (229)
2029+ (251)
Expiration Year and (Number of Leases Expiring)
Anchor - ABR
Inline - ABR
GLA

Additionally, subsequent to March 31, 2019, we renewed approximately 0.1 million total square feet and $2.2 million of total ABR of the expiring leases, inclusive of our pro rata share related to our joint ventures.
Based on current market base rental rates, we continue to believe we will achieve an overall positive increase in our average ABR for expiring leases. However, changes in base rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the base rents on new leases will continue to increase from current levels.
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations -
Leasing Activity, for further discussion of leasing activity.
Portfolio Tenancy—Prior to the acquisition of a property, we assess the suitability of the grocery-anchor tenant and other tenants in light of our investment objectives, namely, preserving capital and providing stable cash flows for distributions. Generally, we assess the strength of the tenant by consideration of company factors, such as its financial strength and market share in the geographic area of the property, as well as location-specific factors, such as the store’s sales, local competition, and demographics. When assessing the tenancy of the non-anchor space at the property, we consider the tenant mix at each property in light of our portfolio, the proportion of national and national-franchise tenants, the creditworthiness of specific tenants, and the timing of lease expirations. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals.

We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, by tenant type as of March 31, 2019:

The following charts present the composition of our portfolio by tenant industry as of March 31, 2019:

The following table presents our top twenty tenants, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, grouped according to parent company, by ABR, as of March 31, 2019 (dollars and square feet in thousands):

	March 31, 2019
Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Kroger	$27,221	6.9%	3,549	11.0%	69
Publix	21,979	5.6%	2,231	6.9%	58
Albertsons-Safeway	16,948	4.3%	1,680	5.2%	32
Ahold Delhaize	16,733	4.3%	1,262	3.9%	25
Walmart	10,451	2.7%	1,956	6.1%	16
Giant Eagle	9,121	2.3%	900	2.8%	13
Sprouts Farmers Market	4,311	1.1%	304	0.9%	10
Dollar Tree	4,280	1.1%	480	1.5%	48
Raley's	3,788	1.0%	253	0.8%	4
SUPERVALU	3,610	0.9%	428	1.3%	10
Subway	3,120	0.8%	132	0.4%	98
Schnuck's	2,953	0.8%	328	1.0%	5
Save Mart	2,868	0.7%	359	1.1%	7
Southeastern Grocers	2,799	0.7%	331	1.0%	8
Anytime Fitness	2,584	0.7%	177	0.5%	38
Lowe's	2,407	0.6%	371	1.1%	4
Kohl's	2,215	0.6%	365	1.1%	4
Food 4 Less (PAQ)	2,124	0.5%	118	0.4%	2
Petco	2,085	0.5%	127	0.4%	11
H&R Block	2,079	0.5%	116	0.4%	65
	$143,676	36.6%	15,467	47.8%	527

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores.

Results of Operations
Due to the timing of the closing of the Merger with REIT II, there is no financial data included related to the acquired properties in our results of operations prior to its closing on November 16, 2018. The variances to 2018 are primarily related to the Merger unless otherwise stated.

Summary of Operating Activities

	Three Months Ended		Favorable (Unfavorable)
	March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Operating Data:
Total revenues	$132,769	$103,199	$29,570	28.7%
Property operating expenses	(22,866)	(18,115)	(4,751)	(26.2)%
Real estate tax expenses	(17,348)	(13,147)	(4,201)	(32.0)%
General and administrative expenses	(13,285)	(10,461)	(2,824)	(27.0)%
Depreciation and amortization	(60,989)	(46,427)	(14,562)	(31.4)%
Impairment of real estate assets	(13,717)	—	(13,717)	NM
Interest expense, net	(25,009)	(16,779)	(8,230)	(49.0)%
Gain on disposal of property, net	7,121	—	7,121	NM
Other income (expense), net	7,536	(107)	7,643	NM
Net loss	(5,788)	(1,837)	(3,951)	NM
Net loss attributable to noncontrolling interests	593	237	356	NM
Net loss attributable to stockholders	$(5,195)	$(1,600)	$(3,595)	NM
Below are explanations of the significant fluctuations in our results of operations for the three months ended March 31, 2019 and 2018:
Total Revenues increased $29.6 million as follows:

•
$37.6 million increase related to the Merger with REIT II including $44.5 million from the 86 properties acquired, partially offset by a reduction of $6.9 million in management fee revenue previously received from the acquired properties.

•	$1.5 million increase primarily related to fee and management income received from the recently created joint ventures included as Managed Funds.

•
$0.8 million increase related to properties acquired before January 1, 2018, outside of the Merger, primarily driven by a $0.19 increase in average minimum rent per square foot as compared to March 31, 2018.

•
$8.3 million decrease related to our net disposition of properties since January 1, 2018, outside of the Merger with REIT II. This includes 17 properties sold or contributed to GRP I, eleven properties sold to third parties, and five properties acquired.

•
$1.4 million decrease related to the change in presentation of real estate tax payments paid directly by tenants. The adoption of ASC 842, which requires lessors to exclude from variable payments all costs paid by a lessee directly to a third party, precludes our recognition of real estate tax payments made by tenants directly to third parties as recoverable revenues. As such, we recognized no applicable real estate tax revenue for these direct payments during the three months ended March 31, 2019. As the recorded revenue in prior periods was completely offset by the recorded expense, this has no net impact to earnings.

•
$0.6 million decrease related to the change in presentation of our assessment of lease collectability. The adoption of ASC 842 requires us to recognize changes in the collectability assessment for our leases in which we are the lessor as an adjustment to rental income. As such, the change in our collectability assessment for the three months ended March 31, 2019 was recorded as a decrease to rental revenues. No similar adjustment was made to revenue in 2018.

Property Operating increased $4.8 million as follows:

•	$5.5 million increase related to the properties acquired in the Merger with REIT II.

•	$0.6 million decrease related to the change in presentation of lease collectability due to the adoption of ASC 842.
Real Estate Taxes increased $4.2 million as follows:

•	$6.4 million increase related to the properties acquired in the Merger with REIT II.

•	$0.4 million increase related to our same-center portfolio.

•	$1.2 million decrease related to our net disposition of properties since January 1, 2018, outside of the Merger with REIT II.

•	$1.4 million decrease related to the change in presentation of real estate tax payments paid directly by tenants due to the adoption of ASC 842.
General and Administrative Expenses

•
The $2.8 million increase in general and administrative expenses is primarily due to higher compensation and overhead costs, including third party costs, such as accounting and consulting fees, and investor relations costs.

Depreciation and Amortization increased $14.6 million as follows:

•	$20.5 million increase related to the total base value of the properties acquired in the Merger.

•	$3.5 million decrease related to our net disposal activity.

•	$2.5 million decrease in depreciation and amortization of corporate assets, largely as a result of the derecognition of certain intangible assets upon completion of the Merger.
Impairment of Real Estate Assets

•
During the three months ended March 31, 2019, we recognized impairment charges totaling $13.7 million associated with four assets that were under contract or actively marketed for sale at a disposition price that was less than the carrying value.

Interest Expense, Net
•The $8.2 million increase was largely due to $464.5 million of debt assumed and new debt entered into in connection with the Merger. Interest expense, net was comprised of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Interest on revolving credit facility	$855	$267
Interest on term loans, net	14,853	9,294
Interest on secured debt	5,771	6,263
Amortization of deferred financing expenses, assumed market debt and derivative adjustments, net	3,525	955
Interest on finance leases	5	—
Interest expense, net	$25,009	$16,779

Weighted-average interest rate as of end of period	3.5%	3.4%
Weighted-average term (in years) as of end of period	4.8	5.2
Gain on Disposal of Property, Net

•
The $7.1 million increase was related to the sale of three properties during the three months ended March 31, 2019 (see Note 5). We did not sell any properties during the three months ended March 31, 2018.

Other Income (Expense), Net

•	The $7.6 million change was primarily due to a $7.5 million decrease in the fair value of our earn-out liability during the three months ended March 31, 2019 (see Note 15).

Leasing Activity—The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, such tenants will also pay for a longer term.
Below is a summary of leasing activity for our wholly-owned properties for the three months ended March 31, 2019 and 2018:

	Total Deals(1)		Inline Deals(1)(2)
	2019	2018(3)	2019	2018(3)
New leases:
Number of leases	107	74	103	71
Square footage (in thousands)	323	245	252	170
First-year base rental revenue (in thousands)	$4,878	$3,235	$4,167	$2,761
Average rent per square foot (“PSF”)	$15.08	$13.23	$16.54	$16.22
Average cost PSF of executing new leases(4)	$27.61	$22.80	$27.95	$23.31
Number of comparable leases(5)	40	21	38	20
Comparable rent spread(6)	17.2%	20.3%	14.9%	14.0%
Weighted average lease term (in years)	7.1	7.2	6.5	7.3
Renewals and options:
Number of leases	163	118	152	106
Square footage (in thousands)	688	576	326	201
First-year base rental revenue (in thousands)	$10,550	$7,636	$7,106	$4,053
Average rent PSF	$15.34	$13.25	$21.80	$20.13
Average rent PSF prior to renewals	$14.15	$12.14	$19.32	$18.01
Percentage increase in average rent PSF	8.4%	9.1%	12.8%	11.8%
Average cost PSF of executing renewals and options	$3.25	$3.11	$5.05	$4.56
Number of comparable leases	130	87	127	82
Comparable rent spread	12.3%	10.7%	13.6%	13.6%
Weighted average lease term (in years)	4.8	4.9	4.7	4.9
Portfolio retention rate(7)	84.4%	91.2%	80.8%	79.8%

(1)	Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.

(2)	We consider an inline deal to be a lease for less than 10,000 square feet of GLA.

(3)	Leasing activity in 2018 does not include activity for the REIT II properties, as they were acquired in the Merger on November 16, 2018.

(4)
The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, landlord work, and tenant concessions. The costs associated with landlord work for repositioning and redevelopment projects are excluded, if any.

(5)
A comparable lease is a lease that is executed for the exact same space (location and square feet) in which a tenant was previously located. For a lease to be considered comparable, it must have been executed within 365 days from the earlier of legal possession or the day the prior tenant physically vacated the space.

(6)	The comparable rent spread compares the percentage increase (or decrease) of new or renewal leases (excluding options) to the expiring lease of a unit that was occupied within the past 12 months.

(7)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

Non-GAAP Measures
Pro Forma Same-Center Net Operating Income (“NOI”)—Same-Center NOI represents the NOI for the properties that were owned and operational for the entire portion of both comparable reporting periods. For purposes of evaluating Same-Center NOI on a comparative basis, we are presenting Pro Forma Same-Center NOI, which is Same-Center NOI on a pro forma basis as if the Merger had occurred on January 1, 2018. This perspective allows us to evaluate Same-Center NOI growth over a comparable period. As of March 31, 2019, we had 294 same-center properties, including 85 same-center properties acquired in the Merger. Pro Forma Same-Center NOI is not necessarily indicative of what actual Same-Center NOI growth would have been if the Merger had occurred on January 1, 2018, nor does it purport to represent Same-Center NOI growth for future periods.
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

The table below compares Pro Forma Same-Center NOI (dollars in thousands):

	Three Months Ended		Favorable
	March 31,		(Unfavorable)
	2019	2018(1)	$ Change	% Change
Revenues:
Rental income(2)	$92,270	$91,451	$819
Tenant recovery income	29,980	31,737	(1,757)
Other property income	620	689	(69)
Total revenues	122,870	123,877	(1,007)	(0.8)%
Operating expenses:
Property operating expenses	18,840	20,376	1,536
Real estate taxes	16,780	18,355	1,575
Total operating expenses	35,620	38,731	3,111	8.0%
Total Pro Forma Same-Center NOI	$87,250	$85,146	$2,104	2.5%

(1)
Adjusted for the same-center operating results of the Merger prior to the transaction for these periods. For additional information and details about the operating results of the Merger included herein, refer to the REIT II Same-Center NOI table below.

(2)
Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income. In accordance with ASC 842, revenue amounts deemed uncollectible are included in rental income for 2019 and property operating expense in 2018.

Pro Forma Same-Center Net Operating Income Reconciliation—Below is a reconciliation of Net Loss to NOI for owned real estate investments and Pro Forma Same-Center NOI (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(5,788)	$(1,837)
Adjusted to exclude:
Fees and management income	(3,261)	(8,712)
Straight-line rental income	(1,713)	(1,080)
Net amortization of above- and below-market leases	(1,133)	(1,007)
Lease buyout income	(232)	(23)
General and administrative expenses	13,285	10,461
Depreciation and amortization	60,989	46,427
Impairment of real estate assets	13,717	—
Interest expense, net	25,009	16,779
Gain on disposal of property, net	(7,121)	—
Change in fair value of earn-out liability	(7,500)	—
Other	(36)	201
Property management expense allocations to third-party assets under management	3,262	3,602
NOI for real estate investments	89,478	64,811
Less: NOI from centers excluded from same-center	(2,228)	(7,996)
NOI from same-center properties acquired in the Merger, prior to acquisition	—	28,331
Total Pro Forma Same-Center NOI	$87,250	$85,146
Pro Forma Same-Center Properties—Below is a breakdown of our property count, including same-center properties by origin as well as non-same-center properties:

Three Months Ended
March 31,
2019
Same-center properties owned since January 1, 2018	209
Same-center properties acquired in the Merger	85
Properties acquired after January 1, 2018	6
Total properties	300

REIT II Same-Center Net Operating Income—NOI from the REIT II properties acquired prior to the Merger was obtained from the accounting records of REIT II without adjustment. The accounting records were subject to internal review by us. The table below provides Same-Center NOI detail for the non-ownership period of REIT II (in thousands):

Three Months Ended
March 31,
2018
Revenues:
Rental income(1)	$30,573
Tenant recovery income	11,876
Other property income	271
Total revenues	42,720
Operating expenses:
Property operating expenses	7,452
Real estate taxes	6,937
Total operating expenses	14,389
Total Same-Center NOI	$28,331

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)—FFO is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) attributable to common stockholders computed in accordance with GAAP, excluding gains (or losses) from sales of property and gains (or losses) from change in control, plus depreciation and amortization, and after adjustments for impairment losses on real estate and impairments of in-substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We calculate FFO Attributable to Stockholders and Convertible Noncontrolling Interests in a manner consistent with the NAREIT definition, with an additional adjustment made for noncontrolling interests that are not convertible into common stock.
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

The following table presents our calculation of FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and MFFO and provides additional information related to our operations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Calculation of FFO Attributable to Stockholders and Convertible Noncontrolling Interests
Net loss	$(5,788)	$(1,837)
Adjustments:
Depreciation and amortization of real estate assets	59,342	42,299
Impairment of real estate assets	13,717	—
Gain on disposal of property, net	(7,121)	—
Adjustments related to unconsolidated joint ventures	1,055	—
FFO attributable to the Company	61,205	40,462
Adjustments attributable to noncontrolling interests not convertible into common stock	(190)	(97)
FFO attributable to stockholders and convertible noncontrolling interests	$61,015	$40,365
Calculation of MFFO
FFO attributable to stockholders and convertible noncontrolling interests	$61,015	$40,365
Adjustments:
Net amortization of above- and below-market leases	(1,133)	(1,007)
Depreciation and amortization of corporate assets	1,647	4,128
Straight-line rent	(1,713)	(1,057)
Amortization of market debt adjustment and derivatives	2,227	(272)
Change in fair value of earn-out liability	(7,500)	—
Adjustments related to unconsolidated joint ventures	344	—
Other	88	31
MFFO	$54,975	$42,188

FFO Attributable to Stockholders and Convertible Noncontrolling Interests/MFFO per share
Weighted-average common shares outstanding - diluted(1)	325,922	230,360
FFO attributable to stockholders and convertible noncontrolling interests per share - diluted(1)	$0.19	$0.18
MFFO per share - diluted (1)	$0.17	$0.18

(1)
Restricted stock awards were dilutive to FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO for the three months ended March 31, 2019 and 2018, and, accordingly, their impact was included in the weighted-average common shares used to calculate diluted FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO per share.

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	cash distributions to stockholders;

•	repurchases of common stock;

•	capital expenditures and leasing costs;

•	investments in real estate;

•	redevelopment and repositioning projects; and

•	principal and interest payments on our outstanding indebtedness.
We expect our primary sources of liquidity to be:

•	operating cash flows;

•	proceeds received from dispositions of properties;

•	reinvested distributions;

•	proceeds from debt financings, including borrowings under our unsecured credit facility;

•	distributions received from joint ventures; and

•	available, unrestricted cash and cash equivalents.
We believe our sources of cash will provide adequate liquidity to fund our obligations.

Debt—The following table summarizes information about our debt as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Total debt obligations, gross	$2,437,030	$2,461,438
Weighted average interest rate	3.5%	3.5%
Weighted average maturity	4.8	4.9

Revolving credit facility capacity	$500,000	$500,000
Revolving credit facility availability(1)	439,715	426,182
Revolving credit facility maturity(2)	October 2021	October 2021

(1)	Net of outstanding letters of credit.

(2)	The revolving credit facility has additional options to extend the maturity to October 2022.
Our debt is subject to certain covenants and, as of March 31, 2019, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of March 31, 2019, allow us access to future borrowings as needed.
The following table presents our calculation of net debt to total enterprise value, inclusive of our prorated portion of net debt owned through our joint ventures, as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Net debt:
Total debt, excluding below-market adjustments and deferred financing expenses	$2,498,024	$2,522,432
Less: Cash and cash equivalents	13,753	18,186
Total net debt	$2,484,271	$2,504,246
Enterprise value:
Total net debt	$2,484,271	$2,504,246
Total equity value(1)	3,603,085	3,583,029
Total enterprise value	$6,087,356	$6,087,275

Net debt to total enterprise value	40.8%	41.1%

(1)
Total equity value is calculated as the product of the number of diluted shares outstanding and the estimated net asset value per share at the end of the period. There were 326.1 million and 324.6 million diluted shares outstanding as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, we had cash and cash equivalents and restricted cash of $86.8 million, a net increase of $2.5 million during the three months ended March 31, 2019.
Below is a summary of our cash flow activity (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$41,244	$23,510	$17,734	75.4%
Net cash provided by (used in) investing activities	28,378	(16,928)	45,306	NM
Net cash used in financing activities	(67,168)	(2,058)	(65,110)	NM

Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:

•
Property operations—Most of our operating cash comes from rental income and is offset by property operating expenses, real estate taxes, and property-specific general and administrative costs. Our change in cash flows from property operations primarily results from owning a larger portfolio year-over-year as a result of the Merger with REIT II.

•
Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $3.3 million for the three months ended March 31, 2019, a decrease of $5.5 million as compared to the same period in 2018, primarily due to the reduction of fee and management income no longer received from the properties acquired in the Merger with REIT II, offset by increased fee and management income as a result of recently-created joint ventures.

•
Cash paid for interest—During the three months ended March 31, 2019, we paid $21.7 million for interest, an increase of $5.9 million over the same period in 2018. This increase was largely due to $464.5 million of debt assumed and new debt entered into in connection with the Merger with REIT II.

•
Working capital—During the three months ended March 31, 2019, the increase in cash provided by working capital was primarily driven by the timing of payments for real estate taxes and employee compensation, as well as a net decrease in prepaid expenses.

•
Accounting for lease costs—The adoption of ASC 842 has caused us to expense as incurred significant lease origination costs which were previously capitalized. Such origination costs are now included as operating expenses and are therefore included as a reduction of our cash flows from operations rather than classified as capital expenditures on the statements of cash flows in the current period. As a result of the adoption, we recognized an additional $1.1 million of lease origination costs as operating cash outflows during the three months ended March 31, 2019, as compared to the same period in 2018.

Investing Activities—Our net cash provided by (used) in investing activities was primarily impacted by the following:

•
Real estate acquisitions and dispositions—During the three months ended March 31, 2019, we did not have any property acquisitions, as compared to one property acquisition during the same period in 2018 for a total cash outlay of $8.4 million. During the three months ended March 31, 2019, we disposed of three properties for a net cash inflow of $35.8 million. We did not have any property dispositions during the same period in 2018.

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the three months ended March 31, 2019, cash used for capital expenditures remained consistent with the same period in 2018. This is in part due to the impact of the adoption of ASC 842 as described above, which reduces our cash outflows for capital expenditures in the current period.

Financing Activities—Net cash used in financing activities was primarily impacted by the following:

•
Debt borrowings and payments—Cash from financing activities is primarily affected by inflows from borrowings and outflows from payments on debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. During the three months ended March 31, 2019, our net borrowings decreased by $50.8 million as a result of higher cash flows from operations and the timing of acquisition and disposition activity for the comparative periods.

•
Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $11.6 million for the three months ended March 31, 2019, as compared to the same period in 2018 primarily due to the increase in common stockholders as a result of the Merger.

•
Share repurchases—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations (see Note 11). Cash outflows for share repurchases increased by $2.6 million.

Distributions—Activity related to distributions to our common stockholders and OP unit holders for the three months ended March 31, 2019 and 2018, was as follows (in thousands):

Cash distributions to OP unit holders	Net cash provided by operating activities

Cash distributions to common stockholders	FFO attributable to stockholders and nonconvertible noncontrolling interests(1)

Distributions reinvested through the DRIP

(1)
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Modified Funds from Operations for the definition of FFO, for information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to Net Loss.

We paid distributions monthly and expect to continue paying distributions monthly (subject to Board authorization) unless our results of operations, our general financial condition, general economic conditions, or other factors, as determined by our Board, make it imprudent to do so. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the Code.
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

Critical Accounting Policies
Our 2018 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to real estate assets, revenue recognition, and the valuation of real estate, investments, and related intangible assets. For the three months ended March 31, 2019, there were no significant changes to these policies except for the policies related to the accounting for leases as a result of the adoption of ASC 842 as of January 1, 2019, as described in Note 2 and Note 3 in the accompanying condensed consolidated financial statements.
Impact of Recently Issued Accounting Pronouncements
Refer to Note 2 for discussion of the impact of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Part II, Item 7A of our 2018 Annual Report on Form 10-K filed with the SEC on March 13, 2019.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the three months ended March 31, 2019, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2019	194	$11.05	194	(2)
February 2019	188	11.05	188	(2)
March 2019	223	11.05	223	(2)

(1)	We announced the commencement of the Share Repurchase Program (“SRP”) on August 12, 2010, and it was subsequently amended on September 29, 2011, and on April 14, 2016.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP, as described below.
Our SRP provides a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations that are discussed below:

•	During any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

•
The cash available for repurchases, of which we may use all or a portion, on any particular date will generally be limited to the proceeds from the dividend reinvestment plan (“DRIP”) during the preceding four fiscal quarters, less any cash already used for repurchases since the beginning of the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of the Board. The availability of DRIP proceeds is not a minimum repurchase requirement and we may use all or no portion. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

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
The repurchase price per share for all stockholders is equal to the estimated value per share (“EVPS”). Repurchases of shares of common stock may be made monthly upon written notice received by us at least five days prior to the end of the applicable month, assuming no limitations, as noted above, exist. Stockholders may withdraw their repurchase request at any time up to five business days prior to the repurchase date. Unfulfilled repurchase requests are treated as requests for repurchase during future months until satisfied or withdrawn.
We may amend, suspend, or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders.
During the three months ended March 31, 2019, we repurchased approximately 0.6 million shares of our common stock under the SRP in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence,” which requests were completed in full. Due to the program’s funding limits, no funds were available for standard repurchases during the first quarter of 2019. Our next standard repurchase is expected to be in July 2019. At that time, demand for standard repurchases is expected to exceed the funding we make available for repurchases. As a result, we expect to make standard repurchases on a pro-rata basis. However, we will continue to fulfill repurchases sought upon a stockholder's death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2019, we issued an aggregate of 0.7 million shares of common stock in redemption of 0.7 million Operating Partnership units (“OP units”). These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.

ITEM 5. OTHER INFORMATION
On May 8, 2019, the independent directors of our Board increased the EVPS of our common stock to $11.10. The valuation was based substantially on the estimated “as is” market value of our portfolio of real estate properties in various geographic locations in the United States (“Portfolio”) and the estimated value of in-place contracts of our third-party asset management business as of March 31, 2019.
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
We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation expert which has expertise in appraising commercial real estate assets, to provide a calculation of the range in EVPS of our common stock as of March 31, 2019. Duff & Phelps prepared a valuation report (“Valuation Report”) that provided this range based substantially on its estimate of the “as is” market value of the Portfolio and the estimated value of in-place contracts of the third-party asset management business. Duff & Phelps made adjustments to the aggregate estimated value of our Portfolio to reflect balance sheet assets and liabilities provided by our management as of March 31, 2019, before calculating a range of estimated values based on the number of outstanding shares of our common stock as of March 31, 2019. These calculations produced an EVPS in the range of $10.07 to $11.48 as of March 31, 2019. The Independent Directors ultimately increased the EVPS of our common stock to $11.10 on May 8, 2019. We previously established an EVPS on May 9, 2018 of $11.05 based substantially on the estimated “as is” market value of our Portfolio and the estimated value of in-place contracts of our third-party asset management business as of March 31, 2018. Prior to that, we established an EVPS on November 8, 2017, of $11.00 based substantially on the estimated market value of our Portfolio and our third-party asset management business as of October 5, 2017. We expect to review the EVPS at least annually.
The following table summarizes the material components of the EVPS of our common stock as of March 31, 2019 (in thousands, except per share amounts):

	March 31, 2019
	Low	High
Investment in Real Estate Assets:
Phillips Edison real estate valuation	$5,559,360	$6,008,660
Management company	25,000	25,000
Joint venture properties(1)	104,005	112,430
Total market value	5,688,365	6,146,090

Other Assets:
Cash and cash equivalents	9,013	9,013
Restricted cash	73,642	73,642
Accounts receivable	48,905	48,905
Derivative assets, net	9,849	9,849
Prepaid expenses and other assets	12,512	12,512
Total other assets	153,921	153,921

Liabilities:
Notes payable and credit facility	2,436,518	2,436,518
Mark to market - debt	(3,188)	(3,188)
Joint venture net liabilities, including debt(1)	58,992	58,992
Accounts payable and accrued expenses	71,485	71,485
Total liabilities	2,563,807	2,563,807

Net Asset Value	$3,278,479	$3,736,204

Common stock and OP units outstanding	325,408	325,408
Net Asset Value Per Share	$10.07	$11.48

(1)	Represents our pro rata share of the properties owned by our joint ventures.
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

Independent Valuation Firm—Duff & Phelps was retained by us on February 28, 2019, as authorized by the independent directors of the Board, to provide independent valuation services. Duff & Phelps, who is not affiliated with us, is a leading global valuation advisor with expertise in complex valuation work. Duff & Phelps had previously provided services to us pertaining to the allocation of acquisition purchase prices for financial reporting purposes in connection with the Portfolio, for which it received usual and customary compensation. Duff & Phelps may be engaged to provide professional services to us in the future. The Duff & Phelps personnel who prepared the valuation had no present or prospective interest in the Portfolio and no personal interest with us.
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
Real Estate Portfolio Valuation—Duff & Phelps estimated the “as is” market values of the Portfolio as of March 31, 2019, using various methodologies. Generally accepted valuation practice suggests assets may be valued using a range of methodologies. Duff & Phelps utilized the income capitalization approach with support from the sales comparison approach for each property. The income approach was the primary indicator of value, with secondary consideration given to the sales approach. Duff & Phelps performed a study of each market to measure current market conditions, supply and demand factors, growth patterns, and their effect on each of the subject properties.
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
The following summarizes the range of capitalization rates that were used to arrive at the estimated market values of our Portfolio:

Range in Values
Overall Capitalization Rate	6.41% - 6.93%
Terminal Capitalization Rate	6.88% - 7.38%
Discount Rate	7.48% - 7.98%
Management Company Valuation—Duff & Phelps estimated the aggregate market value associated with our third-party asset management business using various methodologies. Duff & Phelps considered various applications of the income approach, market approach, and underlying assets approach, with the income approach determined to be the most reliable method for purposes of the analysis. The income approach analysis considered the projected fee income earned for services provided pursuant to various management and advisory agreements over the expected duration of that contract, assuming normal and customary renewal provisions. Such services include property management services performed for the properties in the Portfolio, as well as property and asset management services for certain unaffiliated real estate investment portfolios. In performing this analysis, solely fee income related to properties owned as of March 31, 2019, was considered. The income approach also considered a reasonable level of expenses to support such activities, as well as other adjustments, and a discount rate that accounted for the time value of money and the risk of achieving the projected cash flows. The result of the income approach analysis was the aggregate market value of the third-party asset management business, from which an estimated market value of net tangible assets (liabilities) was subtracted (added), to result in the aggregate intangible value of the management company.
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

Resulting Range in Estimated Value Per Share
	Increase of 25 basis points	Decrease of 25 basis points	Increase of 5%	Decrease of 5%
Terminal Capitalization Rate	$11.27 - $12.71	$11.97 - $13.57	$11.14 - $12.59	$12.13 - $13.71
Discount Rate	$11.25 - $12.73	$11.97 - $13.53	$11.06 - $12.56	$12.18 - $13.71
Other Assets and Other Liabilities—Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect our other assets and other liabilities based on balance sheet information provided by us as of March 31, 2019.
Role of the Independent Directors—The independent directors received a copy of the Valuation Report and discussed the report with representatives of Duff & Phelps. The independent directors also discussed the Valuation Report, the Portfolio, the third-party asset management business, our other assets and liabilities, and other matters with management. Management recommended to the independent directors that $11.10 per share be approved as the EVPS of our common stock. The independent directors discussed the rationale for this value with management.
Following the independent directors’ receipt and review of the Valuation Report and the recommendation of management, and in light of other factors considered by the independent directors, the independent directors concluded that the range in EVPS of $10.07 to $11.48 was appropriate. The independent directors agreed to accept the recommendation of management and approved $11.10 as the EVPS of our common stock as of March 31, 2019, which determination was ultimately and solely the responsibility of the independent directors.
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
Further, we have not made any adjustments to the valuation of our EVPS for the impact of other transactions occurring subsequent to March 31, 2019, including, but not limited to: (i) acquisitions or dispositions of assets; (ii) the issuance of common stock under the DRIP; (iii) NOI earned and dividends declared; (iv) the repurchase of shares; and (v) changes in leases, tenancy or other business or operational changes. The value of our shares of common stock will fluctuate over time in response to developments related to individual real estate assets, the management of those assets, and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares of common stock. The EVPS does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, or the impact of restrictions on the assumption of debt. Accordingly, the EVPS of our common stock may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
Dividend Reinvestment Plan
On May 8, 2019, the Board authorized an increase in the number of shares of Common Stock issuable under the DRIP to 60 million, as reflected in the Second Amended and Restated Dividend Reinvestment Plan included as Exhibit 4.1 to this Quarterly Report on Form 10-Q. The terms of the plan otherwise remain unchanged.

ITEM 6. EXHIBITS

Ex.	Description
4.1	Second Amended and Restated Dividend Reinvestment Plan*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consent of Duff & Phelps, LLC*
101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: May 9, 2019	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer and Treasurer (Principal Financial Officer)