Form 10-Q
period 2019-06-30
Phillips Edison & Company, Inc.
filed 2019-08-12
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
As of August 1, 2019, there were 283.5 million outstanding shares of common stock of the Registrant.

PHILLIPS EDISON & COMPANY, INC.
FORM 10-Q

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Investment in real estate:
Land and improvements	$1,595,005	$1,598,063
Building and improvements	3,241,923	3,250,420
In-place lease assets	460,994	464,721
Above-market lease assets	66,740	67,140
Total investment in real estate assets	5,364,662	5,380,344
Accumulated depreciation and amortization	(667,037)	(565,507)
Net investment in real estate assets	4,697,625	4,814,837
Investment in unconsolidated joint ventures	42,418	45,651
Total investment in real estate assets, net	4,740,043	4,860,488
Cash and cash equivalents	17,772	16,791
Restricted cash	34,784	67,513
Accounts receivable – affiliates	3,409	5,125
Corporate intangible asset, net	4,401	14,054
Goodwill	29,066	29,066
Other assets, net	131,101	153,076
Real estate investment and other assets held for sale	15,877	17,364
Total assets	$4,976,453	$5,163,477

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,423,405	$2,438,826
Below-market lease liabilities, net	125,041	131,559
Earn-out liability	32,000	39,500
Deferred income	14,899	14,025
Accounts payable and other liabilities	138,780	126,074
Liabilities of real estate investment held for sale	302	596
Total liabilities	2,734,427	2,750,580
Commitments and contingencies (Note 10)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued
and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 283,770 and 279,803
shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,838	2,798
Additional paid-in capital	2,718,871	2,674,871
Accumulated other comprehensive (loss) income (“AOCI”)	(20,538)	12,362
Accumulated deficit	(830,358)	(692,045)
Total stockholders’ equity	1,870,813	1,997,986
Noncontrolling interests	371,213	414,911
Total equity	2,242,026	2,412,897
Total liabilities and equity	$4,976,453	$5,163,477

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$129,030	$94,410	$257,890	$188,296
Fees and management income	3,051	9,137	6,312	17,849
Other property income	500	626	1,148	1,227
Total revenues	132,581	104,173	265,350	207,372
Expenses:
Property operating	20,933	16,901	43,799	35,016
Real estate taxes	17,930	13,326	35,278	26,473
General and administrative	13,540	13,450	26,750	23,911
Depreciation and amortization	59,554	46,385	120,543	92,812
Impairment of real estate assets	25,199	10,939	38,916	10,939
Total expenses	137,156	101,001	265,286	189,151
Other:
Interest expense, net	(25,758)	(17,051)	(50,842)	(33,830)
(Loss) gain on disposal of property, net	(1,266)	985	5,855	985
Other impairment charges	(9,661)	—	(9,661)	—
Other (expense) income, net	(912)	(1,182)	6,624	(1,289)
Net loss	(42,172)	(14,076)	(47,960)	(15,913)
Net loss attributable to noncontrolling interests	5,602	2,725	6,195	2,962
Net loss attributable to stockholders	$(36,570)	$(11,351)	$(41,765)	$(12,951)
Earnings per common share:
Net loss per share attributable to stockholders - basic and diluted (See Note 13)	$(0.13)	$(0.06)	$(0.15)	$(0.07)

Comprehensive (loss) income:
Net loss	$(42,172)	$(14,076)	$(47,960)	$(15,913)
Other comprehensive (loss) income:
Change in unrealized value on interest rate swaps	(23,645)	4,855	(38,006)	18,343
Comprehensive (loss) income	(65,817)	(9,221)	(85,966)	2,430
Net loss attributable to noncontrolling interests	5,602	2,725	6,195	2,962
Comprehensive loss (income) attributable to noncontrolling interests	3,168	1,782	5,106	(584)
Comprehensive (loss) income attributable to stockholders	$(57,047)	$(4,714)	$(74,665)	$4,808

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2019 and 2018
	Common Stock		Additional Paid-In Capital	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at April 1, 2018	186,027	$1,860	$1,638,176	$27,381	$(634,164)	$1,033,253	$428,019	$1,461,272
Share repurchases	(3,830)	(38)	(42,099)	—	—	(42,137)	—	(42,137)
Dividend reinvestment plan (“DRIP”)	1,102	11	12,124	—	—	12,135	—	12,135
Change in unrealized value on interest rate swaps	—	—	—	3,912	—	3,912	943	4,855
Common distributions declared, $0.17 per share	—	—	—	—	(31,158)	(31,158)	—	(31,158)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,308)	(7,308)
Share-based compensation expense	5	—	401	—	—	401	1,300	1,701
Other	—	—	(12)	—	—	(12)	—	(12)
Net loss	—	—	—	—	(11,351)	(11,351)	(2,725)	(14,076)
Balance at June 30, 2018	183,304	$1,833	$1,608,590	$31,293	$(676,673)	$965,043	$420,229	$1,385,272

Balance at April 1, 2019	281,549	$2,815	$2,693,946	$(61)	$(745,740)	$1,950,960	$398,225	$2,349,185
Share repurchases	(541)	(5)	(5,989)	—	—	(5,994)	—	(5,994)
DRIP	1,558	15	17,225	—	—	17,240	—	17,240
Change in unrealized value on interest rate swaps	—	—	—	(20,477)	—	(20,477)	(3,168)	(23,645)
Common distributions declared, $0.17 per share	—	—	—	—	(48,048)	(48,048)	—	(48,048)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,061)	(7,061)
Share-based compensation expense	—	—	630	—	—	630	1,891	2,521
Share-based awards vesting	24	1	(1)	—	—	—	—	—
Conversion of noncontrolling interests	1,180	12	13,060	—	—	13,072	(13,072)	—
Net loss	—	—	—	—	(36,570)	(36,570)	(5,602)	(42,172)
Balance at June 30, 2019	283,770	$2,838	$2,718,871	$(20,538)	$(830,358)	$1,870,813	$371,213	$2,242,026

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30, 2019 and 2018
	Common Stock		Additional Paid-In Capital	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2018	185,233	$1,852	$1,629,130	$16,496	$(601,238)	$1,046,240	$432,442	$1,478,682
Share repurchases	(4,196)	(42)	(46,110)	—	—	(46,152)	—	(46,152)
DRIP	2,262	23	24,876	—	—	24,899	—	24,899
Change in unrealized value on interest rate swaps	—	—	—	14,797	—	14,797	3,546	18,343
Common distributions declared, $0.34 per share	—	—	—	—	(62,484)	(62,484)	—	(62,484)
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,097)	(14,097)
Share-based compensation expense	5	—	719	—	—	719	1,300	2,019
Other	—	—	(25)	—	—	(25)	—	(25)
Net loss	—	—	—	—	(12,951)	(12,951)	(2,962)	(15,913)
Balance at June 30, 2018	183,304	$1,833	$1,608,590	$31,293	$(676,673)	$965,043	$420,229	$1,385,272

Balance at December 31, 2018	279,803	$2,798	$2,674,871	$12,362	$(692,045)	$1,997,986	$414,911	$2,412,897
Adoption of new accounting pronouncement (see Note 3)	—	—	—	—	(528)	(528)	—	(528)
Balance at January 1, 2019	279,803	$2,798	$2,674,871	$12,362	$(692,573)	$1,997,458	$414,911	$2,412,369
Share repurchases	(1,146)	(11)	(12,663)	—	—	(12,674)	—	(12,674)
DRIP	3,161	31	34,927	—	—	34,958	—	34,958
Change in unrealized value on interest rate swaps	—	—	—	(32,900)	—	(32,900)	(5,106)	(38,006)
Common distributions declared, $0.34 per share	—	—	—	—	(96,020)	(96,020)	—	(96,020)
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,228)	(14,228)
Share-based compensation expense	—	—	1,063	—	—	1,063	2,730	3,793
Share-based awards vesting	82	1	(1)	—	—	—	—	—
Share-based awards retained for taxes	(18)	—	(206)	—	—	(206)	—	(206)
Conversion of noncontrolling interests	1,888	19	20,880	—	—	20,899	(20,899)	—
Net loss	—	—	—	—	(41,765)	(41,765)	(6,195)	(47,960)
Balance at June 30, 2019	283,770	$2,838	$2,718,871	$(20,538)	$(830,358)	$1,870,813	$371,213	$2,242,026

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,960)	$(15,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of real estate assets	117,170	84,216
Impairment of real estate assets	38,916	10,939
Depreciation and amortization of corporate assets	3,373	7,672
Amortization of deferred financing expenses	2,522	2,401
Net amortization of above- and below-market leases	(2,224)	(1,990)
Gain on disposal of property, net	(5,855)	(877)
Change in fair value of earn-out liability	(7,500)	1,500
Straight-line rent	(4,456)	(2,471)
Share-based compensation expense	3,793	1,994
Equity in net loss of unconsolidated joint ventures	976	—
Other impairment charges	9,661	—
Other	5,211	229
Changes in operating assets and liabilities:
Other assets, net	(1,553)	(702)
Accounts payable and other liabilities	(12,005)	(9,186)
Net cash provided by operating activities	100,069	77,812
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(49,880)	(9,222)
Capital expenditures	(27,221)	(17,346)
Proceeds from sale of real estate	47,857	13,300
Return of investment in unconsolidated joint ventures	2,257	—
Net cash used in investing activities	(26,987)	(13,268)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	(73,359)	(15,000)
Proceeds from mortgages and loans payable	60,000	65,000
Payments on outstanding indebtedness	(4,835)	(20,542)
Distributions paid, net of DRIP	(60,787)	(37,819)
Distributions to noncontrolling interests	(13,841)	(14,096)
Repurchases of common stock	(11,802)	(44,494)
Other	(206)	—
Net cash used in financing activities	(104,830)	(66,951)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(31,748)	(2,407)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	84,304	27,445
End of period	$52,556	$25,038

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$17,772	$8,310
Restricted cash	34,784	16,728
Cash, cash equivalents, and restricted cash at end of period	$52,556	$25,038

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)
(In thousands)

	2019	2018
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$44,169	$32,422
Accrued capital expenditures	2,960	2,428
Change in distributions payable	275	(235)
Change in distributions payable - noncontrolling interests	387	2
Change in accrued share repurchase obligation	872	1,658
Distributions reinvested	34,958	24,899

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
In November 2018, through our direct or indirect subsidiaries, we entered into a joint venture with The Northwestern
Mutual Life Insurance Company (“Northwestern Mutual”). At formation, we contributed or sold 17 grocery-anchored shopping centers with a fair value of approximately $359 million to the new joint venture, Grocery Retail Partners I LLC (“GRP I” or the “GRP I joint venture”). GRP I also assumed a portfolio loan from us as part of this transaction. In exchange, we received a 15% ownership interest in GRP I and cash of $161.8 million. For a more detailed discussion, see Note 6.
As of June 30, 2019, we wholly-owned fee simple interests in 298 real estate properties. In addition, we owned a 20% equity interest in NRP and a 15% interest in GRP I, as described previously.

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
Other than those noted below, there have been no changes to our significant accounting policies during the six months ended June 30, 2019. For a full summary of our accounting policies, refer to our 2018 Annual Report on Form 10-K filed with the SEC on March 13, 2019.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the operating results expected for the full year.
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
If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (i.e., the lessee is the owner), then the leased asset is the unimproved space and any tenant allowances funded under the lease are treated as lease incentives, which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. We consider a number of different factors in evaluating whether the lessee or we are the owner of the tenant improvements for accounting purposes. These factors include:

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
Historically, we periodically reviewed the collectability of outstanding receivables. Following the adoption of ASC 842, as of January 1, 2019, lease receivables are reviewed continually to determine whether or not it is likely that we will realize all amounts receivable for each of our tenants (i.e., whether a tenant is deemed to be a credit risk). If we determine that the tenant is not a credit risk, no reserve or reduction of revenue is recorded, except in the case of disputed charges. If we determine that the tenant is a credit risk, revenue for that tenant is recorded on a cash basis, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Rental Income rather than in Property Operating, where our reserves were previously recorded, on the consolidated statements of operations.
Lessee—We enter into leases as a lessee as part of our real estate operations in the form of ground leases of land for certain properties, and as part of our corporate operations in the form of office space and office equipment leases. Ground leases typically have initial terms of 15-40 years with one or more options to renew for additional terms of 3-5 years, and may include options that grant us, as the lessee, the right to terminate the lease, without penalty, in advance of the full lease term. Our office space leases generally have terms of less than ten years with no renewal options. Office equipment leases typically have terms ranging from 3-5 years with options to extend the term for a year or less, but contain minimal termination rights. In calculating the term of our leases, we consider whether we are reasonably certain to exercise renewal and/or termination options. Our determination involves a combination of contract-, asset-, entity-, and market-based factors and involves considerable judgment.
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
We record right-of-use (“ROU”) assets and liabilities in the consolidated balance sheets based upon the terms and conditions of the applicable lease agreement. We use discount rates to calculate the present value of lease payments when determining lease classification and measuring our lease liability. We use the rate implicit in the lease as our discount rate unless that rate cannot be readily determined, in which case we consider various factors to select an appropriate discount rate. This requires the application of judgment, and we consider the length of the lease as well as the length and securitization of our outstanding debt agreements in selecting an appropriate rate. Refer to Note 3 for further detail.
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

The table below shows the most significant of these fee types in the Management Agreements:

Fee	Performance Obligation Satisfied	Form and Timing of Payment	Description
Asset Management	Over time	In cash and/or ownership units, monthly	Because each increment of service is distinct, although substantially the same, revenue is recognized at the end of each reporting period based upon asset base and the applicable rate.
Property Management	Over time	In cash, monthly	Because each increment of service is distinct, although substantially the same, revenue is recognized at the end of each month based on a percentage of the properties’ cash receipts.
Leasing Commissions	Point in time (upon close of a transaction)	In cash, upon completion	Revenue is recognized in an amount equal to the fees charged by unaffiliated persons rendering comparable services in the same geographic location.
Construction Management	Point in time (upon close of a project)	In cash, upon completion	Revenue is recognized in an amount equal to the fees charged by unaffiliated persons rendering comparable services in the same geographic location.
Acquisition/Disposition	Point in time (upon close of a transaction)	In cash, upon close of the transaction	Revenue is recognized based on a percentage of the purchase price or disposition price of the property acquired or sold.
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
Income Taxes—Our consolidated financial statements include the operations of wholly owned subsidiaries that have jointly elected to be treated as Taxable REIT Subsidiaries (“TRS”) and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. During the three and six months ended June 30, 2019 and 2018, no federal income tax expense or benefit was reported, and we recorded a full valuation allowance for our net deferred tax asset. We recognized an immaterial amount of state and local income tax expense, which is included in Other (Expense) Income, Net on the consolidated statements of operations.

Recently Issued and Newly Adopted Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements or Other Significant Matters
Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326):
Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Financial Instruments - Credit Losses (Topic 326): Codification Improvements

ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief

The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. It clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842. It also allows election of the fair value option on certain financial instruments. This update is effective for public entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted after December 15, 2018.
January 1, 2020
We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements. The majority of our financial instruments result from operating leasing transactions, which are not within the scope of this standard.

ASU 2018-13, Fair Value Measurement (Topic 820)
This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the Financial Accounting Standards Board’s disclosure framework project. It is effective for annual and interim reporting periods beginning after December 15, 2019, but early adoption is permitted.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements, which is expected to only impact fair value measurement disclosures.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
This ASU amends two aspects of the related-party guidance in ASC 810: (1) adds an elective private-company scope exception to the variable interest entity guidance for entities under common control and (2) indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For entities other than private companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. All entities are required to apply the amendments in this update retrospectively with a cumulative effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
This ASU amends a variety of topics, improving certain aspects of previously issued ASUs, including ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendment is effective for fiscal years beginning after December 15, 2019, but early adoption is permitted.
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

ASU 2019-01, Leases (Topic 842): Codification Improvements
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
- Practical expedient which permits us as a lessor not to separate non-lease components, such as common area maintenance reimbursements, from the associated lease component, provided that the timing and pattern of transfer of the services are substantially the same. Because of our decision to elect this practical expedient, we will no longer present our Rental Income and Tenant Recovery Income amounts separately on our consolidated statements of operations, and have reclassified Tenant Recovery Income amounts to Rental Income for all periods presented on the consolidated statements of operations.
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

Reclassifications—The following line items on our consolidated statements of operations for the three and six months ended June 30, 2018, were reclassified to conform to current year presentation:

•	Tenant Recovery was combined with Rental Income, and

•	Other Expense, Net previously included activity from property disposals, and this is now presented as (Loss) Gain on Disposal of Property, Net.
The following line items on our consolidated statements of cash flows for the six months ended June 30, 2018, were reclassified to conform to current year presentation:

•	Accounts Receivable - Affiliates was combined with Other Assets, Net;

•	Accounts Payable - Affiliates was combined with Accounts Payable and Other Liabilities; and

•	Net Loss on Write-off of Unamortized Capitalized Leasing Commissions, Market Debt Adjustments, and
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
The adoption of ASC 842 resulted in a $0.5 million adjustment to the current year’s opening balance in Accumulated Deficit on the consolidated balance sheets as a result of recognizing ROU assets and lease liabilities as well as adjustments to our collectability reserve. Beginning in January 1, 2019, due to the new standard’s narrowed definition of initial direct costs, we now expense significant lease origination costs as incurred, which were previously capitalized as initial direct costs and amortized to expense over the lease term. We capitalized $6.2 million of internal costs for the year ended December 31, 2018, some of which we will continue to capitalize in accordance with the standard. During the six months ended June 30, 2019, the amounts capitalized were $1.9 million, compared to $2.9 million during the six months ended June 30, 2018. Amounts that were capitalized prior to the adoption of ASC 842 will continue to be amortized over their remaining lives.
Additionally, ASC 842 requires that lessors exclude from variable payments all costs paid by a lessee directly to a third party. For the year ended December 31, 2018, $8.0 million in real estate tax payments made by tenants directly to third parties was recorded by us as both Tenant Recovery Income and Real Estate Taxes. This amount was approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2018, respectively. Beginning January 1, 2019, such amounts are no longer recognized by us. As the recorded expense was completely offset by the tenant recovery income recorded, this has no net impact to earnings.
Beginning January 1, 2019, operating lease receivables are accounted for under ASC 842, which requires us to recognize changes in the collectability assessment for an operating lease as an adjustment to lease income. For the year ended December 31, 2018, $2.9 million of expense was recorded as Property Operating on our consolidated statements of operations, which would have been recorded as a reduction to Rental Income under the new standard. For the three and six months ended June 30, 2019, the total amount recorded as a reduction to Rental Income as a result of collectability reserves was $0.1 million and $0.7 million, respectively.
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases.
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of June 30, 2019, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
Remaining 2019	$191,571
2020	360,997
2021	316,521
2022	274,713
2023	223,940
2024 and thereafter	636,772
Total	$2,004,514
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of June 30, 2019. As of June 30, 2019, our real estate investments in Florida and California represented 12.3% and 10.0% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic or weather developments in the Florida and California real estate markets.

Lessee—As a lessee, we recognized additional operating lease liabilities of $6.2 million with corresponding ROU assets of $6.0 million, and the difference between them was recorded as an adjustment to Accumulated Deficit on the consolidated balance sheets. On adoption of ASC 842, these asset and liability amounts represented the present value of the remaining fixed minimum rental payments under current leasing standards for existing leases, adjusted as appropriate for amounts written off in transition to the new guidance. The initial measurement of a ROU asset may differ from the initial measurement of the corresponding lease liability due to initial direct costs, prepaid lease payments, and lease incentives.
Lease assets, grouped by balance sheet line where they are recorded, consisted of the following as of June 30, 2019 (in thousands):

June 30, 2019
Assets
Investment in Real Estate:
ROU asset - operating leases	$4,707
Less: accumulated amortization	(217)
Total in Investment in Real Estate	4,490
Other Assets:
ROU asset - operating leases	2,540
ROU asset - finance leases	705
Less: accumulated amortization	(595)
Total in Other Assets	2,650
Total ROU lease assets(1)	$7,140

Liabilities
Accounts Payable and Other Liabilities:
Operating lease liability	$6,790
Debt Obligations, Net:
Finance lease liability	581
Total lease liabilities(1)	$7,371

(1)
As of June 30, 2019, the weighted average remaining lease term was approximately 2.4 years for finance leases and 18.3 years for operating leases. The weighted average discount rate was 3.54% for finance leases and 4.07% for operating leases.

Below are the amounts recorded in our consolidated statements of operations related to our ROU assets and lease liabilities by lease type (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Statements of operations information:
Finance lease cost:
Amortization of ROU assets	$64	$128
Interest on lease liabilities	4	9
Operating lease costs	449	797
Short term lease expense	376	767
Below are the amounts recorded in our consolidated statements of cash flows related to our leases by type (in thousands):

Six Months Ended
June 30, 2019
Statements of cash flows information:
Operating cash flows used for operating leases	$(620)
Financing cash flows used for finance leases	(122)
ROU assets obtained in exchange for new lease liabilities	1,444

Future undiscounted payments for fixed lease charges by lease type as of June 30, 2019, are as follows (in thousands):

	Undiscounted
	Operating	Finance
Remaining 2019	$745	$148
2020	1,174	295
2021	723	98
2022	684	26
2023	529	20
Thereafter	6,419	15
Total undiscounted cash flows from leases	10,274	602
Total lease liabilities recorded at present value	6,790	581
Difference between undiscounted cash flows and present value of lease liabilities	$3,484	$21

4. MERGER WITH REIT II
In November 2018, we acquired 86 properties as part of the Merger with REIT II. Under the terms of the Merger, at the time of closing, the following consideration was given in exchange for REIT II common stock (in thousands):

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

5. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisitions during the six months ended June 30, 2019 and 2018 (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Leased % of Rentable Square Feet at Acquisition
Murray Landing Outparcel	Columbia, SC	N/A	5/16/2019	$295	N/A
Naperville Crossings	Naperville, IL	ALDI	4/26/2019	49,585	88.0%
Shoppes of Lake Village	Leesburg, FL	Publix	2/26/2018	8,423	71.3%
The fair value and weighted-average useful life at acquisition for lease intangibles acquired as part of the above acquisitions are as follows (dollars in thousands, weighted-average useful life in years):

	Six Months Ended
	June 30, 2019		June 30, 2018
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
In-place lease assets	$4,736	11	$946	6
Above-market lease assets	825	8	74	3
Below-market lease liabilities	(2,097)	16	(457)	16

Property Sales—The following table summarizes our property sales activity (dollars in thousands):

	Six Months Ended
	June 30,
	2019	2018
Number of properties sold	6	2
Number of outparcels sold	1	—
Proceeds from sale of real estate	$47,857	$13,300
Gain on sale of properties, net(1)	6,627	985

(1)	The gain on sale of properties, net does not include miscellaneous write-off activity, which is also recorded in Gain on Disposal of Property, Net on the consolidated statements of operations.
Property Held for Sale—As of June 30, 2019, two properties were classified as held for sale. For information regarding the disposition of held for sale property, refer to Note 16. As of December 31, 2018, we had two properties that were classified as held for sale, and both were sold in the first quarter of 2019. Properties classified as held for sale as of June 30, 2019 and December 31, 2018, were under contract to sell, with no substantive contingencies, and the prospective buyers had significant funds at risk as of the respective reporting date. A summary of assets and liabilities for the properties held for sale as of June 30, 2019 and December 31, 2018, is below (in thousands):

	June 30, 2019	December 31, 2018
ASSETS
Total investment in real estate assets, net	$15,555	$16,889
Other assets, net	322	475
Total assets	$15,877	$17,364
LIABILITIES
Below-market lease liabilities, net	$117	$208
Accounts payable and other liabilities	185	388
Total liabilities	$302	$596
Impairment of Real Estate Assets—During the three and six months ended June 30, 2019, we recognized impairment charges totaling $25.2 million and $38.9 million, respectively. During the three and six months ended June 30, 2018, we recognized an impairment charge totaling $10.9 million. The impairments were associated with certain anticipated property dispositions where the net book value exceeded the estimated fair value. Our estimated fair value was based upon the contracted price to sell or the marketed price for disposition, less costs to sell. We have applied reasonable estimates and judgments in determining the amount of impairment recognized.

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
The following table details our investment balances in these unconsolidated joint ventures, which are accounted for using the equity method of accounting and are considered to be related parties to us as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	NRP	GRP I	NRP	GRP I
Ownership percentage	20%	15%	20%	15%
Number of properties	13	17	13	17
Investment balance	$14,454	$27,964	$16,198	$29,453
Unamortized basis adjustments(1)	5,317	—	6,026	—

(1)
Our investment in NRP differs from our proportionate share of the entity’s underlying net assets due to basis differences initially recorded at $6.2 million arising from the Merger and recording the investment at fair value.

The following table summarizes the operating information of the unconsolidated joint ventures and their impact on our consolidated statements of operations and consolidated statements of equity. We did not have any investments in unconsolidated joint ventures during the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	NRP	GRP I	NRP	GRP I
Loss from unconsolidated joint ventures, net	$114	$52	$202	$65
Amortization of basis adjustments(1)	354	—	709	—
Distributions	551	509	833	1,424

(1)	These amounts are amortized starting at the date of the Merger and recorded as an offset to earnings from the NRP joint venture in Other Expense, Net on our consolidated statements of operations.

7. OTHER ASSETS, NET
The following is a summary of Other Assets, Net as of June 30, 2019 and December 31, 2018, excluding amounts related to assets classified as held for sale (in thousands):

	June 30, 2019	December 31, 2018
Other assets, net:
Deferred leasing commissions and costs	$35,518	$32,957
Deferred financing expenses	13,971	13,971
Office equipment, ROU assets, and other	18,016	14,315
Total depreciable and amortizable assets	67,505	61,243
Accumulated depreciation and amortization	(28,603)	(24,382)
Net depreciable and amortizable assets	38,902	36,861
Accounts receivable, net	50,681	56,104
Deferred rent receivable, net	25,778	21,261
Derivative asset	5,324	29,708
Investment in affiliates	700	700
Prepaids and other	9,716	8,442
Total other assets, net	$131,101	$153,076

8. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, on our debt obligations as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Interest Rate(1)	June 30, 2019	December 31, 2018
Revolving credit facility(2)	LIBOR + 1.40%	$—	$73,359
Term loans	2.06%-4.59%	1,918,410	1,858,410
Secured portfolio loan facility	3.52%	195,000	195,000
Mortgages	3.45%-7.91%	329,404	334,117
Finance lease liability		581	552
Assumed market debt adjustments, net		(3,841)	(4,571)
Deferred financing expenses, net		(16,149)	(18,041)
Total		$2,423,405	$2,438,826

(1)	Interest rates are as of June 30, 2019.

(2)
The gross borrowings and payments under our revolving credit facility were $105.6 million and $179.0 million, respectively, during the six months ended June 30, 2019. The gross borrowings and payments under our revolving credit facility were $151.0 million and $166.0 million, respectively, during the six months ended June 30, 2018.

In May 2019, we executed a $60 million delayed draw feature on one of our term loans. We used the proceeds from this draw to pay down our revolver balance.
As of June 30, 2019 and December 31, 2018, the weighted-average interest rate, including the effect of derivative financial instruments, for all of our debt obligations was 3.5%.
The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, net, as of June 30, 2019 and December 31, 2018, is summarized below (in thousands):

	June 30, 2019	December 31, 2018
As to interest rate:(1)
Fixed-rate debt	$2,111,985	$2,216,669
Variable-rate debt	331,410	244,769
Total	$2,443,395	$2,461,438
As to collateralization:
Unsecured debt	$1,918,410	$1,931,769
Secured debt	524,985	529,669
Total	$2,443,395	$2,461,438

(1)	Includes the effects of derivative financial instruments (see Notes 9 and 15).

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $3.5 million will be reclassified from AOCI as an increase to Interest Expense, Net.

The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of June 30, 2019 and December 31, 2018 (notional amounts in thousands):

	June 30, 2019	December 31, 2018
Count	11	12
Notional amount	$1,587,000	$1,687,000
Fixed LIBOR	0.7% - 2.9%	0.7% - 2.9%
Maturity date	2019 - 2025	2019 - 2025
The table below details the nature of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amount of (loss) gain recognized in other comprehensive income on derivatives(1)	$(22,348)	$5,608	$(35,205)	$19,047
Amount of gain reclassified from AOCI into interest expense(1)	(1,297)	(753)	(2,801)	(704)

(1)	Changes in value are solely driven from changes in LIBOR futures as a result of various economic factors.
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of June 30, 2019, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $21.0 million. As of June 30, 2019, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $21.0 million.

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

11. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of our board of directors (“Board”). Our charter does not provide for cumulative voting in the election of directors.
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
Shares of our common stock are issued under the DRIP, as discussed below, at the same price as the EVPS in effect at the time of issuance.
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
Share Repurchase Program (“SRP”)—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The Board reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
Due to the funding limits, no proceeds were available for standard share repurchases during the six months ended June 30, 2019. Repurchase requests in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. In July 2019, approximately 1.2 million shares of our common stock were repurchased under the SRP.
On August 7, 2019, the Board suspended the SRP with respect to standard repurchases. We will continue to fulfill repurchases sought upon a stockholder's death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the amended SRP, adopted on August 7, 2019 and described in Part II, Item 5 of this Quarterly Report on Form 10-Q.
Convertible Noncontrolling Interests—Under the terms of the Partnership Agreement, OP unit holders may elect to exchange OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year. As the form of redemption for OP units is within our control, the OP units outstanding as of June 30, 2019 and December 31, 2018, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. The distributions that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity. During the six months ended June 30, 2019, OP units were converted into shares of our common stock at a 1:1 ratio. There were approximately 42.7 million and 44.5 million OP units outstanding as of June 30, 2019 and December 31, 2018, respectively.
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

	Six Months Ended
	June 30, 2019
	Restricted Stock Awards	Performance Stock Awards(1)	Phantom Stock Units	Weighted-Average Grant-Date Fair Value(2)
Nonvested at December 31, 2018	808	199	998	$10.60
Granted	464	1,275	—	11.05
Vested	(196)	—	—	10.99
Forfeited	(26)	—	(12)	10.76
Nonvested at June 30, 2019	1,050	1,474	986	$10.80

(1)
Certain performance-based awards granted during the period contain terms which dictate that the number of award units to be issued will vary based upon actual performance compared to target performance. The number of shares deemed to be issued per this table reflect our probability-weighted estimate of the number of shares that will vest based upon current and expected company performance. The maximum number of award units to be issued under all outstanding grants, excluding phantom stock units as they are settled in cash, was 4.0 million and 1.2 million as of June 30, 2019 and December 31, 2018, respectively.

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
During the three months ended June 30, 2019 and 2018, the expense for all stock-based awards, including phantom stock units, was $3.3 million and $3.1 million, respectively. During the six months ended June 30, 2019 and 2018, the expense was $5.3 million and $4.7 million, respectively. We had $22.6 million of unrecognized compensation costs related to these awards that we expect to recognize over a weighted average period of approximately 4.3 years. The fair value at the vesting date for stock-based awards that vested during the six months ended June 30, 2019 was $2.2 million.

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
The impact of OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the OP units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of June 30, 2019 and 2018.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to stockholders - basic	$(36,570)	$(11,351)	$(41,765)	$(12,951)
Net loss attributable to convertible OP units(1)	(5,643)	(2,756)	(6,426)	(3,090)
Net loss - diluted	$(42,213)	$(14,107)	$(48,191)	$(16,041)
Denominator:
Weighted-average shares - basic	283,010	184,450	282,148	185,171
OP units(1)	43,288	44,453	43,640	44,453
Adjusted weighted-average shares - diluted	326,298	228,903	325,788	229,624
Earnings per common share:
Basic and diluted	$(0.13)	$(0.06)	$(0.15)	$(0.07)
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
Approximately 2.5 million and 1.0 million unvested restricted stock awards were outstanding as of June 30, 2019 and 2018, respectively. These securities were anti-dilutive, and, as a result, their impact was excluded from the weighted-average common shares used to calculate diluted EPS.

14. REVENUE RECOGNITION AND RELATED PARTY TRANSACTIONS
Revenue—Summarized below are amounts included in Fee and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds, and other revenues that are not in the scope of ASC 606 but are included in this table for the purpose of disclosing all related party revenues (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2019				June 30, 2019
	PECO III	Joint Ventures	Other Parties(1)	Total	PECO III	Joint Ventures	Other Parties(1)	Total
Recurring fees(2)	$228	$1,352	$59	$1,639	$422	$2,681	$118	$3,221
Transactional revenue and reimbursements(3)	204	621	2	827	1,016	1,026	7	2,049
Insurance premiums	21	72	492	585	24	72	946	1,042
Total fees and management income	$453	$2,045	$553	$3,051	$1,462	$3,779	$1,071	$6,312

(1)	Insurance premium income from other parties includes amounts from third parties not affiliated with us in the amount of $0.5 million and $1.0 million for the three and six months ended June 30, 2019.

(2)	Recurring fees include asset management fees and property management fees.

(3)	Transaction revenue includes items such as leasing commissions, construction management fees, and acquisition fees.

	Three Months Ended				Six Months Ended
	June 30, 2018				June 30, 2018
	REIT II(1)	PECO III and Joint Ventures	Other Parties(2)	Total	REIT II(1)	PECO III and Joint Ventures	Other Parties(2)	Total
Recurring fees	$5,189	$581	$77	$5,847	$10,333	$1,139	$152	$11,624
Transactional revenue and reimbursements	2,240	515	(11)	2,744	3,951	1,184	20	5,155
Insurance premiums	109	—	437	546	189	—	881	1,070
Total fees and management income	$7,538	$1,096	$503	$9,137	$14,473	$2,323	$1,053	$17,849

(1)	All amounts earned from REIT II were earned prior to the close of the Merger in November 2018, and ceased upon its acquisition by us.

(2)
Recurring fees and other revenue from other parties includes amounts from third parties not affiliated with us in the amount of $0.5 million and $0.9 million for the three and six months ended June 30, 2018.

Organization and Offering Costs—Under the terms of one of our Management Agreements, we have incurred organization and offering costs related to PECO III’s private placement and public offering since 2017. In June 2019, PECO III’s Board of Directors approved the suspension of the public offering, effective June 14, 2019. In connection with the suspension, we reduced our organization and offering cost receivable to the contractually obligated amount as of June 30, 2019, which resulted in a reduction of $2.3 million to Accounts Receivable - Affiliates on our consolidated balance sheets. As of June 30, 2019 and December 31, 2018, we had receivables for organization and offering costs of $2.5 million and $4.5 million, respectively, which were recorded in Accounts Receivable - Affiliates on our consolidated balance sheets.
In addition to organization and offering costs, we have receivables related to Management Agreements from related parties of $0.9 million and $0.6 million as of June 30, 2019 and December 31, 2018, respectively. These amounts were recorded in Accounts Receivable - Affiliates on the consolidated balance sheets.
Other Related Party Matters—Griffin Capital Company, LLC (“Griffin sponsor”) owns a 25% interest, and we own a 75% interest, in the PECO III advisor. A portion of organization and offering costs was incurred by the Griffin sponsor. In connection with the suspension of PECO III’s public offering, we have reduced our organization and offering cost payable to the contractually obligated amount as of June 30, 2019, which resulted in a $0.4 million reduction to Accounts Payable and Other Liabilities on our consolidated balance sheets. This reduction, coupled with the $2.3 million reduction to Accounts Receivable - Affiliates, resulted in a net increase in expense of $1.9 million recorded in Other Impairment Charges in our consolidated statements of operations. As such, of the receivable we have from PECO III, $0.9 million and $1.2 million were reimbursable to the Griffin sponsor as of June 30, 2019 and December 31, 2018, respectively, and were recorded in Accounts Payable and Other Liabilities on the consolidated balance sheets.
PECO Air L.L.C. (“PECO Air”), an entity in which Mr. Edison, our Chairman, Chief Executive Officer, and President, owns a 50% interest, owns an airplane that we use for business purposes in the course of our operations. We paid approximately $0.2 million to PECO Air for use of its airplane for the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, we paid $0.5 million and $0.4 million, respectively.
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

The following is a summary of borrowings as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Fair value	$2,467,023	$2,467,317
Recorded value(1)	2,439,554	2,456,867

(1)	Recorded value does not include net deferred financing expenses of $16.1 million and $18.0 million as of June 30, 2019 and December 31, 2018, respectively.
Recurring and Nonrecurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain assets and liabilities are measured and recognized at fair value as needed. The fair value measurements that occurred during the six months ended June 30, 2019, and during the year ended December 31, 2018, were as follows (in thousands):

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Derivative assets(1)	$—	$5,324	$—	$—	$29,708	$—
Derivative liability(1)	—	(21,007)	—	—	(3,633)	—
Earn-out liability	—	—	(32,000)	—	—	(39,500)
Nonrecurring
Impaired real estate assets, net(2)	—	120,510	—	—	71,991	—
Impaired corporate intangible asset, net	—	—	4,401	—	—	—

(1)	We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets.

(2)	The carrying value of impaired real estate assets may have subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.
Derivative Instruments—As of June 30, 2019 and December 31, 2018, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2019 and December 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—In connection with the PELP transaction, the Company entered into a contribution agreement (the “Contribution Agreement”), dated as of May 18, 2017, with the Operating Partnership and the contributors listed therein. The Contribution Agreement established an earn-out structure by which PELP was given the opportunity to earn a maximum of 12.5 million additional OP units if certain milestones related to (i) fundraising in the investment management business, and (ii) the timing and valuation related to a liquidity event for PECO, were achieved by certain dates. The liquidity event earn-out provisions provided, in relevant part, that the contributors would have the right to receive a minimum of three million and a maximum of five million OP units as contingent consideration if a “liquidity event” (as defined in the Contribution Agreement) was successfully achieved by the Company by December 31, 2019. On March 12, 2019, the Company entered into an amendment to the Contribution Agreement (“Amendment”). Pursuant to the terms of the Amendment, the initial liquidity earn-out term has been extended by two years through December 31, 2021 and the threshold for the maximum payout of five million OP units has been raised to $11.20 per share from $10.20 per share.
We estimate the fair value of this liability using weighted-average probabilities of likely outcomes. These estimates require us to make various assumptions about future share prices, timing of liquidity events, equity raise projections, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. In calculating the fair value of this liability, we have determined that the most likely range of potential outcomes includes a possibility of no additional OP units issued as well as up to five million out of the maximum 12.5 million units being issued.

The following table presents a reconciliation of the change in the earn-out liability measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Earn-Out Liability
Balance at December 31, 2018	$39,500
Change in fair value recognized in Other Income (Expense), Net	(7,500)
Balance at June 30, 2019	$32,000
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value less costs to sell on a nonrecurring basis dependent upon when we determine an impairment has occurred. During the three and six months ended June 30, 2019 and 2018, we impaired assets that were under contract or actively marketed for sale at a disposition price that was less than carrying value, or had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds. We determined that valuation to fall under Level 2 of the fair value hierarchy.
We recorded the following expense as a result of the impaired real estate assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Impairment of real estate assets	$25,199	$10,939	$38,916	$10,939
Corporate Intangible Asset Impairment—In connection with the PELP transaction, we acquired a corporate intangible asset consisting of in-place management contracts. We evaluate our corporate intangible asset for impairment when a triggering event occurs, or circumstances change, that indicate the carrying value may not be recoverable. For the three months ended June 30, 2019, the suspension of the PECO III public offering constituted a triggering event for further review of the corporate intangible asset’s fair value compared to its carrying value.
We estimate the fair value of the corporate intangible asset using a discounted cash flow model, leveraging certain Level 3 inputs. The evaluation of corporate intangible assets for potential impairment requires management to exercise significant judgment and to make certain assumptions. The assumptions utilized in the evaluation include future cash flows and a discount rate. For our most recent impairment test for the corporate intangible asset during the three months ended June 30, 2019, we used a discount rate of 19% in our discounted cash flow model.
Based on this analysis, we concluded the carrying value exceeded the estimated fair value of the corporate intangible asset, and an impairment charge of $7.8 million was recorded in Other Impairment Charges on the consolidated statements of operations. As a result of this impairment, the estimated remaining future amortization of the management contracts is as follows: $0.7 million in 2019, $1.4 million in 2020, $1.4 million in 2021, and $0.9 million in 2022.

16. SUBSEQUENT EVENTS
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to June 30, 2019, were as follows (in thousands, except distribution rate):

Month	Date of Record	Distribution Rate	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
June	6/15/2019	$0.05583344	7/1/2019	$18,101	$5,571	$12,530
July	7/15/2019	$0.05583344	8/1/2019	18,118	5,412	12,706
In August 2019, our Board authorized distributions for September, October, and November 2019 to the stockholders of record at the close of business on September 16, 2019, October 15, 2019, and November 15, 2019, respectively, equal to a monthly amount of $0.05583344 per share of common stock. The distributions for August 2019 were previously authorized by our Board and are expected to be paid on September 3, 2019. OP unit holders will receive distributions at the same rate as common stockholders. We pay distributions to stockholders and OP unit holders based on monthly record dates. We expect to pay these distributions on the first business day after the end of each month.
Property Sales—Subsequent to June 30, 2019, we sold the following real estate property, which was classified as held for sale as of June 30, 2019 (dollars in thousands):

Property Name	Location	Anchor Tenant	Square Footage	Disposition Date	Sale Price
Winery Square	Fairfield, CA	Food Maxx	118,370	7/19/2019	$14,250

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
See Part I, Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K, filed with the SEC on March 13, 2019 and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

Overview
We are an internally-managed REIT and one of the nation’s largest owners and operators of grocery-anchored shopping centers. The majority of our revenues are lease revenues derived from our real estate investments. Additionally, we operate an investment management business providing property management and advisory services to approximately $725 million of third-party assets. This business provides comprehensive real estate and asset management services to (i) PECO III, a non-traded publicly registered REIT; (ii) three institutional joint ventures; and (iii) one private fund (collectively, the “Managed Funds”).
In November 2018, through our direct or indirect subsidiaries, we entered into a joint venture with Northwestern Mutual. At formation, we contributed or sold 17 grocery-anchored shopping centers with a fair value of approximately $359 million to the new joint venture, GRP I. GRP I also assumed a portfolio loan from us as part of this transaction. In exchange, we received a 15% ownership interest in GRP I and cash of $161.8 million. For a more detailed discussion, see Note 6.
In November 2018, we completed the Merger with REIT II, a public non-traded REIT that was advised and managed by us, in a 100% stock-for-stock transaction valued at approximately $1.9 billion. As a result of the Merger, we acquired 86 properties and a 20% equity interest in NRP, a joint venture that owned 13 properties. For a more detailed discussion, see Note 4.
Portfolio and Leasing Statistics—Below are statistical highlights of our wholly-owned portfolio:

Total Portfolio as of June 30, 2019
Number of properties	298
Number of states	32
Total square feet (in thousands)	33,526
Leased % of rentable square feet	94.6%
Average remaining lease term (in years)(1)	4.8

(1)	The average remaining lease term in years excludes future options to extend the term of the lease.

The following table summarizes the portfolio information of the joint ventures and our ownership percentage as of June 30, 2019 (dollars and square feet in thousands):

	June 30, 2019
Joint Venture	Ownership Percentage	Number of Properties	ABR(1)	GLA(2)
Necessity Retail Partners	20%	13	$18,384	1,391
Grocery Retail Partners I	15%	17	24,538	1,908

(1)	We calculate annualized base rent (“ABR”) as monthly contractual rent as of June 30, 2019, multiplied by 12 months.

(2)	Gross leasable area (“GLA”) is defined as the portion of the total square feet of a building that is available for tenant leasing.
Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after June 30, 2019, for each of the next ten years and thereafter for our 298 properties and the prorated portion of those owned through our joint ventures. The chart shows the leased square feet and ABR represented by the applicable lease expiration year:

$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$4.0
$11.8
$43.3
$49.6
$45.8
$58.3
$49.8
$28.5
$25.5
$20.9
$20.4
$38.6
MTM (99)
2019 (259)
2020 (728)
2021 (809)
2022 (757)
2023 (754)
2024 (679)
2025 (294)
2026 (257)
2027 (256)
2028 (227)
2029+ (244)
Expiration Year and (Number of Leases Expiring)
Anchor - ABR
Inline - ABR
GLA

Additionally, subsequent to June 30, 2019, we renewed approximately 0.6 million total square feet and $4.1 million of total ABR of the expiring leases, inclusive of our pro rata share related to our joint ventures.
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
We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, by tenant type as of June 30, 2019:

The following charts present the composition of our portfolio by tenant industry as of June 30, 2019:

The following table presents our top twenty tenants, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, grouped according to parent company, by ABR, as of June 30, 2019 (dollars and square feet in thousands):

	June 30, 2019
Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Kroger	$27,227	6.9%	3,549	11.0%	69
Publix	21,986	5.5%	2,231	6.9%	58
Albertsons-Safeway	17,018	4.3%	1,680	5.2%	32
Ahold Delhaize	16,798	4.2%	1,262	3.9%	25
Walmart	10,451	2.6%	1,956	6.1%	16
Giant Eagle	9,163	2.3%	900	2.8%	13
Sprouts Farmers Market	4,343	1.1%	304	0.9%	10
Dollar Tree	4,189	1.1%	469	1.5%	47
Raley's	3,897	1.0%	262	0.8%	5
Subway	3,142	0.8%	133	0.4%	99
SUPERVALU	3,122	0.8%	400	1.2%	9
Schnuck's	2,953	0.7%	328	1.0%	5
Save Mart	2,868	0.7%	359	1.1%	7
Southeastern Grocers	2,799	0.7%	331	1.0%	8
Anytime Fitness	2,720	0.7%	182	0.6%	39
Lowe's	2,407	0.6%	371	1.2%	4
Kohl's	2,215	0.6%	365	1.1%	4
Food 4 Less (PAQ)	2,124	0.5%	118	0.4%	2
Walgreens	2,117	0.5%	106	0.3%	8
H&R Block	2,090	0.5%	115	0.4%	63
	$143,629	36.1%	15,421	47.8%	523

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores.

Results of Operations
Due to the timing of the closing of the Merger with REIT II, there is no financial data included related to the acquired properties in our results of operations prior to its closing on November 16, 2018. The variances to 2018 are primarily related to the Merger unless otherwise stated.
Summary of Operating Activities for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended		Favorable (Unfavorable)
	June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Operating Data:
Total revenues	$132,581	$104,173	$28,408	27.3%
Property operating expenses	(20,933)	(16,901)	(4,032)	(23.9)%
Real estate tax expenses	(17,930)	(13,326)	(4,604)	(34.5)%
General and administrative expenses	(13,540)	(13,450)	(90)	(0.7)%
Depreciation and amortization	(59,554)	(46,385)	(13,169)	(28.4)%
Impairment of real estate assets	(25,199)	(10,939)	(14,260)	(130.4)%
Interest expense, net	(25,758)	(17,051)	(8,707)	(51.1)%
(Loss) gain on disposal of property, net	(1,266)	985	(2,251)	NM
Other impairment charges	(9,661)	—	(9,661)	NM
Other expense, net	(912)	(1,182)	270	22.8%
Net loss	(42,172)	(14,076)	(28,096)	NM
Net loss attributable to noncontrolling interests	5,602	2,725	2,877	105.6%
Net loss attributable to stockholders	$(36,570)	$(11,351)	$(25,219)	NM
Below are explanations of the significant fluctuations in our results of operations for the three months ended June 30, 2019 and 2018:
Total Revenues increased $28.4 million as follows:

•
$35.7 million increase related to the Merger with REIT II, including $43.2 million from the properties acquired, partially offset by a reduction of $7.5 million in management fee revenue previously received from the acquired properties;

•	$1.4 million increase primarily related to fee and management income received from the joint ventures included as Managed Funds;

•
$0.7 million increase related to properties acquired before January 1, 2018, primarily driven by a $0.22 increase in average minimum rent per square foot as compared to the three months ended June 30, 2018;

•
$8.1 million decrease related to our net disposition of properties since January 1, 2018, outside of the Merger with REIT II, which includes 17 properties sold or contributed to GRP I and 14 properties sold to third parties, net of 6 properties acquired; and

•
$1.3 million decrease related to the change in presentation of real estate tax payments paid directly by tenants. The adoption of ASC 842, which requires lessors to exclude from variable payments all costs paid by a lessee directly to a third party, precludes our recognition of real estate tax payments made by tenants directly to third parties as recoverable revenue or expense. As such, we recognized no applicable real estate tax revenue for these direct payments during the three months ended June 30, 2019. As the recorded revenue in prior periods was completely offset by the recorded expense, this has no net impact to earnings.

Property Operating increased $4.0 million as follows:

•	$4.4 million increase related to the properties acquired in the Merger with REIT II;

•	$0.2 million decrease related to our same-center portfolio; and

•	$0.2 million decrease related to our net disposal and corporate activity.
Real Estate Taxes increased $4.6 million as follows:

•	$6.3 million increase related to the properties acquired in the Merger with REIT II;

•	$0.4 million increase related to our same-center portfolio;

•	$0.8 million decrease related to our net disposal activity; and

•	$1.3 million decrease related to the change in presentation of real estate tax payments paid directly by tenants due to the adoption of ASC 842.

Impairment of Real Estate Assets:

•
Our increase in impairment of real estate assets of $14.3 million is related to assets under contract or actively marketed for sale at a disposition price that was less than the carrying value. Upon disposition, we intend to use the funds to execute our initiatives to recycle capital into higher quality assets, invest in our existing properties through redevelopment, and reduce our leverage.

Interest Expense, Net:
•The $8.7 million increase was largely due to $464.5 million of debt assumed and new debt entered into in connection with the Merger. Interest expense, net was comprised of the following (dollars in thousands):

	Three Months Ended
	June 30,
	2019	2018
Interest on revolving credit facility, net	$566	$544
Interest on term loans, net	15,851	9,579
Interest on secured debt	5,767	6,074
Amortization of deferred financing expenses, assumed market debt and derivative adjustments, net	3,480	854
Other	94	—
Interest expense, net	$25,758	$17,051

Weighted-average interest rate as of end of period	3.5%	3.5%
Weighted-average term (in years) as of end of period	4.7	4.9
(Loss) Gain on Disposal of Property, Net:

•
The $2.3 million change was related to a net loss recognized from the sale of three properties during the three months ended June 30, 2019, as compared to a net gain recognized from the sale of two properties during the three months ended June 30, 2018.

Other Impairment Charges:

•
Other impairment charges of $9.7 million are due to the suspension of the PECO III public offering. This included a $7.8 million impairment of a corporate intangible asset and a $1.9 million impairment of organization and offering costs (see Notes 14 and 15).

Other Expense, Net decreased $0.3 million as follows:

•	$0.9 million expense, net during the three months ended June 30, 2019 was primarily attributable to:

▪	$0.5 million expense from our unconsolidated joint ventures, primarily due to the amortization of basis adjustments as a result of our Merger with REIT II; and

▪	$0.3 million expense related to state and local income taxes.

•
$1.2 million expense, net during the three months ended June 30, 2018 was primarily attributable to a $1.5 million expense related to an increase in the fair value of our earn-out liability (see Note 15).

Summary of Operating Activities for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended		Favorable (Unfavorable)
	June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Operating Data:
Total revenues	$265,350	$207,372	$57,978	28.0%
Property operating expenses	(43,799)	(35,016)	(8,783)	(25.1)%
Real estate tax expenses	(35,278)	(26,473)	(8,805)	(33.3)%
General and administrative expenses	(26,750)	(23,911)	(2,839)	(11.9)%
Depreciation and amortization	(120,543)	(92,812)	(27,731)	(29.9)%
Impairment of real estate assets	(38,916)	(10,939)	(27,977)	NM
Interest expense, net	(50,842)	(33,830)	(17,012)	(50.3)%
Gain on disposal of property, net	5,855	985	4,870	NM
Other impairment charges	(9,661)	—	(9,661)	NM
Other income (expense), net	6,624	(1,289)	7,913	NM
Net loss	(47,960)	(15,913)	(32,047)	NM
Net loss attributable to noncontrolling interests	6,195	2,962	3,233	109.1%
Net loss attributable to stockholders	$(41,765)	$(12,951)	$(28,814)	NM
Below are explanations of the significant fluctuations in the results of operations for the six months ended June 30, 2019 and 2018:
Total Revenues increased $58.0 million as follows:

•
$73.4 million increase related to the Merger with REIT II, including $87.9 million from the properties acquired, partially offset by a reduction of $14.5 million in management fee revenue previously received from the acquired properties;

•	$2.9 million increase primarily related to fee and management income received from the joint ventures included as Managed Funds;

•
$1.5 million increase related to properties acquired before January 1, 2018, primarily driven by a $0.20 increase in average minimum rent per square foot as compared to the six months ended June 30, 2018;

•
$16.4 million decrease related to our net disposition of properties since January 1, 2018, outside of the Merger with REIT II. This includes 17 properties sold or contributed to GRP I and 14 properties sold to third parties, net of 6 properties acquired; and

•
$3.4 million decrease related to the adoption of ASC 842 (see our Summary of Operating Activities for the Three Months Ended June 30, 2019 and 2018), which included a $2.7 million decrease related to the change in presentation of real estate tax payments paid directly by tenants, and a $0.7 million decrease related to the change in presentation of our assessment of lease collectability.

Property Operating increased $8.8 million primarily as follows:

•	$9.6 million increase related to the properties acquired in the Merger with REIT II;

•	$0.7 million decrease related to our same-center portfolio; and

•	$0.2 million decrease related to our net disposal and corporate activity.
Real Estate Taxes increased $8.8 million as follows:

•	$12.8 million increase related to the properties acquired in the Merger with REIT II;

•	$0.6 million increase related to our same-center portfolio;

•	$1.9 million decrease related to our net disposal activity; and

•	$2.7 million decrease related to the change in presentation of real estate tax payments paid directly by tenants due to the adoption of ASC 842.
General and Administrative Expenses:

•
The $2.8 million increase in general and administrative expenses was driven by the Merger with REIT II, primarily related to overhead costs such as compensation and benefits, accounting fees, and IT-related costs which are no longer reimbursable from REIT II as it is no longer an unconsolidated Managed Fund.

Impairment of Real Estate Assets:

•
Our increase in impairment of real estate assets of $28.0 million is related to assets under contract or actively marketed for sale at a disposition price that was less than the carrying value. Upon disposition, we intend to use the funds to execute our initiatives to recycle capital into higher quality assets, invest in our existing properties through redevelopment, and reduce our leverage.
Interest Expense, Net:
•The $17.0 million increase was largely due to $464.5 million of debt assumed and new debt entered into in connection with the Merger. Interest expense, net was comprised of the following (dollars in thousands):

	Six Months Ended
	June 30,
	2019	2018
Interest on revolving credit facility, net	$1,421	$811
Interest on term loans, net	30,704	18,872
Interest on secured debt	11,539	12,337
Amortization of deferred financing expenses, assumed market debt and derivative adjustments, net	7,004	1,810
Other	174	—
Interest expense, net	$50,842	$33,830

Weighted-average interest rate as of end of period	3.5%	3.5%
Weighted-average term (in years) as of end of period	4.7	4.9
Gain on Disposal of Property, Net:

•
The $4.9 million increase was related to the sale of six properties during the six months ended June 30, 2019, as compared to the sale of two properties during the six months ended June 30, 2018 (see Note 5).

Other Impairment Charges:

•
Other impairment charges of $9.7 million are due to the suspension of the PECO III public offering. This included a $7.8 million impairment of a corporate intangible asset and a $1.9 million impairment of organization and offering costs (see Notes 14 and 15).

Other Income (Expense), Net increased $7.9 million as follows:

•	$6.6 million income, net during the six months ended June 30, 2019 was primarily attributable to:

▪	$7.5 million income related to the change in fair value of our earn-out liability (see Note 15);

▪	$0.5 million income related to other non-recurring income associated with property acquisitions;

▪	$1.0 million expense from our unconsolidated joint ventures, primarily due to the amortization of basis adjustments as a result of our Merger with REIT II; and

▪	$0.3 million expense related to state and local income taxes.

•	$1.3 million expense, net during the six months ended June 30, 2018 was primarily attributable to a $1.5 million expense related to an increase in the fair value of our earn-out liability.

Leasing Activity—The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, such tenants will also pay for a longer term.
Below is a summary of leasing activity for our wholly-owned properties for the three months ended June 30, 2019 and 2018(1):

	Total Deals		Inline Deals(2)
	2019	2018(3)	2019	2018(3)
New leases:
Number of leases	100	44	96	42
Square footage (in thousands)	393	119	227	93
First-year base rental revenue (in thousands)	$5,467	$1,905	$4,017	$1,679
Average rent per square foot (“PSF”)	$13.91	$16.04	$17.67	$17.98
Average cost PSF of executing new leases(4)	$25.68	$23.92	$30.54	$23.84
Number of comparable leases(5)	33	12	33	11
Comparable rent spread(6)	10.5%	15.1%	10.5%	4.3%
Weighted average lease term (in years)	8.1	6.0	7.0	5.5
Renewals and options:
Number of leases	159	134	148	124
Square footage (in thousands)	716	650	309	290
First-year base rental revenue (in thousands)	$9,579	$8,203	$6,759	$4,980
Average rent PSF	$13.39	$12.62	$21.87	$17.16
Average rent PSF prior to renewals	$12.15	$11.74	$19.73	$15.61
Percentage increase in average rent PSF	10.2%	7.3%	10.9%	9.7%
Average cost PSF of executing renewals and options	$2.59	$2.45	$4.29	$3.62
Number of comparable leases	122	98	117	95
Comparable rent spread	10.8%	7.9%	11.0%	9.8%
Weighted average lease term (in years)	4.8	5.0	4.4	4.6
Portfolio retention rate(7)	87.1%	94.9%	76.2%	89.2%

(1)	Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.

(2)	We consider an inline deal to be a lease for less than 10,000 square feet of GLA.

(3)	Leasing activity in 2018 does not include activity for the REIT II properties, as they were acquired in the Merger on November 16, 2018.

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

(6)	The comparable rent spread compares the percentage increase (or decrease) of new or renewal leases (excluding options) to the expiring lease of a unit that was occupied within the past 12 months.

(7)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

Below is a summary of leasing activity for our wholly-owned properties for the six months ended June 30, 2019 and 2018(1):

	Total Deals		Inline Deals
	2019	2018	2019	2018
New leases:
Number of leases	207	118	199	113
Square footage (in thousands)	716	363	479	264
First-year base rental revenue (in thousands)	$10,345	$5,141	$8,184	$4,440
Average rent PSF	$14.44	$14.15	$17.07	$16.84
Average cost PSF of executing new leases	$26.51	$24.48	$29.10	$24.74
Number of comparable leases	73	33	71	31
Comparable rent spread	14.6%	18.1%	13.0%	10.2%
Weighted average lease term (in years)	7.6	6.8	6.7	6.7
Renewals and options:
Number of leases	322	251	300	229
Square footage (in thousands)	1,404	1,224	635	489
First-year base rental revenue (in thousands)	$20,129	$15,829	$13,865	$9,024
Average rent PSF	$14.34	$12.93	$21.83	$18.44
Average rent PSF prior to renewals	$13.12	$11.95	$19.52	$16.65
Percentage increase in average rent PSF	9.3%	8.2%	11.9%	10.6%
Average cost PSF of executing renewals and options	$2.91	$2.76	$4.68	$4.02
Number of comparable leases	252	185	244	177
Comparable rent spread	11.6%	9.4%	12.4%	11.6%
Weighted average lease term (in years)	4.8	4.9	4.6	4.8
Portfolio retention rate	85.5%	91.6%	78.4%	82.9%

(1)	See the footnotes to the summary of leasing activity table for the three months ended June 30, 2019, for more detail regarding certain items throughout this table.

Non-GAAP Measures
Pro Forma Same-Center Net Operating Income (“NOI”)—Same-Center NOI represents the NOI for the properties that were owned and operational for the entire portion of both comparable reporting periods. For purposes of evaluating Same-Center NOI on a comparative basis, we are presenting Pro Forma Same-Center NOI, which is Same-Center NOI on a pro forma basis as if the Merger had occurred on January 1, 2018. This perspective allows us to evaluate Same-Center NOI growth over a comparable period. As of June 30, 2019, we had 291 same-center properties, including 85 same-center properties acquired in the Merger. Pro Forma Same-Center NOI is not necessarily indicative of what actual Same-Center NOI growth would have been if the Merger had occurred on January 1, 2018, nor does it purport to represent Same-Center NOI growth for future periods.
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

The table below compares Pro Forma Same-Center NOI (dollars in thousands):

	Three Months Ended		Favorable		Six Months Ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2019	2018(1)	$ Change	% Change	2019	2018(1)	$ Change	% Change
Revenues:
Rental income(2)	$92,448	$92,072	$376		$184,159	$182,928	$1,231
Tenant recovery income	28,452	29,908	(1,456)		58,346	61,541	(3,195)
Other property income	458	508	(50)		1,079	1,195	(116)
Total revenues	121,358	122,488	(1,130)	(0.9)%	243,584	245,664	(2,080)	(0.8)%
Operating expenses:
Property operating expenses	16,859	18,211	1,352		35,575	38,466	2,891
Real estate taxes	17,488	18,585	1,097		34,209	36,871	2,662
Total operating expenses	34,347	36,796	2,449	6.7%	69,784	75,337	5,553	7.4%
Total Pro Forma Same-Center NOI	$87,011	$85,692	$1,319	1.5%	$173,800	$170,327	$3,473	2.0%

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

Pro Forma Same-Center Net Operating Income Reconciliation—Below is a reconciliation of Net Loss to NOI for our real estate investments and Pro Forma Same-Center NOI (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(42,172)	$(14,076)	$(47,960)	$(15,913)
Adjusted to exclude:
Fees and management income	(3,051)	(9,137)	(6,312)	(17,849)
Straight-line rental income	(2,819)	(1,409)	(4,532)	(2,489)
Net amortization of above- and below-market leases	(1,091)	(983)	(2,224)	(1,990)
Lease buyout income	(223)	(43)	(456)	(66)
General and administrative expenses	13,540	13,450	26,750	23,911
Depreciation and amortization	59,554	46,385	120,543	92,812
Impairment of real estate assets	25,199	10,939	38,916	10,939
Interest expense, net	25,758	17,051	50,842	33,830
Loss (gain) on disposal of property, net	1,266	(985)	(5,855)	(985)
Other impairment charges	9,661	—	9,661	—
Other	912	1,087	(6,624)	1,100
Property management expense allocations to third-party assets under management	3,462	4,001	6,725	7,791
NOI for real estate investments	89,996	66,280	179,474	131,091
Less: NOI from centers excluded from same-center	(2,985)	(8,783)	(5,674)	(17,290)
NOI from same-center properties acquired in the Merger, prior to acquisition	—	28,195	—	56,526
Total Pro Forma Same-Center NOI	$87,011	$85,692	$173,800	$170,327
Pro Forma Same-Center Properties—Below is a breakdown of our property count, including same-center properties by origin as well as non-same-center properties:

Six Months Ended
June 30, 2019
Same-center properties owned since January 1, 2018	206
Same-center properties acquired in the Merger	85
Properties acquired after January 1, 2018	7
Total properties	298

REIT II Same-Center Net Operating Income—NOI from the REIT II properties acquired in the Merger, prior to acquisition, was obtained from the accounting records of REIT II without adjustment. The accounting records were subject to internal review by us. The table below provides Same-Center NOI detail for the non-ownership period of REIT II (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Revenues:
Rental income(1)	$30,731	$61,304
Tenant recovery income	10,946	22,821
Other property income	172	443
Total revenues	41,849	84,568
Operating expenses:
Property operating expenses	6,823	14,275
Real estate taxes	6,831	13,767
Total operating expenses	13,654	28,042
Total Same-Center NOI	$28,195	$56,526

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.

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

The following table presents our calculation of FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and MFFO and provides additional information related to our operations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Calculation of FFO Attributable to Stockholders and Convertible Noncontrolling Interests
Net loss	$(42,172)	$(14,076)	$(47,960)	$(15,913)
Adjustments:
Depreciation and amortization of real estate assets	57,828	42,841	117,170	85,140
Impairment of real estate assets	25,199	10,939	38,916	10,939
Loss (gain) on disposal of property, net	1,266	(985)	(5,855)	(985)
Adjustments related to unconsolidated joint ventures	1,051	—	2,106	—
FFO attributable to the Company	43,172	38,719	104,377	79,181
Adjustments attributable to noncontrolling interests not convertible into common stock	(41)	(31)	(231)	(128)
FFO attributable to stockholders and convertible noncontrolling interests	$43,131	$38,688	$104,146	$79,053
Calculation of MFFO
FFO attributable to stockholders and convertible noncontrolling interests	$43,131	$38,688	$104,146	$79,053
Adjustments:
Net amortization of above- and below-market leases	(1,091)	(982)	(2,224)	(1,990)
Depreciation and amortization of corporate assets	1,726	3,544	3,373	7,672
Straight-line rent	(2,743)	(1,414)	(4,456)	(2,471)
Amortization of market debt adjustment	2,255	(465)	4,482	(737)
Change in fair value of earn-out liability	—	1,500	(7,500)	1,500
Other impairment charges	9,661	—	9,661	—
Adjustments related to unconsolidated joint ventures	353	—	697	—
Other	188	74	276	104
MFFO	$53,480	$40,945	$108,455	$83,131

FFO Attributable to Stockholders and Convertible Noncontrolling Interests/MFFO per share
Weighted-average common shares outstanding - diluted(1)	326,607	228,909	326,124	229,628
FFO attributable to stockholders and convertible noncontrolling interests per share - diluted(1)	$0.13	$0.17	$0.32	$0.34
MFFO per share - diluted (1)	$0.16	$0.18	$0.33	$0.36

(1)
Restricted stock awards were dilutive to FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO for the three and six months ended June 30, 2019 and 2018, and, accordingly, their impact was included in the weighted-average common shares used to calculate diluted FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO per share.

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	cash distributions to stockholders;

•	capital expenditures and leasing costs;

•	investments in real estate;

•	redevelopment and repositioning projects;

•	repurchases of common stock; and

•	principal and interest payments on our outstanding indebtedness.

We expect our primary sources of liquidity to be:

•	operating cash flows;

•	proceeds received from dispositions of properties;

•	reinvested distributions;

•	proceeds from debt financings, including borrowings under our unsecured credit facility;

•	distributions received from joint ventures; and

•	available, unrestricted cash and cash equivalents.
We believe our sources of cash will provide adequate liquidity to fund our obligations.
Debt—The following table summarizes information about our debt as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Total debt obligations, gross(1)	$2,443,395	$2,461,438
Weighted average interest rate	3.5%	3.5%
Weighted average maturity	4.7	4.9

Revolving credit facility capacity	$500,000	$500,000
Revolving credit facility availability(2)	491,423	426,182
Revolving credit facility maturity(3)	October 2021	October 2021

(1)	Excludes assumed market debt adjustments and deferred financing expenses.

(2)	Net of outstanding letters of credit.

(3)	The revolving credit facility has additional options to extend the maturity to October 2022.
Our debt is subject to certain covenants and, as of June 30, 2019, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of June 30, 2019, allow us access to future borrowings as needed.
The following table presents our calculation of net debt to total enterprise value, inclusive of our prorated portion of net debt owned through our joint ventures, as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Net debt:
Total debt, excluding below-market adjustments and deferred financing expenses	$2,504,389	$2,522,432
Less: Cash and cash equivalents	18,492	18,186
Total net debt	$2,485,897	$2,504,246
Enterprise value:
Total net debt	$2,485,897	$2,504,246
Total equity value(1)	3,627,314	3,583,029
Total enterprise value	$6,113,211	$6,087,275

Net debt to total enterprise value	40.7%	41.1%

(1)
Total equity value is calculated as the product of the number of diluted shares outstanding and the estimated net asset value per share at the end of the period. There were 326.8 million and 324.6 million diluted shares outstanding as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, we had cash and cash equivalents and restricted cash of $52.6 million, a net decrease of $31.7 million during the six months ended June 30, 2019.
Below is a summary of our cash flow activity (dollars in thousands):

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$100,069	$77,812	$22,257	28.6%
Net cash used in investing activities	(26,987)	(13,268)	(13,719)	103.4%
Net cash used in financing activities	(104,830)	(66,951)	(37,879)	56.6%

Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:

•
Property operations—Most of our operating cash comes from rental income and is offset by property operating expenses, real estate taxes, and general and administrative costs. Our change in cash flows from property operations primarily results from owning a larger portfolio year-over-year as a result of the Merger with REIT II.

•
Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $6.3 million for the six months ended June 30, 2019, a decrease of $11.5 million as compared to the same period in 2018, primarily due to fee and management income no longer received from the properties acquired in the Merger with REIT II, offset by increased fee and management income as a result of our joint ventures.

•
Cash paid for interest—During the six months ended June 30, 2019, we paid $44.2 million for interest, an increase of $11.7 million over the same period in 2018. This increase was largely due to $464.5 million of debt assumed and new debt entered into in connection with the Merger with REIT II.

•
Working capital—During the six months ended June 30, 2019, the increase in cash used for working capital was primarily driven by higher prepaid expenses, partially offset by higher third party payables as a result of owning a larger portfolio.

•
Accounting for lease costs—The adoption of ASC 842 has caused us to expense as incurred significant lease origination costs which were previously capitalized. Such origination costs are now included as operating expenses and are therefore included as a reduction of our cash flows from operations rather than classified as capital expenditures on the statements of cash flows in the current period. As a result of the adoption, we recognized an additional $1.9 million of lease origination costs as operating cash outflows during the six months ended June 30, 2019, as compared to the same period in 2018.

Investing Activities—Our net cash used in investing activities was primarily impacted by the following:

•
Real estate acquisitions and dispositions—During the six months ended June 30, 2019, we acquired one property and one outparcel for a total cash outlay of $49.9 million, as compared to one property acquisition during the same period in 2018 for a total cash outlay of $9.2 million. During the six months ended June 30, 2019, we disposed of six properties for a net cash inflow of $47.9 million, as compared to two property dispositions for a net cash inflow of $13.3 million during the same period in 2018.

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the six months ended June 30, 2019, we paid $27.2 million for capital expenditures, an increase of $9.9 million over the same period in 2018, primarily driven by tenant improvements due to higher leasing activity, and an increase in building improvements due to our larger portfolio. Additionally, we have invested in other value-added redevelopment and new development in our existing centers.

Financing Activities—Net cash used in financing activities was primarily impacted by the following:

•
Debt borrowings and payments—Cash from financing activities is primarily affected by inflows from borrowings and outflows from payments on debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. During the six months ended June 30, 2019, our cash from borrowings decreased by $47.7 million as a result of an increase in cash flows received from the sale of properties as well as higher cash flows from operations. In May 2019, we executed a $60 million delayed draw feature on one of our term loans, the proceeds of which were used to to pay down our revolving credit facility balance. As of June 30, 2019, we had no outstanding balance on our revolver.

•
Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $22.7 million for the six months ended June 30, 2019, as compared to the same period in 2018 primarily due to the increase in the number of common stockholders as a result of the Merger.

•
Share repurchases—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations (see Note 11). Cash outflows for share repurchases decreased by $32.7 million due to the timing of our standard share repurchase in the third quarter of 2019 as compared to the second quarter of 2018.

Distributions—Activity related to distributions to our common stockholders and OP unit holders for the six months ended June 30, 2019 and 2018, was as follows (in thousands):

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

Critical Accounting Policies
Our 2018 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to real estate assets, revenue recognition, and the valuation of real estate, investments, and related intangible assets. There have been no significant changes to our critical accounting policies during 2019, except for the policies related to the accounting for leases as a result of the adoption of ASC 842 as of January 1, 2019, as described in Note 2 and Note 3 in the accompanying consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The following risk factor supplements the risk factors set forth in our 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2019:
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
At times, we may need to borrow funds to pay distributions, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate. For the six months ended June 30, 2019, we paid gross distributions to our common stockholders of $109.6 million, including distributions reinvested through the dividend reinvestment plan (“DRIP”) of $35.0 million. For the six months ended June 30, 2019, our net cash provided by operating activities was $100.1 million, which represents a shortfall of of $9.5 million, or 8.7%, of our distributions paid, while our funds from operations (“FFO”) Attributable to Stockholders and Convertible Noncontrolling Interests were $104.1 million, which represents a shortfall of $5.5 million, or 5.0%, of the distributions paid. The shortfall was funded by proceeds from borrowings. For the six months ended June 30, 2018, we paid distributions of $76.8 million, including distributions reinvested through the DRIP of $24.9 million. For the six months ended June 30, 2018, our net cash provided by operating activities was $77.8 million, which represents a surplus of $1.0 million, or 1.3%, of our distributions paid, while our FFO was $79.1 million, which represents a surplus of $2.3 million, or 3.0% of our distributions paid.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the three months ended June 30, 2019, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Redeemed	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2019	174	$11.05	174	(3)
May 2019	172	11.10	172	(3)
June 2019	195	11.10	195	(3)

(1)
On May 8, 2019, our Board increased the estimated value per share (“EVPS”) of our common stock to $11.10 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2019. Prior to May 8, 2019, the EVPS was $11.05 (see Note 11).

(2)	We announced the commencement of the Share Repurchase Program (“SRP”) in August 2010, and it was subsequently amended in September 2011, April 2016, and August 2019.

(3)
We currently limit the dollar value and number of shares that may yet be repurchased under the SRP, as described in Part II Item 5 of our Annual Report on Form 10-K filed March 13, 2019. In addition, in August 2019, the SRP was suspended with respect to standard share repurchases.

On August 7, 2019, the Board amended the SRP, adopting the Third Amended and Restated Share Repurchase Program (the “Third Amended SRP”). Under the Third Amended SRP, the repurchase price per share will be equal to the lesser of $10.00 or our most recent EVPS. The Third Amended SRP will become effective 30 days after the date of this filing and the full text of the Third Amended SRP is attached hereto as Exhibit 99.1.
On August 7, 2019, the Board suspended the SRP for standard repurchases. However, we will continue to fulfill repurchases sought upon a stockholder's death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the Third Amended SRP.
During the six months ended June 30, 2019, we repurchased approximately 1.1 million shares of our common stock under the SRP in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence,” which requests were completed in full. Due to the program’s funding limits, no funds were available for standard repurchases during the second quarter of 2019. In July 2019, we repurchased approximately 1.2 million shares of our common stock under the SRP. Repurchases in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” were completed in full. The remaining repurchase requests that were in good order were fulfilled on a pro rata basis.
Unregistered Sales of Equity Securities
During the six months ended June 30, 2019, we issued an aggregate of 1.9 million shares of common stock in redemption of 1.9 million Operating Partnership units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.

ITEM 5. OTHER INFORMATION
Director Elections
On August 7, 2019, the Board increased its size to nine directors, effective November 1, 2019, and appointed Elizabeth Fischer and Jane Silfen each to serve from November 1, 2019 until the 2020 annual meeting of stockholders and until her successor is duly elected and qualified. There are no arrangements or understandings between either of Mses. Fischer or Silfen and any other persons pursuant to which either of them was elected as a director. The Board determined that each of Mses. Fischer and Silfen is independent as defined by the rules of the New York Stock Exchange. Mses. Fischer and Silfen will participate in the compensation program for non-employee directors as described under the heading “Director Compensation” in our Proxy Statement filed with the SEC on March 29, 2019.
Chief Financial Officer
As previously disclosed, John P. Caulfield has been promoted to the role of Chief Financial Officer, effective August 15, 2019. In connection with his promotion, Mr. Caulfield and the Company entered into a Participation Agreement dated August 7, 2019, pursuant to which he became a participant in the Company’s Executive Change in Control and Severance Plan. The Participation Agreement is attached hereto as Exhibit 10.1.
Share Repurchase Program
On August 7, 2019, the Board amended the SRP, adopting the Third Amended SRP. Under the Third Amended SRP, the repurchase price per share will be equal to the lesser of $10.00 or our most recent EVPS. The full text of the Third Amended SRP is attached hereto as Exhibit 99.1 and incorporated by reference herein. In addition, on August 7, 2019, the Board suspended the SRP for standard repurchases. However, we will continue to fulfill repurchases sought upon a stockholder's death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the Third Amended SRP. The Third Amended SRP and the suspension of standard repurchases will become effective 30 days after the date of this filing.

ITEM 6. EXHIBITS

Ex.	Description
4.1	Second Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-Q filed May 10, 2019)
10.1	Participation Agreement for John Caulfield dated August 7, 2019*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Phillips Edison & Company, Inc. Third Amended and Restated Share Repurchase Program, dated August 7, 2019*
101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: August 12, 2019	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: August 12, 2019	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer and Treasurer (Principal Financial Officer)