Form 10-Q
period 2019-09-30
Phillips Edison & Company, Inc.
filed 2019-11-07
CIK 1476204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
As of November 1, 2019, there were 289.0 million outstanding shares of common stock of the Registrant.

PHILLIPS EDISON & COMPANY, INC.
FORM 10-Q

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Investment in real estate:
Land and improvements	$1,535,222	$1,598,063
Building and improvements	3,173,506	3,250,420
In-place lease assets	443,919	464,721
Above-market lease assets	65,564	67,140
Total investment in real estate assets	5,218,211	5,380,344
Accumulated depreciation and amortization	(693,644)	(565,507)
Net investment in real estate assets	4,524,567	4,814,837
Investment in unconsolidated joint ventures	43,130	45,651
Total investment in real estate assets, net	4,567,697	4,860,488
Cash and cash equivalents	29,516	16,791
Restricted cash	56,550	67,513
Accounts receivable – affiliates	3,526	5,125
Corporate intangible asset, net	4,062	14,054
Goodwill	29,066	29,066
Other assets, net	123,825	153,076
Real estate investment and other assets held for sale	80,746	17,364
Total assets	$4,894,988	$5,163,477

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,421,557	$2,438,826
Below-market lease liabilities, net	116,094	131,559
Earn-out liability	32,000	39,500
Derivative liability	28,281	3,633
Deferred income	14,694	14,025
Accounts payable and other liabilities	129,618	122,441
Liabilities of real estate investment held for sale	4,879	596
Total liabilities	2,747,123	2,750,580
Commitments and contingencies (Note 10)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 283,586 and 279,803
shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,835	2,798
Additional paid-in capital	2,717,537	2,674,871
Accumulated other comprehensive (loss) income (“AOCI”)	(28,976)	12,362
Accumulated deficit	(904,297)	(692,045)
Total stockholders’ equity	1,787,099	1,997,986
Noncontrolling interests	360,766	414,911
Total equity	2,147,865	2,412,897
Total liabilities and equity	$4,894,988	$5,163,477

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$132,715	$95,654	$390,605	$283,950
Fees and management income	2,766	8,974	9,078	26,823
Other property income	528	271	1,676	1,498
Total revenues	136,009	104,899	401,359	312,271
Expenses:
Property operating	23,296	19,276	67,095	54,292
Real estate taxes	18,016	12,873	53,294	39,346
General and administrative	11,537	13,579	38,287	37,490
Depreciation and amortization	58,477	45,692	179,020	138,504
Impairment of real estate assets	35,710	16,757	74,626	27,696
Total expenses	147,036	108,177	412,322	297,328
Other:
Interest expense, net	(25,309)	(17,336)	(76,151)	(51,166)
Gain on disposal of property, net	5,048	4,571	10,903	5,556
Other impairment charges	—	—	(9,661)	—
Other income (expense), net	1,561	(224)	8,185	(1,513)
Net loss	(29,727)	(16,267)	(77,687)	(32,180)
Net loss attributable to noncontrolling interests	3,850	3,039	10,045	6,001
Net loss attributable to stockholders	$(25,877)	$(13,228)	$(67,642)	$(26,179)
Earnings per common share:
Net loss per share attributable to stockholders - basic and diluted (See Note 13)	$(0.09)	$(0.07)	$(0.24)	$(0.14)

Comprehensive loss:
Net loss	$(29,727)	$(16,267)	$(77,687)	$(32,180)
Other comprehensive loss:
Change in unrealized value on interest rate swaps	(9,731)	2,869	(47,737)	21,212
Comprehensive loss	(39,458)	(13,398)	(125,424)	(10,968)
Net loss attributable to noncontrolling interests	3,850	3,039	10,045	6,001
Comprehensive loss (income) attributable to noncontrolling interests	1,293	(517)	6,399	(1,101)
Comprehensive loss attributable to stockholders	$(34,315)	$(10,876)	$(108,980)	$(6,068)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2019 and 2018
	Common Stock		Additional Paid-In Capital	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at July 1, 2018	183,304	$1,833	$1,608,590	$31,293	$(676,673)	$965,043	$420,229	$1,385,272
Share repurchases	(315)	(3)	(3,479)	—	—	(3,482)	—	(3,482)
Dividend reinvestment plan (“DRIP”)	705	7	7,785	—	—	7,792	—	7,792
Change in unrealized value on interest rate swaps	—	—	—	2,309	—	2,309	560	2,869
Common distributions declared, $0.17 per share	—	—	—	—	(31,116)	(31,116)	—	(31,116)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,282)	(7,282)
Share-based compensation expense	—	—	610	—	—	610	1,084	1,694
Other	—	—	(131)	—	—	(131)	—	(131)
Net loss	—	—	—	—	(13,228)	(13,228)	(3,039)	(16,267)
Balance at September 30, 2018	183,694	$1,837	$1,613,375	$33,602	$(721,017)	$927,797	$411,552	$1,339,349

Balance at July 1, 2019	283,770	$2,838	$2,718,871	$(20,538)	$(830,358)	$1,870,813	$371,213	$2,242,026
Share repurchases	(1,660)	(17)	(18,193)	—	—	(18,210)	—	(18,210)
DRIP	1,475	14	16,357	—	—	16,371	—	16,371
Change in unrealized value on interest rate swaps	—	—	—	(8,438)	—	(8,438)	(1,293)	(9,731)
Common distributions declared, $0.17 per share	—	—	—	—	(48,062)	(48,062)	—	(48,062)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,978)	(6,978)
Share-based compensation expense	—	—	504	—	—	504	1,674	2,178
Share-based awards vesting	1	—	—	—	—	—	—	—
Share-based awards retained for taxes	—	—	(2)	—	—	(2)	—	(2)
Net loss	—	—	—	—	(25,877)	(25,877)	(3,850)	(29,727)
Balance at September 30, 2019	283,586	$2,835	$2,717,537	$(28,976)	$(904,297)	$1,787,099	$360,766	$2,147,865

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30, 2019 and 2018
	Common Stock		Additional Paid-In Capital	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2018	185,233	$1,852	$1,629,130	$16,496	$(601,238)	$1,046,240	$432,442	$1,478,682
Share repurchases	(4,511)	(45)	(49,589)	—	—	(49,634)	—	(49,634)
DRIP	2,967	30	32,661	—	—	32,691	—	32,691
Change in unrealized value on interest rate swaps	—	—	—	17,106	—	17,106	4,106	21,212
Common distributions declared, $0.50 per share	—	—	—	—	(93,600)	(93,600)	—	(93,600)
Distributions to noncontrolling interests	—	—	—	—	—	—	(21,379)	(21,379)
Share-based compensation expense	5	—	1,329	—	—	1,329	2,384	3,713
Other	—	—	(156)	—	—	(156)	—	(156)
Net loss	—	—	—	—	(26,179)	(26,179)	(6,001)	(32,180)
Balance at September 30, 2018	183,694	$1,837	$1,613,375	$33,602	$(721,017)	$927,797	$411,552	$1,339,349

Balance at December 31, 2018	279,803	$2,798	$2,674,871	$12,362	$(692,045)	$1,997,986	$414,911	$2,412,897
Adoption of new accounting pronouncement (see Note 3)	—	—	—	—	(528)	(528)	—	(528)
Balance at January 1, 2019	279,803	$2,798	$2,674,871	$12,362	$(692,573)	$1,997,458	$414,911	$2,412,369
Share repurchases	(2,806)	(28)	(30,856)	—	—	(30,884)	—	(30,884)
DRIP	4,636	45	51,284	—	—	51,329	—	51,329
Change in unrealized value on interest rate swaps	—	—	—	(41,338)	—	(41,338)	(6,399)	(47,737)
Common distributions declared, $0.50 per share	—	—	—	—	(144,082)	(144,082)	—	(144,082)
Distributions to noncontrolling interests	—	—	—	—	—	—	(21,206)	(21,206)
Share-based compensation expense	—	—	1,567	—	—	1,567	4,404	5,971
Share-based awards vesting	83	1	(1)	—	—	—	—	—
Share-based awards retained for taxes	(18)	—	(208)	—	—	(208)	—	(208)
Conversion of noncontrolling interests	1,888	19	20,880	—	—	20,899	(20,899)	—
Net loss	—	—	—	—	(67,642)	(67,642)	(10,045)	(77,687)
Balance at September 30, 2019	283,586	$2,835	$2,717,537	$(28,976)	$(904,297)	$1,787,099	$360,766	$2,147,865

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,687)	$(32,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of real estate assets	174,501	126,786
Impairment of real estate assets	74,626	27,696
Depreciation and amortization of corporate assets	4,519	11,137
Amortization of deferred financing expenses	3,758	3,615
Amortization of debt and derivative adjustments	6,007	(992)
Net amortization of above- and below-market leases	(3,266)	(2,967)
Gain on disposal of property, net	(10,903)	(5,556)
Change in fair value of earn-out liability	(7,500)	1,500
Straight-line rent	(7,024)	(3,544)
Share-based compensation expense	5,971	3,713
Other impairment charges	9,661	—
Other	1,223	1,042
Changes in operating assets and liabilities:
Other assets, net	858	(10,731)
Accounts payable and other liabilities	1,138	2,517
Net cash provided by operating activities	175,882	122,036
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(49,880)	(31,252)
Capital expenditures	(48,079)	(29,341)
Proceeds from sale of real estate	86,159	44,338
Return of investment in unconsolidated joint ventures	2,498	—
Net cash used in investing activities	(9,302)	(16,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	(73,359)	(6,000)
Proceeds from mortgages and loans payable	60,000	65,000
Payments on outstanding indebtedness	(7,277)	(24,751)
Distributions paid, net of DRIP	(92,484)	(61,125)
Distributions to noncontrolling interests	(20,616)	(21,377)
Repurchases of common stock	(30,178)	(50,252)
Payments of deferred financing expenses	(696)	(782)
Other	(208)	—
Net cash used in financing activities	(164,818)	(99,287)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,762	6,494
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	84,304	27,445
End of period	$86,066	$33,939

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$29,516	$6,111
Restricted cash	56,550	27,828
Cash, cash equivalents, and restricted cash at end of period	$86,066	$33,939

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)
(In thousands)

	2019	2018
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$66,811	$49,157
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	1,444	739
Accrued capital expenditures	3,036	2,881
Change in distributions payable	269	(216)
Change in distributions payable - noncontrolling interests	590	—
Change in accrued share repurchase obligation	706	(618)
Distributions reinvested	51,329	32,691

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
We invest primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own properties, we operate an investment management business providing property management and advisory services to third parties. As of September 30, 2019, this business provided comprehensive real estate and asset management services to (i) Phillips Edison Grocery Center REIT III, Inc. (“PECO III”), a non-traded publicly registered REIT; (ii) three institutional joint ventures; and (iii) one private fund (collectively, the “Managed Funds”).
In November 2018, we completed a merger (the “Merger”) with Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), a public non-traded REIT that was advised and managed by us, in a 100% stock-for-stock transaction valued at approximately $1.9 billion. As a result of the Merger, we acquired 86 properties and a 20% equity interest in Necessity Retail Partners (“NRP” or the “NRP joint venture”), a joint venture that owned 13 properties at the time of the Merger. For a more detailed discussion, see Note 4.
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
On October 31, 2019, we completed a merger with PECO III, which resulted in the acquisition of three properties; a 10% equity interest in Grocery Retail Partners II LLC, a joint venture that owns three properties with Northwestern Mutual; and working capital. Consideration for the merger with PECO III included the issuance of 4.5 million shares of our common stock, approximately $21 million in cash, the settlement of certain receivables, the partial derecognition of a management contract intangible asset, and transaction costs that will be capitalized as part of this asset acquisition.
As of September 30, 2019, we wholly-owned fee simple interests in 294 real estate properties. In addition, we owned a 20% equity interest in NRP and a 15% interest in GRP I, as described previously.

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
Other than those noted below, there were no changes to our significant accounting policies during the nine months ended September 30, 2019. For a full summary of our accounting policies, refer to our 2018 Annual Report on Form 10-K filed with the SEC on March 13, 2019.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Leases—We are party to a number of lease agreements, both as a lessor as well as a lessee of various types of assets.
Lessor—The majority of our revenue is lease revenue derived from our real estate assets, which is accounted for under Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). We adopted the accounting guidance contained within ASC 842 on January 1, 2019, the effective date of the standard for public companies. We record lease and lease-related revenue as Rental Income on the consolidated statements of operations and comprehensive loss, also referred to herein as our “consolidated statements of operations”, in accordance with ASC 842.
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
We record right-of-use (“ROU”) assets and liabilities in the consolidated balance sheets based upon the terms and conditions of the applicable lease agreement. We use discount rates to calculate the present value of lease payments when determining lease classification and measuring our lease liability. We use the rate implicit in the lease as our discount rate unless that rate cannot be readily determined, in which case we consider various factors, including our incremental secured borrowing rate, in selecting an appropriate discount rate. This requires the application of judgment, and we consider the length of the lease as well as the length and securitization of our outstanding debt agreements in selecting an appropriate rate. Refer to Note 3 for further detail.
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
Income Taxes—Our consolidated financial statements include the operations of wholly owned subsidiaries that have jointly elected to be treated as Taxable REIT Subsidiaries (“TRS”) and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. During the three and nine months ended September 30, 2019 and 2018, no federal income tax expense or benefit was reported, and we recorded a full valuation allowance for our net deferred tax asset. We recognized an immaterial amount of state and local income tax expense, which is included in Other (Expense) Income, Net on the consolidated statements of operations.

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
January 1, 2020
We do not expect the adoption of this standard to have a material impact on our consolidated financial statements. The majority of our financial instruments result from operating lease transactions, which are not within the scope of this standard.

ASU 2018-13, Fair Value Measurement (Topic 820)
This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the Financial Accounting Standards Board’s disclosure framework project. It is effective for annual and interim reporting periods beginning after December 15, 2019, but early adoption is permitted.
		January 1, 2020	We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
This ASU amends two aspects of the related-party guidance in Topic 810: (1) adds an elective private-company scope exception to the variable interest entity guidance for entities under common control and (2) indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For entities other than private companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. All entities are required to apply the amendments in this update retrospectively with a cumulative effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted.
		January 1, 2020	We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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
		January 1, 2020	We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

The following table provides a brief description of newly adopted accounting pronouncements and their effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
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

Reclassifications—The following line item on our consolidated balance sheets for the year ended December 31, 2018, was reclassified to conform to current year presentation:

•	Derivative Liability was listed on a separate line from Accounts Payable and Other Liabilities.
The following line items on our consolidated statements of operations for the three and nine months ended September 30, 2018, were reclassified to conform to current year presentation:

•	Tenant Recovery was combined with Rental Income, and

•	Other Expense, Net previously included activity from property disposals, and this is now presented as Gain on Disposal of Property, Net.
The following line items on our consolidated statements of cash flows for the nine months ended September 30, 2018, were reclassified to conform to current year presentation:

•	Amortization of Debt and Derivative Adjustments was listed on a separate line from Depreciation and Amortization of Real Estate Assets and Other Cash Flows from Operating Activities;

•	Accounts Receivable - Affiliates was combined with Other Assets, Net; and

•	Accounts Payable - Affiliates was combined with Accounts Payable and Other Liabilities.

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
The adoption of ASC 842 resulted in a $0.5 million adjustment to the current year’s opening balance in Accumulated Deficit on the consolidated balance sheets as a result of recognizing ROU assets and lease liabilities as well as adjustments to our collectability reserve. Beginning in January 1, 2019, due to the new standard’s narrowed definition of initial direct costs, we now expense significant lease origination costs as incurred, which were previously capitalized as initial direct costs and amortized to expense over the lease term. We capitalized $6.2 million of internal costs for the year ended December 31, 2018, some of which we will continue to capitalize in accordance with the standard. During the nine months ended September 30, 2019, the amount capitalized was $3.0 million, compared to $4.7 million during the nine months ended September 30, 2018. Amounts that were capitalized prior to the adoption of ASC 842 will continue to be amortized over their remaining lives.
Additionally, ASC 842 requires that lessors exclude from variable payments all costs paid by a lessee directly to a third party. For the year ended December 31, 2018, $8.0 million in real estate tax payments made by tenants directly to third parties was recorded by us as both Tenant Recovery Income and Real Estate Taxes. This amount was approximately $1.1 million and $3.8 million for the three and nine months ended September 30, 2018, respectively. Beginning January 1, 2019, such amounts are no longer recognized by us. As the recorded expense was completely offset by the tenant recovery income recorded, this has no net impact to earnings.
Beginning January 1, 2019, operating lease receivables are accounted for under ASC 842, which requires us to recognize changes in the collectability assessment for an operating lease as an adjustment to lease income. For the year ended December 31, 2018, $2.9 million of expense was recorded as Property Operating on our consolidated statements of operations, which would have been recorded as a reduction to Rental Income under the new standard. For the three and nine months ended September 30, 2019, the total amount recorded as a reduction to Rental Income as a result of collectability reserves was $3.1 million and $3.8 million, respectively.
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases.

Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of September 30, 2019, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
Remaining 2019	$95,874
2020	370,508
2021	328,050
2022	287,573
2023	237,614
2024 and thereafter	670,195
Total	$1,989,814
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of September 30, 2019. As of September 30, 2019, our real estate investments in Florida represented 12.2% of our ABR. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic or weather developments in the Florida real estate market.
Lessee—On January 1, 2019, as a lessee, we recognized additional operating lease liabilities of $6.2 million with corresponding ROU assets of $6.0 million, and the difference between them was recorded as an adjustment to Accumulated Deficit on the consolidated balance sheets. On adoption of ASC 842, these asset and liability amounts represented the present value of the remaining fixed minimum rental payments under current leasing standards for existing leases, adjusted as appropriate for amounts written off in transition to the new guidance. The initial measurement of a ROU asset may differ from the initial measurement of the corresponding lease liability due to initial direct costs, prepaid lease payments, and lease incentives.
Lease assets, grouped by balance sheet line where they are recorded, consisted of the following as of September 30, 2019 (in thousands):

September 30, 2019
Assets
Investment in Real Estate:
ROU asset - operating leases	$4,707
Less: accumulated amortization	(318)
Total in Investment in Real Estate	4,389
Other Assets:
ROU asset - operating leases	2,540
ROU asset - finance leases	705
Less: accumulated amortization	(865)
Total in Other Assets	2,380
Total ROU lease assets(1)	$6,769

Liabilities
Accounts Payable and Other Liabilities:
Operating lease liability	$6,489
Debt Obligations, Net:
Finance lease liability	517
Total lease liabilities(1)	$7,006

(1)
As of September 30, 2019, the weighted average remaining lease term was approximately 2.2 years for finance leases and 18.8 years for operating leases. The weighted average discount rate was 3.5% for finance leases and 4.1% for operating leases.

Below are the amounts recorded in our consolidated statements of operations related to our ROU assets and lease liabilities by lease type (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Statements of operations information:
Finance lease cost:
Amortization of ROU assets	$71	$199
Interest on lease liabilities	5	14
Operating lease costs	434	1,231
Short term lease expense	327	1,094
Below are the amounts recorded in our consolidated statements of cash flows related to our leases by type (in thousands):

Nine Months Ended
September 30, 2019
Statements of cash flows information:
Operating cash flows used for operating leases	$(921)
Financing cash flows used for finance leases	(187)
Future undiscounted payments for fixed lease charges by lease type, inclusive of options reasonably certain to be exercised, as of September 30, 2019, are as follows (in thousands):

	Undiscounted
	Operating	Finance
Remaining 2019	$372	$74
2020	1,174	295
2021	723	98
2022	684	26
2023	529	20
Thereafter	6,419	15
Total undiscounted cash flows from leases	9,901	528
Total lease liabilities recorded at present value	6,489	517
Difference between undiscounted cash flows and present value of lease liabilities	$3,412	$11

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

5. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisitions during the nine months ended September 30, 2019 and 2018 (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Leased % of Rentable Square Feet at Acquisition
Murray Landing Outparcel	Columbia, SC	N/A	5/16/2019	$295	N/A
Naperville Crossings	Naperville, IL	ALDI	4/26/2019	49,585	88.0%
Sierra Vista Plaza	Murrieta, CA	Stater Brothers(1)	9/28/2018	22,151	81.0%
Shoppes of Lake Village	Leesburg, FL	Publix	2/26/2018	8,423	71.3%

(1)	Stater Brothers occupies a space in a portion of the shopping center that we do not own.
The fair value and weighted-average useful life at acquisition for lease intangibles acquired as part of the above acquisitions are as follows (dollars in thousands, weighted-average useful life in years):

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
In-place lease assets	$4,736	11	$2,319	6
Above-market lease assets	825	8	200	5
Below-market lease liabilities	(2,097)	16	(1,299)	14
Property Sales—The following table summarizes our property sales activity (dollars in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Number of properties sold	10	5
Number of outparcels sold	1	—
Proceeds from sale of real estate	$86,159	$44,338
Gain on sale of properties, net(1)	12,369	5,657

(1)	The gain on sale of properties, net does not include miscellaneous write-off activity, which is also recorded in Gain on Disposal of Property, Net on the consolidated statements of operations.
Property Held for Sale—As of September 30, 2019, three properties were classified as held for sale. For additional information regarding the disposition of held for sale property, refer to Note 16. As of December 31, 2018, two properties were classified as held for sale, and both were sold in the first quarter of 2019. Properties classified as held for sale as of September 30, 2019 and December 31, 2018, were under contract to sell, with no substantive contingencies, and the prospective buyers had significant funds at risk as of the respective reporting date. A summary of assets and liabilities for the properties held for sale as of September 30, 2019 and December 31, 2018, is below (in thousands):

	September 30, 2019	December 31, 2018
ASSETS
Total investment in real estate assets, net	$79,210	$16,889
Other assets, net	1,536	475
Total assets	$80,746	$17,364
LIABILITIES
Below-market lease liabilities, net	$3,385	$208
Accounts payable and other liabilities	1,494	388
Total liabilities	$4,879	$596
Impairment of Real Estate Assets—During the three and nine months ended September 30, 2019, we recognized impairment charges totaling $35.7 million and $74.6 million, respectively. During the three and nine months ended September 30, 2018, we recognized impairment charges totaling $16.8 million and $27.7 million, respectively. The impairments were associated with certain anticipated property dispositions where the net book value exceeded the estimated fair value. Our estimated fair value was based upon the contracted price to sell or the marketed price for disposition, less costs to sell. We have applied reasonable estimates and judgments in determining the amount of impairment recognized.

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
The following table details our investment balances in these unconsolidated joint ventures, which are accounted for using the equity method of accounting and are considered to be related parties to us as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	NRP	GRP I	NRP	GRP I
Ownership percentage	20%	15%	20%	15%
Number of properties	11	17	13	17
Investment balance	$15,428	$27,702	$16,198	$29,453
Unamortized basis adjustments(1)	4,158	—	6,026	—

(1)
Our investment in NRP differs from our proportionate share of the entity’s underlying net assets due to basis differences initially recorded at $6.2 million arising from the Merger and recording the investment at fair value.

The following table summarizes the operating information of the unconsolidated joint ventures and their impact on our consolidated statements of operations and consolidated statements of equity. We did not have any investments in unconsolidated joint ventures during the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	NRP	GRP I	NRP	GRP I
Income (loss) from unconsolidated joint ventures, net	$2,733	$(22)	$2,531	$(87)
Amortization and write-off of basis adjustments(1)	1,159	—	1,868	—
Distributions	600	241	1,433	1,665

(1)
These amounts are amortized starting at the date of the Merger and recorded as an offset to earnings from the NRP joint venture in Other Expense, Net on our consolidated statements of operations. When a property is sold, the remaining basis difference related to that property is written off.

7. OTHER ASSETS, NET
The following is a summary of Other Assets, Net as of September 30, 2019 and December 31, 2018, excluding amounts related to assets classified as held for sale (in thousands):

	September 30, 2019	December 31, 2018
Other assets, net:
Deferred leasing commissions and costs	$35,836	$32,957
Deferred financing expenses	13,971	13,971
Office equipment, ROU assets, and other	18,899	14,315
Total depreciable and amortizable assets	68,706	61,243
Accumulated depreciation and amortization	(30,338)	(24,382)
Net depreciable and amortizable assets	38,368	36,861
Accounts receivable, net	42,797	56,104
Deferred rent receivable, net	27,642	21,261
Derivative asset	1,711	29,708
Investment in affiliates	700	700
Prepaids and other	12,607	8,442
Total other assets, net	$123,825	$153,076

8. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, on our debt obligations as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Interest Rate(1)	September 30, 2019	December 31, 2018
Revolving credit facility(2)	LIBOR + 1.40%	$—	$73,359
Term loans(3)	2.06% - 4.59%	1,918,410	1,858,410
Secured portfolio loan facility	3.52%	195,000	195,000
Mortgages	3.45% - 7.91%	327,027	334,117
Finance lease liability		517	552
Assumed market debt adjustments, net		(3,473)	(4,571)
Deferred financing expenses, net		(15,924)	(18,041)
Total		$2,421,557	$2,438,826

(1)	Interest rates are as of September 30, 2019.

(2)
The gross borrowings and payments under our revolving credit facility were $116.6 million and $190.0 million, respectively, during the nine months ended September 30, 2019. The gross borrowings and payments under our revolving credit facility were $219.0 million and $225.0 million, respectively, during the nine months ended September 30, 2018.

(3)
Our term loans carry an interest rate of LIBOR plus a spread. While most of the rates are fixed through the use of swaps, there is still a portion of these loans that is not fixed through a swap, and thus is still indexed to LIBOR.

In May 2019, we executed a $60 million delayed draw feature on one of our term loans. We used the proceeds from this draw to pay down our revolving credit facility. In September 2019, we repriced a $200 million term loan, lowering the interest rate spread from 1.75% over LIBOR to 1.25% over LIBOR, while maintaining the current maturity of September 2024. In October 2019, we repriced a $175 million term loan from a spread of 1.75% over LIBOR to 1.25% over LIBOR, while maintaining the current maturity of October 2024.
As of September 30, 2019 and December 31, 2018, the weighted-average interest rate, including the effect of derivative financial instruments, for all of our debt obligations was 3.5%.
The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, net, as of September 30, 2019 and December 31, 2018, is summarized below (in thousands):

	September 30, 2019	December 31, 2018
As to interest rate:(1)
Fixed-rate debt	$1,924,544	$2,216,669
Variable-rate debt	516,410	244,769
Total	$2,440,954	$2,461,438
As to collateralization:
Unsecured debt	$1,918,410	$1,931,769
Secured debt	522,544	529,669
Total	$2,440,954	$2,461,438

(1)	Includes the effects of derivative financial instruments (see Notes 9 and 15).

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.
Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $5.7 million will be reclassified from AOCI as an increase to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of September 30, 2019 and December 31, 2018 (notional amounts in thousands):

	September 30, 2019	December 31, 2018
Count	9	12
Notional amount	$1,402,000	$1,687,000
Fixed LIBOR	0.8% - 2.9%	0.7% - 2.9%
Maturity date	2020 - 2025	2019 - 2025
The table below details the nature of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amount of (loss) gain recognized in other comprehensive income on derivatives(1)	$(9,193)	$4,061	$(44,398)	$23,107
Amount of gain reclassified from AOCI into interest expense(1)	(538)	(1,192)	(3,339)	(1,895)

(1)	Changes in value are solely driven from changes in LIBOR futures as a result of various economic factors.
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of September 30, 2019, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $28.3 million. As of September 30, 2019, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $28.3 million.

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
Convertible Noncontrolling Interests—Under the terms of the Partnership Agreement, OP unit holders may elect to exchange OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year. As the form of redemption for OP units is within our control, the OP units outstanding as of September 30, 2019 and December 31, 2018, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. The distributions that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity. During the nine months ended September 30, 2019, OP units were converted into shares of our common stock at a 1:1 ratio. There were approximately 42.7 million and 44.5 million OP units outstanding as of September 30, 2019 and December 31, 2018, respectively.
Nonconvertible Noncontrolling Interests—In addition to partnership units of the Operating Partnership, Noncontrolling Interests also includes a 25% ownership share of one of our subsidiaries who provides advisory services, which was not significant to our results.

12. COMPENSATION
Awards to employees under our Amended and Restated 2010 Long-Term Incentive Plan are typically granted and vest during the first quarter of each year. We also grant restricted stock to our independent directors under our Amended and Restated 2010 Independent Director Stock Plan, which vests based upon the completion of a service period. Certain of our executives have made the election to receive OP units in lieu of shares of common stock upon vesting of their award grants.
All share-based compensation awards, regardless of the form of payout upon vesting, are presented in the following table, which summarizes our stock-based award activity. For performance-based awards, the number of shares deemed to be issued per the table below reflects the number of units at target performance. Performance-based awards contain terms which dictate that the number of award units to be issued will vary based upon actual performance compared to the respective plan’s performance metrics, with the potential for certain awards to earn additional shares beyond target performance (number of units in thousands):

	Nine Months Ended
	September 30, 2019
	Restricted Stock Awards(1)	Performance Stock Awards(1)	Phantom Stock Units	Weighted-Average Grant-Date Fair Value(2)
Nonvested at December 31, 2018	808	199	998	$10.60
Granted	470	2,293	—	11.05
Vested	(196)	—	—	10.99
Forfeited	(93)	(7)	(43)	10.77
Nonvested at September 30, 2019	989	2,485	955	$10.86

(1)
The maximum number of award units that could be issued under all outstanding grants, excluding phantom stock units as they are settled in cash, was 3.9 million as of September 30, 2019. The number of award units expected to vest, excluding phantom units as they are settled in cash, was 2.3 million as of September 30, 2019.

(2)
On an annual basis, we engage an independent third-party valuation advisory consulting firm to estimate the EVPS of our common stock. The weighted-average grant-date fair value calculated herein reflects the EVPS on the grant date.

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

During the three months ended September 30, 2019 and 2018, the expense for all stock-based awards, including phantom stock units, was $2.4 million and $3.0 million, respectively. During each of the nine months ended September 30, 2019 and 2018, the expense was $7.7 million. We had $17.9 million of unrecognized compensation costs related to these awards that we expect to recognize over a weighted average period of approximately four years. The fair value at the vesting date for stock-based awards that vested during the nine months ended September 30, 2019 was $2.2 million.

13. EARNINGS PER SHARE
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to distributions declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing Net Loss Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
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
The impact of OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the OP units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of September 30, 2019 and 2018.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to stockholders - basic	$(25,877)	$(13,228)	$(67,642)	$(26,179)
Net loss attributable to convertible OP units(1)	(3,893)	(3,180)	(10,319)	(6,270)
Net loss - diluted	$(29,770)	$(16,408)	$(77,961)	$(32,449)
Denominator:
Weighted-average shares - basic	283,827	183,699	282,714	184,676
OP units(1)	42,783	44,453	43,356	44,453
Adjusted weighted-average shares - diluted	326,610	228,152	326,070	229,129
Earnings per common share:
Basic and diluted	$(0.09)	$(0.07)	$(0.24)	$(0.14)
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
Approximately 3.5 million and 1.0 million unvested restricted stock awards were outstanding as of September 30, 2019 and 2018, respectively. These securities were anti-dilutive, and, as a result, their impact was excluded from the weighted-average common shares used to calculate diluted EPS.

14. REVENUE RECOGNITION AND RELATED PARTY TRANSACTIONS
Revenue—Summarized below are amounts included in Fees and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds, and other revenues that are not in the scope of ASC 606 but are included in this table for the purpose of disclosing all related party revenues (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2019				September 30, 2019
	PECO III	Joint Ventures	Other Parties(1)	Total	PECO III	Joint Ventures	Other Parties(1)	Total
Recurring fees(2)	$217	$1,393	$59	$1,669	$639	$4,074	$177	$4,890
Transactional revenue and reimbursements(3)	75	530	1	606	1,091	1,556	8	2,655
Insurance premiums	—	—	491	491	24	72	1,437	1,533
Total fees and management income	$292	$1,923	$551	$2,766	$1,754	$5,702	$1,622	$9,078

(1)
Insurance premium income from other parties includes amounts from third parties not affiliated with us in the amount of $0.4 million and $1.4 million for the three and nine months ended September 30, 2019.

(2)	Recurring fees include asset management fees and property management fees.

(3)	Transaction revenue includes items such as leasing commissions, construction management fees, and acquisition fees.

	Three Months Ended				Nine Months Ended
	September 30, 2018				September 30, 2018
	REIT II(1)	PECO III and Joint Ventures	Other Parties(2)	Total	REIT II(1)	PECO III and Joint Ventures	Other Parties(2)	Total
Recurring fees	$5,061	$621	$65	$5,747	$15,393	$1,760	$218	$17,371
Transactional revenue and reimbursements	1,798	875	27	2,700	5,749	2,059	47	7,855
Insurance premiums	90	—	437	527	277	—	1,320	1,597
Total fees and management income	$6,949	$1,496	$529	$8,974	$21,419	$3,819	$1,585	$26,823

(1)	All amounts earned from REIT II were earned prior to the close of the Merger in November 2018, and ceased upon its acquisition by us.

(2)
Recurring fees and other revenue from other parties includes amounts from third parties not affiliated with us in the amount of $0.4 million and $1.3 million for the three and nine months ended September 30, 2018.

Organization and Offering Costs—Under the terms of one of our Management Agreements, we have incurred organization and offering costs related to PECO III’s private placement and public offering since 2017. In June 2019, PECO III’s Board of Directors approved the suspension of the public offering, effective June 14, 2019. In connection with the suspension, we reduced our organization and offering cost receivable to the contractually obligated amount as of June 30, 2019, which resulted in a reduction of $2.3 million to Accounts Receivable - Affiliates on our consolidated balance sheets. As of September 30, 2019 and December 31, 2018, we had receivables for organization and offering costs of $2.5 million and $4.5 million, respectively, which were recorded in Accounts Receivable - Affiliates on our consolidated balance sheets. This receivable was effectively settled when we merged with PECO III on October 31, 2019.
In addition to organization and offering costs, we have receivables related to Management Agreements from related parties of $1.0 million and $0.6 million as of September 30, 2019 and December 31, 2018, respectively. These amounts were recorded in Accounts Receivable - Affiliates on the consolidated balance sheets.
Other Related Party Matters—Griffin Capital Company, LLC (“Griffin sponsor”) owned a 25% interest, and we owned a 75% interest, in the PECO III advisor prior to the merger with PECO III on October 31, 2019. A portion of organization and offering costs was incurred by the Griffin sponsor. In connection with the suspension of PECO III’s public offering, we reduced our organization and offering cost payable to the contractually obligated amount as of June 30, 2019, which resulted in a $0.4 million reduction in the second quarter of 2019 to Accounts Payable and Other Liabilities on our consolidated balance sheets. This reduction, coupled with the $2.3 million reduction to Accounts Receivable - Affiliates, resulted in a net increase in expense of $1.9 million recorded in Other Impairment Charges in our consolidated statements of operations. As such, of the receivable we have from PECO III, $0.9 million and $1.2 million were reimbursable to the Griffin sponsor as of September 30, 2019 and December 31, 2018, respectively, and were recorded in Accounts Payable and Other Liabilities on the consolidated balance sheets. This payable was effectively settled when we merged with PECO III on October 31, 2019.
PECO Air L.L.C. (“PECO Air”), an entity in which Mr. Edison, our Chairman and Chief Executive Officer, owns a 50% interest, owns an airplane that we use for business purposes in the course of our operations. We paid approximately $0.2 million to PECO Air for use of its airplane for the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, we paid $0.7 million and $0.6 million, respectively.
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
The following is a summary of borrowings as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Fair value	$2,470,068	$2,467,317
Recorded value(1)	2,437,481	2,456,867

(1)	Recorded value does not include net deferred financing expenses of $15.9 million and $18.0 million as of September 30, 2019 and December 31, 2018, respectively.
Recurring and Nonrecurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain assets and liabilities are measured and recognized at fair value as needed. The fair value measurements as of the measurement date that occurred during the nine months ended September 30, 2019, and during the year ended December 31, 2018, were as follows (in thousands):

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Derivative assets(1)	$—	$1,711	$—	$—	$29,708	$—
Derivative liability(1)	—	(28,281)	—	—	(3,633)	—
Earn-out liability	—	—	(32,000)	—	—	(39,500)
Nonrecurring
Impaired real estate assets, net(2)	—	192,225	—	—	71,991	—
Impaired corporate intangible asset, net(3)	—	—	4,401	—	—	—

(1)	We record derivative assets in Other Assets, Net and derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets.

(2)	The carrying value of impaired real estate assets may have subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.

(3)	The carrying value of our impaired corporate intangible asset, net has subsequently decreased after the measurement date due to amortization.
Derivative Instruments—As of September 30, 2019 and December 31, 2018, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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

Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2019 and December 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents a reconciliation of the change in the earn-out liability measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Earn-Out Liability
Balance at December 31, 2018	$39,500
Change in fair value recognized in Other Income (Expense), Net	(7,500)
Balance at September 30, 2019	$32,000
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value less costs to sell on a nonrecurring basis dependent upon when we determine an impairment has occurred. During the three and nine months ended September 30, 2019 and 2018, we impaired assets that were under contract or actively marketed for sale at a disposition price that was less than carrying value, or had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds. We determined that valuation to fall under Level 2 of the fair value hierarchy.
We recorded the following expense as a result of the impaired real estate assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Impairment of real estate assets	$35,710	$16,757	$74,626	$27,696
Corporate Intangible Asset Impairment—In connection with the PELP transaction, we acquired a corporate intangible asset consisting of in-place management contracts. We evaluate our corporate intangible asset for impairment when a triggering event occurs, or circumstances change, that indicate the carrying value may not be recoverable. In June 2019, the suspension of the PECO III public offering constituted a triggering event for further review of the corporate intangible asset’s fair value compared to its carrying value.
We estimated the fair value of the corporate intangible asset using a discounted cash flow model, leveraging certain Level 3 inputs. The evaluation of corporate intangible assets for potential impairment required management to exercise significant judgment and to make certain assumptions. The assumptions utilized in the evaluation included future cash flows and a discount rate. For our most recent impairment test for the corporate intangible asset during the three months ended June 30, 2019, we used a discount rate of 19% in our discounted cash flow model.
Based on this analysis, we concluded the carrying value exceeded the estimated fair value of the corporate intangible asset, and an impairment charge of $7.8 million was recorded in Other Impairment Charges on the consolidated statements of operations in the second quarter of 2019. As a result of this impairment, the estimated remaining future amortization of the management contracts is as follows: $0.4 million in 2019, $1.4 million in 2020, $1.4 million in 2021, and $0.9 million in 2022.

16. SUBSEQUENT EVENTS
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to September 30, 2019, were as follows (in thousands, except distribution rate):

Month	Date of Record	Distribution Rate	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
September 2019	9/16/2019	$0.05583344	10/1/2019	$18,091	$5,366	$12,725
October 2019	10/15/2019	$0.05583344	11/1/2019	18,108	5,343	12,765
In November 2019, our Board authorized distributions for December 2019, as well as January and February 2020 to the stockholders of record at the close of business on December 16, 2019, January 15, 2020, and February 17, 2020, respectively, equal to a monthly amount of $0.05583344 per share of common stock. The distributions for November 2019 were previously authorized by our Board and are expected to be paid on December 2, 2019. OP unit holders will receive distributions at the same rate as common stockholders. We pay distributions to stockholders and OP unit holders based on monthly record dates. We expect to pay these distributions on the first business day after the end of each month.
Property Sales—Subsequent to September 30, 2019, we sold the following real estate properties, which were classified as held for sale as of September 30, 2019 (dollars in thousands):

Property Name	Location	Anchor Tenant	Square Footage	Disposition Date	Sale Price
Promenade Shopping Center	Jacksonville, FL	Rowe's IGA	115,835	10/15/2019	$11,950
Countryside Shopping Center	Port Orange, FL	Big Lots	124,268	11/1/2019	11,800

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
See Part I, Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K, filed with the SEC on March 13, 2019, and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for a discussion of some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

Overview
We are an internally-managed REIT and one of the nation’s largest owners and operators of grocery-anchored shopping centers. The majority of our revenues are lease revenues derived from our real estate investments. Additionally, as of September 30, 2019, we operated an investment management business providing property management and advisory services to approximately $690 million of third-party assets. As of September 30, 2019, this business provided comprehensive real estate and asset management services to (i) PECO III, a non-traded publicly registered REIT; (ii) three institutional joint ventures; and (iii) one private fund (collectively, the “Managed Funds”).

On October 31, 2019, we completed a merger with PECO III, which resulted in the acquisition of three properties; a 10% equity interest in Grocery Retail Partners II LLC, a joint venture that owns three properties with Northwestern Mutual; and working capital. Consideration for the merger with PECO III included the issuance of 4.5 million shares of our common stock, approximately $21 million in cash, the settlement of certain receivables, the partial derecognition of a management contract intangible asset, and transaction costs that will be capitalized as part of this asset acquisition.
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
Portfolio and Leasing Statistics—Below are statistical highlights of our wholly-owned portfolio:

September 30, 2019
Number of properties	294
Number of states	32
Total square feet (in thousands)	33,203
Leased % of rentable square feet	95.0%
Average remaining lease term (in years)(1)	4.7

(1)	The average remaining lease term in years excludes future options to extend the term of the lease.
The following table summarizes the portfolio information of the joint ventures and our ownership percentage as of September 30, 2019 (dollars and square feet in thousands):

	September 30, 2019
Joint Venture	Ownership Percentage	Number of Properties	ABR(1)	GLA(2)
Necessity Retail Partners	20%	11	$15,619	1,170
Grocery Retail Partners I	15%	17	24,711	1,905

(1)	We calculate annualized base rent (“ABR”) as monthly contractual rent as of September 30, 2019, multiplied by 12 months.

(2)	Gross leasable area (“GLA”) is defined as the portion of the total square feet of a building that is available for tenant leasing.

Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after September 30, 2019, for each of the next ten years and thereafter for our 294 properties and the prorated portion of those owned through our joint ventures. The chart shows the leased square feet and ABR represented by the applicable lease expiration year:

$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$3.9
$5.5
$39.2
$49.4
$45.2
$57.9
$54.3
$31.8
$25.6
$21.3
$20.5
$41.4
MTM (93)
2019 (133)
2020 (688)
2021 (795)
2022 (741)
2023 (749)
2024 (761)
2025 (337)
2026 (266)
2027 (255)
2028 (222)
2029+ (265)
Expiration Year and (Number of Leases Expiring)
Anchor - ABR
Inline - ABR
GLA

Additionally, subsequent to September 30, 2019, we renewed approximately 0.2 million total square feet and $2.9 million of total ABR of the expiring leases, inclusive of our pro rata share related to our joint ventures.
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

We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, by tenant type as of September 30, 2019:

The following charts present the composition of our portfolio by tenant industry as of September 30, 2019:

The following table presents our top twenty tenants, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, grouped according to parent company, by ABR, as of September 30, 2019 (dollars and square feet in thousands):

	September 30, 2019
Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Kroger	$27,221	6.9%	3,537	11.0%	68
Publix	21,956	5.5%	2,229	7.0%	58
Albertsons-Safeway	16,925	4.3%	1,622	5.1%	30
Ahold Delhaize	16,588	4.2%	1,262	3.9%	25
Walmart	9,913	2.5%	1,917	6.0%	15
Giant Eagle	9,056	2.3%	900	2.8%	13
Sprouts Farmers Market	4,343	1.1%	305	1.0%	10
Dollar Tree	4,196	1.1%	469	1.5%	47
Raley's	3,898	1.0%	262	0.8%	5
SUPERVALU	3,542	0.9%	400	1.2%	9
Subway	3,092	0.8%	129	0.4%	95
Schnuck's	2,953	0.7%	329	1.0%	5
Southeastern Grocers	2,822	0.7%	331	1.0%	8
Anytime Fitness	2,638	0.7%	176	0.5%	37
Save Mart	2,619	0.7%	309	1.0%	6
Lowe's	2,407	0.6%	371	1.2%	4
Kohl's	2,215	0.6%	365	1.1%	4
Food 4 Less (PAQ)	2,125	0.5%	118	0.4%	2
Petco	2,085	0.5%	127	0.4%	11
H&R Block	2,040	0.5%	112	0.3%	61
	$142,634	36.1%	15,270	47.6%	513

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores.

Results of Operations
Due to the timing of the closing of the Merger with REIT II, there is no financial data included related to the acquired properties in our results of operations prior to its closing on November 16, 2018. The variances to 2018 are primarily related to the Merger unless otherwise stated.
Summary of Operating Activities for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended		Favorable (Unfavorable)
	September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Operating Data:
Total revenues	$136,009	$104,899	$31,110	29.7%
Property operating expenses	(23,296)	(19,276)	(4,020)	20.9%
Real estate tax expenses	(18,016)	(12,873)	(5,143)	40.0%
General and administrative expenses	(11,537)	(13,579)	2,042	(15.0)%
Depreciation and amortization	(58,477)	(45,692)	(12,785)	28.0%
Impairment of real estate assets	(35,710)	(16,757)	(18,953)	113.1%
Interest expense, net	(25,309)	(17,336)	(7,973)	46.0%
Gain on disposal of property, net	5,048	4,571	477	10.4%
Other income (expense), net	1,561	(224)	1,785	NM
Net loss	(29,727)	(16,267)	(13,460)	82.7%
Net loss attributable to noncontrolling interests	3,850	3,039	811	26.7%
Net loss attributable to stockholders	$(25,877)	$(13,228)	$(12,649)	95.6%
Below are explanations of the significant fluctuations in our results of operations for the three months ended September 30, 2019 and 2018:
Total Revenues increased $31.1 million as follows:

•
$38.0 million increase related to the Merger with REIT II, including $44.9 million from the properties acquired, partially offset by a reduction of $6.9 million in management fee revenue previously received from the acquired properties;

•
$3.4 million increase related to properties acquired before January 1, 2018, primarily driven by straight-line rent from new leasing, improved recoveries, an increase in average occupancy from 93.7% to 94.4%, and a $0.22 increase in average minimum rent per square foot as compared to the three months ended September 30, 2018;

•
$7.4 million decrease related to our net disposition of properties since January 1, 2018, outside of the Merger with REIT II. This includes $8.2 million from 17 properties sold or contributed to GRP I and 16 properties sold to third parties, net of five properties acquired, partially offset by a $0.8 million increase in fee and management income received from the joint ventures included as Managed Funds;

•
$1.7 million decrease related to the change in presentation of our assessment of lease collectability. The adoption of ASC 842 requires us to recognize changes in the collectability assessment for our leases in which we are the lessor as an adjustment to rental income. As such, the change in our collectability assessment for the three months ended September 30, 2019, was recorded as a decrease to rental revenues. No similar adjustment was made to revenue in 2018; and

•
$1.2 million decrease related to the change in presentation of real estate tax payments paid directly by tenants. The adoption of ASC 842, which requires lessors to exclude from variable payments all costs paid by a lessee directly to a third party, precludes our recognition of real estate tax payments made by tenants directly to third parties as recoverable revenue or expense. As such, we recognized no applicable real estate tax revenue for these direct payments during the three months ended September 30, 2019. As the recorded revenue in prior periods was completely offset by the recorded expense, this has no net impact to earnings.

Property Operating increased $4.0 million as follows:

•	$4.5 million increase related to the properties acquired in the Merger with REIT II;

•	$0.3 million decrease related to our same-center portfolio primarily due to the change in presentation of lease collectability resulting from the adoption of ASC 842; and

•	$0.2 million decrease related to our net disposal activity.
Real Estate Taxes increased $5.1 million as follows:

•	$6.5 million increase related to the properties acquired in the Merger with REIT II;

•	$0.5 million increase related to our same-center portfolio;

•	$0.7 million decrease related to our net disposal activity; and

•	$1.2 million decrease related to the change in presentation of real estate tax payments paid directly by tenants due to the adoption of ASC 842.
General and Administrative:

•	The $2.0 million decrease in general and administrative expenses was primarily related to decreases in various corporate items, including overall compensation costs.
Impairment of Real Estate Assets:

•
Our increase in impairment of real estate assets of $19.0 million is related to assets under contract or actively marketed for sale at a disposition price that was less than the carrying value. Upon disposition, we intend to use the proceeds to fund tax-efficient acquisitions, fund redevelopment opportunities in owned centers, and reduce our leverage. We continue to sell non-core assets and may potentially recognize impairments in future quarters.

Interest Expense, Net:
•The $8.0 million increase was largely due to $464.5 million of debt assumed and new debt entered into in connection with the Merger. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended September 30,
	2019	2018
Interest on revolving credit facility, net	$227	$628
Interest on term loans, net	16,409	9,732
Interest on secured debt	5,780	6,060
Amortization of deferred financing expenses, assumed market debt, and derivative adjustments, net	2,762	916
Other	131	—
Interest expense, net	$25,309	$17,336

Weighted-average interest rate as of end of period	3.5%	3.5%
Weighted-average term (in years) as of end of period	4.3	4.7
Gain on Disposal of Property, Net:

•
The $0.5 million change was primarily related to the sale of four properties with a gain of $5.0 million during the three months ended September 30, 2019, as compared to the sale of three properties with a gain of $4.6 million during the three months ended September 30, 2018.

Other Income (Expense), Net increased $1.8 million primarily as follows:

•	$1.6 million increase from our unconsolidated joint ventures, primarily due to our share of gains on the disposition of two properties by NRP during the three months ended September 30, 2019; and

•	$0.3 million increase related to other income associated with property acquisitions.

Summary of Operating Activities for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended		Favorable (Unfavorable)
	September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Operating Data:
Total revenues	401,359	$312,271	$89,088	28.5%
Property operating expenses	(67,095)	(54,292)	(12,803)	23.6%
Real estate tax expenses	(53,294)	(39,346)	(13,948)	35.4%
General and administrative expenses	(38,287)	(37,490)	(797)	2.1%
Depreciation and amortization	(179,020)	(138,504)	(40,516)	29.3%
Impairment of real estate assets	(74,626)	(27,696)	(46,930)	NM
Interest expense, net	(76,151)	(51,166)	(24,985)	48.8%
Gain on disposal of property, net	10,903	5,556	5,347	96.2%
Other impairment charges	(9,661)	—	(9,661)	NM
Other income (expense), net	8,185	(1,513)	9,698	NM
Net loss	(77,687)	(32,180)	(45,507)	141.4%
Net loss attributable to noncontrolling interests	10,045	6,001	4,044	67.4%
Net loss attributable to stockholders	$(67,642)	$(26,179)	$(41,463)	NM
Below are explanations of the significant fluctuations in the results of operations for the nine months ended September 30, 2019 and 2018:
Total Revenues increased $89.1 million as follows:

•
$111.1 million increase related to the Merger with REIT II, including $132.5 million from the properties acquired, partially offset by a reduction of $21.4 million in management fee revenue previously received from the acquired properties;

•
$5.0 million increase related to properties acquired before January 1, 2018, primarily driven by a $0.21 increase in average minimum rent per square foot as compared to the nine months ended September 30, 2018;

•
$21.1 million decrease related to our net disposition of properties since January 1, 2018, outside of the Merger with REIT II. This includes $24.8 million from 17 properties sold or contributed to GRP I and 18 properties sold to third parties, net of six properties acquired, partially offset by a $3.7 million increase in fee and management income received from the joint ventures included as Managed Funds; and

•
$5.9 million decrease related to the adoption of ASC 842 (see our Summary of Operating Activities for the Three Months Ended September 30, 2019 and 2018), which included a $3.8 million decrease related to the change in presentation of real estate tax payments paid directly by tenants, and a $2.1 million decrease related to the change in presentation of our assessment of lease collectability.

Property Operating increased $12.8 million primarily as follows:

•	$14.1 million increase related to the properties acquired in the Merger with REIT II;

•	$1.0 million decrease related to our same-center portfolio primarily due to the change in presentation of lease collectability resulting from the adoption of ASC 842; and

•	$0.3 million decrease related to our net disposal activity.
Real Estate Taxes increased $13.9 million as follows:

•	$19.2 million increase related to the properties acquired in the Merger with REIT II;

•	$0.8 million increase related to our same-center portfolio;

•	$2.3 million decrease related to our net disposal activity; and

•	$3.8 million decrease related to the change in presentation of real estate tax payments paid directly by tenants due to the adoption of ASC 842.
Impairment of Real Estate Assets:

•
Our increase in impairment of real estate assets of $46.9 million is related to assets under contract or actively marketed for sale at a disposition price that was less than the carrying value. Upon disposition, we intend to use the proceeds to fund tax-efficient acquisitions, fund redevelopment opportunities in owned centers, and reduce our leverage. We continue to sell non-core assets and may potentially recognize impairments in future quarters.

Interest Expense, Net:
•The $25.0 million increase was largely due to $464.5 million of debt assumed and new debt entered into in connection with the Merger. Interest Expense, Net was comprised of the following (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Interest on revolving credit facility, net	$1,648	$1,439
Interest on term loans, net	47,113	28,605
Interest on secured debt	17,319	18,397
Amortization of deferred financing expenses, assumed market debt, and derivative adjustments, net	9,766	2,725
Other	305	—
Interest expense, net	$76,151	$51,166

Weighted-average interest rate as of end of period	3.5%	3.5%
Weighted-average term (in years) as of end of period	4.3	4.7
Gain on Disposal of Property, Net:

•
The $5.3 million increase was primarily related to the sale of ten properties with a gain of $10.9 million during the nine months ended September 30, 2019, as compared to the sale of five properties with a gain of $5.6 million during the nine months ended September 30, 2018 (see Note 5).

Other Impairment Charges:

•
Other impairment charges of $9.7 million are due to the suspension of the PECO III public offering. This included a $7.8 million impairment of a corporate intangible asset and a $1.9 million impairment of organization and offering costs (see Notes 14 and 15).

Other Income (Expense), Net increased $9.7 million as follows:

•	$8.2 million income, net during the nine months ended September 30, 2019 was primarily attributable to:

▪	$7.5 million income related to the change in fair value of our earn-out liability (see Note 15);

▪	$0.8 million income related to other income associated with property acquisitions;

▪	$0.6 million income from our unconsolidated joint ventures, primarily due to our share of gains on the disposition of two properties by NRP; and

▪	$0.5 million expense related to state and local income taxes.

•	$1.5 million expense, net during the nine months ended September 30, 2018 was primarily attributable to an increase in the fair value of our earn-out liability.

Leasing Activity—The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, such tenants will also pay for a longer term.
Below is a summary of leasing activity for our wholly-owned properties for the three months ended September 30, 2019 and 2018(1):

	Total Deals		Inline Deals(2)
	2019	2018(3)	2019	2018(3)
New leases:
Number of leases	98	50	95	48
Square footage (in thousands)	370	144	276	108
First-year base rental revenue (in thousands)	$5,635	$2,346	$4,595	$1,931
Average rent per square foot (“PSF”)	$15.24	$16.28	$16.67	$17.95
Average cost PSF of executing new leases(4)	$18.08	$31.49	$20.40	$25.20
Number of comparable leases(5)	33	18	31	18
Comparable rent spread(6)	12.6%	13.5%	7.6%	13.5%
Weighted average lease term (in years)	7.6	8.0	6.6	7.4
Renewals and options:
Number of leases	148	115	126	100
Square footage (in thousands)	1,053	743	271	241
First-year base rental revenue (in thousands)	$10,361	$8,282	$5,403	$4,522
Average rent PSF	$9.84	$11.15	$19.90	$18.78
Average rent PSF prior to renewals	$9.46	$10.50	$18.38	$17.41
Percentage increase in average rent PSF	4.0%	6.1%	8.3%	7.6%
Average cost PSF of executing renewals and options	$2.28	$3.04	$4.32	$5.05
Number of comparable leases	110	80	101	75
Comparable rent spread	2.7%	6.4%	11.0%	6.7%
Weighted average lease term (in years)	4.5	4.7	4.0	5.1
Portfolio retention rate(7)	88.7%	89.5%	74.8%	77.4%

(1)	Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.

(2)	We consider an inline deal to be a lease for less than 10,000 square feet of GLA.

(3)	Leasing activity in 2018 does not include activity for the REIT II properties, as they were acquired in the Merger on November 16, 2018.

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

(6)	The comparable rent spread compares the percentage increase (or decrease) of new or renewal leases (excluding options) to the expiring lease of a unit that was occupied within the past 12 months.

(7)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

Below is a summary of leasing activity for our wholly-owned properties for the nine months ended September 30, 2019 and 2018(1):

	Total Deals		Inline Deals
	2019	2018	2019	2018
New leases:
Number of leases	305	168	294	161
Square footage (in thousands)	1,086	508	755	371
First-year base rental revenue (in thousands)	$15,980	$7,487	$12,779	$6,372
Average rent PSF	$14.71	$14.75	$16.93	$17.16
Average cost PSF of executing new leases	$23.64	$26.47	$25.93	$24.87
Number of comparable leases	106	51	102	49
Comparable rent spread	13.9%	16.7%	11.2%	11.3%
Weighted average lease term (in years)	7.6	7.2	6.7	6.9
Renewals and options:
Number of leases	470	366	426	329
Square footage (in thousands)	2,457	1,967	906	730
First-year base rental revenue (in thousands)	$30,490	$24,111	$19,268	$13,546
Average rent PSF	$12.41	$12.26	$21.26	$18.55
Average rent PSF prior to renewals	$11.55	$11.40	$19.19	$16.90
Percentage increase in average rent PSF	7.4%	7.4%	10.7%	9.6%
Average cost PSF of executing renewals and options	$2.64	$2.87	$4.57	$4.36
Number of comparable leases	362	265	345	252
Comparable rent spread	8.4%	8.4%	12.0%	9.9%
Weighted average lease term (in years)	4.7	4.8	4.4	4.9
Portfolio retention rate	86.6%	90.1%	77.3%	78.9%

(1)	See the footnotes to the summary of leasing activity table for the three months ended September 30, 2019, for more detail regarding certain items throughout this table.

Non-GAAP Measures
Pro Forma Same-Center Net Operating Income (“NOI”)—Same-Center NOI represents the NOI for the properties that were owned and operational for the entire portion of both comparable reporting periods. For purposes of evaluating Same-Center NOI on a comparative basis, we are presenting Pro Forma Same-Center NOI, which is Same-Center NOI on a pro forma basis as if the Merger had occurred on January 1, 2018. This perspective allows us to evaluate Same-Center NOI growth over a comparable period. As of September 30, 2019, we had 287 same-center properties, including 85 same-center properties acquired in the Merger. Pro Forma Same-Center NOI is not necessarily indicative of what actual Same-Center NOI growth would have been if the Merger had occurred on January 1, 2018, nor does it purport to represent Same-Center NOI growth for future periods.
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

The table below compares Pro Forma Same-Center NOI (dollars in thousands):

	Three Months Ended		Favorable		Nine Months Ended		Favorable
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
	2019	2018(1)	$ Change	% Change	2019	2018(1)	$ Change	% Change
Revenues:
Rental income(2)	$91,015	$91,018	$(3)		$273,721	$272,122	$1,599
Tenant recovery income	32,764	32,465	299		90,623	93,571	(2,948)
Other property income	522	342	180		1,594	1,529	65
Total revenues	124,301	123,825	476	0.4%	365,938	367,222	(1,284)	(0.3)%
Operating expenses:
Property operating expenses	17,472	18,989	1,517		52,691	57,043	4,352
Real estate taxes	17,488	17,998	510		51,445	54,624	3,179
Total operating expenses	34,960	36,987	2,027	5.5%	104,136	111,667	7,531	6.7%
Total Pro Forma Same-Center NOI	$89,341	$86,838	$2,503	2.9%	$261,802	$255,555	$6,247	2.4%

(1)
Adjusted for the same-center operating results of the Merger prior to the transaction for these periods. For additional information and details about the operating results of the Merger included herein, refer to the REIT II Same-Center NOI table below.

(2)
Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income. In accordance with ASC 842, revenue amounts deemed uncollectible are included in rental income for 2019 and property operating expense in 2018. Additionally, in accordance with ASC 842, real estate tax payments made by tenants directly to third parties are no longer recognized as recoverable revenue or expense in 2019.

Pro Forma Same-Center Net Operating Income Reconciliation—Below is a reconciliation of Net Loss to NOI for our real estate investments and Pro Forma Same-Center NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(29,727)	$(16,267)	$(77,687)	$(32,180)
Adjusted to exclude:
Fees and management income	(2,766)	(8,974)	(9,078)	(26,823)
Straight-line rental income	(2,573)	(1,090)	(7,105)	(3,579)
Net amortization of above- and below-market leases	(1,042)	(977)	(3,266)	(2,967)
Lease buyout income	(632)	(49)	(1,088)	(115)
General and administrative expenses	11,537	13,579	38,287	37,490
Depreciation and amortization	58,477	45,692	179,020	138,504
Impairment of real estate assets	35,710	16,757	74,626	27,696
Interest expense, net	25,309	17,336	76,151	51,166
Gain on disposal of property, net	(5,048)	(4,571)	(10,903)	(5,556)
Other impairment charges	—	—	9,661	—
Other	(1,561)	139	(8,185)	1,238
Property management expense allocations to third-party assets under management	4,728	5,432	11,453	13,223
NOI for real estate investments	92,412	67,007	271,886	198,097
Less: NOI from centers excluded from same-center	(3,071)	(9,131)	(10,084)	(28,031)
NOI from same-center properties acquired in the Merger, prior to acquisition	—	28,962	—	85,489
Total Pro Forma Same-Center NOI	$89,341	$86,838	$261,802	$255,555

Pro Forma Same-Center Properties—Below is a breakdown of our property count, including same-center properties by origin as well as non-same-center properties:

Nine Months Ended
September 30, 2019
Same-center properties owned since January 1, 2018	202
Same-center properties acquired in the Merger	85
Properties acquired after January 1, 2018	7
Total properties	294
REIT II Same-Center Net Operating Income—NOI from the REIT II properties acquired in the Merger, prior to acquisition, was obtained from the accounting records of REIT II without adjustment. The accounting records were subject to internal review by us. The table below provides Same-Center NOI detail for the non-ownership period of REIT II (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Revenues:
Rental income(1)	$30,873	$92,177
Tenant recovery income	11,942	34,764
Other property income	122	565
Total revenues	42,937	127,506
Operating expenses:
Property operating expenses	6,951	21,227
Real estate taxes	7,024	20,790
Total operating expenses	13,975	42,017
Total Same-Center NOI	$28,962	$85,489

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.

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

The following table presents our calculation of FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and MFFO and provides additional information related to our operations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Calculation of FFO Attributable to Stockholders and Convertible Noncontrolling Interests
Net loss	$(29,727)	$(16,267)	$(77,687)	$(32,180)
Adjustments:
Depreciation and amortization of real estate assets	57,331	42,227	174,501	127,367
Impairment of real estate assets	35,710	16,757	74,626	27,696
Gain on disposal of property, net	(5,048)	(4,571)	(10,903)	(5,556)
Adjustments related to unconsolidated joint ventures	(1,814)	—	292	—
FFO attributable to the Company	56,452	38,146	160,829	117,327
Adjustments attributable to noncontrolling interests not convertible into common stock	(43)	(141)	(274)	(269)
FFO attributable to stockholders and convertible noncontrolling interests	$56,409	$38,005	$160,555	$117,058
Calculation of MFFO
FFO attributable to stockholders and convertible noncontrolling interests	$56,409	$38,005	$160,555	$117,058
Adjustments:
Net amortization of above- and below-market leases	(1,042)	(977)	(3,266)	(2,967)
Depreciation and amortization of corporate assets	1,146	3,465	4,519	11,137
Straight-line rent	(2,568)	(1,073)	(7,024)	(3,544)
Amortization of debt and derivative adjustments	1,525	(255)	6,007	(992)
Change in fair value of earn-out liability	—	—	(7,500)	1,500
Other impairment charges	—	—	9,661	—
Adjustments related to unconsolidated joint ventures	1,181	—	1,878	—
Other	277	255	553	361
MFFO	$56,928	$39,420	$165,383	$122,553

FFO Attributable to Stockholders and Convertible Noncontrolling Interests/MFFO per share
Weighted-average common shares outstanding - diluted(1)	326,983	228,356	326,429	229,266
FFO attributable to stockholders and convertible noncontrolling interests per share - diluted(1)	$0.17	$0.17	$0.49	$0.51
MFFO per share - diluted(1)	$0.17	$0.17	$0.51	$0.53

(1)
Restricted stock awards were dilutive to FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO for the three and nine months ended September 30, 2019 and 2018, and, accordingly, their impact was included in the weighted-average common shares used to calculate diluted FFO Attributable to Stockholders and Convertible Noncontrolling Interests and MFFO per share.

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	cash distributions to stockholders;

•	capital expenditures and leasing costs;

•	investments in real estate;

•	redevelopment and repositioning projects;

•	repurchases of common stock; and

•	principal and interest payments on our outstanding indebtedness.

We expect our primary sources of liquidity to be:

•	operating cash flows;

•	proceeds received from the disposition of properties;

•	reinvested distributions;

•	proceeds from debt financings, including borrowings under our unsecured credit facility;

•	distributions received from joint ventures; and

•	available, unrestricted cash and cash equivalents.
We believe our sources of cash will provide adequate liquidity to fund our obligations.
Debt—The following table summarizes information about our debt as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Total debt obligations, gross(1)	$2,440,954	$2,461,438
Weighted average interest rate	3.5%	3.5%
Weighted average maturity	4.3	4.9

Revolving credit facility capacity	$500,000	$500,000
Revolving credit facility availability(2)	491,423	426,182
Revolving credit facility maturity(3)	October 2021	October 2021

(1)	Excludes assumed market debt adjustments and deferred financing expenses.

(2)	Net of outstanding letters of credit.

(3)	The revolving credit facility has additional options to extend the maturity to October 2022.
Our debt is subject to certain covenants, and, as of September 30, 2019, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of September 30, 2019, allow us access to future borrowings as needed. In connection with our initiative to recycle capital, funds received from the disposition of properties were in part used to delever our balance sheet during the nine months ended September 30, 2019.
The following table presents our calculation of net debt to total enterprise value, inclusive of our prorated portion of net debt owned through our joint ventures as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Net debt:
Total debt, excluding below-market adjustments and deferred financing expenses	$2,495,852	$2,522,432
Less: Cash and cash equivalents	33,457	18,186
Total net debt	$2,462,395	$2,504,246
Enterprise value:
Total net debt	$2,462,395	$2,504,246
Total equity value(1)	3,625,526	3,583,029
Total enterprise value	$6,087,921	$6,087,275

Net debt to total enterprise value	40.4%	41.1%

(1)
Total equity value is calculated as the product of the number of diluted shares outstanding and the estimated net asset value per share at the end of the period. There were 326.6 million and 324.6 million diluted shares outstanding as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, we had cash and cash equivalents and restricted cash of $86.1 million, a net increase of $1.8 million during the nine months ended September 30, 2019.
Below is a summary of our cash flow activity (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$175,882	$122,036	$53,846	44.1%
Net cash used in investing activities	(9,302)	(16,255)	6,953	(42.8)%
Net cash used in financing activities	(164,818)	(99,287)	(65,531)	66.0%

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

•
Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $9.1 million for the nine months ended September 30, 2019, a decrease of $17.7 million as compared to the same period in 2018, primarily due to fee and management income no longer received from the properties acquired in the Merger with REIT II, offset by increased fee and management income as a result of our joint ventures.

•
Cash paid for interest—During the nine months ended September 30, 2019, we paid $66.8 million for interest, an increase of $17.7 million over the same period in 2018. This increase was largely due to $464.5 million of debt assumed and new debt entered into in connection with the Merger with REIT II.

•
Working capital—During the nine months ended September 30, 2019, the increase in cash from working capital was primarily driven by a reduction in receivables partially offset by an increase in prepaid expenses and corporate assets.

Investing Activities—Our net cash used in investing activities was primarily impacted by the following:

•
Real estate acquisitions and dispositions—During the nine months ended September 30, 2019, we acquired one property and one outparcel for a total cash outlay of $49.9 million, as compared to the acquisition of two properties and one outparcel during the same period in 2018 for a total cash outlay of $31.3 million. During the nine months ended September 30, 2019, we disposed of ten properties for a net cash inflow of $86.2 million, as compared to five property dispositions for a net cash inflow of $44.3 million during the same period in 2018.

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the nine months ended September 30, 2019, we paid $48.1 million for capital expenditures, an increase of $18.7 million over the same period in 2018, primarily driven by our investment in value-added redevelopment and new development in our existing centers as well as other building improvements due to our larger portfolio. Additionally, tenant improvements have increased due to higher leasing activity for a larger portfolio.

Financing Activities—Net cash used in financing activities was primarily impacted by the following:

•
Debt borrowings and payments—Cash from financing activities is primarily affected by inflows from borrowings and outflows from payments on debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. During the nine months ended September 30, 2019, we paid $21.3 million, net of cash from the disposition of properties.

•
Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $30.6 million for the nine months ended September 30, 2019, as compared to the same period in 2018 primarily due to the increase in common stockholders as a result of the Merger.

•
Share repurchases—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations (see Note 11). Cash outflows for share repurchases decreased by $20.1 million for the nine months ended September 30, 2019.

Distributions—Activity related to distributions to our common stockholders and OP unit holders for the nine months ended September 30, 2019 and 2018, was as follows (in thousands):

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
At times, we may need to borrow funds to pay distributions, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate. For the nine months ended September 30, 2019, we paid gross distributions to our common stockholders of $164.4 million, including distributions reinvested through the dividend reinvestment plan (“DRIP”) of $51.3 million. For the nine months ended September 30, 2019, our net cash provided by operating activities was $175.9 million, which represents a surplus of $11.5 million, or 7.0%, of our distributions paid, while our funds from operations (“FFO”) Attributable to Stockholders and Convertible Noncontrolling Interests were $160.6 million, which represents a shortfall of $3.8 million, or 2.3%, of the distributions paid. The shortfall was funded by cash flows from operations. For the nine months ended September 30, 2018, we paid distributions of $115.2 million, including distributions reinvested through the DRIP of $32.7 million. For the nine months ended September 30, 2018, our net cash provided by operating activities was $122.0 million, which represents a surplus of $6.8 million, or 5.9%, of our distributions paid, while our FFO was $117.1 million, which represents a surplus of $1.9 million, or 1.6% of our distributions paid.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the three months ended September 30, 2019, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Redeemed	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2019	1,223	$11.10	1,223	(4)
August 2019	222	11.10	185	(4)
September 2019(3)	215	10.11	215	(4)

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

(3)
On August 7, 2019, the Board amended the SRP, adopting the Third Amended and Restated Share Repurchase Program (the “Third Amended SRP”). Under the Third Amended SRP, the repurchase price per share will be equal to the lesser of $10.00 or our most recent EVPS. The Third Amended SRP became effective 30 days after the filing of our Quarterly Report on Form 10-Q filed on August 12, 2019.

(4)
We currently limit the dollar value and number of shares that may yet be repurchased under the SRP, as described in Part II Item 5 of our Annual Report on Form 10-K filed March 13, 2019. In addition, in August 2019, the SRP was suspended with respect to standard share repurchases, but we will continue to fulfill repurchases sought upon a stockholder's death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the Third Amended SRP.

ITEM 5. OTHER INFORMATION
Dividend Reinvestment Plan
Effective October 31, 2019, the Board amended the dividend reinvestment plan, adopting the Third Amended and Restated Dividend Reinvestment Plan, which increased the number of shares the Company may issue under the plan. The full text of the Third Amended and Restated Dividend Reinvestment Plan is included hereto as Exhibit 4.1 and incorporated by reference herein.
ITEM 6. EXHIBITS

Ex.	Description
4.1	Third Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed October 31, 2019)
10.1
Second Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the Lenders and Capital One, National Association, as administrative agent, dated September 25, 2019*

10.2
Second Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the Lenders and KeyBank National Association, as administrative agent, dated October 4, 2019*

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
101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: November 7, 2019	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ John P. Caulfield
John P. Caulfield
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)