Form 10-K
period 2019-12-31
Phillips Edison & Company, Inc.
filed 2020-03-12
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-54691

PHILLIPS EDISON & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-1106076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11501 Northlake Drive Cincinnati, Ohio	45249
(Address of principal executive offices)	(Zip Code)
(513) 554-1110
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑

There is no established public market for the Registrant’s shares of common stock. On May 8, 2019, the Board of Directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.10 based substantially on the estimated market value of its portfolio of real estate properties as of March 31, 2019. Prior to May 8, 2019, the estimated value per share was $11.05. For a full description of the methodologies used to establish the estimated value per share, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information, of this Form 10-K. As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, there were approximately 283.1 million shares of common stock held by non-affiliates.
As of March 2, 2020, there were approximately 290.3 million outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement for its 2020 annual meeting of stockholders, which will be filed with the SEC by April 30, 2020, are incorporated by reference into Part III of this Report.

PHILLIPS EDISON & COMPANY, INC.
FORM 10-K

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “perceived,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “future,” “should,” “could,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). Such statements include, in particular, statements about our plans, strategies, and prospects, and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks include, without limitation, (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) changes in interest rates and the availability of permanent mortgage financing; (v) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vi) the financial stability of tenants, including the ability of tenants to pay rent; (vii) changes in tax, real estate, environmental, and zoning laws; (viii) the concentration of our portfolio in a limited number of industries, geographies, or investments; and (ix) any of the other risks included in this Annual Report on Form 10-K, including those set forth in Part I, Item 1A. Risk Factors. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-K.

w PART I
ITEM 1. BUSINESS
All references to “Notes” throughout this Annual Report on Form 10-K refer to the footnotes to the consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.
Overview
Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) is an internally-managed real estate investment trust (“REIT”) that is one of the nation’s largest owners and operators of grocery-anchored shopping centers. Additionally, we operate an investment management business providing property management and advisory services to third-party owned grocery-anchored real estate. Our portfolio primarily consists of well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of national, regional, and local retailers providing internet-resistant, necessity-based goods and services in strong demographic markets throughout the United States.
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
On October 31, 2019, we completed a merger with Phillips Edison Grocery Center REIT III, Inc. (“REIT III”), a public non-traded REIT that was advised and managed by us, in a transaction valued at approximately $71 million. This resulted in the acquisition of three properties, as well as a 10% equity interest in Grocery Retail Partners II LLC (“GRP II”), a joint venture with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) that owns three properties; see Note 6 for more detail.
In November 2018, we completed a merger (the “Merger”) with Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), a public non-traded REIT that was advised and managed by us (see Note 4). In the same month, we also contributed or sold 17 properties in the formation of Grocery Retail Partners I LLC (“GRP I” or the “GRP I joint venture”), a joint venture with Northwestern Mutual; see Note 8 for more detail.
In October 2017, we completed a transaction to acquire certain real estate assets and the third-party investment management business of Phillips Edison Limited Partnership (“PELP”) in exchange for stock and cash (the “PELP transaction”); see Note 5 for more detail.

As of December 31, 2019, we wholly-owned 287 real estate properties. Additionally, we owned a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture that owned eight properties; a 15% interest in GRP I, which owned 17 properties; and a 10% interest in GRP II, which owned three properties. In total, our managed portfolio of wholly-owned properties and those owned through our joint ventures comprises approximately 35.3 million square feet located in 31 states.
Business Objectives and Strategies
Our business objective is to own, operate, and manage well-occupied, grocery-anchored shopping centers to generate cash flows, income growth, and capital appreciation in order to create value for, and continue paying distributions to, our stockholders. We seek to achieve this objective through our focus on core operations; strategic growth and portfolio management; and responsible balance sheet management. Altogether, our goal is to provide great grocery-anchored shopping experiences and improve our communities one center at a time.
Focus on Core Operations—We believe our focus on our operating fundamentals will continue to provide stability and ultimately generate growth in our portfolio and optimize returns for our stockholders.

•
Property Management Services—We add value by overseeing all aspects of operations at our properties. Our property managers maintain a local presence in order to effectively manage costs while maintaining a pleasant, clean, and safe environment where retailers can be successful and customers can enjoy a great shopping experience. We utilize our effective accounting, billing, and tax review platform to facilitate our daily operations.

•
Leasing—Our national footprint of experienced leasing professionals is dedicated to (i) creating the optimal merchandising mix at our centers, (ii) increasing occupancy at our centers, (iii) maximizing rental income through capitalizing on below-market rent opportunities by means of increasing rents as leases expire, and (iv) executing leases with contractual rent increases.

Strategic Growth and Portfolio Management—Our goal is to identify growth opportunities within our existing portfolio of properties as well through the use of our existing management resources and knowledge.

•
Development and Redevelopment—Our team of seasoned professionals identifies opportunities to unlock additional value at our properties through investments in our development and redevelopment program. Our strategies include outparcel development, footprint reconfiguration, anchor repositioning, and anchor expansion, among others. We expect these opportunities to increase the overall yield and value of our properties, which will allow us to generate higher returns for our stockholders while creating great grocery-anchored shopping center experiences.

•
Investment Management—Our investment management business provides comprehensive real estate, asset management, and accounting and support services to third-party funds. Seeding joint venture portfolios is a desirable alternative to disposing of individual properties as we retain ownership interests while simultaneously increasing our high-margin fee revenue earned by providing management services to those properties. Our investment management business will expand our platform and relationships while preserving our balance sheet and will afford us the opportunity to consider acquisitions in the future similar to what we have done historically.
Responsible Balance Sheet Management—Our strategy is to improve and monitor our leverage ratios and debt maturities and dispose of certain shopping centers in order to maximize our potential future valuation in the public equity markets. We believe this is a critical part of maintaining access to multiple forms of capital, including common stock, unsecured debt, bank debt, and mortgage debt, to maximize availability and minimize our overall cost of capital.

•
Reducing Leverage—We are actively using capital raised through our disposition program and the seeding of joint ventures to lower our debt profile. We believe this will strengthen our balance sheet and provide capacity for future investment opportunities. We strive to maintain an appropriately staggered debt maturity profile, which will position us well for long-term growth.

•
Disposition Program—We are actively evaluating our portfolio for opportunities to dispose of assets that no longer meet our growth and investment objectives due to stabilization or perceived future risk. These dispositions provide us with capital to fund acquisitions, fund redevelopment opportunities at owned properties, and reduce our leverage.

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
Segment Data
Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish our principal business or group our operations by geography or size for purposes of measuring performance. Accordingly, we have presented our results as a single reportable segment.
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
Corporate Headquarters and Employees
Our corporate headquarters, located at 11501 Northlake Drive, Cincinnati, Ohio 45249, is where we conduct a majority of our management, leasing, construction, and investment activities, as well as administrative functions such as accounting and finance. As of December 31, 2019, we had approximately 300 employees.
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
We make available, free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports on our website, www.phillipsedison.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference.

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
Risks Related to Our Structure and an Investment in Us
Because no public trading market for our shares currently exists and our share repurchase program is limited, it is difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it may be at a discount to the public offering price at which stockholders originally purchased the shares.
There is no public trading market for our shares of common stock. Until our shares of common stock are listed on a stock exchange, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards.
Under the share repurchase program (“SRP”), any shares repurchased will be at the lesser of $10.00 per share or our most recent estimated value per share (“EVPS”). Currently, standard repurchases under the SRP are suspended and repurchases are limited to those upon a stockholder’s qualifying death, disability, or determination of incompetence. In addition, we may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under the SRP, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations, or because we have determined that paying off our debt or investing in real property or other illiquid investments or other items is a better use of our capital than repurchasing our shares. In addition, the amount of shares repurchased in any calendar year is limited to no more than 5% of the weighted average number of shares outstanding during the prior calendar year, and the cash available for repurchases at any particular date is generally limited to the proceeds from the DRIP during the period consisting of the preceding four fiscal quarters, less any cash already used for redemptions since the start of that same period; however, subject to the limitations described above on the number of shares repurchased, we may use other sources of cash at the discretion of the Board. Further, the Board may modify, suspend, or terminate the SRP at any time upon 30 days’ notice. If the full amount of all shares of our common stock requested to be repurchased on a particular date are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased, except that (1) we will repurchase all shares of a stockholder who would hold less than half of the minimum purchase requirement as described in the most recently effective registration statement and (2) if stockholder would, after a pro rata repurchase, hold more than half but less than all of the minimum repurchase requirement, we would not repurchase any shares that would reduce his or her ownership below the minimum purchase requirement. In addition, because we are not required to authorize the recommencement of a suspension of the SRP, including the currently suspended standard repurchases, within any specified period of time, we may effectively terminate the SRP, or a portion of it, by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.
Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it may be at a discount to the EVPS and to the public offering price at which the stockholder originally purchased the shares. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
The EVPS of our common stock is based on a number of assumptions that may not be accurate or complete and is also subject to a number of limitations.
Effective May 8, 2019, the Board approved an EVPS of our common stock of $11.10 based substantially on the estimated “as is” market value of our portfolio of real estate properties in various geographic locations in the United States and the estimated value of in-place contracts of our third-party asset management business as of March 31, 2019. Our EVPS is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different EVPS, and this difference could be significant. The EVPS is not audited and does not represent a determination of the fair value of our assets or liabilities based on accounting principles generally accepted in the United States (“GAAP”), nor does it represent a liquidation value of our assets and liabilities, the price a third party would pay to acquire us, the price at which our shares of common stock would trade in secondary markets, or the amount at which our shares of common stock would trade on a national securities exchange.
Accordingly, we can give no assurance that:

•	our shares would trade at or near the EVPS if listed on a national securities exchange;

•	a stockholder would be able to resell his or her shares at the EVPS;

•	a stockholder would ultimately realize distributions per share equal to the EVPS upon a liquidation of our assets and settlement of our liabilities;

•	a stockholder would receive an amount per share equal to the EVPS upon a sale of the Company;

•	a third party would offer the EVPS in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our EVPS; or

•
the methodologies used to calculate our EVPS would be acceptable to the Financial Industry Regulatory Authority (“FINRA”) for use on customer account statements or that the EVPS will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”).

Furthermore, we have not made any adjustments to the valuation of our EVPS for the impact of other transactions occurring subsequent to May 8, 2019, including, but not limited to, (i) acquisitions or dispositions of assets; (ii) the issuance of common stock under the dividend reinvestment plan (“DRIP”); (iii) net operating income (“NOI”) earned and dividends declared (see Item 7 of this 10-K for the calculation of NOI); (iv) the repurchase of shares; and (v) changes in leases, tenancy, or other business or operational changes. The value of our shares of common stock will fluctuate over time in response to developments related to individual real estate assets, the management of those assets, and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares of common stock. The EVPS also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, or the impact of restrictions on the assumption of debt. Accordingly, the EVPS may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
Accordingly, investors should not rely on the EVPS in making a decision to buy or sell shares of our common stock.
The actual value of shares that we repurchase under the SRP may be substantially less than the price we pay.
Under the SRP, we repurchase eligible shares at the lesser of $10.00 per share or the most recent EVPS. This price we pay is likely to differ from the price at which a stockholder could resell his or her shares or the price at which our shares would trade if listed on a national securities exchange. Thus, when we repurchase shares of our common stock, the repurchase may be dilutive to our remaining stockholders.
If we do not successfully implement a liquidity transaction, stockholders may have to hold their investment for an indefinite period.
There currently is no public trading market for shares of our common stock, and our charter does not contain a requirement to effect a liquidity event by a specific date. In the future, our Board may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) the listing of shares of common stock on a national securities exchange; (2) the sale of all or substantially all of our assets; (3) a sale or merger that would provide stockholders with cash and/or securities of a publicly traded company; or (4) the dissolution of the Company. However, there can be no assurance that we will cause a liquidity event to occur. If we do not pursue a liquidity transaction, shares of our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to easily convert their investment to cash and could suffer losses on their investments.
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
At times, we may need to borrow funds to pay distributions, which could increase the costs to operate our business. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate. For the year ended December 31, 2019, we paid gross distributions to our common stockholders and noncontrolling interests of $220.2 million, including distributions reinvested through the DRIP of $67.4 million. For the year ended December 31, 2019, our net cash provided by operating activities was $226.9 million, which represents a surplus of $6.7 million, or 3.1%, of our distributions paid, while our funds from operations (“FFO”) Attributable to Stockholders and Convertible Noncontrolling Interests were $217.0 million, which represents a shortfall of $3.2 million, or 1.5%, of the distributions paid. The shortfall was funded by cash flows from operations. For the year ended December 31, 2018, we paid distributions of $153.4 million, including distributions reinvested through the DRIP of $44.1 million. For the year ended December 31, 2018, our net cash provided by operating activities was $153.3 million, which represents a shortfall of $0.1 million, or 0.1%, of our distributions paid, while our FFO Attributable to Stockholders and Convertible Noncontrolling Interests was $156.2 million, which represents a surplus of $2.8 million, or 1.8% of our distributions paid.
We cannot assure stockholders that we will be able to continue paying distributions at the rate currently paid.
We expect to continue our current distribution practices. Stockholders, however, may not receive distributions equivalent to those previously paid by us for various reasons, including the following:

•
we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, operating cash flows, or financial position, or as a result of unknown or unforeseen liabilities incurred in connection with the PELP transaction, the Merger with REIT II, or the merger with REIT III;

•
decisions on whether, when, and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Board, which reserves the right to change our distribution practices at any time and for any reason;

•	our Board may elect to retain cash to maintain or improve our credit ratings; and

•
the amount of distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, state regulators, and/or the terms of any current or future indebtedness that these subsidiaries may incur.

Stockholders have no contractual or other legal right to distributions that have not been authorized by the Board and declared by the Company.

We are highly dependent on key personnel, and the loss of key personnel or inability to attract and retain personnel could adversely affect our business.
We are highly dependent on the leadership and performance of our senior management and other key personnel. Our future success is dependent, in part, on our ability to attract, retain and motivate qualified senior management and other key personnel. Competition for these individuals is intense and we cannot be assured that we will retain all of our senior management members or other key personnel or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any one or more of these persons may have a material adverse effect on our business and operating results.
We have agreed to nominate Mr. Edison to our Board for each annual meeting through 2027 and for Mr. Edison to continue serving as Chairman of the Board through 2020.
As part of the PELP transaction, we agreed to nominate Jeffrey S. Edison to the Board for each annual meeting through 2027, subject to certain terminating events. In addition, our bylaws provide that Mr. Edison will continue to serve as Chairman of the Board until October 7, 2020, subject to certain terminating events, including the listing of our common stock on a national securities exchange. As a result, it is possible that Mr. Edison may continue to be nominated as a director and serve as Chairman of the Board in circumstances when the independent directors would not otherwise have nominated or elected him.
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, which may prevent or delay a change of control transaction that might involve a premium price for our shares of common stock.
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, including granting them the right to consent to a change of control transaction. Furthermore, Mr. Edison currently has voting control over approximately 51.5% of the Operating Partnership’s limited partnership units (exclusive of those owned by us) and therefore could have a significant influence over votes on change of control transactions.
We may be liable for potentially large, unanticipated costs arising from our acquisition of companies contributed or transferred in the PELP transaction, the Merger, and the merger with REIT III.
Prior to completing the PELP transaction, the Merger, and the merger with REIT III, we performed certain due diligence reviews of the business of PELP, REIT II, and REIT III. Our due diligence review may not have adequately uncovered all of the contingent or undisclosed liabilities we may incur as a consequence of the PELP transaction, the Merger, or the merger with REIT III. Any such liabilities could cause us to experience potentially significant losses, which could materially adversely affect our business, results of operations and financial condition.
In addition, we have agreed to honor and fulfill, following the closing, the rights to indemnification and exculpation from liabilities for acts or omissions occurring at or prior to the closing of each of the PELP transaction, the Merger, and the merger with REIT III in existence at closing in favor of a manager, director, officer, trustee, agent or fiduciary of any company contributed or transferred under the PELP transaction, the Merger, or the merger with REIT III or their respective subsidiaries contained in (1) the organizational documents of such company or subsidiary and (2) all existing indemnification agreements of such companies and their subsidiaries. For six years after the closing, we may not amend, modify or repeal the organizational documents of companies contributed under the PELP transaction, the Merger, or the merger with REIT III and their respective subsidiaries in any way that would adversely affect such rights. We may incur substantial costs to address such claims and are limited in our ability to modify such indemnification obligations.
The tax protection agreement, during its term, could limit the Operating Partnership’s ability to sell or otherwise dispose of certain properties and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
We and the Operating Partnership entered into a tax protection agreement at the closing of the PELP transaction, pursuant to which if the Operating Partnership (1) sells, exchanges, transfers, conveys or otherwise disposes of certain properties in a taxable transaction for a period of ten years commencing on the closing, or (2) fails, prior to the expiration of such period, to maintain minimum levels of indebtedness that would be allocable to each protected partner for tax purposes or, alternatively, fails to offer such protected partners the opportunity to guarantee specific types of the Operating Partnership’s indebtedness in order to enable such partners to continue to defer certain tax liabilities, the Operating Partnership will indemnify each affected protected partner against certain resulting tax liabilities. Therefore, although it may be in the stockholders’ best interest for us to cause the Operating Partnership to sell, exchange, transfer, convey or otherwise dispose of one of these properties, it may be economically prohibitive for us to do so during the ten year protection period because of these indemnity obligations. Moreover, these obligations may require us to cause the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business. As a result, the tax protection agreement will, during its term, restrict our ability to take actions or make decisions that otherwise would be in our best interests.
If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account) fails to meet the fiduciary and other standards under ERISA or the IRC as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (“IRC”) (such as an individual retirement account or “IRA”) that are investing in shares of our common stock. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

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
If stockholders established an IRA or other retirement plan through which they invested in our shares, federal law may require them to withdraw required minimum distributions (“RMDs”) from such plan in the future. Our SRP limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or disability) that can be made in a given year. As a result, they may not be able to have their shares repurchased at a time in which they need liquidity to satisfy the RMD requirements under their IRA or other retirement plan. Even if they are able to have their shares repurchased, the applicable share repurchase price is the lower of $10.00 per share or the EVPS of our common stock as determined by our Board, and this value is expected to fluctuate over time. As such, a repurchase may be at a price that is less than the price at which the shares were initially purchased. If stockholders fail to withdraw RMDs from their IRA or other retirement plan, they may be subject to certain tax penalties.
Risks Related to the Retail Industry
The continued shift in retail sales towards e-commerce may adversely affect our revenues and cash flows.
Retailers are increasingly affected by e-commerce and changes in customer buying habits, including the delivery or curbside pick-up of items ordered online. Retailers are considering these e-commerce trends when making decisions regarding their brick and mortar stores and how they will compete and innovate in a rapidly changing e-commerce environment. Many retailers in our shopping centers provide services or sell goods that are unable to be performed online (such as haircuts, massages, and fitness centers) or that have historically been less likely to be purchased online (such as grocery stores, restaurants, and coffee shops); however, the continuing increase in e-commerce sales in all retail categories (including online orders for immediate delivery or pickup in store) may cause retailers to adjust the size or number of retail locations in the future or close stores. Our grocer tenants are incorporating e-commerce concepts through home delivery or curbside pickup, which could reduce foot traffic at our centers. This shift may adversely affect our occupancy and rental rates, which would affect our revenues and cash flows. Changes in shopping trends as a result of the growth in e-commerce may also affect the profitability of retailers that do not adapt to changes in market conditions. These conditions may adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions. While we devote considerable effort and resources to analyze and respond to tenant trends, tenant and consumer preferences, and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like, or how much revenue will be generated at traditional brick and mortar locations. If we are unable to anticipate and respond promptly to trends in the market (such as space for a drive through or curbside pickup), our occupancy levels and rental rates may decline.
Our business is dependent on perceptions by retailers and shoppers as to the safety, convenience, and attractiveness of our shopping centers.
We are dependent on perceptions by retailers or shoppers as to the safety, convenience, and attractiveness of our shopping centers. Such perceptions may be affected by any number of factors within our control (including property maintenance, landscaping, and lighting) as well as those outside of our control (including negative publicity about crime in the area or public road work). If retailers and shoppers perceive competing shopping centers and other retailing options to be safer, more convenient, or of a higher quality, our revenues may be adversely affected.
Changing economic and retail market conditions in geographic areas where our shopping centers are concentrated may reduce our revenues and cash flows.
Economic conditions in markets where our shopping centers are concentrated can greatly influence our financial performance. During the year ended December 31, 2019, our properties in Florida and California accounted for 12.3% and 10.3%, respectively, of our Annualized Base Rent (“ABR”). Our revenues and cash flows may be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space or retail shopping trends, deteriorate more significantly in Florida or California compared to other geographic areas.
Actual or threatened epidemics, pandemics, outbreaks, or other public health crises may adversely affect our tenants’ financial condition and the profitability of our properties.
Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of novel coronavirus (COVID-19). The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause employees or customers to avoid our properties, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could adversely impact tenants’ sales and/or cause the temporary closure of our tenants’ businesses, complete or partial closure of one or more of our tenants’ distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers, and/or delays in the delivery of our tenants’ inventory, all of which could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Real Estate Investments and Operations
Adverse economic, regulatory, market, and real estate conditions may adversely affect our financial condition, operating results, and cash flows.
Our portfolio is predominantly comprised of neighborhood grocery-anchored shopping centers. Therefore, our performance is subject to risks associated with owning and operating these types of real estate assets, including, but not limited to: (1) changes in national, regional, and local economic climates or demographics; (2) competition from other available properties and e-commerce, and the attractiveness of our properties to our tenants; (3) increased competition for real estate assets targeted by our investment strategies; (4) adverse local conditions, such as oversupply or reduction in demand for similar properties in an area and changes in real estate zoning laws that may reduce the desirability of real estate in an area; (5) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-lease space; (6) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of our tenants, including their ability to pay rent and expense reimbursements; (7) increases in operating costs, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (8) increases in the costs to repair, renovate, and re-lease space; (9) changes in interest rates and the availability of financing, which may render the sale or refinance of a property or loan difficult or unattractive; (10) earthquakes, tornadoes, hurricanes, wildfires, or other natural disasters, civil unrest, terrorist acts, or acts of war, which may result in uninsured or underinsured losses; (11) epidemics, pandemics, or other widespread outbreaks or resulting public fear that disrupt the businesses of our tenants causing them to fail to pay rent on time or at all; and (12) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. These and other factors could adversely affect our financial condition, operating results, and cash flows.
Our real estate assets may decline in value and be subject to significant impairment losses, which may reduce our net income.
Our real estate properties are carried at cost less depreciation unless circumstances indicate that the carrying value of these assets may not be recoverable. We routinely evaluate whether there are any impairment indicators, including property operating performance, property occupancy trends, and actual marketing or listing price of properties being targeted for disposition, such that the value of the real estate properties (including any related tangible or intangible assets or liabilities) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated holding periods, and assumptions regarding the residual value upon disposition, including the estimated exit capitalization rate. These key assumptions are subjective in nature and may differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the holding period of an asset or asset group, which may result in an impairment loss and such loss may be material to our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value.
The fair value of real estate assets is subjective and is determined through the use of comparable sales information and other market data if available. These subjective assessments have a direct effect on our net income because recording an impairment charge results in an immediate negative adjustment to net income, which may be material. During the year ended December 31, 2019, we incurred $87.4 million of impairment charges related to real estate assets currently under contract or actively marketed for sale at a disposition price that was less than the carrying value. We have recorded such impairment charges as we have been selling non-core assets to improve the quality of our portfolio. We are targeting to complete this phase of our disposition program in the first half of 2020, but impairments may occur in the future as we expect core dispositions to continue as we continue to pay off debt to delever our balance sheet. Accordingly, there can be no assurance that we will not record additional impairment charges in the future related to our assets.
Our revenues and cash flows will be affected by the success and economic viability of our anchor tenants.
Anchor tenants (a tenant occupying 10,000 or more square feet) occupy large stores in our shopping centers, pay a significant portion of the total rent at a property, and contribute to the success of other tenants by attracting shoppers to the property. Our revenues and cash flows may be adversely affected by the loss of revenues and additional costs in the event a significant anchor tenant (1) becomes bankrupt or insolvent, (2) experiences a downturn in its business, (3) materially defaults on its lease, (4) decides not to renew its lease as it expires, (5) renews its lease at lower rental rates and/or requires tenant improvements, or (6) renews its lease but reduces its store size, which results in down-time and additional tenant improvement costs to us to re-lease the space. Some anchors have the right to vacate their space and may prevent us from re-tenanting by continuing to comply and pay rent in accordance with their lease agreement. Vacated anchor space, including space owned by the anchor, can reduce rental revenues generated by the shopping center in other spaces because of the loss of the departed anchor's customer drawing power. In the event that we are unable to re-lease the vacated space to a new anchor tenant in such situations, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.
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
A significant percentage of our revenues is derived from non-anchor tenants and our net income and ability to make distributions to stockholders may be adversely affected if these tenants are not successful.
A significant percentage of our revenues is derived from non-anchor tenants. Such tenants may be more vulnerable to negative economic conditions as they have more limited resources than anchor tenants. A property may incur vacancies either by the expiration of a tenant lease, the continued default of a tenant under its lease, or the early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In order to maintain tenants, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. If we are unable to attract the right type or mix of non-anchor tenants into our shopping centers, our revenues and cash flows may be adversely affected. In addition, if we are unable to attract additional or replacement tenants, the resale value of the property could be diminished, even below our cost to acquire the property, because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investments.
We face considerable competition in the leasing market and may be unable to renew leases or re-lease space as leases expire. Consequently, we may be required to make rent or other concessions and/or incur significant capital expenditures to retain and attract tenants, which could adversely affect our financial condition, operating results, and cash flows.
There are numerous shopping venues, including other shopping centers and e-commerce, that compete with our portfolio in attracting and retaining retailers. This competition may hinder our ability to attract and retain tenants, leading to increased vacancy rates, reduced rents, and/or increased capital investments. For leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, we may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments. In these situations, our financial condition, operating results, and cash flows could be adversely affected. See Item 2. Properties for information regarding scheduled lease expirations and leases renewed subsequent to December 31, 2019 and the ABR of new leases signed during 2019.
We may be unable to sell properties when desired or at an attractive price, and the sale of a property could cause significant income tax payments.
Our properties, including related tangible and intangible assets, represent the majority of our total consolidated assets and they may not be readily convertible to cash. As a result, our ability to sell one or more of our properties, including properties held in joint ventures, in response to changes in economic, industry, or other conditions, may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. There may be less demand for lower quality properties that we have identified for ultimate disposition in markets with uncertain economic or retail environments, and where buyers are more reliant on the availability of third party mortgage financing. If we want to sell a property, we can provide no assurance that we will be able to dispose of it in the desired time period or at all, or that the sales price of a property will be attractive at the relevant time or even exceed the carrying value of our investment. Moreover, if a property is mortgaged, we may not be able to obtain a release of the lien on that property without the payment of a substantial prepayment penalty, which may restrict our ability to dispose of the property, even though the sale might otherwise be desirable.
Some of our properties have a low tax basis, which may result in a taxable gain on sale. We intend to utilize tax-free exchanges under Section 1031 of the Code to mitigate taxable income (“1031 exchanges”); however, there can be no assurance that we will identify exchange properties that meet our investment objectives for acquisitions. In the event that we do not utilize Section 1031 exchanges, we may be required to distribute the gain proceeds to stockholders or pay income tax, which may reduce our cash flows available to fund our commitments and distributions to stockholders.
Our performance depends on the financial health of tenants in our portfolio and our continued ability to collect rent when due.
Significant tenant distress across our portfolio could adversely affect our financial condition, operating results, and cash flows. Our income is substantially derived from rental income on real property. As a result, our performance depends on the collection of rent from tenants in our portfolio. Our income would be adversely affected if a significant number of our tenants failed to make rental payments when due. In addition, many of our tenants rely on external sources of financing to operate and grow their businesses, and disruptions in credit markets could adversely affect our tenants’ ability to obtain financing on favorable terms or at all. If our tenants are unable to secure necessary financing to continue to operate or expand their businesses, they may be unable to meet their rent obligations, renew leases, or enter into new leases with us, which could adversely affect our financial condition, operating results, and cash flows.
In certain circumstances, a tenant may have a right to terminate its lease. For example, in certain circumstances, a failure by an anchor tenant to occupy their leased premises could result in lease terminations or reductions in rent paid by other tenants in those shopping centers. In such situations, we cannot be certain that we will be able to re-lease space on similar or economically advantageous terms. The loss of rental revenues from a significant number of tenants and difficulty in replacing such tenants could adversely affect our financial condition, operating results, and cash flows.

We may be unable to collect balances due from tenants in bankruptcy.
The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may adversely affect our financial condition and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has the legal right to reject any or all of their leases and close related stores. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). General unsecured claims are the last claims paid in a bankruptcy, and, therefore, funds may not be available to pay such claims in full. Moreover, amounts owing under the remaining term of the lease will be capped. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and rejects its leases, we may experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by the bankrupt tenant.
Long-term leases with our tenants may not result in fair value over time.
From time to time, we enter into long-term leases with our shopping center tenants. Long-term leases do not typically allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases, which would adversely affect our revenues and the funds available for distributions to stockholders.
We may be restricted from re-leasing space to certain tenants at our particular shopping centers.
Some of our leases contain provisions that give a specific tenant the exclusive right to sell particular types of goods or services within that shopping center. These provisions may limit the number and types of prospective tenants to which we are able to lease space in a particular shopping center, which may result in increased costs to find a permissible tenant and decreased revenues if one or more spaces sit vacant or we have to accept lower rental rates or a less qualified tenant to fill the space.
We face competition and other risks in pursuing acquisition opportunities that could increase the cost of such acquisitions and/or limit our ability to grow, and we may not be able to generate expected returns or successfully integrate completed acquisitions into our existing operations.
We continue to evaluate the market for acquisition opportunities and we may acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully integrate, operate, reposition, or redevelop them is subject to several risks. We may be unable to acquire a desired property because of competition from other real estate investors, including from other well-capitalized REITs and institutional investment funds. Even if we are able to acquire a desired property, competition from such investors may significantly increase the purchase price. We may also abandon acquisition activities after expending significant resources to pursue such opportunities. Once we acquire new properties, these properties may not yield expected returns for several reasons, including: (1) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; (2) inability to successfully integrate new properties into existing operations; and (3) exposure to fluctuations in the general economy, including due to the time lag between signing definitive documentation to acquire a new property and the closing of the acquisition. If any of these events occur, the cost of the acquisition may exceed initial estimates or the expected returns may not achieve those originally contemplated, which could adversely affect our financial condition, operating results, and cash flows.
We share ownership of our joint ventures and do not have exclusive decision-making power, and as such, we are unable to ensure that our objectives will be pursued.
We have invested capital, and may invest additional capital, in joint ventures instead of owning directly. In these investments, we do not have exclusive decision-making power over the development, financing, leasing, management, and other aspects of these investments. As a result, the joint venture partners might have interests or goals that are inconsistent with ours, take action contrary to our interests, or otherwise impede our objectives. These activities are subject to the same risks as our investments in our wholly-owned properties. In addition, these investments and other future similar investments may involve risks that would not be present were a third party not involved, including the possibility that the joint venture partners might become bankrupt, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions. Conflicts arising between us and our partners may be difficult to manage and/or resolve and it could be difficult to manage or otherwise monitor the existing business arrangements.
In addition, joint venture arrangements may decrease our ability to manage risk and implicate additional risks, such as (1) potentially inferior financial capacity, diverging business goals and strategies and the need for our venture partners’ continued cooperation; (2) our inability to take actions with respect to the joint ventures’ activities that we believe are favorable to us if our joint venture partners do not agree; (3) our inability to control the legal entities that have title to the real estate associated with the joint ventures; (4) our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources; (5) our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; and (6) our joint venture partners’ business decisions or other actions or omissions may result in harm to our reputation or adversely affect the value of our investments.
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
We face considerable competition for tenants and the business of retail shoppers. Consequently, we actively reinvest in our portfolio in the form of development and redevelopment projects. Development and redevelopment projects have inherent risks that could adversely affect our financial condition, operating results, and cash flows.
We actively pursue opportunities for outparcel development and existing property redevelopment. Development and redevelopment activities require various government and other approvals for entitlements and any delay in or failure to receive such approvals may significantly delay this process or prevent us from recovering our investment. We may not recover our investment in development or redevelopment projects. We are subject to other risks associated with these activities, including the following risks:

•	we may be unable to lease developments and redevelopments to full occupancy on a timely basis;

•	the occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

•	actual costs of a project may exceed original estimates, possibly making the project unprofitable;

•	delays in the development or construction process may increase our costs;

•	construction cost increases may reduce investment returns on development and redevelopment opportunities;

•	we may abandon redevelopment opportunities and lose our investment due to adverse market conditions;

•	the size of our development and redevelopment pipeline may strain our labor or capital capacity to complete projects within targeted timelines and may reduce our investment returns;

•	a reduction in the demand for new retail space may reduce our future development and redevelopment activities, which in turn may reduce our net operating income; and/or

•	changes in the level of future development activity may adversely impact our results from operations by reducing the amount of internal general overhead costs that may be capitalized.
If we fail to reinvest in our portfolio or maintain its attractiveness to retailers and consumers, if our capital improvements are not successful, or if retailers or consumers perceive that shopping at other venues (including e-commerce) is more convenient, cost-effective, or otherwise more compelling, our financial condition, operating results and cash flows could be adversely affected.
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
There are some types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or sublimits. Insurance risks associated with potential acts of terrorism could sharply increase the premiums that we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. If any of our properties incur a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
Climate change may adversely affect our properties, operations, and business.
Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g. floods, tornadoes, or hurricanes) and extreme temperatures. The occurrence of one or more natural disasters, such as hurricanes, tropical storms, tornadoes, wildfires, floods, and earthquakes (whether or not caused by climate change), could cause considerable damage to our properties, disrupt our operations and negatively affect our financial performance. To the extent any of these events result in significant damage to or closure of one or more of our shopping centers, our operations and financial performance could be adversely affected through lost tenants and an inability to lease or re‑lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel or other energy costs or a fuel shortage, and increases in the costs of (or making unavailable) insurance on favorable terms if they result in significant loss of property or other insurable damage. As of December 31, 2019, our real estate investments, including our wholly-owned and the prorated portion of those owned through our unconsolidated joint ventures, in California, Florida, Texas, and Georgia represented 38.9% of our ABR, making us particularly susceptible to weather events and natural disasters in those states. In addition, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. For example, various federal, state, and regional laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing properties, increase the costs of maintaining or improving our existing properties or developing new properties, or increase taxes and fees assessed on us or our properties.
As an owner and/or operator of real estate, we could become subject to liability for environmental violations, regardless of whether we caused such violations.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges; air emissions; the operation and removal of underground and above-ground storage tanks; the use, storage, treatment, transportation and disposal of solid hazardous materials; the remediation of contaminated property associated with the disposal of solid and hazardous materials; and other health and safety-related concerns. U.S. federal, state, and local laws and regulations relating to the protection of the environment may require us, as a current or previous owner or operator of real property, to investigate and clean up hazardous or toxic substances or petroleum product releases at a property or at impacted neighboring properties. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state, and local environmental laws, ordinances, and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred. We may be subject to regulatory action and may also be held liable to third parties for personal injury or property damage incurred by the parties in connection with any such laws and regulations or hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances, and related liabilities, may be substantial and could materially and adversely affect us. The presence of hazardous or toxic substances, or the failure to remediate the related contamination, may also adversely affect our ability to sell, lease or redevelop a property or to borrow money using a property as collateral.
Our efforts to identify environmental liabilities may not be successful.
Although we believe that our portfolio is in substantial compliance with U.S. federal, state and local environmental laws and regulations regarding hazardous or toxic substances, this belief is based on limited testing. Nearly all of our properties have been subjected to Phase I or similar environmental audits. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe is reasonably likely to have a material adverse effect on us. However, we cannot assure you that: (1) previous environmental studies with respect to the portfolio revealed all potential environmental liabilities; (2) any previous owner, occupant or tenant of a property did not create any material environmental condition not known to us; (3) the current environmental condition of the portfolio will not be affected by tenants and occupants, by the condition of nearby properties, or by other unrelated third parties; or (4) future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.
Compliance or failure to comply with the Americans with Disabilities Act and fire, safety, and other regulations could result in substantial costs and may decrease cash available for stockholder distributions.
Our properties are, or may become subject to, the Americans with Disabilities Act of 1990, as amended (“ADA”), which generally requires that all places of public accommodation comply with federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require the removal of access barriers and noncompliance may result in the imposition of injunctive relief, monetary penalties, or in some cases, an award of damages. While we attempt to acquire properties that are already in compliance with the ADA or place the burden of compliance on the seller or other third party, such as a tenant, we cannot assure stockholders that we will be able to acquire properties or allocate responsibilities in this manner. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes, and other land use regulations, as they may be adopted by governmental entities and become applicable to the properties. We may be required to make substantial capital expenditures to comply with these requirements, and these expenditures may reduce our net income and may have a material adverse effect on our ability to meet our financial obligations and make distributions to our stockholders.
Our business and operations would suffer in the event of system failures.
Despite the implementation of security measures and the existence of a disaster recovery and business continuity plans for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions, which we may not be able to recover fully or at all from our insurance providers.
We and our tenants face risks relating to cybersecurity attacks, which could cause loss of confidential information and other disruptions to business operations, and compliance with new laws and regulations regarding cybersecurity and privacy may result in substantial costs and may decrease cash available for distributions.
Our business is at risk from and may be adversely affected by cybersecurity attacks. These attacks could include attempts to gain unauthorized access to our data and/or computer systems to disrupt operations, corrupt data, or steal confidential information. Attacks can be both individual and highly organized attempts by very sophisticated hacking organizations. We may face such cybersecurity attacks through malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology (IT) systems. The risk of a cybersecurity attack, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The techniques and sophistication used to conduct cyber attacks and breaches of IT systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time.
Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. In addition to our own IT systems, we also depend third parties to provide IT services relating to several key business functions, such as administration, accounting, communications, document management and storage, human resources, payroll, tax, investor relations, and certain finance functions. Any of our IT systems and those provided by third parties contain personal, financial, or other information that is entrusted to us by our tenants and employees as well as proprietary PECO information and other confidential information related to our business. We and such third parties employ a number of measures to prevent, detect, and mitigate these threats, including password protection, firewalls, backup servers, malware detection, intrusion sensors, threat monitoring, user training, and periodic penetration testing; however, there is no guarantee that such efforts will be successful in preventing a cybersecurity attack.
As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. Our financial results and business operations may be negatively affected by such an incident or the resulting negative media attention. A cybersecurity attack could (1) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants; (2) compromise the confidential or proprietary information of our tenants, employees, and vendors, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes; (3) result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; (4) require significant management attention and resources to remedy and damages that result; (5) result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; (6) result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; (7) subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements or relationships; (8) cause reputational damage that adversely affects tenant, investor, and employee confidence in us, which could negatively affect our ability to attract and retain tenants, investors, and employees; (9) result in significant remediation costs, some or all of which may not be recoverable from our insurance carriers; and (10) result in increases in the cost of obtaining insurance on favorable terms, or at all, if the attack results in significant insured losses. Such security breaches also could result in a violation of applicable federal and state privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers. Similarly, our tenants rely extensively on IT systems to process transactions and manage their businesses and thus are also at risk from and may be adversely affected by cybersecurity attacks. An interruption in the business operations of our tenants or a deterioration in their reputation resulting from a cybersecurity attack, including unauthorized access to customers’ credit card data and other confidential information, could indirectly negatively affect our business and cause lost revenues. As of December 31, 2019, we have not had any material incidences involving cybersecurity attacks.
To mitigate the risk of a cybersecurity attack or other data security breach, new laws and regulations have been implemented by governments, including the state of California, and several other states currently have privacy or cybersecurity legislation under consideration. Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws regarding cybersecurity and privacy may require us to make significant expenditures and may cause increases in the cost of (or make unavailable) insurance on favorable terms, and these expenditures and increased costs may reduce our net income and may have an adverse effect on our ability to meet our financial obligations and make distributions to our stockholders.
We could be subject to legal or regulatory proceedings that may adversely affect our cash flows and results of operations.
As an owner and operator of public shopping centers, from time to time, we are party to legal and regulatory proceedings that arise in the ordinary course of business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. We could experience an adverse effect to our cash flows, financial condition, and results of operations due to an unfavorable outcome.
Risks Related to Capital Recycling Strategy and Capital Structure
Higher market capitalization rates and lower NOI at our properties may adversely impact our ability to sell properties and fund developments and acquisitions, and may dilute earnings.
As part of our capital recycling strategy, we sell properties that no longer meet our growth and investment objectives due to stabilization or perceived future risk. These sales proceeds are used to fund the construction of new outparcel developments, redevelopments, expansions, and acquisitions, and to repay debt. An increase in market capitalization rates or a decline in NOI may cause a reduction in the value of properties identified for sale, which would have an adverse effect on the amount of cash generated. In order to meet the cash requirements of our capital recycling program, we may be required to sell more properties than initially planned, which may have a negative effect on our earnings. Additionally, the sale of properties resulting in significant tax gains may require higher distributions to our stockholders or payment of additional income taxes in order to maintain our REIT status. We intend to utilize 1031 exchanges to mitigate taxable income, however there can be no assurance that we will identify exchange properties that meet our investment objectives for acquisitions.
We have substantial indebtedness and we may need to incur additional indebtedness in the future; our debt financing could adversely affect our business and financial condition.
We have obtained, and are likely to continue to obtain, lines of credit, and other long-term financing that are secured by our properties and other assets. On December 31, 2019, we had indebtedness of $2.4 billion, which comprises $395.0 million in outstanding secured loan facilities, $1.7 billion in unsecured debt, and $324.6 million in mortgage loans and finance lease obligations. In connection with executing our business strategies, we expect to evaluate the possibility of additional acquisitions and strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties or make other capital investments. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). In connection with executing our business strategies, we expect to evaluate the possibility of additional acquisitions and strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. However, we cannot guarantee that we will be able to obtain any such borrowings on satisfactory terms.
High debt levels could have material adverse consequences for the Company, including hindering our ability to adjust to changing market, industry, or economic conditions; limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses; requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our debt, thereby limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases, or other uses; making us more vulnerable to economic or industry downturns, including interest rate increases; and placing us at a competitive disadvantage compared to less leveraged competitors.
If we mortgage a property and there is a shortfall between the cash flows from that property and the cash flows needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. Additionally, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. Currently, we are a limited guarantor on a mortgage loan for each of our NRP and GRP I joint ventures. In each case, our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor.
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets.
We may not be able to access financing or refinancing sources on favorable terms, or at all.
We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuance of commercial mortgage-backed securities, collateralized debt obligations, and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.
Covenants in our loan agreements may restrict our operations and adversely affect our financial condition.
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
We have acquired, and may continue to acquire or finance, properties with lock-out provisions, which may prohibit us from selling a property or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of lenders. We currently own 15 properties with loans that are subject to lock-out provisions prohibiting prepayment. We may acquire additional properties in the future subject to such provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness prior to or at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
As of December 31, 2019, we had approximately $1.7 billion of indebtedness that is tied to the London Interbank Offered Rate (“LIBOR”) of which $1.4 billion of the LIBOR-based indebtedness was fixed through the use of interest rate swaps. Additionally, we have a revolving credit facility that is tied to LIBOR with a capacity of $500.0 million of which we have no outstanding balance (excluding letters of credit, which reduce availability) as of December 31, 2019. In July 2017, the United

Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing LIBOR in derivatives and other financial contracts with a new index calculated by short-term repurchase agreements - the Secured Overnight Financing Rate. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021, or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our indebtedness that is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations that are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results, and cash flows.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to pay distributions to our stockholders.
Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facilities and term loans. As of December 31, 2019, 10.6% of our outstanding debt was variable rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates, resulting in higher interest rates and increased interest expense. Either of these events would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to stockholders.
Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect us.
From time to time, we manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, and that we may be required to pay the counterparty if interest rates decrease in the future below the hedged amount. There can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there may be significant costs and cash requirements involved to fulfill our obligations under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
Risks Related to Corporate Organization and Structure
Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.
Our Board determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law (“MGCL”) and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
Although we have currently opted out of the protection of the MGCL relating to deterring or defending hostile takeovers, the Board could elect to become subject to these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the IRC, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our Board. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
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
Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases which would decrease the cash otherwise available for distribution to stockholders.
Risks Related to Organization and Qualification as a REIT
If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT and would suffer adverse consequences.
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
The Operating Partnership has a carryover tax basis on certain of its assets as a result of the PELP transaction and the Merger, and the amount that we have to distribute to stockholders therefore may be higher.
As a result of each of the PELP transaction and the Merger, certain of the Operating Partnership’s properties have carryover tax bases that are lower than the fair market values of these properties at the time of the acquisition. As a result of this lower aggregate tax basis, the Operating Partnership will recognize higher taxable gain upon the sale of these assets, and the Operating Partnership will be entitled to lower depreciation deductions on these assets than if it had purchased these properties in taxable transactions at the time of the acquisition. Such lower depreciation deductions and increased gains on sales allocated to us generally will increase the amount of our required distribution under the REIT rules, and will decrease the portion of any distribution that otherwise would have been treated as a “return of capital” distribution.

We use taxable REIT subsidiaries, which may cause us to fail to qualify as a REIT.
To qualify as a REIT for federal income tax purposes, we hold, and plan to continue to hold, substantially all of our non-qualifying REIT assets and conduct certain of our non-qualifying REIT income activities in or through one or more taxable REIT subsidiaries (each a “TRS”). A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to income tax as a regular C-corporation.
The net income of our TRS entities is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, our TRS entities may pay dividends. Such dividend income should qualify under the 95%, but not the 75%, gross income test. We will monitor the amount of the dividend and other income from our TRS entities and will take actions intended to keep this income, and any other non-qualifying income, within the limitations of the REIT income tests. While we expect these actions will prevent a violation of the REIT income tests, we cannot guarantee that such actions will in all cases prevent such a violation.
Our ownership of TRS entities is subject to limitations that could prevent us from growing our management business, and our transactions with our TRS entities could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.
No more than 20% of the value of a REIT’s gross assets may consist of interests in TRSs. Compliance with this limitation could limit our ability to grow our management business. The IRC also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRS entities in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRS entities on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.
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
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Any such change could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations, and the amount of cash available for the payment of dividends. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation, or administrative interpretation.
On December 22, 2017, H.R. 1, known as the “Tax Cuts and Jobs Act” (the “TCJA”), was enacted into law. The TCJA makes major changes to the IRC, including a number of provisions of the IRC that affect the taxation of REITs and their stockholders. The effect of the significant changes made by the TCJA remains uncertain, and administrative guidance, which has and will continue to be issued on an ongoing basis, is required in order to fully evaluate the effect of many provisions.
Our stockholders are urged to consult with their own tax advisors with respect to the impact that the TCJA and other legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in shares of our common stock.
The TCJA imposed further limits on the deductibility of certain executive compensation expense, which could result in greater taxes for our TRS or the need to increase distributions to our stockholders.
Section 162(m) of the IRC limits the annual compensation deduction available to publicly-held corporations to $1 million for certain “covered employees”. Prior to the enactment of the TCJA, a publicly held corporation’s covered employees included its chief executive officer and the three other most highly compensated executive officers (other than the chief financial officer). Further, certain “performance-based compensation” was excluded from the $1 million compensation limitation. The TCJA made certain changes to Section 162(m), effective for taxable years beginning after December 31, 2017, including, among other things, expanding the definition of “covered employee” to include the chief financial officer and repealing the performance-

based compensation exception to the $1 million compensation limitation. The TCJA provided certain transition rules for compensation provided to covered employees pursuant to a written binding contract that was in effect on November 2, 2017 and that was not modified in any material respect on or after that date.
On December 20, 2019, the U.S. Treasury Department published proposed regulations that reflect changes made to Section 162(m) from the TCJA. The proposed regulations, among other things, expanded the definition of compensation to include a publicly-held corporate partner’s distributable share of a partnership’s deduction for compensation expense attributed to compensation paid by the partnership for services performed by a covered employee of the publicly-held corporation, subject to certain transition relief. The expanded definition of compensation applies to any compensation deduction that is otherwise allowable for tax years ending on or after December 20, 2019.
As a REIT, we are generally not subject to federal income taxes other than through our TRS entities. The application of the proposed regulations to our structure is uncertain until more guidance is issued by the U.S. Treasury Department. Moreover, the IRS has previously issued private letter rulings holding that, under certain circumstances, Section 162(m) does not apply to compensation paid to employees of a REIT’s operating partnership. If the proposed regulations and Section 162(m) apply to our compensation arrangements, we may be required to make additional distributions to stockholders to comply with the REIT distribution requirements and minimize our U.S. federal income tax liability for the REIT, and a larger portion of our distributions that would otherwise have been treated as a return of capital for our stockholders may be subject to U.S. federal income tax as dividend income as a result of our increased taxable income. Any such compensation allocated to our TRS entities, whose income is subject to U.S. federal income tax, would result in an increase in income taxes due to the inability to deduct compensation in excess of $1 million.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Real Estate Investments—As of December 31, 2019, we wholly-owned 287 properties throughout the United States. In addition, we also have an ownership interest in 28 properties through three separate joint ventures.
The following table presents information regarding the geographic location of our properties, including wholly-owned and the prorated portion of those owned through our joint ventures, by ABR as of December 31, 2019. For additional portfolio information, refer to Schedule III - Real Estate Assets and Accumulated Depreciation (dollars and square feet in thousands):

State	ABR(1)	% ABR	ABR/Leased Square Foot	GLA(2)	% GLA	% Leased	Number of Properties
Florida	$48,138	12.3%	$12.48	4,139	12.7%	93.2%	54
California	40,433	10.3%	18.21	2,319	7.1%	95.8%	25
Georgia	32,522	8.3%	11.98	2,805	8.6%	96.8%	29
Texas	31,665	8.1%	15.19	2,161	6.6%	96.5%	18
Ohio	28,298	7.2%	9.92	2,982	9.1%	95.7%	26
Illinois	22,760	5.8%	14.65	1,647	5.0%	94.3%	15
Virginia	18,075	4.6%	13.57	1,430	4.4%	93.2%	14
Colorado	17,115	4.4%	14.75	1,187	3.6%	97.7%	11
Massachusetts	15,848	4.0%	13.97	1,170	3.6%	96.9%	10
Pennsylvania	11,449	2.9%	11.57	1,076	3.3%	91.9%	7
Minnesota	11,193	2.9%	12.48	919	2.8%	97.6%	10
Arizona	11,008	2.8%	11.64	1,012	3.1%	93.4%	9
South Carolina	10,458	2.7%	8.75	1,298	4.0%	92.1%	11
North Carolina	9,073	2.3%	11.60	811	2.5%	96.4%	13
Wisconsin	8,926	2.3%	9.93	944	2.9%	95.2%	8
Maryland	8,737	2.2%	19.64	464	1.5%	95.9%	4
Tennessee	8,091	2.1%	8.09	1,039	3.2%	96.2%	7
Indiana	7,327	1.9%	8.50	897	2.8%	96.0%	6
Michigan	6,658	1.7%	9.36	724	2.2%	98.3%	5
Connecticut	5,508	1.4%	13.96	419	1.3%	94.2%	4
Oregon	5,235	1.3%	14.42	374	1.1%	97.2%	5
New Mexico	5,167	1.3%	13.83	404	1.2%	92.5%	3
Kentucky	4,732	1.2%	9.71	502	1.5%	97.1%	3
Nevada	4,676	1.2%	18.54	255	0.8%	98.7%	3
Kansas	4,675	1.2%	10.76	452	1.5%	96.1%	4
New Jersey	4,394	1.1%	16.45	272	0.8%	98.3%	2
Iowa	2,976	0.8%	8.60	360	1.1%	96.2%	3
Washington	2,586	0.7%	15.18	170	0.5%	100.0%	2
Missouri	2,445	0.6%	11.18	222	0.7%	98.7%	2
New York	1,641	0.3%	10.05	163	0.5%	100.0%	1
Utah	451	0.1%	30.97	15	—%	100.0%	1
Total	$392,260	100.0%	$12.60	32,632	100.0%	95.4%	315

(1)	We calculate ABR as monthly contractual rent as of December 31, 2019, multiplied by 12 months.

(2)	Gross leasable area (“GLA”) is defined as the portion of the total square feet of a building that is available for tenant leasing.
Additionally, the following table details information for our joint ventures, which is the basis for determining the prorated information included in the preceding and subsequent tables (dollars and square feet in thousands):

Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
Necessity Retail Partners	20%	8	$12,695	924
Grocery Retail Partners I	15%	17	24,543	1,909
Grocery Retail Partners II	10%	3	3,806	312

Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after December 31, 2019, for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our joint ventures:
Our ability to create rental rate growth generally depends on our leverage during new and renewal lease negotiations with prospective and existing tenants, which typically occurs when occupancy at our centers is high or during periods of economic growth and recovery. Conversely, we may experience rental rate decline when occupancy at our centers is low or during periods of economic recession, as the leverage during new and renewal lease negotiations may shift to prospective and existing tenants. Based on our high occupancy rate as of December 31, 2019, as well as the current economic outlook, we expect to meet or exceed average rental rates on expiring leases in 2020. However, economic circumstances may arise that can impact certain national, regional, and local leasing markets which may result in executing leases at rents that are equal to or lower than current amounts, which could cause actual trends to change from our current expectations.
For our wholly owned portfolio, during the 2020 fiscal year, we have a total of 549 leases expiring, representing 2.7 million square feet of GLA. These expiring leases have an ABR of $12.30 per square foot. The ABR of new leases signed during 2019 was $14.95 per square foot. Subsequent to December 31, 2019, we renewed approximately 0.5 million total square feet and $6.0 million of total ABR of future expiring leases.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Leasing Activity, for further discussion of leasing activity.

Portfolio Tenancy—Prior to the acquisition of a property, we assess the suitability of the grocery-anchor tenant and other tenants in light of our investment objectives, namely, future NOI growth potential, opportunities for development and redevelopment, and providing stable cash flows for distributions. Generally, we assess the strength of the anchor tenant through consideration of company factors, such as its financial strength and market share in the geographic area of the property, as well as location-specific factors, such as the store’s sales, local competition, and demographics. When assessing the tenancy of the non-anchor space at the property, we consider the tenant mix in light of our portfolio, the proportion of national and national-franchise tenants, the creditworthiness of specific tenants, and the timing of lease expirations. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals.
We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, by tenant type as of December 31, 2019:

The following charts present the composition of our portfolio by tenant industry as of December 31, 2019:

The following table presents our top twenty tenants by ABR, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, as of December 31, 2019 (dollars and square feet in thousands):

Tenant(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$27,263	7.0%	3,530	11.3%	67
Publix	22,137	5.6%	2,252	7.2%	57
Ahold Delhaize	17,431	4.4%	1,278	4.1%	25
Albertsons-Safeway	16,658	4.2%	1,629	5.2%	31
Walmart	8,933	2.3%	1,770	5.7%	13
Giant Eagle	8,085	2.1%	823	2.6%	12
TJX Companies	5,196	1.3%	463	1.5%	16
Sprouts Farmers Market	4,885	1.2%	334	1.1%	11
Dollar Tree	4,094	1.0%	441	1.4%	45
Raley's	3,788	1.0%	253	0.8%	4
SUPERVALU	3,480	0.9%	386	1.2%	8
Subway Group	3,136	0.8%	130	0.4%	94
Schnuck's	2,953	0.8%	329	1.1%	5
Save Mart	2,619	0.7%	309	1.0%	6
Southeastern Grocers	2,599	0.7%	291	0.9%	8
Anytime Fitness, Inc.	2,573	0.7%	173	0.6%	37
Lowe's	2,407	0.6%	371	1.2%	4
Kohl's Corporation	2,214	0.6%	365	1.2%	4
Food 4 Less (PAQ)	2,124	0.5%	118	0.4%	2
Petco Animal Supplies, Inc.	2,084	0.5%	127	0.4%	11
Total	$144,659	36.9%	15,372	49.3%	460

(1)	Tenants are grouped by parent company and may represent multiple subsidiaries and banners.

(2)
Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, in the event that a parent company has multiple subsidiaries or banners serving as tenants in a shopping center, those subsidiaries are included as one location.

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
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 2, 2020, we had approximately 290.3 million shares of common stock outstanding, held by a total of 63,847 stockholders of record. The number of stockholders is based on the records of our registrar and transfer agent. Our common stock is not currently traded on any exchange, and there is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all.
Valuation Overview
On May 8, 2019, the independent directors of our Board increased the estimated value per share (“EVPS”) of our common stock to $11.10. The valuation was based substantially on the estimated “as is” market value of our portfolio of real estate properties in various geographic locations in the United States (“Portfolio”) and the estimated value of in-place contracts of our third-party asset management business as of March 31, 2019.
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
We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation expert that has expertise in appraising commercial real estate assets, to provide a calculation of the range in EVPS of our common stock as of March 31, 2019. Duff & Phelps prepared a valuation report (“Valuation Report”) that provided this range based substantially on its estimate of the “as is” market value of the Portfolio and the estimated value of in-place contracts of the third-party asset management business. Duff & Phelps made adjustments to the aggregate estimated value of our Portfolio to reflect balance sheet assets and liabilities provided by our management as of March 31, 2019, before calculating a range of estimated values based on the number of outstanding shares of our common stock as of March 31, 2019. These calculations produced an EVPS in the range of $10.07 to $11.48 as of March 31, 2019. The Independent Directors ultimately increased the EVPS of our common stock to $11.10 on May 8, 2019. We previously established an EVPS on May 9, 2018 of $11.05 based substantially on the estimated “as is” market value of our Portfolio and the estimated value of in-place contracts of our third-party asset management business as of March 31, 2018. Prior to that, we established an EVPS on November 8, 2017, of $11.00 based substantially on the estimated market value of our Portfolio and our third-party asset management business as of October 5, 2017. We expect to review the EVPS at least annually.
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
Our goal is to provide an estimate of the market value of our shares. However, the majority of our assets consist of commercial real estate and, as with any valuation methodology, the methodologies used were based upon a number of assumptions and estimates that may not have been accurate or complete. Different parties with different assumptions and estimates could have derived a different EVPS, and those differences could have been significant. These limitations are discussed further under “Limitations of Estimated Value per Share” below.

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
Management Company Valuation—Duff & Phelps estimated the aggregate market value associated with our third-party asset management business using various methodologies. Duff & Phelps considered various applications of the income approach, market approach, and underlying assets approach, with the income approach determined to be the most reliable method for purposes of the analysis. The income approach analysis considered the projected fee income earned for services provided pursuant to various management and advisory agreements over the expected duration of that contract, assuming normal and customary renewal provisions. Such services include property management services performed for the properties in the Portfolio, as well as property and asset management services for certain unaffiliated real estate investment portfolios. In performing this analysis, solely fee income related to properties owned as of March 31, 2019 was considered. The income approach also considered a reasonable level of expenses to support such activities, as well as other adjustments, and a discount rate that accounted for the time value of money and the risk of achieving the projected cash flows. The result of the income approach analysis was the aggregate market value of the third-party asset management business, from which an estimated market value of net tangible assets (liabilities) was subtracted (added), to result in the aggregate intangible value of the management company.
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

Resulting Range in Estimated Value Per Share
	Increase of 25 basis points	Decrease of 25 basis points	Increase of 5%	Decrease of 5%
Terminal Capitalization Rate	$9.73 - $11.05	$10.37 - $11.83	$9.61 - $10.94	$10.52 - $11.96
Discount Rate	$9.71 - $11.06	$10.37 - $11.80	$9.54 - $10.90	$10.56 - $11.97
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
Limitations of Estimated Value per Share—We provided this EVPS to assist broker-dealers that participated in our public offering in meeting our customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used were based upon a number of estimates and assumptions that may not have been accurate or complete. Different parties with different assumptions and estimates could have derived a different EVPS, and this difference could have been significant. The EVPS is not audited and does not represent a determination of the fair value of our assets or liabilities based on accounting principles generally accepted in the United States (“GAAP”), nor does it represent a liquidation value of our assets and liabilities, the price a third party would pay to acquire us, the price at which our shares of common stock would trade in secondary markets, or the amount at which our shares of common stock would trade on a national securities exchange.
Accordingly, we can give no assurance that:

•	our shares would trade at or near the EVPS if listed on a national securities exchange;

•	a stockholder would be able to resell his or her shares at the EVPS;

•	a stockholder would ultimately realize distributions per share equal to the EVPS upon a liquidation of our assets and settlement of our liabilities;

•	a stockholder would receive an amount per share equal to the EVPS upon a sale of the Company;

•	a third party would offer the EVPS in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our EVPS; or

•	the methodologies used to calculate our EVPS would be acceptable to FINRA for use on customer account statements or that the EVPS will satisfy the applicable annual valuation requirements under ERISA.
Further, we have not made any adjustments to the valuation of our EVPS for the impact of other transactions occurring subsequent to March 31, 2019, including, but not limited to: (i) acquisitions or dispositions of assets; (ii) the issuance of common stock under the dividend reinvestment plan (“DRIP”); (iii) NOI earned and dividends declared; (iv) the repurchase of shares; and (v) changes in leases, tenancy or other business or operational changes. The value of our shares of common stock will fluctuate over time in response to developments related to individual real estate assets, the management of those assets, and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares of common stock. The EVPS does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, or the impact of restrictions on the assumption of debt. Accordingly, the EVPS of our common stock may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

Amended and Restated DRIP—We have adopted the DRIP, through which stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into additional shares of our common stock in lieu of receiving cash distributions. In accordance with the DRIP, participants acquire shares of common stock at a price equal to the estimated value per share. Participants in the DRIP may purchase fractional shares so that 100% of the distributions may be used to acquire additional shares of our common stock. For the year ended December 31, 2019, 6.1 million shares were issued through the DRIP, resulting in proceeds of approximately $67.4 million. For the year ended December 31, 2018, 4.0 million shares were issued through the DRIP, resulting in proceeds of approximately $44.1 million.
Distributions—We elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2010. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction).
Unregistered Sales of Equity Securities—During the year ended December 31, 2019, we issued an aggregate of 1.9 million shares of common stock in redemption of 1.9 million Operating Partnership units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.
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
On August 7, 2019, the Board amended the SRP. Under the amended SRP, the repurchase price per share is equal to the lesser of $10.00 or our most recent EVPS. In addition, on August 7, 2019, the Board suspended the SRP for standard repurchases. We will continue to fulfill repurchases sought upon a stockholder's death, “qualifying disability,” or “determination of incompetence” in accordance with the terms of the SRP.

The following table presents all non-employee share repurchases for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	2019	2018
Shares repurchased	3,311	4,884
Cost of repurchases	$35,963	$53,758
Average repurchase price	$10.86	$11.01
In addition, during the year ended December 31, 2019, we repurchased 18,000 shares for an aggregate purchase price of $0.2 million (average price of $11.05 per share) in connection with common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.

During the quarter ended December 31, 2019, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program
October 2019	109	$10.03	109	(2)
November 2019	154	10.01	154	(2)
December 2019	242	10.07	242	(2)

(1)	We announced the commencement of the SRP in August 2010, and it was subsequently amended in September 2011, April 2016, and August 2019.

(2)	We currently limit the dollar value and number of shares that may be repurchased under the SRP, as described above.

ITEM 6. SELECTED FINANCIAL DATA

	As of and for the Years Ended December 31,
(in thousands, except per share amounts)	2019	2018(1)	2017(2)	2016	2015
Balance Sheet Data:(3)
Investment in real estate assets at cost	$5,257,999	$5,380,344	$3,751,927	$2,584,005	$2,350,033
Cash and cash equivalents	17,820	16,791	5,716	8,224	40,680
Total assets	4,828,195	5,163,477	3,526,082	2,380,188	2,226,248
Debt obligations, net	2,354,099	2,438,826	1,806,998	1,056,156	845,515
Operating Data:
Total revenues	$536,706	$430,392	$311,543	$257,730	$242,099
Property operating expenses	(90,900)	(77,209)	(53,824)	(41,890)	(38,399)
Real estate tax expenses	(70,164)	(55,335)	(43,456)	(36,627)	(35,285)
General and administrative expenses(4)	(48,525)	(50,412)	(36,348)	(31,804)	(15,829)
Impairment of real estate assets	(87,393)	(40,782)	—	—	—
Interest expense, net	(103,174)	(72,642)	(45,661)	(32,458)	(32,390)
Net (loss) income	(72,826)	46,975	(41,718)	9,043	13,561
Net (loss) income attributable to stockholders	(63,532)	39,138	(38,391)	8,932	13,360
Other Operational Data:(4)(5)
Net operating income (“NOI”) for real estate investments	$355,796	$272,450	$204,407	$173,910	$163,017
Funds from operations (“FFO”) attributable to stock- holders and convertible noncontrolling interests	217,010	156,222	84,150	110,406	115,040
Core FFO(6)	230,866	176,126	132,011	114,636	122,421
Cash Flow Data:(7)
Net cash provided by operating activities	$226,875	$153,291	$108,861	$103,076	$106,073
Net cash provided by (used in) investing activities	64,183	(258,867)	(640,742)	(191,328)	(110,744)
Net cash (used in) provided by financing activities	(280,254)	162,435	509,380	90,685	29,732
Per Share Data:
Net (loss) income per share—basic and diluted	$(0.22)	$0.20	$(0.21)	$0.05	$0.07
Common stock distributions declared	$0.67	$0.67	$0.67	$0.67	$0.67
Weighted-average shares outstanding—basic	283,909	196,602	183,784	183,876	183,678
Weighted-average shares outstanding—diluted	327,117	241,367	196,497	186,665	186,394

(1)	Includes the impact of the Merger (see Note 4).

(2)	Includes the impact of the PELP transaction (see Note 5).

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

(6)	In 2019, we are presenting Core FFO in place of Modified Funds from Operations. Prior years have been updated to conform with the presentation of Core FFO.

(7)
Certain prior period cash flow amounts have been reclassified to conform with our adoption in 2018 of ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

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
Overview
We are an internally-managed real estate investment trust (“REIT”) and one of the nation’s largest owners and operators of grocery-anchored shopping centers. The majority of our revenues are lease revenues derived from our real estate investments. Additionally, we operate an investment management business providing property management and advisory services to approximately $585 million of third-party assets. This business provides comprehensive real estate and asset management services to three institutional joint ventures, in which we retain an ownership interest, and one private fund (collectively, the “Managed Funds”).
On October 31, 2019, we completed a merger with Phillips Edison Grocery Center REIT III, Inc. (“REIT III”), a public non-traded REIT that was advised and managed by us, in a transaction valued at approximately $71 million. This resulted in the acquisition of three properties, as well as a 10% equity interest in Grocery Retail Partners II LLC (“GRP II”), a joint venture with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) owning three properties; see Note 6 for more detail.
Below are statistical highlights of our wholly-owned portfolio:

December 31, 2019
Number of properties	287
Number of states	31
Total square feet (in thousands)	32,130
Leased occupancy %	95.4%
Average remaining lease term (in years)(1)	4.7

(1)	The average remaining lease term in years excludes future options to extend the term of the lease.
The year ended December 31, 2019 was the first full year of operations since the merger with Phillips Edison Grocery Center REIT II, Inc. (the “Merger”) in 2018. The Merger added 86 primarily grocery-anchored shopping centers to our portfolio and contributed favorably to the following Company performance highlights during 2019:

•	Total revenues increased 24.7% to $536.7 million.

•	Pro forma Same-Center NOI increased 3.7% to $339.6 million.

•	FFO increased 38.9% to $217.0 million.

•	Core FFO increased 31.1% to $230.9 million.
See below in this Item for reconciliations of our non-GAAP measures to Net (Loss) Income.
Our performance for the year is linked to our key initiatives: focus on core operations, strategic growth and portfolio management, and responsible balance sheet management. We believe these initiatives will improve our position for a full-cycle liquidity event.
Focus on Core Operations—During 2019, our leasing focus was to accelerate inline occupancy at our centers, with a focus on our dormant spaces, while maximizing contractual rent increases to drive revenue growth at each of our existing centers. Our wholly-owned property leasing highlights comparing the year ended December 31, 2019 to the year ended December 31, 2018 were as follows:

•	Total occupancy improved 2.2% to 95.4%, and in-line occupancy improved 5.3% to 90.2%.

•	Total Annualized Base Rent (“ABR”) per leased square foot increased 4.9% to $12.58 and in-line ABR per leased square foot increased 4.7% to $19.94.

•	We executed a record 1,026 leases (new, renewal, and options) totaling 4.6 million square feet with comparable new lease spreads of 13.3% and comparable renewal spreads of 8.5%.
Strategic Growth and Portfolio Management—Our current development and redevelopment projects are focused on outparcel development, anchor repositioning, and other initiatives to increase growth and NOI at our existing centers, while our investment management business is identifying opportunities for joint ventures with third parties, both of which will create additional revenue opportunities. Highlights of our development and redevelopment projects, as well as our investment management business as of and for the year ended December 31, 2019 are as follows:

•	As of and for the year ended December 31, 2019, we had 27 development and redevelopment projects completed or in process, which we estimate will comprise a total investment of $78.1 million.

•
Recognized $4.9 million in fee and management income from Grocery Retail Partners I LLC (“GRP I” or the “GRP I joint venture”) and GRP II, our seeded joint ventures created in November 2018, for the year ended December 31,

2019. Additionally, we recognized $2.8 million in fee and management income from Necessity Retail Partners (“NRP”) for the year ended December 31, 2019.
Responsible Balance Sheet Management—Our management team is identifying mature properties where our growth potential has been maximized and properties at risk of future deterioration, and we are engaging in targeted dispositions of those properties. Proceeds from these dispositions were used to reinvest into acquisitions, for development and redevelopment projects, and to repay outstanding debt.

•	Realized $223.1 million of cash proceeds from the sale of 21 properties and one outparcel.

•
Improved our debt to total enterprise value ratio to 39.5% as of December 31, 2019 from 41.1% as of December 31, 2018 (see Liquidity and Capital Resources - Debt below for the calculation of debt to total enterprise value ratio).

•	Repriced $375 million of our outstanding debt, reducing the spread over LIBOR by 50 basis points, which will save approximately $1.9 million in interest expense annually.

•
Refinanced existing debt by executing a $200 million fixed-rate secured loan maturing in January 2030. The proceeds from this loan, along with proceeds from property dispositions, were used to pay down $265.9 million of term loan debt maturing in 2020 and 2021. An additional $30.0 million of term loan debt was paid off in January 2020. Following this activity, our next term loan maturity is in 2022.

•
As a result of our financing and repricing activities, we have reduced our cost of debt and increased our weighted average maturity term. Our debt maturity profile as of December 31, 2019, which does not include the impact of the term loan debt paid off in January 2020, is as follows (including the impact of derivatives on weighted-average interest rates):

Leasing Activity—The average rent per square foot and cost of executing leases fluctuates based on the tenant mix, size of the leased space, and lease term. Leases with national and regional tenants generally require a higher cost per square foot than those with local tenants. However, generally such national and regional tenants will also pay higher rates for a longer term.
Below is a summary of leasing activity for the years ended December 31, 2019 and 2018:

	Total Deals (1)		Inline Deals(1)(2)
	2019	2018(3)	2019	2018(3)
New leases:
Number of leases	429	254	411	245
Square footage (in thousands)	1,475	730	1,050	562
ABR (in thousands)	$22,050	$11,340	$17,998	$9,876
ABR per square foot	$14.95	$15.53	$17.14	$17.57
Cost per square foot of executing new leases(4)	$24.00	$27.91	$26.63	$27.39
Number of comparable leases(5)	140	85	135	83
Comparable rent spread(6)	13.3%	14.6%	11.2%	11.5%
Weighted average lease term (in years)	7.5	7.2	6.8	6.9
Renewals and options:
Number of leases	597	508	542	453
Square footage (in thousands)	3,171	2,792	1,186	1,025
First-year base rental revenue (in thousands)	$38,969	$34,618	$24,675	$19,483
ABR per square foot	$12.29	$12.40	$20.80	$19.02
ABR per square foot prior to renewals	$11.49	$11.64	$18.87	$17.36
Percentage increase in ABR per square foot	7.0%	6.6%	10.2%	9.5%
Cost per square foot of executing renewals and options	$2.53	$2.81	$4.33	$4.51
Number of comparable leases(5)	460	370	441	349
Comparable rent spread(6)	8.5%	6.7%	11.4%	9.8%
Weighted average lease term (in years)	4.7	5.1	4.4	5.0
Portfolio retention rate(7)	85.7%	83.2%	77.7%	77.9%

1)	Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.

2)	We consider an inline deal to be a lease for less than 10,000 square feet of gross leasable area.

3)	Leasing activity in 2018 only reflects activity for the REIT II properties from the date they were acquired, November 16, 2018.

4)
The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, landlord work, and tenant concessions. The costs associated with landlord work are excluded for repositioning and redevelopment projects, if any.

5)
A comparable lease is a lease that is executed for the exact same space (location and square feet) in which a tenant was previously located. For a lease to be considered comparable, it must have been executed within 365 days from the earlier of legal possession or the day the prior tenant physically vacated the space.

6)	The comparable rent spread compares the percentage increase (or decrease) of new or renewal leases (excluding options) to the expiring lease of a unit that was occupied within the past twelve months.

7)	The portfolio retention rate is calculated by dividing (a) total square feet of retained tenants with current period lease expirations by (b) the square feet of leases expiring during the period.

Results of Operations
Due to the timing of the closing of the Merger with REIT II, there is no financial data included related to the acquired properties in our results of operations prior to its closing on November 16, 2018. The variances to 2018 are primarily related to the Merger unless otherwise stated.
Effective January 1, 2019, we adopted ASU 2016-02, Leases. This standard was adopted in conjunction with the related updates, ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Leases (Topic 842): Targeted Improvements; ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, and ASU 2019-01, Leases (Topic 842): Codification Improvements, collectively “ASC 842.” ASC 842 requires us to recognize changes in the collectability assessment for our leases in which we are the lessor as an adjustment to rental income. As such, the change in our collectability assessment for the year ended December 31, 2019 was recorded as a decrease to rental revenues. No similar adjustment was made to revenue in 2018.
Further, ASC 842 requires lessors to exclude from variable payments all costs paid by a lessee directly to a third party, which precludes our recognition of real estate tax payments made by tenants directly to third parties as recoverable revenue or expense. As such, we recognized no applicable real estate tax revenue for these direct payments during the year ended December 31, 2019. As the recorded revenue in prior periods was completely offset by the recorded expense, this has no net impact to earnings.

Summary of Operating Activities for the Years Ended December 31, 2019 and 2018

			Favorable (Unfavorable) Change
(dollars in thousands, except per share amounts)	2019	2018	$	%(1)
Operating Data:
Total revenues	$536,706	$430,392	$106,314	24.7%
Property operating expenses	(90,900)	(77,209)	(13,691)	(17.7)%
Real estate tax expenses	(70,164)	(55,335)	(14,829)	(26.8)%
General and administrative expenses	(48,525)	(50,412)	1,887	3.7%
Depreciation and amortization	(236,870)	(191,283)	(45,587)	(23.8)%
Impairment of real estate assets	(87,393)	(40,782)	(46,611)	(114.3)%
Interest expense, net	(103,174)	(72,642)	(30,532)	(42.0)%
Gain on sale or contribution of property, net	28,170	109,300	(81,130)	(74.2)%
Transaction expenses	—	(3,331)	3,331	NM
Other expense, net	(676)	(1,723)	1,047	60.8%
Net (loss) income	(72,826)	46,975	(119,801)	NM
Net loss (income) attributable to noncontrolling interests	9,294	(7,837)	17,131	NM
Net (loss) income attributable to stockholders	$(63,532)	$39,138	$(102,670)	NM

(1)	Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Below are explanations of the significant fluctuations in our results of operations for the years ended December 31, 2019 and 2018.
Total Revenues increased $106.3 million as follows:

•
$132.7 million increase related to the Merger with REIT II, including $158.0 million from the properties acquired, partially offset by a reduction of $25.3 million in management fee revenue previously received from the acquired properties;

•
$9.0 million increase related to properties acquired before January 1, 2018, primarily driven by an increase in average occupancy from 93.5% to 94.0% and a $0.23 increase in average ABR per square foot as compared to the year ended December 31, 2018;

•
$26.9 million decrease related to our disposition or contribution of 46 properties and partially offset by our acquisition of ten properties since January 1, 2018. This includes a net decrease of $31.1 million from property revenues, partially offset by a $4.2 million increase in fee and management income received from the joint ventures included as Managed Funds; and

•
$8.5 million decrease related to the adoption of ASC 842, which included a $5.7 million decrease related to the change in presentation of real estate tax payments paid directly by tenants to third parties, and a $2.8 million decrease related to the change in presentation of our assessment of lease collectability.

Property Operating Expenses increased $13.7 million as follows:

•	$16.9 million increase related to the properties acquired in the Merger with REIT II;

•	$2.4 million decrease related to our net disposition activity and operating expenses from our management activities; and

•
$0.8 million decrease related to properties acquired before January 1, 2018 primarily due to the change in presentation of lease collectability resulting from the adoption of ASC 842, partially offset by higher recoverable costs.

Real Estate Taxes increased $14.8 million as follows:

•	$22.0 million increase related to the properties acquired in the Merger with REIT II;

•	$2.2 million increase related to properties acquired before January 1, 2018;

•	$3.7 million decrease related to our net disposition activity; and

•	$5.7 million decrease related to the change in presentation of real estate tax payments paid directly by tenants to third parties due to the adoption of ASC 842.
General and Administrative Expenses:

•
The $1.9 million decrease in general and administrative expenses was primarily related to a decrease in compensation and legal expenses, partially offset by higher investor relations expenses for our merger with REIT II.

Impairment of Real Estate Assets:

•
Our increase in impairment of real estate assets of $46.6 million is related to assets under contract or actively marketed for sale at a disposition price that was less than the carrying value. Upon disposition, we used the proceeds to reduce our leverage, fund redevelopment opportunities in owned centers, and fund acquisitions. We continue to sell properties where we believe our growth potential has been maximized or that are at risk of future deterioration. As such, we may potentially recognize impairment charges in future quarters.

Interest Expense, Net:
•The $30.5 million increase was largely due to $464.5 million of debt assumed and new debt entered into in connection with the Merger. Interest Expense, Net was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018
Interest on revolving credit facility, net	$1,827	$2,261
Interest on term loans, net	62,745	41,190
Interest on secured debt	23,048	24,273
Loss (gain) on extinguishment or modification of debt, net	2,238	(93)
Non-cash amortization and other	13,316	5,011
Interest expense, net	$103,174	$72,642

Weighted-average interest rate as of end of year	3.4%	3.5%
Weighted-average term (in years) as of end of year	5.0	4.9
Gain on Sale or Contribution of Property, Net:

•
The $81.1 million decrease was primarily related to the sale of 21 properties with a gain of $28.2 million during the year ended December 31, 2019, as compared to the sale or contribution of 25 properties (including 17 properties sold or contributed to GRP I) with a gain of $109.3 million during the year ended December 31, 2018.

Transaction Expenses:

•
Transaction expenses of $3.3 million associated with GRP I, the Merger, and other acquisitions were incurred during the year ended December 31, 2018, which included third-party professional fees, such as financial advisory, consulting, accounting, legal, and tax fees.

Other Expense, Net decreased $1.0 million primarily as follows:

•	$9.0 million increase in income related to fluctuations in the fair value of our earn-out liability (see Note 18 for more detail);

•
$1.4 million increase in income from our unconsolidated joint ventures, primarily due to our share of gains on the disposition of five properties by NRP, partially offset by non-cash basis adjustments during the year ended December 31, 2019;

•	$1.3 million increase in income attributable to the favorable settlement of property acquisition-related liabilities;

•
$9.7 million expense related to impairment charges, comprised of a $7.8 million impairment recorded on a corporate intangible asset and a $1.9 million impairment recorded on a receivable for organization and offering costs from the suspension of the REIT III public offering in June 2019 prior to the merger with REIT III in October 2019 (see Notes 17 and 18 for more detail); and

•	$0.8 million increase in expense related to state and local income taxes and other miscellaneous items.

Summary of Operating Activities for the Years Ended December 31, 2018 and 2017
For a discussion of the year-to-year comparisons in the results of operations for the years ended December 31, 2018 and 2017, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Annual Report on Form 10-K, filed with the SEC on March 13, 2019.
Non-GAAP Measures
Pro Forma Same-Center Net Operating Income—Same-Center NOI represents the NOI for the properties that were owned and operational for the entire portion of both comparable reporting periods. For purposes of evaluating Same-Center NOI on a comparative basis, we are presenting Pro Forma Same-Center NOI, which is Same-Center NOI on a pro forma basis as if the Merger had occurred on January 1, 2018. This perspective allows us to evaluate Same-Center NOI growth over a comparable period. As of December 31, 2019, we had 276 same-center properties, including 84 same-center properties acquired in the Merger. Pro Forma Same-Center NOI is not necessarily indicative of what actual Same-Center NOI growth would have been if the Merger had occurred on January 1, 2018, nor does it purport to represent Same-Center NOI growth for future periods.
Pro Forma Same-Center NOI highlights operating trends such as occupancy rates, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Pro Forma Same-Center NOI may not be comparable to other REITs.
Pro Forma Same-Center NOI should not be viewed as an alternative measure of our financial performance because it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, depreciation and amortization, interest expense, other income (expense), or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties that could materially impact our results from operations.
The table below compares Pro Forma Same-Center NOI for the years ended December 31, 2019 and 2018 (dollars in thousands):

	2019	2018(1)	$ Change	% Change
Revenues:
Rental income(2)	$352,409	$350,790	$1,619
Tenant recovery income	120,011	119,049	962
Other property income	2,522	1,937	585
Total revenues	474,942	471,776	3,166	0.7%
Operating expenses:
Property operating expenses(2)	69,543	73,957	(4,414)
Real estate taxes(2)	65,778	70,176	(4,398)
Total operating expenses	135,321	144,133	(8,812)	(6.1)%
Total Pro Forma Same-Center NOI	$339,621	$327,643	$11,978	3.7%

(1)
Adjusted for the same-center operating results of the Merger prior to the transaction date in 2018. For additional information and details about REIT II operating results included herein, refer to the REIT II Same-Center NOI table below.

(2)
Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income. In accordance with ASC 842, revenue amounts deemed uncollectible are included as an adjustment to rental income for 2019 as compared to property operating expense in 2018. Additionally, in accordance with ASC 842, real estate tax payments made by tenants directly to third parties are no longer recognized as recoverable revenue or expense in 2019.

Pro Forma Same-Center Net Operating Income Reconciliation—Below is a reconciliation of Net (Loss) Income to Pro Forma Same-Center NOI for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Net (loss) income	$(72,826)	$46,975
Adjusted to exclude:
Fees and management income	(11,680)	(32,926)
Straight-line rental income	(9,079)	(5,173)
Net amortization of above- and below-market leases	(4,185)	(3,949)
Lease buyout income	(1,166)	(519)
General and administrative expenses	48,525	50,412
Depreciation and amortization	236,870	191,283
Impairment of real estate assets	87,393	40,782
Interest expense, net	103,174	72,642
Gain on sale or contribution of property, net	(28,170)	(109,300)
Other	676	4,720
Property operating expenses related to fees and management income	6,264	17,503
NOI for real estate investments	355,796	272,450
Less: Non-same-center NOI(1)	(16,175)	(44,194)
NOI from same-center properties acquired in the Merger, prior to acquisition	—	99,387
Total Pro Forma Same-Center NOI	$339,621	$327,643

(1)	Includes operating revenues and expenses from non-same-center properties which includes properties acquired, sold, or contributed, and corporate activities.
Pro Forma Same-Center Properties—Below is a breakdown of our property count, including same-center properties by origin as well as non-same-center properties:

2019
Same-center properties owned since January 1, 2018	192
Same-center properties acquired in the Merger	84
Non-same-center properties	11
Total properties	287
REIT II Same-Center Net Operating Income—NOI from the REIT II properties acquired in the Merger, prior to acquisition, was obtained from the accounting records of REIT II without adjustment. The accounting records were subject to internal review by us. The table below provides Same-Center NOI detail for the non-ownership periods of REIT II (in thousands):

2018
Revenues:
Rental income(1)	$106,711
Tenant recovery income	40,354
Other property income	828
Total revenues	147,893
Operating expenses:
Property operating expenses	24,808
Real estate taxes	23,698
Total operating expenses	48,506
Total Same-Center NOI	$99,387

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.

Funds from Operations and Core Funds from Operations—FFO is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) attributable to common stockholders computed in accordance with GAAP, excluding gains (or losses) from sales of property and gains (or losses) from change in control, plus depreciation and amortization, and after adjustments for impairment losses on real estate and impairments of in-substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We calculate FFO Attributable to Stockholders and Convertible Noncontrolling Interests in a manner consistent with the NAREIT definition, with an additional adjustment made for noncontrolling interests that are not convertible into common stock.
To better align with publicly traded REITs, we are presenting Core FFO in place of Modified Funds from Operations. Core FFO is an additional performance financial measure used by us as FFO includes certain non-comparable items that affect our performance over time. We believe that Core FFO is helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods. We believe it is more reflective of our core operating performance and provides an additional measure to compare our performance across reporting periods on a consistent basis by excluding items that may cause short-term fluctuations in net income (loss). To arrive at Core FFO, we adjust FFO attributable to stockholders and convertible noncontrolling interests to exclude certain recurring and non-recurring items including, but not limited to, depreciation and amortization of corporate assets, gains or losses on the extinguishment or modification of debt, transaction and acquisition expenses, and amortization of unconsolidated joint venture basis differences.
FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and Core FFO should not be considered alternatives to net income (loss) or income (loss) from continuing operations under GAAP, as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions. Core FFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated.
Accordingly, FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and Core FFO should be reviewed in connection with other GAAP measurements, and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Our FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and Core FFO, as presented, may not be comparable to amounts calculated by other REITs.

The following table presents our calculation of FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and Core FFO and provides additional information related to our operations (in thousands except per share amounts):

	2019	2018(1)	2017(1)
Calculation of FFO Attributable to Stockholders and Convertible Noncontrolling Interests
Net (loss) income	$(72,826)	$46,975	$(41,718)
Adjustments:
Depreciation and amortization of real estate assets	231,023	177,504	127,771
Impairment of real estate assets	87,393	40,782	—
Gain on sale or contribution of property, net	(28,170)	(109,300)	(1,760)
Adjustments related to unconsolidated joint ventures	(128)	560	—
FFO attributable to the Company	217,292	156,521	84,293
Adjustments attributable to noncontrolling interests not convertible into common stock	(282)	(299)	(143)
FFO attributable to stockholders and convertible noncontrolling interests	$217,010	$156,222	$84,150
Calculation of Core FFO
FFO attributable to stockholders and convertible noncontrolling interests	$217,010	$156,222	$84,150
Adjustments:
Depreciation and amortization of corporate assets	5,847	13,779	2,900
Change in fair value of earn-out liability and derivatives	(7,500)	2,393	(201)
Other impairment charges	9,661	—	—
Amortization of unconsolidated joint venture basis differences	2,854	167	—
Noncash vesting of Class B units and termination of affiliate arrangements	—	—	29,491
Loss (gain) on extinguishment or modification of debt, net	2,238	(93)	(572)
Transaction and acquisition expenses	598	3,426	16,243
Other	158	232	—
Core FFO	$230,866	$176,126	$132,011

FFO Attributable to Stockholders and Convertible Noncontrolling Interests/Core FFO per share
Weighted-average common shares outstanding - diluted(2)	327,510	241,367	196,506
FFO Attributable to Stockholders and Convertible Noncontrolling Interests per share - diluted	$0.66	$0.65	$0.43
Core FFO per share - diluted	$0.70	$0.73	$0.67

(1)
In 2019 we are presenting Core FFO in place of Modified Funds from Operations to better align with our publicly traded peers. Prior years have been updated to conform with the presentation of Core FFO. Additionally, outside of our transition to presenting Core FFO, certain prior period amounts have been reclassified to conform with current year presentation.

(2)
Restricted stock awards were dilutive to FFO Attributable to Stockholders and Convertible Noncontrolling Interests and Core FFO for the years ended December 31, 2019, 2018, and 2017, and, accordingly, their impact was included in the weighted-average common shares used to calculate diluted FFO Attributable to Stockholders and Convertible Noncontrolling Interests/Core FFO per share. For the years ended December 31, 2019 and 2017, restricted stock awards with a weighted-average impact of approximately 400,000 and 9,000 shares had an anti-dilutive effect upon the calculation of earnings per share, as further detailed in Note 16, and thus were excluded. As these shares were not anti-dilutive to diluted FFO and Core FFO per share, they are included above.

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	cash distributions to stockholders;

•	capital expenditures and leasing costs;

•	investments in real estate;

•	redevelopment and repositioning projects; and

•	principal and interest payments on our outstanding indebtedness.
We expect our primary sources of liquidity to be:

•	operating cash flows;

•	proceeds received from the disposition of properties;

•	reinvested distributions;

•	proceeds from debt financings, including borrowings under our unsecured credit facility;

•	distributions received from joint ventures; and

•	available, unrestricted cash and cash equivalents.
We believe our sources of cash will provide adequate liquidity to fund our obligations.
Debt—The following table summarizes information about our debt as of December 31, 2019 and 2018 (dollars in thousands):

	2019	2018
Total debt obligations, gross	$2,372,521	$2,461,438
Weighted average interest rate	3.4%	3.5%
Weighted average maturity	5.0	4.9

Revolving credit facility capacity	$500,000	$500,000
Revolving credit facility availability(1)	489,805	426,182
Revolving credit facility maturity(2)	October 2021	October 2021

(1)	Net of any outstanding balance and letters of credit.

(2)	The revolving credit facility has an additional option to extend the maturity to October 2022.
In December 2019, we executed a $200 million fixed-rate secured loan maturing in January 2030. The proceeds from this loan, along with proceeds from property dispositions, were used to pay down $265.9 million of term loan debt maturing in 2020 and 2021. An additional $30.0 million of term loan debt was paid off in January 2020. Following this activity our next term loan maturity is in 2022.
In September 2019, we repriced a $200 million term loan, lowering the interest rate spread from 1.75% over LIBOR to 1.25% over LIBOR, while maintaining the current maturity of September 2024. In October 2019, we repriced a $175 million term loan from a spread of 1.75% over LIBOR to 1.25% over LIBOR, while maintaining the current maturity of October 2024. The debt repricings will save approximately $1.9 million in interest annually.
In connection with the Merger in November 2018, we assumed from REIT II unsecured term loans and secured mortgage debt with a combined fair value of $464.5 million, and refinanced $548.3 million of debt. At the closing of the Merger, we established two term loans for $300 million and $100 million maturing in November 2023 and May 2024, respectively. We also exercised an accordion feature on an existing term loan, adding $217.5 million in new debt maturing in May 2025, including a delayed draw feature of $60.0 million exercised in May 2019. The funds from these financings were used at the time of closing to pay down REIT II’s remaining debt, pay off a $175 million PECO term loan maturing in February 2020, and pay off PECO’s existing revolving credit facility.
Proceeds from the GRP I joint venture in November 2018 were used to pay down a $100 million term loan maturing in February 2019 and the outstanding balance on the revolving credit facility. Additionally, GRP I assumed an existing secured loan facility of $175 million, for which we retained the obligation of limited guarantor (see Notes 8 and 17 for more detail).
Our debt is subject to certain covenants, and, as of December 31, 2019, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the short- and long-term. Our debt to total enterprise value and debt covenant compliance as of December 31, 2019 allow us access to future borrowings as needed.

The following table presents our calculation of net debt to total enterprise value, inclusive of our prorated portion of net debt owned through our joint ventures, as of December 31, 2019 and 2018 (dollars in thousands):

	2019	2018
Net debt:
Total debt, excluding market adjustments and deferred financing expenses	$2,421,520	$2,522,432
Less: Cash and cash equivalents	18,376	18,186
Total net debt	$2,403,144	$2,504,246
Enterprise value:
Total net debt	$2,403,144	$2,504,246
Total equity value(1)	3,682,161	3,583,029
Total enterprise value	$6,085,305	$6,087,275

Net debt to total enterprise value	39.5%	41.1%
(1) Total equity value is calculated as the number of common shares and OP units outstanding multiplied by the EVPS at the end of the period. There were 331.7 million and 324.6 million diluted shares outstanding as of December 31, 2019 and 2018, respectively.
Capital Expenditures and Redevelopment Activity—We make capital expenditures during the course of normal operations. Maintenance capital expenditures represent costs to fund major replacements and betterments to our centers. Tenant improvements represent tenant-specific costs incurred to lease space. In addition, we evaluate our portfolio on an ongoing basis to identify opportunities for value-enhancing anchor space repositioning and redevelopment, ground-up outparcel development, and other accretive projects. We expect these opportunities to increase the overall yield and value of our properties, which will allow us to generate higher returns for our stockholders while creating great grocery-anchored shopping center experiences.
As of and for the year ended December 31, 2019, we had 27 development and redevelopment projects completed or in process, which we estimate will comprise a total investment of $78.1 million. We expect the projects to stabilize within 24 months, with the remaining spend of $37.0 million expected to be completed in 2020. We anticipate that obligations related to capital improvements as well as redevelopment and development in 2020 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving line of credit. Below is a summary of our capital spending activity for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Capital expenditures for real estate:
Maintenance capital and tenant improvements	$33,842	$23,797
Redevelopment and development	37,488	21,032
Total capital expenditures for real estate	71,330	44,829
Corporate asset capital expenditures	1,988	2,447
Capitalized indirect costs(1)	2,174	1,704
Total capital spending activity	$75,492	$48,980

(1)	Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
We target an average incremental yield of 8% - 11% for development and redevelopment projects. Incremental yield reflects the unleveraged incremental NOI generated by each project upon expected stabilization and is calculated as incremental NOI divided by net project investment. Incremental NOI is the difference between the NOI expected to be generated by the stabilized project and the forecasted NOI without the planned improvements. Incremental yield does not include peripheral impacts, such as lease rollover risk or the impact on the long term value of the property upon sale or disposition.

Merger and Acquisition Activity—We continually monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. Below is a summary of our merger and acquisition activity for the years ended December 31, 2019 and 2018 (dollars and square feet in thousands):

	Number of Properties Acquired(1)	Number of Outparcels Acquired(1)	Square Feet	Cash Paid, Net of Cash Acquired
2019:
REIT III merger	3	—	251	$16,996
Third-party acquisitions	2	2	213	71,722
2018:
REIT II Merger	86	—	10,342	363,519
Third-party acquisitions	5	2	543	87,068

(1)	Number of properties and outparcels excludes those owned through our unconsolidated joint ventures that were acquired in our mergers with REIT II and REIT III.
Disposition and Contribution Activity—We are actively evaluating our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. Seeding joint venture portfolios, such as our investment in GRP I, is another desirable growth strategy as we retain ownership interests in the seeded properties while simultaneously increasing our high-margin fee revenue earned through the provision of management services to those properties. The following table highlights our property dispositions to third parties as well as the properties sold or contributed to GRP I during the years ended December 31, 2019 and 2018. We expect to continue to make strategic dispositions into 2020 (dollars and square feet in thousands):

	Number of Properties Sold or Contributed	Number of Outparcels Sold or Contributed	Square Feet	Gross Proceeds	Gain on Sale or Contribution
2019:
Dispositions	21	1	2,564	$223,083	$30,039
2018:
GRP I sale or contribution	17	—	1,908	161,846	92,543
Dispositions	8	—	907	82,145	16,757

Distributions—Distributions to our common stockholders and OP unit holders, including key financial metrics for comparison purposes, for the years ended December 31, 2019 and 2018, are as follows (in thousands):

Cash distributions to OP unit holders	Net cash provided by operating activities

Cash distributions to common stockholders	FFO attributable to stockholders and nonconvertible noncontrolling interests(1)

Distributions reinvested through the DRIP

(1)
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Core Funds from Operations for the definition of FFO, information regarding why we present FFO, as well as a reconciliation of this non-GAAP financial measure to Net Income (Loss).

During the years ended December 31, 2019 and 2018, we paid monthly distributions of $0.05583344 per share. We expect to continue paying distributions monthly (subject to Board authorization) unless our results of operations, our general financial condition, general economic conditions, or other factors, as determined by our Board, make it imprudent to do so. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code (the “Code”).
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
Cash Flow Activities—As of December 31, 2019, we had cash and cash equivalents and restricted cash of $95.1 million, a net cash increase of $10.8 million during the year ended December 31, 2019.

Below is a summary of our cash flow activity for the years ended December 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Net cash provided by operating activities	$226,875	$153,291	$73,584	48.0%
Net cash provided by (used in) investing activities	64,183	(258,867)	323,050	(124.8)%
Net cash (used in) provided by financing activities	(280,254)	162,435	(442,689)	NM
Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:

•
Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. Our change in cash flows from property operations primarily results from owning a larger portfolio year-over-year as a result of the Merger with REIT II. Partially offsetting this during the year ended December 31, 2019 was a decrease of $8.4 million attributable to fluctuations in working capital accounts during the normal course of our property operations. We also experienced a decrease in general and administrative expenses from the prior year.

•
Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $11.7 million for the year ended December 31, 2019, a decrease of $21.2 million as compared to the same period in 2018, primarily due to fee and management income no longer received from the properties acquired in the Merger with REIT II and the merger with REIT III, partially offset by increased fee and management income as a result of our two new joint ventures.

•
Cash paid for interest—During the year ended December 31, 2019, we paid $89.4 million for interest, an increase of $21.8 million over the same period in 2018. This increase was largely due to $464.5 million of debt assumed and new debt entered into in connection with the Merger with REIT II.

Investing Activities—Our net cash provided by (used in) investing activities was primarily impacted by the following:

•
Real estate acquisitions—During the year ended December 31, 2019, outside of the merger with REIT III, we acquired two properties and two outparcels for a total cash outlay of $71.7 million. During the year ended December 31, 2018, outside of the Merger with REIT II, we acquired five properties and two outparcels for a total cash outlay of $87.1 million.

•
Real estate dispositions and sales and contributions to joint venture—During the year ended December 31, 2019, we disposed of 21 properties and one outparcel for a net cash inflow of $223.1 million. During the year ended December 31, 2018, we disposed of 25 properties, which included 17 properties sold or contributed to the GRP I joint venture for a net cash inflow of $161.8 million, and eight properties sold outside of the GRP I joint venture for a net cash inflow of $78.7 million.

•
Mergers—During the year ended December 31, 2019, in connection with our merger with REIT III, we acquired three properties and a 10% equity interest in GRP II, a joint venture that owns three properties with Northwestern Mutual, for a net cash outlay of $17.0 million. During the year ended December 31, 2018, in connection with our Merger with REIT II, we acquired 86 properties and a 20% interest in a joint venture for a net cash outlay of $363.5 million (see Notes 4 and 8 for more detail).

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the year ended December 31, 2019, we paid $75.5 million for capital expenditures, an increase of $26.5 million over the same period in 2018, primarily driven by our investment in value-added redevelopment and new development in our existing centers as well as other building improvements due to our larger portfolio. Additionally, tenant improvements have increased due to higher leasing activity for a larger portfolio.

Financing Activities—Our net cash (used in) provided by financing activities was primarily impacted by the following:

•
Debt borrowings and payments—Cash from financing activities is primarily affected by inflows from borrowings and outflows from payments on debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. During the year ended December 31, 2019, our net borrowings decreased $89.1 million, primarily using cash received from the disposition of properties. During the year ended December 31, 2018, our net borrowings increased $325.0 million primarily due to debt assumed from the Merger with REIT II.

•
Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $43.4 million during the year ended December 31, 2019, as compared to the same period in 2018, primarily due to the increase in common stockholders as a result of the Merger with REIT II.

•
Share repurchases—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations (see Note 14 for more detail). Cash outflows for share repurchases decreased by $18.5 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Off-Balance Sheet Arrangements
Upon completion of the PELP transaction, we assumed PELP’s obligation as the limited guarantor for up to $200 million, capped at $50 million in most instances, of NRP’s debt. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor.
As a part of the GRP I Joint Venture, GRP I assumed from us a $175 million mortgage loan for which we retained the obligation of limited guarantor. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor. We entered into a separate agreement with Northwestern Mutual in which we agreed to apportion any potential liability under this guaranty between us and them based on our ownership percentage.

Contractual Commitments and Contingencies
We have debt obligations related to both our secured and unsecured debt. In addition, we have operating leases pertaining to office equipment for our business as well as ground leases at certain of our shopping centers. The table below excludes obligations related to tenant allowances and improvements because such amounts are not fixed or determinable. However, we believe we currently have sufficient financing in place to fund any such amounts as they arise through cash from operations or borrowings. The following table details our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
Debt obligations - principal payments(1)	$2,372,078	$9,997	$117,134	$436,905	$379,569	$503,165	$925,308
Debt obligations - interest payments(2)	407,808	82,815	79,972	67,467	59,255	44,894	73,405
Operating lease obligations	12,832	4,477	723	684	529	404	6,015
Finance lease obligations	454	295	98	26	20	15	—
Total	$2,793,172	$97,584	$197,927	$505,082	$439,373	$548,478	$1,004,728

(1)
The revolving credit facility, which matures in October 2021, has options to extend the maturity to October 2022. As of December 31, 2019, we have no outstanding balance on our revolving credit facility.

(2)	Future variable-rate interest payments are based on interest rates as of December 31, 2019, including the impact of our swap agreements.
Our portfolio debt instruments and the unsecured revolving credit facility contain certain covenants and restrictions. The following is a list of certain restrictive covenants specific to the unsecured revolving credit facility that were deemed significant:

•	limits the ratio of debt to total asset value, as defined, to 60% or less with a surge to 65% following a material acquisition;

•	requires the fixed-charge ratio, as defined, to be 1.5:1 or greater, or 1.4:1 following a material acquisition; and

•	limits the ratio of cash dividend payments to FFO, as defined, to 95%.

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
Real Estate Acquisition Accounting—Most of our real estate acquisition activity, including the Merger, does not meet the definition of a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs are capitalized and amortized over the life of the related assets, and there is no recognition of goodwill. Costs incurred related to properties that were not ultimately acquired were expensed and recorded in Other (Expense) Income on the consolidated statements of operations.
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
Valuation of Real Estate Assets—We periodically review our owned real estate properties for evidence of impairment. Particular examples of events and changes in circumstances that could indicate potential impairments are significant decreases in occupancy, operating income, and market values or planned dispositions in which a published or contract price is less than the current carrying value of the assets being targeted for disposition. When indicators of potential impairment suggest that the carrying value of our real estate may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, estimated sales price, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of these assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate assets as defined by Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment. During the year ended December 31, 2019, we recorded $87.4 million in impairment of real estate assets.
Properties classified as real estate held for sale represent properties that are under contract for sale and where the applicable pre-sale due diligence period has expired prior to the end of the reporting period. When a property is identified as held-for-sale we compare the contract sales price of the property, net of estimated selling costs, to the net book value of the property. If the estimated net sales price of the property is less than the net book value, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.
In accounting for our investment in real estate assets, we have to employ a significant amount of judgment in the inputs that we select for impairment testing and other analyses. We select these inputs based on all available evidence and using techniques that are commonly employed by other real estate companies. Some examples of these inputs are projected revenue and expense growth rates, estimates of future cash flows, capitalization rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows, as well as to estimate and determine fair values, impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
Rental Income—A majority of our revenue is lease revenue derived from our real estate assets, to which we are the lessor. On January 1, 2019, we adopted ASC Topic 842, Leases, on a modified-retrospective approach. Beginning January 1, 2019, we evaluate whether a lease is an operating, sales-type, or direct financing lease using the criteria established in ASC 842. Leases will be considered either sales-type or direct financing leases if any of the following criteria are met:

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

We utilize substantial judgment in determining the fair value of the leased asset, the economic life of the leased asset, and the relevant borrowing rate in performing our lease classification analysis. If none of the criteria listed above are met, the lease is classified as an operating lease. Currently, all of our leases are classified as operating leases, and we expect that the majority, if not all, of our leases will continue to be classified as operating leases based upon our typical lease terms.
We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred. A portion of our tenants reimburse operating costs on a fixed-rate basis, and in those circumstances, operating expense reimbursements due to us are recorded on a straight-line basis. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ materially from the estimated reimbursement.
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
As of December 31, 2019, we had nine interest rate swaps that fixed LIBOR on $1.4 billion of our unsecured term loan facilities.
As of December 31, 2019, we had not fixed the interest rate on $250.5 million of our unsecured debt through derivative financial instruments, and as a result we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. The impact on our results of operations of a one-percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2019, would result in approximately $2.5 million of additional interest expense annually. The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure. For further discussion of certain quantitative details related to our interest rate swaps, see Note 11.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2019.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

w PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2020, and is hereby incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2020, and is hereby incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2020, and is hereby incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2020, and is hereby incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2020, and is hereby incorporated by reference into this Form 10-K.

w PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statement Schedules
See the Index to Consolidated Financial Statements on page F-1 of this report.
(b) Exhibits

Ex.	Description
Contribution Agreement
2.1
Contribution Agreement, dated as of May 18, 2017, between Phillips Edison Grocery Center REIT I, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., and the Contributors Listed Therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 23, 2017)

2.2
Amendment to Contribution Agreement, between Phillips Edison & Company, Inc. (f/k/a Phillips Edison Grocery Center REIT I, Inc.), Phillips Edison Grocery Center Operating Partnership I, L.P., and the Contributors listed therein, dated as of March 12, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K filed March 23, 2019)

Charter
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

Dividend Reinvestment Plan
4.2	Third Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed October 31, 2019)
Share Repurchase Program
4.3
Phillips Edison & Company, Inc. Third Amended and Restated Share Repurchase Program, dated August 7, 2019. (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2019)

Agreement of Limited Partnership of Operating Partnership
4.4
Fourth Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P., dated March 31, 2018 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 30, 2018)

Tax Protection Agreement
10.1
Tax Protection Agreement dated as of October 4, 2017 by and among Phillips Edison & Company, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P. and each Protected Partner identified as a signatory on Schedule I, as amended from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 11, 2017)

Equityholder Agreement
10.2
Equityholder Agreement dated October 4, 2017 by and among Phillips Edison & Company, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P. and each of the individuals signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 11, 2017)

Property Management, Leasing and Construction Management Agreement
10.3	Form of Property Management, Leasing and Construction Management Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2018)
Debt Agreements
10.4
Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and PNC Bank, National Association as administrative agent, dated November 16, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 19, 2018)

Ex.	Description
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
10.8
Amended and Restated 2010 Independent Director Stock Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-164313) filed August 11, 2010)

10.9
Form of Restricted Stock Grant Agreement for Independent Director Stock Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-212876) filed August 3, 2016)

10.10	Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.11
Agreement Regarding Phillips Edison Limited Partnership Restricted Management Units and Phillips Edison Grocery Center Operating Partnership I, L.P. Phantom Units dated October 4, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*

10.12	Phillips Edison and Company, Inc. Amended & Restated Executive Severance and Change in Control Plan dated March 11, 2020*
10.13	Equity Vesting Agreement with Devin Murphy dated October 2, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.14	Participation Agreement for Jeffrey Edison dated October 4, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.15	Participation Agreement for Devin Murphy dated October 4, 2017 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.16	Participation Agreement for Robert Myers dated October 4, 2017 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.17	Participation Agreement for Tanya Brady dated March 12, 2019 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 13, 2019)*
10.18	Participation Agreement for John Caulfield dated August 7, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2019)*
10.19	Form of Time-Based Restricted Stock Unit Award Agreement for Executives (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 13, 2019)*
10.20	Form of Performance Restricted Stock Unit Award Agreement for Executives (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 13, 2019)*
10.21	2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 12, 2019 (incorporated by reference to Exhibit 10.26 on Form 10-K filed March 13, 2019)*
10.22	Amendment to 2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 11, 2020*
10.23	2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 12, 2019 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed March 13, 2019)*
10.24	Amendment to 2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 11, 2020*
10.25	Form of 2020 Time-Based Restricted Stock Unit Award Agreement for Executives*
10.26	Form of 2020 Performance-Based Restricted Stock Unit Award Agreement for Executives*
21.1	Subsidiaries of the Company**
23.1	Consent of Deloitte & Touche LLP**
23.2	Consent of Duff & Phelps, LLC**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows

* Management Contract or Compensatory Plan
** Filed herewith

ITEM 16. FORM 10-K SUMMARY
Not applicable.

*
All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Phillips Edison & Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips Edison & Company, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
March 11, 2020

We have served as the Company's auditor since 2009.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018
(In thousands, except per share amounts)

	2019	2018
ASSETS
Investment in real estate:
Land and improvements	$1,552,562	$1,598,063
Building and improvements	3,196,762	3,250,420
In-place lease assets	442,729	464,721
Above-market lease assets	65,946	67,140
Total investment in real estate assets	5,257,999	5,380,344
Accumulated depreciation and amortization	(731,560)	(565,507)
Net investment in real estate assets	4,526,439	4,814,837
Investment in unconsolidated joint ventures	42,854	45,651
Total investment in real estate assets, net	4,569,293	4,860,488
Cash and cash equivalents	17,820	16,791
Restricted cash	77,288	67,513
Corporate intangible assets, net	2,439	14,054
Goodwill	29,066	29,066
Other assets, net	126,251	158,201
Real estate investment and other assets held for sale	6,038	17,364
Total assets	$4,828,195	$5,163,477
LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,354,099	$2,438,826
Below-market lease liabilities, net	112,319	131,559
Earn-out liability	32,000	39,500
Deferred income	15,955	14,025
Derivative liability	20,974	3,633
Accounts payable and other liabilities	124,054	123,037
Total liabilities	2,659,401	2,750,580
Commitments and contingencies (Note 13)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 289,047 and 279,803
shares issued and outstanding at December 31, 2019 and 2018, respectively	2,890	2,798
Additional paid-in capital	2,779,130	2,674,871
Accumulated other comprehensive (loss) income (“AOCI”)	(20,762)	12,362
Accumulated deficit	(947,252)	(692,045)
Total stockholders’ equity	1,814,006	1,997,986
Noncontrolling interests	354,788	414,911
Total equity	2,168,794	2,412,897
Total liabilities and equity	$4,828,195	$5,163,477

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(In thousands, except per share amounts)

	2019	2018	2017
Revenues:
Rental income	$522,270	$395,790	$301,901
Fees and management income	11,680	32,926	8,156
Other property income	2,756	1,676	1,486
Total revenues	536,706	430,392	311,543
Operating Expenses:
Property operating	90,900	77,209	53,824
Real estate taxes	70,164	55,335	43,456
General and administrative	48,525	50,412	36,878
Depreciation and amortization	236,870	191,283	130,671
Impairment of real estate assets	87,393	40,782	—
Vesting of Class B units	—	—	24,037
Termination of affiliate arrangements	—	—	5,454
Total operating expenses	533,852	415,021	294,320
Other:
Interest expense, net	(103,174)	(72,642)	(45,661)
Gain on sale or contribution of property, net	28,170	109,300	1,760
Transaction expenses	—	(3,331)	(15,713)
Other (expense) income, net	(676)	(1,723)	673
Net (loss) income	(72,826)	46,975	(41,718)
Net loss (income) attributable to noncontrolling interests	9,294	(7,837)	3,327
Net (loss) income attributable to stockholders	$(63,532)	$39,138	$(38,391)
Earnings per common share:
Net (loss) income per share attributable to stockholders - basic and diluted (See Note 16)	$(0.22)	$0.20	$(0.21)

Comprehensive (loss) income:
Net (loss) income	$(72,826)	$46,975	$(41,718)
Other comprehensive (loss) income:
Change in unrealized value on interest rate swaps	(38,274)	(4,156)	4,580
Comprehensive (loss) income	(111,100)	42,819	(37,138)
Net loss (income) attributable to noncontrolling interests	9,294	(7,837)	3,327
Other comprehensive loss attributable to noncontrolling interests	5,150	22	—
Comprehensive (loss) income attributable to stockholders	$(96,656)	$35,004	$(33,811)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2017	185,062	$1,851	$1,627,098	$11,916	$(439,484)	$1,201,381	$23,406	$1,224,787
Dividend reinvestment plan (“DRIP”)	4,785	47	49,079	—	—	49,126	—	49,126
Share repurchases	(4,617)	(46)	(47,111)	—	—	(47,157)	—	(47,157)
Change in unrealized value on interest rate swaps	—	—	—	4,580	—	4,580	—	4,580
Common distributions declared, $0.67 per share	—	—	—	—	(123,363)	(123,363)	—	(123,363)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,125)	(9,125)
Reclassification of affiliate distributions	—	—	—	—	—	—	(3,610)	(3,610)
Share-based compensation	3	—	64	—	—	64	—	64
Redemption of noncontrolling interests	—	—	—	—	—	—	(4,179)	(4,179)
Issuance of partnership units for asset management services	—	—	—	—	—	—	27,647	27,647
Issuance of partnership units in PELP transaction	—	—	—	—	—	—	401,630	401,630
Net loss	—	—	—	—	(38,391)	(38,391)	(3,327)	(41,718)
Balance at December 31, 2017	185,233	1,852	1,629,130	16,496	(601,238)	1,046,240	432,442	1,478,682
Issuance of common stock for acquisition	95,452	955	1,053,790	—	—	1,054,745	—	1,054,745
DRIP	3,997	40	44,031	—	—	44,071	—	44,071
Share repurchases	(4,884)	(49)	(53,709)	—	—	(53,758)	—	(53,758)
Change in unrealized value on interest rate swaps	—	—	—	(4,134)	—	(4,134)	(22)	(4,156)
Common distributions declared, $0.67 per share	—	—	—	—	(129,945)	(129,945)	—	(129,945)
Distributions to noncontrolling interests	—	—	—	—	—	—	(28,661)	(28,661)
Share-based compensation	5	—	1,783	—	—	1,783	3,315	5,098
Other	—	—	(154)	—	—	(154)	—	(154)
Net income	—	—	—	—	39,138	39,138	7,837	46,975
Balance at December 31, 2018	279,803	2,798	2,674,871	12,362	(692,045)	1,997,986	414,911	2,412,897
Adoption of new accounting pronouncement (see Note 3)	—	—	—	—	(528)	(528)	—	(528)
Balance at January 1, 2019 as adjusted	279,803	2,798	2,674,871	12,362	(692,573)	1,997,458	414,911	2,412,369
Issuance of common stock for acquisition, net	4,516	45	49,891			49,936		49,936
DRIP	6,086	60	67,367	—	—	67,427	—	67,427
Share repurchases	(3,311)	(33)	(35,930)	—	—	(35,963)	—	(35,963)
Change in unrealized value on interest rate swaps	—	—	—	(33,124)	—	(33,124)	(5,150)	(38,274)
Common distributions declared, $0.67 per share	—	—	—	—	(191,147)	(191,147)	—	(191,147)
Distributions to noncontrolling interests	—	—	—	—	—	—	(30,444)	(30,444)
Share-based compensation	65	1	2,051	—	—	2,052	5,664	7,716
Conversion of noncontrolling interests	1,888	19	20,880	—	—	20,899	(20,899)	—
Net loss	—	—	—	—	(63,532)	(63,532)	(9,294)	(72,826)
Balance at December 31, 2019	289,047	$2,890	$2,779,130	$(20,762)	$(947,252)	$1,814,006	$354,788	$2,168,794

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(72,826)	$46,975	$(41,718)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	231,023	177,504	127,158
Impairment of real estate assets	87,393	40,782	—
Depreciation and amortization of corporate assets	5,847	13,779	2,900
Net amortization of above- and below-market leases	(4,185)	(3,949)	(1,984)
Amortization of deferred financing expenses	5,060	4,682	5,162
Amortization of debt and derivative adjustments	7,514	(625)	(1,115)
Loss (gain) on extinguishment or modification of debt, net	2,238	(93)	(572)
Gain on sale or contribution of property, net	(28,170)	(109,300)	(2,502)
Vesting of Class B units	—	—	24,037
Change in fair value of earn-out liability and derivatives	(7,500)	2,393	(201)
Straight-line rent	(9,079)	(5,112)	(3,729)
Share-based compensation	7,716	5,098	—
Other impairment charges	9,661	—	—
Other	540	1,039	399
Changes in operating assets and liabilities:
Other assets, net	5,193	(7,334)	(4,400)
Accounts payable and other liabilities	(13,550)	(12,548)	5,426
Net cash provided by operating activities	226,875	153,291	108,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(71,722)	(87,068)	(159,698)
Distributions and proceeds from unconsolidated joint ventures	5,310	162,046	—
Capital expenditures	(75,492)	(48,980)	(42,146)
Proceeds from sale of real estate	223,083	78,654	7,351
Acquisition of REIT III, net of cash acquired	(16,996)	—	—
Acquisition of REIT II, net of cash acquired	—	(363,519)	—
Acquisition of PELP, net of cash acquired	—	—	(446,249)
Net cash provided by (used in) investing activities	64,183	(258,867)	(640,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	(73,359)	11,790	(115,400)
Proceeds from mortgages and loans payable	260,000	622,500	855,000
Payments on mortgages and loans payable	(275,710)	(301,669)	(83,387)
Payments of deferred financing expenses	(3,696)	(7,655)	(14,892)
Distributions paid, net of DRIP	(123,135)	(80,728)	(74,198)
Distributions to noncontrolling interests	(29,679)	(28,650)	(7,025)
Repurchases of common stock	(34,675)	(53,153)	(46,539)
Redemption of noncontrolling interests	—	—	(4,179)
Net cash (used in) provided by financing activities	(280,254)	162,435	509,380
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	10,804	56,859	(22,501)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	84,304	27,445	49,946
End of year	$95,108	$84,304	$27,445

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$17,820	$16,791	$5,716
Restricted cash	77,288	67,513	21,729
Cash, cash equivalents, and restricted cash at end of year	$95,108	$84,304	$27,445

	2019	2018	2017
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$89,373	$67,556	$39,487
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	4,772	739	—
Accrued capital expenditures	6,299	2,798	2,496
Change in distributions payable	585	5,146	39
Change in distributions payable - noncontrolling interests	765	11	2,100
Change in accrued share repurchase obligation	1,288	605	618
Distributions reinvested	67,427	44,071	49,126
Fair value of assumed debt from individual real estate acquisitions	—	11,877	30,831
Debt contributed to joint venture	—	175,000	—
Property contributed to joint venture, net	—	273,790	—
Amounts related to the acquisition of REIT III, REIT II, and PELP:
Fair value of assumed debt	—	464,462	504,740
Fair value of equity issued	49,936	1,054,745	401,630
Net settlement of related party receivables	2,246	—	—
Derecognition of management contracts intangible asset and related party investment	1,601	30,428	—

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
We are a real estate investment trust (“REIT”) that invests primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to three institutional joint ventures, in which we retain a partial ownership interest, and one private fund (collectively, the “Managed Funds”).
On October 31, 2019, we completed a merger with Phillips Edison Grocery Center REIT III, Inc. (“REIT III”), a public non-traded REIT that was advised and managed by us, in a transaction valued at approximately $71 million. This resulted in the acquisition of three properties, as well as a 10% equity interest in Grocery Retail Partners II LLC (“GRP II”), a joint venture with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) owning three properties; see Note 6 for more detail.
In November 2018, we completed a merger (the “Merger”) with Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), a public non-traded REIT that was advised and managed by us (see Note 4). In the same month, we also contributed or sold 17 properties in the formation of Grocery Retail Partners I LLC (“GRP I” or the “GRP I joint venture”), a joint venture with Northwestern Mutual; see Note 8 for more detail.
In October 2017, we completed a transaction to acquire certain real estate assets and the third-party investment management business of Phillips Edison Limited Partnership (“PELP”) in exchange for stock and cash (the “PELP transaction”); see Note 5 for more detail.
As of December 31, 2019, we wholly-owned 287 real estate properties. Additionally, we owned a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture that owned eight properties; a 15% interest in GRP I, which owned 17 properties; and a 10% interest in GRP II, which owned three properties.

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
Additionally, an Internal Revenue Code (“IRC”) Section 1031 like-kind exchange (“1031 exchange”) entails selling one property and reinvesting the proceeds in one or more properties that are similar in nature, character, or class within 180 days. A reverse 1031 exchange occurs when one or more properties is purchased prior to selling one property to be matched in the like-kind exchange, during which time legal title to the purchased property is held by an intermediary. Because we retain essentially all of the legal and economic benefits and obligations related to the acquisition, we consider the purchased property to be a VIE and therefore we will consolidate the entity as the primary beneficiary in these instances.

Noncontrolling Interests—Noncontrolling interests represent the portion of equity that we do not own in the entities we consolidate. We classify noncontrolling interests within permanent equity on our consolidated balance sheets. The amounts of consolidated net earnings attributable to us and to the noncontrolling interests are presented separately on our consolidated statements of operations and comprehensive (loss) income, also referred to herein as our “consolidated statements of operations”. For additional information regarding noncontrolling interests, refer to Note 14.
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
Restricted Cash—Restricted cash primarily consists of cash restricted for the purpose of facilitating a 1031 exchange, escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements. As of December 31, 2019 and 2018, we had six and four properties sold, respectively, as part of facilitating a 1031 exchange that remained open at the end of the period. The net proceeds of these sales held as restricted cash with a qualified intermediary totaled $22.4 million and $44.3 million, respectively. As of December 31, 2019, we had $38.1 million of restricted cash associated with asset substitutions related to one of our secured debt facilities to facilitate the sale of one of our shopping centers. This cash was released in January 2020.
Investment in Property and Lease Intangibles—Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017 and applied it prospectively. Under this guidance, most of our real estate acquisition activity is no longer considered a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs that would have been recorded on our consolidated statements of operations prior to adoption are now capitalized and will be amortized over the life of the related assets, and there is no recognition of goodwill. None of our real estate acquisitions in 2019 and 2018 met the definition of a business; therefore, we accounted for all as asset acquisitions.
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
We estimate the fair value of assumed loans payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed loans payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the loan’s outstanding principal balance is amortized over the life of the loan as an adjustment to interest expense. Our accumulated amortization of below-market debt was $4.3 million and $3.8 million as of December 31, 2019 and 2018, respectively.
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
The goodwill impairment evaluation is completed using either a qualitative or quantitative approach. Under a qualitative approach, the impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, including goodwill. If a qualitative approach indicates it is more likely-than-not that the estimated carrying value of a reporting unit (including goodwill) exceeds its fair value, or if we choose to bypass the qualitative approach for any reporting unit, we perform the quantitative approach described below.
When we perform a quantitative test of goodwill for impairment, we compare the carrying value of a reporting unit with its fair value. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis would be required. If the fair value is determined to be less than its carrying value, the amount of goodwill impairment equals the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
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
Estimates of fair value used in our evaluation of goodwill and intangible assets are based upon discounted future cash flow projections, relevant competitor multiples, or other acceptable valuation techniques. These techniques are based, in turn, upon all available evidence including level three inputs (see fair value measurement policy below), such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our analysis, we concluded that goodwill was not impaired for the years ended December 31, 2019 and 2018.
Held for Sale Assets—We consider assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies, and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. For additional information regarding assets held for sale, refer to Note 6.
Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing expenses related to our term loan facilities and mortgages are in Debt Obligations, Net, while deferred financing expenses related to our revolving credit facility are in Other Assets, Net, on our consolidated balance sheets. The accumulated amortization of deferred financing expenses in Debt Obligations, Net was $10.8 million and $8.3 million as of December 31, 2019 and 2018, respectively.
Fair Value Measurement—Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received at sale for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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
Investments in Unconsolidated Joint Ventures—We account for our investments in unconsolidated joint ventures using the equity method of accounting as we exercise significant influence over, but do not control, these entities. These investments were initially recorded at cost and are subsequently adjusted for contributions made to and distributions received from the joint ventures. Earnings or losses from our investments are recognized in accordance with the terms of the applicable joint venture agreements, generally through a pro rata allocation. Under a pro rata allocation, net income or loss is allocated between the partners in the joint ventures based on their respective stated ownership percentages.
We utilize the cumulative-earnings approach for purposes of determining whether distributions should be classified as either a return on investment, which would be included in operating activities, or a return of investment, which would be included in investing activities on the consolidated statements of cash flows. Under this approach, distributions are presumed to be returns on investment unless cumulative returns on investment exceed our cumulative equity in earnings. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and classified as cash flows from investing activities.
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
Certain of our joint venture investments were acquired as part of acquisitions and initially recorded at fair value. Basis differences arise when the fair value we record differs from our proportionate share of the entity’s underlying net assets. Basis differences for our joint ventures are amortized starting at the date of acquisition and recorded as an offset to earnings from the related joint venture in Other Expense, Net on our consolidated statements of operations. When a property is sold, the remaining basis difference related to that property is written off. Our investments in NRP and GRP II differ from our proportionate share of the underlying net assets due to initial basis differences of $6.2 million and $0.9 million, respectively. For additional information regarding our unconsolidated joint ventures, refer to Note 8.
Leases—We are party to a number of lease agreements, both as a lessor as well as a lessee of various types of assets.
Lessor—The majority of our revenue is lease revenue derived from our real estate assets, which is accounted for under ASC Topic 842, Leases (“ASC 842”). We adopted the accounting guidance contained within ASC 842 on January 1, 2019, the effective date of the standard for public companies. We record lease and lease-related revenue as Rental Income on the consolidated statements of operations, in accordance with ASC 842.
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
We utilize substantial judgment in determining the fair value of the leased asset, the economic life of the leased asset, and the relevant borrowing rate in performing our lease classification analysis. If none of the criteria listed above are met, the lease is classified as an operating lease. Currently, all of our leases are classified as operating leases, and we expect that the majority, if not all, of our leases will continue to be classified as operating leases based upon our typical lease terms.
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
Reimbursements from tenants for recoverable real estate taxes and operating expenses that are fixed per the terms of the applicable lease agreements are recorded on a straight-line basis, as described above. The majority of our lease agreements with tenants, however, provide for tenant reimbursements that are variable depending upon the applicable expenses incurred. These reimbursements are accrued as revenue in the period in which the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements. Both fixed and variable tenant reimbursements are recorded as Rental Income in the consolidated statements of operations. In certain cases, the lease agreement may stipulate that a tenant make a direct payment for real estate taxes to the relevant taxing authorities. In these cases, beginning on January 1, 2019, we no longer record any revenue or expense related to these tenant expenditures. Although we expect such cases to be rare, in the event that a direct-paying tenant failed to make their required payment to the taxing authorities, we would potentially be liable for such amounts, although they are not recorded as a liability in our consolidated balance sheets per the requirements of ASC 842. We have made a policy election to exclude amounts collected from customers for all sales tax and other similar taxes from the transaction price in our recognition of lease revenue. We record such taxes on a net basis in our consolidated statements of operations.
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
Historically, we periodically reviewed the collectability of outstanding receivables. Following the adoption of ASC 842, lease receivables are reviewed continually to determine whether or not it is probable that we will realize all amounts receivable for each of our tenants (i.e., whether a tenant is deemed to be a credit risk). If we determine that the tenant is not a credit risk, no reserve or reduction of revenue is recorded, except in the case of disputed charges. If we determine that the tenant is a credit risk, revenue for that tenant is recorded on a cash basis, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Rental Income rather than in Property Operating, where our reserves were previously recorded, on the consolidated statements of operations. As of December 31, 2019 and 2018, the bad debt reserve for uncollectible amounts was $6.9 million and $6.0 million, respectively.
Lessee—We enter into leases as a lessee as part of our real estate operations in the form of ground leases of land for certain properties, and as part of our corporate operations in the form of office space and office equipment leases. Ground leases typically contain one or more options to renew for additional terms and may include options that grant us, as the lessee, the right to terminate the lease, without penalty, in advance of the full lease term. Our office space leases generally have no renewal options. Office equipment leases typically have options to extend the term for a year or less, but contain minimal termination rights. In calculating the term of our leases, we consider whether we are reasonably certain to exercise renewal and/or termination options. Our determination involves a combination of contract-, asset-, entity-, and market-based factors and involves considerable judgment.
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
We record ROU assets and liabilities in the consolidated balance sheets based upon the terms and conditions of the applicable lease agreement. We use discount rates to calculate the present value of lease payments when determining lease classification and measuring our lease liability. We use the rate implicit in the lease as our discount rate unless that rate cannot be readily determined, in which case we consider various factors, including our incremental secured borrowing rate, in selecting an appropriate discount rate. This requires the application of judgment, and we consider the length of the lease as well as the length and securitization of our outstanding debt agreements in selecting an appropriate rate. Refer to Note 3 for further detail.
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

Fee	Performance Obligation Satisfied	Form and Timing of Payment	Description
Asset Management	Over time	In cash, monthly	Because each increment of service is distinct, although substantially the same, revenue is recognized at the end of each reporting period based upon invested equity and the applicable rate.
Property Management	Over time	In cash, monthly	Because each increment of service is distinct, although substantially the same, revenue is recognized at the end of each month based on a percentage of the properties’ cash receipts.
Leasing Commissions	Point in time (upon close of a transaction)	In cash, upon completion	Revenue is recognized in an amount equal to the fees charged by unaffiliated persons rendering comparable services in the same geographic location.
Construction Management	Point in time (upon close of a project)	In cash, upon completion	Revenue is recognized in an amount equal to the fees charged by unaffiliated persons rendering comparable services in the same geographic location.
Acquisition/Disposition	Point in time (upon close of a transaction)	In cash, upon close of the transaction	Revenue is recognized based on a percentage of the purchase price or disposition price of the property acquired or sold.
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
Additionally, effective January 1, 2018, sales or transfers to non-customers of non-financial assets or in substance non-financial assets that do not meet the definition of a business are accounted for within the scope of ASC Topic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). Generally, our sales of real estate would be considered a sale of a non-financial asset as defined by ASC 610-20. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would de-recognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. Further, we may defer a tax gain through a 1031 exchange by purchasing another property within a specified time period. For additional information regarding gain on sale of assets, refer to Note 6.
Share-Based Compensation—We account for equity awards in accordance with ASC Topic 718, Compensation—Stock Compensation, which requires that all share based payments to employees and non-employee directors be recognized in the consolidated statements of operations over the requisite service period based on their fair value. Fair value at issuance is determined using the grant date estimated value per share (“EVPS”) of our stock. For those share-based awards that are settled in cash and recorded as a liability, the fair value and associated expense is adjusted when the published price of our stock changes. Share-based compensation expense for all awards is included in General and Administrative and Property Operating in our consolidated statements of operations. For more information about our stock based compensation program, see Note 15.
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
Segments—Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish our principal business, or group our operations, by geography or size for purposes of measuring performance. Accordingly, we have presented our results as a single reportable segment.
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
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as a Taxable REIT Subsidiary (“TRS”) and are subject to U.S. federal, state and local income taxes at regular corporate tax rates. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions. For more information regarding our income taxes, see Note 12.
Recently Issued and Newly Adopted Accounting Pronouncements—The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Planned Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):
Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Financial Instruments - Credit Losses (Topic 326): Codification Improvements

ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief
ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses

The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. It clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842. It also allows election of the fair value option on certain financial instruments. This update is effective for public entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption was permitted after December 15, 2018.
January 1, 2020
We do not expect the adoption of this standard to have a material impact on our consolidated financial statements. The majority of our financial instruments result from operating lease transactions, which are not within the scope of this standard.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the Financial Accounting Standards Board’s disclosure framework project. It is effective for annual and interim reporting periods beginning after December 15, 2019, but early adoption is permitted.
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
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
This ASU amends a variety of topics, improving certain aspects of previously issued ASUs, including ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This amendment is effective for PECO in fiscal years beginning after January 1, 2020.
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

ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting
The amendments in this update expanded the scope of ASC Topic 718: Compensation - Stock Compensation to include share-based payment transactions for acquiring goods and services from non-employees, except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period).
		January 1, 2019	The adoption of this standard did not have a material impact on our consolidated financial statements.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
This update permitted use of the OIS rate based on the SOFR as a US benchmark interest rate for hedge accounting purposes under ASC Topic 815. The purpose of this was to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.
		January 1, 2019	The adoption of this standard did not have a material impact on our consolidated financial statements.

Reclassifications—The following line items on our consolidated balance sheets as of December 31, 2018 were reclassified to conform to current year presentation:

•	Accounts Receivable - Affiliates was combined with Other Assets, Net;

•	Derivative Liability was listed on a separate line from Accounts Payable and Other Liabilities; and

•	Liabilities of Real Estate Investment Held for Sale was combined with Accounts Payable and Other Liabilities.
The following line item on our consolidated statements of operations for the years ended December 31, 2018 and 2017 was reclassified to conform to current year presentation:

•	Tenant Recovery Income was combined with Rental Income.
The following line items on our consolidated statements of cash flows for the years ended December 31, 2018 and 2017 were reclassified to conform to current year presentation:

•	Amortization of Debt and Derivative Adjustments was listed on a separate line from Depreciation and Amortization of Real Estate Assets and Other Cash Flows from Operating Activities;

•	Loss (Gain) on Extinguishment or Modification of Debt, Net was listed on a separate line from Other Cash Flows from Operating Activities;

•	Change in Fair Value of Earn-out Liability and Derivatives was listed on a separate line from Other Cash Flows from Operating Activities;

•	Accounts Receivable - Affiliates was combined with Other Assets, Net;

•	Accounts Payable - Affiliates was combined with Accounts Payable and Other Liabilities; and

•	Other Cash Flows from Investing Activities was combined with Distributions and Proceeds from Unconsolidated Joint Ventures.

3. LEASES
Standard Adoption—Effective January 1, 2019, we adopted ASU 2016-02, Leases. This standard was adopted in conjunction with the related updates, ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Leases (Topic 842): Targeted Improvements; and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, and ASU 2019-01, Leases (Topic 842): Codification Improvements, collectively “ASC 842,” using a modified-retrospective approach, as required. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The adoption of ASC 842 resulted in a $0.5 million adjustment to the current year’s opening balance in Accumulated Deficit on the consolidated balance sheets as a result of recognizing ROU assets and lease liabilities as well as adjustments to our collectability reserve. Beginning January 1, 2019, due to the new standard’s narrowed definition of initial direct costs, we now expense significant lease origination costs as incurred, which were previously capitalized as initial direct costs and amortized to expense over the lease term. We capitalized $6.2 million of internal costs for the year ended December 31, 2018, some of which we will continue to capitalize in accordance with the standard. During the year ended December 31, 2019, the amount capitalized was $4.9 million. Amounts that were capitalized prior to the adoption of ASC 842 will continue to be amortized over their remaining lives.
Additionally, ASC 842 requires that lessors exclude from variable payments all costs paid by a lessee directly to a third party. For the year ended December 31, 2018, $8.0 million in real estate tax payments made by tenants directly to third parties was recorded by us as both Rental Income and Real Estate Taxes. Beginning January 1, 2019, such amounts are no longer recognized by us. As the recorded expense was completely offset by the tenant recovery income recorded, this has no net impact to earnings.
Beginning January 1, 2019, operating lease receivables are accounted for under ASC 842, which requires us to recognize changes in the collectability assessment for an operating lease as an adjustment to lease income. For the year ended December 31, 2018, $2.9 million of expense was recorded as Property Operating on our consolidated statements of operations, which would have been recorded as a reduction to Rental Income under the new standard. For the year ended December 31, 2019, the total amount recorded as a reduction to Rental Income as a result of collectability reserves was $2.8 million.

Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows as of December 31, 2019 (dollars in thousands):

2019
Rental income related to fixed lease payments	$394,851
Rental income related to variable lease payments	127,891
Other(1)	(472)
Total rental income	$522,270

(1)	“Other” consists of amortization of above- and below-market lease intangibles, lease inducements, revenue adjustments related to changes in collectability, settlement income, and lease buyout income.
Approximate future fixed contractual lease payments to be received under noncancelable operating leases in effect as of December 31, 2019, assuming no new or renegotiated leases or option extensions on lease agreements, is as follows (in thousands):

Year	Amount
2020	$372,920
2021	334,269
2022	296,344
2023	246,824
2024	190,534
Thereafter	522,828
Total	$1,963,719
As of December 31, 2018, the future minimum annual base rents to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. The table does not include any payments which may be received under certain leases for the reimbursement of property operating expenses or percentage rents (in thousands):

Year	Amount
2019	$372,632
2020	340,028
2021	292,887
2022	247,915
2023	196,152
Thereafter	555,282
Total	$2,004,896
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of December 31, 2019. As of December 31, 2019, our real estate investments in Florida and California represented 12.3% and 10.3% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic or weather developments in the real estate markets of Florida or California.
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
Lease assets and liabilities, grouped by balance sheet line where they are recorded, consisted of the following as of December 31, 2019, (in thousands):

	Balance Sheet Location	2019
ROU assets, net - operating leases	Investment in Real Estate	$7,613
ROU assets, net - operating and finance leases	Other Assets, Net	2,111
Operating lease liability	Accounts Payable and Other Liabilities	$9,453
Finance lease liability	Debt Obligations, Net	443
As of December 31, 2019, the weighted-average remaining lease term was 2.0 years for finance leases and 12.7 years for operating leases. The weighted-average discount rate was 3.5% for finance leases and 3.9% for operating leases.

Below are the amounts recorded in our consolidated statements of operations related to our ROU assets and lease liabilities by lease type for the year ended December 31, 2019 (in thousands):

2019
Statements of operations information:
Finance lease cost:
Amortization of ROU assets in Depreciation and Amortization	$270
Interest on lease liabilities in Interest Expense, Net	18
Operating lease costs(1)	1,553
Short term lease expense(1)	1,358

(1)	This amount is presented within Property Operating or General and Administrative on our consolidated statements of operation depending on the underlying nature of the lease.
Below are the amounts recorded in our consolidated statements of cash flows related to our leases by type (in thousands):

2019
Statements of cash flows information:
Operating cash flows used for operating leases	$(1,228)
Financing cash flows used for finance leases	(261)
Future undiscounted payments for fixed lease charges by lease type, inclusive of options reasonably certain to be exercised, as of December 31, 2019, are as follows (in thousands):

	Undiscounted
Year	Operating	Finance
2020	$4,477	$295
2021	723	98
2022	684	26
2023	529	20
2024	404	15
Thereafter	6,015	—
Total undiscounted cash flows from leases	12,832	454
Total lease liabilities recorded at present value	9,453	443
Difference between undiscounted cash flows and present value of lease liabilities	$3,379	$11
Minimum rent commitments under noncancelable operating leases as of December 31, 2018 were as follows (in thousands):

Year	Amount
2019	$1,450
2020	969
2021	537
2022	510
2023	352
Thereafter	391
Total	$4,209

4. MERGER WITH REIT II
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
To complete the Merger, we issued 2.04 shares of our common stock in exchange for each issued and outstanding share of REIT II common stock, which was equivalent to $22.54 based on our EVPS at the time of the Merger of $11.05. The exchange ratio was based on a thorough review of the relative valuation of each entity, including factoring in our investment management business as well as each company’s transaction costs.
Upon completion of the Merger, our continuing stockholders owned approximately 71% of the issued and outstanding shares of the Company on a fully diluted basis (determined as if each Operating Partnership unit or “OP unit”) was exchanged for one share of our common stock) and former REIT II stockholders owned approximately 29% of the issued and outstanding shares of the Company on a fully diluted basis (determined as if each OP unit was exchanged for one share of our common stock).
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

5. PELP ACQUISITION
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
We issued 39.4 million OP units with an estimated fair value per unit of $10.20 at the time of the transaction. Certain of our executive officers who received OP units as part of the PELP transaction entered into an agreement which provides that they will not transfer their OP Units for either two or three years following the closing. The remaining holders of the OP units are subject to the terms of exchange for shares of common stock outlined in the Fourth Amended and Restated Agreement of Limited Partnership, which is further described in Note 14.
The terms of the transaction also include an earn-out structure with an opportunity for up to an additional 12.5 million OP units to be issued if certain milestones are achieved. The milestones are related to a liquidity event for our stockholders and fundraising targets in REIT III, of which PELP was a co-sponsor. Following our merger with REIT III, we no longer expect to incur any liability related to the REIT III fundraising target milestone in the earn-out structure. We will estimate the fair value of this earn-out liability at each reporting date during the contingency period and record any changes to our consolidated statement of operations. As of December 31, 2019, the fair value of the earn-out liability was $32.0 million.
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
Assets Acquired and Liabilities Assumed—After consideration of all applicable factors pursuant to the business combination accounting rules under ASC 805, we concluded that the PELP transaction qualified as a business combination under GAAP.
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
Intangible Assets and Liabilities—The fair value and weighted-average amortization periods for the intangible assets and liabilities acquired in the PELP transaction are as follows (dollars in thousands, useful life in years):

	Fair Value	Weighted-Average Useful Life
Management contracts(1)(2)	$58,000	5
In-place leases	83,305	9
Above-market leases	10,201	7
Below-market leases	(49,109)	13

(1)
In November 2018, in connection with the Merger, we derecognized management contracts associated with REIT II in the amount of $39.3 million. We also derecognized the associated accumulated amortization of $8.9 million, resulting in a net derecognition of $30.4 million. In October 2019, in connection with the merger with REIT III, we derecognized management contracts associated with REIT III in the amount of $1.9 million. We also derecognized the associated accumulated amortization of $0.8 million, resulting in a net derecognition of $1.1 million.

(2)
Following the merger with REIT III, we re-assessed the weighted-average useful life of our management contracts based upon the expected life of the remaining management contracts and determined that the weighted-average useful life as of December 31, 2019 is one year.

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

	2019	2018	2017
Revenues	$78,091	$85,168	$21,202
Net (loss) income	(75,008)	(37,895)	1,297
Acquisition Costs—We incurred approximately $17.0 million of costs related to the PELP transaction, $15.7 million of which was incurred during 2017, and are recorded as Transaction Expenses on the consolidated statements of operations.
Pro Forma Results (Unaudited)—The following unaudited pro forma information summarizes selected financial information from our combined results of operations, as if the PELP transaction had occurred on January 1, 2017. These results contain certain, nonrecurring adjustments, such as the elimination of transaction expenses incurred related to the PELP transaction and the elimination of intercompany activity related to creating an internalized management structure. This pro forma information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the PELP transaction occurred at the beginning of the period, nor does it purport to represent the results of future operations.

(in thousands)	2017
Pro forma revenues	$402,898
Pro forma net income attributable to stockholders	1,982

6. REAL ESTATE ACTIVITY
2019 Acquisitions—During the year ended December 31, 2019, we acquired two grocery-anchored shopping centers as well as two land parcels adjacent to properties we currently own. We also acquired three shopping centers through the merger with REIT III. After consideration of all applicable factors pursuant to the business combination accounting rules under ASC 805, including the application of a screen test to evaluate if substantially all the fair value of the acquired properties is concentrated in a single asset or group of similar assets, we have concluded that all of our acquisitions in the current year qualified as asset acquisitions.
The following table summarizes our individual real estate assets acquired during the year ended December 31, 2019 (excluding properties related to the merger with REIT III; dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Leased % of Rentable Square Feet at Acquisition
Naperville Crossings	Naperville, IL	ALDI	4/26/2019	$49,585	92.3%
Murray Landing Outparcel	Columbia, SC	N/A	5/16/2019	295	N/A
Alameda Crossing Outparcel	Avondale, AZ	N/A	11/19/2019	1,922	—%
Del Paso Marketplace	Sacramento, CA	Sprouts Farmers Market	12/12/2019	19,920	92.5%

Additionally, in October 2019, we completed the merger with REIT III which resulted in the acquisition of the following portfolio of properties (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Allocated Fair Value	Leased % of Rentable Square Feet at Acquisition
Ashburn Farm Market Center	Ashburn, VA	Ahold Delhaize	10/31/2019	$34,055	98.3%
Sudbury Crossing	Sudbury, MA	Sudbury Farms(1)	10/31/2019	20,791	97.6%
Orange Grove Shopping Center	North Ft. Myers, FL	Publix	10/31/2019	10,348	93.0%

(1)	Anchor tenant is in a portion of the shopping center that we do not own.
In addition to the above properties, as part of the merger with REIT III, we also acquired a 10% equity interest in GRP II valued at approximately $5.4 million (refer to Note 8 for further information) and a net working capital liability. Consideration for the merger with REIT III primarily included (i) the issuance of 4.5 million shares of our common stock with a value of $49.9 million; (ii) $21.1 million in cash used to pay down REIT III debt and cash paid to REIT III stockholders; (iii) the partial derecognition of a management contract intangible asset in the amount of $1.1 million; (iv) transaction costs of $0.8 million that were capitalized as part of this asset acquisition; and (v) the settlement of net related party balances of $0.5 million.
Prior to the close of the merger with REIT III, all of REIT III’s real properties were managed and leased by us, under the terms of various management agreements. As we had contractual relationships with REIT III, we considered the provisions of ASC 805 regarding the settlement of pre-existing relationships. This guidance provides that a transaction that in effect settles pre-existing relationships between the acquirer and acquiree should be evaluated under the guidance set forth in ASC 805 for possible gain/loss recognition. In applying the relevant guidance to the settlement of our contractual relationships with REIT III, we noted that the provisions of the various agreements provided both parties to each of the agreements with substantial termination rights. The agreements permitted either party to terminate without cause or penalty upon prior written notice within a specified number of days’ notice. Therefore, we determined that the termination of the agreements did not result in a settlement gain or loss under the relevant guidance, and thus no gain or loss was recorded in the consolidated financial statements.
2018 Acquisitions—During the year ended December 31, 2018, we acquired 91 grocery-anchored shopping centers, including 86 shopping centers through the Merger (see Note 4 for more detail) and five grocery-anchored shopping centers outside of the Merger. We also acquired two land parcels adjacent to properties we currently own during the year ended December 31, 2018.
The following table summarizes the individual real estate assets acquired during the year ended December 31, 2018 (excluding properties related to the Merger; dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price(1)	Leased % of Rentable Square Feet at Acquisition
Shoppes of Lake Village	Leesburg, FL	Publix	2/26/2018	$8,423	71.3%
Golden Eagle Village Outparcel	Clermont, FL	N/A	8/31/2018	678	N/A
Sierra Vista Plaza	Murrieta, CA	Stater Brothers(2)	9/28/2018	22,151	81.0%
Wheat Ridge Marketplace	Wheat Ridge, CO	Safeway	10/3/2018	18,684	90.1%
Atlantic Plaza	North Reading, MA	Stop & Shop	11/9/2018	27,250	95.9%
Cinco Ranch at Market Center	Katy, TX	Target(2)	12/12/2018	21,359	96.0%
Contra Loma Plaza Outparcel	Antioch, CA	N/A	12/28/2018	396	N/A

(1)	Purchase prices include the fair value of any debt that may be assumed as part of the acquisition.

(2)	Anchor tenant is in a portion of the shopping center that we do not own.

The fair value at acquisition and weighted-average useful life for in-place, above-market, and below-market lease intangibles acquired as part of the transactions above during the years ended December 31, 2019 and 2018, are as follows (dollars in thousands, weighted-average useful life in years):

	2019		2018
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
In-place leases	$11,907	9	$9,239	8
Above-market leases	2,017	9	1,045	9
Below-market leases	(3,385)	15	(2,736)	15
Dispositions—The following table summarizes our real estate disposition activity, excluding properties contributed or sold to GRP I (see Note 8), for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	2019	2018	2017
Number of properties sold	21	8	1
Number of outparcels sold	1	—	—
Proceeds from sale of real estate	$223,083	$82,145	$6,486
Gain on sale of properties, net(1)	30,039	16,757	1,760

(1)	The gain on sale of properties, net does not include miscellaneous write-off activity, which is also recorded in Gain on Disposal of Property, Net on the consolidated statements of operations.
Property Held for Sale—As of December 31, 2019 and 2018, one and two properties, respectively, were classified as held for sale, as they were under contract to sell, with no substantive contingencies, and the prospective buyers had significant funds at risk. The property classified as held for sale as of December 31, 2019 was subsequently sold. Both properties classified as held for sale as of December 31, 2018 were disposed of during the year ended December 31, 2019. A summary of assets and liabilities for the properties held for sale as of December 31, 2019 and 2018 is presented below (in thousands):

	2019	2018
ASSETS
Total investment in real estate assets, net	$5,859	$16,889
Other assets, net	179	475
Total assets	$6,038	$17,364
LIABILITIES(1)
Below-market lease liabilities, net	$316	$208
Accounts payable and other liabilities	33	388
Total liabilities	$349	$596

(1)	These amounts are included in Accounts Payable and Other Liabilities on the consolidated balance sheets.

7. INTANGIBLE ASSETS AND LIABILITIES
Goodwill—In connection with the PELP transaction, we recorded goodwill of approximately $29.1 million. During the years ended December 31, 2019 and 2018, we did not record any impairments to goodwill. For more information regarding goodwill from the PELP transaction, see Note 5.
Other Intangible Assets and Liabilities—Other intangible assets and liabilities consisted of the following as of December 31, 2019 and 2018, excluding amounts related to other intangible assets and liabilities classified as held for sale (in thousands):

	2019		2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Management contracts	$4,883	$(2,444)	$18,739	$(4,685)
In-place leases	442,729	(170,272)	464,721	(142,525)
Above-market leases	65,946	(34,569)	67,140	(28,979)
Below-market lease liabilities	(151,585)	39,266	(164,839)	33,280

Summarized below is the amortization recorded on other intangible assets and liabilities for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Management contracts	$2,735	$10,618	$2,900
In-place leases	42,902	37,101	30,966
Above-market leases	7,502	6,112	5,188
Below-market lease liabilities	(11,687)	(10,061)	(7,133)
During the year ended December 31, 2019, we recorded an impairment of $7.8 million related to the management contracts intangible asset; please refer to Note 18. In addition, the portion of this asset that is related to our contract with REIT III was internalized as part of the merger with REIT III. As a result, we derecognized a net book value of $1.1 million of these intangible assets and included the amount within capitalized asset acquisition costs for that transaction. We evaluated the useful life of the remaining management contracts after this derecognition and concluded that the asset now has a remaining useful life of one year.
Estimated future amortization of the respective other intangible assets and liabilities as of December 31, 2019, excluding estimated amounts related to other intangible assets and liabilities classified as held for sale, for each of the next five years is as follows (in thousands):

	Management Contracts	In-Place Leases	Above-Market Leases	Below-Market Leases
2020	$2,439	$35,984	$6,868	$(10,100)
2021	—	32,669	6,094	(9,636)
2022	—	30,080	5,216	(9,160)
2023	—	26,399	4,465	(8,480)
2024	—	23,316	3,193	(7,933)

8. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Grocery Retail Partners I—On November 9, 2018, through our direct and indirect subsidiaries, we entered into a joint venture with Northwestern Mutual, pursuant to which we contributed 14 and sold 3 grocery-anchored shopping centers with a fair value of approximately $359 million to the new joint venture, GRP I, in exchange for a 15% ownership interest in GRP I. Northwestern Mutual acquired an 85% ownership interest in GRP I by contributing cash of $167.1 million. The joint venture is set to expire ten years after the date of the agreement, unless otherwise extended by the members. As a part of the transaction, GRP I distributed or paid cash of $161.8 million to us as well as assumed an existing portfolio mortgage loan of $175 million with a fair value of $165.0 million to which we are the non-recourse carveout guarantor and environmental indemnitor (see Note 17 for more detail). We recognized a gain of $92.5 million on the transaction which is recorded as Gain on Sale or Contribution of Property, Net on the consolidated statements of operations.
Grocery Retail Partners II—In connection with the merger with REIT III, we assumed a 10% equity interest in GRP II with a fair value of $5.4 million at acquisition. GRP II was initially formed in November 2018 pursuant to the terms of a joint venture agreement between REIT III and Northwestern Mutual and is set to expire ten years after the date of the joint venture contribution agreement unless otherwise extended by the members.
Necessity Retail Partners—In connection with the Merger, we assumed a 20% equity interest in NRP. NRP was initially formed in March 2016 pursuant to the terms of a joint venture agreement between REIT II and an affiliate of TPG Real Estate and is set to expire seven years after the date of the joint venture contribution agreement unless otherwise extended by the members. This joint venture agreement requires a contribution of up to $50 million to the joint venture. Of the maximum $50 million contribution, approximately $17.5 million was previously contributed by REIT II prior to the Merger.

The following tables summarize the activity related to our unconsolidated joint ventures as of and for the years ended December 31, 2019 and 2018 (dollars in thousands):

December 31, 2019
Joint Venture	Ownership Percentage	Number of Shopping Centers	Investment Balance	Unamortized Basis Difference	Current Year Distributions to PECO	Gain (Loss) From Unconsolidated Joint Ventures	Amortization and Write-off of Basis Differences
NRP	20%	8	$10,183	$3,189	$7,167	$3,989	$2,837
GRP I	15%	17	27,356	—	2,025	(72)	—
GRP II	10%	3	5,315	879	40	6	17

December 31, 2018
Joint Venture	Ownership Percentage	Number of Shopping Centers	Investment Balance	Unamortized Basis Difference	Distributions After Formation or Assumption	(Loss) From Unconsolidated Joint Ventures	Amortization and Write-off of Basis Differences
NRP	20%	13	$16,198	$6,026	$200	$(73)	$177
GRP I	15%	17	29,453	—	—	(35)	—
As of December 31, 2017, we had no ownership interest in any unconsolidated joint ventures.

9. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of December 31, 2019 and 2018, excluding amounts related to assets classified as held for sale (in thousands):

	2019	2018
Other assets, net:
Deferred leasing commissions and costs	$38,738	$32,957
Deferred financing expenses	13,971	13,971
Office equipment, ROU assets, and other	19,430	14,315
Total depreciable and amortizable assets	72,139	61,243
Accumulated depreciation and amortization	(32,611)	(24,382)
Net depreciable and amortizable assets	39,528	36,861
Accounts receivable, net	46,125	56,104
Accounts receivable - affiliates	728	5,125
Deferred rent receivable, net	29,291	21,261
Derivative asset	2,728	29,708
Investment in affiliates	—	700
Prepaids and other	7,851	8,442
Total other assets, net	$126,251	$158,201

10. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, on our debt obligations as of December 31, 2019 and 2018 (in thousands):

	Interest Rate(1)	2019(2)	2018(2)
Revolving credit facility	LIBOR + 1.4%	$—	$73,359
Term loans(2)	2.06% - 4.59%	1,652,500	1,858,410
Secured loan facilities	3.35% - 3.52%	395,000	195,000
Mortgages and other	3.45% - 7.91%	324,578	334,117
Finance lease liability		443	552
Assumed market debt adjustments, net		(1,218)	(4,571)
Deferred financing expenses, net		(17,204)	(18,041)
Total		$2,354,099	$2,438,826

(1)	Interest rates are as of December 31, 2019.

(2)
Our term loans carry an interest rate of LIBOR plus a spread. While most of the rates are fixed through the use of swaps, there is a portion of these loans that are not subject to a swap, and thus are still indexed to LIBOR.

Revolving Credit Facility—We have a revolving credit facility of $500 million with availability of $489.8 million, which is net of current issued letters of credit, as of December 31, 2019. The maturity date is October 2021, with additional options to extend the maturity to October 2022. We pay a fee of 0.25% on the unused portion of the facility if our borrowings are less than 50% of our capacity or a fee of 0.15% if our borrowings are greater than 50%, but less than 100%, of our capacity. The gross borrowings under our revolving credit facility were $122.6 million, $475.4 million, and $437.0 million during the years ended December 31, 2019, 2018, and 2017, respectively. The gross payments were $196.0 million, $463.6 million, and $552.4 million during the years ended December 31, 2019, 2018, and 2017, respectively.
Term Loans—We have seven unsecured term loans with maturities ranging from 2021 to 2025. Our term loans have interest rates of LIBOR plus interest rate spreads based on our leverage ratios. We have utilized interest rate swaps to fix the rates on the majority of our term loans, with $250.5 million in term loans not fixed through such swaps.
In May 2019, we exercised a $60 million delayed draw feature on one of our term loans. We used the proceeds from this draw to pay down our revolving credit facility. In September 2019, we repriced a $200 million term loan, lowering the interest rate spread from 1.75% over LIBOR to 1.25% over LIBOR, while maintaining the current maturity of September 2024. In October
2019, we repriced a $175 million term loan from a spread of 1.75% over LIBOR to 1.25% over LIBOR, while maintaining the current maturity of October 2024. In December 2019, we paid down $265.9 million in term loan debt primarily with the proceeds from a secured loan as well as the proceeds from property dispositions. An additional $30.0 million of term loan debt was repaid in January 2020.
In 2018, as a part of the Merger we assumed three term loans with a fair value of $361.7 million. Additionally, at the closing of the Merger, we established two term loans for $300 million and $100 million maturing in November 2023 and May 2024, respectively. We also exercised an accordion feature on an existing term loan maturing in May 2025, adding $157.5 million in new debt, with an additional $60 million available through a delayed draw feature which we exercised in May 2019 as described previously.
As of December 31, 2019 and 2018, the weighted-average interest rate on our term loans was 3.2% and 3.5%, respectively.
Secured Debt—Our secured debt includes two facilities secured by certain properties in our portfolio, mortgage loans secured by individual properties, and finance leases. The interest rates on our secured debt are fixed. At the closing of the Merger, we assumed $102.3 million in mortgage loans. We contributed $175.0 million of our secured debt to GRP I in November 2018. In connection with the debt contributed to GRP I, we wrote-off deferred financing expenses of $2.1 million. In December 2019, we executed a $200 million secured loan. The loan matures in 2030 and has a 3.35% interest rate. As of December 31, 2019 and 2018 our weighted average interest rate for our secured debt was 4.1% and 4.4%, respectively.

Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, as of December 31, 2019 and 2018, is summarized below (in thousands):

	2019	2018
As to interest rate:(1)
Fixed-rate debt	$2,122,021	$2,216,669
Variable-rate debt	250,500	244,769
Total	$2,372,521	$2,461,438
As to collateralization:
Unsecured debt	$1,652,500	$1,931,769
Secured debt	720,021	529,669
Total	$2,372,521	$2,461,438

Weighted-average interest rate(1)	3.4%	3.5%

(1)	Includes the effects of derivative financial instruments (see Notes 11 and 18).
Maturity Schedule—Below is our maturity schedule with the respective principal payment obligations, excluding finance lease liabilities, market debt adjustments, and deferred financing expenses (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Term loans	$—	$30,000	$375,000	$300,000	$475,000	$472,500	$1,652,500
Secured debt	9,997	87,134	61,905	79,569	28,165	452,808	719,578
Total	$9,997	$117,134	$436,905	$379,569	$503,165	$925,308	$2,372,078

11. DERIVATIVES AND HEDGING ACTIVITIES
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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $5.9 million will be reclassified from Other Comprehensive (Loss) Income as an increase to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of December 31, 2019 and 2018 (notional amounts in thousands):

	2019	2018
Count	9	12
Notional amount	$1,402,000	$1,687,000
Fixed LIBOR	0.8% - 2.9%	0.7% - 2.9%
Maturity date	2020 - 2025	2019 - 2025
We assumed five hedges with a notional amount of $570 million as a part of the Merger, and also entered into one new hedge in November 2018 with a notional amount of $125 million. The fair value of the five hedges assumed was $14.7 million and is amortized over the remaining lives of the respective hedges and recorded in Interest Expense, Net in the consolidated statements of operations.

The table below details the nature of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Amount of (loss) gain recognized on OCI derivatives	$(35,865)	$(895)	$2,770
Amount of (loss) gain reclassified from AOCI into interest expense	(2,409)	(3,261)	1,810
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of December 31, 2019, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $21.0 million. As of December 31, 2019, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $21.0 million.

12. INCOME TAXES
We have elected to be taxed as a REIT under the IRC. To qualify as a REIT, we must meet a number of organization and operational requirements, including a requirement to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. We intend to continue to adhere to these requirements and to maintain our REIT status. As a REIT, we are entitled to a deduction for some or all of the distributions we pay to our stockholders. Accordingly, we are generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth taxable year following the year of disqualification.
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of certain wholly owned entities that have jointly elected to be treated as a TRS and are subject to U.S. federal, state and local incomes taxes at regular corporate tax rates. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions.
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
The following is a summary of our deferred tax assets and liabilities as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Deferred tax assets:
Accrued compensation	$3,912	$5,338
Accrued expenses	70	210
Net operating loss (“NOL”) carryforward	2,885	1,239
Other	362	566
Gross deferred tax assets	7,229	7,353
Less: valuation allowance	(3,661)	(3,822)
Total deferred tax asset	3,568	3,531
Deferred tax liabilities:
Depreciation and amortization	(3,546)	(3,292)
Prepaid expenses	(22)	(239)
Total deferred tax liabilities	(3,568)	(3,531)
Net deferred tax asset	$—	$—
Our deferred tax assets and liabilities result from the activities of our TRS entities. The TRS entities have a federal NOL carryforward of $12.4 million. Of this amount, $1.3 million was generated in 2017 and will expire in 2037 if the NOL is not utilized. The remaining NOL carryforward can be carried forward indefinitely. As of December 31, 2019, the TRS entities have state NOL carryforwards of $5.6 million, which will expire as determined under each state's statute.

Differences between the net income or loss presented on the consolidated statements of operations and taxable income are primarily related to the timing of the recognition of gain on the sale of investment properties for financial reporting purposes and tax reporting, the recognition of impairment expense for financial reporting purposes which is not deductible for tax reporting purposes, and the differences in recognition of revenues and expenses, primarily depreciation and amortization expense, for both financial reporting and tax reporting.
The following table reconciles Net (Loss) Income Attributable to Stockholders to REIT taxable income before the dividends paid deduction for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net (loss) income attributable to stockholders	$(63,532)	$39,138	$(38,391)
Net loss (income) from TRS	5,346	(1,171)	4,248
Net (loss) income attributable to REIT operations	(58,186)	37,967	(34,143)
Book/tax differences	153,047	33,858	72,824
REIT taxable income subject to 90% dividend requirement	$94,861	$71,825	$38,681
The Company's distributions to its stockholders for the years ended December 31, 2019, 2018 and 2017, respectively, have exceeded 100% of the REIT taxable income.
The tax characterization of our distributions declared for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Common stock:
Ordinary dividends	38.0%	27.7%
Non-dividend distributions	53.4%	45.5%
Capital gain distributions	8.6%	26.8%
Total distributions per share	100.0%	100.0%
Income tax benefits from uncertain tax positions are recognized in the consolidated financial statements only if we believe it is more likely than not that the uncertain tax position will be sustained based solely on the technical merits of the tax position and consideration of the relevant taxing authority's widely understood administrative practices and precedents. We do not believe that we have any uncertain tax positions at December 31, 2019 and 2018.
The statute of limitations for the federal income tax returns remain open for the 2016 through 2018 tax years. The statute of limitations for state income tax returns remain open in accordance with each state's statute.
Interest and penalties related to income taxes are immaterial to the consolidated financial statements. Our accounting policy is to classify interest and penalties as a component of income tax expense. No interest and penalties were accrued by the Company at December 31, 2019 and 2018.

13. COMMITMENTS AND CONTINGENCIES
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
Captive Insurance—As part of the PELP transaction, we acquired a captive insurance company, Silver Rock Insurance, Inc. (“Silver Rock”), from PELP. Silver Rock provides general liability insurance, wind, reinsurance, and other coverage to us and certain related-party joint ventures. We capitalize Silver Rock in accordance with applicable regulatory requirements.
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

As of December 31, 2019, we had four cash collateralized letters of credit outstanding totaling approximately $8.6 million to provide security for our obligations under our insurance and reinsurance contracts.
The following is a summary of the activities in the liability for unpaid losses, which is recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets, for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Beginning balances	$5,458	$4,883
Incurred related to:
Current year	1,792	156
Prior years	1,248	948
Total incurred	3,040	1,104
Paid related to:
Current year	78	13
Prior years	2,399	516
Total paid	2,477	529
Liabilities for unpaid losses as of December 31	$6,021	$5,458

14. EQUITY
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
Convertible Noncontrolling Interests—As of December 31, 2019 and 2018, we had approximately 42.7 million and 44.5 million outstanding OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods. These are included in the outstanding unvested award totals disclosed in Note 15.
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
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to exchange OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of December 31, 2019 and 2018, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. During the year ended December 31, 2019, 1.9 million OP units were converted into shares of our common stock at a one-to-one ratio. The $30.4 million and $28.7 million of distributions for the years ended December 31, 2019 and 2018, respectively, that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.

In September 2017, we entered into an agreement with a third party to terminate all remaining contractual and economic relationships between us. In exchange for a payment of $9.6 million, the third party sold their OP units, unvested Class B Units, and their special limited partnership interests back to us, terminating all fee-sharing arrangements between the third party and PELP. The 0.4 million OP unit repurchase was recorded at a value of $4.2 million on the consolidated statements of equity. The $5.4 million value of the unvested Class B units, special limited partnership interests, and value of fee-sharing arrangements is recorded on the consolidated statement of operations.
Nonconvertible Noncontrolling Interests—In addition to partnership units of the Operating Partnership, Noncontrolling Interests also includes a 25% minority-owned interest held by a third party in a consolidated partnership, which was not significant to our results in 2019 and has ceased operations.

15. COMPENSATION
Independent Director Stock Plan—The Board approves restricted stock awards pursuant to our Amended and Restated 2010 Independent Director Stock Plan. The awards are granted to our independent directors and vest based upon the completion of a service period (“service-based awards”). As of December 31, 2019 and 2018, there were approximately 38,000 and 32,000 outstanding unvested awards granted to independent directors, respectively.
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
In March 2019, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved a new form of award agreement under the Company’s Amended and Restated 2010 Long-Term Incentive Plan for performance-based long term incentive units (“Performance LTIP Units”) and made one-time grants of Performance LTIP Units to certain of our executives. Any amounts earned under the Performance LTIP Unit award agreements will be issued in the form of LTIP Units, which represent OP units that are structured as a profits interest in the Operating Partnership. Dividends will accrue on the Performance LTIP Units until the measurement date, subject to a quarterly distribution of 10% of the regular quarterly distributions.

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

	Restricted Stock Awards(1)	Performance Stock Awards(1)	Phantom Stock Units	Weighted-Average Grant-Date Fair Value(2)
Nonvested at December 31, 2016	10	—	—	$10.20
Granted	10	—	—	10.20
Assumed	—	—	2,450	10.20
Vested	(2)	—	—	10.20
Forfeited	—	—	(4)	10.20
Nonvested at December 31, 2017	18	—	2,446	10.20
Granted	811	199	—	11.00
Vested	(5)	—	(1,394)	10.20
Forfeited	(16)	—	(54)	10.38
Nonvested at December 31, 2018	808	199	998	10.60
Granted	470	2,293	—	11.05
Vested	(196)	—	(769)	10.36
Forfeited	(103)	(8)	(47)	10.77
Nonvested at December 31, 2019	979	2,484	182	$11.00

(1)
The maximum number of award units that could be issued under all outstanding grants, excluding phantom stock units as they are settled in cash, was 3.9 million as of December 31, 2019. The number of award units expected to vest, excluding phantom units, was 2.3 million as of December 31, 2019.

(2)
On an annual basis, we engage an independent third-party valuation advisory consulting firm to estimate the EVPS of our common stock. The weighted-average grant-date fair value calculated herein reflects the EVPS on the grant date.

The expense for all stock-based awards, including phantom stock units, during the years ended December 31, 2019, 2018, and 2017 was $10.1 million, $10.4 million, and $3.4 million, respectively. We had $15.3 million of unrecognized compensation costs related to these awards that we expect to recognize over a weighted average period of approximately 4.0 years. The fair value at the vesting date for stock-based awards that vested during the year ended December 31, 2019 was $10.7 million.
Because the phantom stock units are settled in cash rather than shares, we record a liability in Accounts Payable and Other Liabilities in the consolidated balance sheets for these awards. The amount of this liability, including related payroll tax accruals, was $1.7 million and $8.7 million as of December 31, 2019 and 2018, respectively.
401(k) Plan—We sponsor a 401(k) plan that provides benefits for qualified employees. Our match of the employee contributions is discretionary and has a five-year vesting schedule. The cash contributions to the plan for the years ended December 31, 2019, 2018, and 2017 were approximately $0.9 million, $1.0 million, and $0.2 million, respectively. All employees who have attained the age of 21 are eligible to participate starting the first day of the month following their date of hire. Employees are vested immediately with respect to employee contributions.

16. EARNINGS PER SHARE
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
The impact of these OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the OP units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of December 31, 2019, 2018, and 2017.

The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations for the years ended December 31, 2019, 2018, and 2017 (in thousands, except per share amounts):

	2019	2018	2017
Numerator:
Net (loss) income attributable to stockholders - basic	$(63,532)	$39,138	$(38,391)
Net (loss) income attributable to convertible OP units(1)	(9,583)	8,136	(3,470)
Net (loss) income - diluted	$(73,115)	$47,274	$(41,861)
Denominator:
Weighted-average shares - basic	283,909	196,602	183,784
OP units(1)	43,208	44,453	12,713
Effect of dilutive restricted stock awards(2)	—	312	—
Adjusted weighted-average shares - diluted	327,117	241,367	196,497
Earnings per common share:
Basic and diluted	$(0.22)	$0.20	$(0.21)

(1)
OP units include units previously issued for asset management services provided under our former advisory agreement (see Note 17), as well as units issued as part of the PELP transaction (see Note 5), all of which are convertible into common shares. The Operating Partnership income (loss) attributable to these OP units, which is included as a component of Net (Loss) Income Attributable to Noncontrolling Interests on the consolidated statements of operations, has been added back in the numerator because these OP units were included in the denominator for all years presented.

(2)	Includes the dilutive impact of unvested restricted share awards using the treasury stock method.
Outstanding restricted stock awards were dilutive in 2018, and thus are included in the calculation above. As of December 31, 2019 and 2017, approximately 3.5 million and 18,000 restricted stock and performance awards were outstanding, respectively. These securities were anti-dilutive and, as a result, were excluded from the weighted-average common shares used to calculate diluted EPS.

17. REVENUE RECOGNITION AND RELATED PARTY TRANSACTIONS
Revenue—Summarized below are amounts included in Fee and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds during the years ended December 31, 2019, 2018, and 2017, and also includes other revenues that are not in the scope of ASC 606, but are included in this table for the purpose of disclosing all related party revenues (in thousands):

	2019	2018	2017
Recurring fees(1)	$6,362	$21,036	$4,992
Transactional revenue and reimbursements(2)	3,329	9,817	2,958
Insurance premiums(3)	1,989	2,073	206

(1)	Recurring fees include asset management fees and property management fees.

(2)	Transaction revenue includes items such as leasing commissions, construction management fees, and acquisition fees.

(3)
Insurance premium income includes amounts for reinsurance from third parties not affiliated with us in the amount of $1.9 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively.

Accounts Receivable-Affiliates—Under the terms of one of our Management Agreements, we incurred organization and offering costs related to REIT III since 2017. As of December 31, 2018, we had a receivable for these organization and offering costs of $4.5 million which was recorded in Other Assets, Net on our consolidated balance sheets. In June 2019, REIT III’s Board of Directors approved the suspension of the public offering, effective June 14, 2019. In connection with the suspension, we reduced our organization and offering cost receivable to the contractually obligated amount as of June 30, 2019, which resulted in a reduction of $2.3 million to Other Assets, Net on our consolidated balance sheets. This receivable was settled when we merged with REIT III on October 31, 2019.
We had receivables related to Management Agreements with related parties of $0.7 million and $0.6 million as of December 31, 2019 and 2018, respectively. These amounts are recorded in Other Assets, Net on the consolidated balance sheets.

Other Related Party Matters—Griffin Capital Company, LLC (“Griffin sponsor”) owns a 25% interest, and we own a 75% interest, in the REIT III advisor. A portion of organization and offering costs was incurred by the Griffin sponsor. As such, of the receivable we had from REIT III as of December 31, 2018, $1.2 million was reimbursable to the Griffin sponsor and was recorded in Accounts Payable and Other Liabilities on the consolidated balance sheets. In connection with the suspension of REIT III’s public offering, we reduced our organization and offering cost payable to the contractually obligated amount as of June 30, 2019, which resulted in a $0.4 million reduction in the second quarter of 2019 to Accounts Payable and Other Liabilities on our consolidated balance sheets. This reduction, coupled with the $2.3 million reduction to Other Assets, Net as described previously, resulted in a net increase in expense of $1.9 million recorded in Other (Expense) Income, Net in our consolidated statements of operations. The remaining payable was settled when we merged with REIT III on October 31, 2019, and is included in the transaction price.
PECO Air L.L.C. (“PECO Air”), an entity in which Mr. Edison, our Chairman and Chief Executive Officer, owns a 50% interest, owns an airplane that we use for business purposes in the course of our operations. We paid approximately $1.0 million and $0.8 million to PECO Air for use of its airplane for the years ended December 31, 2019 and 2018, respectively.
Upon completion of the PELP transaction, we assumed PELP’s obligation as the limited guarantor for up to $200 million, capped at $50 million in most instances, of NRP’s debt. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor.
As a part of the GRP I Joint Venture, GRP I assumed from us a $175 million mortgage loan for which we assumed the obligation of limited guarantor. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor. We entered into a separate agreement with Northwestern Mutual in which we agree to apportion any potential liability under this guaranty between us and them based on our ownership percentages.
Related Party Expenses—Prior to October 2017, a PELP affiliate was entitled to specified fees and expenditure reimbursements for certain services, including managing our day-to-day activities and implementing our investment strategy under advisory agreements, as follows:

•	Asset management and subordinated participation fees paid out monthly in cash and/or Class B units;

•	Acquisition fee based on the cost of investments acquired/originated;

•	Acquisition expenses reimbursed related to selecting, evaluating, and acquiring assets; and

•	Disposition fee paid for substantial assistance in connection with the sale of property.
As we no longer pay the fees listed below and had no outstanding unpaid amounts related to those fees as of December 31, 2019 and 2018, summarized below are the fees incurred and the expenses reimbursable for the year ended December 31, 2017 (in thousands):

2017
Acquisition fees(1)	$1,344
Acquisition expenses(1)	583
Asset management fees(2)	15,573
OP units distribution(3)	1,373
Class B unit distribution(2)	1,409
Disposition fees(4)	19
Total	$20,301

(1)
The majority of acquisition and due diligence fees are capitalized and allocated to the related investment in real estate assets on the consolidated balance sheets based on the acquisition-date fair values of the respective assets and liabilities acquired.

(2)	Amounts are presented in General and Administrative on the consolidated statements of operations.

(3)	Distributions are presented as Distributions to Noncontrolling Interests on the consolidated statements of equity.

(4)	Disposition fees are presented as Other (Expense) Income, Net on the consolidated statements of operations.
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

We no longer pay the fees listed below and had no outstanding unpaid amounts related to those fees as of December 31, 2019 and 2018. Summarized below are the fees earned by and the expenses reimbursable to the Property Manager for the year ended December 31, 2017 (in thousands):

2017
Property management fees(1)	$8,360
Leasing commissions(2)	6,670
Construction management fees(2)	1,367
Other fees and reimbursements(3)	6,234
Total	$22,631

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
The following is a summary of borrowings as of December 31, 2019 and 2018 (in thousands):

	2019		2018
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$—	$—	$73,359	$73,515
Term loans	1,636,470	1,656,765	1,835,712	1,861,280
Secured portfolio loan facilities	390,780	399,054	192,514	186,821
Mortgages(2)	326,849	337,614	337,241	345,701
Total	$2,354,099	$2,393,433	$2,438,826	$2,467,317

(1)
Recorded principal balances include net deferred financing expenses of $17.2 million and $18.0 million as of December 31, 2019 and 2018, respectively. Recorded principal balances also include assumed market debt adjustments of $1.2 million and $4.6 million as of December 31, 2019 and 2018, respectively. There are deferred financing expenses related to our revolving credit facility that are in an asset position and thus are not included in these balances.

(2)	Our finance lease liability is included in the mortgages line item, as presented.

Recurring and Nonrecurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the years ended December 31, 2019 and 2018 were as follows (in thousands):

	2019			2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Derivative assets(1)	$—	$2,728	$—	$—	$29,708	$—
Derivative liability(1)	—	(20,974)	—	—	(3,633)	—
Earn-out liability	—	—	(32,000)	—	—	(39,500)
Nonrecurring
Impaired real estate assets, net(2)	—	280,593	—	—	71,991	—
Impaired corporate intangible asset, net(3)	—	—	4,401	—	—	—

(1)	We record derivative assets in Other Assets, Net and derivative liabilities in Derivative Liability on our consolidated balance sheets.

(2)	The carrying value of impaired real estate assets may have subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.

(3)
The carrying value of our impaired corporate intangible asset, net has subsequently decreased after the measurement date due to amortization as well as through derecognition as part of the merger with REIT III.

The following table presents a reconciliation of the change in the liability measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Earn-Out Liability
Balance at December 31, 2018	$39,500
Change in fair value recognized in Other Income (Expense), Net	(7,500)
Balance at December 31, 2019	$32,000
Derivative Instruments—As of December 31, 2019 and 2018, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2019 and 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—In connection with the PELP transaction, we entered into a contribution agreement (the “Contribution Agreement”), dated as of May 18, 2017, with the Operating Partnership and the contributors listed therein. The Contribution Agreement established an earn-out structure by which PELP was given the opportunity to earn a maximum of 12.5 million additional OP units if certain milestones related to (i) fundraising in the investment management business, and (ii) the timing and valuation related to a liquidity event for PECO, were achieved by certain dates. The liquidity event earn-out provisions provided, in relevant part, that the contributors would have the right to receive a minimum of three million and a maximum of five million OP units as contingent consideration if a “liquidity event” (as defined in the Contribution Agreement) was successfully achieved by the Company by December 31, 2019. On March 12, 2019, the Company entered into an amendment to the Contribution Agreement (“Amendment”). Pursuant to the terms of the Amendment, the initial liquidity earn-out term has been extended by two years through December 31, 2021 and the threshold for the maximum payout of five million OP units has been raised to $11.20 per share from $10.20 per share. Additionally, pursuant to the terms of the Amendment, if a liquidity event is achieved after December 31, 2023, the contributors will not receive any OP units. PELP may no longer earn additional OP units related to the investment management fundraising milestone as a result of this provision expiring in December 2019.
We estimate the fair value of this liability using weighted-average probabilities of likely outcomes. These estimates require us to make various assumptions about future share prices, timing of liquidity events, equity raise projections, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. A change in these inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date. In calculating the fair value of this liability, we have determined that the most likely range of potential outcomes includes a possibility of no additional OP units issued as well as up to a maximum of five million units being issued.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value on a nonrecurring basis dependent upon when we determine an impairment has occurred. In 2019 and 2018, we impaired assets that were under contract or actively marketed for sale at a disposition price that was less than carrying value, or had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds. We determined that valuation to fall under Level 2 of the fair value hierarchy. During the year ended December 31, 2019, we recorded impairments of $87.4 million. During the year ended December 31, 2018, we recorded impairments of $40.8 million. We recorded no impairments during the year ended December 31, 2017.
Corporate Intangible Asset Impairment—In connection with the PELP transaction, we acquired a corporate intangible asset consisting of in-place management contracts. We evaluate our corporate intangible asset for impairment when a triggering event occurs, or circumstances change, that indicate the carrying value may not be recoverable. In June 2019, the suspension of the REIT III public offering constituted a triggering event for further review of the corporate intangible asset’s fair value compared to its carrying value.
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
Based on this analysis, we concluded the carrying value exceeded the estimated fair value of the corporate intangible asset, and an impairment charge of $7.8 million was recorded in Other (Expense) Income, Net on the consolidated statements of operations in the second quarter of 2019.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (in thousands, except per share amounts):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$132,769	$132,581	$136,009	$135,347
Net (loss) income attributable to stockholders	(5,195)	(36,570)	(25,877)	4,110
Net (loss) income per share - basic and diluted	(0.02)	(0.13)	(0.09)	0.02

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Total revenue	$103,199	$104,173	$104,899	$118,121
Net (loss) income attributable to stockholders	(1,600)	(11,351)	(13,228)	65,317
Net (loss) income per share - basic and diluted	(0.01)	(0.06)	(0.07)	0.34

(1)
The increase in net income for the fourth quarter was primarily associated with the gain as a result of the contribution of properties to GRP I. Net income and revenue were also impacted by the Merger.

20. SUBSEQUENT EVENTS
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to December 31, 2019, were as follows (in thousands):

Month	Date of Record	Monthly Distribution Rate	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
December	12/16/2019	$0.05583344	1/2/2020	$18,478	$5,338	$13,140
January	1/15/2020	$0.05583344	2/3/2020	18,501	5,299	13,202
February	2/17/2020	$0.05583344	3/2/2020	18,521	5,303	13,218
On March 11, 2020, our Board authorized distributions for March 2020 to the stockholders of record at the close of business on March 16, 2020 equal to a monthly amount of $0.05583344 per share of common stock. OP unit holders will receive distributions at the same rate as common stockholders. We pay distributions to stockholders and OP unit holders based on monthly record dates, and we expect to pay the March 2020 distributions on April 1, 2020.

Dispositions—Subsequent to December 31, 2019, we sold the following real estate assets, one of which was classified as held for sale as of December 31, 2019 (dollars in thousands):

Property Name	Location	Anchor Tenant	Square Footage	Disposition Date	Sale Price
Gleneagles Court	Memphis, TN	Kroger	119,416	1/27/2020	$5,985
Timberlake Station	Lynchburg, VA	Central Virginia Flooring	78,404	2/4/2020	$3,750
Cactus Village	Glendale, AZ	Sam Ash Megastores	75,483	2/26/2020	$9,600

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2019
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Lakeside Plaza	Salem, VA	$—	$3,344	$5,247	$584	$3,484	$5,691	$9,175	$2,518	1988	11/23/2011
Snow View Plaza	Parma, OH	—	4,104	6,432	893	4,305	7,124	11,429	3,449	1981	11/23/2011
St. Charles Plaza	Davenport, FL	—	4,090	4,398	565	4,221	4,832	9,053	2,569	2007	11/23/2011
Burwood Village Center	Glen Burnie, MD	—	5,448	10,167	559	5,720	10,454	16,174	4,529	1971	11/23/2011
Centerpoint	Easley, SC	—	2,404	4,361	1,328	2,928	5,165	8,093	2,151	2002	11/23/2011
Southampton Village	Tyrone, GA	—	2,670	5,176	950	2,894	5,902	8,796	2,405	2003	11/23/2011
Cureton Town Center	Waxhaw, NC	—	6,569	6,197	2,619	5,905	9,480	15,385	3,709	2006	12/29/2011
Tramway Crossing	Sanford, NC	—	2,016	3,071	864	2,484	3,466	5,950	1,745	1996	2/23/2012
Westin Centre	Fayetteville, NC	—	2,190	3,499	720	2,441	3,968	6,409	1,832	1996/1999	2/23/2012
Village At Glynn Place	Brunswick, GA	—	5,202	6,095	521	5,296	6,522	11,818	3,518	1992	4/27/2012
Meadowthorpe Manor Shoppes	Lexington, KY	—	4,093	4,185	591	4,427	4,442	8,869	2,030	1989/2008	5/9/2012
New Windsor Marketplace	Windsor, CO	—	3,867	1,330	561	4,053	1,705	5,758	1,118	2003	5/9/2012
Brentwood Commons	Bensenville, IL	—	6,105	8,024	2,281	6,303	10,107	16,410	3,543	1981/2001	7/5/2012
Sidney Towne Center	Sidney, OH	—	1,429	3,802	1,291	2,014	4,508	6,522	2,382	1981/2007	8/2/2012
Broadway Plaza	Tucson, AZ	5,820	4,979	7,169	1,895	5,792	8,251	14,043	3,454	1982/1995	8/13/2012
Baker Hill	Glen Ellyn, IL	—	7,068	13,738	9,693	7,656	22,843	30,499	5,800	1998	9/6/2012
New Prague Commons	New Prague, MN	—	3,248	6,604	2,154	3,382	8,624	12,006	2,640	2008	10/12/2012
Brook Park Plaza	Brook Park, OH	—	2,545	7,594	766	2,806	8,099	10,905	3,060	2001	10/23/2012
Heron Creek Towne Center	North Port, FL	—	4,062	4,082	225	4,151	4,219	8,370	1,958	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster, CA	11,740	6,352	13,529	889	6,634	14,136	20,770	4,505	1991/2012	12/27/2012
Village One Plaza	Modesto, CA	17,700	5,166	18,752	611	5,247	19,282	24,529	5,523	2007	12/28/2012
Hilfiker Shopping Center	Salem, OR	—	2,455	4,750	82	2,517	4,771	7,288	1,531	1984/2011	12/28/2012
Butler Creek	Acworth, GA	—	3,925	6,129	1,336	4,273	7,117	11,390	2,564	1989	1/15/2013
Fairview Oaks	Ellenwood, GA	6,430	3,563	5,266	746	3,918	5,656	9,574	2,003	1996	1/15/2013
Grassland Crossing	Alpharetta, GA	—	3,680	5,791	799	3,816	6,454	10,270	2,463	1996	1/15/2013
Hamilton Ridge	Buford, GA	—	4,054	7,168	645	4,192	7,675	11,867	2,954	2002	1/15/2013
Mableton Crossing	Mableton, GA	—	4,426	6,413	1,344	4,917	7,267	12,184	2,693	1997	1/15/2013
Shops at Westridge	McDonough, GA	—	2,788	3,901	680	2,829	4,540	7,369	1,794	2006	1/15/2013
Fairlawn Town Centre	Fairlawn, OH	20,000	10,398	29,005	3,130	11,582	30,950	42,532	11,608	1962/1996	1/30/2013
Macland Pointe	Marietta, GA	—	3,493	5,364	936	3,738	6,055	9,793	2,320	1992	2/13/2013
Kleinwood Center	Spring, TX	—	11,478	18,954	1,060	11,800	19,691	31,491	6,783	2003	3/21/2013
Murray Landing	Columbia, SC	6,750	3,221	6,856	1,594	3,583	8,088	11,671	2,537	2003	3/21/2013
Vineyard Shopping Center	Tallahassee, FL	—	2,761	4,221	541	3,008	4,515	7,523	1,610	2002	3/21/2013
Lutz Lake Crossing	Lutz, FL	—	2,636	6,600	735	2,907	7,064	9,971	2,068	2002	4/4/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2019
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Publix at Seven Hills	Spring Hill, FL	—	2,171	5,642	797	2,439	6,171	8,610	1,902	1991/2006	4/4/2013
Hartville Centre	Hartville, OH	—	2,069	3,691	1,744	2,383	5,122	7,505	1,772	1988/2008	4/23/2013
Sunset Shopping Center	Corvallis, OR	15,410	7,933	14,939	835	8,014	15,693	23,707	4,865	1998	5/31/2013
Savage Town Square	Savage, MN	—	4,106	9,409	345	4,349	9,511	13,860	3,123	2003	6/19/2013
Glenwood Crossings	Kenosha, WI	—	1,872	9,914	999	2,330	10,455	12,785	2,813	1992	6/27/2013
Shiloh Square Shopping Center	Kennesaw, GA	—	4,685	8,729	1,611	4,821	10,204	15,025	3,016	1996/2003	6/27/2013
Pavilions at San Mateo	Albuquerque, NM	—	6,470	18,726	1,185	6,726	19,655	26,381	5,624	1997	6/27/2013
Boronda Plaza	Salinas, CA	14,750	9,027	11,870	630	9,214	12,313	21,527	3,591	2003/2006	7/3/2013
Westwoods Shopping Center	Arvada, CO	—	3,706	11,115	623	4,159	11,285	15,444	3,369	2003	8/8/2013
Paradise Crossing	Lithia Springs, GA	—	2,204	6,064	729	2,382	6,614	8,996	1,962	2000	8/13/2013
Contra Loma Plaza	Antioch, CA	—	3,243	3,926	1,760	3,838	5,091	8,929	1,385	1989	8/19/2013
South Oaks Plaza	St. Louis, MO	—	1,938	6,634	449	2,106	6,915	9,021	1,974	1969/1987	8/21/2013
Yorktown Centre	Millcreek Township, PA	—	3,736	15,396	1,808	4,088	16,852	20,940	5,678	1989/2013	8/30/2013
Dyer Town Center	Dyer, IN	9,302	6,017	10,214	452	6,195	10,487	16,682	3,224	2004/2005	9/4/2013
East Burnside Plaza	Portland, OR	—	2,484	5,422	132	2,554	5,484	8,038	1,302	1955/1999	9/12/2013
Red Maple Village	Tracy, CA	20,584	9,250	19,466	387	9,401	19,702	29,103	4,771	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor, FL	6,360	2,334	7,918	617	2,410	8,460	10,870	2,345	2010	9/25/2013
CitiCentre Plaza	Carroll, IA	—	770	2,530	359	1,026	2,633	3,659	836	1991/1995	10/2/2013
Duck Creek Plaza	Bettendorf, IA	—	4,612	13,007	1,456	5,199	13,876	19,075	3,848	2005/2006	10/8/2013
Cahill Plaza	Inver Grove Heights, MN	—	2,587	5,114	669	2,945	5,424	8,369	1,643	1995	10/9/2013
Fresh Market Shopping Center	Normal, IL	—	4,460	17,772	2,912	5,100	20,043	25,143	3,916	1983/1999	10/22/2013
Courthouse Marketplace	Virginia Beach, VA	11,650	6,130	8,061	1,023	6,373	8,842	15,215	2,525	2005	10/25/2013
Hastings Marketplace	Hastings, MN	—	3,980	10,045	638	4,352	10,310	14,662	3,008	2002	11/6/2013
Coquina Plaza	Southwest Ranches, FL	6,373	9,458	11,770	950	9,563	12,614	22,177	3,273	1998	11/7/2013
Shoppes of Paradise Lakes	Miami, FL	5,204	5,811	6,020	525	6,046	6,310	12,356	2,004	1999	11/7/2013
Collington Plaza	Bowie, MD	—	12,207	15,142	873	12,384	15,839	28,223	4,145	1996	11/21/2013
Golden Town Center	Golden, CO	14,711	7,065	10,166	1,607	7,436	11,402	18,838	3,349	1993/2003	11/22/2013
Northstar Marketplace	Ramsey, MN	—	2,810	9,204	550	2,908	9,656	12,564	2,896	2004	11/27/2013
Bear Creek Plaza	Petoskey, MI	—	5,677	17,611	1,575	5,762	19,101	24,863	5,297	1998/2009	12/18/2013
East Side Square	Springfield, OH	—	394	963	62	407	1,014	1,421	335	2007	12/18/2013
Flag City Station	Findlay, OH	—	4,685	9,630	693	4,839	10,169	15,008	$3,084	1992	12/18/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2019
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Hoke Crossing	Clayton, OH	—	481	1,060	388	509	1,420	1,929	380	2006	12/18/2013
Southern Hills Crossing	Kettering, OH	—	778	1,481	119	801	1,577	2,378	527	2002	12/18/2013
Town & Country Shopping Center	Noblesville, IN	13,480	7,361	16,269	425	7,456	16,599	24,055	4,999	1998	12/18/2013
Sulphur Grove	Huber Heights, OH	—	553	2,142	361	605	2,450	3,055	566	2004	12/18/2013
Southgate Shopping Center	Des Moines, IA	—	2,434	8,358	809	2,828	8,773	11,601	2,651	1972/2013	12/20/2013
Sterling Pointe Center	Lincoln, CA	24,073	7,039	20,822	1,566	7,610	21,816	29,426	5,138	2004	12/20/2013
Arcadia Plaza	Phoenix, AZ	—	5,774	6,904	2,653	5,939	9,391	15,330	2,340	1980	12/30/2013
Stop & Shop Plaza	Enfield, CT	11,799	8,892	15,028	1,329	9,262	15,987	25,249	4,439	1988/1998	12/30/2013
Fairacres Shopping Center	Oshkosh, WI	—	3,543	5,189	672	3,869	5,535	9,404	1,885	1992/2013	1/21/2014
Savoy Plaza	Savoy, IL	—	4,304	10,895	828	4,753	11,274	16,027	3,503	1999/2007	1/31/2014
The Shops of Uptown	Park Ridge, IL	—	7,744	16,884	917	7,921	17,624	25,545	4,166	2006	2/25/2014
Chapel Hill North Center	Chapel Hill, NC	6,771	4,776	10,189	1,285	4,980	11,270	16,250	3,207	1998	2/28/2014
Coppell Market Center	Coppell, TX	11,862	4,870	12,236	128	4,917	12,317	17,234	3,106	2008	3/5/2014
Winchester Gateway	Winchester, VA	—	9,342	23,468	1,690	9,579	24,922	34,501	6,253	2006	3/5/2014
Stonewall Plaza	Winchester, VA	—	7,929	16,642	994	7,982	17,584	25,566	4,518	2007	3/5/2014
Town Fair Center	Louisville, KY	—	8,108	14,411	3,299	8,720	17,098	25,818	4,820	1988/1994	3/12/2014
Villages at Eagles Landing	Stockbridge, GA	1,502	2,824	5,515	1,101	3,358	6,083	9,441	1,952	1995	3/13/2014
Champions Gate Village	Davenport, FL	—	1,814	6,060	232	1,903	6,204	8,107	1,880	2001	3/14/2014
Towne Centre at Wesley Chapel	Wesley Chapel, FL	—	2,466	5,553	353	2,690	5,682	8,372	1,636	2000	3/14/2014
Statler Square	Staunton, VA	7,283	4,108	9,072	881	4,535	9,525	14,060	2,824	1989	3/21/2014
Burbank Plaza	Burbank, IL	—	2,972	4,546	3,845	3,574	7,788	11,362	1,905	1972/1995	3/25/2014
Hamilton Village	Chattanooga, TN	—	12,682	19,103	1,589	12,630	20,744	33,374	6,195	1989	4/3/2014
Waynesboro Plaza	Waynesboro, VA	—	5,597	8,334	140	5,664	8,406	14,070	2,465	2005	4/30/2014
Southwest Marketplace	Las Vegas, NV	—	16,019	11,270	2,918	16,093	14,115	30,208	3,882	2008	5/5/2014
Hampton Village	Taylors, SC	—	5,456	7,254	3,807	5,920	10,598	16,518	2,890	1959/1998	5/21/2014
Central Station	Louisville, KY	12,095	6,143	6,932	2,241	6,422	8,894	15,316	2,385	2005/2007	5/23/2014
Kirkwood Market Place	Houston, TX	—	5,786	9,697	976	5,951	10,509	16,460	2,560	1979/2008	5/23/2014
Fairview Plaza	New Cumberland, PA	—	2,786	8,500	300	2,950	8,637	11,587	1,990	1992/1999	5/27/2014
Broadway Promenade	Sarasota, FL	—	3,831	6,795	257	3,881	7,002	10,883	1,676	2007	5/28/2014
Townfair Center	Indiana, PA	—	7,007	13,233	972	7,196	14,017	21,213	3,978	1995/2010	5/29/2014
St. Johns Commons	Jacksonville, FL	—	1,599	10,387	607	1,760	10,833	12,593	2,552	2003	5/30/2014
Heath Brook Commons	Ocala, FL	6,930	3,470	8,352	644	3,675	8,792	12,467	2,194	2002	5/30/2014

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2019
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Park View Square	Miramar, FL	—	5,700	9,304	502	5,785	9,721	15,506	2,431	2003	5/30/2014
The Orchards	Yakima, WA	—	5,425	8,743	488	5,704	8,952	14,656	2,347	2002	6/3/2014
Shaw's Plaza Hanover	Hanover, MA	—	2,826	5,314	10	2,826	5,324	8,150	1,343	1994/2000	6/23/2014
Shaw's Plaza Easton	Easton, MA	—	5,520	7,173	598	5,869	7,422	13,291	2,124	1984/2004	6/23/2014
Lynnwood Place	Jackson, TN	—	3,341	4,826	1,410	3,615	5,962	9,577	1,885	1986/2013	7/28/2014
Thompson Valley Towne Center	Loveland, CO	4,810	5,758	17,387	1,333	6,141	18,338	24,479	4,423	1999	8/1/2014
Lumina Commons	Wilmington, NC	7,565	2,008	11,249	1,018	2,067	12,208	14,275	2,498	1974/2007	8/4/2014
Driftwood Village	Ontario, CA	—	6,811	12,993	1,444	7,439	13,809	21,248	3,240	1985	8/7/2014
French Golden Gate	Bartow, FL	—	2,599	12,877	1,678	2,705	14,449	17,154	3,172	1960/2011	8/28/2014
Orchard Square	Washington Township, MI	6,127	1,361	11,550	447	1,596	11,762	13,358	2,808	1999	9/8/2014
Trader Joe's Center	Dublin, OH	6,745	2,338	7,922	1,733	2,743	9,249	11,992	2,221	1986	9/11/2014
Palmetto Pavilion	North Charleston, SC	—	2,509	8,526	899	3,201	8,733	11,934	1,950	2003	9/11/2014
Five Town Plaza	Springfield, MA	—	8,912	19,635	6,542	10,033	25,055	35,088	6,991	1970/2013	9/24/2014
Fairfield Crossing	Beavercreek, OH	—	3,572	10,026	106	3,605	10,099	13,704	2,432	1994	10/24/2014
Beavercreek Towne Center	Beavercreek, OH	—	14,055	30,799	2,112	14,669	32,297	46,966	8,217	1994	10/24/2014
Grayson Village	Loganville, GA	—	3,952	5,620	1,800	4,074	7,297	11,371	2,272	2002	10/24/2014
The Fresh Market Commons	Pawleys Island, SC	—	2,442	4,941	112	2,442	5,054	7,496	1,269	2011	10/28/2014
Claremont Village	Everett, WA	—	5,635	10,544	945	5,848	11,276	17,124	2,695	1994/2012	11/6/2014
Cherry Hill Marketplace	Westland, MI	—	4,641	10,137	2,495	5,144	12,129	17,273	3,305	1992/2000	12/17/2014
Nor'Wood Shopping Center	Colorado Springs, CO	—	5,358	6,684	544	5,435	7,152	12,587	2,103	2003	1/8/2015
Sunburst Plaza	Glendale, AZ	—	3,435	6,041	1,145	3,578	7,044	10,622	2,087	1970	2/11/2015
Rivermont Station	Johns Creek, GA	—	6,876	8,916	986	7,162	9,616	16,778	3,469	1996/2003	2/27/2015
Breakfast Point Marketplace	Panama City Beach, FL	—	5,578	12,052	756	5,992	12,394	18,386	2,875	2009/2010	3/13/2015
Falcon Valley	Lenexa, KS	—	3,131	6,873	273	3,370	6,908	10,278	1,774	2008/2009	3/13/2015
Kohl's Onalaska	Onalaska, WI	—	2,670	5,648	—	2,670	5,648	8,318	1,600	1992/1993	3/13/2015
Coronado Center	Santa Fe, NM	11,560	4,396	16,460	3,693	4,669	19,880	24,549	3,556	1964	5/1/2015
West Creek Plaza	Coconut Creek, FL	5,721	3,459	6,131	132	3,494	6,227	9,721	1,323	2006/2013	7/10/2015
Northwoods Crossing	Taunton, MA	—	10,092	14,437	284	10,241	14,572	24,813	4,140	2003/2010	5/24/2016
Murphy Marketplace	Murphy, TX	—	28,652	33,122	914	28,948	33,741	62,689	5,633	2008/2015	6/24/2016
Harbour Village	Jacksonville, FL	—	5,630	16,727	797	6,015	17,139	23,154	2,712	2006	9/22/2016
Oak Mill Plaza	Niles, IL	1,123	6,843	13,692	953	7,398	14,090	21,488	3,226	1977	10/3/2016

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2019
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Southern Palms	Tempe, AZ	23,649	10,025	24,346	1,855	10,498	25,728	36,226	4,771	1982	10/26/2016
Golden Eagle Village	Clermont, FL	7,219	3,746	7,735	305	3,810	7,976	11,786	1,317	2011	10/27/2016
Atwater Marketplace	Atwater, CA	—	6,116	7,597	515	6,299	7,929	14,228	1,434	2008	2/10/2017
Rocky Ridge Town Center	Roseville, CA	21,158	5,449	29,207	574	5,610	29,620	35,230	3,207	1996	4/18/2017
Greentree Centre	Racine, WI	—	2,955	8,718	984	3,426	9,231	12,657	1,197	1989/1994	5/5/2017
Sierra Del Oro Towne Centre	Corona, CA	7,111	9,011	17,989	1,098	9,234	18,864	28,098	2,300	1991	6/20/2017
Ashland Junction	Ashland, VA	—	4,987	6,050	541	5,193	6,384	11,577	1,395	1989	10/4/2017
Barclay Place Shopping Center	Lakeland, FL	—	1,984	7,174	(2,279)	1,522	5,357	6,879	1	1989	10/4/2017
Barnwell Plaza	Barnwell, SC	—	1,190	1,883	13	1,198	1,889	3,087	619	1985	10/4/2017
Birdneck Shopping Center	Virginia Beach, VA	—	1,900	3,253	483	2,057	3,579	5,636	586	1987	10/4/2017
Cactus Village	Glendale, AZ	—	4,313	5,934	(1,192)	3,916	5,139	9,055	1	1986	10/4/2017
Centre Stage Shopping Center	Springfield, TN	—	4,746	9,533	(3,799)	3,560	6,920	10,480	1	1989	10/4/2017
Crossroads Plaza	Asheboro, NC	—	1,722	2,720	507	2,095	2,854	4,949	588	1984	10/4/2017
Dunlop Village	Colonial Heights, VA	—	2,420	4,892	722	2,595	5,440	8,035	732	1987	10/4/2017
Edgecombe Square	Tarboro, NC	—	1,412	2,258	427	1,478	2,618	4,096	769	1990	10/4/2017
Emporia West Plaza	Emporia, KS	—	872	3,409	(415)	762	3,104	3,866	2	1980/2000	10/4/2017
Forest Park Square	Cincinnati, OH	—	4,007	5,877	242	4,025	6,102	10,127	1,108	1988	10/4/2017
Geist Centre	Indianapolis, IN	—	3,873	6,779	(1,420)	3,307	5,925	9,232	1	1989	10/4/2017
Goshen Station	Goshen, OH	3,605	1,555	4,621	119	1,638	4,657	6,295	882	1973/2003	10/4/2017
The Village Shopping Center	Mooresville, IN	—	2,363	8,325	(296)	2,061	8,331	10,392	668	1965/1997	10/4/2017
Heritage Oaks	Gridley, CA	4,961	2,390	7,404	442	2,402	7,834	10,236	1,309	1979	10/4/2017
Hickory Plaza	Nashville, TN	4,903	2,927	5,099	576	2,955	5,647	8,602	744	1974/1986	10/4/2017
Highland Fair	Gresham, OR	7,006	3,263	7,979	417	3,344	8,315	11,659	908	1984/1999	10/4/2017
High Point Village	Bellefontaine, OH	—	3,386	7,485	(2,361)	2,507	6,003	8,510	—	1988	10/4/2017
Mayfair Village	Hurst, TX	16,398	15,343	16,522	782	15,512	17,135	32,647	2,245	1981/2004	10/4/2017
LaPlata Plaza	La Plata, MD	17,860	8,434	22,855	1,543	8,665	24,167	32,832	2,364	2003	10/4/2017
Lafayette Square	Lafayette, IN	7,362	5,387	5,636	(6)	5,339	5,678	11,017	2,152	1963/2001	10/4/2017
Landen Square	Maineville, OH	—	2,081	3,467	882	2,272	4,157	6,429	772	1981/2003	10/4/2017
Melbourne Village Plaza	Melbourne, FL	—	5,418	7,280	(1,316)	4,858	6,524	11,382	4	1987	10/4/2017
Commerce Square	Brownwood, TX	—	6,027	8,341	550	6,250	8,668	14,918	1,469	1969/2007	10/4/2017
Upper Deerfield Plaza	Bridgeton, NJ	—	5,073	5,882	(2,042)	3,956	4,957	8,913	7	1977/1994	10/4/2017
Monfort Heights	Cincinnati, OH	4,216	2,357	3,545	9	2,357	3,554	5,911	534	1987	10/4/2017

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2019
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Mountain Park Plaza	Roswell, GA	6,505	6,118	6,652	191	6,144	6,817	12,961	836	1988/2003	10/4/2017
Nordan Shopping Center	Danville, VA	—	1,911	6,751	532	1,949	7,244	9,193	1,101	1961/2002	10/4/2017
Northside Plaza	Clinton, NC	—	1,406	5,471	291	1,416	5,751	7,167	838	1982	10/4/2017
Page Plaza	Page, AZ	—	2,553	4,411	277	2,628	4,613	7,241	904	1982/1990	10/4/2017
Park Place Plaza	Port Orange, FL	—	2,347	8,458	(2,403)	1,838	6,564	8,402	1	1984	10/4/2017
Parkway Station	Warner Robins, GA	—	3,416	5,309	(1,828)	2,608	4,289	6,897	183	1982	10/4/2017
Parsons Village	Seffner, FL	4,850	3,465	10,864	(4,250)	2,430	7,649	10,079	236	1983/1994	10/4/2017
Portland Village	Portland, TN	—	1,408	5,235	176	1,474	5,345	6,819	765	1984	10/4/2017
Quail Valley Shopping Center	Missouri City, TX	—	2,452	11,501	(4,318)	1,568	8,067	9,635	1	1983	10/4/2017
Hillside - West	Hillside, UT	—	691	1,739	3,870	4,561	1,739	6,300	162	2006	10/4/2017
Rolling Hills Shopping Center	Tucson, AZ	8,546	5,398	11,792	(2,745)	4,595	9,850	14,445	—	1980/1997	10/4/2017
South Oaks Shopping Center	Live Oak, FL	3,289	1,742	5,119	57	1,773	5,146	6,919	1,256	1976/2000	10/4/2017
East Pointe Plaza	Columbia, SC	—	7,496	11,752	(10,158)	3,672	5,418	9,090	148	1990	10/4/2017
Southgate Center	Heath, OH	—	4,246	22,752	99	4,261	22,836	27,097	2,780	1960/1997	10/4/2017
Summerville Galleria	Summerville, SC	—	4,104	8,668	338	4,430	8,680	13,110	1,181	1989/2003	10/4/2017
The Oaks	Hudson, FL	—	3,876	6,668	(1,560)	3,449	5,535	8,984	616	1981	10/4/2017
Riverplace Centre	Noblesville, IN	5,175	3,890	4,044	259	3,994	4,198	8,192	919	1992	10/4/2017
Timberlake Station	Lynchburg, VA	—	2,427	1,995	(1,000)	1,966	1,456	3,422	—	1950/1996	10/4/2017
Town & Country Center	Hamilton, OH	2,113	2,268	4,372	171	2,332	4,479	6,811	717	1950	10/4/2017
Powell Villa	Portland, OR	—	3,364	7,318	2,768	3,396	10,054	13,450	1,082	1959/1991	10/4/2017
Towne Crossing Shopping Center	Mesquite, TX	—	5,358	15,584	976	5,403	16,515	21,918	2,011	1984	10/4/2017
Village at Waterford	Midlothian, VA	4,278	2,702	5,194	343	2,813	5,425	8,238	702	1991	10/4/2017
Buckingham Square	Richardson, TX	—	2,087	6,392	(565)	1,899	6,015	7,914	2	1978	10/4/2017
Western Square Shopping Center	Laurens, SC	—	1,013	3,333	(1,826)	526	1,994	2,520	—	1978/1991	10/4/2017
Windsor Center	Dallas, NC	—	2,488	5,186	340	2,488	5,526	8,014	960	1974/1996	10/4/2017
12 West Marketplace	Litchfield, MN	—	835	3,538	105	940	3,538	4,478	861	1989	10/4/2017
Orchard Plaza	Altoona, PA	1,099	2,537	5,366	(3,772)	1,315	2,816	4,131	—	1987	10/4/2017
Willowbrook Commons	Nashville, TN	—	5,384	6,002	210	5,462	6,134	11,596	908	2005	10/4/2017
Edgewood Towne Center	Edgewood, PA	—	10,029	22,535	4,057	10,314	26,307	36,621	3,675	1990	10/4/2017
Everson Pointe	Snellville, GA	7,734	4,222	8,421	398	4,258	8,783	13,041	1,223	1999	10/4/2017
Village Square of Delafield	Delafield, WI	8,257	6,206	6,869	358	6,434	6,999	13,433	1,026	2007	10/4/2017
Shoppes of Lake Village	Leesburg, FL	—	4,065	3,795	800	4,097	4,563	8,660	1,307	1987/1998	2/26/2018

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2019
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Sierra Vista Plaza	Murrieta, CA	—	9,824	11,669	940	10,320	12,113	22,433	772	1991	9/28/2018
Wheat Ridge Marketplace	Wheat Ridge, CO	11,700	7,926	8,393	721	8,423	8,616	17,039	656	1996	10/3/2018
Atlantic Plaza	North Reading, MA	—	12,341	12,699	200	12,456	12,785	25,241	979	1959/1973	11/9/2018
Staunton Plaza	Staunton, VA	—	4,818	14,380	15	4,826	14,387	19,213	709	2006	11/16/2018
Bethany Village	Alpharetta, GA	—	6,138	8,355	26	6,138	8,381	14,519	524	2001	11/16/2018
Northpark Village	Lubbock, TX	—	3,087	6,047	70	3,087	6,117	9,204	361	1990	11/16/2018
Kings Crossing	Sun City Center, FL	10,467	5,654	11,225	88	5,694	11,273	16,967	632	2000/2018	11/16/2018
Lake Washington Crossing	Melbourne, FL	—	4,222	13,553	477	4,247	14,004	18,251	944	1987/2012	11/16/2018
Kipling Marketplace	Littleton, CO	—	4,020	10,405	143	4,034	10,534	14,568	674	1983/2009	11/16/2018
MetroWest Village	Orlando, FL	—	6,841	15,333	116	6,913	15,376	22,289	838	1990	11/16/2018
Spring Cypress Village	Houston, TX	—	9,579	14,567	259	9,710	14,695	24,405	826	1982/2007	11/16/2018
Commonwealth Square	Folsom, CA	6,156	9,955	12,586	231	9,965	12,807	22,772	1,056	1987	11/16/2018
Point Loomis	Milwaukee, WI	—	4,171	4,901	63	4,171	4,964	9,135	625	1965/1991	11/16/2018
Shasta Crossroads	Redding, CA	—	9,598	18,643	(3,907)	8,323	16,011	24,334	421	1989/2016	11/16/2018
Milan Plaza	Milan, MI	—	925	1,974	174	925	2,148	3,073	413	1960/1975	11/16/2018
Hilander Village	Roscoe, IL	—	2,571	7,461	148	2,629	7,550	10,179	722	1994	11/16/2018
Laguna 99 Plaza	Elk Grove, CA	—	5,422	16,952	93	5,422	17,045	22,467	882	1992	11/16/2018
Southfield Center	St. Louis, MO	—	5,612	13,643	790	5,810	14,235	20,045	835	1987	11/16/2018
Waterford Park Plaza	Plymouth, MN	—	4,935	19,543	67	4,945	19,599	24,544	1,087	1989	11/16/2018
Colonial Promenade	Winter Haven, FL	—	12,403	22,097	247	12,411	22,336	34,747	1,462	1986/2008	11/16/2018
Willimantic Plaza	Willimantic, CT	—	3,596	8,859	37	3,604	8,887	12,491	752	1968/1990	11/16/2018
Quivira Crossings	Overland Park, KS	—	7,512	10,729	519	7,565	11,195	18,760	783	1996	11/16/2018
Spivey Junction	Stockbridge, GA	—	4,083	10,414	7	4,083	10,421	14,504	611	1998	11/16/2018
Plaza Farmington	Farmington, NM	—	6,322	9,619	54	6,365	9,630	15,995	628	2004	11/16/2018
Harvest Plaza	Akron, OH	—	2,693	6,083	42	2,735	6,083	8,818	389	1974/2000	11/16/2018
Oakhurst Plaza	Seminole, FL	—	2,782	4,506	81	2,788	4,581	7,369	343	1974/2001	11/16/2018
Old Alabama Square	Johns Creek, GA	—	10,782	17,359	850	10,782	18,209	28,991	936	2000	11/16/2018
North Point Landing	Modesto, CA	20,061	8,040	28,422	368	8,118	28,712	36,830	1,374	1964/2008	11/16/2018
Glenwood Crossing	Cincinnati, OH	—	4,581	3,922	21	4,586	3,937	8,523	392	1999	11/16/2018
Rosewick Crossing	La Plata, MD	—	8,252	23,507	311	8,273	23,797	32,070	1,220	2008	11/16/2018
Vineyard Center	Templeton, CA	5,340	1,753	6,406	18	1,762	6,416	8,178	321	2007	11/16/2018
Ocean Breeze Plaza	Ocean Breeze, FL	—	6,416	9,986	227	6,425	10,203	16,628	616	1993/2010	11/16/2018

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2019
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Central Valley Marketplace	Ceres, CA	15,526	6,163	17,535	11	6,175	17,535	23,710	881	2005	11/16/2018
51st & Olive Square	Glendale, AZ	—	2,236	9,038	54	2,236	9,092	11,328	526	1975/2007	11/16/2018
West Acres Shopping Center	Fresno, CA	—	4,866	5,627	55	4,896	5,652	10,548	538	1990	11/16/2018
Meadows on the Parkway	Boulder, CO	—	23,954	32,744	441	23,983	33,157	57,140	1,648	1989	11/16/2018
Wyandotte Plaza	Kansas City, KS	—	5,204	17,566	116	5,230	17,655	22,885	922	1961/2015	11/16/2018
Broadlands Marketplace	Broomfield, CO	—	7,434	9,459	100	7,517	9,476	16,993	599	2002	11/16/2018
Village Center	Racine, WI	—	6,051	26,473	57	6,099	26,483	32,582	1,542	2002/2003	11/16/2018
Shoregate Town Center	Willowick, OH	—	7,152	16,282	318	7,139	16,613	23,752	1,725	1958/2005	11/16/2018
Plano Market Street	Plano, TX	—	14,837	33,178	287	15,048	33,254	48,302	1,586	2009	11/16/2018
Island Walk Shopping Center	Fernandina Beach, FL	—	8,190	19,992	436	8,209	20,409	28,618	1,228	1987/2012	11/16/2018
Normandale Village	Bloomington, MN	11,899	8,390	11,407	520	8,581	11,736	20,317	1,013	1973	11/16/2018
North Pointe Plaza	North Charleston, SC	—	10,232	26,348	139	10,252	26,467	36,719	1,779	1989	11/16/2018
Palmer Town Center	Easton, PA	—	7,331	23,525	322	7,317	23,860	31,177	1,256	2005	11/16/2018
Alico Commons	Fort Myers, FL	—	4,670	16,557	253	4,683	16,797	21,480	841	2009	11/16/2018
Windover Square	Melbourne, FL	11,048	4,115	13,309	221	4,161	13,485	17,646	689	1984/2010	11/16/2018
Rockledge Square	Rockledge, FL	—	3,477	4,469	90	3,489	4,546	8,035	481	1985	11/16/2018
Port St. John Plaza	Port St. John, FL	—	3,305	5,636	(3,592)	1,962	3,387	5,349	1	1986	11/16/2018
Fairfield Commons	Lakewood, CO	—	8,802	29,946	276	8,802	30,222	39,024	1,423	1985	11/16/2018
Cocoa Commons	Cocoa, FL	—	4,838	8,247	44	4,844	8,285	13,129	665	1986	11/16/2018
Hamilton Mill Village	Dacula, GA	—	7,059	9,678	270	7,079	9,928	17,007	625	1996	11/16/2018
Sheffield Crossing	Sheffield Village, OH	—	8,841	10,232	167	9,008	10,232	19,240	741	1989	11/16/2018
The Shoppes at Windmill Place	Batavia, IL	—	8,186	16,005	184	8,186	16,189	24,375	980	1991/1997	11/16/2018
Stone Gate Plaza	Crowley, TX	7,334	5,261	7,007	158	5,261	7,165	12,426	426	2003	11/16/2018
Everybody's Plaza	Cheshire, CT	—	2,520	10,096	262	2,533	10,345	12,878	517	1960/2005	11/16/2018
Lakewood City Center	Lakewood, OH	—	1,593	10,308	23	1,593	10,331	11,924	489	1991	11/16/2018
Carriagetown Marketplace	Amesbury, MA	—	7,084	15,492	281	7,085	15,772	22,857	927	2000	11/16/2018
Crossroads of Shakopee	Shakopee, MN	—	8,869	20,320	253	8,920	20,522	29,442	1,321	1998	11/16/2018
Broadway Pavilion	Santa Maria, CA	—	8,512	20,427	246	8,524	20,661	29,185	1,131	1987	11/16/2018
Sanibel Beach Place	Fort Myers, FL	—	3,918	7,043	348	3,950	7,359	11,309	512	2003	11/16/2018
Shoppes at Glen Lakes	Weeki Wachee, FL	—	3,118	7,473	381	3,141	7,831	10,972	460	2008	11/16/2018
Bartow Marketplace	Cartersville, GA	19,305	11,944	24,610	118	11,953	24,719	36,672	1,954	1995	11/16/2018

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2019
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Bloomingdale Hills	Riverview, FL	—	4,384	5,179	119	4,384	5,299	9,683	454	2002/2012	11/16/2018
University Plaza	Amherst, NY	—	2,778	9,800	4,102	6,707	9,973	16,680	1,719	1980/1999	11/16/2018
McKinney Market Street	McKinney, TX	2,825	10,941	16,061	1,437	10,963	17,476	28,439	1,054	2003	11/16/2018
Montville Commons	Montville, CT	9,082	12,417	11,091	462	12,434	11,536	23,970	905	2007	11/16/2018
Shaw's Plaza Raynham	Raynham, MA	—	7,769	26,829	171	7,776	26,992	34,768	1,587	1965/1998	11/16/2018
Suntree Square	Southlake, TX	9,181	6,335	15,642	161	6,335	15,803	22,138	858	2000	11/16/2018
Green Valley Plaza	Henderson, NV	—	7,284	16,879	187	7,299	17,051	24,350	940	1978/1982	11/16/2018
Crosscreek Village	St. Cloud, FL	—	3,821	9,604	201	3,821	9,805	13,626	576	2008	11/16/2018
Market Walk	Savannah, GA	—	20,679	31,836	893	20,697	32,710	53,407	1,786	2014/2015	11/16/2018
Livonia Plaza	Livonia, MI	—	4,118	17,037	69	4,118	17,106	21,224	990	1988	11/16/2018
Franklin Centre	Franklin, WI	7,421	6,353	5,482	75	6,349	5,562	11,911	766	1994/2009	11/16/2018
Plaza 23	Pompton Plains, NJ	—	11,412	40,144	605	11,636	40,526	52,162	1,965	1963/1997	11/16/2018
Shorewood Crossing	Shorewood, IL	—	9,468	20,993	643	9,552	21,553	31,105	1,211	2001	11/16/2018
Herndon Place	Fresno, CA	—	7,148	10,071	(892)	6,800	9,527	16,327	—	2005	11/16/2018
Windmill Marketplace	Clovis, CA	—	2,775	7,299	(486)	2,682	6,906	9,588	—	2001	11/16/2018
Riverlakes Village	Bakersfield, CA	13,528	8,567	15,242	190	8,602	15,397	23,999	802	1997	11/16/2018
Bells Fork	Greenville, NC	—	2,846	6,455	37	2,846	6,492	9,338	357	2006	11/16/2018
Evans Towne Centre	Evans, GA	—	4,018	7,013	112	4,031	7,112	11,143	485	1995	11/16/2018
Mansfield Market Center	Mansfield, TX	—	4,672	13,154	135	4,672	13,289	17,961	655	2015	11/16/2018
Ormond Beach Mall	Ormond Beach, FL	—	4,954	7,006	402	4,961	7,401	12,362	509	1967/2010	11/16/2018
Heritage Plaza	Carol Stream, IL	9,312	6,205	16,507	157	6,225	16,644	22,869	903	1988	11/16/2018
Mountain Crossing	Dacula, GA	4,029	6,602	6,835	129	6,644	6,923	13,567	471	1997	11/16/2018
Seville Commons	Arlington, TX	—	4,689	12,602	881	4,739	13,433	18,172	694	1987	11/16/2018
Loganville Town Center	Loganville, GA	—	4,922	6,625	192	4,991	6,749	11,740	483	1997	11/16/2018
Alameda Crossing	Avondale, AZ	13,155	7,785	19,875	662	7,800	20,522	28,322	1,132	2005	11/16/2018
Cinco Ranch at Market Center	Katy, TX	—	5,553	14,063	279	5,655	14,240	19,895	693	2007/2008	12/12/2018
Naperville Crossings	Naperville, IL	—	15,242	30,881	923	15,810	31,234	47,044	1,216	2007/2016	4/26/2019
Orange Grove Shopping Center	North Fort Myers, FL	—	2,637	7,340	—	2,637	7,340	9,977	69	1999	10/31/2019
Sudbury Crossing	Sudbury, MA	—	6,483	12,933	—	6,483	12,933	19,416	102	1984	10/31/2019
Ashburn Farm Market Center	Ashburn, VA	—	14,035	16,648	11	14,035	16,659	30,694	131	2000	10/31/2019
Del Paso Marketplace	Sacramento, CA	—	5,722	12,242	—	5,722	12,242	17,964	48	2006	12/12/2019
Northlake Station LLC(5)		8,305	2,327	11,806	382	2,515	12,001	14,516	1,220	1985	10/6/2006
Corporate Adjustments(6)		—	6	2,751	(5,464)	(1,267)	(1,440)	(2,707)	7

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION(1)
December 31, 2019
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount Carried at End of Period(4)
Property Name	City, State	Encumbrances(2)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Totals		$685,198	$1,521,922	$3,085,983	$141,419	$1,552,562	$3,196,762	$4,749,324	$526,309

(1)	Assets held for sale are not included in this Schedule III report.

(2)	Encumbrances do not include our finance leases.

(3)	Reductions to costs capitalized subsequent to acquisition are generally attributable to parcels/outparcels sold, impairments, and assets held-for-sale.

(4)	The aggregate cost of properties for federal income tax purposes is approximately $4.8 billion at December 31, 2019.

(5)	Amounts consist of corporate building and land.

(6)	Amounts consist of elimination of intercompany construction management fees charged by the property manager to the real estate assets.
Reconciliation of real estate assets:

	2019	2018
Balance at January 1	$4,848,483	$3,384,971
Additions during the year:
Real estate acquisitions	126,378	1,850,294
Net additions to/improvements of real estate	79,396	12,936
Adoption of ASC 842	4,707	—
Deductions during the year:
Real estate dispositions	(185,468)	(336,154)
Impairment of real estate	(118,725)	(46,226)
Real estate held for sale	(5,447)	(17,338)
Balance at December 31	$4,749,324	$4,848,483
Reconciliation of accumulated depreciation:

	2019	2018
Balance at January 1	$393,970	$314,080
Additions during the year:
Depreciation expense	183,535	96,788
Deductions during the year:
Accumulated depreciation of real estate dispositions	(17,444)	(7,849)
Impairment of real estate	(33,126)	(7,543)
Accumulated depreciation of real estate held for sale	(626)	(1,506)
Balance at December 31	$526,309	$393,970
* * * * *

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March 2020.

PHILLIPS EDISON & COMPANY, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2020
Jeffrey S. Edison

/s/ JOHN P. CAULFIELD	Chief Financial Officer, Senior Vice President, and Treasurer (Principal Financial Officer)	March 11, 2020
John P. Caulfield

/s/ JENNIFER L. ROBISON	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	March 11, 2020
Jennifer L. Robison

/s/ LESLIE T. CHAO	Director	March 11, 2020
Leslie T. Chao

/s/ ELIZABETH FISCHER	Director	March 11, 2020
Elizabeth Fischer

/s/ DAVID W. GARRISON	Director	March 11, 2020
David W. Garrison

/s/ PAUL J. MASSEY, JR.	Director	March 11, 2020
Paul J. Massey, Jr.

/s/ STEPHEN R. QUAZZO	Director	March 11, 2020
Stephen R. Quazzo

/s/ JANE SILFEN	Director	March 11, 2020
Jane Silfen

/s/ JOHN A. STRONG	Director	March 11, 2020
John A. Strong

/s/ GREGORY S. WOOD	Director	March 11, 2020
Gregory S. Wood