Form 10-Q
period 2020-06-30
Phillips Edison & Company, Inc.
filed 2020-08-13
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 000-54691

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 3, 2020, there were 290.5 million outstanding shares of common stock of the Registrant.

PHILLIPS EDISON & COMPANY, INC.
FORM 10-Q

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019
(Condensed and Unaudited)
(In thousands, except per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Investment in real estate:
Land and improvements	$1,544,975	$1,552,562
Building and improvements	3,206,224	3,196,762
In-place lease assets	441,067	442,729
Above-market lease assets	65,863	65,946
Total investment in real estate assets	5,258,129	5,257,999
Accumulated depreciation and amortization	(841,154)	(731,560)
Net investment in real estate assets	4,416,975	4,526,439
Investment in unconsolidated joint ventures	41,545	42,854
Total investment in real estate assets, net	4,458,520	4,569,293
Cash and cash equivalents	53,262	17,820
Restricted cash	26,068	77,288
Goodwill	29,066	29,066
Other assets, net	135,274	128,690
Real estate investment and other assets held for sale	—	6,038
Total assets	$4,702,190	$4,828,195

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,320,719	$2,354,099
Below-market lease liabilities, net	105,857	112,319
Earn-out liability	22,000	32,000
Derivative liabilities	65,376	20,974
Deferred income	15,659	15,955
Accounts payable and other liabilities	85,110	124,054
Total liabilities	2,614,721	2,659,401
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 290,465 and 289,047
shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,905	2,890
Additional paid-in capital (“APIC”)	2,795,434	2,779,130
Accumulated other comprehensive loss (“AOCI”)	(60,075)	(20,762)
Accumulated deficit	(991,939)	(947,252)
Total stockholders’ equity	1,746,325	1,814,006
Noncontrolling interests	341,144	354,788
Total equity	2,087,469	2,168,794
Total liabilities and equity	$4,702,190	$4,828,195

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$115,654	$129,030	$244,120	$257,890
Fees and management income	2,760	3,051	4,925	6,312
Other property income	626	500	1,518	1,148
Total revenues	119,040	132,581	250,563	265,350
Operating Expenses:
Property operating	19,629	20,933	41,391	43,799
Real estate taxes	16,453	17,930	33,565	35,278
General and administrative	9,806	13,540	20,546	26,750
Depreciation and amortization	56,370	59,554	112,597	120,543
Impairment of real estate assets	—	25,199	—	38,916
Total operating expenses	102,258	137,156	208,099	265,286
Other:
Interest expense, net	(22,154)	(25,758)	(44,929)	(50,842)
(Loss) gain on disposal of property, net	(541)	(1,266)	(2,118)	5,855
Other (expense) income, net	(500)	(10,573)	9,369	(3,037)
Net (loss) income	(6,413)	(42,172)	4,786	(47,960)
Net loss (income) attributable to noncontrolling interests	825	5,602	(605)	6,195
Net (loss) income attributable to stockholders	$(5,588)	$(36,570)	$4,181	$(41,765)
Earnings per common share:
Net (loss) income per share attributable to stockholders - basic and diluted (Note 10)	$(0.02)	$(0.13)	$0.01	$(0.15)

Comprehensive loss
Net (loss) income	$(6,413)	$(42,172)	$4,786	$(47,960)
Other comprehensive loss:
Change in unrealized value on interest rate swaps	(1,747)	(23,645)	(45,111)	(38,006)
Comprehensive loss	(8,160)	(65,817)	(40,325)	(85,966)
Net loss (income) attributable to noncontrolling interests	825	5,602	(605)	6,195
Other comprehensive loss attributable to noncontrolling interests	224	3,168	5,798	5,106
Comprehensive loss attributable to stockholders	$(7,111)	$(57,047)	$(35,132)	$(74,665)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2020 and 2019
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at April 1, 2019	281,549	$2,815	$2,693,946	$(61)	$(745,740)	$1,950,960	$398,225	$2,349,185
Dividend reinvestment plan (“DRIP”)	1,558	15	17,225	—	—	17,240	—	17,240
Share repurchases	(541)	(5)	(5,989)	—	—	(5,994)	—	(5,994)
Change in unrealized value on interest rate swaps	—	—	—	(20,477)	—	(20,477)	(3,168)	(23,645)
Common distributions declared, $0.17 per share	—	—	—	—	(48,048)	(48,048)	—	(48,048)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,061)	(7,061)
Share-based compensation	24	1	629	—	—	630	1,891	2,521
Conversion of noncontrolling interests	1,180	12	13,060	—	—	13,072	(13,072)	—
Net loss	—	—	—	—	(36,570)	(36,570)	(5,602)	(42,172)
Balance at June 30, 2019	283,770	$2,838	$2,718,871	$(20,538)	$(830,358)	$1,870,813	$371,213	$2,242,026

Balance at April 1, 2020	290,416	$2,903	$2,793,803	$(58,552)	$(986,292)	$1,751,862	$341,944	$2,093,806
Change in unrealized value on interest rate swaps	—	—	—	(1,523)	—	(1,523)	(224)	(1,747)
Share-based compensation	5	1	1,332	—	—	1,333	808	2,141
Conversion of noncontrolling interests	50	1	555	—	—	556	(556)	—
Other	(6)	—	(256)	—	(59)	(315)	(3)	(318)
Net loss	—	—	—	—	(5,588)	(5,588)	(825)	(6,413)
Balance at June 30, 2020	290,465	$2,905	$2,795,434	$(60,075)	$(991,939)	$1,746,325	$341,144	$2,087,469

	Six Months Ended June 30, 2020 and 2019
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2019	279,803	$2,798	$2,674,871	$12,362	$(692,573)	$1,997,458	$414,911	$2,412,369
DRIP	3,161	31	34,927	—	—	34,958	—	34,958
Share repurchases	(1,146)	(11)	(12,663)	—	—	(12,674)	—	(12,674)
Change in unrealized value on interest rate swaps	—	—	—	(32,900)	—	(32,900)	(5,106)	(38,006)
Common distributions declared, $0.34 per share	—	—	—	—	(96,020)	(96,020)	—	(96,020)
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,228)	(14,228)
Share-based compensation	64	1	856	—	—	857	2,730	3,587
Conversion of noncontrolling interests	1,888	19	20,880	—	—	20,899	(20,899)	—
Net loss	—	—	—	—	(41,765)	(41,765)	(6,195)	(47,960)
Balance at June 30, 2019	283,770	$2,838	$2,718,871	$(20,538)	$(830,358)	$1,870,813	$371,213	$2,242,026

Balance at January 1, 2020	289,047	$2,890	$2,779,130	$(20,762)	$(947,252)	$1,814,006	$354,788	$2,168,794
DRIP	1,436	14	15,926	—	—	15,940	—	15,940
Share repurchases	(288)	(3)	(2,697)	—	—	(2,700)	—	(2,700)
Change in unrealized value on interest rate swaps	—	—	—	(39,313)	—	(39,313)	(5,798)	(45,111)
Common distributions declared, $0.17 per share	—	—	—	—	(48,809)	(48,809)	—	(48,809)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,105)	(7,105)
Share-based compensation	108	2	1,472	—	—	1,474	518	1,992
Conversion of noncontrolling interests	168	2	1,859	—	—	1,861	(1,861)	—
Other	(6)	—	(256)	—	(59)	(315)	(3)	(318)
Net income	—	—	—	—	4,181	4,181	605	4,786
Balance at June 30, 2020	290,465	$2,905	$2,795,434	$(60,075)	$(991,939)	$1,746,325	$341,144	$2,087,469

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Condensed and Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,786	$(47,960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate assets	109,709	117,170
Impairment of real estate assets	—	38,916
Depreciation and amortization of corporate assets	2,888	3,373
Net amortization of above- and below-market leases	(1,583)	(2,224)
Amortization of deferred financing expenses	2,495	2,522
Amortization of debt and derivative adjustments	1,884	4,482
Loss (gain) on disposal of property, net	2,118	(5,855)
Change in fair value of earn-out liability	(10,000)	(7,500)
Straight-line rent	(1,331)	(4,456)
Share-based compensation	1,992	3,793
Other impairment charges	—	9,661
Other	1,239	1,705
Changes in operating assets and liabilities:
Other assets, net	(12,821)	(1,553)
Accounts payable and other liabilities	(11,470)	(12,005)
Net cash provided by operating activities	89,906	100,069
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(4,343)	(49,880)
Capital expenditures	(28,540)	(27,221)
Proceeds from sale of real estate	25,778	47,857
Return of investment in unconsolidated joint ventures	639	2,257
Net cash used in investing activities	(6,466)	(26,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	—	(73,359)
Proceeds from mortgages and loans payable	—	60,000
Payments on mortgages and loans payable	(35,200)	(4,835)
Distributions paid, net of DRIP	(49,083)	(60,787)
Distributions to noncontrolling interests	(9,406)	(13,841)
Repurchases of common stock	(5,211)	(11,802)
Other	(318)	(206)
Net cash used in financing activities	(99,218)	(104,830)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(15,778)	(31,748)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	95,108	84,304
End of period	$79,330	$52,556

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$53,262	$17,772
Restricted cash	26,068	34,784
Cash, cash equivalents, and restricted cash at end of period	$79,330	$52,556

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Condensed and Unaudited)
(In thousands)

	2020	2019
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$40,980	$44,169
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	551	1,444
Accrued capital expenditures	2,884	2,960
Change in distributions payable	(16,214)	275
Change in distributions payable - noncontrolling interests	(2,301)	387
Change in accrued share repurchase obligation	(2,511)	872
Distributions reinvested	15,940	34,958

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
As of June 30, 2020, we wholly-owned 284 real estate properties. Additionally, we owned a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture that owned seven properties; a 15% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture that owned 17 properties; and a 10% interest in Grocery Retail Partners II LLC (“GRP II”), a joint venture that owned three properties.

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
During the first quarter of 2020, a novel coronavirus (“COVID-19”) began spreading globally, with the outbreak being classified as a pandemic by the World Health Organization on March 11, 2020. Because of the adverse economic conditions that exist as a result of the impacts of the COVID-19 pandemic, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly. Specifically as it relates to our business, the current economic situation resulted in temporary tenant closures at our shopping centers, often as a result of “stay-at-home” government mandates which limited travel and movement of the general public to essential activities only and required all non-essential businesses to close.
Temporary closures of tenant spaces at our centers peaked in April and have significantly decreased as states have reduced or removed restrictions on business operations and the travel and movement of the general public. Certain tenants remain temporarily closed, have since closed after reopening, are limiting the number of customers allowed in their locations, or have modified their operations in other ways that may impact their profitability, either as a result of government mandates or self-elected efforts to reduce the spread of COVID-19. Some states and localities have temporarily reinstated certain mandates in response to increasing reported cases of COVID-19. These actions could result in increased permanent store closings and could reduce the demand for leasing space in our shopping centers and result in a decline in occupancy and rental revenues in our real estate portfolio. All of this activity impacts our estimates around the collectability of revenue and valuation of real estate assets, goodwill and other intangible assets, and certain liabilities, among others.
There were no changes to our significant accounting policies during the six months ended June 30, 2020. For a full summary of our accounting policies, refer to our 2019 Annual Report on Form 10-K filed with the SEC on March 11, 2020.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2019, which are included in our 2019 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Leases—Lease receivables are reviewed continually to determine whether or not it is probable that we will realize all amounts owed to us for each of our tenants (i.e., whether a tenant is deemed to be a credit risk). If we determine that the tenant is not a credit risk, no reserve or reduction of revenue is recorded, except in the case of disputed charges. If we determine that the tenant is a credit risk, revenue for that tenant is recorded on a cash basis, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. The COVID-19 pandemic has increased the uncertainty of collecting rents from a number of our tenants. For the three and six months ended June 30, 2020, we had $12.0 million and $14.8 million, respectively, in revenue that will not be recognized until cash is collected or the tenant resumes payment and is considered creditworthy.
In our efforts to maximize collections in the near term while also supporting our tenants as they operate through this pandemic, we have begun negotiating rent relief primarily in the form of payment plans and deferrals on rent and recovery charges, which allow for changes in the timing of payments, but not the total amount of consideration due to us under the lease. In a limited number of instances, we may also agree to waive certain charges due to us under the lease. During the three months ended June 30, 2020, our negotiated rent relief was minimal.
Income Taxes—Our consolidated financial statements include the operations of wholly owned subsidiaries that have jointly elected to be treated as Taxable REIT Subsidiaries and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. During the three and six months ended June 30, 2020, an insignificant amount of federal income tax benefit was reported, and we recorded a full valuation allowance for our net deferred tax asset. We recorded no income tax expense or benefit for the three and six months ended June 30, 2019. We recognized an insignificant amount of state and local income tax expense for the three and six months ended June 30, 2020 and 2019. All income tax amounts are included in Other (Expense) Income, Net on the consolidated statements of operations and comprehensive loss (“consolidated statements of operations”).
Recently Issued and Newly Adopted Accounting Pronouncements—In response to the COVID-19 pandemic, the Financial Accounting Standards Board (“FASB”) issued interpretive guidance addressing the accounting treatment for lease concessions attributable to the pandemic. Under this guidance, entities may elect to account for such lease concessions consistent with how they would be accounted for under ASC Topic 842, Leases, (“ASC 842”) if the enforceable rights and obligations for the lease concessions already existed within the lease agreement, regardless of whether such enforceable rights and obligations are explicitly outlined within the lease. This accounting treatment may only be applied if (1) the lease concessions were granted as a direct result of the pandemic, and (2) the total cash flows under the modified lease are less than or substantially the same as the cash flows under the original lease agreement. As a result, entities that make this election will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist within the contract, and may elect not to account for these concessions as lease modifications within the scope of ASC 842.
Some concessions will provide a deferral of payments, which may affect the timing of cash receipts without substantively impacting the total consideration per the original lease agreement. The FASB has stated that there are multiple acceptable methods to account for deferrals under the interpretive guidance:

•	Account for the concession as if no changes to the lease contract were made, increasing the lease receivable as payments accrue and continuing to recognize income; or

•	Account for deferred lease payments as variable lease payments.
We have elected not to account for any qualifying lease concessions granted as a result of the COVID-19 pandemic as lease modifications and will account for any qualifying concessions granted as if no changes to the lease contract were made. This will result in an increase to the related lease receivable as payments accrue while we continue to recognize rental income. We will, however, assess the impact of any such concessions on estimated collectability of the related lease payments and will reflect any adjustments as necessary as an offset to Rental Income on the consolidated statements of operations.

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

Reclassifications—The following line item on our consolidated balance sheet as of December 31, 2019 was reclassified to conform to current year presentation:

•	Corporate Intangible Assets, Net was included in Other Assets, Net.
The following line items on our consolidated statement of cash flows for the six months ended June 30, 2019 were reclassified to conform to current year presentation:

•	Amortization of Debt and Derivative Adjustments was listed on a separate line from Other Cash Flows from Operating Activities; and

•	Equity in Net Loss of Unconsolidated Joint Ventures was included in Other Cash Flows from Operating Activities.

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental income related to fixed lease payments	$97,276	$98,841	$195,510	$196,354
Rental income related to variable lease payments	30,659	28,951	62,497	59,478
Amortization of lease assets	786	1,080	1,565	2,198
Lease buyout income	214	223	308	456
Adjustments for collectability(1)	(13,281)	(65)	(15,760)	(596)
Total rental income	$115,654	$129,030	$244,120	$257,890

(1)	Contains general reserves as well as revenue adjustments for tenants deemed to be non-creditworthy.
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of June 30, 2020, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
Remaining 2020	$191,883
2021	353,229
2022	316,888
2023	268,211
2024	212,229
Thereafter	569,201
Total	$1,911,641
As of June 30, 2020, executed payment plans and rent concessions related to the COVID-19 pandemic were not material.
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of June 30, 2020. As of June 30, 2020, our real estate investments in Florida and California represented 12.3% and 10.6% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events, including the impact of the COVID-19 pandemic, in the Florida and California real estate markets.
Lessee—Lease assets and liabilities, grouped by balance sheet line where they are recorded, consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

Balance Sheet Information	Balance Sheet Location	June 30, 2020	December 31, 2019
ROU assets, net - operating leases(1)	Investment in Real Estate	$3,924	$7,613
ROU assets, net - operating and finance leases	Other Assets, Net	2,198	2,111
Operating lease liability	Accounts Payable and Other Liabilities	6,030	9,453
Finance lease liability	Debt Obligations, Net	312	443

(1)
During the six months ended June 30, 2020, one of our acquisitions was land upon which one of our shopping centers is situated that was previously subject to a ground lease in which the lessor controlled an option requiring us to purchase the land subject to the lease. Our valuation of the ROU asset and lease liability as of December 31, 2019 for this ground lease reflected the assumption that the lessor would exercise this option and that we would purchase the underlying land asset.

4. REAL ESTATE ACTIVITY
Property Sales—The following table summarizes our real estate disposition activity (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Number of properties sold(1)	4	6
Number of outparcels sold	—	1
Proceeds from sale of real estate	$25,778	$47,857
(Loss) gain on sale of properties, net(2)	(1,436)	6,627

(1)
We retained certain outparcels of land associated with one of our property dispositions during the six months ended June 30, 2020, and as a result, this property is still included in our total property count.

(2)
The (loss) gain on sale of properties, net does not include miscellaneous write-off activity, which is also recorded in (Loss) Gain on Disposal of Property, Net on the consolidated statements of operations.

Subsequent to June 30, 2020, we sold one property for $8.5 million.
Impairment of Real Estate Assets—During the three and six months ended June 30, 2020, we did not recognize any impairment charges. During the three and six months ended June 30, 2019, we recognized impairment charges totaling $25.2 million and $38.9 million, respectively. The impairments were associated with certain anticipated property dispositions where the net book value exceeded the estimated fair value. Our estimated fair value was based upon the contracted price to sell or the marketed price for disposition, less estimated costs to sell. We applied reasonable estimates and judgments in determining the amount of impairment recognized.
Acquisitions—During the six months ended June 30, 2020, we acquired two parcels of land for a total of $4.3 million, both of which are either underneath or adjacent to shopping centers that we own. During the six months ended June 30, 2019, we acquired one property and one outparcel for a total of $49.9 million.
For the six months ended June 30, 2020, our acquisitions did not have any lease intangibles. The fair value and weighted-average useful life at acquisition for lease intangibles acquired as part of acquisitions in the six months ended June 30, 2019 are as follows (dollars in thousands, weighted-average useful life in years):

	Six Months Ended June 30, 2019
	Fair Value	Weighted-Average Useful Life
In-place leases	$4,736	11
Above-market leases	825	8
Below-market leases	(2,097)	16

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of June 30, 2020 and December 31, 2019, excluding amounts related to assets classified as held for sale (in thousands):

	June 30, 2020	December 31, 2019
Other assets, net:
Deferred leasing commissions and costs	$40,172	$38,738
Deferred financing expenses	13,971	13,971
Office equipment, ROU assets, and other	21,222	19,430
Corporate intangible assets	4,883	4,883
Total depreciable and amortizable assets	80,248	77,022
Accumulated depreciation and amortization	(40,706)	(35,055)
Net depreciable and amortizable assets	39,542	41,967
Accounts receivable, net(1)	53,265	46,125
Accounts receivable - affiliates	935	728
Deferred rent receivable, net	30,542	29,291
Derivative assets	—	2,728
Prepaid expenses and other	10,990	7,851
Total other assets, net	$135,274	$128,690

(1)
Net of $5.7 million and $6.9 million of general reserves for uncollectible amounts, excluding $19.4 million and $6.9 million in receivables that were removed for tenants considered to be non-creditworthy as of June 30, 2020 and December 31, 2019, respectively.

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, for our debt obligations as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Interest Rate(1)	June 30, 2020	December 31, 2019
Revolving credit facility(2)	LIBOR + 1.4%	$—	$—
Term loans(3)	2.58% - 4.59%	1,622,500	1,652,500
Secured loan facilities	3.35% - 3.52%	395,000	395,000
Mortgages	3.45% - 7.91%	319,654	324,578
Finance lease liability		312	443
Assumed market debt adjustments, net		(1,352)	(1,218)
Deferred financing expenses, net		(15,395)	(17,204)
Total		$2,320,719	$2,354,099

(1)	Interest rates are as of June 30, 2020.

(2)
We had $255.0 million of gross borrowings and payments under our revolving credit facility during the six months ended June 30, 2020. The gross borrowings and payments under our revolving credit facility were $105.6 million and $179.0 million, respectively, during the six months ended June 30, 2019.

(3)
Our term loans carry an interest rate of LIBOR plus a spread. While a majority of the rates are fixed through the use of swaps, some of these rates are not fixed through a swap, and thus are still indexed to LIBOR.

In January 2020, we made the final $30 million payment on our term loan maturing in 2021. Following this payment, the next term loan maturity is in April 2022.
In April 2020, we borrowed $200 million on our revolving credit facility to meet our operating needs for a sustained period due to the COVID-19 pandemic. In June 2020, we paid down the outstanding balance on our revolving credit facility. Our debt is subject to certain covenants, and as of June 30, 2020, we were in compliance with the restrictive covenants of our outstanding debt obligations.

The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, net, as of June 30, 2020 and December 31, 2019, is summarized below (in thousands):

	June 30, 2020	December 31, 2019
As to interest rate:(1)
Fixed-rate debt	$1,756,966	$2,122,021
Variable-rate debt	580,500	250,500
Total	$2,337,466	$2,372,521
As to collateralization:
Unsecured debt	$1,622,500	$1,652,500
Secured debt	714,966	720,021
Total	$2,337,466	$2,372,521

Weighed-average interest rate(1)	3.1%	3.4%

(1)	Includes the effects of derivative financial instruments (see Notes 7 and 12).

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $19.7 million will be reclassified from AOCI as an increase to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of June 30, 2020 and December 31, 2019 (notional amounts in thousands):

	June 30, 2020	December 31, 2019
Count	6	9
Notional amount	$1,042,000	$1,402,000
Fixed LIBOR	1.3% - 2.9%	0.8% - 2.9%
Maturity date	2021 - 2025	2020 - 2025
The table below details the nature of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amount of (loss) recognized in other comprehensive income on derivatives	$(6,614)	$(22,348)	$(51,530)	$(35,205)
Amount of loss (gain) reclassified from AOCI into interest expense	4,867	(1,297)	6,419	(2,801)

Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of June 30, 2020, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $65.4 million. As of June 30, 2020, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $65.4 million.

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
As of June 30, 2020, we had four cash collateralized letters of credit outstanding totaling approximately $8.0 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.
COVID-19—As of June 30, 2020, we were not aware of any significant liabilities or obligations to waive rent that we have incurred under force majeure or co-tenancy clauses in tenant leases.

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
On March 27, 2020, the DRIP was temporarily suspended and remains suspended as of June 30, 2020. The March 2020 distribution was paid all in cash on April 1, 2020.
Distributions—On March 27, 2020, our Board temporarily suspended stockholder distributions, effective after the payment of the March 2020 distribution on April 1, 2020, as a result of the uncertainty surrounding the COVID-19 pandemic, including the impact that the pandemic and the measures taken by governmental authorities and tenants in response to the pandemic are expected to continue to have on our shopping centers and our financial condition, liquidity sources, and capital needs.

Share Repurchase Program (“SRP”)—The SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The Board reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
On August 7, 2019, the Board suspended the SRP with respect to standard repurchases. The SRP for death, qualifying disability, or determination of incompetence was also suspended, effective March 27, 2020. Both the SRP with respect to standard repurchases and the SRP for death, qualifying disability, or determination of incompetence remain suspended as of June 30, 2020.
Convertible Noncontrolling Interests—Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), Operating Partnership unit (“OP unit”) holders may elect to exchange OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of June 30, 2020 and December 31, 2019 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. The distributions that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity. During the six months ended June 30, 2020 and 2019, 0.2 million and 1.9 million OP units were converted into shares of our common stock at a 1:1 ratio, respectively. There were approximately 42.7 million OP units outstanding as of June 30, 2020 and December 31, 2019. Additionally, certain of our outstanding time- and performance-based equity awards will result in the issuance of shares or OP units upon vesting in future periods.

10. EARNINGS PER SHARE
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing Net (Loss) Income Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
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
The impact of outstanding OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the OP units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements as of June 30, 2020 and 2019.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to stockholders - basic	$(5,588)	$(36,570)	$4,181	$(41,765)
Net (loss) income attributable to convertible OP units(1)	(825)	(5,643)	605	(6,426)
Net (loss) income - diluted	$(6,413)	$(42,213)	$4,786	$(48,191)
Denominator:
Weighted-average shares - basic	290,464	283,010	290,209	282,148
OP units(1)	42,743	43,288	42,818	43,640
Dilutive restricted stock awards	—	—	393	—
Adjusted weighted-average shares - diluted	333,207	326,298	333,420	325,788
Earnings per common share:
Basic and diluted (loss) income per share	$(0.02)	$(0.13)	$0.01	$(0.15)
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
Approximately 1.1 million time-based and 2.7 million performance-based unvested stock awards were outstanding as of June 30, 2020. Approximately 1.1 million time-based and 1.5 million performance-based unvested stock awards were outstanding as of June 30, 2019. These securities were anti-dilutive for the three months ended June 30, 2020 and the three and six months ended June 30, 2019. As a result, their impact was excluded from the weighted-average common shares used to calculate diluted EPS for those periods.

11. REVENUE RECOGNITION AND RELATED PARTY TRANSACTIONS
Revenue—Summarized below are amounts included in Fees and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds, and other revenues that are not in the scope of ASC Topic 606, Revenue from Contracts with Customers, but that are included in this table for the purpose of disclosing all related party revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Recurring fees(1)	$1,182	$1,639	$2,398	$3,221
Transactional revenue and reimbursements(2)	960	827	1,390	2,049
Insurance premiums(3)	618	585	1,137	1,042
Total fees and management income	$2,760	$3,051	$4,925	$6,312

(1)	Recurring fees include asset management fees and property management fees.

(2)	Transactional revenue includes items such as leasing commissions, construction management fees, and acquisition fees.

(3)	Insurance premium income from other parties includes amounts from third parties not affiliated with us.
During the six months ended June 30, 2019, we recognized a net charge of $1.9 million in Other Expense, Net on our consolidated statements of operations. The charge was related to a reduction in our related party accounts receivable and organization and offering costs payable for amounts incurred in connection with the Phillips Edison Grocery Center REIT III, Inc. (“REIT III”) public offering. Remaining accounts receivable and organization and offering costs payable that were outstanding as of June 30, 2019 related to REIT III were settled when we merged with REIT III in October 2019.
Other Related Party Matters—We are the limited guarantor for up to $190 million, capped at $50 million in most instances, of debt for our NRP joint venture. We are also the limited guarantor of a $175 million mortgage loan for GRP I. Our guaranty in both cases is limited to being the non-recourse carveout guarantor and the environmental indemnitor. We are also party to a separate agreement with our joint venture partner in which any potential liability under our guaranty for GRP I will be apportioned between us and our joint venture partner based on our respective ownership percentages in GRP I. We have no liability recorded on our consolidated balance sheets for either guaranty as of June 30, 2020 and December 31, 2019.

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

The following is a summary of borrowings as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Term loans	$1,608,378	$1,595,050	$1,636,470	$1,656,765
Secured portfolio loan facilities	390,890	391,157	390,780	399,054
Mortgages(2)	321,451	328,611	326,849	337,614
Total	$2,320,719	$2,314,818	$2,354,099	$2,393,433

(1)
Recorded principal balances include net deferred financing expenses of $15.4 million and $17.2 million as of June 30, 2020 and December 31, 2019, respectively. Recorded principal balances also include assumed market debt adjustments of $1.4 million and $1.2 million as of June 30, 2020 and December 31, 2019, respectively. There are deferred financing expenses related to our revolving credit facility that are in an asset position and thus are not included in these balances.

(2)	Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the six months ended June 30, 2020 and the year ended December 31, 2019, were as follows (in thousands):

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Derivative assets(1)	$—	$—	$—	$—	$2,728	$—
Derivative liabilities(1)	—	(65,376)	—	—	(20,974)	—
Earn-out liability	—	—	(22,000)	—	—	(32,000)
Nonrecurring
Impaired real estate assets, net(2)	—	—	—	—	280,593	—
Impaired corporate intangible asset, net(3)	—	—	—	—	—	4,401

(1)	We record derivative assets in Other Assets, Net and derivative liabilities in Derivative Liabilities on our consolidated balance sheets.

(2)	The carrying value of impaired real estate assets may have subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.

(3)
The carrying value of our impaired corporate intangible asset, net, which consists of in-place management contracts, subsequently decreased after the measurement date due to amortization as well as through derecognition as part of the merger with REIT III.

Derivative Instruments—As of June 30, 2020 and December 31, 2019, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2020 and December 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
We estimate the fair value of this liability on a quarterly basis using the Monte Carlo method. This method requires us to make assumptions about future dividend yields, volatility, and timing and pricing of liquidity events, which are unobservable and are considered Level 3 inputs in the fair value hierarchy. A change in these inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date. In calculating the fair value of this liability as of June 30, 2020, we have determined that the most likely range of potential outcomes includes a possibility of no additional OP units issued as well as up to a maximum of five million units being issued.
Changes in the fair value of the earn-out liability have been and will continue to be recognized in earnings. The following table presents a reconciliation of the change in the earn-out liability measured at fair value on a recurring basis using Level 3 inputs and recognized as Other (Expense) Income, Net in the consolidated statements of operations (in thousands):

Earn-Out Liability
Balance at December 31, 2019	$32,000
Change in fair value recognized in Other (Expense) Income, Net	(10,000)
Balance at June 30, 2020	$22,000
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. During the three and six months ended June 30, 2019, we impaired assets that were under contract or actively marketed for sale at a disposition price that was less than carrying value, or that had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds, which we consider to be a Level 2 input in the fair value hierarchy. There were no impairment charges recorded during the three and six months ended June 30, 2020.
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
Our quarterly impairment procedures have not been altered by the COVID-19 pandemic, as we believe key impairment indicators such as temporary store closings and large dark or vacant spaces will continue to be identified in our review. We have utilized forecasts that incorporate estimated decreases in net operating income (“NOI”) and cash flows as a result of the COVID-19 pandemic in performing our review procedures for the three and six months ended June 30, 2020. However, it is possible that we could experience unanticipated changes in assumptions that are employed in our impairment review which could impact our cash flows and fair value conclusions. Such unanticipated changes relative to our expectations may include but are not limited to: increases or decreases in the duration or permanence of tenant closures, increases or decreases in collectability reserves and write-offs, additional capital required to fill vacancies, extended lease-up periods, future closings of large tenants, changes in macroeconomic assumptions such as rate of inflation and capitalization rates, and changes to the estimated timing of disposition of the properties under review.
We recorded the following expense upon impairment of real estate assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Impairment of real estate assets	$—	$25,199	$—	$38,916
Corporate Intangible Asset Impairment—In connection with our acquisition of PELP, we acquired a corporate intangible asset consisting of in-place management contracts. We evaluate our corporate intangible asset for impairment when a triggering event occurs, or circumstances change, that indicate the carrying value may not be recoverable. In June 2019, the suspension of the REIT III public offering constituted a triggering event for further review of the corporate intangible asset’s fair value compared to its carrying value.
We estimated the fair value of the corporate intangible asset using a discounted cash flow model, leveraging certain Level 3 inputs. The evaluation of corporate intangible assets for potential impairment required management to exercise significant judgment and to make certain assumptions. The assumptions utilized in the evaluation included future cash flows and a discount rate. For the corporate intangible asset during the three months ended June 2019, we used a discount rate of 19% in our discounted cash flow model.
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

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). Such statements include, but are not limited to, statements about our focus, plans, strategies, initiatives, and prospects; statements about the COVID-19 pandemic, including its duration and potential or expected impact on our tenants, our business, and our estimated value per share; statements about the duration or extent of the suspension of our distributions, share repurchase program, and dividend reinvestment program; and statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation, (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) changes in interest rates and the availability of permanent mortgage financing; (v) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vi) the financial stability of tenants, including the ability of tenants to pay rent; (vii) changes in tax, real estate, environmental, and zoning laws; (viii) the concentration of our portfolio in a limited number of industries, geographies, or investments; (ix) the effects of the COVID-19 pandemic, including on the demand for consumer goods and services and levels of consumer confidence in the safety of visiting shopping centers as a result of the COVID-19 pandemic; (x) the measures taken by federal, state, and local government agencies and tenants in response to the COVID-19 pandemic, including mandatory business shutdowns, stay-at-home orders and social distancing guidelines; (xi) the impact of the COVID-19 pandemic on our tenants and their ability to pay rent on time or at all, or to renew their leases and, in the case of non-renewal, our ability to re-lease the space at the same or more favorable terms or at all; (xii) the length and severity of the COVID-19 pandemic in the United States; (xiii) the pace of recovery following the COVID-19 pandemic given the current severe economic contraction and increase in unemployment rates; (xiv) our ability to implement cost containment strategies; (xv) our and our tenants’ ability to obtain loans under the CARES Act or similar state programs; (xvi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (xvii) to the extent we were seeking to dispose of properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices; (xviii) the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity; and (xix) supply chain disruptions due to the COVID-19 pandemic. Additional important factors that could cause actual results to differ are described in the filings made from time to time by the Company with the SEC and include the risk factors and other risks and uncertainties described in our 2019 Annual Report on Form 10-K, filed with the SEC on March 12, 2020, and those included in this Report, in each case as updated from time to time in our periodic and/or current reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
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
COVID-19 Strategy—During the first quarter of 2020, the COVID-19 pandemic began spreading globally, with the outbreak being classified as a pandemic by the World Health Organization on March 11, 2020. As a result of the pandemic, many state governments issued “stay-at-home” mandates that generally limited travel and movement of the general public to essential activities only and required all non-essential businesses to close. The following initiatives were enacted in response to the pandemic and remain in effect as of the date of this filing (unless otherwise noted):

•	We temporarily suspended stockholder distributions (see Note 9 for more detail);

•	We suspended the SRP for death, qualifying disability, or determination of incompetence, while our standard SRP remains suspended;

•
Our Compensation Committee approved a temporary 25% reduction to the base salary of our chief executive officer; a temporary 10% reduction to the base salaries of our president, chief operating officer, chief financial officer, and general counsel; and a temporary 10% reduction to board members’ base compensation for the 2020-2021 term;

•
We have implemented expense reductions at the property and corporate levels, including the temporary reductions in executive salaries and director compensation, and reductions to our workforce and travel costs;

•	Our capital investments have been prioritized to support the reopening of our neighbors and new leasing activity, or deferred if possible; and

•
We borrowed $200 million on our revolving credit facility in April 2020 to ensure that we were able to meet our operating needs for a sustained period. Our rent and recovery collections during the second quarter, combined with the above initiatives, sufficiently funded our short-term operating needs and allowed us to repay in full the outstanding balance on our revolving credit facility in June 2020.

In May 2020, many state governments began lifting, in whole or in part, the “stay-at-home” mandates, effectively removing or lessening the limitations on travel and allowing many businesses to reopen in full or limited capacity. Some states and localities have temporarily reinstated certain mandates in response to increasing reported cases of COVID-19. The impact these measures and the resulting consumer behavior are having on our portfolio has evolved throughout the second quarter, and we expect that it will continue to do so. Our management team has determined the following are key indicators of recovery for our portfolio and is executing a strategy to guide our tenants (which we refer to as a “neighbor” or our “neighbors”) through these phases (all statistics are approximate; ABR, Gross Leasable Area or “GLA”, and rent and recovery collections include the prorated portion attributable to properties owned through our joint ventures):

•
Assisting Neighbors in Reopening—Our wholly-owned properties and those owned through our joint ventures contained approximately 5,600 occupied neighbor spaces as of August 10, 2020. At the peak of the pandemic-related closure activity, temporary closures reached 37% of all neighbor spaces, totaling 27% of our ABR and 22% of our GLA; of the neighbor spaces that temporarily closed, 88%, totaling 89% of our ABR and 90% of our GLA, have since reopened. We believe that the best way to ensure that we receive monthly payment of rent and other amounts due is to first have neighbors open and operating.

In order to facilitate communication with our neighbors, we launched PECO ConnectTM, a webpage designed to provide resources, information, and tools to assist our neighbors in reopening as states lift “stay-at-home” requirements and other restrictions. Resources made available through PECO Connect include, but are not limited to: the implementation of our Front Row To-GoTM program; a digital tool kit providing various marketing options, industry guides, and blueprints to facilitate effective communication between our neighbors and their customers; educational videos and webinars to help neighbors prepare for and adjust to the consumer environment as businesses reopen; a neighbor rewards program; and DashComm®, our proprietary internal communications platform designed to deliver important updates and information to our neighbors as well as to facilitate our responses to neighbor questions and concerns.

•
Returning to Monthly Payments—We continue to work with our neighbors to resume normal monthly rent payments. Our efforts have included raising awareness of the benefits available through the Coronavirus Aid, Relief, and Economic Security Act, including the Paycheck Protection Program and Health Care Enhancement Act (collectively, the “CARES Act”) and other small business programs. The CARES Act was intended to provide economic relief and stimulus to taxpayers and businesses in order to mitigate the economic impact of the pandemic, and provided an estimated $2.7 trillion to combat the COVID-19 pandemic and stimulate the economy through the provision of government loans and grants to affected individuals and businesses.

As more of our neighbors continue to reopen, we are seeing our collections improve as a result. The table below shows the improvement since April, the month in which we began to see decreased collections resulting from the COVID-19 pandemic and related neighbor impacts:

		% of Rent and Recoveries Collected(1)
Month	% of ABR Open(1)	All Neighbor Spaces	Grocer Neighbor Spaces
April 2020	75%	84%	100%
May 2020	91%	86%	100%
June 2020	97%	89%	100%
July 2020	98%	90%	99%

(1)
Collections for April, May, June, and July 2020 include any amounts billed for those respective months that were received through August 10, 2020. For other statistics, April, May, June, and July 2020 are approximate as of April 30, 2020, May 31, 2020, June 30, 2020, and July 31, 2020, respectively. The total number of neighbor spaces that are or were temporarily closed in connection with COVID-19 is approximately 2,100.

As of August 10, 2020, 97% of total neighbor spaces, or 98% of our portfolio ABR, was open.

•
Establishing Payment Plans—We believe substantially all neighbors, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. We further believe that it is best to begin negotiation of relief only once a neighbor has reopened, and we have continued to see payments made toward rent and recovery charges owed during the second quarter. As of August 10, 2020, we have executed relief agreements for approximately 240 neighbor spaces, primarily in the form of short-term payment plans without a reduction in amounts owed to us. These relief agreements totaled approximately $3.8 million, or 1.0% of portfolio ABR, and the weighted-average term over which we expect to receive payment on executed payment plans is less than twelve months. We are in negotiations with additional neighbors, which we believe will lead to more neighbors repaying their past due charges. We will continue to work with neighbors on establishing plans to repay past due amounts, and will monitor the impact of such payment plans on our results of operations in future quarters.

•
Collecting on Payment Plans—The final measure of recovery for our portfolio is to collect the past due amounts under the terms negotiated with our neighbors. Whether we are ultimately able to collect these amounts will be determined by a number of factors, many of which are outside our control, especially the impact of the COVID-19 pandemic on the overall economy and each of our neighbors.
Portfolio and Leasing Statistics—Below are statistical highlights of our wholly-owned portfolio:

June 30, 2020
Number of properties	284
Number of states	31
Total square feet (in thousands)	31,787
Leased % of rentable square feet	95.6%
Average remaining lease term (in years)(1)	4.6
% ABR from grocery-anchored properties	97.0%

(1)	The average remaining lease term in years excludes future options to extend the term of the lease.
The following table details information for our joint ventures, which is the basis for determining the prorated information included in the subsequent tables as of June 30, 2020 (dollars and square feet in thousands):

	June 30, 2020
Joint Venture	Ownership Percentage	Number of Properties	ABR(1)	GLA(2)
Necessity Retail Partners	20%	7	$11,962	851
Grocery Retail Partners I	15%	17	24,926	1,905
Grocery Retail Partners II	10%	3	3,858	312

(1)	We calculate ABR as monthly contractual rent as of June 30, 2020, multiplied by 12 months.

(2)	GLA is defined as the portion of the total square feet of a building that is available for leasing.
Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after June 30, 2020 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our joint ventures:

$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$4.2
$14.2
$46.6
$43.5
$57.4
$57.9
$48.4
$27.4
$23.4
$20.1
$19.6
$29.5
MTM (109)
2020 (289)
2021 (748)
2022 (712)
2023 (779)
2024 (799)
2025 (591)
2026 (284)
2027 (283)
2028 (215)
2029 (156)
2030+ (192)
Expiration Year / (Number of Leases Expiring)
Anchor - ABR
Inline - ABR
GLA

Our ability to create rental rate growth generally depends on our leverage during new and renewal lease negotiations with prospective and existing neighbors, which typically occurs when occupancy at our centers is high or during periods of economic growth and recovery. Conversely, we may experience rental rate decline when occupancy at our centers is low or during periods of economic recession, as the leverage during new and renewal lease negotiations may shift to prospective and existing neighbors.
Most of our grocery neighbors have remained open throughout the COVID-19 pandemic, and many other neighbor spaces were allowed to remain open, though their sales may have been impacted by social distancing and “stay-at-home” mandates. The number of our neighbor spaces that temporarily closed as a result of the COVID-19 pandemic peaked in April 2020 and has significantly decreased as states began to lift in full or in part “stay-at-home” mandates in May 2020. Certain neighbors remain temporarily closed, have since closed after reopening, are limiting the number of customers allowed in their locations, or have modified their operations in other ways that may impact their profitability, either as a result of government mandates or self-elected efforts to reduce the spread of COVID-19. Some states and localities have temporarily reinstated certain mandates in response to increasing reported cases of COVID-19. These actions could result in increased permanent store closings and could reduce the demand for leasing space in our shopping centers and result in a decline in average rental rates on expiring leases. As of June 30, 2020, our average rental rates on new leases have exceeded the average rental rates on expiring leases and our occupancy remained flat as compared to December 31, 2019. We anticipate increased volatility in new and renewal rental rates until the business environment becomes more stable.
For our wholly-owned properties and the prorated share of those owned through our joint ventures, subsequent to June 30, 2020, we renewed approximately 0.3 million total square feet and $3.5 million of total ABR of future expiring leases. This includes six anchor lease renewals, some of which were pursuant to the exercise of an option to extend the lease.
See the section below titled Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Leasing Activity for further discussion of leasing activity.

Portfolio Tenancy—We define national neighbors as those neighbors that operate in at least three states. Regional neighbors are defined as those neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, by neighbor type as of June 30, 2020:

The following charts present the composition of our portfolio by neighbor industry as of June 30, 2020:

We estimate that approximately 51% of our ABR, including the pro rata portion attributable to our properties owned through our joint ventures, is from retail and service businesses generally deemed essential under most state and local mandates issued in response to the COVID-19 pandemic. The composition of our portfolio as a percentage of ABR is as follows:

June 30, 2020
Essential Retail and Services:
Grocery	35.5%
Banks	2.4%
Dollar stores	2.2%
Pet supply	2.2%
Medical	1.9%
Hardware/Automotive	1.6%
Wine, beer, and liquor	1.4%
Pharmacy	1.0%
Other essential	2.9%
Total essential retail and services(1)	51.1%
Restaurants:
Quick service	9.5%
Full service	5.8%
Total restaurants	15.3%
Other Retail and Services:
Services	16.2%
Soft goods	12.9%
Fitness	3.3%
Entertainment	1.2%
Total other retail and services	33.6%
Total ABR	100.0%

(1)
Includes neighbors that we believe are considered to be essential retail and service businesses but that may have temporarily closed due to decreases in foot traffic and customer patronage as a result of “stay-at-home” mandates and social distancing guidelines implemented in response to the COVID-19 pandemic.

The following table presents our top twenty neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, as of June 30, 2020 (dollars and square feet in thousands):

	June 30, 2020
Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$26,837	6.8%	3,466	11.2%	66
Publix	22,022	5.6%	2,241	7.3%	56
Ahold Delhaize	17,496	4.5%	1,278	4.1%	25
Albertsons-Safeway	16,104	4.1%	1,629	5.3%	31
Walmart	8,932	2.3%	1,770	5.7%	13
Giant Eagle	8,117	2.1%	823	2.7%	12
Sprouts Farmers Market	4,885	1.2%	334	1.1%	11
TJX Companies	4,727	1.2%	428	1.4%	15
Dollar Tree	4,023	1.0%	437	1.4%	44
Raley's	3,884	1.0%	253	0.8%	4
SUPERVALU	3,402	0.9%	370	1.2%	7
Subway Group	3,057	0.8%	126	0.4%	91
Schnuck's	3,025	0.8%	328	1.1%	5
Save Mart	2,619	0.7%	309	1.0%	6
Southeastern Grocers	2,599	0.7%	291	0.9%	8
Anytime Fitness, Inc.	2,590	0.7%	173	0.6%	37
Lowe's	2,407	0.6%	371	1.2%	4
Kohl's Corporation	2,255	0.6%	365	1.2%	4
Food 4 Less (PAQ)	2,215	0.6%	119	0.4%	2
Petco Animal Supplies, Inc.	2,104	0.5%	127	0.4%	11
	$143,300	36.7%	15,238	49.4%	452

(1)	Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.

(2)
Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, in the event that a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

Results of Operations
Impact of the COVID-19 Pandemic
The COVID-19 pandemic did not significantly impact our results of operations for the first quarter of 2020. In the second quarter, we noted significant impacts to rental income, including our collectability reserves. While our overall collections in the second quarter were lower than previous periods, we have seen steady improvement in each month since April, which corresponds with the number of neighbors who have reopened their business. At the same time, the COVID-19 pandemic has increased the uncertainty of collecting rents from a number of our neighbors. For neighbors with a higher degree of uncertainty, we may not record revenue for amounts billed until the cash is received. Based on our analysis, no individual neighbor category was deemed to be entirely non-creditworthy. We continue to perform our analysis by examining each individual neighbor. For the three and six months ended June 30, 2020, we had $12.0 million and $14.8 million, respectively, in revenue that will not be recognized until cash is collected or the neighbor resumes payment and is considered creditworthy. As of June 30, 2020, this represented approximately 8% of out of nearly 5,100 total neighbors. This has resulted in reduced revenues for the quarter, and our estimates around collectability will likely continue to create volatility in our earnings at least in the short term. A portion of these neighbors may eventually vacate their space, and we may see a decline in occupancy in future quarters. The duration of any decline will depend on many factors and cannot be estimated at this time.
In our efforts to maximize collections in the near term while also supporting our neighbors as they operate through this pandemic, we have begun negotiating rent relief primarily in the form of payment plans and deferrals on rent and recovery charges, which allow for changes in the timing of payments, but not the total amount of consideration due to us under the lease. In a limited number of instances, we may also agree to waive certain charges due to us under the lease. During the three months ended June 30, 2020, our negotiated rent relief was minimal. As more neighbors resume paying their full monthly charges, we will enter into additional discussions on how to recover outstanding amounts. The ultimate impact on revenue in the future cannot be determined at this time, but may ultimately be the result of negotiated rental revenue reductions and changes in the timing of cash payments, which may or may not be material.
The negative economic impact of the COVID-19 pandemic has placed significant financial strain on certain businesses, leading to uncertainty in their ability to continue operations. As such, we have received notification of entry into bankruptcy proceedings from several of our neighbors, representing an exposure of only 1.1% of our total ABR. However, some of these neighbors may assume their leases during the course of the bankruptcy proceedings, which would further lower our exposure. We have included our assessment of the impact of these bankruptcies in our estimate of rent collectability, which impacted recorded revenue, as noted previously.
The ongoing impact of the COVID-19 pandemic and the resulting economic downturn will likely continue to be significant to our results of operations for the remainder of 2020 and potentially beyond as a result of a number of factors outside of our control. These factors include, but are not limited to, overall economic conditions on both a macro and micro level, including consumer demand as well as retailer demand for space within our shopping centers; the impact of social distancing guidelines, recommendations from governmental authorities, and consumer shopping preferences; the nature and effectiveness of any economic stimulus or relief measures; and the impact of all of the factors above, including other potentially unknown factors, on our neighbors’ ability to continue paying rent and related charges on time or at all and neighbors’ willingness to renew their leases on the same terms or at all. The impact of these factors, some of which have already been realized, could include reduced revenue from neighbor concessions, increased collectability reserves, decreased recovery rates on expenses, and other unforeseen impacts that may arise in the course of operating during these circumstances. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview for our observation of neighbor impacts through August 10, 2020.
The duration of the pandemic and mitigating measures, and their economic impact, has caused some of our current neighbors to permanently vacate their spaces and/or not renew their leases, and we may have difficulty leasing these spaces on the same or better terms or at all, and/or incur additional costs to lease vacant spaces. Extended periods of vacancy or reduced revenues may trigger impairments of our real estate assets. Additionally, these factors may impact disposition activity by decreasing demand and negatively impacting capitalization rates. Our disposition and acquisition activity was reduced as a result of the pandemic during the second quarter.
We believe that our investment focus on grocery-anchored shopping centers that provide daily necessities will help lessen the negative effect of the pandemic on our business compared to non-grocery anchored shopping centers. We are closely monitoring the occupancy, operating performance, and neighbor sales results at our centers, including those neighbors operating with reduced hours or under government-imposed restrictions. We took action to maximize our financial flexibility by implementing expense reductions at the property and corporate level; prioritizing capital projects to support the reopening of our neighbors and new leasing activity, or deferring if possible; and suspending monthly distributions and share repurchases.

Summary of Operating Activities for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2020	2019	$	%
Revenues:
Rental income	$115,654	$129,030	(13,376)	(10.4)%
Fee and management income	2,760	3,051	(291)	(9.5)%
Other property income	626	500	126	25.2%
Operating Expenses:
Property operating expenses	(19,629)	(20,933)	1,304	6.2%
Real estate tax expenses	(16,453)	(17,930)	1,477	8.2%
General and administrative expenses	(9,806)	(13,540)	3,734	27.6%
Depreciation and amortization	(56,370)	(59,554)	3,184	5.3%
Impairment of real estate assets	—	(25,199)	25,199	NM
Other:
Interest expense, net	(22,154)	(25,758)	3,604	14.0%
Loss on disposal of property, net	(541)	(1,266)	725	57.3%
Other expense, net	(500)	(10,573)	10,073	95.3%
Net loss	(6,413)	(42,172)	35,759	84.8%
Net loss attributable to noncontrolling interests	825	5,602	(4,777)	(85.3)%
Net loss attributable to stockholders	$(5,588)	$(36,570)	$30,982	84.7%
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 278 properties that were owned and operational prior to January 1, 2019. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing to real estate asset activity occurring after December 31, 2018, which includes 25 properties disposed of and five properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended June 30, 2020 and 2019:
Rental Income decreased $13.4 million as follows:

•
$8.5 million decrease related to our same-center portfolio. We have identified an increased number of neighbors as a credit risk, largely due to the COVID-19 pandemic and its economic impact. As a result, we saw a decrease to rental income of $12.1 million related to revenue that will not be recognized until cash is collected or the neighbor resumes payment and is considered creditworthy, including $3.1 million in straight-line rent reversals for the related leases. This impact offsets an improvement of $1.9 million primarily due to an increase in average minimum rent per square foot and average occupancy, as well as a $2.8 million increase in recovery income; and

•	$4.9 million decrease primarily related to our net disposition of 20 properties.
Property Operating Expenses decreased $1.3 million as follows:

•	$0.8 million decrease related to our net disposition of 20 properties; and

•
$0.5 million decrease related to our same-center portfolio and corporate operating activities, including $1.6 million of reduced compensation in connection with our expense reduction initiatives and performance compensation, partially offset by higher insurance costs.

Real Estate Tax Expenses decreased $1.5 million primarily as follows:

•	$0.9 million decrease related to our same-center portfolio, primarily as a result of successful real estate tax appeals; and

•	$0.5 million decrease related to our net disposition of 20 properties.
General and Administrative Expenses:

•
The $3.7 million decrease in general and administrative expenses was primarily related to expense reductions taken to reduce the impact of the COVID-19 pandemic, with the majority of these decreases related to compensation.

Depreciation and Amortization decreased $3.2 million primarily as follows:

•	$2.3 million decrease related to our net disposition of 20 properties; and

•	$0.9 million decrease related to our same-center portfolio and corporate operating activities, primarily due to intangible assets becoming fully amortized by December 31, 2019.

Impairment of Real Estate Assets:

•
Our decrease in impairment of real estate assets of $25.2 million was primarily due to reduced disposition activity. Our impairments during the three months ended June 30, 2019 were related to assets under contract or actively marketed for sale at a disposition price that was less than the carrying value, the proceeds from which were used to fund tax-efficient acquisitions, to fund redevelopment opportunities in owned centers, and for general corporate purposes. We continue to sell non-core assets and may potentially recognize impairments in future quarters, but our anticipated disposition activity will likely be delayed or reduced due to current market conditions as a result of the COVID-19 pandemic.

Interest Expense, Net:

•
The $3.6 million decrease was largely due to repricing activities in 2019 as well as the decrease in LIBOR during the three months ended June 30, 2020 as compared to the same period in 2019. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended June 30,
	2020	2019
Interest on revolving credit facility, net	$979	$566
Interest on term loans, net	11,685	15,851
Interest on secured debt	7,316	5,767
Non-cash amortization and other	2,174	3,574
Interest expense, net	$22,154	$25,758

Weighted-average interest rate as of end of period	3.1%	3.5%
Weighted-average term (in years) as of end of period	4.5	4.7
Other Expense, Net:

•
The $10.1 million decrease was largely due to other impairment charges of $9.7 million in connection with the REIT III public offering recognized during the three months ended June 30, 2019, which included a $7.8 million impairment of a corporate intangible asset and a $1.9 million impairment of organization and offering costs. Other Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended June 30,
	2020	2019
Equity in loss of unconsolidated joint ventures	$(359)	$(520)
Transaction and acquisition expenses	(14)	(188)
Federal, state, and local income tax expense	(180)	(341)
Other impairment charges	—	(9,661)
Other	53	137
Other expense, net	$(500)	$(10,573)

Summary of Operating Activities for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2020	2019	$	%
Revenues:
Rental income	$244,120	$257,890	$(13,770)	(5.3)%
Fee and management income	4,925	6,312	(1,387)	(22.0)%
Other property income	1,518	1,148	370	32.2%
Operating Expenses:
Property operating expenses	(41,391)	(43,799)	2,408	5.5%
Real estate tax expenses	(33,565)	(35,278)	1,713	4.9%
General and administrative expenses	(20,546)	(26,750)	6,204	23.2%
Depreciation and amortization	(112,597)	(120,543)	7,946	6.6%
Impairment of real estate assets	—	(38,916)	38,916	NM
Other:
Interest expense, net	(44,929)	(50,842)	5,913	11.6%
(Loss) gain on disposal of property, net	(2,118)	5,855	(7,973)	(136.2)%
Other income (expense), net	9,369	(3,037)	12,406	NM
Net income (loss)	4,786	(47,960)	52,746	110.0%
Net (income) loss attributable to noncontrolling interests	(605)	6,195	(6,800)	(109.8)%
Net income (loss) attributable to stockholders	$4,181	$(41,765)	$45,946	110.0%
For details surrounding our basis for analyzing significant fluctuations in our results of operations as well as definitions related to our portfolio of real estate assets, please see the Summary of Operating Activities for the Three Months Ended June 30, 2020 and 2019 section above. Below are explanations of the significant fluctuations in the results of operations for the six months ended June 30, 2020 and 2019:
Rental Income decreased $13.8 million as follows:

•
$5.4 million decrease related to our same-center portfolio. We have identified an increased number of neighbors as a credit risk, largely due to the COVID-19 pandemic and its economic impact. As a result, we saw a decrease to rental income of $14.3 million related to revenue that will not be recognized until cash is collected or the neighbor resumes payment and is considered creditworthy, including $3.1 million in straight-line rent reversals for the related leases. This offsets an improvement of $4.2 million primarily related to increases in average minimum rent per square foot and average occupancy, as well as a $5.2 million increase in recovery income; and

•	$8.4 million decrease primarily related to our net disposition of 20 properties.
Fee and Management Income:

•
The $1.4 million decrease in fee and management income is primarily due to fees no longer received from REIT III following its acquisition by us in October 2019 and a decrease in fees received from NRP, primarily due to property dispositions.

Property Operating Expenses decreased $2.4 million as follows:

•	$1.6 million decrease related to our net disposition of 20 properties; and

•
$0.8 million decrease related to our same-center portfolio and corporate operating activities, including $2.0 million of reduced compensation in connection with our expense reduction initiatives and performance compensation, partially offset by higher insurance costs.

Real Estate Tax Expenses decreased $1.7 million as follows:

•	$1.1 million decrease related to our net disposition of 20 properties; and

•	$0.6 million decrease related to our same-center portfolio primarily as a result of successful real estate tax appeals.
General and Administrative Expenses:

•
The $6.2 million decrease in general and administrative expenses was primarily related to expense reductions taken to reduce the impact of the COVID-19 pandemic, with the majority of these decreases related to compensation.

Depreciation and Amortization decreased $7.9 million primarily as follows:

•	$4.6 million decrease related to our net disposition of 20 properties; and

•	$3.4 million decrease related to our same-center portfolio and corporate operating activities, primarily due to intangible lease assets becoming fully amortized by December 31, 2019.

Impairment of Real Estate Assets:

•
The decrease in impairment of real estate assets of $38.9 million was primarily due to reduced disposition activity. Our impairments during the six months ended June 30, 2019 were related to assets under contract or actively marketed for sale at a disposition price that was less than the carrying value, the proceeds from which were used to fund tax-efficient acquisitions, to fund redevelopment opportunities in owned centers, and for general corporate purposes. We continue to sell non-core assets and may potentially recognize impairments in future quarters, but our anticipated disposition activity will likely be delayed or reduced due to current market conditions as a result of the COVID-19 pandemic.

Interest Expense, Net:

•
The $5.9 million decrease was largely due to repricing activities in 2019 as well as the decrease in LIBOR during the six months ended June 30, 2020 as compared to the same period in 2019. Interest Expense, Net was comprised of the following (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Interest on revolving credit facility, net	$1,195	$1,421
Interest on term loans, net	24,416	30,704
Interest on secured debt	14,665	11,539
Non-cash amortization and other	4,653	7,178
Interest expense, net	$44,929	$50,842

Weighted-average interest rate as of end of period	3.1%	3.5%
Weighted-average term (in years) as of end of period	4.5	4.7
(Loss) Gain on the Disposal of Property, Net:

•
The $8.0 million change was primarily related to the sale of four properties with a net loss and associated write-offs of $2.1 million during the six months ended June 30, 2020, as compared to the sale of six properties with a net gain of $5.9 million during the six months ended June 30, 2019 (see Note 4).

Other Income (Expense), Net:

•
The $12.4 million change was largely due to other impairment charges of $9.7 million in connection with the REIT III public offering during the three months ended June 30, 2019, which included a $7.8 million impairment of a corporate intangible asset and a $1.9 million impairment of organization and offering costs, and the change in the fair value of our earn-out liability. Other Income (Expense), Net was comprised of the following (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Change in fair value of earn-out liability	$10,000	$7,500
Equity in loss of unconsolidated joint ventures	(639)	(976)
Transaction and acquisition expenses	(59)	(276)
Federal, state, and local income tax expense	(209)	(341)
Other impairment charges	—	(9,661)
Other	276	717
Other income (expense), net	$9,369	$(3,037)

Leasing Activity—The volume of our leasing activity slowed as a result of the COVID-19 pandemic during the second quarter. The average rent per square foot and cost of executing leases fluctuates based on the neighbor mix, size of the leased space, and lease term. Leases with national and regional neighbors generally require a higher cost per square foot to execute than those with local neighbors. However, generally such national and regional neighbors will also pay higher rates for a longer term.
Below is a summary of leasing activity for our wholly-owned properties for the three months ended June 30, 2020 and 2019:

	Total Deals(1)		Inline Deals(1)(2)
	2020	2019	2020	2019
New leases:
Number of leases	61	100	58	96
Square footage (in thousands)	197	393	159	227
ABR (in thousands)	$3,034	$5,467	$2,801	$4,017
ABR per square foot	$15.38	$13.91	$17.59	$17.67
Cost per square foot of executing new leases(3)	$19.48	$25.68	$23.35	$30.54
Number of comparable leases(4)	20	33	19	33
Comparable rent spread(5)	15.5%	10.5%	15.9%	10.5%
Weighted average lease term (in years)	6.1	8.1	7.2	7.0
Renewals and options:
Number of leases	108	159	95	148
Square footage (in thousands)	975	716	209	309
ABR (in thousands)	$8,942	$9,579	$4,141	$6,759
ABR per square foot	$9.17	$13.39	$19.81	$21.87
ABR per square foot prior to renewals	$8.73	$12.15	$18.40	$19.73
Percentage increase in ABR per square foot	5.0%	10.2%	7.7%	10.9%
Cost per square foot of executing renewals and options	$1.62	$2.59	$3.69	$4.29
Number of comparable leases(4)	87	122	84	117
Comparable rent spread(5)	7.1%	10.8%	9.0%	11.0%
Weighted average lease term (in years)	5.4	4.8	3.5	4.4
Portfolio retention rate(6)	88.2%	87.1%	70.3%	76.2%

(1)	Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.

(2)	We consider an inline deal to be a lease for less than 10,000 square feet of GLA.

(3)
The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, landlord work, and tenant concessions. The costs associated with landlord work are excluded for repositioning and redevelopment projects, if any.

(4)
A comparable lease is a lease that is executed for the exact same space (location and square feet) in which a neighbor was previously located. For a lease to be considered comparable, it must have been executed within 365 days from the earlier of legal possession or the day the prior neighbor physically vacated the space.

(5)	The comparable rent spread compares the percentage increase (or decrease) of new or renewal leases (excluding options) to the expiring lease of a unit that was occupied within the past twelve months.

(6)	The portfolio retention rate is calculated by dividing (a) total square feet of retained neighbors with current period lease expirations by (b) the square feet of leases expiring during the period.

Below is a summary of leasing activity for our wholly-owned properties for the six months ended June 30, 2020 and 2019(1):

	Total Deals		Inline Deals
	2020	2019	2020	2019
New leases:
Number of leases	148	207	135	199
Square footage (in thousands)	579	716	339	479
ABR (in thousands)	$8,597	$10,345	$6,015	$8,184
ABR per square foot	$14.84	$14.44	$17.72	$17.07
Cost per square foot of executing new leases	$21.16	$26.51	$25.78	$29.10
Number of comparable leases	45	73	44	71
Comparable rent spread	10.8%	14.6%	10.7%	13.0%
Weighted average lease term (in years)	8.2	7.6	6.8	6.7
Renewals and options:
Number of leases	235	322	208	300
Square footage (in thousands)	1,714	1,404	458	635
ABR (in thousands)	$18,662	$20,129	$9,505	$13,865
ABR per square foot	$10.89	$14.34	$20.75	$21.83
ABR per square foot prior to renewals	$10.24	$13.12	$18.83	$19.52
Percentage increase in ABR per square foot	6.7%	9.3%	12.2%	11.9%
Cost per square foot of executing renewals and options	$3.41	$2.91	$4.36	$4.68
Number of comparable leases	176	252	170	244
Comparable rent spread	9.2%	11.6%	11.8%	12.4%
Weighted average lease term (in years)	5.0	4.8	3.7	4.6
Portfolio retention rate	79.5%	85.5%	68.6%	78.4%

(1)	See the footnotes to the summary of leasing activity table for the three months ended June 30, 2020 and 2019 for more detail regarding certain items throughout this table.
Additionally, subsequent to June 30, 2020, through July 31, we executed a total of 44 new leases.

Non-GAAP Measures
Same-Center Net Operating Income—We present Same-Center NOI as a supplemental measure of our performance. We define NOI as total operating revenues, adjusted to exclude non-cash revenue items, less property operating expenses and real estate taxes. For the three and six months ended June 30, 2020 and 2019, Same-Center NOI represents the NOI for the 278 properties that were wholly-owned and operational for the entire portion of both comparable reporting periods. We believe Same-Center NOI provides useful information to our investors about our financial and operating performance because it provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income (loss). Because Same-Center NOI excludes the change in NOI from properties acquired or disposed of after December 31, 2018, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.
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

The table below compares Same-Center NOI (dollars in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues:
Rental income(1)	$84,506	$90,089	$(5,583)		$175,422	$179,696	$(4,274)
Tenant recovery income	28,067	27,277	790		58,372	56,005	2,367
Other property income	591	447	144		1,465	1,059	406
Total revenues	113,164	117,813	(4,649)	(3.9)%	235,259	236,760	(1,501)	(0.6)%
Operating expenses:
Property operating expenses	16,728	16,140	(588)		34,971	34,213	(758)
Real estate taxes	16,164	17,001	837		33,284	33,383	99
Total operating expenses	32,892	33,141	249	0.8%	68,255	67,596	(659)	(1.0)%
Total Same-Center NOI	$80,272	$84,672	$(4,400)	(5.2)%	$167,004	$169,164	$(2,160)	(1.3)%

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Same-Center NOI Reconciliation—Below is a reconciliation of Net (Loss) Income to NOI for our real estate investments and Same-Center NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019(1)	2020	2019(1)
Net (loss) income	$(6,413)	$(42,172)	$4,786	$(47,960)
Adjusted to exclude:
Fees and management income	(2,760)	(3,051)	(4,925)	(6,312)
Straight-line rental expense (income)(2)	948	(2,819)	(1,364)	(4,532)
Net amortization of above- and below-market leases	(795)	(1,091)	(1,583)	(2,224)
Lease buyout income	(214)	(223)	(308)	(456)
General and administrative expenses	9,806	13,540	20,546	26,750
Depreciation and amortization	56,370	59,554	112,597	120,543
Impairment of real estate assets	—	25,199	—	38,916
Interest expense, net	22,154	25,758	44,929	50,842
Loss (gain) on disposal of property, net	541	1,266	2,118	(5,855)
Other expense (income), net	500	10,573	(9,369)	3,037
Property operating expenses related to fees and management income	891	1,531	1,528	2,826
NOI for real estate investments	81,028	88,065	168,955	175,575
Less: Non-same-center NOI(3)	(756)	(3,393)	(1,951)	(6,411)
Total Same-Center NOI	$80,272	$84,672	$167,004	$169,164

(1)	Certain prior period amounts have been reclassified to conform with current year presentation.

(2)	Excludes straight-line rent adjustments for neighbors deemed to be non-creditworthy.

(3)	Includes operating revenues and expenses from non-same-center properties which includes properties acquired or sold and corporate activities.
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
Core FFO is an additional performance financial measure used by us as FFO includes certain non-comparable items that affect our performance over time. We believe that Core FFO is helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods. We believe it is more reflective of our core operating performance and provides an additional measure to compare our performance across reporting periods on a consistent basis by excluding items that may cause short-term fluctuations in net income (loss). To arrive at Core FFO, we adjust FFO attributable to stockholders and convertible noncontrolling interests to exclude certain recurring and non-recurring items including, but not limited to, depreciation and amortization of corporate assets, changes in the fair value of the earn-out liability, amortization of unconsolidated joint venture basis differences, gains or losses on the extinguishment or modification of debt, other impairment charges, and transaction and acquisition expenses.
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
The following table presents our calculation of FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and Core FFO and provides additional information related to our operations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019(1)	2020	2019(1)
Calculation of FFO Attributable to Stockholders and Convertible Noncontrolling Interests
Net (loss) income	$(6,413)	$(42,172)	$4,786	$(47,960)
Adjustments:
Depreciation and amortization of real estate assets	54,892	57,828	109,709	117,170
Impairment of real estate assets	—	25,199	—	38,916
Loss (gain) on disposal of property, net	541	1,266	2,118	(5,855)
Adjustments related to unconsolidated joint ventures	940	1,051	1,594	2,106
FFO attributable to the Company	49,960	43,172	118,207	104,377
Adjustments attributable to noncontrolling interests not convertible into common stock	—	(41)	—	(231)
FFO attributable to stockholders and convertible noncontrolling interests	$49,960	$43,131	$118,207	$104,146
Calculation of Core FFO
FFO attributable to stockholders and convertible noncontrolling interests	$49,960	$43,131	$118,207	$104,146
Adjustments:
Depreciation and amortization of corporate assets	1,478	1,726	2,888	3,373
Change in fair value of earn-out liability	—	—	(10,000)	(7,500)
Amortization of unconsolidated joint venture basis differences	254	353	721	697
Loss on extinguishment or modification of debt, net	—	—	73	—
Other impairment charges	—	9,661	—	9,661
Transaction and acquisition expenses	14	188	59	276
Core FFO	$51,706	$55,059	$111,948	$110,653

FFO Attributable to Stockholders and Convertible Noncontrolling Interests per share and Core FFO per share
Weighted-average common shares outstanding - diluted(2)	333,494	326,607	333,420	326,124
FFO attributable to stockholders and convertible noncontrolling interests per share - diluted	$0.15	$0.13	$0.35	$0.32
Core FFO per share - diluted	$0.16	$0.17	$0.34	$0.34

(1)	Certain prior period amounts have been reclassified to conform with current year presentation.

(2)
Restricted stock awards were dilutive to FFO Attributable to Stockholders and Convertible Noncontrolling Interests per share and Core FFO per share for the three and six months ended June 30, 2020 and 2019, and, accordingly, their impact was included in the weighted-average common shares used in their respective per share calculations. For the three months ended June 30, 2020 and for the three and six months ended June 30, 2019, restricted stock awards had an anti-dilutive effect upon the calculation of earnings per share and thus were excluded. For details related to the calculation of earnings per share, see Note 10.

Earnings Before Interest, Taxes, Depreciation, and Amortization for Real Estate (“EBITDAre”) and Adjusted EBITDAre—We have included the calculation of EBITDAre to better align with publicly traded REITs. Additionally, we believe that, as another important earnings metric, it is a useful indicator of our ability to support our debt obligations. Nareit defines EBITDAre as net income (loss) computed in accordance with GAAP before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) gains or losses from disposition of depreciable property, and (v) impairment write-downs of depreciable property. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect EBITDAre on the same basis.
Adjusted EBITDAre is an additional performance measure used by us as EBITDAre includes certain non-comparable items that affect our performance over time. To arrive at Adjusted EBITDAre, we exclude certain recurring and non-recurring items from EBITDAre, including, but not limited to: (i) changes in the fair value of the earn-out liability; (ii) other impairment charges; (iii) amortization of basis differences in our investments in our unconsolidated joint ventures; and (iv) transaction and acquisition expenses.
We use EBITDAre and Adjusted EBITDAre as additional measures of operating performance which allow us to compare earnings independent of capital structure, determine debt service and fixed cost coverage, and measure enterprise value. EBITDAre and Adjusted EBITDAre should not be considered as alternatives to net income (loss), as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions. Accordingly, EBITDAre and Adjusted EBITDAre should be reviewed in connection with other GAAP measurements, and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Our EBITDAre and Adjusted EBITDAre, as presented, may not be comparable to amounts calculated by other REITs.
The following table presents our calculation of EBITDAre and Adjusted EBITDAre and provides additional information related to our operations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended
	2020	2019	2020	2019	2019
Calculation of EBITDAre
Net (loss) income	$(6,413)	$(42,172)	$4,786	$(47,960)	$(72,826)
Adjustments:
Depreciation and amortization	56,370	59,554	112,597	120,543	236,870
Interest expense, net	22,154	25,758	44,929	50,842	103,174
Loss (gain) on disposal of property, net	541	1,266	2,118	(5,855)	(28,170)
Impairment of real estate assets	—	25,199	—	38,916	87,393
Federal, state, and local tax expense	180	341	209	341	785
Adjustments related to unconsolidated joint ventures	1,391	1,763	2,568	3,529	2,571
EBITDAre	$74,223	$71,709	$167,207	$160,356	$329,797
Calculation of Adjusted EBITDAre
EBITDAre	$74,223	$71,709	$167,207	$160,356	$329,797
Adjustments:
Change in fair value of earn-out liability	—	—	(10,000)	(7,500)	(7,500)
Other impairment charges	—	9,661	—	9,661	9,661
Transaction and acquisition expenses	14	188	59	276	598
Amortization of unconsolidated joint venture basis differences	254	353	721	697	2,854
Adjusted EBITDAre	$74,491	$81,911	$157,987	$163,490	$335,410

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	principal and interest payments on our outstanding indebtedness;

•	cash distributions to stockholders to comply with REIT requirements;

•	capital expenditures and leasing costs;

•	investments in real estate; and

•	redevelopment and repositioning projects.
We expect our primary sources of liquidity to be:

•	operating cash flows;

•	proceeds from debt financings, including borrowings under our unsecured revolving credit facility;

•	proceeds received from the disposition of properties;

•	distributions received from joint ventures;

•	available, unrestricted cash and cash equivalents; and

•	reinvested distributions once distributions to stockholders resume and thus the DRIP is reactivated/reinstated.

Our cash from operations has been reduced, and we anticipate that it may continue to be be negatively impacted, at least in the near term, as a result of the immediate impact of the COVID-19 pandemic as we temporarily experience reduced or delayed cash payments and/or revenue from neighbors. Additionally, our cash from financing activities has been and will continue to be impacted by actions taken to preserve liquidity, as we have suspended our distributions, the DRIP, and the SRP. We are monitoring events closely and managing our cash usage, which also includes prioritizing our capital spending and redevelopment to support the reopening of our neighbors and new leasing activity, or deferring if possible, as well as reducing other property and corporate expenses. At this time, we believe our current sources of liquidity, most significantly our operating cash flows and borrowing availability on our revolving credit facility, are sufficient to meet our short- and long-term cash demands.
Debt—The following table summarizes information about our debt as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Total debt obligations, gross	$2,337,466	$2,372,521
Weighted average interest rate at end of period	3.1%	3.4%
Weighted average term (in years) at end of period	4.5	5.0

Revolving credit facility capacity	$500,000	$500,000
Revolving credit facility availability(1)	490,404	489,805
Revolving credit facility maturity(2)	October 2021	October 2021

(1)	Net of any outstanding balance and letters of credit.

(2)
The revolving credit facility has an additional option to extend the maturity to October 2022, with its execution being subject to compliance with certain terms included in the loan agreement, including the absence of any defaults and the payment of relevant fees.

In January 2020, we paid down $30.0 million of term loan debt maturing in 2021 using proceeds from property dispositions in 2019. Following this repayment, our next term loan maturity is in April 2022. In April 2020, we borrowed $200 million on our revolving credit facility to meet our operating needs for a sustained period due to the COVID-19 pandemic. Our rent and recovery collections during the second quarter, combined with the above initiatives, sufficiently funded our short-term operating needs and allowed us to repay in full the outstanding balance on our revolving credit facility in June 2020.
Our debt is subject to certain covenants, and as of June 30, 2020, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the next twelve months.
Financial Leverage Ratios—We believe our debt to Adjusted EBITDAre, debt to total enterprise value, and debt covenant compliance as of June 30, 2020 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our joint ventures, as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Net debt:
Total debt, excluding market adjustments and deferred financing expenses	$2,384,553	$2,421,520
Less: Cash and cash equivalents	54,894	18,376
Net debt	$2,329,659	$2,403,144

Enterprise value:
Net debt	$2,329,659	$2,403,144
Total equity value(1)	2,914,931	3,682,161
Total enterprise value	$5,244,590	$6,085,305

(1)
Total equity value is calculated as the number of common shares and OP units outstanding multiplied by the EVPS as of June 30, 2020 and December 31, 2019, respectively. There were 333.1 million diluted shares outstanding with an EVPS of $8.75 and 331.7 million diluted shares outstanding with an EVPS of $11.10 as of June 30, 2020 and December 31, 2019, respectively.

The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,329,659		$2,403,144
Adjusted EBITDAre - annualized(1)	329,907		335,410
Net debt to Adjusted EBITDAre - annualized	7.1	x	7.2	x

Net debt to total enterprise value
Net debt	$2,329,659		$2,403,144
Total enterprise value	5,244,590		6,085,305
Net debt to total enterprise value	44.4%		39.5%

(1)
Adjusted EBITDAre is annualized based on trailing twelve months. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - EBITDAre and Adjusted EBITDAre for a reconciliation to Net (Loss) Income.

Capital Expenditures and Redevelopment Activity—We make capital expenditures during the course of normal operations, which include maintenance capital expenditures and tenant improvements as well as value-enhancing anchor space repositioning and redevelopment, ground-up outparcel development, and other accretive projects. Our capital investments are being prioritized to support the reopening of our neighbors and new leasing activity, or deferred if possible, in order to maximize our available capital in response to the uncertainty around the duration and negative impact of the COVID-19 pandemic.
During the six months ended June 30, 2020 and 2019, we had capital spend of $28.5 million and $27.2 million, respectively. Our capital spend during the six months ended June 30, 2020 included $16.1 million related to development and redevelopment projects. We anticipate that obligations related to capital improvements as well as redevelopment and development can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving line of credit.
Acquisition Activity—We continually monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. Given the uncertainty around the COVID-19 pandemic as well as the resulting market conditions, we expect acquisition activity to remain low for the remainder of 2020. During the six months ended June 30, 2020, we acquired two parcels of land, as described in Note 4 to the consolidated financial statements, for a total cash outlay of $4.3 million. During the six months ended June 30, 2019, we acquired one property and one parcel of land for a total cash outlay of $49.9 million.
Disposition and Contribution Activity—We are actively evaluating our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. We expect to continue to make strategic dispositions during 2020, though the volume will likely be less than anticipated due to the impact of the COVID-19 pandemic and the resulting economic downturn. The following table highlights our property dispositions for the six months ended June 30, 2020 and 2019 (dollars and square feet in thousands):

	Six Months Ended June 30,
	2020	2019
Number of properties sold	4	6
Number of outparcels sold	—	1
GLA	336	835
Proceeds from the sale of real estate	$25,778	$47,857
(Loss) gain on sale of properties, net(1)	(1,436)	6,627

(1)
The (loss) gain on sale of properties, net does not include miscellaneous write-off activity, which is also recorded in (Loss) Gain on Disposal of Property, Net on the consolidated statements of operations.

Distributions—Distributions to our common stockholders and OP unit holders, including key financial metrics for comparison purposes, for the six months ended June 30, 2020 and 2019, are as follows (in thousands):

Cash distributions to OP unit holders	Net cash provided by operating activities

Cash distributions to common stockholders	Core FFO(1)

Distributions reinvested through the DRIP

(1)
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Core Funds from Operations for the definition of Core FFO, for information regarding why we present Core FFO, and for a reconciliation of this non-GAAP financial measure to Net Income (Loss).

During 2020, we paid distributions monthly of $0.05583344 per share for the months of December 2019 and January, February, and March 2020 on a cash basis. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code, as well as our results of operations, our general financial condition, general economic conditions, and other factors.
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
On March 27, 2020, our Board temporarily suspended stockholder distributions, which became effective after the payment of the March 2020 distribution on April 1, 2020. The DRIP was also temporarily suspended, and the March 2020 distribution paid on April 1, 2020 was paid all in cash. In August 2019, our Board suspended the SRP with respect to standard repurchases. On March 27, 2020, our Board suspended the SRP for death, qualifying disability, or determination of incompetence. In determining to suspend the payment of distributions and the operation of the DRIP and the SRP, the Board considered various factors, including the impact that the COVID-19 pandemic and the measures taken by governmental agencies and our neighbors in response to the COVID-19 pandemic are expected to continue to have on our shopping centers and our financial condition, liquidity sources, and capital needs. The suspension of distributions and share repurchases is expected to be re-evaluated at the November Board meeting.
Cash Flow Activities—As of June 30, 2020, we had cash and cash equivalents and restricted cash of $79.3 million, a net cash decrease of $15.8 million during the six months ended June 30, 2020.
Below is a summary of our cash flow activity for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$89,906	$100,069	$(10,163)	(10.2)%
Net cash used in investing activities	(6,466)	(26,987)	20,521	(76.0)%
Net cash used in financing activities	(99,218)	(104,830)	5,612	(5.4)%
Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:

•
Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. Our change in cash flows from property operations is primarily due to reduced revenue and collections as a result of the COVID-19 pandemic, partially mitigated by expense reduction measures at the property and corporate levels.

•
Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $4.9 million for the six months ended June 30, 2020, a decrease of $1.4 million as compared to the same period in 2019, primarily due to fee and management income no longer received from REIT III following its acquisition by us in October 2019 and a decrease in fees received from NRP largely due to property dispositions.

•
Cash paid for interest—During the six months ended June 30, 2020, we paid $41.0 million for interest, a decrease of $3.2 million over the same period in 2019 largely due to lower debt and a decrease in LIBOR as compared to the same period in 2019.

Investing Activities—Our net cash used in investing activities was primarily impacted by the following:

•
Real estate acquisitions—During the six months ended June 30, 2020, we acquired two parcels of land, for a total cash outlay of $4.3 million. During the six months ended June 30, 2019, we acquired one property and one parcel of land for a total cash outlay of $49.9 million.

•
Real estate dispositions—During the six months ended June 30, 2020, we disposed of four properties for a net cash inflow of $25.8 million, as compared to the disposal of six properties and one outparcel for a net cash inflow of $47.9 million during the same period in 2019.

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the six months ended June 30, 2020, we paid $28.5 million for capital expenditures, an increase of $1.3 million over the same period in 2019, primarily driven by our investment in value-added redevelopment and new development in our existing centers during the first quarter of 2020. Our capital expenditures were reduced during the second quarter of 2020 as our capital investments have been prioritized to support the reopening of our neighbors and new leasing activity, or deferred if possible, in response to the uncertainty around the duration and negative impact of the COVID-19 pandemic.

Financing Activities—Our net cash used in financing activities was primarily impacted by the following:

•
Debt borrowings and payments—Cash from financing activities is primarily affected by inflows from borrowings and outflows from payments on debt. As our debt obligations mature, we intend to refinance the remaining balance, if possible, or pay off the balances at maturity using proceeds from operations and/or corporate-level debt. During the six months ended June 30, 2020, we had $35.2 million in net repayment of debt primarily as a result of a pay down in January 2020 of $30.0 million on term loan debt maturing in 2021. During the six months ended June 30, 2019 we had $18.2 million in net repayment of debt primarily as a result of payments on our revolving credit facility, funded primarily by cash inflows from a 1031 exchange escrow release.

•
Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders decreased $16.1 million for the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to the temporary suspension of stockholder distributions which became effective after the payment of the March 2020 dividend on April 1, 2020.

•
Share repurchases—Cash outflows for share repurchases decreased by $6.6 million for the six months ended June 30, 2020 as compared to the same period in 2019 due to the suspension of the SRP for death, qualifying disability, or determination of incompetence which became effective March 27, 2020, and the suspension of the SRP with respect to standard repurchases in August 2019.

Critical Accounting Policies and Estimates
Our 2019 Annual Report on Form 10-K, filed with the SEC on March 12, 2020, contains a description of our critical accounting policies and estimates, including those relating to real estate acquisitions, rental income, and the valuation of real estate assets. There have been no significant changes to our critical accounting policies during 2020.
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

Impact of Recently Issued Accounting Pronouncements
In response to the COVID-19 pandemic, the FASB issued interpretive guidance addressing the accounting treatment for lease concessions attributable to the pandemic. Under this guidance, entities may elect to account for such lease concessions consistent with how they would be accounted for under ASC Topic 842, Leases, (“ASC 842”) if the enforceable rights and obligations for the lease concessions already existed within the lease agreement, regardless of whether such enforceable rights and obligations are explicitly outlined within the lease. This accounting treatment may only be applied if (1) the lease concessions were granted as a direct result of the pandemic, and (2) the total cash flows under the modified lease are less than or substantially the same as the cash flows under the original lease agreement. As a result, entities that make this election will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist within the contract, and may elect not to account for these concessions as lease modifications within the scope of ASC 842.
Some concessions will provide a deferral of payments, which may affect the timing of cash receipts without substantively impacting the total consideration per the original lease agreement. The FASB has stated that there are multiple acceptable methods to account for deferrals under the interpretive guidance:

•	Account for the concession as if no changes to the lease contract were made, increasing the lease receivable as payments accrue and continuing to recognize income; or

•	Account for deferred lease payments as variable lease payments.
We have elected not to account for any qualifying lease concessions granted as a result of the COVID-19 pandemic as lease modifications and will account for any qualifying concessions granted as if no changes to the lease contract were made. This will result in an increase to the related lease receivable as payments accrue while we continue to recognize rental income. We will, however, assess the impact of any such concessions on estimated collectability of the related lease payments and will reflect any adjustments as necessary as an offset to Rental Income on the consolidated statements of operations.
Please refer to Note 2 for discussion of the impact of other recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Part II, Item 7A of our 2019 Annual Report on Form 10-K filed with the SEC on March 12, 2020.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting
Beginning in March, as a result of the COVID-19 pandemic, most of our employees began working from home and continued to do so during the three months ended June 30, 2020; however, these changes to the working environment did not have a material effect on our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The following risk factors supplement the risk factors set forth in our 2019 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020:
If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in properties and other assets, and our stockholders’ overall returns may be reduced.
Our organizational documents permit us to pay distributions from any source without limitation (other than those limitations set forth under Maryland law). To the extent we fund distributions from borrowings, we will have fewer funds available for investment in real estate properties and other real estate-related assets, and our stockholders’ overall returns may be reduced.
At times, we may need to borrow funds to pay distributions, which could increase our operating costs. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate. On March 27, 2020, our Board temporarily suspended stockholder distributions, which became effective after the payment of the March 2020 dividend on April 1, 2020. For the six months ended June 30, 2020, we paid gross distributions to our common stockholders and noncontrolling interests of $74.4 million, including distributions reinvested through the dividend reinvestment plan (“DRIP”) of $15.9 million. For the six months ended June 30, 2020, our net cash provided by operating activities was $89.9 million, which represents an excess of $15.5 million, or 20.8%, of our distributions paid, while our core funds from operations (“Core FFO”) was $111.9 million, which represents an excess of $37.5 million, or 50.4%, of the distributions paid. For the six months ended June 30, 2019, we paid distributions of $109.6 million, including distributions reinvested through the DRIP of $35.0 million. For the six months ended June 30, 2019, our net cash provided by operating activities was $100.1 million, which represents a shortfall of $9.5 million, or 8.7%, of our distributions paid, while our Core FFO was $110.7 million, which represents an excess of $1.1 million, or 1.0%, of our distributions paid. The shortfall was funded by proceeds from borrowings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Core Funds from Operations for the definition of Core FFO, for information regarding why we present Core FFO, as well as for a reconciliation of this non-GAAP financial measure to Net Income (Loss).
The outbreak of the COVID-19 pandemic has had, and could continue to have, a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to satisfy debt service obligations.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has caused, and could continue to cause, significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, reacted by instituting quarantines, restrictions on travel, and/or mandatory closures of businesses. Certain states and cities, including where our properties are located, also reacted by instituting quarantines, restrictions on travel, “shelter-in-place” or “stay-at-home” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. In May 2020, many state and local governments began lifting, in whole or in part, the “stay-at-home” mandates, effectively removing or lessening the limitations on travel and allowing many businesses to reopen in full or limited capacity. Some states and localities have temporarily reinstated certain mandates in response to increasing reported cases of COVID-19. The impact these measures and the resulting consumer behavior are having on our portfolio evolved throughout the second quarter, and we expect that it will continue to do so.
The COVID-19 pandemic has impacted our business and financial performance, and we expect this impact to continue. Our retail and services tenants depend on in-person interactions with their customers to generate unit-level profitability, and the COVID-19 pandemic has and may continue to decrease customer willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders may prevent customers from frequenting, our tenants’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases or to otherwise seek lease modifications or to declare bankruptcy. We own properties across the United States, including properties in states that have been significantly impacted by the COVID-19 pandemic. We have a higher concentration of annualized base rent (“ABR”) from tenants in certain states significantly impacted by the pandemic, such as Florida, Texas, California, Georgia, and Illinois. Our wholly-owned properties and those owned through our joint ventures contained approximately 5,600 occupied tenant spaces as of August 10, 2020. At the peak of the pandemic-related closure activity, our temporary closures reached approximately 2,100, or 37% of all tenant spaces, totaling 27% of our ABR and 22% of our gross leasable area (“GLA”); of the tenant spaces that temporarily closed, 88%, totaling 89% of our ABR and 90% of our GLA, have since reopened. Certain tenants remain temporarily closed, have since closed after reopening, are limiting the number of customers allowed in their locations, or have modified their operations in other ways that may impact their profitability, either as a result of government mandates or self-

elected efforts to reduce the spread of COVID-19. These actions could result in increased permanent store closings and could reduce the demand for leasing space in our shopping centers and result in a decline in average rental rates on expiring leases.
While most of our tenants have reopened, we cannot presently determine how many of the tenants that remain closed will reopen, or whether a portion of those that have reopened will be required by government mandates to temporarily close again or will encounter financial difficulties that require them to close permanently. We believe substantially all tenants, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. However, we believe it is best to begin negotiation of relief only once a tenant has reopened, and we received payments made toward rent and recovery charges owed during the second quarter. As of August 10, 2020, we have executed relief agreements for approximately 240 tenant spaces, primarily in the form of short-term payment plans without a reduction in amounts owed to us. These relief agreements totaled approximately $3.8 million, or 1.0% of portfolio ABR, and the weighted-average term over which we expect to receive payment on executed payment plans is less than twelve months. We are in negotiations with additional tenants, which we believe will lead to more tenants repaying their past due charges. As of August 10, 2020, we have collected approximately 84%, 86%, 89%, and 90% of rent and recoveries billed for the months of April, May, June, and July 2020, respectively. In the event of any default by a tenant under its lease agreement or relief agreement, we might not be able to fully recover and/or may experience delays in recovering and additional costs in enforcing our rights as landlord to recover amounts due to us under the terms of the lease agreement and/or relief agreement. We currently anticipate the above circumstances to negatively impact our revenues for the third quarter of 2020 and potentially for the remainder of the year. Additionally, certain tenants have declared bankruptcy as a result of the effects of the pandemic. As of June 30, 2020, we have received notification of entry into bankruptcy proceedings from several of our neighbors, representing an exposure of only 1.1% of our total ABR.
Moreover, the ongoing COVID-19 pandemic, restrictions intended to prevent and mitigate its spread, resulting consumer behavior, and the economic slowdown or recession could have additional adverse effects on our business, including with regards to:

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

•	the adverse impact of the current economic conditions on our ability to effect a liquidity event at an attractive price or at all in the near term and for a potentially lengthy period of time;

•	the financial impact and continued economic uncertainty could continue to negatively impact our ability to pay distributions to our stockholders and/or to repurchase shares;

•	to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices or at all;

•	anticipated returns from development and redevelopment projects, which have been prioritized to support the reopening of our tenants and new leasing activity, or deferred if possible;

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

•
our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due, and our potential inability to comply with the financial covenants of our credit facility and other debt agreements, which could result in a default and potential acceleration of indebtedness and impact our ability to make additional borrowings under our credit facility or otherwise in the future; and

•
the potential negative impact on the health of our personnel, particularly if a significant number of them and/or key personnel are impacted, and the potential impact of adaptations to our operations in order to protect our personnel, such as remote work arrangements, could introduce operational risk, including but not limited to cybersecurity risks, and could impair our ability to manage our business.

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

ITEM 6. EXHIBITS

Ex.	Description
10.1	2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s 2020 Proxy Statement filed on Schedule 14A filed on March 27, 2020)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: August 13, 2020	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ John P. Caulfield
John P. Caulfield
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)