Form 10-Q
period 2020-09-30
Phillips Edison & Company, Inc.
filed 2020-11-09
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 000-54691

PHILLIPS EDISON & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-1106076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11501 Northlake Drive, Cincinnati, Ohio	45249
(Address of principal executive offices)	(Zip Code)

(513) 554-1110
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 2, 2020, there were 290.5 million outstanding shares of common stock of the Registrant.

PHILLIPS EDISON & COMPANY, INC.
FORM 10-Q

w PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
(Condensed and Unaudited)
(In thousands, except per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Investment in real estate:
Land and improvements	$1,547,154	$1,552,562
Building and improvements	3,220,949	3,196,762
In-place lease assets	441,670	442,729
Above-market lease assets	65,637	65,946
Total investment in real estate assets	5,275,410	5,257,999
Accumulated depreciation and amortization	(892,090)	(731,560)
Net investment in real estate assets	4,383,320	4,526,439
Investment in unconsolidated joint ventures	39,575	42,854
Total investment in real estate assets, net	4,422,895	4,569,293
Cash and cash equivalents	103,910	17,820
Restricted cash	32,888	77,288
Goodwill	29,066	29,066
Other assets, net	133,014	128,690
Real estate investment and other assets held for sale	—	6,038
Total assets	$4,721,773	$4,828,195

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,319,003	$2,354,099
Below-market lease liabilities, net	105,223	112,319
Earn-out liability	22,000	32,000
Derivative liabilities	60,615	20,974
Deferred income	14,092	15,955
Accounts payable and other liabilities	93,187	124,054
Total liabilities	2,614,120	2,659,401
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 290,466 and 289,047
shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2,905	2,890
Additional paid-in capital (“APIC”)	2,796,655	2,779,130
Accumulated other comprehensive loss (“AOCI”)	(55,630)	(20,762)
Accumulated deficit	(980,534)	(947,252)
Total stockholders’ equity	1,763,396	1,814,006
Noncontrolling interests	344,257	354,788
Total equity	2,107,653	2,168,794
Total liabilities and equity	$4,721,773	$4,828,195

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$123,298	$132,715	$367,418	$390,605
Fees and management income	2,581	2,766	7,506	9,078
Other property income	816	528	2,334	1,676
Total revenues	126,695	136,009	377,258	401,359
Operating Expenses:
Property operating	20,835	23,296	62,226	67,095
Real estate taxes	17,282	18,016	50,847	53,294
General and administrative	9,595	11,537	30,141	38,287
Depreciation and amortization	56,095	58,477	168,692	179,020
Impairment of real estate assets	—	35,710	—	74,626
Total operating expenses	103,807	147,036	311,906	412,322
Other:
Interest expense, net	(20,388)	(25,309)	(65,317)	(76,151)
Gain on disposal of property, net	10,734	5,048	8,616	10,903
Other income (expense), net	196	1,561	9,565	(1,476)
Net income (loss)	13,430	(29,727)	18,216	(77,687)
Net (income) loss attributable to noncontrolling interests	(1,646)	3,850	(2,251)	10,045
Net income (loss) attributable to stockholders	$11,784	$(25,877)	$15,965	$(67,642)
Earnings per common share:
Net income (loss) per share attributable to stockholders - basic and diluted (Note 10)	$0.04	$(0.09)	$0.05	$(0.24)

Comprehensive income (loss):
Net income (loss)	$13,430	$(29,727)	$18,216	$(77,687)
Other comprehensive income (loss):
Change in unrealized value on interest rate swaps	5,098	(9,731)	(40,013)	(47,737)
Comprehensive income (loss)	18,528	(39,458)	(21,797)	(125,424)
Net (income) loss attributable to noncontrolling interests	(1,646)	3,850	(2,251)	10,045
Other comprehensive (income) loss attributable to noncontrolling interests	(653)	1,293	5,145	6,399
Comprehensive income (loss) attributable to stockholders	$16,229	$(34,315)	$(18,903)	$(108,980)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2020 and 2019
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at July 1, 2019	283,770	$2,838	$2,718,871	$(20,538)	$(830,358)	$1,870,813	$371,213	$2,242,026
Dividend reinvestment plan (“DRIP”)	1,475	14	16,357	—	—	16,371	—	16,371
Share repurchases	(1,660)	(17)	(18,193)	—	—	(18,210)	—	(18,210)
Change in unrealized value on interest rate swaps	—	—	—	(8,438)	—	(8,438)	(1,293)	(9,731)
Common distributions declared, $0.17 per share	—	—	—	—	(48,062)	(48,062)	—	(48,062)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,978)	(6,978)
Share-based compensation	1	—	502	—	—	502	1,674	2,176
Net loss	—	—	—	—	(25,877)	(25,877)	(3,850)	(29,727)
Balance at September 30, 2019	283,586	$2,835	$2,717,537	$(28,976)	$(904,297)	$1,787,099	$360,766	$2,147,865

Balance at July 1, 2020	290,465	$2,905	$2,795,434	$(60,075)	$(991,939)	$1,746,325	$341,144	$2,087,469
Change in unrealized value on interest rate swaps	—	—	—	4,445	—	4,445	653	5,098
Share-based compensation	1	—	1,036	—	—	1,036	818	1,854
Other	—	—	185	—	(379)	(194)	(4)	(198)
Net income	—	—	—	—	11,784	11,784	1,646	13,430
Balance at September 30, 2020	290,466	$2,905	$2,796,655	$(55,630)	$(980,534)	$1,763,396	$344,257	$2,107,653

	Nine Months Ended September 30, 2020 and 2019
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2019	279,803	$2,798	$2,674,871	$12,362	$(692,573)	$1,997,458	$414,911	$2,412,369
DRIP	4,636	45	51,284	—	—	51,329	—	51,329
Share repurchases	(2,806)	(28)	(30,856)	—	—	(30,884)	—	(30,884)
Change in unrealized value on interest rate swaps	—	—	—	(41,338)	—	(41,338)	(6,399)	(47,737)
Common distributions declared, $0.50 per share	—	—	—	—	(144,082)	(144,082)	—	(144,082)
Distributions to noncontrolling interests	—	—	—	—	—	—	(21,206)	(21,206)
Share-based compensation	65	1	1,358	—	—	1,359	4,404	5,763
Conversion of noncontrolling interests	1,888	19	20,880	—	—	20,899	(20,899)	—
Net loss	—	—	—	—	(67,642)	(67,642)	(10,045)	(77,687)
Balance at September 30, 2019	283,586	$2,835	$2,717,537	$(28,976)	$(904,297)	$1,787,099	$360,766	$2,147,865

Balance at January 1, 2020	289,047	$2,890	$2,779,130	$(20,762)	$(947,252)	$1,814,006	$354,788	$2,168,794
DRIP	1,436	14	15,926	—	—	15,940	—	15,940
Share repurchases	(288)	(3)	(2,697)	—	—	(2,700)	—	(2,700)
Change in unrealized value on interest rate swaps	—	—	—	(34,868)	—	(34,868)	(5,145)	(40,013)
Common distributions declared, $0.17 per share	—	—	—	—	(48,809)	(48,809)	—	(48,809)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,105)	(7,105)
Share-based compensation	109	2	2,508	—	—	2,510	1,336	3,846
Conversion of noncontrolling interests	168	2	1,859	—	—	1,861	(1,861)	—
Other	(6)	—	(71)	—	(438)	(509)	(7)	(516)
Net income	—	—	—	—	15,965	15,965	2,251	18,216
Balance at September 30, 2020	290,466	$2,905	$2,796,655	$(55,630)	$(980,534)	$1,763,396	$344,257	$2,107,653

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,216	$(77,687)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate assets	164,288	174,501
Impairment of real estate assets	—	74,626
Depreciation and amortization of corporate assets	4,404	4,519
Net amortization of above- and below-market leases	(2,394)	(3,266)
Amortization of deferred financing expenses	3,739	3,758
Amortization of debt and derivative adjustments	2,154	6,007
Gain on disposal of property, net	(8,616)	(10,903)
Change in fair value of earn-out liability	(10,000)	(7,500)
Straight-line rent	(3,131)	(7,024)
Share-based compensation	3,846	5,971
Other impairment charges	—	9,661
Other	1,497	1,223
Changes in operating assets and liabilities:
Other assets, net	(11,089)	858
Accounts payable and other liabilities	(5,669)	1,138
Net cash provided by operating activities	157,245	175,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(23,014)	(49,880)
Capital expenditures	(40,772)	(48,079)
Proceeds from sale of real estate	48,276	86,159
Return of investment in unconsolidated joint ventures	1,949	2,498
Net cash used in investing activities	(13,561)	(9,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	—	(73,359)
Proceeds from mortgages and loans payable	—	60,000
Payments on mortgages and loans payable	(37,778)	(7,973)
Distributions paid, net of DRIP	(49,083)	(92,484)
Distributions to noncontrolling interests	(9,406)	(20,616)
Repurchases of common stock	(5,211)	(30,178)
Other	(516)	(208)
Net cash used in financing activities	(101,994)	(164,818)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	41,690	1,762
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	95,108	84,304
End of period	$136,798	$86,066

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$103,910	$29,516
Restricted cash	32,888	56,550
Cash, cash equivalents, and restricted cash at end of period	$136,798	$86,066

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Condensed and Unaudited)
(In thousands)

	2020	2019
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$59,906	$66,811
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	551	1,444
Accrued capital expenditures	3,587	3,036
Change in distributions payable	(16,214)	269
Change in distributions payable - noncontrolling interests	(2,301)	590
Change in accrued share repurchase obligation	(2,511)	706
Distributions reinvested	15,940	51,329

See notes to consolidated financial statements.

Phillips Edison & Company, Inc.
Notes to Consolidated Financial Statements
(Condensed and Unaudited)

1. ORGANIZATION
Phillips Edison & Company, Inc. (“we,” the “Company,” “PECO,” “our,” or “us”) was formed as a Maryland corporation in October 2009. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership I, L.P., (the “Operating Partnership”), a Delaware limited partnership formed in December 2009. We are a limited partner of the Operating Partnership, and our wholly-owned subsidiary, Phillips Edison Grocery Center OP GP I LLC (the “General Partner”), is the sole general partner of the Operating Partnership.
We are a real estate investment trust (“REIT”) that invests primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to three institutional joint ventures, in which we have a partial ownership interest, and one private fund (collectively, the “Managed Funds”) as of September 30, 2020.
As of September 30, 2020, we wholly-owned 283 real estate properties. Additionally, we owned a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture that owned six properties; a 15% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture that owned 17 properties; and a 10% interest in Grocery Retail Partners II LLC (“GRP II”), a joint venture that owned three properties.
On October 1, 2020, GRP I acquired GRP II. Our ownership in the combined entity was adjusted upon consummation of the transaction, and we own approximately a 14% equity interest in GRP I as a result of the acquisition.

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
During the first quarter of 2020, a novel coronavirus (“COVID-19”) began spreading globally, with the outbreak being classified as a pandemic by the World Health Organization on March 11, 2020. Because of the adverse economic conditions that exist as a result of the impacts of the COVID-19 pandemic, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly. Specifically, as it relates to our business, the current economic situation resulted in temporary tenant closures at our shopping centers, often as a result of “stay-at-home” government mandates which limited travel and movement of the general public to essential activities only and required all non-essential businesses to close.
Temporary closures of tenant spaces at our centers peaked in April and have significantly decreased as states reduced or removed restrictions on business operations and the travel and movement of the general public. Certain tenants remain temporarily closed, have since closed after reopening, are limiting the number of customers allowed in their stores, or have modified their operations in other ways that may impact their profitability, either as a result of government mandates or self-elected efforts to reduce the spread of COVID-19. Some states and localities have temporarily reinstated certain mandates in response to increasing reported cases of COVID-19. These actions could result in increased permanent store closings and could reduce the demand for leasing space in our shopping centers and result in a decline in occupancy and rental revenues in our real estate portfolio. All of this activity impacts our estimates around the collectability of revenue and valuation of real estate assets, goodwill and other intangible assets, and certain liabilities, among others.
There were no changes to our significant accounting policies during the nine months ended September 30, 2020. For a full summary of our accounting policies, refer to our 2019 Annual Report on Form 10-K filed with the SEC on March 12, 2020.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2019, which are included in our 2019 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results expected for the full year.
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
In our efforts to maximize collections in the near term while also supporting our tenants as they operate through this pandemic, we have begun negotiating rent relief primarily in the form of payment plans and deferrals on rent and recovery charges, which allow for changes in the timing of payments, but not the total amount of consideration due to us under the lease. In a limited number of instances, we may also agree to waive certain charges due to us under the lease; for additional details, please refer to Note 3.
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as Taxable REIT Subsidiaries and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized an insignificant amount of federal, state, and local income tax expense for the three and nine months ended September 30, 2020 and 2019, and we retain a full valuation allowance for our deferred tax asset. All income tax amounts are included in Other Income (Expense), Net on the consolidated statements of operations and comprehensive income (loss) (“consolidated statements of operations”).
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
Some concessions will provide a deferral of payments, which may affect the timing of cash receipts without substantively impacting the total consideration per the original lease agreement. The FASB has stated that there are multiple acceptable methods to account for deferrals under the interpretive guidance:
•Account for the concession as if no changes to the lease contract were made, increasing the lease receivable as payments accrue and continuing to recognize income; or
•Account for deferred lease payments as variable lease payments.
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
Reclassifications—The following line item on our consolidated balance sheet as of December 31, 2019 was reclassified to conform to current year presentation:
•Corporate Intangible Assets, Net was included in Other Assets, Net.
The following line item on our consolidated statement of operations for the nine months ended September 30, 2019 was reclassified to conform to current year presentation:
•Other Impairment Charges was included in Other Income (Expense), Net.
The following line item on our consolidated statement of cash flows for the nine months ended September 30, 2019 was reclassified to conform to current year presentation:
•Payments of Deferred Financing Expenses was included in Payments on Mortgages and Loans Payable.

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental income related to fixed lease payments(1)	$94,511	$97,328	$285,572	$289,318
Rental income related to variable lease payments	31,781	33,626	94,278	93,105
Straight-line rent amortization(2)	1,772	2,548	3,103	7,055
Amortization of lease assets	802	1,032	2,367	3,230
Lease buyout income	664	632	972	1,088
Adjustments for collectability(2)(3)	(6,232)	(2,451)	(18,874)	(3,191)
Total rental income	$123,298	$132,715	$367,418	$390,605
(1)Includes rental income related to fixed lease payments before assessing for collectability.
(2)Includes revenue adjustments for non-creditworthy tenants.
(3)Contains general reserves; excludes reserves for straight-line rent amortization.
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of September 30, 2020, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
Remaining 2020	$98,238
2021	364,782
2022	330,635
2023	282,988
2024	227,052
Thereafter	594,574
Total	$1,898,269
During the nine months ended September 30, 2020, we executed payment plans with our tenants agreeing to defer approximately $3.7 million in rent and related charges, and we granted rent abatements totaling approximately $1.3 million. These payment plans and rent abatements represented 0.9% and 0.3% of our wholly-owned portfolio’s annualized base rent (“ABR”), respectively, and the weighted-average term over which we expect to receive payment on executed payment plans is approximately eight months. For the three and nine months ended September 30, 2020, we had $5.2 million and $20.0 million, respectively, in billings that will not be recognized as revenue until cash is collected or the tenant resumes regular payments and/or is considered creditworthy. These amounts include the estimated impact of tenants who have filed for bankruptcy.
No single tenant comprised 10% or more of our aggregate ABR as of September 30, 2020. As of September 30, 2020, our real estate investments in Florida and California represented 12.3% and 10.6% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events, including the impact of the COVID-19 pandemic, in the Florida and California real estate markets.
Lessee—Lease assets and liabilities, grouped by balance sheet line where they are recorded, consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

Balance Sheet Information	Balance Sheet Location	September 30, 2020	December 31, 2019
ROU assets, net - operating leases(1)	Investment in Real Estate	$3,895	$7,613
ROU assets, net - operating and finance leases	Other Assets, Net	1,998	2,111
Operating lease liability	Accounts Payable and Other Liabilities	5,880	9,453
Finance lease liability	Debt Obligations, Net	240	443
(1)During the nine months ended September 30, 2020, one of our acquisitions was land upon which one of our shopping centers is situated that was previously subject to a ground lease in which the lessor controlled an option requiring us to purchase the land subject to the lease. Our valuation of the ROU asset and lease liability as of December 31, 2019 for this ground lease reflected the assumption that the lessor would exercise this option and that we would purchase the underlying land asset.

4. REAL ESTATE ACTIVITY
Property Sales—The following table summarizes our real estate disposition activity (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Number of properties sold(1)	6	10
Number of outparcels sold	—	1
Proceeds from sale of real estate	$48,276	$86,159
Gain on sale of properties, net(2)	9,915	12,369
(1)We retained certain outparcels of land associated with one of our property dispositions during the nine months ended September 30, 2020, and as a result, this property is still included in our total property count.
(2)The gain on sale of properties, net does not include miscellaneous write-off activity, which is also recorded in Gain on Disposal of Property, Net on the consolidated statements of operations.
Subsequent to September 30, 2020, we sold one outparcel for approximately $1.1 million.
Impairment of Real Estate Assets—During the three and nine months ended September 30, 2020, we did not recognize any impairment charges. During the three and nine months ended September 30, 2019, we recognized impairment charges totaling $35.7 million and $74.6 million, respectively. The impairments were associated with certain anticipated property dispositions where the net book value exceeded the estimated fair value. Our estimated fair value was based upon the contracted price to sell or the marketed price for disposition, less estimated costs to sell. We applied reasonable estimates and judgments in determining the amount of impairment recognized.
Acquisitions—During the nine months ended September 30, 2020, we acquired one property and two parcels of land for a total of $23.0 million. Both parcels of land are adjacent to shopping centers that we own. During the nine months ended September 30, 2019, we acquired one property and one outparcel for a total of $49.9 million.
The fair value and weighted-average useful life at acquisition for lease intangibles acquired as part of acquisitions in the nine months ended September 30, 2020 and 2019 are as follows (dollars in thousands, weighted-average useful life in years):

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
In-place leases	$1,682	16	$4,736	11
Above-market leases	120	5	825	8
Below-market leases	(1,882)	26	(2,097)	16
Subsequent to September 30, 2020, we purchased one property for approximately $18.4 million.

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of September 30, 2020 and December 31, 2019, excluding amounts related to assets classified as held for sale (in thousands):

	September 30, 2020	December 31, 2019
Other assets, net:
Deferred leasing commissions and costs	$40,465	$38,738
Deferred financing expenses	13,971	13,971
Office equipment, ROU assets, and other	21,772	19,430
Corporate intangible assets	4,883	4,883
Total depreciable and amortizable assets	81,091	77,022
Accumulated depreciation and amortization	(43,565)	(35,055)
Net depreciable and amortizable assets	37,526	41,967
Accounts receivable, net(1)	50,384	46,125
Accounts receivable - affiliates	622	728
Deferred rent receivable	32,179	29,291
Derivative assets	—	2,728
Prepaid expenses and other	12,303	7,851
Total other assets, net	$133,014	$128,690
(1)Net of $7.1 million and $6.9 million of general reserves for uncollectible amounts. Receivables that were removed for tenants considered to be non-creditworthy were $23.4 million and $6.9 million as of September 30, 2020 and December 31, 2019, respectively.

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, for our debt obligations as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Interest Rate(1)	September 30, 2020	December 31, 2019
Revolving credit facility(2)	LIBOR + 1.40%	$—	$—
Term loans(3)	2.58% - 4.59%	1,622,500	1,652,500
Secured loan facilities	3.35% - 3.52%	395,000	395,000
Mortgages	3.45% - 7.91%	317,148	324,578
Finance lease liability		240	443
Assumed market debt adjustments, net		(1,419)	(1,218)
Deferred financing expenses, net		(14,466)	(17,204)
Total		$2,319,003	$2,354,099
(1)Interest rates are as of September 30, 2020.
(2)We had $255.0 million of both gross borrowings and payments under our revolving credit facility during the nine months ended September 30, 2020. The gross borrowings and payments under our revolving credit facility were $116.6 million and $190.0 million, respectively, during the nine months ended September 30, 2019.
(3)Our term loans carry an interest rate of LIBOR plus a spread. While a majority of the rates are fixed through the use of swaps, some of these rates are not fixed through a swap, and thus are still indexed to LIBOR.
In January 2020, we made the final $30 million payment on our term loan maturing in 2021. Following this payment, the next term loan maturity is in April 2022.
In April 2020, we borrowed $200 million on our revolving credit facility to meet our operating needs for a sustained period due to the COVID-19 pandemic. In June 2020, we paid down the outstanding balance on our revolving credit facility. Our debt is subject to certain covenants, and as of September 30, 2020, we were in compliance with the restrictive covenants of our outstanding debt obligations.
In October 2020, we executed early repayments of $20.4 million in mortgage debt securing two of our properties.

The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, net, as of September 30, 2020 and December 31, 2019, is summarized below (in thousands):

	September 30, 2020	December 31, 2019
As to interest rate:(1)
Fixed-rate debt	$1,754,388	$2,122,021
Variable-rate debt	580,500	250,500
Total	$2,334,888	$2,372,521
As to collateralization:
Unsecured debt	$1,622,500	$1,652,500
Secured debt	712,388	720,021
Total	$2,334,888	$2,372,521

Weighed-average interest rate(1)	3.1%	3.4%
(1)Includes the effects of derivative financial instruments (see Notes 7 and 12).

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $19.4 million will be reclassified from AOCI as an increase to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of September 30, 2020 and December 31, 2019 (notional amounts in thousands):

	September 30, 2020	December 31, 2019
Count	6	9
Notional amount	$1,042,000	$1,402,000
Fixed LIBOR	1.3% - 2.9%	0.8% - 2.9%
Maturity date	2021 - 2025	2020 - 2025
The table below details the nature of the gain or loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amount of loss recognized in other comprehensive income on derivatives	$(45)	$(9,193)	$(51,575)	$(44,398)
Amount of loss (gain) reclassified from AOCI into interest expense	5,143	(538)	11,562	(3,339)

Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of September 30, 2020, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $60.6 million. As of September 30, 2020, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $60.6 million.

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
As of September 30, 2020, we had four letters of credit outstanding totaling approximately $8.0 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.
COVID-19—As of September 30, 2020, we were not aware of any significant liabilities or obligations to waive rent that we have incurred under force majeure or co-tenancy clauses in tenant leases.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of our board of directors (“Board”). Our charter does not provide for cumulative voting in the election of directors.
On November 4, 2020, our Board approved an amendment to our articles of incorporation to effect a one-for-four reverse stock split effective in March 2021. Neither the number of authorized shares nor the par value of the common stock will be changed. In addition, we intend to amend the limited partnership agreement of our Operating Partnership to effect a corresponding reverse stock split of the OP units. As a result of the reverse stock split, every four shares of our common stock or OP units will be automatically combined and converted into one issued and outstanding share of common stock or OP unit rounded to the nearest 1/100th share, after which our stockholders will have an estimated value per share (“EVPS”) of $35.00. The reverse stock split impacts all common stock proportionately and will have no impact on any stockholder’s percentage ownership of common stock.
On May 6, 2020, our Board decreased the EVPS of our common stock to $8.75 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2020. The decrease was primarily driven by the negative impact of the COVID-19 pandemic on our non-grocery tenants resulting from social distancing and stay-at-home guidelines and the uncertainty of the duration and full effect on the overall economy. We engaged a third-party valuation firm to provide a calculation of the range in EVPS of our common stock as of March 31, 2020, which reflected certain balance sheet assets and liabilities as of that date. Previously, our EVPS was $11.10, based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2019.
Distributions—On March 27, 2020, our Board suspended stockholder distributions, effective after the payment of the March 2020 distribution on April 1, 2020, as a result of the uncertainty surrounding the COVID-19 pandemic. On November 4, 2020, our Board authorized distributions for stockholders of record at the close of business on December 28, 2020 equal to a monthly amount of $0.02833333 per share of common stock, or $0.34 annually. Operating partnership unit (“OP Unit”) holders will receive distributions at the same rate as common stockholders. We expect to pay this distribution on January 7, 2021.

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
On March 27, 2020, the DRIP was suspended, and the March 2020 distribution was paid in all cash on April 1, 2020. The DRIP remained suspended as of September 30, 2020. On November 4, 2020, our Board reinstated the DRIP, which will be effective beginning with the December 2020 distribution to be paid in January 2021.
Tender Offer—On November 4, 2020, our Board approved a voluntary tender offer commencing on November 10, 2020 (the “Tender Offer”) for up to 4.5 million shares of our outstanding common stock at a price of $5.75 per share, for a total value of approximately $26 million.
Share Repurchase Program (“SRP”)—The SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The Board reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
On August 7, 2019, the Board suspended the SRP with respect to standard repurchases. The SRP for death, qualifying disability, or determination of incompetence (“DDI”) was suspended effective March 27, 2020, in response to the uncertainty of COVID-19. Both the SRP with respect to standard repurchases and the SRP for death, qualifying disability, or determination of incompetence remain suspended as of September 30, 2020.
We expect to restart share repurchases for DDI at $5.75 per share, but no shares will be repurchased until at least 10 business days after completion of the Tender Offer. The SRP with respect to standard repurchases will remain suspended.
Convertible Noncontrolling Interests—Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), OP Unit holders may elect to exchange OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of September 30, 2020 and December 31, 2019 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. The distributions that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity. During the nine months ended September 30, 2020 and 2019, 0.2 million and 1.9 million OP units were converted into shares of our common stock at a 1:1 ratio, respectively. There were approximately 42.7 million OP units outstanding as of September 30, 2020 and December 31, 2019. Additionally, certain of our outstanding time- and performance-based equity awards will result in the issuance of shares or OP units upon vesting in future periods. Simultaneously with the reverse stock split described above, to be made effective in 2021, every four OP units then outstanding will be automatically combined and converted into one OP unit.

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
The impact of outstanding OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the OP units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements during the nine months ended September 30, 2020 and 2019.

The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to stockholders - basic	$11,784	$(25,877)	$15,965	$(67,642)
Net income (loss) attributable to convertible OP units(1)	1,646	(3,893)	2,251	(10,319)
Net income (loss) - diluted	$13,430	$(29,770)	$18,216	$(77,961)
Denominator:
Weighted-average shares - basic	290,465	283,827	290,295	282,714
OP units(1)	42,742	42,783	42,792	43,356
Dilutive restricted stock awards	356	—	393	—
Adjusted weighted-average shares - diluted	333,563	326,610	333,480	326,070
Earnings per common share:
Basic and diluted income (loss) per share	$0.04	$(0.09)	$0.05	$(0.24)
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
Approximately 1.0 million time-based and 2.5 million performance-based unvested stock units were outstanding as of September 30, 2019. These securities were anti-dilutive for the three and nine months ended September 30, 2019, and as a result, their impact was excluded from the weighted-average common shares used to calculate diluted EPS for those periods.

11. REVENUE RECOGNITION AND RELATED PARTY TRANSACTIONS
Revenue—Summarized below are amounts included in Fees and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds, and other revenues that are not in the scope of ASC Topic 606, Revenue from Contracts with Customers, but that are included in this table for the purpose of disclosing all related party revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Recurring fees(1)	$1,233	$1,669	$3,631	$4,890
Transactional revenue and reimbursements(2)	719	606	2,109	2,655
Insurance premiums(3)	629	491	1,766	1,533
Total fees and management income	$2,581	$2,766	$7,506	$9,078
(1)Recurring fees include asset management fees and property management fees.
(2)Transactional revenue includes items such as leasing commissions, construction management fees, and acquisition fees.
(3)Insurance premium income includes amounts from third parties not affiliated with us.
During the nine months ended September 30, 2019, we recognized a net charge of $1.9 million in Other Expense, Net on our consolidated statements of operations. The charge was related to a reduction in our related party accounts receivable and organization and offering costs payable for amounts incurred in connection with the Phillips Edison Grocery Center REIT III, Inc. (“REIT III”) public offering. Remaining accounts receivable and organization and offering costs payable that were outstanding as of September 30, 2019 related to REIT III were settled when we merged with REIT III in October 2019.
Other Related Party Matters—We are the limited guarantor for up to $190 million, capped at $50 million in most instances, of debt for our NRP joint venture. As of September 30, 2020, we were also the limited guarantor of a $175 million mortgage loan for GRP I. Our guaranty in both cases is limited to being the non-recourse carveout guarantor and the environmental indemnitor. We are also party to a separate agreement with our joint venture partner in which any potential liability under our guaranty for GRP I will be apportioned between us and our joint venture partner based on our respective ownership percentages in GRP I. We have no liability recorded on our consolidated balance sheets for either guaranty as of September 30, 2020 and December 31, 2019.

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
The following is a summary of borrowings as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Term loans	$1,609,291	$1,602,032	$1,636,470	$1,656,765
Secured portfolio loan facilities	391,011	404,971	390,780	399,054
Mortgages(2)	318,701	330,159	326,849	337,614
Total	$2,319,003	$2,337,162	$2,354,099	$2,393,433
(1)Recorded principal balances include net deferred financing expenses of $14.5 million and $17.2 million as of September 30, 2020 and December 31, 2019, respectively. Recorded principal balances also include assumed market debt adjustments of $1.4 million and $1.2 million as of September 30, 2020 and December 31, 2019, respectively. We have recorded deferred financing expenses related to our revolving credit facility in Other Assets, Net on our consolidated balance sheets which are not included in these balances.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the nine months ended September 30, 2020 and the year ended December 31, 2019, were as follows (in thousands):

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Derivative assets(1)	$—	$—	$—	$—	$2,728	$—
Derivative liabilities(1)	—	(60,615)	—	—	(20,974)	—
Earn-out liability	—	—	(22,000)	—	—	(32,000)
Nonrecurring
Impaired real estate assets, net(2)	—	—	—	—	280,593	—
Impaired corporate intangible asset, net(3)	—	—	—	—	—	4,401
(1)We record derivative assets in Other Assets, Net and derivative liabilities in Derivative Liabilities on our consolidated balance sheets.
(2)The carrying value of impaired real estate assets may have subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.
(3)The carrying value of our impaired corporate intangible asset, net, which consists of in-place management contracts, subsequently decreased after the measurement date due to amortization as well as through derecognition as part of the merger with REIT III.
Derivative Instruments—As of September 30, 2020 and December 31, 2019, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2020 and December 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—As part of our acquisition of Phillips Edison Limited Partnership (“PELP”), an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. After the expiration of certain provisions in 2019, PELP is now eligible to earn between three million and five million OP units based on the timing and valuation of a liquidity event for PECO. The liquidity event can occur no later than December 31, 2021 for the maximum shares to be awarded, but can occur as late as December 31, 2023.
We estimate the fair value of this liability on a quarterly basis using the Monte Carlo method. This method requires us to make assumptions about future dividend yields, volatility, and timing and pricing of liquidity events, which are unobservable and are considered Level 3 inputs in the fair value hierarchy. A change in these inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date. In calculating the fair value of this liability as of September 30, 2020, we have determined that the most likely range of potential outcomes includes a possibility of no additional OP units issued as well as up to a maximum of five million units being issued.
Changes in the fair value of the earn-out liability have been and will continue to be recognized in earnings. The following table presents a reconciliation of the change in the earn-out liability measured at fair value on a recurring basis using Level 3 inputs and recognized as Other Income (Expense), Net in the consolidated statements of operations (in thousands):

Earn-Out Liability
Balance at December 31, 2019	$32,000
Change in fair value recognized in Other Income (Expense), Net	(10,000)
Balance at September 30, 2020	$22,000
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. During the three and nine months ended September 30, 2019, we impaired assets that were under contract or actively marketed for sale at a disposition price that was less than carrying value, or that had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds, which we consider to be a Level 2 input in the fair value hierarchy. There were no impairment charges recorded during the three and nine months ended September 30, 2020.
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
Our quarterly impairment procedures have not been altered by the COVID-19 pandemic, as we believe key impairment indicators such as temporary store closings and large dark or vacant spaces will continue to be identified in our review. We have utilized forecasts that incorporate estimated decreases in net operating income (“NOI”) and cash flows as a result of the COVID-19 pandemic in performing our review procedures for the three and nine months ended September 30, 2020. However, it is possible that we could experience unanticipated changes in assumptions that are employed in our impairment review which could impact our cash flows and fair value conclusions. Such unanticipated changes relative to our expectations may include but are not limited to: increases or decreases in the duration or permanence of tenant closures, increases or decreases in collectability reserves and write-offs, additional capital required to fill vacancies, extended lease-up periods, future closings of large tenants, changes in macroeconomic assumptions such as rate of inflation and capitalization rates, and changes to the estimated timing of disposition of the properties under review.

We recorded the following expense upon impairment of real estate assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Impairment of real estate assets	$—	$35,710	$—	$74,626
Corporate Intangible Asset Impairment—In connection with our acquisition of PELP, we acquired a corporate intangible asset consisting of in-place management contracts. We evaluate our corporate intangible asset for impairment when a triggering event occurs, or circumstances change, that indicate the carrying value may not be recoverable.
In June 2019, the suspension of the REIT III public offering constituted a triggering event for further review of the corporate intangible asset’s fair value compared to its carrying value. We estimated the fair value of the corporate intangible asset using a discounted cash flow model which leveraged certain Level 3 inputs. The evaluation of corporate intangible assets for potential impairment required management to exercise significant judgment and to make certain assumptions. The assumptions utilized in the evaluation included projected future cash flows and a discount rate of 19%. Based on this analysis, we concluded the carrying value exceeded the estimated fair value of the corporate intangible asset, and an impairment charge of $7.8 million was recorded in Other Income (Expense), Net on the consolidated statements of operations in the second quarter of 2019.
We have not noted any triggering events related to our corporate intangible asset, and accordingly have not recorded any impairments, subsequent to this date.

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

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). Such statements include, but are not limited to, (a) statements about our focus, plans, strategies, initiatives, and prospects; (b) statements about the COVID-19 pandemic, including its duration and potential or expected impact on our tenants, our business, and our estimated value per share; (c) statements about our intentions regarding the Tender Offer, a reverse stock split, our distributions, share repurchase program, and dividend reinvestment program; and (d) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) changes in interest rates and the availability of permanent mortgage financing; (v) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vi) the financial stability of tenants, including the ability of tenants to pay rent; (vii) changes in tax, real estate, environmental, and zoning laws; (viii) the concentration of our portfolio in a limited number of industries, geographies, or investments; (ix) the effects of the COVID-19 pandemic, including on the demand for consumer goods and services and levels of consumer confidence in the safety of visiting shopping centers as a result of the COVID-19 pandemic; (x) the measures taken by federal, state, and local government agencies and tenants in response to the COVID-19 pandemic, including mandatory business shutdowns, stay-at-home orders and social distancing guidelines; (xi) the impact of the COVID-19 pandemic on our tenants and their ability to pay rent on time or at all, or to renew their leases and, in the case of non-renewal, our ability to re-lease the space at the same or more favorable terms or at all; (xii) the length and severity of the COVID-19 pandemic in the United States; (xiii) the pace of recovery following the COVID-19 pandemic given the current severe economic contraction and increase in unemployment rates; (xiv) our ability to implement cost containment strategies; (xv) our and our tenants’ ability to obtain loans under government programs; (xvi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (xvii) to the extent we were seeking to dispose of properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices; (xviii) the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity; and (xix) supply chain disruptions due to the COVID-19 pandemic. Additional important factors that could cause actual results to differ are described in the filings made from time to time by the Company with the SEC and include the risk factors and other risks and uncertainties described in our 2019 Annual Report on Form 10-K, filed with the SEC on March 12, 2020, and those included in this Report, in each case as updated from time to time in our periodic and/or current reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
Except as required by law, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview
We are an internally-managed REIT and one of the nation’s largest owners and operators of grocery-anchored shopping centers. The majority of our revenue is lease revenue derived from our real estate investments. Additionally, we operate an investment management business providing property management and advisory services to approximately $550 million of third-party assets. This business provides comprehensive real estate and asset management services to the Managed Funds.
As of September 30, 2020, we wholly-owned 283 real estate properties. Additionally, we owned a 20% interest in NRP, a joint venture that owned six properties; a 15% interest in GRP I, a joint venture that owned 17 properties; and a 10% interest in GRP II, a joint venture that owned three properties.
On October 1, 2020, GRP I acquired GRP II. Our ownership in the combined entity was adjusted upon consummation of the transaction, and we own approximately a 14% equity interest in GRP I as a result of the acquisition.
COVID-19 Strategy—During the first quarter of 2020, the COVID-19 pandemic began spreading globally, with the outbreak being classified as a pandemic by the World Health Organization on March 11, 2020. As a result of the pandemic, many state governments issued “stay-at-home” mandates that generally limited travel and movement of the general public to essential activities only and required all non-essential businesses to close. The following initiatives were enacted in response to the pandemic and remain in effect as of the date of this filing, unless otherwise noted:
•We suspended stockholder distributions, after the March 2020 distribution (see Note 9 for more detail);

•We suspended the SRP for DDI;
•Our Compensation Committee approved a temporary 25% reduction to the base salary of our chief executive officer; a temporary 10% reduction to the base salaries of our president, chief operating officer, chief financial officer, and general counsel; and a temporary 10% reduction to board members’ base compensation for the 2020-2021 term;
•We have implemented expense reductions at the property and corporate levels, including reductions to our workforce and travel costs;
•Our capital investments have been prioritized to support the reopening of our tenants (which we refer to as a “neighbor” or our “neighbors”) and new leasing activity, or deferred if possible;
•We borrowed $200 million on our revolving credit facility in April 2020 to ensure that we were able to meet our operating needs for a sustained period. Our rent and recovery collections during the second quarter, combined with the above initiatives, sufficiently funded our short-term operating needs and provided enough stability to allow us to repay in full the outstanding balance on our revolving credit facility in June 2020; and
In May 2020, many state governments began lifting, in whole or in part, the “stay-at-home” mandates, effectively removing or lessening the limitations on travel and allowing many businesses to reopen in full or limited capacity. Some states and localities have temporarily reinstated certain mandates in response to increasing reported cases of COVID-19. The impact these measures and the resulting consumer behavior are having on our portfolio has evolved throughout the second and third quarters, and we expect that it will continue to do so. Our management team has determined the following are key indicators of recovery for our portfolio and is executing a strategy to guide our neighbors through these phases (all statistics are approximate and include the prorated portion attributable to properties owned through our joint ventures):
•Assisting Neighbors in Reopening—Our wholly-owned properties and those owned through our joint ventures contained approximately 5,600 occupied neighbor spaces as of November 4, 2020. At the peak of the pandemic-related closure activity, temporary closures reached 37% of all neighbor spaces, totaling 27% of our ABR and 22% of our GLA. As of November 4, 2020, 98% of our occupied tenant spaces, totaling 99% of our ABR and GLA, are open for business. We believe that the best way to ensure that we receive monthly payment of rent and other amounts due is to first have neighbors open and operating.
In order to facilitate communication with our neighbors, we launched PECO ConnectTM, a webpage designed to provide resources, information, and tools to assist our neighbors in reopening as states lifted “stay-at-home” requirements and other restrictions. Resources made available through PECO Connect include, but are not limited to: a digital tool kit providing various marketing options, industry guides and blueprints to facilitate effective communication between our neighbors and their customers; educational videos and webinars to help neighbors prepare for and adjust to the consumer environment as businesses reopen; a neighbor rewards program; and DashComm®, our proprietary internal communications platform designed to deliver important updates and information to our neighbors as well as to facilitate our responses to neighbor questions and concerns.
•Returning to Monthly Payments—We continue to work with our neighbors to resume normal monthly rent payments. Our efforts have included raising awareness of the benefits available through the Coronavirus Aid, Relief, and Economic Security Act, including the Paycheck Protection Program and Health Care Enhancement Act (collectively, the “CARES Act”) and other small business programs. The CARES Act was intended to provide economic relief and stimulus to taxpayers and businesses in order to mitigate the economic impact of the pandemic, and provided an estimated $2.7 trillion to combat the COVID-19 pandemic and stimulate the economy through the provision of government loans and grants to affected individuals and businesses.
As our neighbors have reopened, we have seen our collections continue to improve, including those related to the second quarter. As of November 4, 2020, total collections for the second quarter improved to 90%, and third quarter collections were 94%. Additionally, our collections for October 2020 were approximately 94%. As of November 4, 2020, 87% of our neighbors are paying their rent in full.
•Establishing and Collecting on Payment Plans—We believe substantially all neighbors, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. We further believe that it is best to begin negotiation of relief only once a neighbor has reopened, and we have continued to see payments made toward rent and recovery charges owed. As of November 4, 2020, we have executed payment plans with our neighbors agreeing to defer approximately $4.3 million in rent and related charges, and we had granted rent abatements totaling approximately $2.0 million. These payment plans and rent abatements represented 1.1% and 0.5% of portfolio ABR, respectively, and the weighted-average term over which we expect to receive payment on executed payment plans is approximately eight months. We are in negotiations with additional neighbors, which we believe will lead to more neighbors repaying their past due charges. We will continue to work with neighbors on establishing plans to repay past due amounts, and will monitor the impact of such payment plans on our results of operations in future quarters. The final measure of recovery for our portfolio is to collect past due amounts under the terms negotiated with our neighbors. We cannot guarantee that we will ultimately be able to collect these amounts.

On November 4, 2020, our Board reinstated monthly stockholder distributions beginning December 2020 to stockholders of record as of December 28, 2020, payable on January 7, 2021.
Additionally, the Board approved a Tender Offer commencing on November 10, 2020 for up to 4.5 million shares of our outstanding common stock at a price of $5.75 per share, for a total value of approximately $26 million. This price is lower than our current EVPS of $8.75, reflecting the Board’s acknowledgment that the share prices of our publicly-traded peers in the shopping center REIT sector have declined significantly below their respective estimated net asset values, primarily as a result of the ongoing market uncertainty caused by the COVID-19 pandemic. Accordingly, they believe that if our shares were listed on a national securities exchange, the price of our shares of common stock might similarly trade at a discount to our EVPS.
We expect to restart share repurchases for DDI at $5.75 per share, but no shares will be repurchased until at least 10 business days after completion of the Tender Offer (see Note 9 for more detail). The SRP with respect to standard repurchases will remain suspended.
COVID-19 Operational Impact—During the COVID-19 pandemic, we have been closely monitoring the status of our neighbors to identify those who potentially pose a credit risk in order to appropriately account for the impact to revenue and in order to quickly take action when a neighbor was ultimately unable to remain in a space.
The current economic environment has increased the uncertainty of collecting rents from a number of our neighbors. For neighbors with a higher degree of uncertainty, we may not record revenue for amounts billed until the cash is received. Based on our analysis, no individual neighbor category was deemed to be entirely non-creditworthy as of September 30, 2020; however, we continue to evaluate each neighbor’s creditworthiness on an individual basis. For the three and nine months ended September 30, 2020, inclusive of the prorated portion attributable to properties owned through our joint ventures, we had $5.3 million and $20.3 million, respectively, in billings that will not be recognized as revenue until cash is collected or the neighbor resumes payment and is considered creditworthy. As of September 30, 2020, this represented approximately 7% of out of nearly 5,600 total neighbors in our entire portfolio.
Additionally, certain of our neighbors have entered into bankruptcy proceedings. While some of these cases have already been resolved, with the assumption or rejection of the lease already reflected in our results, in some cases these claims have yet to be resolved, and as such, the potential fallout is not yet reflected in our occupancy rate or ABR metrics. We believe that neighbors in the bankruptcy process represent an exposure of only 1.2% of our total portfolio ABR as of September 30, 2020. We have included our assessment of the impact of these bankruptcies in our estimate of rent collectability, which impacted recorded revenue, as noted previously.
Portfolio and Leasing Statistics—Below are statistical highlights of our wholly-owned portfolio as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Number of properties	283	294
Number of states	31	32
Total square feet (in thousands)	31,731	33,203
Leased % of rentable square feet:
Total portfolio spaces	95.3%	95.0%
Anchor spaces	98.3%	98.1%
Inline spaces	89.5%	89.2%
Average remaining lease term (in years)(1)	4.5	4.7
% ABR from grocery-anchored properties	97.0%	96.0%
(1)The average remaining lease term in years excludes future options to extend the term of the lease.
The following table details information for our joint ventures, which is the basis for determining the prorated information included in the subsequent tables as of September 30, 2020 (dollars and square feet in thousands):

	September 30, 2020
Joint Venture	Ownership Percentage	Number of Properties	ABR(1)	GLA(2)
Necessity Retail Partners	20%	6	$10,330	698
Grocery Retail Partners I	15%	17	24,740	1,905
Grocery Retail Partners II	10%	3	3,841	312
(1)We calculate ABR as monthly contractual rent as of September 30, 2020, multiplied by 12 months.
(2)GLA is defined as the portion of the total square feet of a building that is available for leasing.

Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after September 30, 2020 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our joint ventures:

$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$4.9
$5.9
$38.8
$42.7
$56.4
$58.5
$56.1
$33.1
$23.5
$20.7
$19.6
$31.3
MTM (105)
2020 (138)
2021 (705)
2022 (686)
2023 (778)
2024 (791)
2025 (687)
2026 (307)
2027 (283)
2028 (224)
2029 (155)
2030+ (221)
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
Most of our grocery neighbors have remained open throughout the COVID-19 pandemic, and many other neighbor spaces were allowed to remain open, though their sales may have been impacted by social distancing and “stay-at-home” mandates. The number of our neighbor spaces that temporarily closed as a result of the COVID-19 pandemic peaked in April 2020 and has significantly decreased as states began to lift in full or in part “stay-at-home” mandates in May 2020. Certain neighbors remain temporarily closed, have since closed after reopening, are limiting the number of customers allowed in their stores, or have modified their operations in other ways that may impact their profitability, either as a result of government mandates or self-elected efforts to reduce the spread of COVID-19. Some states and localities have temporarily reinstated certain mandates in response to increasing reported cases of COVID-19. These actions could result in increased permanent store closings and could reduce the demand for leasing space in our shopping centers and result in a decline in average rental rates on expiring leases. As of September 30, 2020, our average rental rates on new leases have exceeded the average rental rates on expiring leases and our occupancy remained flat as compared to December 31, 2019. We anticipate increased volatility in new and renewal rental rates until the business environment becomes more stable.
For our wholly-owned properties and the prorated share of those owned through our joint ventures, subsequent to September 30, 2020, we renewed approximately 0.2 million total square feet and $3.8 million of total ABR of future expiring leases. This includes three anchor lease renewals, one of which was pursuant to the exercise of an option to extend the lease.
See the section below titled Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Leasing Activity for further discussion of leasing activity.

Portfolio Tenancy—We define national neighbors as those neighbors that operate in at least three states. Regional neighbors are defined as those neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, by neighbor type as of September 30, 2020:

Leased Square Feet
by Neighbor Type
Grocery
Anchor:
48.4%
National &
Regional:
35.9%
Local: 15.7%

ABR
by Neighbor Type
Grocery Anchor: 35.9%
National & Regional: 40.7%
Local: 23.4%

The following charts present the composition of our portfolio by neighbor industry as of September 30, 2020:

## Leased Square Feet by Neighbor Industry

Retail Stores: 25.5%
Grocery Anchor: 48.4%
Services: 17.4%
Restaurant: 8.7%

ABR
by Neighbor Industry
Grocery
Anchor:
35.9%
Retail Stores:
22.8%
Services: 25.9%
Restaurant:
15.4%

We estimate that approximately 51% of our ABR, including the pro rata portion attributable to our properties owned through our joint ventures, is from retail and service businesses generally deemed essential under most state and local mandates issued in response to the COVID-19 pandemic. The composition of our portfolio as a percentage of ABR is as follows:

September 30, 2020
Essential Retail and Services:
Grocery	35.9%
Banks	2.4%
Dollar stores	2.3%
Pet supply	2.2%
Medical	1.8%
Hardware/Automotive	1.6%
Wine, beer, and liquor	1.3%
Pharmacy	1.0%
Other essential	2.8%
Total essential retail and services(1)	51.3%
Restaurants:
Quick service	9.5%
Full service	5.9%
Total restaurants	15.4%
Other Retail and Services:
Services	16.3%
Soft goods	12.7%
Fitness	3.2%
Entertainment	1.1%
Total other retail and services	33.3%
Total ABR	100.0%
(1)Includes neighbors that we believe are considered to be essential retail and service businesses but that may have temporarily closed due to decreases in foot traffic and customer patronage as a result of “stay-at-home” mandates and social distancing guidelines implemented in response to the COVID-19 pandemic.

The following table presents our top twenty neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, as of September 30, 2020 (dollars and square feet in thousands):

	September 30, 2020
Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$27,281	7.0%	3,467	11.3%	65
Publix	22,021	5.6%	2,241	7.3%	56
Ahold Delhaize	17,496	4.5%	1,278	4.2%	25
Albertsons-Safeway	16,579	4.2%	1,588	5.2%	30
Walmart	8,932	2.3%	1,770	5.8%	13
Giant Eagle	8,147	2.1%	823	2.7%	12
TJX Companies	4,979	1.3%	428	1.4%	15
Sprouts Farmers Market	4,885	1.2%	334	1.1%	11
Dollar Tree	4,047	1.0%	423	1.4%	44
Raley's	3,884	1.0%	253	0.8%	4
SUPERVALU	3,455	0.9%	376	1.2%	7
Subway Group	3,052	0.8%	125	0.4%	90
Schnuck's	3,025	0.8%	329	1.1%	5
Anytime Fitness, Inc.	2,694	0.7%	179	0.6%	38
Southeastern Grocers	2,626	0.7%	291	0.9%	8
Save Mart	2,619	0.7%	309	1.0%	6
Lowe's	2,407	0.6%	371	1.2%	4
Kohl's Corporation	2,255	0.6%	365	1.2%	4
Food 4 Less (PAQ)	2,215	0.6%	118	0.4%	2
Petco Animal Supplies, Inc.	2,104	0.4%	127	0.3%	11
	$144,703	37.0%	15,195	49.5%	450
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, in the event that a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

Results of Operations
Known Trends and Uncertainties of the COVID-19 Pandemic
The COVID-19 pandemic has resulted in reduced revenues for the second and third quarters, and our estimates around collectability will likely continue to create volatility in our earnings. The total impact on revenue in the future cannot be determined at this time. The duration of the pandemic and mitigating measures, and the resulting economic impact, has caused some of our neighbors to permanently vacate their spaces and/or not renew their leases, and we may have difficulty leasing these spaces on the same or better terms or at all, and/or incur additional costs to lease vacant spaces, which may reduce our occupancy rates in the future and ultimately reduce our revenue. Extended periods of vacancy or reduced revenues may trigger impairments of our real estate assets. Additionally, these factors may impact disposition activity by decreasing demand and negatively impacting capitalization rates. Our disposition and acquisition activity has been reduced as a result of the pandemic during 2020.
The ongoing impact of the COVID-19 pandemic and the resulting economic downturn will likely continue to be significant to our results of operations for the remainder of 2020 and potentially beyond as a result of a number of factors outside of our control. These factors include, but are not limited to: overall economic conditions on both a macro and micro level, including consumer demand as well as retailer demand for space within our shopping centers; the impact of social distancing guidelines, recommendations from governmental authorities, and consumer shopping preferences; the nature and effectiveness of any economic stimulus or relief measures; and the impact of all of the factors above, including other potentially unknown factors, on our neighbors’ ability to continue paying rent and related charges on time or at all and neighbors’ willingness to renew their leases on the same terms or at all. The impact of these factors, some of which have already been realized, could include reduced revenue from neighbor concessions, increased collectability reserves, decreased recovery rates on expenses, and other unforeseen impacts that may arise in the course of operating during these circumstances. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview for our observation of neighbor impacts through November 4, 2020.
We believe that our investment focus on grocery-anchored shopping centers that provide daily necessities will help lessen the negative effect of the pandemic on our business compared to non-grocery anchored shopping centers. We are closely monitoring the occupancy, operating performance, and neighbor sales results at our centers, including those neighbors operating with reduced hours or under government-imposed restrictions. Further, we have taken action to maximize our financial flexibility by implementing expense reductions at the property and corporate level; prioritizing capital projects to support the reopening of our neighbors and new leasing activity, or deferring if possible; and suspending monthly distributions and share repurchases.

Summary of Operating Activities for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2020	2019	$	%
Revenues:
Rental income	$123,298	$132,715	$(9,417)	(7.1)%
Fee and management income	2,581	2,766	(185)	(6.7)%
Other property income	816	528	288	54.5%
Total revenues	126,695	136,009	(9,314)	(6.8)%
Operating Expenses:
Property operating expenses	(20,835)	(23,296)	2,461	10.6%
Real estate tax expenses	(17,282)	(18,016)	734	4.1%
General and administrative expenses	(9,595)	(11,537)	1,942	16.8%
Depreciation and amortization	(56,095)	(58,477)	2,382	4.1%
Impairment of real estate assets	—	(35,710)	35,710	NM
Total operating expenses	(103,807)	(147,036)	43,229	29.4%
Other:
Interest expense, net	(20,388)	(25,309)	4,921	19.4%
Gain on disposal of property, net	10,734	5,048	5,686	112.6%
Other income, net	196	1,561	(1,365)	(87.4)%
Net income (loss)	13,430	(29,727)	43,157	145.2%
Net (income) loss attributable to noncontrolling interests	(1,646)	3,850	(5,496)	(142.8)%
Net income (loss) attributable to stockholders	$11,784	$(25,877)	$37,661	145.5%
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 276 properties that were owned and operational prior to January 1, 2019. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing to real estate asset activity occurring after December 31, 2018, which includes 27 properties disposed of and six properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended September 30, 2020 and 2019:
Rental Income decreased $9.4 million as follows:
•$4.9 million decrease related to our same-center portfolio as follows:
▪$3.2 million decrease in minimum rent largely due to the COVID-19 pandemic and its economic impact. This includes an increased number of neighbors we have identified as a credit risk, which resulted in a decrease of $2.1 million related to revenue that will not be recognized until cash is collected or the neighbor resumes payment and is considered creditworthy, including a $0.7 million increase in revenues due to reserves on straight-line rent adjustments for the related leases. Additionally, we saw a $1.1 million decrease in rental revenues as a result of rent abatement;
▪$1.8 million decrease primarily due to non-cash straight-line rent amortization;
▪$1.4 million decrease in recovery income largely due to the increased number of neighbors we have identified as a credit risk in connection with the COVID-19 pandemic, which resulted in a decrease of $0.9 million;
▪$1.5 million increase primarily due to improvements in average minimum rent per square foot and average occupancy; and
•$4.5 million decrease primarily related to our net disposition of 21 properties.
Property Operating Expenses decreased $2.5 million primarily as follows:
•$1.6 million decrease related to our same-center portfolio and corporate operating activities, including $1.7 million of decreases to compensation in connection with our expense reduction initiatives and performance compensation; and
•$0.8 million decrease related to our net disposition of 21 properties.

General and Administrative Expenses:
•The $1.9 million decrease in general and administrative expenses was primarily related to expense reductions taken to reduce the impact of the COVID-19 pandemic, with the majority of these decreases related to compensation.
Depreciation and Amortization decreased $2.4 million as follows:
•$1.8 million decrease related to our net disposition of 21 properties; and
•$0.6 million decrease related to our same-center portfolio and corporate operating activities, primarily due to intangible assets becoming fully amortized by December 31, 2019.
Impairment of Real Estate Assets:
•Our decrease in impairment of real estate assets of $35.7 million was related to assets under contract or actively marketed for sale at a disposition price that was less than the carrying value in 2019, the proceeds from which were used to fund tax-efficient acquisitions, to fund redevelopment opportunities in owned centers, and for general corporate purposes. We continue to sell non-core assets and may potentially recognize impairments in future quarters, but our anticipated disposition activity will likely be delayed or reduced due to current market conditions as a result of the COVID-19 pandemic.
Interest Expense, Net:
•The $4.9 million decrease during the three months ended September 30, 2020 as compared to the same period in 2019 was largely due to the decrease in LIBOR and expiring interest rate swaps in 2020 as well as repricing activities that occurred in 2019. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended September 30,
	2020	2019
Interest on revolving credit facility, net	$260	$227
Interest on term loans, net	11,195	16,409
Interest on secured debt	7,308	5,780
Non-cash amortization and other	1,625	2,893
Interest expense, net	$20,388	$25,309

Weighted-average interest rate as of end of period	3.1%	3.5%
Weighted-average term (in years) as of end of period	4.3	4.3
Gain on Disposal of Property, Net:
•The $5.7 million increase was primarily related to the sale of two properties with a net gain of $10.7 million during the three months ended September 30, 2020, as compared to the sale of four properties with a net gain of $5.0 million during the three months ended September 30, 2019 (see Note 4).
Other Income, Net:
•The $1.4 million decrease was largely due to a decrease in income from our unconsolidated joint ventures primarily due to lower gains on the disposition of properties in NRP as compared to the three months ended September 30, 2019. Other Income, Net was comprised of the following (dollars in thousands):

	Three Months Ended September 30,
	2020	2019
Equity in net income of unconsolidated joint ventures	$133	$1,550
Transaction and acquisition expenses	(152)	(120)
Federal, state, and local income tax expense	(173)	(176)
Other	388	307
Other income, net	$196	$1,561

Summary of Operating Activities for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2020	2019	$	%
Revenues:
Rental income	$367,418	$390,605	$(23,187)	(5.9)%
Fee and management income	7,506	9,078	(1,572)	(17.3)%
Other property income	2,334	1,676	658	39.3%
Total revenues	377,258	401,359	(24,101)	(6.0)%
Operating Expenses:
Property operating expenses	(62,226)	(67,095)	4,869	7.3%
Real estate tax expenses	(50,847)	(53,294)	2,447	4.6%
General and administrative expenses	(30,141)	(38,287)	8,146	21.3%
Depreciation and amortization	(168,692)	(179,020)	10,328	5.8%
Impairment of real estate assets	—	(74,626)	74,626	NM
Total operating expenses	(311,906)	(412,322)	100,416	24.4%
Other:
Interest expense, net	(65,317)	(76,151)	10,834	14.2%
Gain on disposal of property, net	8,616	10,903	(2,287)	(21.0)%
Other income (expense), net	9,565	(1,476)	11,041	NM
Net income (loss)	18,216	(77,687)	95,903	123.4%
Net (income) loss attributable to noncontrolling interests	(2,251)	10,045	(12,296)	(122.4)%
Net income (loss) attributable to stockholders	$15,965	$(67,642)	$83,607	123.6%
For details surrounding our basis for analyzing significant fluctuations in our results of operations as well as definitions related to our portfolio of real estate assets, please see the Summary of Operating Activities for the Three Months Ended September 30, 2020 and 2019 section above. Below are explanations of the significant fluctuations in the results of operations for the nine months ended September 30, 2020 and 2019:
Rental Income decreased $23.2 million as follows:
•$10.3 million decrease related to our same-center portfolio as follows:
▪$15.3 million decrease in minimum rent largely due to the COVID-19 pandemic and its economic impact. This includes an increased number of neighbors we have identified as a credit risk which resulted in a decrease of $13.6 million, including a $2.4 million reduction in revenues due to reserves on straight-line rent adjustments for the related leases. Additionally, we saw a $1.7 million decrease due to rent abatement;
▪$2.2 million decrease primarily due to non-cash straight-line rent amortization;
▪$6.2 million increase primarily due to a $0.24 increase in average minimum rent per square foot and a 1.1% improvement in average occupancy;
▪$1.0 million increase in recovery income primarily due to improved recoverability of expenses and higher occupancy at our centers, partially offset by the increased number of neighbors we have identified as a credit risk in connection with the COVID-19 pandemic, which resulted in a decrease of $3.7 million; and
• $12.9 million decrease primarily related to our net disposition of 21 properties.
Fee and Management Income:
•The $1.6 million decrease in fee and management income is primarily due to fees no longer received from REIT III following its acquisition by us in October 2019 and a decrease in fees received from NRP, primarily due to property dispositions. This offsets improvements in fees received from GRP I and GRP II.
Property Operating Expenses decreased $4.9 million as follows:
•$2.5 million decrease related to our same-center portfolio and corporate operating activities, including $3.8 million of reduced compensation in connection with our expense reduction initiatives and performance compensation, partially offset by higher insurance costs; and
•$2.4 million decrease related to our net disposition of 21 properties.
Real Estate Tax Expenses decreased $2.4 million as follows:
•$1.6 million decrease related to our net disposition of 21 properties; and
•$0.8 million decrease related to our same-center portfolio primarily as a result of successful real estate tax appeals.
General and Administrative Expenses:
•The $8.1 million decrease in general and administrative expenses was primarily related to expense reductions taken to reduce the impact of the COVID-19 pandemic, with the majority of these decreases related to compensation.

Depreciation and Amortization decreased $10.3 million as follows:
•$6.3 million decrease related to our net disposition of 21 properties; and
•$4.0 million decrease related to our same-center portfolio and corporate operating activities, primarily due to intangible lease assets becoming fully amortized by December 31, 2019.
Impairment of Real Estate Assets:
•The decrease in impairment of real estate assets of $74.6 million was related to assets under contract or actively marketed for sale at a disposition price that was less than the carrying value in 2019, the proceeds from which were used to fund tax-efficient acquisitions, to fund redevelopment opportunities in owned centers, and for general corporate purposes. We continue to sell non-core assets and may potentially recognize impairments in future quarters, but our anticipated disposition activity will likely be delayed or reduced due to current market conditions as a result of the COVID-19 pandemic.
Interest Expense, Net:
•The $10.8 million decrease during the nine months ended September 30, 2020 as compared to the same period in 2019 was largely due to the decrease in LIBOR and expiring interest rate swaps in 2020 as well as repricing activities that occurred in 2019. Interest Expense, Net was comprised of the following (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Interest on revolving credit facility, net	$1,455	$1,648
Interest on term loans, net	35,611	47,113
Interest on secured debt	21,973	17,319
Non-cash amortization and other	6,278	10,071
Interest expense, net	$65,317	$76,151

Weighted-average interest rate as of end of period	3.1%	3.5%
Weighted-average term (in years) as of end of period	4.3	4.3
Gain on Disposal of Property, Net:
•The $2.3 million change was primarily related to the sale of six properties with a net gain of $8.6 million during the nine months ended September 30, 2020, as compared to the sale of ten properties and one outparcel with a net gain of $10.9 million during the nine months ended September 30, 2019 (see Note 4).
Other Income (Expense), Net:
•The $11.0 million change was largely due to other impairment charges of $9.7 million in connection with the REIT III public offering during the three months ended September 30, 2019, which included $7.8 million of impairment charges related to our corporate intangible asset and $1.9 million of impairment charges related to organization and offering costs, as well as the change in the fair value of our earn-out liability. Other Income (Expense), Net was comprised of the following (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Change in fair value of earn-out liability	$10,000	$7,500
Equity in (loss) income of unconsolidated joint ventures	(506)	574
Transaction and acquisition expenses	(211)	(396)
Federal, state, and local income tax expense	(382)	(517)
Other impairment charges	—	(9,661)
Other	664	1,024
Other income (expense), net	$9,565	$(1,476)

Leasing Activity—The average rent per square foot and cost of executing leases fluctuates based on the neighbor mix, size of the leased space, and lease term. Leases with national and regional neighbors generally require a higher cost per square foot to execute than those with local neighbors. However, generally such national and regional neighbors will also pay higher rates for a longer term.
Below is a summary of leasing activity for our wholly-owned properties for the three months ended September 30, 2020 and 2019:

	Total Deals(1)		Inline Deals(1)(2)
	2020	2019	2020	2019
New leases:
Number of leases	111	98	110	95
Square footage (in thousands)	302	370	287	276
ABR (in thousands)	$5,181	$5,635	$5,023	$4,595
ABR per square foot	$17.15	$15.24	$17.49	$16.67
Cost per square foot of executing new leases(3)	$27.25	$18.08	$26.01	$20.40
Number of comparable leases(4)	34	33	34	31
Comparable rent spread(5)	8.2%	12.6%	8.2%	7.6%
Weighted-average lease term (in years)	6.6	7.6	6.3	6.6
Renewals and options:
Number of leases	119	148	101	126
Square footage (in thousands)	1,035	1,053	244	271
ABR (in thousands)	$12,473	$10,361	$4,993	$5,403
ABR per square foot	$12.06	$9.84	$20.45	$19.90
ABR per square foot prior to renewals	$11.56	$9.46	$19.16	$18.38
Percentage increase in ABR per square foot	4.3%	4.0%	6.7%	8.3%
Cost per square foot of executing renewals and options(3)	$2.42	$2.28	$4.60	$4.32
Number of comparable leases(4)	87	110	82	101
Comparable rent spread(5)	4.1%	2.7%	6.4%	11.0%
Weighted-average lease term (in years)	4.8	4.5	4.2	4.0
Portfolio retention rate(6)	90.4%	88.7%	74.9%	74.8%
(1)Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)We consider an inline deal to be a lease for less than 10,000 square feet of GLA.
(3)The cost of executing new leases, renewals, and options includes leasing commissions, tenant improvement costs, landlord work, and tenant concessions. The costs associated with landlord work are excluded for repositioning and redevelopment projects, if any.
(4)A comparable lease is a lease that is executed for the exact same space (location and square feet) in which a neighbor was previously located. For a lease to be considered comparable, it must have been executed within 365 days from the earlier of legal possession or the day the prior neighbor physically vacated the space.
(5)The comparable rent spread compares the percentage increase (or decrease) of new or renewal leases (excluding options) to the expiring lease of a unit that was occupied within the past twelve months.
(6)The portfolio retention rate is calculated by dividing (a) total square feet of retained neighbors with current period lease expirations by (b) the square feet of leases expiring during the period.

Below is a summary of leasing activity for our wholly-owned properties for the nine months ended September 30, 2020 and 2019(1):

	Total Deals		Inline Deals
	2020	2019	2020	2019
New leases:
Number of leases	259	305	245	294
Square footage (in thousands)	881	1,086	627	755
ABR (in thousands)	$13,778	$15,980	$11,038	$12,779
ABR per square foot	$15.63	$14.71	$17.62	$16.93
Cost per square foot of executing new leases	$23.25	$23.64	$25.89	$25.93
Number of comparable leases	79	106	78	102
Comparable rent spread	9.7%	13.9%	9.7%	11.2%
Weighted-average lease term (in years)	7.7	7.6	6.6	6.7
Renewals and options:
Number of leases	354	470	309	426
Square footage (in thousands)	2,749	2,457	702	906
ABR (in thousands)	$31,135	$30,490	$14,498	$19,268
ABR per square foot	$11.33	$12.41	$20.64	$21.26
ABR per square foot prior to renewals	$10.74	$11.55	$18.94	$19.19
Percentage increase in ABR per square foot	5.4%	7.4%	9.0%	10.7%
Cost per square foot of executing renewals and options	$2.40	$2.64	$4.24	$4.57
Number of comparable leases	263	362	252	345
Comparable rent spread	7.4%	8.4%	9.9%	12.0%
Weighted-average lease term (in years)	4.9	4.7	4.0	4.4
Portfolio retention rate	82.7%	86.6%	70.5%	77.3%
(1)    See the footnotes to the summary of leasing activity table for the three months ended September 30, 2020 and 2019 for more detail regarding certain items throughout this table.

Non-GAAP Measures

Same-Center Net Operating Income—We present Same-Center NOI as a supplemental measure of our performance. We define NOI as total operating revenues, adjusted to exclude non-cash revenue items, less property operating expenses and real estate taxes. For the three and nine months ended September 30, 2020 and 2019, Same-Center NOI represents the NOI for the 276 properties that were wholly-owned and operational for the entire portion of both comparable reporting periods. We believe Same-Center NOI provides useful information to our investors about our financial and operating performance because it provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income (loss). Because Same-Center NOI excludes the change in NOI from properties acquired or disposed of after December 31, 2018, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.
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

The table below compares Same-Center NOI (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues:
Rental income(1)	$86,574	$89,281	$(2,707)		$261,061	$268,046	$(6,985)
Tenant recovery income	29,964	31,425	(1,461)		88,283	87,369	914
Other property income	786	493	293		2,243	1,549	694
Total revenues	117,324	121,199	(3,875)	(3.2)%	351,587	356,964	(5,377)	(1.5)%
Operating expenses:
Property operating expenses	16,865	16,940	75		51,681	50,979	(702)
Real estate taxes	16,975	17,167	192		50,161	50,417	256
Total operating expenses	33,840	34,107	267	0.8%	101,842	101,396	(446)	(0.4)%
Total Same-Center NOI	$83,484	$87,092	$(3,608)	(4.1)%	$249,745	$255,568	$(5,823)	(2.3)%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income (Loss) to NOI for our real estate investments and Same-Center NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019(1)	2020	2019(1)
Net income (loss)	$13,430	$(29,727)	$18,216	$(77,687)
Adjusted to exclude:
Fees and management income	(2,581)	(2,766)	(7,506)	(9,078)
Straight-line rental income(2)	(1,800)	(2,573)	(3,164)	(7,105)
Net amortization of above- and below-market leases	(811)	(1,042)	(2,394)	(3,266)
Lease buyout income	(664)	(632)	(972)	(1,088)
General and administrative expenses	9,595	11,537	30,141	38,287
Depreciation and amortization	56,095	58,477	168,692	179,020
Impairment of real estate assets	—	35,710	—	74,626
Interest expense, net	20,388	25,309	65,317	76,151
Gain on disposal of property, net	(10,734)	(5,048)	(8,616)	(10,903)
Other (income) expense, net	(196)	(1,561)	(9,565)	1,476
Property operating expenses related to fees and management income	1,058	2,328	2,586	5,154
NOI for real estate investments	83,780	90,012	252,735	265,587
Less: Non-same-center NOI(3)	(296)	(2,920)	(2,990)	(10,019)
Total Same-Center NOI	$83,484	$87,092	$249,745	$255,568
(1)Certain prior period amounts have been reclassified to conform with current year presentation.
(2)Includes straight-line rent adjustments for neighbors deemed to be non-creditworthy.
(3)Includes operating revenues and expenses from non-same-center properties which includes properties acquired or sold and corporate activities.

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
FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and Core FFO should not be considered alternatives to net income (loss) under GAAP, as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions. Core FFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated.
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
The following table presents our calculation of FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and Core FFO and provides additional information related to our operations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019(1)	2020	2019(1)
Calculation of FFO Attributable to Stockholders and Convertible Noncontrolling Interests
Net income (loss)	$13,430	$(29,727)	$18,216	$(77,687)
Adjustments:
Depreciation and amortization of real estate assets	54,579	57,331	164,288	174,501
Impairment of real estate assets	—	35,710	—	74,626
Gain on disposal of property, net	(10,734)	(5,048)	(8,616)	(10,903)
Adjustments related to unconsolidated joint ventures	166	(1,814)	1,760	292
FFO attributable to the Company	57,441	56,452	175,648	160,829
Adjustments attributable to noncontrolling interests not convertible into common stock	—	(43)	—	(274)
FFO attributable to stockholders and convertible noncontrolling interests	$57,441	$56,409	$175,648	$160,555
Calculation of Core FFO
FFO attributable to stockholders and convertible noncontrolling interests	$57,441	$56,409	$175,648	$160,555
Adjustments:
Depreciation and amortization of corporate assets	1,516	1,146	4,404	4,519
Change in fair value of earn-out liability	—	—	(10,000)	(7,500)
Amortization of unconsolidated joint venture basis differences	546	1,181	1,267	1,878
Other impairment charges	—	—	—	9,661
Transaction and acquisition expenses	152	120	211	396
Other	—	157	73	157
Core FFO	$59,655	$59,013	$171,603	$169,666

FFO Attributable to Stockholders and Convertible Noncontrolling Interests per share and Core FFO per share
Weighted-average common shares outstanding - diluted(2)	333,563	326,983	333,480	326,429
FFO attributable to stockholders and convertible noncontrolling interests per share - diluted	$0.17	$0.17	$0.53	$0.49
Core FFO per share - diluted	$0.18	$0.18	$0.51	$0.52
(1)Certain prior period amounts have been reclassified to conform with current year presentation.
(2)Restricted stock units were dilutive to FFO Attributable to Stockholders and Convertible Noncontrolling Interests per share and Core FFO per share for the three and nine months ended September 30, 2020 and 2019, and, accordingly, their impact was included in the weighted-average common shares used in their respective per share calculations. For the three and nine months ended September 30, 2019, restricted stock units had an anti-dilutive effect upon the calculation of earnings per share and thus were excluded. For details related to the calculation of earnings per share, see Note 10.

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended
	2020	2019	2020	2019	2019
Calculation of EBITDAre
Net income (loss)	$13,430	$(29,727)	$18,216	$(77,687)	$(72,826)
Adjustments:
Depreciation and amortization	56,095	58,477	168,692	179,020	236,870
Interest expense, net	20,388	25,309	65,317	76,151	103,174
Gain on disposal of property, net	(10,734)	(5,048)	(8,616)	(10,903)	(28,170)
Impairment of real estate assets	—	35,710	—	74,626	87,393
Federal, state, and local tax expense	173	176	382	517	785
Adjustments related to unconsolidated joint ventures	594	(1,131)	3,162	2,398	2,571
EBITDAre	$79,946	$83,766	$247,153	$244,122	$329,797
Calculation of Adjusted EBITDAre
EBITDAre	$79,946	$83,766	$247,153	$244,122	$329,797
Adjustments:
Change in fair value of earn-out liability	—	—	(10,000)	(7,500)	(7,500)
Other impairment charges	—	—	—	9,661	9,661
Transaction and acquisition expenses	152	120	211	396	598
Amortization of unconsolidated joint venture basis differences	546	1,181	1,267	1,878	2,854
Adjusted EBITDAre	$80,644	$85,067	$238,631	$248,557	$335,410

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:
•principal and interest payments on our outstanding indebtedness;
•cash distributions to stockholders;
•repurchases of common stock for DDI and the Tender Offer;
•capital expenditures and leasing costs;
•investments in real estate; and
•redevelopment and repositioning projects.

We expect our primary sources of liquidity to be:
•operating cash flows;
•proceeds from debt financings, including borrowings under our unsecured revolving credit facility;
•proceeds received from the disposition of properties;
•distributions received from joint ventures;
•available, unrestricted cash and cash equivalents; and
•reinvested distributions.
Our cash from operations has been reduced, and we anticipate that it may continue to be be negatively impacted, at least in the near term, as a result of the immediate impact of the COVID-19 pandemic as we temporarily experience reduced or delayed cash payments and/or revenue from neighbors. Additionally, our cash from financing activities has been impacted by actions taken to preserve liquidity such as the suspension of our distributions, the DRIP, and the SRP, and will continue to be impacted by any distributions declared as well as the Tender Offer. We are monitoring events closely and managing our cash usage, which also includes prioritizing our capital spending and redevelopment to support the reopening of our neighbors and new leasing activity, or deferring if possible, as well as reducing other property and corporate expenses. At this time, we believe our current sources of liquidity, most significantly our operating cash flows and borrowing availability on our revolving credit facility, are sufficient to meet our short- and long-term cash demands.
Debt—The following table summarizes information about our debt as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Total debt obligations, gross	$2,334,888	$2,372,521
Weighted-average interest rate at end of period	3.1%	3.4%
Weighted-average term (in years) at end of period	4.3	5.0

Revolving credit facility capacity	$500,000	$500,000
Revolving credit facility availability(1)	490,404	489,805
Revolving credit facility maturity(2)	October 2021	October 2021
(1)Net of any outstanding balance and letters of credit.
(2)The revolving credit facility matures in October 2021 and includes an option to extend the maturity to October 2022, with its execution being subject to compliance with certain terms included in the loan agreement, including the absence of any defaults and the payment of relevant fees. We intend to either exercise our option to extend the maturity or to negotiate under new terms.
As our debt obligations mature, we intend to refinance or pay off the balances at maturity using proceeds from operations and/or corporate-level debt.
In January 2020, we paid down $30.0 million of term loan debt maturing in 2021 using proceeds from property dispositions in 2019. Following this repayment, our next term loan maturity is in April 2022. In April 2020, we borrowed $200 million on our revolving credit facility to meet our operating needs for a sustained period due to the COVID-19 pandemic. Our rent and recovery collections during the second quarter, combined with our COVID-19 expense reduction initiatives, sufficiently funded our operating needs and provided enough stability to allow us to repay in full the outstanding balance on our revolving credit facility in June 2020.
In October 2020, we executed early repayments of $20.4 million in mortgage debt utilizing cash on hand.
Our debt is subject to certain covenants, and as of September 30, 2020, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the next twelve months.

Financial Leverage Ratios—We believe our debt to Adjusted EBITDAre, debt to total enterprise value, and debt covenant compliance as of September 30, 2020 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our joint ventures, as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Net debt:
Total debt, excluding market adjustments and deferred financing expenses	$2,379,355	$2,421,520
Less: Cash and cash equivalents	105,270	18,376
Net debt	$2,274,085	$2,403,144

Enterprise value:
Net debt	$2,274,085	$2,403,144
Total equity value(1)	2,914,940	3,682,161
Total enterprise value	$5,189,025	$6,085,305
(1)Total equity value is calculated as the number of common shares and OP units outstanding multiplied by the EVPS as of September 30, 2020 and December 31, 2019, respectively. There were 333.1 million diluted shares outstanding with an EVPS of $8.75 as of September 30, 2020 and 331.7 million diluted shares outstanding with an EVPS of $11.10 as of December 31, 2019.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,274,085	$2,403,144
Adjusted EBITDAre - annualized(1)	325,484	335,410
Net debt to Adjusted EBITDAre - annualized	7.0x	7.2x

Net debt to total enterprise value
Net debt	$2,274,085	$2,403,144
Total enterprise value	5,189,025	6,085,305
Net debt to total enterprise value	43.8%	39.5%
(1)Adjusted EBITDAre is annualized based on trailing twelve months. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - EBITDAre and Adjusted EBITDAre for a reconciliation to Net Income (Loss).
Capital Expenditures and Redevelopment Activity—We make capital expenditures during the course of normal operations, which include maintenance capital expenditures and tenant improvements as well as value-enhancing anchor space repositioning and redevelopment, ground-up outparcel development, and other accretive projects. Our capital investments have been prioritized to support the reopening of our neighbors and new leasing activity, or deferred if possible.
During the nine months ended September 30, 2020 and 2019, we had capital spend of $40.8 million and $48.1 million, respectively. Our capital spend during the nine months ended September 30, 2020 included $20.7 million related to development and redevelopment projects. We anticipate that obligations related to capital improvements as well as redevelopment and development can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving line of credit.
Acquisition Activity—We continually monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. Given the uncertainty around the COVID-19 pandemic as well as the resulting market conditions, we expect acquisition activity to remain low for the remainder of 2020. During the nine months ended September 30, 2020, we acquired one property and two parcels of land, as described in Note 4 to the consolidated financial statements, for a total cash outlay of $23.0 million. During the nine months ended September 30, 2019, we acquired one property and one parcel of land for a total cash outlay of $49.9 million.
Disposition and Contribution Activity—We are actively evaluating our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. We expect to continue to make strategic dispositions during 2020, though the volume will likely be less than anticipated due to the impact of the COVID-19 pandemic and the resulting economic downturn. The following table highlights our property dispositions for the nine months ended September 30, 2020 and 2019 (dollars and square feet in thousands):

	Nine Months Ended September 30,
	2020	2019
Number of properties sold	6	10
Number of outparcels sold	—	1
GLA	525	1,178
Proceeds from the sale of real estate	$48,276	$86,159
Gain on sale of property, net(1)	9,915	12,369
(1)Gain on sale of property, net does not include miscellaneous write-off activity, which is also recorded in Gain on Disposal of Property, Net on the consolidated statements of operations.
Distributions—Distributions to our common stockholders and OP unit holders, including key financial metrics for comparison purposes, for the nine months ended September 30, 2020 and 2019, are as follows (in thousands):

Cash distributions to OP unit holders	Net cash provided by operating activities

Cash distributions to common stockholders	Core FFO(1)

Distributions reinvested through the DRIP

(1)See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Core Funds from Operations for the definition of Core FFO, or information regarding why we present Core FFO, and for a reconciliaiton of this non-GAAP financial measure to Net Income (Loss).

During 2020, we paid monthly distributions of $0.05583344 per share for the months of December 2019 and January, February, and March 2020 on a cash basis, until the suspension of stockholder distributions by the Board. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code, as well as our results of operations, our general financial condition, general economic conditions, and other factors.

On March 27, 2020, as a result of the uncertainty surrounding the COVID-19 pandemic, our Board suspended stockholder distributions, effective after the payment of the March 2020 distribution on April 1, 2020. The DRIP was also suspended, and the March 2020 distribution was paid in all cash on April 1, 2020.
On November 4, 2020, our Board reinstated monthly stockholder distributions beginning December 2020 equal to $0.02833333 per share of common stock, or $0.34 annualized. Additionally, the DRIP will also be reinstated with this distribution. OP unit holders will receive distributions at the same rate as common stockholders. The distribution and DRIP for December 2020 will be effective for stockholders of record at the close of business on December 28, 2020. We expect to pay this distribution on January 7, 2021. Our Board intends to evaluate distributions on a monthly basis throughout 2021.
To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain, and which does not necessarily equal net income (loss) as calculated in accordance with GAAP). We generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year due to meeting the REIT qualification requirements. However, we may be subject to certain state and local taxes on our income, property, or net worth and to federal income and excise taxes on our undistributed income. We intend to maintain compliance with these requirements and keep our qualification as a REIT.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
Tender Offer—On November 4, 2020, our Board approved a voluntary tender offer commencing on November 10, 2020 for up to 4.5 million shares of our outstanding common stock at a price of $5.75 per share, for a total value of approximately $26 million.
Share Repurchase Program—On August 7, 2019, the Board suspended the SRP with respect to standard repurchases. The SRP for DDI was suspended effective March 27, 2020, in response to the uncertainty of COVID-19.
We expect to restart share repurchases for DDI at $5.75 per share, but no shares will be repurchased until at least 10 business days after completion of the Tender Offer. The SRP with respect to standard repurchases will remain suspended.
Cash Flow Activities—As of September 30, 2020, we had cash and cash equivalents and restricted cash of $136.8 million, a net cash increase of $41.7 million during the nine months ended September 30, 2020.
Below is a summary of our cash flow activity for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$157,245	$175,882	$(18,637)	(10.6)%
Net cash used in investing activities	(13,561)	(9,302)	(4,259)	45.8%
Net cash used in financing activities	(101,994)	(164,818)	62,824	(38.1)%
Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. Our change in cash flows from property operations is primarily due to reduced revenue and collections as a result of the COVID-19 pandemic, partially mitigated by expense reduction measures at the property and corporate levels.
•Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $7.5 million for the nine months ended September 30, 2020, a decrease of $1.6 million as compared to the same period in 2019, primarily due to fee and management income no longer received from REIT III following its acquisition by us in October 2019 and a decrease in fees received from NRP largely due to property dispositions.
•Cash paid for interest—During the nine months ended September 30, 2020, we paid $59.9 million for interest, a decrease of $6.9 million over the same period in 2019, largely due to a decrease in LIBOR and expiring interest rate swaps in 2020, as well as repricing activities occurring in 2019.
Investing Activities—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the nine months ended September 30, 2020, we acquired one property and two parcels of land, for a total cash outlay of $23.0 million. During the nine months ended September 30, 2019, we acquired one property and one parcel of land for a total cash outlay of $49.9 million.
•Real estate dispositions—During the nine months ended September 30, 2020, we disposed of six properties for a net cash inflow of $48.3 million, as compared to the disposal of ten properties and one outparcel for a net cash inflow of $86.2 million during the same period in 2019.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the nine months ended September 30, 2020, we paid $40.8 million for capital expenditures, a decrease of $7.3 million over the same period in 2019. This decrease was primarily driven by reduced capital expenditures since the first quarter of 2020, as our capital investments have been prioritized to support the reopening of our neighbors and new leasing activity, or deferred if possible, as well as a lower volume of other building improvements at our centers.

Financing Activities—Our net cash used in financing activities was primarily impacted by the following:
•Debt borrowings and payments—Cash from financing activities is primarily affected by inflows from borrowings and outflows from payments on debt. During the nine months ended September 30, 2020, we had $37.8 million in net repayment of debt primarily as a result of a pay down in January 2020 of $30.0 million on term loan debt maturing in 2021. During the nine months ended September 30, 2019 we had $21.3 million in net repayment of debt, net of cash from the disposition of properties.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders decreased $54.6 million for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to the temporary suspension of stockholder distributions which became effective after the payment of the March 2020 dividend on April 1, 2020.
•Share repurchases—Cash outflows for share repurchases decreased by $25.0 million for the nine months ended September 30, 2020 as compared to the same period in 2019. On August 7, 2019, the Board suspended the SRP with respect to standard repurchases. The SRP for DDI was suspended effective March 27, 2020, in response to the uncertainty of COVID-19.

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
Some concessions will provide a deferral of payments, which may affect the timing of cash receipts without substantively impacting the total consideration per the original lease agreement. The FASB has stated that there are multiple acceptable methods to account for deferrals under the interpretive guidance:
•Account for the concession as if no changes to the lease contract were made, increasing the lease receivable as payments accrue and continuing to recognize income; or
•Account for deferred lease payments as variable lease payments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The following risk factor supplements the risk factors set forth in our 2019 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020. Except to the extent updated below or previously updated, or to the extent additional factual information disclosed elsewhere in our Quarterly Reports on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.
The outbreak of the COVID-19 pandemic has had, and could continue to have, a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to satisfy debt service obligations.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has caused, and could continue to cause, significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, reacted by instituting quarantines, restrictions on travel, and/or mandatory closures of businesses. Certain states and cities, including where our properties are located, also reacted by instituting quarantines, restrictions on travel, “shelter-in-place” or “stay-at-home” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. In May 2020, many state and local governments began lifting, in whole or in part, the “stay-at-home” mandates, effectively removing or lessening the limitations on travel and allowing many businesses to reopen in full or limited capacity. Some states and localities have temporarily reinstated certain mandates in response to increasing reported cases of COVID-19. The impact these measures and the resulting consumer behavior are having on our portfolio evolved throughout the second and third quarters, and we expect that it will continue to do so.
The COVID-19 pandemic has impacted our business and financial performance, and we expect this impact to continue. Our retail and services tenants depend on in-person interactions with their customers to generate unit-level profitability, and the COVID-19 pandemic has and may continue to decrease customer willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders may prevent customers from frequenting, our tenants’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases or to otherwise seek lease modifications or to declare bankruptcy. We own properties across the United States, including properties in states that have been significantly impacted by the COVID-19 pandemic. We have a higher concentration of annualized base rent (“ABR”) from tenants in certain states significantly impacted by the pandemic, such as Florida, Texas, California, Georgia, and Illinois. Our wholly-owned properties and those owned through our joint ventures contained approximately 5,600 occupied tenant spaces as of November 4, 2020. At the peak of the pandemic-related closure activity, our temporary closures reached approximately 2,100, or 37% of all tenant spaces, totaling 27% of our ABR and 22% of our gross leasable area (“GLA”). As of November 4, 2020, 98% of our occupied tenant spaces, totaling 99% of our ABR and GLA, are open for business. Certain tenants remain temporarily closed, have since closed after reopening, are limiting the number of customers allowed in their stores, or have modified their operations in other ways that may impact their profitability, either as a result of government mandates or self-elected efforts to reduce the spread of COVID-19. These actions could result in increased permanent store closings and could reduce the demand for leasing space in our shopping centers and result in a decline in average rental rates on expiring leases.
While most of our tenants have reopened, we cannot presently determine how many of the tenants that remain closed will reopen, or whether a portion of those that have reopened will be required by government mandates to temporarily close again or will encounter financial difficulties that require them to close permanently. We believe substantially all tenants, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. However, we believe it is best to begin negotiation of relief only once a tenant has reopened, and we have received payments made toward rent and recovery charges owed during the second and third quarter. As of November 4, 2020, we have executed payment plans with our tenants agreeing to defer approximately $4.3 million in rent and related charges, and we had granted rent abatements totaling approximately $2.0 million. These payment plans and rent abatements represented 1.1% and 0.5% of portfolio ABR, respectively, and the weighted-average term over which we expect to receive payment on executed payment plans is approximately eight months. We are in negotiations with additional tenants, which we believe will lead to more tenants repaying their past due charges. As of November 4, 2020, we have collected approximately 90% of rent and recoveries billed during the second quarter of 2020, and approximately 94% of rent and recoveries billed during the third quarter. Further, our collections for October 2020 were 94%. In the event of any default by a tenant under its lease agreement or relief agreement, we may not be able to fully recover and/or may experience delays in recovering and additional costs in enforcing our rights as landlord to recover amounts due to us under the terms of the lease agreement and/or relief agreement. We currently anticipate the above circumstances to negatively impact our revenues at least for the remainder of the year. Additionally, certain tenants have declared bankruptcy as a result of the effects of the pandemic. As of September 30, 2020, we have several tenants in bankruptcy proceedings where we have not yet received notice that the lease has been assumed or rejected, representing an exposure of 1.2% of our total ABR.
Moreover, the ongoing COVID-19 pandemic, restrictions intended to prevent and mitigate its spread, resulting consumer behavior, and the economic slowdown or recession could have additional adverse effects on our business, including with regards to:
•the ability and willingness of our tenants to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, particularly in light of the adverse impact to the financial health of many retailers and service providers that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate physical retail locations in the future;
•a potential sustained or permanent increase in online shopping instead of shopping at physical retail properties, thereby reducing demand for space in our shopping centers and possible related reductions in rent or increased costs to lease space;
•the adverse impact of current economic conditions on the market value of our real estate portfolio and our third-party investment management business, and consequently on the estimated value per share (“EVPS”) of our common stock;
•the adverse impact of the current economic conditions on our ability to effect a liquidity event at an attractive price or at all in the near term and for a potentially lengthy period of time;
•the financial impact and continued economic uncertainty could continue to negatively impact our ability to pay distributions to our stockholders and/or to repurchase shares;
•to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices or at all;
•anticipated returns from development and redevelopment projects, which have been prioritized to support the reopening of our tenants and new leasing activity, or deferred if possible;
•the broader impact of the severe economic contraction due to the COVID-19 pandemic, the resulting increase in unemployment that has occurred in the short-term and its effect on consumer behavior, and negative consequences that will occur if these trends are not timely reversed;
•state, local, or industry-initiated efforts, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions, which may affect our ability to collect rent or enforce remedies for the failure to pay rent;
•severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business operations and activities and repay liabilities on a timely basis;
•our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due, and our potential inability to comply with the financial covenants of our credit facility and other debt agreements, which could result in a default and potential acceleration of indebtedness and impact our ability to make additional borrowings under our credit facility or otherwise in the future; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them and/or key personnel are impacted, and the potential impact of adaptations to our operations in order to protect our personnel, such as remote work arrangements, could introduce operational risk, including but not limited to cybersecurity risks, and could impair our ability to manage our business.
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

ITEM 5. OTHER INFORMATION
Amended and Restated Code of Business Conduct and Ethics
On November 4, 2020, our Board of Directors adopted an amended and restated Code of Business Conduct and Ethics (the “Code of Ethics”). The Code of Ethics reflects updates to the “Diversity, Equity and Inclusion” and the “Discrimination & Harassment Prevention” sections, as well as updates to improve language, appearance and style throughout the Code of

Ethics. The Code of Ethics took effect upon adoption by our Board of Directors and did not result in any waiver, explicit or implicit, of any provision of our previous Code of Business Conduct and Ethics.
The Code of Ethics will be made available on our website at www.phillipsedison.com in the “Investors – Governance” section as soon as practicable.
The foregoing description of the amendments reflected in the Code of Ethics does not purport to be complete and is qualified in its entirety by reference to the Code of Ethics, attached as Exhibit 14.1 hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

Ex.	Description
3.1	Fifth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2020)
14.1	Code of Business Conduct and Ethics*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes -Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: November 9, 2020	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ John P. Caulfield
John P. Caulfield
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)