Form 10-K
period 2020-12-31
Phillips Edison & Company, Inc.
filed 2021-03-12
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
There is no established public market for the registrant’s shares of common stock. On May 6, 2020, the Board of Directors of the registrant approved an estimated value per share of the registrant’s common stock of $8.75 based substantially on the estimated market value of its portfolio of real estate properties as of March 31, 2020. Prior to May 6, 2020, the estimated value per share was $11.10. For a full description of the methodologies used to establish the estimated value per share, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this filing on Form 10-K. As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, there were approximately 289.8 million shares of common stock held by non-affiliates.
As of March 1, 2021, there were approximately 280.7 million outstanding shares of common stock of the registrant.
Documents Incorporated by Reference: None

PHILLIPS EDISON & COMPANY, INC.
FORM 10-K

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission. Such statements include, but are not limited to, (a) statements about our focus, plans, strategies, initiatives, and prospects; (b) statements about the COVID-19 pandemic, including its duration and potential or expected impact on our tenants, our business, and our estimated value per share; (c) statements about a reverse stock split, our distributions, share repurchase program, and dividend reinvestment program; and (d) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) changes in interest rates and the availability of permanent mortgage financing; (v) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vi) the financial stability of tenants, including the ability of tenants to pay rent; (vii) changes in tax, real estate, environmental, and zoning laws; (viii) the concentration of our portfolio in a limited number of industries, geographies, or investments; (ix) the effects of the COVID-19 pandemic, including on the demand for consumer goods and services and levels of consumer confidence in the safety of visiting shopping centers as a result of the COVID-19 pandemic; (x) the measures taken by federal, state, and local government agencies and tenants in response to the COVID-19 pandemic, including mandatory business shutdowns, “stay-at-home” orders and social distancing guidelines; (xi) the impact of the COVID-19 pandemic on our tenants and their ability to pay rent on time or at all, or to renew their leases and, in the case of non-renewal, our ability to re-lease the space at the same or more favorable terms or at all; (xii) the length and severity of the COVID-19 pandemic in the United States; (xiii) the pace of recovery following the COVID-19 pandemic given the current severe economic contraction and increase in unemployment rates; (xiv) our ability to implement cost containment strategies; (xv) our and our tenants’ ability to obtain loans under government programs; (xvi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (xvii) to the extent we were seeking to dispose of properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices or at all; (xviii) the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity; (xix) supply chain disruptions due to the COVID-19 pandemic; and (xx) any of the other risks included in this Annual Report on Form 10-K, including those set forth in Part I, Item 1A. Risk Factors. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-K.

w PART I
ITEM 1. BUSINESS
All references to “Notes” throughout this Annual Report on Form 10-K refer to the footnotes to the consolidated financial statements in “Part II, Item 8. Financial Statements and Supplementary Data”.
Overview
Phillips Edison & Company, Inc. (“we,” the “Company,” “PECO,” “our,” or “us”) is an internally-managed real estate investment trust (“REIT”) that is one of the nation’s largest owners and operators of grocery-anchored shopping centers. Additionally, we operate an investment management business providing property management and advisory services to third-party owned grocery-anchored real estate. Our portfolio primarily consists of well-occupied, grocery-anchored neighborhood and community shopping centers having a mix of national, regional, and local retailers providing necessity-based goods and services. Our locations in strong demographic markets throughout the United States provide omni-channel retailers with a solution for the last mile of delivery.
We were formed as a Maryland corporation in October 2009 and have elected to be taxed as a REIT for U.S. federal income tax purposes. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership I, L.P. (“Operating Partnership”), a Delaware limited partnership formed in December 2009. We are a limited partner of the Operating Partnership, and our wholly-owned subsidiary, Phillips Edison Grocery Center OP GP I LLC, is the sole general partner of the Operating Partnership. The majority of our revenues are lease revenues derived from our owned real estate investments. In October 2017, we internalized our management structure through the acquisition of Phillips Edison Limited Partnership (“PELP”).
In November 2018, we completed a merger (the “Merger”) with Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), a public non-traded REIT that was advised and managed by us (see Note 4). In the same month, we also contributed or sold 17 properties in the formation of Grocery Retail Partners I LLC (“GRP I”), a joint venture with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”); see Note 7 for more detail.
On October 31, 2019, we completed a merger with Phillips Edison Grocery Center REIT III, Inc. (“REIT III”), a public non-traded REIT that was advised and managed by us, in a transaction valued at approximately $71 million. This resulted in the acquisition of three properties, as well as a 10% equity interest in Grocery Retail Partners II LLC (“GRP II”), a joint venture with Northwestern Mutual that owns three properties. On October 1, 2020, GRP I acquired GRP II, and our ownership in the combined entity was adjusted to approximately 14%; see Notes 5 and 7 for more detail.
As of December 31, 2020, we wholly-owned 283 real estate properties. Additionally, we owned a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture with an affiliate of TPG Real Estate that owned five properties, and a 14% interest in GRP I, which owned 20 properties. In total, our managed portfolio of wholly-owned properties and those owned through our joint ventures comprises approximately 34.4 million square feet located in 31 states.
Business Objectives and Strategies
Our business objective is to own, operate, and manage well-occupied, grocery-anchored shopping centers, which generate cash flows, income growth, and capital appreciation to create value for, and continue paying distributions to, our stockholders. We seek to achieve this objective through our focus on core operations; strategic growth and portfolio management; and responsible balance sheet management. Altogether, our goal is to provide great grocery-anchored shopping experiences and improve our communities one center at a time.
In response to the COVID-19 pandemic and the resulting economic downturn, we implemented various initiatives to mitigate the negative impact on our operations. Although we continue to address challenges brought about by the pandemic, our overall business objectives and strategies remain principally unchanged.
Focus on Core Operations—We believe our focus on our operating fundamentals will continue to provide stability and ultimately generate growth in our portfolio and optimize returns for our stockholders.
•Property Management Services—We add value by overseeing all aspects of operations at our properties. Our property managers maintain a local presence in order to effectively manage costs while maintaining a pleasant, clean, and safe environment where retailers can be successful and customers can enjoy a great shopping experience. We utilize our centralized accounting, billing, and tax review platform to facilitate our daily operations.
•Leasing—Our national footprint of experienced leasing professionals is dedicated to (i) creating the optimal merchandising mix at our centers, (ii) increasing occupancy at our centers, (iii) maximizing rental income through capitalizing on below-market rent opportunities by means of increasing rents as leases expire, and (iv) executing leases with contractual rent increases. In response to the COVID-19 pandemic, our capital expenditures were prioritized in part to support new leasing activity.
Strategic Growth and Portfolio Management—Our goal is to identify growth opportunities within our portfolio of properties as well through the use of our existing management resources and knowledge.
•Development and Redevelopment—Our team of seasoned professionals identifies opportunities to unlock additional value at our properties through investments in our development and redevelopment program. Our strategies include outparcel development, footprint reconfiguration, anchor repositioning, and anchor expansion, among others. While our capital expenditures were prioritized in 2020 to support new leasing activity, we continue to look for development and redevelopment opportunities to increase the overall yield and value of our properties, which will allow us to generate higher returns for our stockholders while creating great grocery-anchored shopping center experiences.

•Investment Management—Our investment management business provides comprehensive real estate, asset management, and accounting and support services to third-party funds. Although the uncertainty surrounding the financial and real estate markets as a result of the COVID-19 pandemic has slowed the pace of joint venture and other growth opportunities, we believe that our investment management business will expand our platform and relationships while preserving our balance sheet and will afford us the opportunity to consider acquisitions in the future similar to what we have done historically.
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
•Disposition Program—We are actively evaluating our portfolio for opportunities to dispose of assets that no longer meet our growth and investment objectives due to stabilization or perceived future risk. These dispositions provide us with capital to fund acquisitions, fund redevelopment opportunities at owned properties, and reduce our leverage.
•Debt Maturity Profile—We have prioritized maintaining an appropriately staggered debt maturity profile, which will position us for long-term growth. Our outstanding debt obligations are composed primarily of unsecured debt, including term loans and a revolving credit facility, and secured mortgage debt. Certain of our upcoming unsecured debt agreements include options to extend their maturities, which provide flexibility in managing refinancing through changing market conditions.
Competition
We are subject to significant competition in seeking real estate investments and tenants (whom we refer to as a “Neighbor” or our “Neighbors”). We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, insurance companies, mutual funds, institutional investors, investment banking firms, hedge funds, and other persons. Some of these competitors, including larger REITs, have greater financial resources than we do and may potentially enjoy competitive advantages that primarily result from increased access to capital, lower cost of capital, and enhanced operating efficiencies. In addition to these entities, we also face competition from smaller landlords and companies at the local level in seeking Neighbors to occupy our shopping centers. This further increases the number of competitors we have and the type of competition that we face in seeking to execute on our business objectives and strategies.
Segment Data
Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish our principal business or group our operations by geography or size for purposes of measuring performance. Accordingly, we have presented our results as a single reportable segment.
Government Regulation
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings, and competitive position. The impact of these governmental regulations can be material to our business. We incur costs to monitor and take action to comply with governmental regulations that are applicable to our business, which include, among others: federal securities laws and regulations; REIT and other tax laws and regulations; environmental and health and safety laws and regulations; local zoning, usage and other regulations relating to real property; and the Americans with Disabilities Act of 1990, as amended (“ADA”). See “Part I, Item 1A. Risk Factors” of this filing on Form 10-K for a discussion of material risks to us (including those, to the extent material to our competitive position, relating to governmental regulations) and see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this filing on Form 10-K, together with our consolidated financial statements and accompanying footnotes, for a discussion of material information relevant to an assessment of our financial condition and results of operations (including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings).
Human Capital
As of December 31, 2020, we had approximately 300 associates located in 20 states across the country, with concentrations in our corporate offices in Cincinnati, Ohio; Park City, Utah; and Atlanta, Georgia. Approximately 55% of our workforce is female and 45% is male. Our senior leadership team is 19% female and 81% male, while manager roles and above are approximately 40% female and 60% male. For the year ended December 31, 2020, our overall turnover rate was 17%, with voluntary turnover being 10%.
Our human capital objectives include, as applicable, identifying, recruiting, retaining, developing, incentivizing, and integrating our existing and prospective employees. We provide associates with competitive salaries, bonuses, incentives, and opportunities for equity ownership. One unique aspect of our compensation philosophy is that each associate in the organization, regardless of level or tenure, has the opportunity for equity grants on an annual basis. During the year ended December 31, 2020, 100% of eligible associates received grants of service-based restricted stock units in the Company. Upon vesting, associates will receive actual shares of common stock, which we believe encourages our employees to think like owners of the Company.
We recognize the importance of the health, safety, and environmental well-being of our employees, and are committed to providing and maintaining a healthy work environment. Our 2020 all-associate engagement survey, which had an 89% participation rate, showed 84% overall engagement, and 91% of associates reported they felt proud to tell people where they work, compared to an 80% global average as reported by Qualtrics XM, while 93% of associates felt they could be successful at the Company. In 2020, we were named a top place to work by the Cincinnati Enquirer for the fourth year in a row. We also won special recognition each of the past four years, including being recognized for “clued-in senior management” in 2020.
Our strong culture and commitment to inclusion is reinforced by two associate-led business resource groups: PECO MORE (Multicultural Opportunities, Resources & Education), and PECO NOW (Networking Opportunities for Women). PECO MORE is

dedicated to furthering diversity and inclusion within the Company, the communities that we serve, and the commercial real estate industry. In June 2020, PECO MORE hosted “BEGIN” conversations, a series of 23 small group discussions, attended by approximately 50% of the workforce, designed to “begin” dialogue around diversity, inclusion, and equity. PECO MORE’s programming has focused on providing education, raising awareness, and hosting events around Veterans Day, the Chinese New Year, Black History Month, Pride Month, and Women’s History Month. PECO NOW’s mission is to provide leadership opportunities to women through advocacy, support, scholarship, and development. PECO NOW was recognized for excellence by the International Council of Shopping Centers in 2016.
“Always Keep Learning” is one of our core values. Each year, we sponsor an annual meeting that provides associates with the ability to hear directly from company leadership about our performance, goals, and strategy. We host external speakers to facilitate discussions on relevant industry topics, and educational roundtables are led by internal subject-matter experts. This annual learning event provides associates with the information needed to understand how their roles and responsibilities directly impact the Company’s performance and growth. Associates are also kept apprised of company information through town halls conducted throughout the year. While the COVID-19 pandemic impacted many planned learning opportunities in 2020, we focused on providing managers with skills-based training to coach their associates and navigate through tough conversations while addressing virtual team challenges. We look forward to returning to a regular learning cycle in 2021, adapted for the COVID-19 environment, with an inaugural virtual Core Values Week in February 2021.
Our “Beyond Benefits” wellness program focuses on our associates’ emotional, physical, and financial well-being. Together with an external partner, we offer a full wellness platform providing Health Savings Account incentive contributions for biometric screening results, preventive care, and activity-based items such as step counts, nutrition tracking, and workout activity minutes. To keep remote associates engaged during 2020, we held six wellness challenges where individuals and teams could earn incentive dollars for winning competitions that tracked steps, workout activity, and water consumption. Such efforts have facilitated a continued dedication to wellness and preventive care among our associates, and as a result, we were recognized by Healthiest Employers LLC as one of the “Healthiest Employers of Ohio” in 2020.
We are also committed to ensuring that the operations at all of our properties and corporate offices are conducted in a manner that safeguards the health and safety of employees, Neighbors, contractors, and members of the public who are either present at, or affected by, operations at these locations. This commitment increased in importance in 2020 due to the unique challenges posed by the COVID-19 pandemic, and we continue to work with all of our stakeholders to mitigate the pandemic’s impact.
In addition to the increased number of activity-based individual and team challenges, we maintained a proactive approach to all aspects of well-being during the COVID-19 pandemic, with a specific focus on mental health, including offering virtual Meditation and Mindfulness sessions throughout the spring and summer of 2020. We also maintained an intranet page with information related to COVID-19, work-from-home tips, and services available to associates, such as multiple free virtual fitness app memberships and a mental health, meditation and mindfulness app. Our communications team sent out regular company-wide emails to keep associates connected with helpful practical information, as well as fun topics such as healthy recipes and photos of our associates’ at-home office spaces and new “co-workers.”
Corporate Headquarters
Our corporate headquarters, located at 11501 Northlake Drive, Cincinnati, Ohio 45249, is where we conduct a majority of our management, leasing, construction, and investment activities, as well as administrative functions such as accounting and finance. Additionally, we maintain two regional offices located in Atlanta, Georgia and Park City, Utah.
Access to Company Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy and Information statements, and all amendments to those reports with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding issuers, including ours that are filed electronically.
We make available, free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports on our website, www.phillipsedison.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also available on our website are (i) our Corporate Governance Guidelines, (ii) our Code of Business Conduct and Ethics, and (iii) our Whistleblower Policy. In the event of any changes to these documents, revised copies will be made available on our website. The contents of our website are not incorporated by reference.

ITEM 1A. RISK FACTORS
You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business, operating results, financial condition, and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, operating results, financial condition, and cash flows.
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

Under the share repurchase program (“SRP”), any shares repurchased will be at the lesser of $5.75 per share or the most recent estimated value per share (“EVPS”) of our common stock. Currently, standard repurchases under the SRP are suspended and repurchases are limited to those upon a stockholder’s qualifying death, disability, or determination of incompetence. In addition, we may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under the SRP, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations, or because we have determined that paying off our debt or investing in real property or other investments or other items is a better use of our capital than repurchasing our shares. The Board of Directors (“Board”) may modify, suspend, or terminate the SRP at any time upon 30 days’ notice. In addition, because we are not required to authorize the recommencement of a suspension of the SRP, including the currently suspended standard repurchases, within any specified period of time, we may effectively terminate the SRP, or a portion of it, by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited, and at times, you may not be able to liquidate your investment.
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
The EVPS of our common stock is based on a number of assumptions that may not be accurate or complete and the methodology used to calculate the EVPS is also subject to a number of limitations.
On May 6, 2020, our Board decreased the EVPS of our common stock to $8.75 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2020. The decrease was primarily driven by the negative impact of the COVID-19 pandemic on our non-grocery Neighbors resulting from social distancing and “stay-at-home” guidelines and the uncertainty of the duration and full effect on the overall economy. We engaged a third-party valuation firm to provide a calculation of the range in EVPS of our common stock as of March 31, 2020, which reflected certain balance sheet assets and liabilities as of that date. Previously, our EVPS was $11.10, based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2019. Our EVPS is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different EVPS, and this difference could be significant. The EVPS is not audited and does not represent a determination of the fair value of our assets or liabilities based on accounting principles generally accepted in the United States (“GAAP”), nor does it represent a liquidation value of our assets and liabilities, the price a third party would pay to acquire us, the price at which our shares of common stock would trade in secondary markets, or the amount at which our shares of common stock would trade on a national securities exchange.
Accordingly, we can give no assurance that, (i) our shares would trade at or near the EVPS if listed on a national securities exchange; (ii) a stockholder would be able to resell his or her shares at the EVPS; (iii) a stockholder would ultimately realize distributions per share equal to the EVPS upon a liquidation of our assets and settlement of our liabilities; (iv) a stockholder would receive an amount per share equal to the EVPS upon a sale of the Company; (v) a third party would offer the EVPS in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; (vi) another independent third-party appraiser or third-party valuation firm would agree with our EVPS; or (vii) the methodologies used to calculate our EVPS would be acceptable to the Financial Industry Regulatory Authority (“FINRA”) for use on customer account statements or that the EVPS will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”).
Furthermore, we have not made any adjustments to the valuation of our EVPS for the impact of other transactions occurring subsequent to May 6, 2020, including, but not limited to, (i) acquisitions or dispositions of assets; (ii) the issuance of common stock under the DRIP; (iii) Net Operating Income (“NOI”) earned and dividends declared (see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Same-Center Net Operating Income” of this filing on Form 10-K for the calculation of NOI); (iv) the repurchase of shares; and (v) changes in leases, tenancy, or other business or operational changes. The value of our shares of common stock will fluctuate over time in response to developments related to individual real estate assets, the management of those assets, and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares of common stock. The EVPS also does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, or the impact of restrictions on the assumption of debt. Accordingly, the EVPS may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
The actual value of shares that we repurchase under the SRP, or any future tender offer, may be substantially less than the price we are willing to pay under this program.
Under the SRP, we repurchase eligible shares at the lesser of $5.75 per share or the most recent EVPS. The price we pay is likely to differ from the price at which a stockholder could resell his or her shares or the price at which our shares would trade if listed on a national securities exchange. Thus, when we repurchase shares of our common stock, the repurchase may be dilutive to our remaining stockholders.
If we do not successfully implement a liquidity transaction, stockholders may have to hold their investment for an indefinite period.
There currently is no public trading market for shares of our common stock, and our charter does not contain a requirement to effect a liquidity event by a specific date. In the future, our Board may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to, (i) the listing of shares of common stock on a national securities exchange; (ii) the sale of all or substantially all of our assets; (iii) a sale or merger that would provide stockholders with cash and/or securities of a publicly traded company; or (iv) the dissolution of the Company. However, there can be no assurance that we will cause a liquidity event to occur. If we do not pursue a liquidity transaction, shares of our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to easily convert their investment to cash and could suffer losses on their investments.
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
We intend to evaluate distributions on a monthly basis throughout 2021. It is possible that stockholders may not receive distributions equivalent to those previously paid by us for various reasons, including the following:
•we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, operating cash flows, or financial position;
•decisions on whether, when, and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Board, which reserves the right to change our distribution practices at any time and for any reason;
•our Board may elect to retain cash to maintain or improve our credit ratings; and
•the amount of distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, state regulators, and/or the terms of any current or future indebtedness that these subsidiaries may incur.
Stockholders have no contractual or other legal right to distributions that have not been authorized by the Board and declared by the Company.
We have agreed to nominate Mr. Jeffrey S. Edison, Chairman of the Board and Chief Executive Officer, to our Board for each annual meeting through 2027.
As part of the transaction to acquire certain real estate assets and the third party investment management business of PELP in exchange for stock and cash (the “PELP transaction”), we agreed to nominate Mr. Jeffrey S. Edison to the Board for each annual meeting through 2027, subject to certain terminating events. As a result, it is possible that Mr. Edison may continue to be nominated as a director in circumstances when the independent directors would not otherwise have nominated or elected him.
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, which may prevent or delay a change of control transaction that might involve a premium price for our shares of common stock.
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, including granting them the right to consent to a change of control transaction. Furthermore, Mr. Edison currently has voting control over approximately 57% of the Operating Partnership’s limited partnership units (exclusive of those owned by us) and therefore could have a significant influence over votes on change of control transactions.
The tax protection agreement, during its term, could limit the Operating Partnership’s ability to sell or otherwise dispose of certain properties and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
We and the Operating Partnership entered into a tax protection agreement at the closing of the PELP transaction, pursuant to which if the Operating Partnership: (i) sells, exchanges, transfers, conveys or otherwise disposes of certain properties in a taxable transaction for a period of ten years commencing on the closing; or (ii) fails, prior to the expiration of such period, to maintain minimum levels of indebtedness that would be allocable to each protected partner for tax purposes or, alternatively, fails to offer such protected partners the opportunity to guarantee specific types of the Operating Partnership’s indebtedness in order to enable such partners to continue to defer certain tax liabilities, the Operating Partnership will indemnify each affected protected partner against certain resulting tax liabilities. Therefore, although it may be in the stockholders’ best interest for us to cause the Operating Partnership to sell, exchange, transfer, convey or otherwise dispose of one of these properties, it may be economically prohibitive for us to do so during the ten year protection period because of these indemnity obligations. Moreover, these obligations may require us to cause the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business. As a result, the tax protection agreement will, during its term, restrict our ability to take actions or make decisions that otherwise would be in our best interests.

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code (“IRC”) as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the IRC (such as an individual retirement account or “IRA”) that are investing in shares of our common stock. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:
•the investment is consistent with their fiduciary and other obligations under ERISA and the IRC;
•the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the IRC;
•the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;
•the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to comply with the requirements under ERISA and the IRC to value the assets of the plan or IRA annually; and
•the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the IRC.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the IRC may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses, and if an investment in our shares constitutes a prohibited transaction under ERISA or the IRC, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account, and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.
If stockholders invested in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If stockholders established an IRA or other retirement plan through which they invested in our shares, federal law may require them to withdraw required minimum distributions (“RMDs”) from such plan in the future as they may not be able to have their shares repurchased at a time in which they need liquidity to satisfy the RMD requirements under their IRA or other retirement plan. A repurchase, if available, may be at a price that is less than the price at which the shares were initially purchased or the current EVPS. If stockholders fail to withdraw RMDs from their IRA or other retirement plan, they may be subject to certain tax penalties.
Risks Related to the Retail Industry
The ongoing COVID-19 pandemic has had, and is expected to continue to have, a negative effect on our and our Neighbors’ businesses, financial condition, results of operations, cash flows, and liquidity.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has caused, and is expected to continue to cause, significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, reacted by instituting quarantines, restrictions on travel, and/or mandatory closures of businesses. Certain states and cities, including where our properties are located, also reacted by instituting quarantines, restrictions on travel, “shelter-in-place” or “stay-at-home” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. In May 2020, many state and local governments began lifting, in whole or in part, the “stay-at-home” mandates, effectively removing or lessening the limitations on travel and allowing many businesses to reopen in full or limited capacity.
The COVID-19 pandemic has impacted our business and financial performance, and we expect this impact to continue. Our retail and service-based Neighbors depend on in-person interactions with their customers to generate unit-level profitability, and the COVID-19 pandemic has decreased, and may continue to decrease, customers’ willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders may prevent customers from frequenting our Neighbors’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases or to otherwise seek lease modifications or to declare bankruptcy. At the peak of the pandemic-related closure activity, for our wholly-owned properties and those owned through our joint ventures, our temporary closures reached approximately 2,100 Neighbors, or 37% of all Neighbor spaces, totaling 27% of our annualized base rent (“ABR”) and 22% of our gross leasable area (“GLA”). As of March 8, 2021, 98% of our occupied Neighbor spaces, totaling 99% of our ABR and GLA, are open for business. Certain Neighbors remain temporarily closed, have since closed after reopening, are limiting the number of customers allowed in their stores, or have modified their operations in other ways that may impact their profitability, either as a result of government mandates or self-elected efforts to reduce the spread of COVID-19. These actions could result in increased permanent store closings and could reduce the demand for leasing space in our shopping centers and result in a decline in average rental rates on expiring leases.
While most of our Neighbors have reopened, we cannot presently determine how many of the Neighbors that remain closed will reopen, or whether a portion of those that have reopened will be required by government mandates to temporarily close again or will encounter financial difficulties that require them to close permanently. We believe substantially all Neighbors, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. However, we believe it is best to begin negotiation of relief only once a Neighbor has reopened and made payments toward rent and recovery charges accrued. As of March 8, 2021, inclusive of our prorated share of properties owned through our joint ventures, we have executed payment plans with our Neighbors agreeing to defer approximately $8.7 million in rent and related charges, and we granted rent abatements totaling approximately $4.2 million. These payment plans and rent abatements represented approximately 2% and 1% of portfolio ABR, respectively. The weighted-average remaining term over which we expect to receive payment on executed payment plans is approximately twelve months. We are in negotiations with additional Neighbors, which we believe will lead to more Neighbors repaying their past due charges. As of March 8, 2021, we have collected approximately 93% of rent and recoveries billed during the second quarter of 2020, approximately 95% of rent and recoveries billed during the third quarter, and over 95% of rent and recoveries billed during the fourth quarter. Further, as of March 8, 2021, our collections for January and February 2021 were approximately 94% in total. In the event of any default by a Neighbor under its lease agreement or relief agreement, we may not be able to fully recover, and/or may experience delays in recovering and additional costs in enforcing our rights as landlord to recover, amounts due to us under the terms of the lease agreement and/or relief agreement. Additionally, certain Neighbors have declared bankruptcy as a result of the effects of the pandemic. As of December 31, 2020, we have several Neighbors currently in bankruptcy proceedings who continue to occupy space in our centers where we have not yet received notice that the lease has been assumed or rejected, representing an exposure of less than 1% of our total ABR.
Moreover, the ongoing COVID-19 pandemic, restrictions intended to prevent and mitigate its spread, resulting consumer behavior, and the economic slowdown or recession could have additional adverse effects on our business, including with regards to:
•the ability and willingness of our Neighbors to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing Neighbor, and obligations we may incur in connection with the replacement of an existing Neighbor, particularly in light of the adverse impact to the financial health of many retailers and service providers that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which certain potential Neighbors will be able to operate physical retail locations in the future;
•a potential sustained or permanent increase in online shopping instead of shopping at physical retail properties, thereby reducing demand for space in our shopping centers and possible related reductions in rent or increased costs to lease space;
•the adverse impact of current economic conditions on the market value of our real estate portfolio and our third-party investment management business, and consequently on the estimated value per share of our common stock;
•the adverse impact of the current economic conditions on our ability to effect a liquidity event at an attractive price or at all in the near term and for a potentially lengthy period of time;
•the financial impact and continued economic uncertainty that could continue to negatively impact our ability to pay distributions to our stockholders and/or to repurchase shares;
•to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices or at all;
•anticipated returns from development and redevelopment projects, which have been prioritized to support the reopening of our Neighbors and new leasing activity, or deferred if possible;
•the broader impact of the severe economic contraction due to the COVID-19 pandemic, the resulting increase in unemployment that has occurred in the short-term and its effect on consumer behavior, and negative consequences that will occur if these trends are not reversed in a timely way;
•state, local, or industry-initiated efforts, such as a rent freeze for Neighbors or a suspension of a landlord’s ability to enforce evictions, which may affect our ability to collect rent or enforce remedies for the failure to pay rent;
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
We temporarily suspended stockholder distributions beginning with the April 2020 distribution, and subsequently reinstated distributions beginning December 2020, in an effort to preserve cash due to current economic uncertainty, and we may choose to do the same in the future. Additionally, we may in the future choose to pay distributions in shares of our common stock rather than solely in cash, which may result in our stockholders having a tax liability with respect to such distributions that exceed the amount of cash received, if any.
While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political, and social environment presents material risks and uncertainties with respect to our and our Neighbors’ business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy debt service obligations.

The continued shift in retail sales towards e-commerce may adversely affect our revenues and cash flows.
Retailers are increasingly affected by e-commerce and changes in customer buying habits, which have been further accelerated as a result of the COVID-19 pandemic, including the delivery or curbside pick-up of items ordered online. Retailers are considering these e-commerce trends when making decisions regarding their brick and mortar stores and how they will compete and innovate in a rapidly changing e-commerce environment. Many retailers in our shopping centers provide services or sell goods that are unable to be performed online (such as haircuts, massages, and fitness centers) or that have historically been less likely to be purchased online (such as grocery stores, restaurants, and coffee shops); however, the continuing increase in e-commerce sales in all retail categories (including online orders for immediate delivery or pickup in store) may cause retailers to adjust the size or number of retail locations in the future or close stores. Our grocer Neighbors are incorporating e-commerce concepts through home delivery or curbside pickup, which could reduce foot traffic at our centers. This shift may adversely affect our occupancy and rental rates, which would affect our revenues and cash flows. Changes in shopping trends as a result of the growth in e-commerce may also affect the profitability of retailers that do not adapt to changes in market conditions. These conditions may adversely impact our results of operations and cash flows if we are unable to meet the needs of our Neighbors or if our Neighbors encounter financial difficulties as a result of changing market conditions. While we devote considerable effort and resources to analyze and respond to Neighbor trends, Neighbor and consumer preferences, and consumer spending patterns, we cannot predict with certainty what future Neighbors will want, what future retail spaces will look like, or how much revenue will be generated at traditional brick and mortar locations. If we are unable to anticipate and respond promptly to trends in the market (such as space for a drive through or curbside pickup), our occupancy levels and rental rates may decline.
Risks Related to Real Estate Investments and Operations
Adverse economic, regulatory, market, and real estate conditions may adversely affect our financial condition, operating results, and cash flows.
Our portfolio is predominantly comprised of neighborhood grocery-anchored shopping centers, and during the year ended December 31, 2020, our holdings in Florida and California accounted for 12.5% and 10.4%, respectively, of our ABR (including our wholly-owned portfolio as well as the prorated portion of properties owned through our joint ventures). Therefore, our performance is subject to risks associated with owning and operating neighborhood grocery-anchored shopping centers, and may be further subject to additional risk as a result of the geographic concentration noted above. Such risks include, but are not limited to: (i) changes in national, regional, and local economic climates or demographics; (ii) competition from other available properties and e-commerce, and the attractiveness of our properties to our Neighbors; (iii) increased competition for real estate assets targeted by our investment strategies; (iv) adverse local conditions, such as oversupply or reduction in demand for similar properties in an area and changes in real estate zoning laws that may reduce the desirability of real estate in an area; (v) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-lease space; (vi) ongoing disruption and/or consolidation in the retail sector, the financial stability of our Neighbors and the overall financial condition of our Neighbors, including their ability to pay rent and expense reimbursements; (vii) increases in operating costs, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (viii) increases in the costs to repair, renovate, and re-lease space; (ix) changes in interest rates and the availability of financing, which may render the sale or refinance of a property or loan difficult or unattractive; (x) earthquakes, tornadoes, hurricanes, wildfires, or other natural disasters, civil unrest, terrorist acts, or acts of war, which may result in uninsured or underinsured losses; (xi) epidemics, pandemics, or other widespread outbreaks or resulting public fear that disrupt the businesses of our Neighbors causing them to fail to pay rent on time or at all; and (xii) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. These and other factors could adversely affect our financial condition, operating results, and cash flows.
Our real estate assets may decline in value and be subject to significant impairment losses, which may reduce our net income.
Our real estate properties are carried at cost less depreciation unless circumstances indicate that the carrying value of these assets may not be recoverable. We routinely evaluate whether there are any impairment indicators, including property operating performance, property occupancy trends, and actual marketing or listing price of properties being targeted for disposition, such that the value of the real estate properties (including any related tangible or intangible assets or liabilities) may not be recoverable. If, through our evaluation, we determine that a given asset exhibits such indicator, we then compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of Neighbor improvements, leasing commissions, anticipated holding periods, and assumptions regarding the residual value upon disposition, including the estimated exit capitalization rate. These key assumptions are subjective in nature and may differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the holding period of an asset or asset group, which may result in an impairment loss and such loss may be material to our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value.
The fair value of real estate assets is subjective and is determined through the use of comparable sales information and other market data if available. These subjective assessments have a direct effect on our net income because recording an impairment charge results in an immediate negative adjustment to net income, which may be material. During the years ended December 31, 2020 and 2019, we incurred impairment charges of $2.4 million and $87.4 million, respectively, related to real estate assets currently under contract or actively marketed for sale at a disposition price that was less than the carrying value. We have recorded such impairment charges as we have been selling non-core assets to improve the quality of our portfolio. We continue to sell non-core assets and may potentially recognize impairments in future quarters. Accordingly, there can be no assurance that we will not record additional impairment charges in the future related to our assets.

Our revenues and cash flows will be affected by the success and economic viability of our anchor Neighbors.
Anchor Neighbors (a Neighbor occupying 10,000 or more square feet) occupy large stores in our shopping centers, pay a significant portion of the total rent at a property, and contribute to the success of other Neighbors by attracting shoppers to the property. Our revenues and cash flows may be adversely affected by the loss of revenues and additional costs in the event a significant anchor Neighbor: (i) becomes bankrupt or insolvent; (ii) experiences a downturn in its business; (iii) materially defaults on its lease; (iv) decides not to renew its lease as it expires; (v) renews its lease at lower rental rates and/or requires tenant improvements; or (vi) renews its lease but reduces its store size, which results in down-time and additional tenant improvement costs to us to re-lease the space. Some anchors have the right to vacate their space and may prevent us from re-tenanting by continuing to comply and pay rent in accordance with their lease agreement. Vacated anchor space, including space owned by the anchor, can reduce rental revenues generated by the shopping center in other spaces because of the loss of the departed anchor's customer drawing power. In the event that we are unable to re-lease the vacated space to a new anchor Neighbor in such situations, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one Neighbor.
If a significant Neighbor vacates a property, co-tenancy clauses in select lease contracts may allow other Neighbors to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants: they may allow a Neighbor to postpone a store opening if certain other Neighbors fail to open their stores; they may allow a Neighbor to close its store prior to lease expiration if another Neighbor closes its store prior to lease expiration; or they may allow a Neighbor to pay reduced levels of rent until a certain number of Neighbors open their stores within the same shopping center.
The leases of some anchor Neighbors may permit the anchor Neighbor to transfer its lease to another retailer. The transfer to a new anchor Neighbor could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor Neighbor could also allow other Neighbors to make reduced rental payments or to terminate their leases.
A significant percentage of our revenues is derived from non-anchor Neighbors, and our net income and ability to make distributions to stockholders may be adversely affected if these Neighbors are not successful.
A significant percentage of our revenues is derived from non-anchor Neighbors. Such Neighbors may be more vulnerable to negative economic conditions as they have more limited resources than anchor Neighbors. Significant Neighbor distress across our portfolio could adversely affect our financial condition, operating results, and cash flows. A property may incur vacancies either by the expiration of a Neighbor lease, the continued default of a Neighbor under its lease, or the early termination of a lease by a Neighbor. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In order to maintain Neighbors, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive Neighbors. If we are unable to attract the right type or mix of non-anchor Neighbors into our shopping centers, our revenues and cash flows may be adversely affected. In addition, if we are unable to attract additional or replacement Neighbors, the resale value of the property could be diminished, even below our cost to acquire the property, because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investments.
We face considerable competition in the leasing market and may be unable to renew leases or re-lease space as leases expire. Consequently, we may be required to make rent or other concessions and/or incur significant capital expenditures to retain and attract Neighbors, which could adversely affect our financial condition, operating results, and cash flows.
There are numerous shopping venues, including other shopping centers and e-commerce, that compete with our portfolio in attracting and retaining retailers. This competition may hinder our ability to attract and retain Neighbors, leading to increased vacancy rates, reduced rents, and/or increased capital investments. For leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, we may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments. In these situations, our financial condition, operating results, and cash flows could be adversely affected. See “Part I, Item 2. Properties” of this filing on Form 10-K for information regarding scheduled lease expirations and leases renewed subsequent to December 31, 2020 and the ABR of new leases signed during 2020.
We may be unable to sell properties when desired, at an attractive price, or at all, and the sale of a property could cause significant income tax payments.
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
Some of our properties have a low tax basis, which may result in a taxable gain on sale. We intend to utilize tax-deferred exchanges under Section 1031 of the IRC to mitigate taxable income (“Section 1031 Exchanges”); however, there can be no assurance that we will identify exchange properties that meet our investment objectives for acquisitions. In the event that we do not utilize Section 1031 Exchanges, we may be required to distribute the gain proceeds to stockholders or pay income tax, which may reduce our cash flows available to fund our commitments and distributions to stockholders. Moreover, it is possible that future legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax-deferred basis. The current administration has also indicated its intention to modify the laws with respect to Section 1031 Exchanges in a manner that could make it more difficult or impossible for us to dispose of properties on a tax-deferred basis.
We may be unable to collect balances due from Neighbors in bankruptcy.
The bankruptcy or insolvency of a significant Neighbor or a number of smaller Neighbors may adversely affect our financial condition and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor Neighbor has the legal right to reject any or all of their leases and close related stores. If the Neighbor rejects the lease, we will have a claim against the Neighbor’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). General unsecured claims are the last claims paid in a bankruptcy, and, therefore, funds may not be available to pay such claims in full. Moreover, amounts owing under the remaining term of the lease will be capped. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to re-lease the vacated space. In the event that a Neighbor with a significant number of leases in our shopping centers files bankruptcy and rejects its leases, we may experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by the bankrupt Neighbor.
Long-term leases with our Neighbors may not result in fair value over time.
From time to time, we enter into long-term leases with our shopping center Neighbors. Long-term leases do not typically allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases, which would adversely affect our revenues and the funds available for distributions to stockholders.
We may be restricted from re-leasing space to certain Neighbors at our particular shopping centers.
Some of our leases contain provisions that give a specific Neighbor the exclusive right to sell particular types of goods or services within that shopping center. These provisions may limit the number and types of prospective Neighbors to which we are able to lease space in a particular shopping center, which may result in increased costs to find a permissible Neighbor and decreased revenues if one or more spaces sit vacant or we have to accept lower rental rates or a less qualified Neighbor to fill the space.
We face competition and other risks in pursuing acquisition opportunities that could increase the cost of such acquisitions and/or limit our ability to grow, and we may not be able to generate expected returns or successfully integrate completed acquisitions into our existing operations.
We continue to evaluate the market for acquisition opportunities, and we may acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully integrate, operate, reposition, or redevelop them is subject to several risks. We may be unable to acquire a desired property because of competition from other real estate investors, including from other well-capitalized REITs and institutional investment funds. Even if we are able to acquire a desired property, competition from such investors may significantly increase the purchase price. We may also abandon acquisition activities after expending significant resources to pursue such opportunities. Once we acquire new properties, these properties may not yield expected returns for several reasons, including: (i) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; (ii) inability to successfully integrate new properties into existing operations; and (iii) exposure to fluctuations in the general economy, including due to the time lag between signing definitive documentation to acquire a new property and the closing of the acquisition. If any of these events occur, the cost of the acquisition may exceed initial estimates or the expected returns may not achieve those originally contemplated, which could adversely affect our financial condition, operating results, and cash flows.
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
In addition, joint venture arrangements may decrease our ability to manage risk and implicate additional risks, such as: (i) potentially inferior financial capacity, diverging business goals and strategies and the need for our venture partners’ continued cooperation; (ii) our inability to take actions with respect to the joint ventures’ activities that we believe are favorable to us if our joint venture partners do not agree; (iii) our inability to control the legal entities that have title to the real estate associated with the joint ventures; (iv) our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources; (v) our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; and (vi) our joint venture partners’ business decisions or other actions or omissions may result in harm to our reputation or adversely affect the value of our investments.

If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.
If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential Neighbors being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively affected.
We actively reinvest in our portfolio in the form of development and redevelopment projects, which have inherent risks that could adversely affect our financial condition, operating results, and cash flows.
We actively pursue opportunities for outparcel development and existing property redevelopment. Development and redevelopment activities require various government and other approvals for entitlements and any delay in or failure to receive such approvals may significantly delay this process or prevent us from recovering our investment. We may not recover our investment in development or redevelopment projects. We are subject to other risks associated with these activities, including the following risks:
•we may be unable to lease developments and redevelopments to full occupancy on a timely basis;
•the occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
•actual costs of a project may exceed original estimates, possibly making the project unprofitable;
•delays in the development or construction process may increase our costs;
•construction cost increases may reduce investment returns on development and redevelopment opportunities;
•we may abandon redevelopment opportunities and lose our investment due to adverse market conditions;
•the size of our development and redevelopment pipeline may strain our labor or capital capacity to complete projects within targeted timelines and may reduce our investment returns;
•a reduction in the demand for new retail space may reduce our future development and redevelopment activities, which in turn may reduce our net operating income; and/or
•changes in the level of future development activity may adversely impact our results from operations by reducing the amount of internal general overhead costs that may be capitalized.
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
Climate change may adversely affect our business, operating results, financial condition, and cash flows.
Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g. floods, tornadoes, or hurricanes) and extreme temperatures. The occurrence of one or more natural disasters, such as hurricanes, tropical storms, tornadoes, wildfires, floods, and earthquakes (whether or not caused by climate change), could cause considerable damage to our properties, disrupt our operations and negatively affect our financial performance. To the extent any of these events result in significant damage to or closure of one or more of our shopping centers, our operations and financial performance could be adversely affected through lost Neighbors and an inability to lease or re‑lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel or other energy costs or a fuel shortage, and increases in the costs of (or making unavailable) insurance on favorable terms if they result in significant loss of property or other insurable damage. In addition, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. For example, various federal, state, and regional laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing properties, increase the costs of maintaining or improving our existing properties or developing new properties, or increase taxes and fees assessed on us or our properties.
As an owner and/or operator of real estate, we could become subject to liability for environmental violations, regardless of whether we caused such violations, and our efforts to identify environmental liabilities may not be successful.
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
Our properties are or may become subject to the ADA which generally requires that all places of public accommodation comply with federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require the removal of access barriers and noncompliance may result in the imposition of injunctive relief, monetary penalties, or in some cases, an award of damages. While we attempt to acquire properties that are already in compliance with the ADA or place the burden of compliance on the seller or other third party, such as a tenant, we cannot assure stockholders that we will be able to acquire properties or allocate responsibilities in this manner. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes, and other land use regulations, as they may be adopted by governmental entities and become applicable to the properties. We may be required to make substantial capital expenditures to comply with these requirements, and these expenditures may reduce our net income and may have a material adverse effect on our ability to meet our financial obligations and make distributions to our stockholders.
We and our Neighbors face risks relating to cybersecurity attacks, which could cause loss of confidential information and other disruptions to business operations, and compliance with new laws and regulations regarding cybersecurity and privacy may result in substantial costs and may decrease cash available for distributions.
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
Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our Neighbors. In addition to our own IT systems, we also depend on third parties to provide IT services relating to several key business functions, such as administration, accounting, communications, document management and storage, human resources, payroll, tax, investor relations, and certain finance functions. Our IT systems and those provided by third parties may contain personal, financial, or other information that is entrusted to us by our Neighbors and employees, as well as proprietary PECO information and other confidential information related to our business. We and such third parties employ a number of measures to prevent, detect, and mitigate these threats, including password protection, firewalls, backup servers, malware detection, intrusion sensors, threat monitoring, user training, and periodic penetration testing; however, there is no guarantee that such efforts will be successful in preventing a cybersecurity attack.
As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our Neighbors, and private data exposure. Our financial results and business operations may be negatively affected by such an incident or the resulting negative media attention. A cybersecurity attack could: (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our Neighbors; (ii) compromise the confidential or proprietary information of our Neighbors, employees, and vendors, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes; (iii) result in our inability to maintain the building systems relied upon by our Neighbors for the efficient use of their leased space; (iv) require significant management attention and resources to remedy and damages that result; (v) result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; (vi) result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; (vii) subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements or relationships; (viii) cause reputational damage that adversely affects Neighbor, investor, and employee confidence in us, which could negatively affect our ability to attract and retain Neighbors, investors, and employees; (ix) result in significant remediation costs, some or all of which may not be recoverable from our insurance carriers; and (x) result in increases in the cost of obtaining insurance on favorable terms, or at all, if the attack results in significant insured losses. Such security breaches also could result in a violation of applicable federal and state privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers. Similarly, our Neighbors rely extensively on IT systems to process transactions and manage their businesses and thus are also at risk from and may be adversely affected by cybersecurity attacks. An interruption in the business operations of our Neighbors or a deterioration in their reputation resulting from a cybersecurity attack, including unauthorized access to customers’ credit card data and other confidential information, could indirectly negatively affect our business and cause lost revenues. As of December 31, 2020, we have not had any material incidents involving cybersecurity attacks.
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
As part of our capital recycling strategy, we sell properties that no longer meet our growth and investment objectives due to stabilization or perceived future risk. These sales proceeds are used to fund the construction of new outparcel developments, redevelopments, expansions, and acquisitions, and to repay debt. An increase in market capitalization rates or a decline in NOI may cause a reduction in the value of properties identified for sale, which would have an adverse effect on the amount of cash generated. In order to meet the cash requirements of our capital recycling program, we may be required to sell more properties than initially planned, which may have a negative effect on our earnings. Additionally, the sale of properties resulting in significant tax gains may require higher distributions to our stockholders or payment of additional income taxes in order to maintain our REIT status. We intend to utilize Section 1031 Exchanges to mitigate taxable income, however there can be no assurance that we will identify exchange properties that meet our investment objectives for acquisitions.
We have substantial indebtedness, and we may need to incur additional indebtedness in the future; our debt financing could adversely affect our business and financial condition.
We have obtained, and are likely to continue to obtain, lines of credit, and other long-term financing that are secured by our properties and other assets. On December 31, 2020, we had indebtedness of $2.3 billion, which comprises $1.6 billion in unsecured debt, $0.4 billion in outstanding secured loan facilities, and $0.3 billion in mortgage loans and finance lease obligations. In connection with executing our business strategies, we expect to evaluate the possibility of additional acquisitions and strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties or make other capital investments. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). In connection with executing our business strategies, we expect to evaluate the possibility of additional acquisitions and strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. However, we cannot guarantee that we will be able to obtain any such borrowings on satisfactory terms.
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
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of lenders. We currently do not own any properties with loans that are subject to lock-out provisions prohibiting prepayment. We may acquire additional properties in the future subject to such provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness prior to or at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
The phase-out, replacement, or unavailability of LIBOR could affect interest rates for a significant portion of our indebtedness, as well as our ability to obtain future debt financing on favorable terms.
As of December 31, 2020, we had approximately $1.6 billion of indebtedness tied to the London Interbank Offered Rate (“LIBOR”), $1.0 billion of which was fixed through the use of interest rate swaps. Additionally, we have a revolving credit facility tied to LIBOR with a capacity of $500 million, on which we had no outstanding balance (excluding letters of credit in an amount of $9.6 million) as of December 31, 2020. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark. In November 2020, the Federal Reserve Board announced that banks must stop writing new U.S. dollar (“USD”) LIBOR contracts by the end of 2021 and that, no later than June 30, 2023, when USD LIBOR will no longer be published, market participants should amend legacy contracts to use the Secured Overnight Financing Rate (“SOFR”) or another alternative reference rate. If a published USD LIBOR rate is unavailable after 2021, the interest rates on our indebtedness that is indexed to LIBOR will be determined using alternative methods, any of which may result in interest obligations that are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt if USD LIBOR was available in its current form. Additionally, the phase-out of USD LIBOR and the transition to SOFR or another alternative reference rate may be disruptive to financial markets. Such disruption could have a material adverse effect on our financing costs, and as a result, on our financial condition, operating results, and cash flows.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to pay distributions to our stockholders.
Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facilities and term loans. As of December 31, 2020, 25.2% of our outstanding debt was variable rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates, resulting in higher interest rates and increased interest expense. Either of these events would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to stockholders.
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
Our charter, bylaws and Maryland law contain terms that may discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our charter, bylaws, and the MGCL contain provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest. Our charter permits our Board to classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our Board could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. In addition, the MGCL permits our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. These and other provisions of our charter, bylaws, and Maryland law could have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.
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
To qualify as a REIT for U.S. federal income tax purposes, we hold, and plan to continue to hold, substantially all of our non-qualifying REIT assets and conduct certain of our non-qualifying REIT income activities in or through one or more taxable REIT subsidiary (“TRS”) entities. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to income tax as a regular C-corporation at a current federal rate of 21%.
The net income of our TRS entities is not required to be distributed to us, and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, our TRS entities may pay dividends. Such dividend income should qualify under the 95%, but not the 75%, gross income test. We will monitor the amount of the dividend and other income from our TRS entities and will take actions intended to keep this income, and any other non-qualifying income, within the limitations of the REIT income tests. While we expect these actions will prevent a violation of the REIT income tests, we cannot guarantee that such actions will in all cases prevent such a violation.
Our ownership of TRS entities is subject to limitations that could prevent us from growing our management business, and our transactions with our TRS entities could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.
No more than 20% of the value of a REIT’s gross assets may consist of interests in TRS entities. Compliance with this limitation could limit our ability to grow our management business. The IRC also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRS entities in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRS entities on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.
REIT distribution requirements could adversely affect our ability to execute our business plans, including because we may be required to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a U.S. federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
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
To continue to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to you at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
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
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets, which would be treated as sales for U.S. federal income tax purposes.
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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Any such change could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations, and the amount of cash available for the payment of dividends. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation, or administrative interpretation.

In addition, the COVID-19 pandemic has left many state and local governments with reduced tax revenue, which may lead such governments to increase taxes or otherwise make significant changes to their state and local tax laws. If such changes occur, we may be required to pay additional taxes on our assets or income.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Real Estate Investments—The following table details information for our wholly-owned properties and those owned through our joint ventures as of December 31, 2020, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	Ownership Percentage	Number of Properties	ABR	GLA
Wholly-owned properties	100%	283	$386,516	31,709
Necessity Retail Partners	20%	5	$7,879	507
Grocery Retail Partners I(1)	14%	20	28,596	2,218
(1)On October 1, 2020, GRP I acquired GRP II, an additional joint venture in which we owned an equity interest. Our ownership in the combined entity was adjusted upon consummation of the transaction.

The following table presents information regarding the geographic location of our properties, including wholly-owned and the prorated portion of those owned through our joint ventures, by ABR as of December 31, 2020. For additional portfolio information, refer to Schedule III - Real Estate Assets and Accumulated Depreciation (dollars and square feet in thousands):

State	ABR(1)	% ABR	ABR/Leased Square Foot	GLA(2)	% GLA	% Leased	Number of Properties
Florida	$49,082	12.5%	$12.78	4,116	12.8%	93.3%	53
California	40,612	10.4%	18.48	2,321	7.2%	94.7%	25
Georgia	34,863	8.9%	12.22	2,925	9.1%	97.6%	30
Texas	30,878	7.9%	15.56	2,167	6.7%	91.6%	18
Ohio	28,324	7.2%	9.98	2,980	9.3%	95.3%	26
Illinois	22,810	5.8%	14.77	1,647	5.1%	93.8%	15
Virginia	18,030	4.6%	13.84	1,351	4.2%	96.4%	13
Colorado	17,693	4.5%	15.79	1,162	3.6%	96.4%	10
Massachusetts	15,770	4.0%	14.07	1,170	3.6%	95.8%	10
Pennsylvania	11,676	3.0%	11.35	1,086	3.4%	94.7%	7
Minnesota	11,189	2.9%	12.51	924	2.9%	96.7%	10
South Carolina	10,458	2.7%	9.16	1,302	4.1%	87.7%	11
Arizona	9,824	2.5%	12.51	845	2.6%	92.9%	7
Wisconsin	9,324	2.4%	10.08	944	2.9%	98.0%	8
North Carolina	8,966	2.3%	11.86	810	2.5%	93.3%	13
Maryland	8,895	2.3%	19.81	464	1.4%	96.8%	4
Indiana	6,663	1.7%	8.14	832	2.6%	98.4%	5
Michigan	6,478	1.7%	9.26	724	2.3%	96.6%	5
Tennessee	6,118	1.6%	8.57	777	2.4%	91.9%	6
Connecticut	5,411	1.4%	13.88	419	1.3%	93.1%	4
New Mexico	5,360	1.4%	13.70	404	1.3%	96.9%	3
Oregon	5,195	1.3%	14.56	374	1.2%	95.5%	5
Kentucky	4,836	1.2%	9.84	502	1.6%	98.0%	3
New Jersey	4,659	1.2%	17.32	276	0.9%	97.3%	2
Kansas	4,554	1.2%	11.12	452	1.4%	90.6%	4
Nevada	4,317	1.1%	20.01	217	0.7%	99.4%	2
Iowa	2,726	0.7%	8.83	360	1.1%	85.9%	3
Washington	2,604	0.6%	15.47	170	0.5%	98.8%	2
Missouri	2,528	0.5%	11.48	222	0.7%	99.4%	2
New York	1,801	0.4%	11.26	163	0.5%	97.9%	1
Utah	451	0.1%	30.97	15	0.1%	100.0%	1
Total	$392,095	100.0%	$12.89	32,121	100.0%	94.7%	308
(1)We calculate ABR as monthly contractual rent as of December 31, 2020, multiplied by 12 months.
(2)GLA is defined as the total occupied and unoccupied square footage of a building that is available for Neighbors to lease.

Lease Expirations—The following chart shows the aggregate scheduled lease expirations, excluding our Neighbors who are occupying space on a temporary basis, after December 31, 2020 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our joint ventures:

$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$4.6
$33.4
$43.1
$56.0
$58.6
$57.8
$38.5
$23.0
$20.6
$19.2
$15.7
$21.6
MTM (115)
2021 (632)
2022 (693)
2023 (782)
2024 (789)
2025 (716)
2026 (397)
2027 (270)
2028 (223)
2029 (145)
2030 (123)
2031+ (165)
Expiration Year/ (Number of Leases)
Anchor - ABR
Inline - ABR
Total ABR
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
Most of our grocery Neighbors have remained open throughout the COVID-19 pandemic, though their sales may have been impacted by social distancing and “stay-at-home” mandates. The number of our Neighbor spaces that temporarily closed as a result of the COVID-19 pandemic peaked in April 2020 and has significantly decreased as states began to lift in full or in part “stay-at-home” mandates in May 2020. Certain Neighbors remain temporarily closed, have since closed after reopening, are limiting the number of customers allowed in their stores, or have modified their operations in other ways that may impact their profitability, either as a result of government mandates or self-elected efforts to reduce the spread of COVID-19. These actions could result in increased permanent store closings and could reduce the demand for leasing space in our shopping centers and result in a decline in average rental rates on expiring leases. For our wholly-owned properties, our average rental rates on new and renewal leases have exceeded the average rental rates on comparable expiring leases as of December 31, 2020; however, our occupancy declined 0.7% to 94.7% as compared to December 31, 2019, owing largely to the economic impact of COVID-19, and we anticipate our occupancy may decline further in early 2021. We will likely continue to experience pressure in new and renewal rental rates until the business environment becomes more stable, but new leasing volume in early 2021 remains strong.
For our wholly-owned portfolio, during the 2021 fiscal year, we have a total of 585 leases expiring, representing 2.7 million square feet of GLA. These expiring leases have an ABR of $12.43 per square foot. While we cannot predict what rental rates we will achieve in 2021 as we renew or replace these expiring leases, the comparable rent spread of new leases signed during 2020 was 8.2%, and the comparable rent spread for lease renewals and options executed in 2020 was 6.7%. Subsequent to December 31, 2020, we renewed approximately 0.3 million total square feet and $5.5 million of total ABR of future expiring leases. This includes seven anchor lease renewals, five of which were pursuant to the exercise of an option to extend the lease.
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Leasing Activity” of this filing on Form 10-K for further discussion of leasing activity.

Portfolio Tenancy—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, by Neighbor type as of December 31, 2020:

Leased Square Feet by Neighbor Type

Grocery Anchor: 48.9%
National & Regional: 35.2%
Local: 15.9%

ABR
by Neighbor Type
Grocery Anchor: 35.9%
National & Regional: 40.4%
Local: 23.7%

The following charts present the composition of our portfolio by neighbor industry as of December 31, 2020:

Leased Square Feet by Neighbor Industry

Retail Stores: 24.6%
Services: 17.6%
Restaurant: 8.9%
Grocery Anchor: 48.9%

ABR
by Neighbor Industry

Grocery
Anchor:
35.9%
Retail Stores:
22.4%
Services: 26.1%
Restaurant:
15.6%

We estimate that approximately 51% of our ABR, including the pro rata portion attributable to our properties owned through our joint ventures, is from retail and service businesses generally deemed essential under most state and local mandates issued in response to the COVID-19 pandemic. The composition of our portfolio as a percentage of ABR is as follows:

December 31, 2020
Essential Retail and Services:
Grocery	35.9%
Banks	2.4%
Dollar stores	2.2%
Pet supply	2.1%
Medical	1.8%
Hardware/automotive	1.7%
Wine, beer, and liquor	1.4%
Pharmacy	1.0%
Other essential	2.8%
Total essential retail and services(1)	51.3%
Restaurants:
Quick service	9.6%
Full service	6.0%
Total restaurants	15.6%
Other Retail and Services:
Services	16.3%
Soft goods	12.3%
Fitness	3.2%
Entertainment	1.3%
Total other retail and services	33.1%
Total ABR	100.0%
(1)Includes Neighbors that we believe are considered to be essential retail and service businesses but that may have temporarily closed due to decreases in foot traffic and customer patronage as a result of “stay-at-home” mandates and social distancing guidelines implemented in response to the COVID-19 pandemic.

The following table presents our top twenty Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, as of December 31, 2020 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$27,130	6.9%	3,447	11.3%	64
Publix	22,003	5.6%	2,240	7.4%	56
Ahold Delhaize	17,514	4.5%	1,264	4.2%	24
Albertsons-Safeway	16,866	4.3%	1,637	5.4%	31
Walmart	8,933	2.3%	1,770	5.8%	13
Giant Eagle	8,183	2.1%	822	2.7%	12
TJX Companies	4,984	1.3%	428	1.4%	15
Sprouts Farmers Market	4,885	1.2%	334	1.1%	11
Dollar Tree	4,048	1.0%	423	1.4%	44
Raley's	3,884	1.0%	253	0.8%	4
SUPERVALU	3,467	0.9%	376	1.2%	7
Subway Group	3,048	0.8%	125	0.4%	90
Schnuck's	3,025	0.8%	329	1.1%	5
Anytime Fitness, Inc.	2,740	0.7%	180	0.6%	38
Southeastern Grocers	2,626	0.7%	291	1.0%	8
Save Mart	2,619	0.7%	309	1.0%	6
Lowe's	2,469	0.6%	369	1.2%	4
Kohl's Corporation	2,255	0.6%	365	1.2%	4
Food 4 Less (PAQ)	2,215	0.6%	118	0.4%	2
Petco Animal Supplies, Inc.	2,103	0.5%	127	0.4%	11
Total	$144,997	37.1%	15,207	50.0%	449
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, in the event that a parent company has multiple subsidiaries or banners serving as Neighbors in a shopping center, those subsidiaries are included as one location.

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
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 1, 2021, we had approximately 280.7 million shares of common stock outstanding, held by a total of 61,585 stockholders of record. The number of stockholders is based on the records of our registrar and transfer agent. Our common stock is not currently traded on any exchange, and there is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all.
Valuation Overview
On May 6, 2020, the independent directors of our Board declared the estimated value per share (“EVPS”) of our common stock as $8.75. The valuation was based substantially on the estimated “as is” market value of our portfolio of real estate properties in various geographic locations in the United States as well as our pro rata share of those properties owned through our joint ventures (collectively, our “Portfolio”) and the estimated value of in-place contracts of our third-party asset management business as of March 31, 2020.
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
We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation expert that has expertise in appraising commercial real estate assets, to provide a calculation of the range in EVPS of our common stock as of March 31, 2020. Duff & Phelps prepared a valuation report (“Valuation Report”) that provided this range based substantially on its estimate of the “as is” market value of the Portfolio and the estimated value of in-place contracts of the third-party asset management business. Duff & Phelps made adjustments to the aggregate estimated value of our Portfolio to reflect balance sheet assets and liabilities provided by our management as of March 31, 2020, before calculating a range of estimated values based on the number of outstanding shares of our common stock as of March 31, 2020. The COVID-19 pandemic has impacted the global financial markets. As of the valuation date, Duff & Phelps attached less weight to previous market evidence for comparison purposes to arrive at opinions of value. Due to a dearth of transaction activity that takes into account this impact, they were forced to infer conclusions from public market data (stock prices) and other data, which are very volatile. They surveyed market participants on a daily basis to try to ascertain market inputs, but due to the overall uncertainty of the broader markets, the data points are not widely consistent. The valuation is, therefore, reported on the basis of “material valuation uncertainty”. Consequently, less certainty, and a higher degree of caution, should be attached to the valuation than would normally be the case. These calculations produced an EVPS in the range of $8.45 to $9.68 as of March 31, 2020, and the independent directors, after discussions with management, approved $8.75 as the EVPS as of March 31, 2020. We previously established an EVPS on May 8, 2019 of $11.10 based substantially on the same methodology and process as of March 31, 2019, with the exception of the weighting adjustments described previously. We expect to review the EVPS at least annually.
The following table summarizes the material components of the EVPS of our common stock as of March 31, 2020 (in thousands, except per share amounts):

	Low	High
Investment in Real Estate Assets:
Phillips Edison real estate valuation	$5,135,800	$5,536,300
Management company	23,000	23,000
Joint venture properties(1)	87,345	94,290
Total market value	5,246,145	5,653,590

Other Assets:
Cash and cash equivalents	35,437	35,437
Restricted cash	47,866	47,866
Accounts receivable	49,645	49,645
Derivative assets	18	18
Prepaid expenses and other assets	12,009	12,009
Total other assets	144,975	144,975

Liabilities:
Notes payable and credit facility	2,420,714	2,420,714
Mark to market - debt	10,052	10,052
Derivative liability	62,756	62,756
Accounts payable and accrued expenses	82,138	82,138
Total liabilities	2,575,660	2,575,660

Net Asset Value	$2,815,460	$3,222,905

Common stock and Operating Partnership units (“OP units”) outstanding	333,092	333,092
Net Asset Value Per Share	$8.45	$9.68
(1)Represents our pro rata share of the properties owned by our joint ventures.
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
Real Estate Portfolio Valuation—Duff & Phelps estimated the “as is” market values of the Portfolio as of March 31, 2020, using various methodologies. Generally accepted valuation practice suggests assets may be valued using a range of methodologies. Duff & Phelps utilized the income capitalization approach with support from the sales comparison approach for each property. The income approach was the primary indicator of value, with secondary consideration given to the sales approach. Duff & Phelps performed a study of each market to measure current market conditions, supply and demand factors, growth patterns, and their effect on each of the subject properties.
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
Accordingly, we can give no assurance that:
•our shares would trade at or near the EVPS if listed on a national securities exchange;
•a stockholder would be able to resell his or her shares at the EVPS;
•a stockholder would ultimately realize distributions per share equal to the EVPS upon a liquidation of our assets and settlement of our liabilities;
•a stockholder would receive an amount per share equal to the EVPS upon a sale of the Company;
•a third party would offer the EVPS in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;
•another independent third-party appraiser or third-party valuation firm would agree with our EVPS; or
•the methodologies used to calculate our EVPS would be acceptable to FINRA for use on customer account statements or that the EVPS will satisfy the applicable annual valuation requirements under ERISA.
Further, aside from estimates regarding the impact of the COVID-19 pandemic, we have not made any adjustments to the valuation of our EVPS for the impact of other transactions occurring subsequent to March 31, 2020, including, but not limited to, (1) acquisitions or dispositions of assets, (2) the issuance of common stock under the Dividend Reinvestment Plan (“DRIP”), (3) NOI and dividends declared (see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Same-Center Net Operating Income” of this filing on Form 10-K for the calculation of NOI), (4) the repurchase of shares, and (5) changes in leases, tenancy, or other business and operational changes. The value of our shares of common stock will fluctuate over time in response to developments related to individual real estate assets, the management of those assets, and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares of common stock. The EVPS does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that may be incurred upon the prepayment of certain of our debt obligations, or the impact of restrictions on the assumption of debt. Accordingly, the EVPS of our common stock may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

Distributions—We elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2010. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction).
On March 27, 2020, our Board suspended stockholder distributions, effective after the payment of the March 2020 distribution on April 1, 2020, as a result of the uncertainty surrounding the COVID-19 pandemic. On November 4, 2020, our Board authorized distributions for the month of December 2020, for stockholders of record at the close of business on December 28, 2020, equal to a monthly amount of $0.02833333 per share of common stock, or $0.34 annualized. On December 14, 2020, our Board announced that the date of record for December distributions was moved to December 31, 2020. OP unit holders received distributions at the same rate as common stockholders. We paid this distribution on January 12, 2021.
Amended and Restated DRIP—We have adopted the DRIP, through which stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into additional shares of our common stock in lieu of receiving cash distributions. In accordance with the DRIP, participants acquire shares of common stock at a price equal to the estimated value per share. Participants in the DRIP may purchase fractional shares so that 100% of the distributions may be used to acquire additional shares of our common stock. For the year ended December 31, 2020, 1.4 million shares were issued through the DRIP, resulting in proceeds of approximately $15.9 million. For the year ended December 31, 2019, 6.1 million shares were issued through the DRIP, resulting in proceeds of approximately $67.4 million.
On March 27, 2020, the DRIP was suspended, and the March 2020 distribution was paid in all cash on April 1, 2020. On November 4, 2020, our Board reinstated the DRIP, which became effective beginning with the December 2020 distribution paid in January 2021.
Unregistered Sales of Equity Securities—During the year ended December 31, 2020, we issued an aggregate of 3.0 million shares of common stock in redemption of 3.0 million OP units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.
Share Repurchases—On August 7, 2019, the Board suspended the Share Repurchase Program (“SRP”) with respect to standard repurchases. The SRP for death, qualifying disability, or determination of incompetence (“DDI”) was suspended effective March 27, 2020, in response to the uncertainty of COVID-19.
On January 8, 2021, the Board adopted the Fourth Amended and Restated Share Repurchase Program (“Fourth Amended SRP”), effective January 14, 2021. Under the Fourth Amended SRP, share repurchases for DDI have been reinstated at $5.75 per share, and as of March 1, 2021, we have repurchased 0.1 million shares for a total value of $0.4 million. The SRP with respect to standard repurchases remains suspended.
Our Board may amend, suspend, or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the U.S. Securities and Exchange Commission (“SEC”), or (b) in a separate mailing to the stockholders.
On November 4, 2020, our Board approved a voluntary tender offer that commenced on November 10, 2020 (the “Tender Offer”) for up to 4.5 million shares of our outstanding common stock at a price of $5.75 per share, for a total value of approximately $26 million. On December 14, 2020, the Tender Offer was amended to extend the expiration date to December 29, 2020, and the offer to purchase shares was increased to approximately 17.4 million shares, for a total value of approximately $100 million. All of the other terms and conditions of the Tender Offer remained unchanged. In connection with the Tender Offer, we repurchased 13.5 million shares of common stock for a total value of $77.6 million, which includes the issuance of 2.8 million common shares in redemption of 2.8 million OP units converted at the time of repurchase.
The following table presents all non-employee share repurchases for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):

	2020(1)	2019
Shares repurchased	13,746	3,311
Cost of repurchases	$80,398	$35,963
Average repurchase price	$5.85	$10.86
(1)The average repurchase price is comprised of share repurchases in connection with the Tender Offer, and the SRP for DDI prior to its suspension effective March 27, 2020.
In addition, during the year ended December 31, 2020, we repurchased approximately 36,000 shares for an aggregate purchase price of $0.4 million (average price of $11.07 per share) in connection with common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.
During the quarter ended December 31, 2020, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program
October 2020	—	$—	—	(2)
November 2020	—	—	—	(2)
December 2020	13,452	5.75	13,452	(2)
(1)Share repurchases made during the three months ended December 31, 2020 were made in connection with the Tender Offer.
(2)As the SRP remained suspended as of December 31, 2020, the dollar value and number of shares that may be repurchased were subject to the limitations of the Tender Offer. As of December 31, 2020 all share repurchases in connection with the Tender Offer had been executed.

ITEM 6. SELECTED FINANCIAL DATA

	As of and for the Years Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018	2017	2016
Balance Sheet Data:
Total investment in real estate assets	$5,295,137	$5,257,999	$5,380,344	$3,751,927	$2,584,005
Cash and cash equivalents	104,296	17,820	16,791	5,716	8,224
Total assets	4,678,563	4,828,195	5,163,477	3,526,082	2,380,188
Debt obligations, net	2,292,605	2,354,099	2,438,826	1,806,998	1,056,156
Operating Data:
Total revenues	$498,017	$536,706	$430,392	$311,543	$257,730
Property operating expenses	87,490	90,900	77,209	53,824	41,890
Real estate tax expenses	67,016	70,164	55,335	43,456	36,627
General and administrative expenses	41,383	48,525	50,412	36,348	31,804
Impairment of real estate assets	2,423	87,393	40,782	—	—
Interest expense, net	85,303	103,174	72,642	45,661	32,458
Net income (loss)	5,462	(72,826)	46,975	(41,718)	9,043
Net income (loss) attributable to stockholders	4,772	(63,532)	39,138	(38,391)	8,932
Other Operational Data:(1)
NOI for real estate investments	$332,023	$355,796	$272,450	$204,407	$173,910
Funds from operations (“FFO”) attributable to stock- holders and convertible noncontrolling interests	221,681	217,010	156,222	84,150	110,406
Core FFO	220,407	230,866	176,126	132,011	114,636
Cash Flow Data:
Cash flows provided by operating activities	$210,576	$226,875	$153,291	$108,861	$103,076
Cash flows (used in) provided by investing activities	(44,092)	64,183	(258,867)	(640,742)	(191,328)
Cash flows (used in) provided by financing activities	(129,655)	(280,254)	162,435	509,380	90,685
Per Share Data:
Net income (loss) per share - basic and diluted	$0.02	$(0.22)	$0.20	$(0.21)	$0.05
Common stock distributions declared per share	$0.19	$0.67	$0.67	$0.67	$0.67
Weighted-average shares outstanding - basic	290,280	283,909	196,602	183,784	183,876
Weighted-average shares outstanding - diluted	333,466	327,117	241,367	196,497	186,665
(1)See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures” of this filing on Form 10-K for further discussion and for a reconciliation of the non-GAAP financial measures to Net Income (Loss).
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

Key Performance Indicators and Defined Terms
We use certain key performance indicators (“KPIs”), which include both financial and nonfinancial metrics, to measure the performance of our operations. We believe these KPIs, as well as the core concepts and terms defined below, allow our Board, management, and investors to analyze trends around our business strategy, financial condition, and results of operations in a manner that is focused on items unique to the real estate industry.
We do not consider our non-GAAP measures included as KPIs to be alternatives to measures required in accordance with GAAP. Certain non-GAAP measures should not be viewed as an alternative measure of our financial performance as they may not reflect the operations of our entire portfolio, and they may not reflect the impact of general and administrative expenses, depreciation and amortization, interest expense, other income (expense), or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties that could materially impact our results from operations. Additionally, certain non-GAAP measures should not be considered as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions, and may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business in the manner currently contemplated. Accordingly, non-GAAP measures should be reviewed in connection with other GAAP measurements, and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Other REITs may use different methodologies for calculating similar non-GAAP measures, and accordingly, our non-GAAP measures may not be comparable to other REITs.
Our KPIs and terminology can be grouped into three key areas:
Portfolio—Portfolio metrics help management to gauge the health of our centers overall and individually.
•Anchor space—We define an anchor space as a space greater than or equal to 10,000 square feet of gross leasable area (“GLA”).
•Annualized Base Rent (“ABR”)—We use ABR to refer to the monthly contractual rent as of December 31, 2020, multiplied by twelve months.
•ABR per Square Foot (“PSF”)—This metric is calculated by dividing ABR by leased GLA. Increases in ABR PSF can be an indication of our ability to create rental rate growth in our centers, as well as an indication of demand for our spaces, which generally provides us with greater leverage during lease negotiations.
•Inline space—We define an inline space as a space containing less than 10,000 square feet of GLA.
•GLA—We use GLA to refer to the total occupied and unoccupied square footage of a building that is available for tenants (whom we refer to as a “Neighbor” or our “Neighbors”) to lease.
•Leased Occupancy—This metric is calculated as the percentage of total GLA for which a lease has been signed regardless of whether the Neighbor has taken possession. High occupancy is an indicator of demand for our spaces, which generally provides us with greater leverage during lease negotiations.
Leasing—Leasing is a key driver of growth for our company.
•Comparable lease—We use this term to refer to a lease that is executed for the exact same space (location and square feet) in which a Neighbor was previously located 365 days from the earlier of legal possession or the day the prior Neighbor physically vacated the space.
•Comparable rent spread—This metric is calculated as being the percentage increase or decrease in first-year ABR (excluding any free rent or escalations) on new or renewal leases (excluding options) as compared to the rent on an expiring lease with the same lease terms and for the same unit, if such unit was occupied within the past twelve months. This metric provides an indication of our ability to generate revenue growth through leasing activity.
•Cost of executing new leases—We use this term to refer to certain costs associated with new leasing, namely, leasing commissions, tenant improvement costs, landlord work, and tenant concessions. The costs associated with landlord work are excluded for repositioning and redevelopment projects, if any.
•Portfolio retention rate—This metric is calculated by dividing (a) total square feet of retained Neighbors with current period lease expirations by (b) the square feet of leases expiring during the period. The portfolio retention rate provides insight into our ability to retain Neighbors at our shopping centers as their leases approach expiration. Generally, the costs to retain an existing Neighbor are lower than costs to replace with a new neighbor.
•Recovery rate—This metric is calculated by dividing (a) total recovery income by (b) total recoverable expenses during the period. A high recovery rate is an indicator of our ability to recover certain property operating expenses and capital costs from our Neighbors.
Financial Performance—In addition to financial metrics calculated in accordance with GAAP, such as net income or cash flows from operations, we utilize non-GAAP metrics to measure our operational and financial performance. See the section within this Item 7 titled Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures for further discussion on the following metrics.

•Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization for Real Estate (“Adjusted EBITDAre”)—To arrive at Adjusted EBITDAre, we adjust EBITDAre, as defined below, to exclude certain recurring and non-recurring items including, but not limited to: (i) changes in the fair value of the earn-out liability; (ii) other impairment charges; (iii) amortization of basis differences in our investments in our unconsolidated joint ventures; and (iv) transaction and acquisition expenses. We use EBITDAre and Adjusted EBITDAre as additional measures of operating performance which allow us to compare earnings independent of capital structure and evaluate debt leverage and fixed cost coverage.
•Core FFO—To arrive at Core FFO, we adjust FFO attributable to stockholders and convertible noncontrolling interests, as defined below, to exclude certain recurring and non-recurring items including, but not limited to: (i) depreciation and amortization of corporate assets; (ii) changes in the fair value of the earn-out liability; (iii) amortization of unconsolidated joint venture basis differences; (iv) gains or losses on the extinguishment or modification of debt, (v) other impairment charges; and (vi) transaction and acquisition expenses. We believe FFO provides insight into our operating performance as it excludes certain items that are not indicative of such performance. Core FFO provides further insight into the sustainability of our operating performance and provides an additional measure to compare our performance across reporting periods on a consistent basis by excluding items that may cause short-term fluctuations in net income (loss).
•EBITDAre—The National Association of Real Estate Investment Trusts (“Nareit”) defines EBITDAre as net income (loss) computed in accordance with GAAP before: (i) interest expense; (ii) income tax expense; (iii) depreciation and amortization; (iv) gains or losses from disposition of depreciable property; and (v) impairment write-downs of depreciable property. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect EBITDAre on the same basis.
•FFO—Nareit defines FFO as net income (loss) computed in accordance with GAAP, excluding: (i) gains (or losses) from sales of property and gains (or losses) from change in control; (ii) depreciation and amortization; (iii) impairment losses on real estate and impairments of in-substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated partnerships and joint ventures; and (iv) adjustments for unconsolidated partnerships and joint ventures, calculated to reflect FFO on the same basis.
•Net Debt to Adjusted EBITDAre—This ratio is calculated by dividing net debt by Adjusted EBITDAre (included on an annualized basis within the calculation). It provides insight into our leverage rate based on earnings and is not impacted by fluctuations in our equity price.
•Net Debt to Total Enterprise Value—This ratio is calculated by dividing net debt by total enterprise value. It provides insight into our capital structure and usage of debt.
•NOI—We calculate NOI as total operating revenues, adjusted to exclude non-cash revenue items, less property operating expenses and real estate taxes. NOI provides insight about our financial and operating performance because it provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income (loss).
•Same-Center—We use this term to refer to a property, or portfolio of properties, that have been owned and operational for the entirety of each reporting period (i.e., since January 1, 2019).

Overview
We are an internally-managed REIT and one of the nation’s largest owners and operators of grocery-anchored shopping centers. The majority of our revenue is lease revenue derived from our real estate investments. Additionally, we operate an investment management business providing property management and advisory services to over $515 million of third-party assets. This business provides comprehensive real estate and asset management services to two institutional joint ventures, in which we retain an ownership interest, and one private fund (collectively, the “Managed Funds”).
On October 1, 2020, Grocery Retail Partners I LLC (“GRP I”), a joint venture with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) in which we own an equity interest, acquired Grocery Retail Partners II LLC (“GRP II”), an additional joint venture with Northwestern Mutual in which we owned an equity interest. Our ownership in the combined entity was adjusted upon consummation of the transaction, and we own approximately a 14% interest in GRP I as a result of the acquisition.

Below are statistical highlights of our wholly-owned portfolio:

	December 31, 2020	December 31, 2019
Number of properties	283	287
Number of states	31	31
Total square feet (in thousands)	31,709	32,130
Leased % of rentable square feet:
Total portfolio spaces	94.7%	95.4%
Anchor spaces	97.6%	98.0%
Inline spaces	88.9%	90.2%
Average remaining lease term (in years)(1)	4.5	4.7
% ABR from grocery-anchored properties	97.3%	97.0%
(1)The average remaining lease term in years excludes future options to extend the term of the lease.
COVID-19 Strategy—During the first quarter of 2020, the COVID-19 pandemic began spreading globally, with the outbreak being classified as a pandemic by the World Health Organization on March 11, 2020. As a result of the pandemic, many state governments issued “stay-at-home” mandates that generally limited travel and movement of the general public to essential activities only and required all non-essential businesses to close. In response to the pandemic, we implemented the following initiatives:
•We suspended stockholder distributions after the March 2020 distribution, and resumed distributions beginning with the December 2020 distribution paid in January 2021 (see Note 13 for more detail);
•We suspended the SRP for DDI, which was reinstated in January 2021;
•Our Compensation Committee approved temporary reductions to compensation which remained in place through December 2020, including: a 25% reduction to the base salary of our chief executive officer; a 10% reduction to the base salaries of our president, chief operating officer, chief financial officer, and general counsel; and a 10% reduction to board members’ base compensation for the 2020-2021 term;
•We have implemented expense reductions at the property and corporate levels which remained in place through December 2020, including reductions to our workforce and travel costs; and
•Our capital investments were prioritized to support the reopening of our Neighbors and new leasing activity, or deferred if possible.
In May 2020, many state governments began lifting, in whole or in part, the “stay-at-home” mandates, effectively removing or lessening the limitations on travel and allowing many businesses to reopen in full or limited capacity. The impact these measures and the resulting consumer behavior are having on our portfolio has evolved since May 2020, and we expect it to continue to do so. Our management team has determined the following are key indicators of recovery for our portfolio and is executing a strategy to guide our Neighbors through these phases (all statistics are approximate and include the prorated portion attributable to properties owned through our joint ventures):
•Assisting Neighbors in Reopening—Our wholly-owned properties and those owned through our joint ventures contained approximately 5,500 occupied Neighbor spaces as of March 8, 2021. At the peak of the pandemic-related closure activity in April 2020, temporary closures reached 37% of all Neighbor spaces, totaling 27% of our ABR and 22% of our GLA. As of March 8, 2021, 98% of our occupied Neighbor spaces, totaling 99% of our ABR and GLA, are open for business. Neighbors who remain temporarily closed generally retain this status as a result of government mandates, either through direct orders which prohibit reopening or because they have determined that operating restrictions as a result of such mandates make reopening unprofitable. In order to facilitate communication with our Neighbors, we launched PECO ConnectTM, a webpage designed to provide resources, information, and tools to assist our Neighbors in reopening as states lifted “stay-at-home” requirements and other restrictions.
•Returning to Monthly Payments—We continue to work with our Neighbors to resume normal monthly rent payments. Our efforts have included raising awareness of the benefits available through the Coronavirus Aid, Relief, and Economic Security Act, including the Paycheck Protection Program and Health Care Enhancement Act (collectively, the “CARES Act”) and other small business programs.

As our Neighbors have reopened, we have seen our collections continue to improve from the second quarter. The following table summarizes our collections by quarter, as they were originally reported as well as updated for payments received subsequent to the month billed:

	Originally Reported	Current(1)
Q2 2020(2)	86%	93%
Q3 2020(3)	94%	95%
Q4 2020	N/A	95%
(1)Including collections received through March 8, 2021.
(2)As reported in our Current Report on Form 8-K filed with the SEC on August 12, 2020.
(3)As reported in our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020.
Further, as of March 8, 2021, our collections for January and February 2021 were approximately 94% in total. Additionally, 57% of our Neighbors are paying their rent in full as of March 8, 2021.
•Recovering Missed Rent Charges—We believe substantially all Neighbors, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. Since April 2020, a portion of our Neighbors have missed making certain rent payments charged, and we are working with our Neighbors to collect such charges. We believe that it is best to begin negotiation of relief only once a Neighbor has reopened, and we have continued to see payments made toward rent and recovery charges owed. We have granted relief in the form of payment plans, and we may grant rent abatements or forgiveness to certain Neighbors based on an evaluation of characteristics such as their merchandising profile, role in the shopping center, and overall assessment of future financial health. For active Neighbors as of March 8, 2021, these payment plans and rent abatements represented approximately 2% and 1% of portfolio ABR, respectively. As of March 8, 2021, approximately 87% of payments are scheduled to be received through December 31, 2021 for all executed payment plans. The weighted-average remaining term over which we expect to receive payment on executed payment plans is approximately twelve months. As of March 8, 2021, 70% of our Neighbors with executed payment plans are current or have fully paid on their rent obligations.
COVID-19 Operational Update—While our management team has guided many of our Neighbors through the phases of reopening and resuming monthly payments, the COVID-19 pandemic has impacted our financial position and results from operations primarily as a result of reduced revenue, most notably from Neighbors that have been determined to be a credit risk, and from lower rent collections. During the COVID-19 pandemic, we have been closely monitoring the status of our Neighbors to identify those who potentially pose a credit risk in order to appropriately account for the impact to revenue and in order to quickly take action when a Neighbor was ultimately unable to remain in a space.
The current economic environment has increased the uncertainty of collecting rents from a number of our Neighbors. For Neighbors with a higher degree of uncertainty, we may not record revenue for amounts billed until the cash is received. Based on our analysis, no individual Neighbor category was deemed to be entirely non-creditworthy as of December 31, 2020; however, we continue to evaluate each Neighbor’s creditworthiness on an individual basis. For the year ended December 31, 2020, inclusive of the prorated portion attributable to properties owned through our joint ventures, we had $28.5 million in monthly revenue that will not be recognized until cash is collected or the Neighbor resumes payment and is considered creditworthy. As of December 31, 2020, our Neighbors deemed to be non-creditworthy represented approximately 12.8% of our total active Neighbors.
Additionally, certain of our Neighbors have entered into bankruptcy proceedings. While some of these cases have already been resolved, with the assumption or rejection of the lease already reflected in our results, other claims have yet to be resolved, and as such, the potential fallout is not yet reflected in our occupancy rate or ABR metrics. Neighbors in bankruptcy who continue to occupy space in our shopping centers represent an exposure of less than 1% of our total portfolio ABR as of December 31, 2020. We have included our assessment of the impact of these bankruptcies in our estimate of rent collectibility, which impacted recorded revenue, as noted previously.
We are in negotiations with additional Neighbors, which we believe will lead to more Neighbors repaying their past due charges. We will continue to work with Neighbors on establishing plans to repay past due amounts, and will monitor the impact of such payment plans on our results of operations in future quarters. We cannot guarantee that we will ultimately be able to collect past due amounts. For our entire portfolio, inclusive of our prorated share of properties owned through joint ventures, 56% of missed monthly charges in 2020 have been collected subsequent to the month billed and 9% have been waived, as of March 8, 2021.
Distributions and Equity Activity—On November 4, 2020, our Board reinstated monthly stockholder distributions beginning December 2020 to stockholders of record as of December 31, 2020, which was paid on January 12, 2021. Distributions were paid for January and February 2021. Additionally, our Board has approved distributions of $0.02833333 per share for March 2021.
Additionally, we executed the Tender Offer for 13.5 million shares of common stock at a price of $5.75 per share which resulted in a total value of $77.6 million. This included the issuance of 2.8 million common shares in redemption of 2.8 million OP units converted at the time of repurchase. This price was lower than the EVPS of $8.75, reflecting the Board’s acknowledgment that the share prices of our publicly-traded peers in the shopping center REIT sector had declined significantly below their respective estimated net asset values, primarily as a result of the ongoing market uncertainty caused by the COVID-19 pandemic. Accordingly, the Board believed that if our shares were listed on a national securities exchange, the price of our shares of common stock might similarly trade at a discount to our EVPS.
On January 8, 2021, the Board adopted the Fourth Amended SRP. Under the Fourth Amended SRP, share repurchases for DDI have been reinstated at $5.75 per share, and as of March 1, 2021, we have repurchased 0.1 million shares for a total value of $0.4 million (see Note 13 for more detail). The SRP with respect to standard repurchases remains suspended.

The previously announced one-for-four reverse stock split has been delayed subject to market conditions.
Financial Highlights—Investing in grocery-anchored real estate is a core part of our business strategy, and as of December 31, 2020, 97.3% of our ABR was derived from grocery-anchored shopping centers. As of December 31, 2020, total occupancy only declined 0.7% to 94.7%, and inline occupancy decreased 1.3% to 88.9% when compared to December 31, 2019. We believe that our investment focus on grocery-anchored shopping centers that provide daily necessities, coupled with the execution of our capital recycling program in recent years, left our portfolio well-positioned to weather the economic downturn in 2020 resulting from the COVID-19 pandemic. In turn, this allowed us to mitigate the negative impact on our financial results. Despite the impact of COVID-19, financial performance highlights during 2020 are as follows:
•Net income of $5.5 million as compared to a net loss of $72.8 million a year ago, largely owing to lower impairments in 2020 due to the successful execution of our capital recycling program in recent years.
•Core FFO decreased by $10.5 million to $220.4 million, and declined by $0.04 to $0.66 per diluted share.
•Same-Center NOI decreased 4.1% to $328.0 million.
•Our Board reinstated monthly stockholder distributions beginning December 2020.
•Completed the Tender Offer which resulted in the repurchase of 13.5 million shares of common stock.
•Net debt to Adjusted EBITDAre - annualized was 7.3x as compared to 7.2x during the same period a year ago.
Executing on our Strategy—Our performance for the year is linked to our key initiatives: focus on core operations, strategic growth and portfolio management, and responsible balance sheet management. We believe these initiatives will improve our position for a full-cycle liquidity event.
Focus on Core Operations—The COVID-19 pandemic had a significant impact on our operational focus during 2020 which required our operations team to make a shift towards the recovery of our portfolio, including assisting our Neighbors in reopening and returning to monthly rent payments. Our leasing activity slowed compared to 2019, which was a record-setting leasing year for us. Despite this decline, our diversity of Neighbors and concentration of necessity-based and internet-resistant retail has allowed us to maintain our high level of occupancy in 2020 as compared to 2019. Our wholly-owned property leasing highlights are as follows:
•As of March 8, 2021, 98% of our occupied Neighbor spaces, totaling 99% of our ABR and GLA, are open for business.
•As of March 8, 2021, we have collected 94% of our rent and recovery billings originally charged from April to December 2020, with 56% of the missed charges being collected subsequent to the month in which they were billed.
•We executed 861 leases (new, renewal, and options) totaling 4.7 million square feet during the year ended December 31, 2020, which was a decline from a record 1,026 leases totaling 4.6 million square feet executed during the year ended December 31, 2019. Demand for our well-located grocery-anchored retail space increased during the third and fourth quarters in 2020, approaching the 2019 leasing levels.
•Total ABR per leased square foot for new leases executed improved 8.0% to $16.14 and inline ABR per leased square foot for new leases executed improved 5.7% to $18.11 during the year ended December 31, 2020.
Strategic Growth and Portfolio Management—Our current development and redevelopment projects focus on outparcel development, anchor repositioning, and other initiatives to increase growth and NOI at our centers, while our investment management business is identifying opportunities for joint ventures with third parties, both of which will create additional revenue opportunities. As a result of the COVID-19 pandemic, our capital investments during 2020 were prioritized to support the reopening of our Neighbors and new leasing activity, or deferred if possible. Expansion of our investment management business has been delayed and disrupted as investors were cautious of new retail investments during a pandemic. Highlights of our development and redevelopment projects, as well as our investment management business as of and for the year ended December 31, 2020 are as follows:
•As of and for the year ended December 31, 2020, we had 35 development and redevelopment projects completed or in process, which we estimate will comprise a total investment of $87.0 million.
•Created an additional $2.9 million of ABR in 2020 as a result of development and redevelopment projects completed in 2019.
•Recognized $5.7 million in fee and management income from GRP I and GRP II (prior to its acquisition by GRP I) and $1.6 million from NRP for the year ended December 31, 2020.
Responsible Balance Sheet Management—Our management team has executed strategies to create funds that will be used to reinvest into acquisitions, for development and redevelopment projects, and to repay outstanding debt. This includes identifying mature properties where our growth potential has been maximized and properties at risk of future deterioration, and we are engaging in targeted dispositions of those properties. Additionally, we have reinstated our distributions at a lower rate as compared to previous years to preserve and retain cash flow. Due to the impact of COVID-19, our disposition activity was lower than anticipated during 2020 as the transaction market was sparse as a result of the COVID-19 pandemic. Our balance sheet management highlights as of and for the year ended December 31, 2020 are as follows:
•We realized $57.9 million of cash proceeds from the sale of seven properties and one outparcel.
•Our management team borrowed $200 million on our revolving line of credit in April 2020 to maximize our financial flexibility amid uncertainty related to the impact of the COVID-19 pandemic. We were able to repay the full amount of this borrowing in June 2020, and did not borrow on our revolving line of credit for the remainder of 2020.
•We utilized cash accumulated throughout the year to repurchase 13.5 million shares under the Tender Offer, benefiting shareholders seeking liquidity while providing value accretion to our existing shareholders.
•Our ratio of debt to Adjusted EBITDAre was 7.3x as of December 31, 2020, as compared to 7.2x as of December 31, 2019 (see “Liquidity and Capital Resources - Debt” below for a discussion and calculation).

•We paid down $30.0 million in term loan debt maturing in 2021 as well as executed early repayments of $24.5 million in mortgage debt, reducing our net outstanding debt obligations by 2.6% from a year ago.
•Following our activity this year, our debt maturity profile as of December 31, 2020 is as follows (including the impact of derivatives on weighted-average interest rates):

Debt Maturity Profile
$600
$500
$400
$300
$200
$100
$0
Dollars (in millions)
6%
5%
4%
3%
2%
1%
0%
Weighted-average interest rate %
$54.8
$431.7
$380.7
$506.2
$501.0
$202.2
$20.7
$210.3
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030 +
Debt Maturities
Weighted-Average Interest on Maturing Debt

Leasing Activity—Our decline in leasing activity as compared to 2019, a record leasing year, was primarily a result of the COVID-19 pandemic. While we saw leasing activity slow in the second quarter of 2020, it has since recovered to activity levels comparable to those in prior periods. The average rent per square foot and cost of executing leases fluctuates based on the Neighbor mix, size of the leased space, and lease term. Leases with national and regional Neighbors generally require a higher cost per square foot to execute than those with local Neighbors. However, generally such national and regional Neighbors will also pay higher rates for a longer term.
Below is a summary of leasing activity for our wholly-owned properties for the years ended December 31, 2020 and 2019:

	Total Deals (1)		Inline Deals(1)
	2020	2019	2020	2019
New leases:
Number of leases	383	429	363	411
Square footage (in thousands)	1,290	1,475	957	1,050
ABR (in thousands)	$20,823	$22,050	$17,325	$17,998
ABR per square foot	$16.14	$14.95	$18.11	$17.14
Cost per square foot of executing new leases	$26.14	$24.00	$28.58	$26.63
Number of comparable leases	127	140	125	135
Comparable rent spread	8.2%	13.3%	10.9%	11.2%
Weighted average lease term (in years)	7.6	7.5	6.7	6.8
Renewals and options:
Number of leases	478	597	422	542
Square footage (in thousands)	3,420	3,171	986	1,186
ABR (in thousands)	$41,290	$38,969	$20,976	$24,675
ABR per square foot	$12.07	$12.29	$21.27	$20.80
ABR per square foot prior to renewals	$11.49	$11.49	$19.77	$18.87
Percentage increase in ABR per square foot	5.1%	7.0%	7.6%	10.2%
Cost per square foot of executing renewals and options	$2.65	$2.53	$4.18	$4.33
Number of comparable leases	365	460	349	441
Comparable rent spread	6.7%	8.5%	8.0%	11.4%
Weighted average lease term (in years)	5.1	4.7	3.9	4.4
Portfolio retention rate	85.2%	85.7%	72.8%	77.7%
(1)Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.

Results of Operations
Known Trends and Uncertainties of the COVID-19 Pandemic
The COVID-19 pandemic has impacted our results beginning with the second quarter largely in the form of reduced revenue, where our estimates around collectibility have created volatility in our earnings. We anticipate these trends will continue into 2021, and the total impact on revenue in the future cannot be determined at this time. The duration of the pandemic and mitigating measures, and the resulting economic impact, has caused some of our Neighbors to permanently vacate their spaces and/or not renew their leases. Under such circumstances, we may have difficulty leasing these spaces on the same or better terms or at all, and/or incur additional costs to lease vacant spaces, which may reduce our occupancy rates in the future and ultimately reduce our revenue. Extended periods of vacancy or reduced revenues may trigger impairments of our real estate assets. Additionally, these factors may impact disposition activity by decreasing demand and negatively impacting capitalization rates. Our disposition and acquisition activity has been reduced as a result of the pandemic during 2020.
The ongoing impact of the COVID-19 pandemic and the resulting economic downturn will likely continue to be significant to our results of operations into 2021 and potentially beyond as a result of a number of factors outside of our control. These factors include, but are not limited to: overall economic conditions on both a macro and micro level, including consumer demand as well as retailer demand for space within our shopping centers; the impact of social distancing guidelines, recommendations from governmental authorities, and consumer shopping preferences; the nature and effectiveness of any economic stimulus or relief measures; the timing of availability and distribution of vaccines to the general public; and the impact of all of the factors above, including other potentially unknown factors, on our Neighbors’ ability to continue paying rent and related charges on time or at all and Neighbors’ willingness to renew their leases on the same terms or at all. These factors have impacted our results from operations, and may continue to do so into the future. The primary impact to our results has been reduced revenue from Neighbor concessions, increased collectibility reserves, and decreased recovery rates on expenses. Other unforeseen impacts may also arise in the course of operating during these circumstances. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” of this filing on Form 10-K for our observation of Neighbor impacts through March 8, 2021.

In December 2020, the United States Food and Drug Administration issued emergency use authorizations for two vaccines for the prevention of COVID-19. The timeline for distribution of the vaccines to the public is determined at the state level, and consequently, the timeline for the removal of governmental mandates implemented to combat the spread of the virus may vary by state or locality. At this time, we are unable to ascertain the timing of any such events, and thus are unable to predict with certainty the impact that the vaccines and their effect in mitigating the spread of COVID-19 may have on our financial results.
Overall, we believe that our investment focus on grocery-anchored shopping centers that provide daily necessities has helped, and will continue to help, lessen the negative effect of the COVID-19 pandemic on our business compared to non-grocery anchored shopping centers. We are closely monitoring the occupancy, operating performance, and Neighbor sales results at our centers, including those Neighbors operating with reduced hours or under government-imposed restrictions. Further, we have taken action to maximize our financial flexibility by implementing expense reductions at the property and corporate level; prioritizing capital projects to support the reopening of our Neighbors and new leasing activity, or deferring if possible; temporarily suspending monthly distributions; and temporarily suspending share repurchases for DDI.

Summary of Operating Activities for the Years Ended December 31, 2020 and 2019

			Favorable (Unfavorable) Change
(dollars in thousands, except per share amounts)	2020	2019	$	%(1)
Revenues:
Rental income	$485,483	$522,270	$(36,787)	(7.0)%
Fee and management income	9,820	11,680	(1,860)	(15.9)%
Other property income	2,714	2,756	(42)	(1.5)%
Total revenues	498,017	536,706	(38,689)	(7.2)%
Operating Expenses:
Property operating expenses	87,490	90,900	3,410	3.8%
Real estate tax expenses	67,016	70,164	3,148	4.5%
General and administrative expenses	41,383	48,525	7,142	14.7%
Depreciation and amortization	224,679	236,870	12,191	5.1%
Impairment of real estate assets	2,423	87,393	84,970	97.2%
Total operating expenses	422,991	533,852	110,861	20.8%
Other:
Interest expense, net	(85,303)	(103,174)	17,871	17.3%
Gain on disposal of property, net	6,494	28,170	(21,676)	(76.9)%
Other income (expense), net	9,245	(676)	9,921	NM
Net income (loss)	5,462	(72,826)	78,288	107.5%
Net (income) loss attributable to noncontrolling interests	(690)	9,294	(9,984)	(107.4)%
Net income (loss) attributable to stockholders	$4,772	$(63,532)	$68,304	107.5%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. Our non-same-center portfolio includes 28 properties disposed of and seven properties acquired after December 31, 2018. Below are explanations of the significant fluctuations in the results of operations for the years ended December 31, 2020 and 2019:
Rental Income decreased $36.8 million as follows:
•$20.7 million decrease related to our same-center portfolio primarily as follows:
▪$26.8 million decrease largely due to the COVID-19 pandemic and its economic impact. This includes an increased number of Neighbors we have identified as a credit risk which resulted in a decrease to rental income of $24.4 million, including a $3.1 million reduction in revenues due to reserves on straight-line rent adjustments for the related leases. Additionally, we saw a $2.4 million decrease due to rent abatement;
▪$2.8 million decrease primarily due to non-cash straight-line rent amortization;
▪$7.1 million increase primarily due to a $0.23 increase in average minimum rent per square foot and a 0.8% improvement in average occupancy; and
▪$2.0 million increase in recovery income primarily due to a $3.1 million increase owing largely to higher recoverable insurance expenses and higher same-center occupancy, partially offset by a $1.1 million decrease in recoverable utilities.
•$16.1 million decrease related to our net disposition of 21 properties.

Fee and Management Income:
•The $1.9 million decrease in fee and management income is primarily due to fees no longer received from REIT III following its acquisition by us in October 2019; a decrease in fees received from NRP, primarily due to property dispositions; and lower rent and recovery collections for our unconsolidated joint ventures as a result of the COVID-19 pandemic, which resulted in lower management fees paid to us. This offsets improvements in fees received from GRP I and GRP II (prior its acquisition by GRP I).
Property Operating Expenses decreased $3.4 million as follows:
•$0.3 million decrease related to our same-center portfolio and corporate operating activities:
▪$1.4 million decrease primarily due to reduced performance compensation;
▪$1.2 million decrease primarily in connection with our expense reduction initiatives, including $0.8 million largely owing to lower maintenance and utility costs, and $0.4 million largely owing to lower travel expenses; and
▪$2.3 million increase in insurance expenses owing to a higher volume of claims and higher market rates.
•$3.1 million decrease related to our net disposition of 21 properties.
Real Estate Taxes decreased $3.1 million as follows:
•$1.1 million decrease related to our same-center portfolio primarily as a result of successful real estate tax appeals; and
•$2.0 million decrease related to our net disposition of 21 properties.
General and Administrative Expenses:
•The $7.1 million decrease in general and administrative expenses was primarily related to expense reductions taken to reduce the impact of the COVID-19 pandemic, with the majority of these decreases related to compensation.
Depreciation and Amortization decreased $12.2 million as follows:
•$7.6 million decrease related to our net disposition of 21 properties; and
•$4.6 million decrease related to our same-center portfolio and corporate operating activities, primarily due to intangible assets becoming fully amortized by December 31, 2019.
Impairment of Real Estate Assets:
•Our decrease in impairment of real estate assets of $85.0 million was due to a lower volume of assets under contract or actively marketed for sale at a disposition price that was less than the carrying value in 2020 as compared to 2019, the proceeds from which were used to fund tax-efficient acquisitions, to fund redevelopment opportunities in owned centers, and for general corporate purposes. We continue to sell non-core assets and may potentially recognize impairments in future quarters, but our anticipated disposition activity was reduced due to market conditions as a result of the COVID-19 pandemic.
Interest Expense, Net:
•The $17.9 million decrease during the year ended December 31, 2020 as compared to the same period in 2019 was largely due to the decrease in LIBOR and expiring interest rate swaps in 2020 as well as repricing activities that occurred in 2019. Interest Expense, Net was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2020	2019
Interest on revolving credit facility, net	$1,668	$1,827
Interest on term loans, net	46,798	62,745
Interest on secured debt	29,001	23,048
Loss on extinguishment or modification of debt, net	4	2,238
Non-cash amortization and other	7,832	13,316
Interest expense, net	$85,303	$103,174

Weighted-average interest rate as of end of year	3.1%	3.4%
Weighted-average term (in years) as of end of year	4.1	5.0
Gain on Disposal of Property, Net:
•The $21.7 million decrease was primarily related to the sale of seven properties (plus other miscellaneous disposals and write-offs) with a net gain of $6.5 million during the year ended December 31, 2020, as compared to the sale of 21 properties with net gain of $28.2 million during the year ended December 31, 2019 (see Note 5).
Other Income (Expense), Net:
•The $9.9 million change was largely due to other impairment charges of $9.7 million in connection with the REIT III public offering during the year ended December 31, 2019, which included $7.8 million of impairment charges related to our corporate intangible asset and $1.9 million of impairment charges related to organization and offering costs. Other Income (Expense), Net was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2020	2019
Change in fair value of earn-out liability	$10,000	$7,500
Equity in (loss) income of unconsolidated joint ventures	(31)	1,069
Transaction and acquisition expenses	(539)	(598)
Federal, state, and local income tax expense	(491)	(785)
Other impairment charges	(359)	(9,661)
Settlement of property acquisition-related liabilities	510	1,360
Other	155	439
Other income (expense), net	$9,245	$(676)

Summary of Operating Activities for the Years Ended December 31, 2019 and 2018
For a discussion of the year-to-year comparisons in the results of operations for the years ended December 31, 2019 and 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report on Form 10-K, filed with the SEC on March 12, 2020.

Non-GAAP Measures
Same-Center Net Operating Income—We present Same-Center NOI as a supplemental measure of our performance. We define NOI as total operating revenues, adjusted to exclude non-cash revenue items, less property operating expenses and real estate taxes. For the three months and years ended December 31, 2020 and 2019, Same-Center NOI represents the NOI for the 275 properties that were wholly-owned and operational for the entire portion of both comparable reporting periods. We believe Same-Center NOI provides useful information to our investors about our financial and operating performance because it provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income (loss). Because Same-Center NOI excludes the change in NOI from properties acquired or disposed of after December 31, 2018, it highlights operating trends such as occupancy levels, rental rates, and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs.
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
The table below compares Same-Center NOI for the years ended December 31, 2020 and 2019 (dollars in thousands):

			Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Revenues:
Rental income(1)	$364,998	$360,548	$4,450
Tenant recovery income	122,835	120,870	1,965
Reserves for uncollectibility(2)	(26,458)	(5,179)	(21,279)
Other property income	2,609	2,552	57
Total revenues	463,984	478,791	(14,807)	(3.1)%
Operating expenses:
Property operating expenses	70,270	70,208	(62)
Real estate taxes	65,727	66,461	734
Total operating expenses	135,997	136,669	672	0.5%
Total Same-Center NOI	$327,987	$342,122	$(14,135)	(4.1)%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or is considered creditworthy.

Same-Center Net Operating Income Reconciliation—Below is a reconciliation of Net Income (Loss) for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Net income (loss)	$5,462	$(72,826)
Adjusted to exclude:
Fees and management income	(9,820)	(11,680)
Straight-line rental income(1)	(3,356)	(9,079)
Net amortization of above- and below- market leases	(3,173)	(4,185)
Lease buyout income	(1,237)	(1,166)
General and administrative expenses	41,383	48,525
Depreciation and amortization	224,679	236,870
Impairment of real estate assets	2,423	87,393
Interest expense, net	85,303	103,174
Gain on disposal of property, net	(6,494)	(28,170)
Other (income) expense, net	(9,245)	676
Property operating expenses related to fees and management income	6,098	6,264
NOI for real estate investments	332,023	355,796
Less: Non-same-center NOI(2)	(4,036)	(13,674)
Total Same-Center NOI	$327,987	$342,122
(1)Includes straight-line rent adjustments for Neighbors deemed to be non-creditworthy.
(2)Includes operating revenues and expenses from non-same-center properties which includes properties acquired or sold and corporate activities.

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

The following table presents our calculation of FFO, FFO Attributable to Stockholders and Convertible Noncontrolling Interests, and Core FFO and provides additional information related to our operations for the years ended December 31, 2020, 2019, and 2018 (in thousands, except per share amounts):

	2020	2019	2018
Calculation of FFO Attributable to Stockholders and Convertible Noncontrolling Interests
Net income (loss)	$5,462	$(72,826)	$46,975
Adjustments:
Depreciation and amortization of real estate assets	218,738	231,023	177,504
Impairment of real estate assets	2,423	87,393	40,782
Gain on the disposal of property, net	(6,494)	(28,170)	(109,300)
Adjustments related to unconsolidated joint ventures	1,552	(128)	560
FFO attributable to the Company	221,681	217,292	156,521
Adjustments attributable to noncontrolling interests not convertible into common stock	—	(282)	(299)
FFO attributable to stockholders and convertible noncontrolling interests	$221,681	$217,010	$156,222
Calculation of Core FFO
FFO attributable to stockholders and convertible noncontrolling interests	$221,681	$217,010	$156,222
Adjustments:
Depreciation and amortization of corporate assets	5,941	5,847	13,779
Change in fair value of earn-out liability and derivatives	(10,000)	(7,500)	2,393
Other impairment charges	359	9,661	—
Amortization of unconsolidated joint venture basis differences	1,883	2,854	167
Loss (gain) on extinguishment or modification of debt, net	4	2,238	(93)
Transaction and acquisition expenses	539	598	3,426
Other	—	158	232
Core FFO	$220,407	$230,866	$176,126

FFO Attributable to Stockholders and Convertible Noncontrolling Interests/Core FFO per share
Weighted-average common shares outstanding - diluted(1)	333,466	327,510	241,367
FFO attributable to stockholders and convertible noncontrolling interests per share - diluted	$0.66	$0.66	$0.65
Core FFO per share - diluted	$0.66	$0.70	$0.73
(1)Restricted stock awards were dilutive to FFO Attributable to Stockholders and Convertible Noncontrolling Interests per share and Core FFO per share for the years ended December 31, 2020, 2019, and 2018, and, accordingly, their impact was included in the weighted-average common shares used in their respective per share calculations. For the year ended December 31, 2019, restricted stock units had an anti-dilutive effect upon the calculation of earnings per share and thus were excluded. For details related to the calculation of earnings per share, see Note 15.

Earnings Before Interest, Taxes, Depreciation, and Amortization for Real Estate (“EBITDAre”) and Adjusted EBITDAre—Nareit defines EBITDAre as net income (loss) computed in accordance with GAAP before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) gains or losses from disposition of depreciable property, and (v) impairment write-downs of depreciable property. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect EBITDAre on the same basis.
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
We have included the calculation of EBITDAre to better align with publicly traded REITs. We use EBITDAre and Adjusted EBITDAre as additional measures of operating performance which allow us to compare earnings independent of capital structure, determine debt service and fixed cost coverage, and measure enterprise value. Additionally, we believe they are a useful indicator of our ability to support our debt obligations. EBITDAre and Adjusted EBITDAre should not be considered as alternatives to net income (loss), as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions. Accordingly, EBITDAre and Adjusted EBITDAre should be reviewed in connection with other GAAP measurements, and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Our EBITDAre and Adjusted EBITDAre, as presented, may not be comparable to amounts calculated by other REITs.
The following table presents our calculation of EBITDAre and Adjusted EBITDAre for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Calculation of EBITDAre
Net income (loss)	$5,462	$(72,826)	$46,975
Adjustments:
Depreciation and amortization	224,679	236,870	191,283
Interest expense, net	85,303	103,174	72,642
Gain on disposal of property, net	(6,494)	(28,170)	(109,300)
Impairment of real estate assets	2,423	87,393	40,782
Federal, state, and local tax expense	491	785	232
Adjustments related to unconsolidated joint ventures	3,355	2,571	446
EBITDAre	$315,219	$329,797	$243,060
Calculation of Adjusted EBITDAre
EBITDAre	$315,219	$329,797	$243,060
Adjustments:
Change in fair value of earn-out liability and derivatives	(10,000)	(7,500)	2,393
Other impairment charges	359	9,661	—
Amortization of unconsolidated joint venture basis differences	1,883	2,854	167
Transaction and acquisition expenses	539	598	3,426
Adjusted EBITDAre	$308,000	$335,410	$249,046

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:
•cash distributions to stockholders;
•investments in real estate;
•capital expenditures and leasing costs;
•redevelopment and repositioning projects;
•repurchases of common stock; and
•principal and interest payments on our outstanding indebtedness.
We expect our primary sources of liquidity to be:
•operating cash flows;
•proceeds received from the disposition of properties;
•reinvested distributions;
•proceeds from debt financings, including borrowings under our unsecured revolving credit facility;
•distributions received from joint ventures; and
•available, unrestricted cash and cash equivalents.
Our cash from operations has been reduced, and we anticipate that it may continue to be negatively impacted, at least in the near term, as a result of the COVID-19 pandemic as we temporarily experience reduced or delayed cash payments and/or revenue from Neighbors. Additionally, our cash from financing activities has been impacted by actions taken to preserve liquidity, such as the suspension of our distributions and the DRIP beginning in April 2020 and continuing through November 2020, and the suspension of the SRP for DDI beginning in March 2020 and continuing through December 2020. The cash on hand resulting from these actions allowed us to execute the Tender Offer as well as reinstate distributions, including the DRIP, beginning in December 2020. Further, the SRP for DDI was reinstated effective January 2021.
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

Debt—The following table summarizes information about our debt as of December 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Total debt obligations, gross	$2,307,686	$2,372,521
Weighted-average interest rate	3.1%	3.4%
Weighted-average term (in years)	4.1	5.0

Revolving credit facility capacity	$500,000	$500,000
Revolving credit facility availability(1)	490,404	489,805
Revolving credit facility maturity(2)	October 2021	October 2021
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
During the years ended December 31, 2020 and 2019, we took steps to reduce our leverage, lower our cost of debt, and appropriately ladder our debt maturities. Our debt activity during the year ended December 31, 2020 was as follows:
•In January 2020, we paid down $30 million of term loan debt maturing in 2021 using proceeds from property dispositions in 2019. Following this repayment, our next term loan maturity is in April 2022 and includes an option to extend the maturity to October 2022, with its execution being subject to compliance with certain terms included in the loan agreement, including the absence of any defaults and the payment of relevant fees. We intend to either exercise our option to extend the maturity or to negotiate under new terms.
•In April 2020, we borrowed $200 million on our revolving credit facility to meet our operating needs for a sustained period due to the COVID-19 pandemic.
•In June 2020, we fully repaid the outstanding balance on our revolving credit facility as our rent and recovery collections during the second quarter, combined with our COVID-19 expense reduction initiatives, sufficiently funded our operating needs and provided enough stability to allow for this repayment. Further, we did not borrow on our revolving credit facility during the remainder of 2020.
•In the fourth quarter, we executed early repayments of $24.5 million in mortgage debt.
Our debt activity during the year ended December 31, 2019, which we expect will save approximately $1.9 million in interest annually, was as follows:
•In September 2019, we repriced a $200 million term loan, lowering the interest rate spread from 1.75% over LIBOR to 1.25% over LIBOR, while maintaining the current maturity of September 2024.
•In October 2019, we repriced a $175 million term loan from a spread of 1.75% over LIBOR to 1.25% over LIBOR, while maintaining the current maturity of October 2024.
•In December 2019, we executed a $200 million fixed-rate secured loan maturing in January 2030. The proceeds from this loan, along with proceeds from property dispositions, were used to pay down $265.9 million of term loan debt maturing in 2020 and 2021.
Our debt is subject to certain covenants, and as of December 31, 2020, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the next twelve months.

Financial Leverage Ratios—We believe our debt to Adjusted EBITDAre, debt to total enterprise value, and debt covenant compliance as of December 31, 2020 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our joint ventures, as of December 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Net debt:
Total debt, excluding market adjustments and deferred financing expenses	$2,345,620	$2,421,520
Less: Cash and cash equivalents	104,952	18,376
Total net debt	$2,240,668	$2,403,144

Enterprise value:
Total Net debt	$2,240,668	$2,403,144
Total equity value(1)	2,797,234	3,682,161
Total enterprise value	$5,037,902	$6,085,305
(1)Total equity value is calculated as the number of common shares and OP units outstanding multiplied by the EVPS at the end of the period. There were 319.7 million diluted shares outstanding with an EVPS of $8.75 as of December 31, 2020 and 331.7 million diluted shares outstanding with an EVPS of $11.10 as of December 31, 2019.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,240,668	$2,403,144
Adjusted EBITDAre - annualized(1)	308,000	335,410
Net debt to Adjusted EBITDAre - annualized	7.3x	7.2x

Net debt to total enterprise value
Net debt	$2,240,668	$2,403,144
Total enterprise value	5,037,902	6,085,305
Net debt to total enterprise value	44.5%	39.5%
(1)Adjusted EBITDAre is based on a trailing twelve months. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - EBITDAre and Adjusted EBITDAre” of this filing on Form 10-K for a reconciliation to Net Income (Loss).
Capital Expenditures and Redevelopment Activity—We make capital expenditures during the course of normal operations, including maintenance capital expenditures and tenant improvements as well as value-enhancing anchor space repositioning and redevelopment, ground-up outparcel development, and other accretive projects. In response to the COVID-19 pandemic, our capital investments have been prioritized to support the reopening of our Neighbors and new leasing activity, or deferred if possible.
During the years ended December 31, 2020 and 2019, we had capital expenditures of $64.0 million and $75.5 million, respectively. We expect our capital expenditures to reach $85 million - $95 million in 2021, which includes $54.5 million related to development and redevelopment projects. As of December 31, 2020, our redevelopment projects in process include a demolition and rebuild of a Publix anchor at one of our centers for a total investment of approximately $7.6 million, with the remaining spend of $6.1 million expected to be completed in 2021. We expect our development and redevelopment projects to stabilize within 24 months. We anticipate that obligations related to capital improvements as well as redevelopment and development in 2020 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving line of credit. Below is a summary of our capital spending activity for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Capital expenditures for real estate:
Maintenance capital and tenant improvements	$27,747	$33,842
Redevelopment and development	30,521	37,488
Total capital expenditures for real estate	58,268	71,330
Corporate asset capital expenditures	3,972	1,988
Capitalized indirect costs(1)	1,725	2,174
Total capital spending activity	$63,965	$75,492
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
We target an average incremental yield of 8% to 11% for development and redevelopment projects. Incremental yield reflects the incremental NOI generated by each project upon expected stabilization and is calculated as incremental NOI divided by net project investment. Incremental NOI is the difference between the NOI expected to be generated by the stabilized project and the forecasted NOI without the planned improvements. Incremental yield does not include peripheral impacts, such as lease rollover risk or the impact on the long term value of the property upon sale or disposition.
Merger and Acquisition Activity—We continually monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. Due to the COVID-19 pandemic, as well as the resulting market conditions, our acquisition activity was lower than anticipated during 2020, and we anticipate that acquisition activity may remain low throughout 2021. Below is a summary of our merger and acquisition activity for the years ended December 31, 2020 and 2019 (dollars and square feet in thousands):

	2020	2019
	Third-Party Acquisitions	REIT III Merger(1)	Third-Party Acquisitions
Number of properties purchased	2	3	2
Number of outparcels purchased(2)	2	—	2
Total square footage acquired	216	251	213
Total price of acquisitions	$41,482	$16,996	$71,722
(1)Number of properties and outparcels excludes those owned through our investment in GRP II, which we acquired through the merger with REIT III in 2019. GRP II was subsequently acquired by GRP I in October 2020.
(2)Outparcels purchased in 2020 and 2019 are parcels of land adjacent to shopping centers that we own.
Disposition Activity—We are actively evaluating our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. Seeding joint venture portfolios is another desirable growth strategy as we retain ownership interests in the seeded properties while simultaneously increasing our high-margin fee revenue earned through the provision of management services to those properties. We expect to continue to make strategic dispositions during 2021. The following table highlights our property dispositions during the years ended December 31, 2020 and 2019 (dollars and square feet in thousands):

	2020	2019
Number of properties sold(1)	7	21
Number of outparcels sold	1	1
Total square footage sold	678	2,564
Proceeds from sale of real estate	$57,902	$223,083
Gain on sale of properties, net(2)	10,117	30,039
(1)We retained certain outparcels of land associated with one of our property dispositions during the year ended December 31, 2020, and as a result, this property is still included in our total property count.
(2)The gain on sale of property, net does not include miscellaneous write-off activity, which is also recorded in Gain on Sale or Contribution of Property, Net on the consolidated statements of operations and comprehensive income (loss).

Distributions—Distributions to our common stockholders and OP unit holders, including key financial metrics for comparison purposes, for the years ended December 31, 2020 and 2019, are as follows (in thousands):

Cash distributions to OP unit holders	Net cash provided by operating activities

Cash distributions to common stockholders	Core FFO(1)

Distributions reinvested through the DRIP

(1)See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Funds from Operations and Core Funds from Operations” of this filing on Form 10-K for the definition of Core FFO, or information regarding why we present Core FFO, and for a reconciliation of this non-GAAP financial measure to Net Income (Loss).

During 2020, we paid distributions of $0.05583344 per share, or $0.67 annualized, for the months of December 2019 and January, February, and March 2020 until the suspension of stockholder distributions by the Board. During the year ended December 31, 2019, we paid monthly distributions of $0.05583344 per share. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code.
On March 27, 2020, as a result of the uncertainty surrounding the COVID-19 pandemic, our Board suspended stockholder distributions, effective after the payment of the March 2020 distribution on April 1, 2020. The DRIP was also suspended, and the March 2020 distribution was paid in all cash on April 1, 2020. The suspension of stockholder distributions and the DRIP did not impact our qualification as a REIT.
On November 4, 2020, our Board reinstated monthly stockholder distributions beginning December 2020 equal to $0.02833333 per share, or $0.34 annualized. Additionally, the DRIP was reinstated with this distribution. OP unit holders received distributions at the same rate as common stockholders. The distribution and DRIP for December 2020 became effective for stockholders of record at the close of business on December 31, 2020, and this distribution was paid on January 12, 2021. Distributions were paid for January and February 2021. Additionally, our Board has approved distributions of $0.02833333 per share for March 2021.

Our Board intends to evaluate distributions on a monthly basis throughout 2021.
To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain, and which does not equal net income (loss) as calculated in accordance with GAAP). We generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year due to meeting the REIT qualification requirements. However, we may be subject to certain state and local taxes on any income, property, or net worth and to federal income and excise taxes on our undistributed income.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
Cash Flow Activities—As of December 31, 2020, we had cash and cash equivalents and restricted cash of $131.9 million, a net cash increase of $36.8 million during the year ended December 31, 2020.
Below is a summary of our cash flow activity for the years ended December 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Net cash provided by operating activities	$210,576	$226,875	$(16,299)	(7.2)%
Net cash (used in) provided by investing activities	(44,092)	64,183	(108,275)	NM
Net cash used in financing activities	(129,655)	(280,254)	150,599	53.7%
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
•Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $9.8 million for the year ended December 31, 2020, a decrease of $1.9 million as compared to the same period in 2019, primarily due to fee and management income no longer received from REIT III following its acquisition by us in October 2019; a decrease in fees received from NRP largely due to property dispositions; and lower rent and recovery collections for our unconsolidated joint ventures, which resulted in lower management fees paid to us, as a result of the COVID-19 pandemic. This offsets improvements in fees received from GRP I and GRP II (prior its acquisition by GRP I).
•Cash paid for interest—During the year ended December 31, 2020, we paid $78.5 million for interest, a decrease of $10.9 million over the same period in 2019, largely due to a decrease in LIBOR and expiring interest rate swaps in 2020, as well as repricing activities occurring in 2019.
Investing Activities—Our net cash (used in) provided by investing activities was primarily impacted by the following:
•Real estate acquisitions—During the year ended December 31, 2020, our third party acquisitions resulted in a total cash outlay of $41.5 million, as compared to a total cash outlay of $71.7 million during the same period in 2019. Additionally, our Merger with REIT III, which included a 10% equity interest in GRP II (prior to its acquisition by GRP I in October 2020), resulted in a total cash outlay of $17.0 million during the year ended December 31, 2019.
•Real estate dispositions—During the year ended December 31, 2020, our dispositions resulted in a net cash inflow of $57.9 million, as compared to a net cash inflow of $223.1 million during the same period in 2019.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the year ended December 31, 2020, we paid $64.0 million for capital expenditures, a decrease of $11.5 million over the same period in 2019. This decrease was primarily driven by reduced capital expenditures since the first quarter of 2020, as our capital investments were prioritized to support the reopening of our Neighbors and new leasing activity, or deferred if possible.
Financing Activities—Our net cash used in financing activities was primarily impacted by the following:
•Debt borrowings and payments—Cash from financing activities is primarily affected by inflows from borrowings and outflows from payments on debt. During the year ended December 31, 2020, we had $64.8 million in net repayment of debt primarily as a result of early repayments of debt utilizing cash from the disposition of properties and cash on hand. During the year ended December 31, 2019, we had $89.1 million in net repayment of debt, primarily using cash received from the disposition of properties.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders decreased by $94.0 million during the year ended December 31, 2020 as compared to the same period in 2019, primarily due to the temporary suspension of stockholder distributions.
•Share repurchases—Cash outflows for share repurchases decreased by $29.4 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to the suspension of the SRP. In connection with the Tender Offer, $77.6 million due to shareholders who tendered their shares was not yet paid as of December 31, 2020, and is recorded as Accounts Payable and Other Liabilities on our consolidated balance sheets. The amount was subsequently paid on January 5, 2021 (see Note 13 for more detail).
Off-Balance Sheet Arrangements
We are the limited guarantor for up to $190 million, capped at $50 million in most instances, of NRP’s debt. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Additionally, we are the limited guarantor of a $175 million mortgage loan secured by GRP I properties. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor. We entered into a separate agreement with Northwestern Mutual in which we agreed to apportion any potential liability under this guaranty between us and them based on our ownership percentage.

Contractual Commitments and Contingencies
We have debt obligations related to both our secured and unsecured debt. In addition, we have operating leases pertaining to office equipment for our business as well as ground leases at certain of our shopping centers. The table below excludes obligations related to tenant allowances and improvements because such amounts are not fixed or determinable. However, we believe we currently have sufficient financing in place to fund any such amounts as they arise through cash from operations or borrowings. The following table details our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Debt obligations - principal payments(1)	$2,307,522	$62,589	$436,898	$379,569	$503,162	$500,381	$424,923
Debt obligations - interest payments(2)	285,788	68,710	58,768	50,785	38,767	25,457	43,301
Operating lease obligations	8,896	831	805	654	528	297	5,781
Finance lease obligations	171	102	29	24	16	—	—
Total	$2,602,377	$132,232	$496,500	$431,032	$542,473	$526,135	$474,005
(1)The revolving credit facility matures in October 2021 and includes an option to extend the maturity to October 2022, with its execution being subject to compliance with certain terms included in the loan agreement, including the absence of any defaults and the payment of relevant fees. We intend to either exercise our option to extend the maturity or to negotiate under new terms. As of December 31, 2020, we have no outstanding balance on our revolving credit facility.
(2)Future variable-rate interest payments are based on interest rates as of December 31, 2020, including the impact of our swap agreements.
Our portfolio debt instruments and the unsecured revolving credit facility contain certain covenants and restrictions. The following is a list of certain restrictive covenants specific to the unsecured revolving credit facility and unsecured term loans that were deemed significant:
•limits the ratio of total debt to total asset value, as defined, to 60% or less with a surge to 65% following a material acquisition;
•limits the ratio of secured debt to total asset value, as defined, to 40% or less with a surge to 45% following a material acquisition;
•requires the fixed-charge ratio, as defined, to be 1.5:1 or greater, or 1.4:1 following a material acquisition;
•limits the ratio of cash dividend payments to FFO, as defined, to 95%;
•requires the current tangible net worth to exceed the minimum tangible net worth, as defined;
•limits the ratio of unsecured debt to unencumbered total asset value, as defined, to 60% or less with a surge to 65% following a material acquisition; and
•requires the unencumbered NOI to interest expense ratio, as defined, to 1.75:1 or greater, or 1.7:1 following a material acquisition.

Inflation
Inflation has been low historically and has had minimal impact on the operating performance of our shopping centers; however, inflation can increase in the future. Certain of our leases contain provisions designed to mitigate the adverse effect of inflation, including rent escalations and requirements for Neighbors to pay their allocable share of operating expenses, including common area maintenance, utilities, real estate taxes, insurance, and certain capital expenditures. Additionally, many of our leases are for terms of less than ten years, which allows us to target increased rents to current market rates upon renewal.

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

Because of the adverse economic conditions and uncertainty regarding the impacts of the COVID-19 pandemic, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change or vary significantly from actual results. Please refer to Notes 2 and 17 for additional discussion on the potential impact that the COVID-19 pandemic could have on significant accounting estimates as employed per our critical accounting policies.
Real Estate Acquisition Accounting—Most of our real estate acquisition activity does not meet the definition of a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs are capitalized and amortized over the life of the related assets, and there is no recognition of goodwill. Costs incurred related to properties that were not ultimately acquired were expensed and recorded in Other (Expense) Income on the consolidated statements of operations. Regardless of whether an acquisition is considered a business combination or an asset acquisition, we record the costs of the business or assets acquired as tangible and intangible assets and liabilities based upon their estimated fair values as of the acquisition date.
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
We record above-market and below-market lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease. We also consider fixed-rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized. If a tenant has a unilateral option to renew a below-market lease, we include such an option in the calculation of the fair value of such lease and the period over which the lease is amortized if we determine that the Neighbor has a financial incentive and wherewithal to exercise such option.
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
We estimate the value of Neighbor origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rentals at market rates during the expected lease-up periods.
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
Valuation of Real Estate Assets—We review our owned real estate properties for evidence of impairment quarterly. Particular examples of events and changes in circumstances that could indicate potential impairments are significant decreases in occupancy, operating income, and market values or planned dispositions in which a published or contract price is less than the current carrying value of the assets being targeted for disposition. When indicators of potential impairment suggest that the carrying value of our real estate may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, estimated sales price, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of these assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate assets as defined by Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment. During the year ended December 31, 2020, we recorded $2.4 million in impairment of real estate assets.
Properties classified as real estate held for sale represent properties that are under contract for sale and where the applicable pre-sale due diligence period has expired prior to the end of the reporting period. When a property is identified as held-for-sale, we compare the contract sales price of the property, net of estimated selling costs, to the net book value of the property. If the estimated net sales price of the property is less than the net book value, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.
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
Rental Income—A majority of our revenue is lease revenue derived from our real estate assets, for which we are the lessor. On January, 1 2019, we adopted ASC Topic 842, Leases (“ASC 842”) using a modified-retrospective approach. As such, beginning January 1, 2019, we evaluate whether a lease is an operating, sales-type, or direct financing lease using the criteria established in ASC 842. Leases will be considered either sales-type or direct financing leases if any of the following criteria are met:
•if the lease transfers ownership of the underlying asset to the lessee by the end of the term;
•if the lease grants the lessee an option to purchase the underlying asset that is reasonably certain to be exercised;
•if the lease term is for the major part of the remaining economic life of the underlying asset; or
•if the present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.
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
We record property operating expense reimbursements due from Neighbors for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred. A portion of our Neighbors reimburse operating costs on a fixed-rate basis, and in those circumstances, operating expense reimbursements due to us are recorded on a straight-line basis. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ materially from the estimated reimbursement.
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
If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (i.e., the lessee is the owner), then the leased asset is the unimproved space and any tenant allowances funded under the lease are treated as lease incentives, which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. We consider a number of different factors in evaluating whether the lessee or we are the owner of the tenant improvements for accounting purposes. These factors include:
•whether the lease stipulates how and on what a tenant improvement allowance may be spent;
•whether the tenant or landlord retains legal title to the improvements;
•the uniqueness of the improvements;
•the expected economic life of the tenant improvements relative to the length of the lease; and
•who constructs or directs the construction of the improvements.
Historically, we periodically reviewed the collectibility of outstanding receivables. Following the adoption of ASC 842, lease receivables are reviewed continually to determine whether or not it is probable that we will realize substantially all remaining lease payments for each of our Neighbors (i.e., whether a Neighbor is deemed to be a credit risk). Additionally, we record a general reserve based on our review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical bad debt, outstanding balances, and the current economic climate. If we determine it is not probable that we will collect substantially all of the remaining lease payments from a Neighbor, revenue for that Neighbor is recorded on a cash basis (“cash-basis Neighbor”), including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. We will resume recording lease income on an accrual basis for cash-basis Neighbors once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments. The aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Rental Income rather than in Property Operating, where our reserves were previously recorded, on the consolidated statements of operations.
Impact of Recently Issued Accounting Pronouncements—In response to the COVID-19 pandemic, the Financial Accounting Standards Board (“FASB”) issued interpretive guidance addressing the accounting treatment for lease concessions attributable to the pandemic. Under this guidance, entities may elect to account for such lease concessions consistent with how they would be accounted for under ASC 842 if the enforceable rights and obligations for the lease concessions already existed within the lease agreement, regardless of whether such enforceable rights and obligations are explicitly outlined within the lease. This accounting treatment may only be applied if (1) the lease concessions were granted as a direct result of the pandemic, and (2) the total cash flows under the modified lease are less than or substantially the same as the cash flows under the original lease agreement. As a result, entities that make this election will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist within the contract, and may elect not to account for these concessions as lease modifications within the scope of ASC 842.
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
We have elected not to account for any qualifying lease concessions granted as a result of the COVID-19 pandemic as lease modifications and will account for any qualifying concessions granted as if no changes to the lease contract were made. This will result in an increase to the related lease receivable as payments accrue while we continue to recognize rental income. We will, however, assess the impact of any such concessions on estimated collectibility of the related lease payments and will reflect any adjustments as necessary as an offset to Rental Income on the consolidated statements of operations.
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
As of December 31, 2020, we had six interest rate swaps that fixed LIBOR on $1.0 billion of our unsecured term loan facilities.
As of December 31, 2020, we had not fixed the interest rate on $580.5 million of our unsecured debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. We estimate that a one percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2020 would result in approximately $5.8 million of additional interest expense annually. The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure. For further discussion of certain quantitative details related to our interest rate swaps, see Note 10.
The information presented above does not consider all exposures or positions that could arise in the future. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We do not have any foreign operations, and thus, we are not exposed to foreign currency fluctuations.
In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark. In November 2020, the Federal Reserve Board announced that banks must stop writing new U.S. dollar (“USD”) LIBOR contracts by the end of 2021 and that, no later than June 30, 2023, when USD LIBOR will no longer be published, market participants should amend legacy contracts to use the Secured Overnight Financing Rate or another alternative reference rate. We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our variable rate debt as discussed in Note 9 and the swap rate for our interest rate swaps, as discussed in Note 10. See “Part I, Item 1A. Risk Factors” of this filing on Form 10-K for further discussion on risks related to changes in LIBOR reporting practices, the method in which LIBOR is determined, or the use of alternative reference rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2020.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

w PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors
Below is certain information about our current directors serving on the Board of Directors (“Board”) for Phillips Edison & Company, Inc. (“we,” the “Company,” “PECO,” “our,” or “us”) as of the date hereof:

Jeffrey S. Edison Chairman Director Since 2009 Age 60
Mr. Edison has served as PECO’s Chairman of the Board and Chief Executive Officer since December 2009 and also served as President from October 2017 to August 2019. Mr. Edison also served as Chairman of the Board and Chief Executive Officer of Phillips Edison Grocery Center REIT III, Inc. (“REIT III”) from April 2016 through the date it merged with PECO in October 2019, and served as Chairman of the Board and Chief Executive Officer of Phillips Edison Grocery Center REIT II, Inc. (“REIT II”) from 2013 through the date it merged with PECO in November 2018. Mr. Edison co-founded Phillips Edison Limited Partnership (“PELP”) and has served as a principal of it since 1995. Before founding Phillips Edison, Mr. Edison was a senior vice president from 1993 until 1995 and was a vice president from 1991 until 1993 at Nations Bank’s South Charles Realty Corporation. Mr. Edison was employed by Morgan Stanley Realty Incorporated from 1987 until 1990, and was employed by The Taubman Company from 1984 to 1987. Mr. Edison holds a Bachelor of Arts in mathematics and economics from Colgate University and a Master of Business Administration from Harvard University.

Among the most important factors that led to the Board’s recommendation that Mr. Edison serve as a director are his leadership skills, integrity, judgment, knowledge of PECO, his experience as a director and chief executive officer of PECO, REIT II, and REIT III, and his commercial real estate expertise.

Leslie T. Chao Lead Independent Director Director Since 2010 Age 64
Mr. Chao has served as a director since July 2010 and as Lead Independent Director since November 2017. He retired in 2008 as Chief Executive Officer of Chelsea Property Group, Inc., a New York Stock Exchange (“NYSE”) listed shopping center real estate investment trust (“REIT”) with operations in the United States, Asia and Mexico (now part of Simon Property Group, NYSE: SPG), previously serving as President and Chief Financial Officer. He has been a board member of London-based Value Retail PLC since 2009; and a co-founder and chairman of entities comprising Value Retail China, a privately-held owner/developer of retail properties, since 2012. From 2005 to 2008 he was an inaugural member of the board of Link REIT, the first publicly-listed and largest REIT in Hong Kong. Earlier in his career, Mr. Chao was with Manufacturers Hanover Corporation (now part of JPMorgan Chase & Co.), ending in 1987 as a Vice President in the bank holding company treasury group. He received an MBA from Columbia University and an AB from Dartmouth College, where he is a member of the President’s Leadership Council and the advisory board of the Hopkins Center for the Arts. He is based in New York City.

Among the most important factors that led to the Board’s recommendation that Mr. Chao serve as a director are his extensive domestic and international commercial real estate expertise, accounting and financial management expertise, public company director experience, integrity, judgment, leadership skills, and independence from management and our affiliates.

Elizabeth Fischer Director Since 2019 Age 61
Ms. Fischer joined Goldman Sachs & Co. LLC in 1998 and most recently served as Managing Director of the Bank Debt Portfolio Group from 2010 until her retirement in May 2019, where she managed Leveraged Finance-led syndicated loans. She also served four years as co-head of Goldman Sachs’ firm-wide Women’s Network for the Americas. Prior to joining Goldman Sachs, she held various positions in the leveraged finance, syndications, and risk management group at the Canadian Imperial Bank of Commerce (CIBC). Ms. Fischer began her career at KPMG LLP. She holds a Bachelor of Arts from Colgate University and a Master of Business Administration from New York University.
Among the most important factors that led to the Board’s recommendation that Ms. Fischer serve as a director are her financial and investment expertise, leadership skills, integrity, judgment, and independence from management and our affiliates.

Paul J. Massey, Jr. Director Since 2010 Age 61
Mr. Massey began his career in 1983 at Coldwell Banker Commercial Real Estate Services, now CBRE, in Midtown Manhattan, first as the head of the market research department, and next as an investment sales broker. Together with partner Robert A. Knakal, he founded Massey Knakal Realty Services, which became New York City’s largest investment property sales brokerage firm, of which Mr. Massey served as Chief Executive Officer. With 250 sales professionals serving more than 200,000 property owners, Massey Knakal Realty Services was ranked as New York City’s #1 property sales company in transaction volume by the Costar Group, a national, independent real estate analytics provider. With more than $4.0 billion in annual sales, Massey Knakal was also ranked as one of the nation’s largest privately-owned real estate brokerage firms. On December 31, 2014, Massey Knakal was sold to global commercial real estate firm Cushman & Wakefield, Inc., for which Mr. Massey served as President - New York Investment Sales through April 2018. In July 2018, Mr. Massey founded B6 Real Estate Advisors, a real estate brokerage firm in New York City, and currently serves as its Chief Executive Officer. In 2007, Mr. Massey was the recipient of the Real Estate Board of New York’s (“REBNY’’) prestigious Louis B. Smadbeck Broker Recognition Award. Mr. Massey also serves as Chair for REBNY’s Ethics and Business Practice Subcommittee, was a director on the Commercial Board of Directors of REBNY, is Chairman of the Board of Trustees of the Roxbury Latin School, and serves as a chair or member of numerous other committees. He served as a director of REIT II from July 2014 to August 2017. Mr. Massey holds a Bachelor of Arts in economics from Colgate University.
Among the most important factors that led to the Board’s recommendation that Mr. Massey serve as a director are his integrity, judgment, leadership skills, extensive commercial real estate expertise, familiarity with our company, and independence from management and our affiliates.

Stephen R. Quazzo Director Since 2013 Age 61
Mr. Quazzo is co-founder and Chief Executive Officer of Pearlmark Real Estate, L.L.C. From 1991 to 1996, Mr. Quazzo served as President of Equity Institutional Investors, Inc., a subsidiary of investor Sam Zell’s private holding company, Equity Group Investments, Inc. Mr. Quazzo was responsible for raising equity capital and performing various portfolio management services in connection with the firm’s real estate investments, including institutional opportunity funds and public REITs. Prior to joining the Zell organization, Mr. Quazzo was in the Real Estate Department of Goldman, Sachs & Co., where he was a vice president responsible for the firm’s real estate investment banking activities in the Midwest. Mr. Quazzo holds a Bachelor of Arts and a Master of Business Administration from Harvard University, where he serves as a member of the Board of Dean’s Advisors for the business school. He is a Trustee of the Urban Land Institute (ULI), Trustee and immediate past Chair of the ULI Foundation, a member of the Pension Real Estate Association, and a licensed real estate broker in Illinois. In addition, Mr. Quazzo currently serves a director of Marriott Vacations Worldwide (NYSE: VAC) and previously served as a director of ILG, Inc. (Nasdaq: ILG) until September 2018 and Starwood Hotels & Resorts Worldwide, Inc. (NYSE: HOT) until September 2016. He also sits on a number of non-profit boards, including Rush University Medical Center, the Chicago Symphony Orchestra Endowment, the Chicago Parks Foundation, Deerfield Academy, and City Year Chicago.
Among the most important factors that led to the Board’s recommendation that Mr. Quazzo serve as a director are his commercial real estate expertise, investment management expertise, public company director experience, leadership skills, integrity, judgment, and independence from management and our affiliates.

Jane Silfen Director Since 2019 Age 35
Ms. Silfen is the founder and owner of Mayfair Advisors LLC, which was founded in 2019 to advise clients on sustainability and clean technology investment opportunities. Since 2015, she also has served as Vice President at Mayfair Management Co., Inc., a New York City-based family office, where she is responsible for overseeing and making public and private investments. In February of 2021, Ms. Silfen was named interim CFO of Genera Energy Inc., a sustainable packaging company. Ms. Silfen began her career in investment banking at Goldman Sachs and later served as Vice President at Encourage Capital, LLC. She holds a Bachelor of Arts from the University of Pennsylvania and a Master in Public Policy and Master of Business Administration from Harvard University.
Among the most important factors that led to the Board’s recommendation that Ms. Silfen serve as a director are her investment experience, clean technology and sustainability expertise, integrity, judgment, and independence from management and our affiliates.

John A. Strong Director Since 2018 Age 60
Since July 2010, Dr. Strong has served as Chairman and Chief Executive Officer of Bankers Financial Corporation, a diversified financial services company for outsourcing solutions for claims, policy and flood products for insurers; insurance tracking for lenders; human resources solutions for small business; warranties for consumer electronics and new homes; insurance and maintenance services for properties, businesses and builders; and surety bonds for bail. From 2005 to 2010, he served as the President and Managing Partner of Greensboro Radiology. Since 2007, Dr. Strong has served as a board member of Bankers Financial Corporation. He previously served as a director of REIT II from May 2017 to November 2018 when it merged into PECO. Dr. Strong holds a Bachelor of Arts in mathematics from Duke University and a Doctor of Medicine degree from Michigan State University College of Human Medicine as well as his residency and fellowship in radiology from Duke University.
Among the most important factors that led to the Board’s recommendation that Dr. Strong serve as a director are his financial and management expertise, judgment, leadership skills, and independence from management and our affiliates.

Gregory S. Wood Director Since 2016 Age 62
Mr. Wood has been Executive Vice President and Chief Financial Officer of EnergySolutions, Inc., a leading services provider to the nuclear industry, since June 2012. Prior to that, Mr. Wood held the role of Chief Financial Officer at numerous public and private companies, including Actian Corporation, Silicon Graphics, Liberate Technologies, and InterTrust Technologies. Mr. Wood was a director of Steinway Musical Instruments, Inc. from October 2011 to October 2013, where he also served as Chairman of the Audit Committee. Mr. Wood, a certified public accountant (inactive), holds a Bachelor of Business Administration in accounting from the University of San Diego and a Juris Doctor from the University of San Francisco School of Law.
Among the most important factors that led to the Board’s recommendation that Mr. Wood serve as a director are Mr. Wood’s accounting and financial management expertise, public company director experience, integrity, judgment, and independence from management and our affiliates.

Board Leadership Structure
The Board believes that it should have the flexibility to periodically (i) determine the leadership structure that is best for the Company and (ii) review such structure to determine whether it continues to serve the Company and its stockholders. The Board believes the current leadership structure, with Mr. Edison serving as both Chief Executive Officer and Chairman of the Board, provides a well-functioning and effective balance between strong management leadership and appropriate oversight by the Lead Independent Director. The Board believes this is the optimal structure to guide the Company and maintain the focus required to achieve the business goals and grow stockholder value. As Chairman of the Board, Mr. Edison presides over Board and stockholder meetings, oversees the setting of the agenda for those meetings and the dissemination of information about the Company to the Board, and represents the Company at public events.
Because the Chairman is an employee of the Company, the Board elects a Lead Independent Director from its independent directors. Mr. Chao has served as our Lead Independent Director since November 2017. The Chairman and Chief Executive Officer consults periodically with the Lead Independent Director on Board matters, Board agendas, and on issues facing the Company. In addition, the Lead Independent Director: (i) serves as the principal liaison between the Chairman of the Board and the independent directors; (ii) presides at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors; and (iii) performs such other duties as may be assigned by the Board. Our Lead Independent Director also has the authority to call meetings of the independent directors of the Board.
Board Committees
To assist the Board in undertaking its responsibilities, and to allow deeper engagement in certain areas of Company oversight, the Board has established two standing committees: Audit Committee and Compensation Committee. Both committees are comprised exclusively of independent directors, as determined under the NYSE listing standards. Each committee’s charter is available on our website at www.phillipsedison.com/investors/governance. The current chairs and members of each committee are set forth below:

	Audit Committee	Compensation Committee
Leslie T. Chao	Chair
Elizabeth Fischer	Member
Paul J. Massey, Jr.		Member
Stephen R. Quazzo	Member
Jane Silfen		Member
John A. Strong		Chair
Gregory S. Wood	Member
Audit Committee—The Audit Committee’s primary function is to assist the Board in fulfilling its responsibilities by overseeing the Company’s independent registered public accounting firm, reviewing the financial information to be provided to our stockholders and others, overseeing the system of internal control over financial reporting that management has established, and overseeing our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. The Board has determined that Mr. Chao qualifies as an “audit committee financial expert” as defined by applicable U.S. Securities and Exchange Commission (“SEC”) regulations and that all members of the Audit Committee are “financially literate” within the meaning of the NYSE listing standards. During 2020, the Audit Committee held five meetings.
Compensation Committee—The Compensation Committee’s primary functions are to discharge the Board’s responsibility relating to compensation of our directors and executive officers by evaluating and approving director and executive officer compensation plans, policies and programs. The Compensation Committee also is responsible for (i) reviewing and discussing with management the Compensation Discussion and Analysis (‘‘CD&A’’) required to be included in this Annual Report on Form 10-K, (ii) recommending to the Board whether the CD&A should be included in such Annual Report, and (iii) providing a Compensation Committee Report that complies with the applicable federal securities laws and regulations for inclusion in this Annual Report on Form 10-K. During 2020, the Compensation Committee held five meetings.
Director Nomination Process
The Board is responsible for selecting its own nominees and recommending them for election by our stockholders. All director nominees then stand for election by our stockholders annually. The Board does not have a standing nominating committee or a charter that governs the director nomination process. The Board believes that the primary reason for creating a standing nominating committee is to ensure that candidates for independent director positions can be identified and their qualifications assessed under a process free from conflicts of interest with PECO. Because nominations for vacancies in independent director positions are handled exclusively by the independent directors, the Board has determined that the creation of a standing nominating committee is not necessary at this time.
Board Membership Criteria—The Board annually reviews the appropriate experience, skills, and characteristics required of directors in the context of the then-current membership of the Board. This assessment includes, in the context of the perceived needs of the Board at that time, issues of knowledge, experience, judgment, and skills such as an understanding of commercial real estate, capital markets, business leadership, accounting, financial management, and environmental, social, and corporate governance matters. No one person is likely to possess deep experience in all of these areas. Therefore, the Board has sought a diverse board of directors whose members collectively possess these skills and experiences. Other considerations include the candidate’s independence from PECO and our affiliates and the ability of the candidate to participate in Board meetings regularly and to devote an appropriate amount of time and effort in preparation for those meetings. It also is expected that independent directors nominated by the Board shall be individuals who possess a reputation and hold (or have held) positions or affiliations befitting a director of a large public company and are (or have been) actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional, or academic community. As detailed in the director biographies above, the Board believes that the slate of directors recommended for election at the Annual Meeting possesses these diverse skills and experiences.
Stockholder Nominees—Stockholders may directly nominate potential directors (without the recommendation of the Board) by satisfying the procedural requirements for such nomination as provided in Section 2.12 of our Bylaws. In order for stockholder nominees to be considered for nomination by the Board, recommendations made by stockholders must be submitted within the timeframe required to request a proposal to be included in the proxy materials. In evaluating the persons recommended by stockholders as potential directors, the Board will consider each candidate without regard to the source of the recommendation and take into account those factors that the Board determines are relevant.
Corporate Governance Guidelines
The Board has adopted the Corporate Governance Guidelines, which are available on our website at www.phillipsedison.com/investors/governance. The contents of our website are not incorporated by reference into this Form 10-K.
Code of Ethics
The Board has adopted a Code of Ethics that applies to all of our directors, officers, and employees, including our principal executive, principal financial, and principal accounting officers. The Code of Ethics is available on our website at www.phillipsedison.com/investors/governance. In the event of any changes to the Code of Ethics, revised copies will be made available on our website. The contents of our website are not incorporated by reference into this Form 10-K.
Attendance
The Board held seven meetings in 2020. During 2020, each director attended at least 75% of the aggregate number of the meetings of the Board and each committee of the Board on which he or she then served. Each of the directors then serving on the Board attended the 2020 annual meeting of stockholders. Each director is expected to make reasonable efforts to attend all meetings of the Board and Committees on which the director serves, as well as the Company’s annual meeting.
Board’s Role in Risk Oversight
While day-to-day risk management is primarily the responsibility of PECO’s management team, the Board is responsible for strategic planning and overall supervision of our risk management activities. The Board, including through its Audit Committee, is actively involved in overseeing risk management for PECO through: (i) its oversight of our executive officers and our subsidiaries and affiliates; (ii) its review and approval of all transactions with related parties; (iii) its review and discussion of regular periodic reports to the Board and its committees, including management reports on property operating data, compliance with debt covenants, actual and projected financial results, compliance with requirements set forth in our charter and Corporate Governance Guidelines, and various other matters relating to our business; and (iv) its review and discussion of regular periodic reports from our independent registered public accounting firm to the Audit Committee regarding various areas of potential risk. The Board’s Compensation Committee also assesses executive compensation risk and balances it so that Company executives are not incentivized to take actions which create unnecessary risk for the Company.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee was an officer or employee of PECO during 2020, and no member of the Compensation Committee is a former officer of PECO or was a party to any related party transaction involving PECO required to be disclosed under Item 404 of Regulation S-K. During 2020, none of our executive officers served on the board of directors or on the compensation committee of any other entity that has or had executive officers serving as a member of the Board or the Compensation Committee.
Stockholder Communications with the Board
We have established several means for our stockholders to communicate concerns to the Board. If the concern relates to our financial statements, accounting practices, or internal controls, then stockholders should submit the concern in writing directed to the Audit Committee Chair, c/o our Corporate Secretary at our executive offices. If the concern relates to our governance practices, business ethics, or corporate conduct, then stockholders should submit the concern in writing to the Lead Independent Director, c/o our Corporate Secretary at our executive offices. If uncertain as to which category a concern relates, then a stockholder should submit the concern in writing to the Independent Directors, c/o our Corporate Secretary at our executive offices.
Executive Officers
Below is certain information about our current executive officers as of the date hereof:

Jeffrey S. Edison Chairman & Chief Executive Officer Age 60
Mr. Edison has served as PECO’s Chairman of the Board and Chief Executive Officer since December 2009 and also served as President from October 2017 to August 2019. Mr. Edison also served as Chairman of the Board and Chief Executive Officer of REIT III from April 2016 through the date it merged with PECO in October 2019, and served as Chairman of the Board and Chief Executive Officer of REIT II from 2013 through the date it merged with PECO in November 2018. Mr. Edison co-founded PELP and has served as a principal of it since 1995. Before founding Phillips Edison, Mr. Edison was a senior vice president from 1993 until 1995 and was a vice president from 1991 until 1993 at Nations Bank’s South Charles Realty Corporation. Mr. Edison was employed by Morgan Stanley Realty Incorporated from 1987 until 1990, and was employed by The Taubman Company from 1984 to 1987. Mr. Edison holds a Bachelor of Arts in mathematics and economics from Colgate University and a Master of Business Administration from Harvard University.

Devin I. Murphy President Age 61
Mr. Murphy has served as our President since August 2019. Prior to that, he served as our Chief Financial Officer from June 2013, when he joined the Company, to August 2019. Before joining Phillips Edison in 2013, Mr. Murphy worked for 28 years as an investment banker and held senior leadership roles at Morgan Stanley and Deutsche Bank. He served as the Global Head of Real Estate Investment Banking at Deutsche Bank. His Deutsche Bank team executed over 500 transactions of all types for clients representing total transaction volume exceeding $400 billion and included initial public offerings, mergers and acquisitions, common stock offerings, secured and unsecured debt offerings, and private placements of both debt and equity. Mr. Murphy began his banking career at Morgan Stanley in 1986 and held a number of senior positions including Vice Chairman, co-head of US Real Estate Investment Banking, and Head of Real Estate Private Capital Markets. He also served on the Investment Committee of the Morgan Stanley Real Estate Funds, a series of global real estate funds with over $35 billion in assets under management. During his 20 years with Morgan Stanley, Mr. Murphy and his teams executed numerous capital markets and merger and acquisition transactions including a number of industry-defining transactions. Mr. Murphy served as a Director of the NYSE-listed real estate services firm Grubb and Ellis prior to its sale to BGC Partners and of the S&P 500 company Apartment Investment and Management (AIV) prior to its spin off transaction. Mr. Murphy currently serves as an independent director of Apartment Income REIT Corp (AIRC), a NYSE-listed apartment REIT, and serves on the Audit, Compensation, and Nominating Committees of AIRC. He is also an independent director of CoreCivic (CXW), a NYSE-listed corporation that provides diversified government solutions in corrections and detention management. He serves on the Audit and Risk Committees at CXW. Mr. Murphy received a Bachelor of Arts in English and History with Honors from the College of William and Mary and a Masters of Business Administration from the University of Michigan.

Robert F. Myers Chief Operating Officer & Executive Vice President Age 48
Mr. Myers has served as our Chief Operating Officer since October 2010. Mr. Myers joined PECO in 2003 as a Senior Leasing Manager, was promoted to Regional Leasing Manager in 2005 and became Vice President of Leasing in 2006. He was named Senior Vice President of Leasing and Operations in 2009, and Chief Operating Officer in 2010. Before joining PECO, Mr. Myers spent six years with Equity Investment Group, where he started as a property manager in 1997. He served as director of operations from 1998 to 2000 and as director of lease renegotiations/leasing agent from 2000 to 2003. He received his Bachelor’s degree in business administration from Huntington College in 1995.

John P. Caulfield Chief Financial Officer, Senior Vice President & Treasurer Age 40
Mr. Caulfield has served as our Chief Financial Officer, Senior Vice President, and Treasurer since August 2019. Prior to that, he served as our Senior Vice President of Finance from January 2016 to August 2019, with responsibility for financial planning and analysis, budgeting and forecasting, risk management, and investor relations. He served as chief financial officer, treasurer, and secretary of REIT III from August 2019 to October 2019 when it merged with PECO. He joined PECO in March 2014 as vice president of treasury and investor relations. Prior to joining PECO, Mr. Caulfield served as vice president of treasury and investor relations with CyrusOne Inc. (Nasdaq: CONE) from February 2012 to March 2014 where he played a key role in the company’s successful spinoff and IPO from Cincinnati Bell (NYSE: CBB); the establishment of its capital structure and treasury function; and creation, positioning, and strategy of messaging and communications with investors and research analysts. Prior to that, he spent seven years with Cincinnati Bell, holding various positions in treasury, finance, and accounting, including assistant treasurer and director of investor relations. Mr. Caulfield has a Bachelor’s degree in accounting and a Master of Business Administration from Xavier University and is a certified public accountant.

Tanya E. Brady General Counsel, Senior Vice President & Secretary Age 53
Ms. Brady has served as our General Counsel and Senior Vice President since January 2015 and as Secretary since November 2018. She joined PECO in 2013 as Vice President and Assistant General Counsel. She has over 20 years of experience in commercial real estate and corporate transactions, including joint venture and fund formation matters, structuring and negotiating asset and entity-level acquisitions and dispositions and related financings, the sales and purchases of distressed loans, and general corporate matters. She also has extensive commercial leasing and sale leaseback experience. Prior to joining PECO, Ms. Brady was a partner at the law firm of Kirkland & Ellis LLP in Chicago, Illinois. Prior to that, she held associate positions at the law firms of Freeborn & Peters LLP (Chicago, Illinois), King & Spalding LLP (Atlanta, Georgia), and Scoggins & Goodman, P.C. (Atlanta, Georgia). Ms. Brady received a Bachelor of Civil Law degree with honors from the National University of Ireland College of Law in Dublin, Ireland, and a Juris Doctor from DePaul University College of Law in Chicago. She is licensed to practice in Illinois, Georgia, Ohio, and Utah.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires directors, executive officers, the chief accounting officer, and any persons beneficially owning more than 10% of our common stock to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors, executive officers and chief accounting officer, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2020.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview
Named Executive Officers—This Compensation Discussion and Analysis describes our compensation program as it relates to our named executive officers (“NEOs”). For 2020, our named executive officers were:
•Jeffrey S. Edison, Chairman of the Board and Chief Executive Officer;
•Devin I. Murphy, President;
•John P. Caulfield, Chief Financial Officer, Senior Vice President, and Treasurer;
•Robert F. Myers, Chief Operating Officer and Executive Vice President; and
•Tanya E. Brady, Senior Vice President, General Counsel, and Secretary.

Summary of Key Compensation Practices

WHAT WE DO		WHAT WE DON’T DO

√	A significant portion of our executive officers’ total compensation opportunity is based on performance and is not guaranteed.	×	We do not provide “single-trigger” change in control cash severance payments.
√	We have a formulaic annual incentive bonus program based on goals for management.	×	We do not guarantee annual salary increases or minimum cash bonuses.
√	We align the interests of our executive officers with our stockholders by awarding a significant percentage of their equity compensation in the form of multi-year, performance-based equity awards.	×	We do not provide tax gross-up payments to any of our executive officers for tax amounts they might pay pursuant to Section 4999 or Section 409A of the Internal Revenue Code (the “Code”).
√	We enhance executive officer retention with time-based, multi-year vesting equity incentive awards.	×	We do not allow for repricing or buyouts of stock options without prior stockholder approval.
√	The Compensation Committee, which is comprised solely of independent directors, engages an independent compensation consultant.
COVID Impact—We recognized the uncertainty the COVID-19 pandemic was going to cause on our business operations. Early in 2020, as the COVID-19 pandemic’s impact developed, the Compensation Committee approved, at the recommendation of management, a temporary 25% reduction to the base salary of our chief executive officer, a temporary 10% reduction to the base salaries of each of our other NEOs, and a 10% reduction to the Board’s annual compensation. The reduction to base salaries was in effect until January 1, 2021. The Compensation Committee also considered adjusting performance metrics as a result of the COVID-19 pandemic. However, the Compensation Committee determined that as opposed to adjusting targets mid-year, the best approach would be to use its discretion in evaluating management’s performance for the year ended December 31, 2020. In a time when many of our peers were withdrawing guidance on their results, the Compensation Committee did not believe it could provide earnings goals that would appropriately measure management’s performance. Accordingly, the Compensation Committee took into account the impact of the COVID-19 pandemic in early 2021 when it considered our performance against our 2020 performance goals and determined to primarily assess the Company’s performance for 2020 on a relative basis to our performance-based peers as a suitable means for evaluating performance. Notwithstanding performing among the very top of our peer group on Adjusted Funds from Operations (“AFFO”)/Funds from Operations (“FFO”)/Same-Center net operating income (“NOI”) and collections, the

Compensation Committee ultimately approved bonuses that were 75% of target as discussed under “2020 Annual Cash Incentive Program”.
2020 Financial Performance—As discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this filing on Form 10-K, the following are the Company’s 2020 financial highlights:
•Net income of $5.5 million as compared to a net loss of $72.8 million a year ago, largely owing to lower impairments in 2020 due to the successful execution of our capital recycling program in recent years.
•Core FFO decreased by $10.5 million to $220.4 million, and declined by $0.04 to $0.66 per diluted share.
•Same-Center NOI decreased 4.1% to $328.0 million.
•General and administrative expenses decreased $7.1 million, or 14.7%, primarily due to expense reductions taken to reduce the impact of the COVID-19 pandemic, with the majority of these decreases related to compensation.
•We suspended stockholder distributions after the March 2020 distribution, and resumed monthly stockholder distributions beginning December 2020.
•Completed a tender offer which resulted in the repurchase of 13.5 million shares of common stock.
•Net debt to Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization for Real Estate (“Adjusted EBITDAre”) – annualized was 7.3x as compared to 7.2x during the same period a year ago.
•Leased portfolio occupancy totaled 94.7%, compared to 95.4% a year ago.
•Executed 861 leases (new, renewal, and options) totaling 4.7 million square feet with comparable new lease spreads of 8.2% and comparable renewal and option lease spreads of 6.7%.
•Realized $57.9 million of cash proceeds from the sale of seven properties and one outparcel.
•Acquired two properties and two outparcels for a total cost of $41.5 million.
•Net debt to total enterprise value of 44.5% compared to 39.5% at December 31, 2019.
For a more detailed discussion of our 2020 results, including a reconciliation of how we calculate FFO, Core FFO, Same-Center NOI, and EBITDAre, please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures” of this filing on Form 10-K. Management believes these Non-GAAP metrics are useful to investors and analysts.
Summary of Fixed and At Risk Pay Elements—The fixed and at risk pay elements of NEO compensation are reflected in the table and charts below:

	Element	Form	Description
Fixed Compensation	Base Salary	Cash
• Designed to compensate executive officers for services rendered on a day-to-day basis
• Provides guaranteed cash compensation to secure services of our executive talent
• Established based on scope of responsibilities, experience, performance, contributions, and internal pay equity considerations
• Compensation Committee reviews annually

Variable/ At-Risk Compensation	Annual Incentive Plan	Cash Bonus
• Designed to encourage outstanding individual and Company performance by motivating executives to achieve short-term Company and individual goals by rewarding performance measured against key annual strategic objectives
• 2020 Company performance metrics were AFFO per share and Same-Center NOI growth, which metrics were not adjusted during the COVID-19 pandemic

	Long-Term Incentive Plan	Time-Based Restricted Stock Units
• Compensation Committee believes a substantial portion of each executive’s compensation should be in the form of long-term equity incentives
• Designed to encourage management to create stockholder value over the long term; value of equity awards directly tied to changes in value of our common stock over time
• 2020 awards were 60% performance-based restricted stock units (or operating partnership units) and 40% time-based restricted stock units (or operating partnership units)
• Performance-based LTIP Units granted under the 2018 LTIP Program were deemed earned at maximum based on performance through December 31, 2020, but were capped at the target amount due to a decrease in Net Asset Value (“NAV”) per share from the beginning of the performance period

Performance-Based Restricted Stock Units

The following charts illustrate each NEO’s base salary, target annual cash incentive award, and target long-term equity incentive award as a percentage of total target compensation for 2020 (excluding certain ”Special LTIP Awards” which were granted to both our CEO and our President and which we will describe later within this Item):

Executive Compensation Objectives and Philosophy
The key objectives of our executive compensation program are to: (1) attract, motivate, reward, and retain superior executive officers with the skills necessary to successfully lead and manage our business; (2) achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives; and (3) incentivize our executive officers to build value and achieve financial objectives designed to increase the value of our business through short-term and long-term incentive compensation programs. For our executive officers, these short-term and long-term incentives are designed to accomplish these objectives by providing a significant correlation between our financial results and their actual total compensation.
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

Setting Executive Compensation
The Compensation Committee is responsible for approving the compensation of the CEO and other executive officers. When setting executive compensation, the Compensation Committee considers our overall Company performance, including our achievement of financial goals, and individual performance. In addition, in a time of adversity, such as the COVID-19 pandemic, the Compensation Committee will evaluate the executives’ ability to respond to the challenges present and will consider the NEOs’ compensation in light of their performance and response. They also consider compensation paid by similarly-situated REITs for their executive roles. In addition, the Compensation Committee continues to consider the projected performance and strategic outlook for the Company, the changing roles and responsibilities of our executive officers, and the expected future contributions of our executive officers. The Compensation Committee believes that understanding competitive market data is an important part of its decision-making process; while this exercise does not perfectly capture all the unique aspects of our business, typically it provides a solid foundation upon which to base executive compensation decisions.
Role of the Compensation Committee—The Compensation Committee, which is comprised entirely of independent directors, reviews the compensation packages for our executive officers, including an analysis of all elements of compensation separately and in the aggregate. The Compensation Committee operates under a written charter adopted by our Board, which provides that the Compensation Committee has overall responsibility to:
•review and approve corporate goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of those goals and objectives, and approve the CEO’s compensation levels based on such evaluation;
•review and approve the annual salary, bonus, and equity-based incentives and other benefits, direct and indirect, of the CEO and other executive officers;
•review and approve any employment agreements, severance arrangements, and change in control agreements or provisions, in each case as, when, and if appropriate; and
•administer the Company’s equity incentive plans, as well as any other stock option, stock purchase, incentive, or other benefit plans of the Company, fulfilling such duties and responsibilities as set forth in such plans.
In reviewing and approving these matters, the Compensation Committee considers such matters as it deems appropriate, including our financial and operating performance, the alignment of the interests of our executive officers and our stockholders, and our ability to attract and retain qualified and committed individuals. The Compensation Committee has the discretion to adjust performance goals used in our executive compensation programs to take into account extraordinary, unusual, or infrequently-occurring events and transactions not anticipated at the time the performance goals were set. In determining appropriate compensation levels for our CEO, the Compensation Committee meets outside the presence of management. With respect to the compensation levels of all other executives, the Compensation Committee meets outside the presence of all executive officers except our CEO. Our CEO annually reviews the performance of each of the other executives with the Compensation Committee.
Role of Compensation Consultant—The Compensation Committee engaged FPL Associates L.P. (“FPL”) to provide guidance regarding our executive compensation program for 2020. The Compensation Committee performs an annual assessment of the compensation consultant’s independence to determine whether the consultant is independent. During 2020, FPL did not provide services to the Company other than the services provided to the Compensation Committee. The Compensation Committee has determined that FPL is independent and that its work has not raised any conflicts of interest.
Benchmarking and Peer Group Comparisons—The Compensation Committee reviews competitive compensation data from a select group of peer companies and broader survey sources. Although comparisons of compensation paid to our NEOs relative to compensation paid to similarly situated executives in the survey and by our peers assist the Compensation Committee in determining compensation, the Compensation Committee principally evaluates executive compensation based on corporate objectives and individual performance.
For 2020, the following peer group, which is used to benchmark pay practices and with whom we compete for talent, was reviewed. Our management team proposed the peer group of companies, which was reviewed and approved by the Compensation Committee after it was independently verified by FPL:

Acadia Realty Trust	Kimco Realty Corporation	Retail Properties of America, Inc.
Brixmor Property Group Inc.	Kite Realty Group Trust	SITE Centers Corp. (formerly DDR)
Federal Realty Investment Trust	Regency Centers Corporation	Weingarten Realty Investors
InvenTrust Properties Corp	Retail Opportunity Investments Corp.
FPL also furnished a report to the Compensation Committee that compared the compensation of our executive officers to data in the National Association of Real Estate Investment Trusts (“Nareit”) survey to assess compensation levels for 2020. The Nareit survey includes 123 REITs and provides a broad market reference of REITs, including retail REITs, many of which compete with the Company for executive talent.
Advisory Vote on Executive Compensation
Each year, the Compensation Committee considers the outcome of the stockholder advisory vote on executive compensation when making future decisions relating to the compensation of our named executive officers and our executive compensation program and policies. In 2020, stockholders showed support for our executive compensation programs, with approximately 85% of the votes cast for the approval of the “say-on-pay” proposal at our 2020 annual meeting of stockholders. The Compensation Committee believes that this support is attributable to its commitment to continuing the alignment of our NEOs’ compensation with the Company’s performance.

Elements of Executive Compensation
Annual base salary, annual cash incentive, and long-term equity incentives are the primary elements of our executive compensation program, and, on an aggregate basis, they are intended to substantially satisfy our program’s overall objectives. The Compensation Committee seeks to set each of these elements of compensation at the same time to enable it to simultaneously consider all of the significant elements and their impact on compensation as a whole. Taking this comprehensive view of all compensation components also allows the Compensation Committee to make compensation determinations that reflect the principles of our compensation philosophy. We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy; however, the Compensation Committee does not apply any rigid allocation formula in setting our executive compensation, and may make adjustments to this approach for various positions after giving due consideration to prevailing circumstances, internal pay equity, and each individual’s responsibilities, experience, and performance. The Compensation Committee seeks to establish an appropriate mix of cash payments and equity awards to meet our short-term and long-term goals and objectives.
Base Salary—We provide base salaries to our NEOs to compensate them for services rendered on a day-to-day basis. Base salaries also provide guaranteed cash compensation to secure the services of our executive talent. The base salaries of our NEOs are primarily established based on the scope of their responsibilities, experience, performance, and contributions, and internal pay equity considerations, taking into account comparable company data provided by our compensation consultant and based upon the Compensation Committee’s understanding of compensation paid to similarly situated executives, adjusted as necessary to recruit or retain specific individuals. The Compensation Committee reviews the base salaries of our executive officers annually and may also increase the base salary of an executive at other times if a change in the scope of his or her responsibilities, such as a promotion, justifies such consideration.
We believe that providing a competitive base salary relative to the companies with which we compete for executive talent is a necessary element of a compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward our executive officers for their overall performance. Accordingly, the compensation philosophy and approach of the Compensation Committee is to generally provide a base salary for each of our executive officers at or near the 50th percentile base salary amount of similarly situated executives at companies in the National Association of Real Estate Investment Trusts (“Nareit”) survey with adjustments made to take into account other factors such as the executive’s responsibilities and experience and internal pay equity. Based on such review, Mr. Caulfield received a 10.0% increase to his base salary and Ms. Brady received a 4.3% increase to her base salary in 2020. The following table presents the base salary earned by each of our NEOs for the years ended December 31, 2020 and 2019:

Executive	2019 Base Salary	2020 Base Salary	% Increase
Jeffrey S. Edison	$850,000	$850,000	—
Devin I. Murphy	490,000	490,000	—
Robert F. Myers	490,000	490,000	—
John P. Caulfield	300,000	330,000	10.0%
Tanya E. Brady	350,000	365,000	4.3%
In addition, during the first quarter of 2020, in response to the COVID-19 pandemic, the Compensation Committee approved, at the recommendation of management, a temporary 25% reduction to the base salary of our chief executive officer and a temporary 10% reduction to the base salaries of each of our other NEOs. The reduction to the base salaries was in effect until January 1, 2021.
2020 Annual Cash Incentive Program
Highlights of 2020 Program

Program Design
In March 2020, the Compensation Committee, in consultation with FPL, approved the 2020 annual cash incentive program for our executive officers. The 2020 program used the same Company performance measures, AFFO and Same-Center NOI growth, as in 2019. Accordingly, under the 2020 annual cash incentive program, for all executive officers except Mr. Murphy, the weighting of Company and individual performance was as follows: AFFO per share target (50%), Same-Center NOI growth (20%), and individual performance (30%). Mr. Murphy’s award was based on AFFO per share (10%) and individual performance (90%). The Compensation Committee chose the relative weights of the performance measures based on its desire to emphasize financial results while maintaining a focus on non-financial initiatives.

Company Performance Goals
The Compensation Committee believes that AFFO is an appropriate and effective measure of annual Company-wide performance. FFO is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. FFO is net income (loss) attributable to common stockholders computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus real estate depreciation and amortization, and after adjustments for impairment losses on real estate. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO is calculated in a manner consistent with the Nareit definition, with an additional adjustment made for noncontrolling interests that are not convertible into common stock. AFFO adjusts FFO for depreciation and amortization of corporate assets and associated write-offs, changes in the fair value of the earn-out liability, amortization of unconsolidated joint venture basis differences, gains or losses on the extinguishment or modification of debt, other impairment charges, transaction and acquisition expenses, straight-line rents, amortization of in-place leases, deferred financing costs amortization and associated write-offs, amortization of market debt adjustments, equity compensation expense, tenant improvement capital expenditures, leasing costs, and maintenance capital expenditures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect AFFO on the same basis.
The Compensation Committee believes that Same-Center NOI growth is an appropriate and effective measure of financial performance compared to the prior year. Same-Center NOI is a non-GAAP performance financial measure that is widely used to highlight operating trends such as occupancy rates, rental rates, and operating costs on properties that were operational for both comparable periods.
Short-Term Incentive Program Performance Against Pre-COVID-19 Performance Targets
The 2020 performance criteria for the Company performance metrics, and our actual performance, are set forth below:

Performance Metric	Threshold (0.5x Payout)	Target (1.0x Payout)	Maximum (1.5x Payout)	Actual	Weighting (NEOs other than Mr. Murphy)(1)	Weighting (Mr. Murphy)
AFFO per Share	$0.57	$0.59	$0.64	$0.56	50%	10%
Same-Center NOI Growth	2.5%	3.0%	4.0%	(4.1)%	20%	—
(1)30% of the short-term incentive is based on individual performance metrics; this percentage is 90% in the case of Mr. Murphy.
In the latter half of 2020, we made strategic decisions to spend capital and accelerate certain expenses that will benefit the Company in the future, resulting in a lower AFFO. In the absence of these expenditures, the Company would have achieved a result between threshold and target for AFFO per share.
Due to the volume of retailers experiencing distress, the mandated closures, and the bankruptcies in the retail industry, the initial same-center NOI growth target was not able to be achieved. Our same-center NOI revenue declined 3.1% as a result of these circumstances.
Impact of COVID-19
As discussed above, the Compensation Committee determined that rather than adjusting targets mid-year, the best approach would be to use its discretion in evaluating management’s performance for the year ended December 31, 2020. Accordingly, in reviewing the performance of management for 2020, the Compensation Committee considered the initial goals and targets of the annual incentive program in light of the circumstances due to the COVID-19 pandemic. As performance against absolute targets set pre-COVID-19 was not an accurate reflection of how the NEOs performed in 2020, the Compensation Committee focused instead on relative performance to our peer group as a guide to making decisions regarding the appropriate level of payout under the short-term incentive program. In addition to Company performance relative to our peers, the Compensation Committee also considered the individual performance of each NEO, as evaluated by the Board, with respect to the CEO, and the CEO assisted with this decision with respect to our other NEOs.
Relative Performance Versus Peer Set
While the pandemic heavily impacted our ability to achieve pre-COVID-19 targets on AFFO and same-center NOI growth, management’s performance relative to the peer group described above in the industry was outstanding. The chart below reflects our performance relative to that of our peers, not only with respect to same-center NOI and AFFO per share growth, but also Core FFO per share growth and collections:

Performance Metric	Peer Range	Peer Mean	Peer Median	PECO	Rank
Same-Center NOI Growth	(11.6)% - (4.6)%	(8.2)%	(7.7)%	(4.1)%	1st
Core FFO per Share Growth	(25.0)% - (4.5)%	(18.7)%	(20.1)%	(5.7)%	2nd
AFFO per Share Growth	(25.6)% - 1.8%	(13.3)%	(18.1)%	(3.4)%	3rd
Q4 Collections	91% - 95%	93%	92%	95%	1st (tie)
One measure that our Compensation Committee considered for 2020 was collections relative to our peers as a fair assessment of our executives’ performance and management of our business during the COVID-19 pandemic. In the pandemic, cash management, collection, and conservation was incredibly important as it required frequent communication with tenants (whom we refer to as our “Neighbors”) and coordination across various groups within PECO, including property management, leasing, accounting, legal, and others.

Short-Term Incentive Program Capped at Target
Given that we did not achieve our operational metrics for the year, the Compensation Committee determined that short-term incentive program payouts would be capped at no more than target for the NEOs, regardless of the level of relative performance achieved. We believe this is appropriate because only peak performance should result in a maximum award payout under the short-term incentive program. We considered the experiences of our stockholders and determined that a short-term incentive program payout at target, even considering the outstanding relative performance achieved, would also not be appropriate. While the Compensation Committee believes management’s performance reflected favorably when considering the circumstances, the Compensation Committee also considered that the short-term incentive program is designed to reward the NEOs for performance on an annual basis. Therefore, the Compensation Committee has made the determination to pay each NEO 75% of his/her target bonus for the year ended December 31, 2020. It should be noted this is the lowest funded short-term incentive program since we internalized the management company in 2017, and bonuses for each NEO were between 54% and 57% based on the bonuses received for 2019.
Individual Performance Goals
In determining to pay 75% of each NEO’s target incentive compensation for 2020, the Compensation Committee not only considered the Company’s performance relative to that of its peers, but it also reviewed the performance of each NEO against his or her individual goals. The individual goals, as originally set for each NEO at the beginning of March 2020, are described below.
Mr. Edison’s individual goals in 2020 included performance related to the achievement of financial performance targets of the Company, creating and advancing the Company’s strategic vision, interfacing with the board of directors to develop Company strategy to maximize long term value, interfacing with major institutional investors and partners, and evaluating liquidity options.
Mr. Murphy’s individual goals in 2020 included performance related to the achievement of financial performance targets of the Company, growing revenue from the investment management business, achieving performance and disposition plans for our joint ventures, monitoring and improving profitability of the investment management business, and evaluating liquidity options.
Mr. Myers’ individual goals in 2020 included performance related to the achievement of financial performance targets of the Company, launching accretive redevelopment projects, sourcing properties to meet capital growth objectives, completing quality improvement and opportunistic disposition plans, and maintaining effective cost controls.
Mr. Caulfield’s individual goals in 2020 included performance related to the achievement of financial performance targets of the Company, decreasing the Company’s leverage, refinancing the revolving loan facility, maintaining effective internal controls and cost controls, and evaluating liquidity options.
Ms. Brady’s individual goals in 2020 included performance related to the achievement of financial performance targets of the Company, overseeing the transactional activity of the Company from acquisitions and dispositions to Neighbor leases, facilitating future growth in our investment management business through advising on structuring and legal considerations, maintaining effective cost controls, and evaluating liquidity options.
2020 Cash Target Awards and Resulting Awards Earned
The following table shows the annual cash incentive target award and the actual amount earned by each NEO for 2020:

Executive	Target Award	Total Award Earned and Paid
		Amount Earned	% of Target
Jeffrey S. Edison	$1,250,000	$937,500	75%
Devin I. Murphy	490,000	367,500	75%
Robert F. Myers	490,000	367,500	75%
John P. Caulfield	220,000	165,000	75%
Tanya E. Brady	175,000	131,250	75%

Long-Term Equity Incentive Program—The Compensation Committee believes that a substantial portion of each executive’s annual compensation should be in the form of long-term equity incentive awards. Long-term equity incentive awards encourage management to create stockholder value over the long term because the value of the equity awards is directly attributable to changes in the value of our common stock over time. In addition, long-term equity incentive awards are an effective tool for management retention because full vesting of the awards generally requires continued employment for multiple years. The purpose of the long-term incentive program is to further align the interests of our stockholders with that of management by encouraging our NEOs to remain employed by us for the long term and to create stockholder value in a “pay for performance” structure.
2020 Long-Term Incentive Program
In March 2020, the Compensation Committee approved the 2020 Long-Term Incentive Program for executive officers (the “2020 LTIP Program”), a multi-year long-term incentive program. Pursuant to the 2020 LTIP Program, we issued long-term equity awards (“LTIP Units”) in the form of restricted stock units (“RSUs”) in the Company or Class C limited partnership units (“Class C Units”) of Phillips Edison Grocery Center Operating Partnership I, L.P. (“PECO OP”), at the election of the executive. For 2020, Messrs. Edison, Myers and Caulfield and Ms. Brady elected to receive RSUs.
Under the 2020 LTIP Program, the Compensation Committee maintained the portion tied to future performance at 60% and the portion of the award that is time-based at 40%. The time-based LTIP Units, which are granted the year following the target award approval, vest in equal annual installments over a four-year period from January 1 of the year of grant, subject to the executive’s continued employment through the relevant vesting dates. The performance-based LTIP Units are earned based on the achievement of specified performance metrics measured at the end of the three-year performance period. The maximum number of performance-based LTIP Units earned cannot exceed two times the target number. Half of the earned performance-based LTIP Units vest when earned at the end of the three-year performance period and half of the earned performance-based LTIP Units vest one year later, subject to continued employment. The Compensation Committee may, in its discretion, accelerate the vesting schedule. The below graphic summarizes the vesting schedule of our executives’ performance-based and time-based equity awards as granted under the 2020 LTIP Program:

	Year 1	Year 2	Year 3	Year 4	Year 5

60%	Performance-Based Equity Awards			Vesting

40%		Time-Based Equity Awards

In March 2020, the NEOs (other than Mr. Murphy, whose long-term incentives are tied to the Special LTIP Award he received in 2019, as described in the footnote to the table below) were granted LTIP Units with the grant date fair values set forth below, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718: Compensation—Stock Compensation (“ASC 718”). The time-based awards represent the grant at target levels of time-based awards that were part of the 2019 Long-Term Incentive Program (“2019 LTIP Program”). The value of the performance-based awards represents the target level of performance achievable under the 2020 LTIP Program, which is 50% of the maximum performance-based award that can be earned and paid. The below table summarizes the awards granted to our NEOs in March 2020:

Name	Time-Based LTIP Units	Performance-Based LTIP Units at Target	Total LTIP Units Granted in 2020
Jeffrey S. Edison(1)	$1,169,996	$1,754,999	$2,924,995
Devin I. Murphy(1)	—	—	—
Robert F. Myers	359,995	540,004	899,999
John P. Caulfield	163,337	198,002	361,339
Tanya E. Brady	59,996	108,003	167,999
(1) In 2019, each of Mr. Edison and Mr. Murphy received one-time Special LTIP Awards of performance-based LTIP Units. The Special LTIP Award to Mr. Murphy is tied entirely to incremental revenue streams from the investment management business with the objective of focusing his efforts more on building recurring revenue than transaction-based fee income in order to create bespoke long-term incentives for each executive officer. Mr. Murphy’s Special LTIP Award was granted in lieu of any time-based or performance-based awards under the 2019 LTIP Program and future LTIP programs.
For the performance-based LTIP Units, there are two separate, equally-weighted performance metrics: (i) three-year average Same-Center NOI growth measured against a peer group of eight public retail REITs (listed below) and (ii) three-year Core FFO per share growth measured against the same peer group. At the end of the three-year performance period, 50% of the award earned based on achievement of the performance metrics vests and the remaining 50% of the earned award vests on the one-year anniversary of such date, subject to continued employment. The threshold, target, and maximum levels for the performance-based LTIP Units were as follows:

Metric	Weighting	Threshold (25% Payout)	Target (50% Payout)	Maximum (100% Payout)
Three-Year Average Same-Center NOI Growth	50%	25th Percentile of Peer Group	50th Percentile of Peer Group	75th Percentile of Peer Group
Three-Year Core FFO per Share Growth	50%	25th Percentile of Peer Group	50th Percentile of Peer Group	75th Percentile of Peer Group
For the 2020 LTIP Program, the eight public retail REITs against which we will measure these metrics are:

Brixmor Property Group	RPT Realty	Retail Properties of America, Inc.
Kimco Realty Corporation	Regency Centers Corporation	Weingarten Realty Investors
Kite Realty Group Trust	Retail Opportunity Investments Corp.
In addition, a NAV modifier will be applied if the growth in the Company’s NAV per share for the performance period is negative. Specifically, to the extent performance above the target level is achieved at the end of the performance period, yet the Company’s NAV per share growth for that same performance period is negative, the amount of earned awards will be capped at the target amount. The remaining amount of awards (the difference between those that would have otherwise been earned based on actual performance and the capped amount at target level) may become earned and thereafter vested if the Company’s NAV per share growth becomes positive at any point of time measured from the beginning of the performance period through up to five years following the completion of the performance period, assuming continued employment on such date; otherwise, the LTIP Units will be forfeited.

Summary of Long-Term Incentive Program Achievement

PERFORMANCE-BASED LONG-TERM INCENTIVES
Through December 31, 2020
LTIP Performance Period and Metrics	Weighting	2018	2019	2020	2021	2022	Status	Result	Payout %
2018-2020 Performance-Based LTIP Units
Same-Center NOI Growth vs. Peers	50%	100% Completed					Maximum	1st Place	100%
Core FFO per Share Growth vs. Peers	50%	3-Year Measurement Period with 5 Year					Maximum	1st Place	100%
NAV per Share Growth Modifier		Recoupment Period					Payout Capped at Target/Award Subject to Recoupment	-20.5%	Reduced to Target (50%)

2019-2021 Performance-Based LTIP Units
Same-Center NOI Growth vs. Peers	50%		67% Completed				Tracking at Maximum	Tracking at 1st Place	Tracking at 100%
Core FFO per Share Growth vs. Peers	50%		3-Year Measurement Period with 5 Year				Tracking at Maximum	Tracking at 1st Place	Tracking at 100%
NAV per Share Growth Modifier			Recoupment Period				Tracking to be Capped at Target/Award Subject to Recoupment	Tracking at -20.8%	Tracking to be Reduced to Target

2020-2022 Performance-Based LTIP Units
Same-Center NOI Growth vs. Peers	50%			33% Completed			Tracking at Maximum	Tracking at 1st Place	Tracking at 100%
Core FFO per Share Growth vs. Peers	50%			3-Year Measurement Period with 5 Year			Tracking at Maximum	Tracking at 2nd Place	Tracking at 100%
NAV per Share Growth Modifier				Recoupment Period			Tracking to be Capped at Target/Award Subject to Recoupment	Tracking at -21.2%	Tracking to be Reduced to Target

Payout under the 2018 Long-Term Incentive Program
The performance period for the performance-based LTIP Units granted under the 2018 LTIP Program ended on December 31, 2020. Based on our performance through December 31, 2020, these LTIP Units would have been earned at maximum, but because our NAV per share growth for that same performance period was negative, the amount of earned awards was capped at the target amount. The unearned portion in excess of target and up to the maximum will remain eligible to vest if our NAV per share becomes positive on or prior to December 31, 2025.
Employee Benefits
We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Our NEOs are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. We also provide a Company matching contribution under our 401(k) savings plan to employees generally, including our NEOs, up to the Internal Revenue Service limitations for matching contributions.
Other Benefits
Mr. Edison receives personal tax services provided by our internal tax department and has a time-share agreement with the Company for personal use of the corporate aircraft leased by the Company.
Employment, Severance, Change in Control, and Other Arrangements
We do not have employment agreements, severance or change in control agreements, or other arrangements with any of our NEOs other those described below.
Executive Change in Control Severance Plan—Our Amended and Restated Executive Change in Control Severance Plan for executive officers (the “Severance Plan”) provides for specified payments and benefits in connection with a termination of employment by the Company not for Cause or a resignation by the executive for Good Reason (as each such term is defined in the Severance Plan). Our goal in providing these severance and change in control payments and benefits is to offer sufficient cash continuity protection such that our NEOs will focus their full time and attention on the requirements of the business rather than the potential implications for their respective positions. We prefer to have certainty regarding the potential severance amounts payable to the NEOs, rather than negotiating severance at the time employment terminates. We also have determined that accelerated vesting provisions with respect to outstanding equity awards in connection with a qualifying termination of employment are appropriate because they encourage our NEOs to stay focused on the business in those circumstances rather than focusing on the potential implications for them personally. In order to receive the severance payments and benefits under the Severance Plan, the NEOs must execute a general release of claims and comply with non-competition and non-solicitation provisions that apply for 18 months (or 24 months in the case of Mr. Edison) following termination of employment and confidentiality provisions that apply during and following termination of employment.
Vesting Agreement with Devin Murphy—In October 2017, PECO entered into an agreement with Mr. Murphy regarding the vesting of his equity incentive awards (the “Murphy Vesting Agreement”). Pursuant to the Murphy Vesting Agreement, all time-based equity awards granted to Mr. Murphy vested upon the earlier of the vesting date set forth in the applicable equity award agreement and the date Mr. Murphy reached both (i) age 58 and (ii) a combined age and continuous years of service with the Company of 65 years (such date, the “Murphy Retirement Eligibility Date”). The Murphy Retirement Eligibility Date occurred in June 2019. The Murphy Vesting Agreement further provides that, if Mr. Murphy’s employment terminates on or following the Murphy Retirement Eligibility Date, he will remain eligible to vest in any performance-based LTIP Units, excluding the Special LTIP Award, as follows: (a) if his retirement occurs before 50% of the performance period has elapsed, then he will vest in a prorated portion of any performance-based LTIP Units actually earned based on performance at the end of the performance period, with the proration calculated based on the ratio of the number of days Mr. Murphy was employed during the performance period to the total number of days in the performance period and (b) if his retirement occurs after 50% or more performance period has elapsed, then Mr. Murphy will vest in any performance-based LTIP Units that are actually earned at the end of the performance period. The provisions of the Murphy Vesting Agreement do not apply to Mr. Murphy’s Special LTIP Award.
Tax and Accounting Considerations
We have not provided or agreed to provide any of our executive officers or directors with a gross-up or other reimbursement for tax amounts they might pay pursuant to Section 4999 or Section 409A of the Code. Sections 280G and 4999 of the Code provide that executive officers, directors who hold significant stockholder interests, and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of our Company that exceed certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional taxes. Section 409A also imposes additional significant taxes on the individual in the event that an employee, director or service provider receives “deferred compensation” that does not meet the requirements of Section 409A.
Section 162(m) of the Code limits the annual compensation deduction available to publicly held corporations to $1.0 million for certain “covered employees,” which generally includes our NEOs. In December 2020, the IRS issued final regulations that, among other things, expanded the definition of compensation to include a publicly held corporate partner’s distributable share of a partnership’s deduction for compensation expense attributable to amounts paid by the partnership for services performed by “covered employees” of the publicly held corporation. We anticipate that our taxable income will increase on an annual basis beginning with the 2021 calendar year as a result of the application of Section 162(m). To maintain our status as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders in the form of dividends. The increase in taxable income resulting from the application of the final regulations will be taken into account as the Board determines the amount of dividends to be paid to our stockholders for tax years ending on and after December 31, 2021. Although the Compensation Committee intends to consider the impact of Section 162(m) in structuring compensation programs, the Compensation Committee expects its primary focus to be on creating programs that address the needs and objectives of the Company regardless of the impact of Section 162(m). As a result, the Compensation Committee may make awards and structure programs that are not deductible under Section 162(m).
Hedging, Pledging, and Speculative Transactions
Our Insider Trading Policy prohibits all directors, officers, and other employees from engaging in any short-term speculative securities transactions such as short sales or buying or selling puts, calls, and other derivative securities, or engaging in any other hedging transaction with respect to the Company’s securities. The policy also prohibits all directors, officers, and other employees from pledging our securities as collateral for a loan or as collateral in a margin account.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Submitted by the Compensation Committee
John A. Strong (Chair)
Paul J. Massey, Jr.
Jane Silfen

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table
The following table and footnotes provide information regarding the compensation of our NEOs for the years presented:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Jeffrey S. Edison Chairman of the Board and Chief Executive Officer	2020	$751,923	$937,500	$2,924,995	$—	$157,324	$4,771,742
	2019	838,269	352,500	2,730,145	1,312,500	283,468	5,516,882
	2018	725,385	300,000	4,005,035	1,200,000	393,168	6,623,588
Devin I. Murphy President	2020	478,692	367,500	—	—	45,832	892,024
	2019	487,045	138,180	437,624	514,500	178,296	1,755,645
	2018	464,827	143,222	1,374,922	572,886	285,358	2,841,215
Robert F. Myers Chief Operating Officer and Executive Vice President	2020	478,692	367,500	899,999	—	46,302	1,792,493
	2019	487,045	171,990	1,517,622	514,500	166,883	2,858,040
	2018	474,731	143,222	1,287,372	572,886	289,215	2,767,426
John P. Caulfield(6) Chief Financial Officer, Senior Vice President and Treasurer	2020	316,615	165,000	361,339	—	23,104	866,058
	2019	259,505	53,580	210,996	199,500	38,659	762,240
Tanya E. Brady(6) General Counsel, Senior Vice President, and Secretary	2020	353,692	131,250	167,999	—	20,417	673,358
	2019	345,192	45,120	275,625	168,000	36,642	870,579
(1)For 2018 and 2019, represents amounts paid under the Annual Cash Incentive Program for the portion attributable to individual performance for each of 2018 and 2019 and paid in the following calendar year. For 2020, represents the discretionary bonus the Compensation Committee determined to pay our named executive officers for their performance in 2020. See “Compensation Discussion & Analysis - 2020 Annual Cash Incentive Program” for additional information regarding the amount paid for 2020.
(2)Amounts reflect the grant date fair value of time-based and performance-based LTIP Units as computed in accordance with FASB ASC Topic 718. The time-based awards were awarded in 2019 under the 2019 LTIP Program and granted in March 2020. The performance-based LTIP Units were awarded and granted in March 2020 under the 2020 LTIP Program. See “Compensation Discussion & Analysis - Long-Term Equity Incentive Program” for additional information regarding these awards.
The grant date fair value of the performance-based awards in the stock awards column is computed based on the probable outcome of performance conditions as of the grant date. This amount is consistent with the estimate of aggregate compensation cost to be recognized by the Company over the three-year performance period of the award determined as of the grant date under FASB ASC Topic 718. The assumptions used in calculating the valuations are set forth in Note 14 to the consolidated financial statements in this Annual Report on Form 10-K.
Assuming the maximum level of performance is achieved, the aggregate grant date fair value of each of the 2020, 2019, and 2018 awards is as shown in the following table:

Name	Performance-Based Awards Assuming Maximum Performance (2020 Awards)	Performance-Based Awards Assuming Maximum Performance (2019 Awards)	Performance-Based Awards Assuming Maximum Performance (2018 Awards)
Jeffrey S. Edison	$3,510,000	$3,510,000	$1,950,690
Devin I. Murphy	—	—	875,243
Robert F. Myers	1,080,000	1,080,005	875,243
John P. Caulfield	396,000	132,003	—
Tanya E. Brady	216,000	180,005	—
(3)In 2019, in addition to the amounts reflected in the Stock Awards column and described in footnote 2 above, each of Messrs. Edison and Murphy received a Special LTIP Award. See “Compensation Discussion & Analysis - Special LTIP Awards” for additional information on these awards. The table below shows the grant date fair value as computed in accordance with FASB ASC Topic 718 based on the probable outcome of performance conditions as of the grant date. This amount is consistent with the estimate of aggregate compensation cost to be recognized by the Company over the applicable five- or seven-year performance period of the award determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in calculating the valuations below are set forth in Note 14 to the consolidated financial statements in this Annual Report on Form 10-K:

Name	Grant Date Fair Value of Special LTIP Award	Value Assuming Maximum Performance
Jeffrey S. Edison	$7,500,005	$15,000,010
Devin I. Murphy	3,750,005	7,500,010
(4)Represents amounts paid under the Annual Cash Incentive Program for each of 2019 and 2018 for the portion attributable to Company performance for the applicable year. See “Compensation Discussion & Analysis - 2020 Annual Cash Incentive Program” for additional information regarding the incentive paid for the 2020 year.

(5)Amounts reported in the “All Other Compensation” column for 2020 include Company contributions to the 401(k) plan, distributions paid on unvested equity awards and phantom shares, the value of tax and accounting services provided by our internal tax and accounting departments, and personal use of the Company’s leased airplane. The following table identifies the value of each benefit:

Name	Retirement Plan Contributions	Distributions Paid on Unvested Equity Awards(a)	Perquisites(b)	Total
Jeffrey S. Edison	$8,550	$55,733	$93,041	$157,324
Devin I. Murphy	8,550	37,282	—	45,832
Robert F. Myers	8,550	37,752	—	46,302
John P. Caulfield	8,550	14,554	—	23,104
Tanya E. Brady	8,550	11,921	—	20,471
(a)Includes distributions paid on unvested time-based LTIP Units, unearned performance-based Class C Units, and dividend equivalents paid on unvested phantom shares. Distributions are paid on approximately 10% of the maximum number of unearned performance-based Class C Units and will be netted against the distributions to be paid on the earned Class C Units upon vesting. Dividends are not paid on performance-based RSUs until the first vesting date.
(b)For Mr. Edison, this amount includes $75,000 for personal tax and accounting services provided by our tax and accounting departments and $18,041 for personal use of the Company’s leased airplane. See “Related Party Transactions - Airplane Leases” for more information on personal use of the airplane.
(6)Mr. Caulfield and Ms. Brady first became NEOs in 2019. Accordingly, pursuant to SEC rules, their prior year information is not included. Mr. Caulfield became Chief Financial Officer on August 15, 2019.
2020 Grants of Plan-Based Awards
The following table provides information about equity and non-equity incentive awards granted to the NEOs in 2020:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(2)	Grant Date Fair Value of Stock Awards
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jeffrey S. Edison	3/11/20		$625,000	$1,250,000	$1,875,000	—	—	—	—	$—
	3/11/20	(3)	—	—	—	79,054	158,108	316,216	—	1,754,999
	3/11/20		—	—	—	—	—	—	105,405	1,169,996
Devin I. Murphy	3/11/20		245,000	490,000	735,000	—	—	—	—	—
Robert F. Myers	3/11/20		245,000	490,000	735,000	—	—	—	—	—
	3/11/20	(3)	—	—	—	24,325	48,649	97,298	—	540,004
	3/11/20		—	—	—	—	—	—	32,432	359,995
John P. Caulfield	3/11/20		110,000	220,000	330,000				—	—
	3/11/20	(3)	—	—	—	8,919	17,838	35,676	—	198,002
	3/11/20		—	—	—	—	—	—	14,715	163,337
Tanya E. Brady	3/11/20		87,500	175,000	262,500	—	—	—	—	—
	3/11/20	(3)	—	—	—	4,865	9,730	19,460	—	108,003
	3/11/20		—	—	—	—	—	—	5,405	59,996
(1)These amounts relate to the 2020 Annual Cash Incentive Program. The amounts actually paid in March 2020 are included in the Summary Compensation Table for 2020 in the “Bonus” column and described in footnote 1 to that table.
(2)Represents the number of time-based LTIP Units granted in 2020 pursuant to awards under the 2019 LTIP Program. These units vest in four equal annual installments beginning on the first anniversary of the grant date. The aggregate grant date fair value reported in the last column is calculated in accordance with ASC 718. The aggregate grant date fair value for these awards is included in the Summary Compensation Table for 2020 in the “Stock Awards” column and described in footnote 2 to that table.
(3)Represents performance-based LTIP Units awarded under the 2020 LTIP Program, which covers performance during the three-year period 2020 through 2022. The aggregate grant date fair value reported in the last column is based on the probable outcome of the performance conditions as of the grant date. This amount is consistent with the estimate of aggregate compensation cost to be recognized by the Company over the performance period of the award determined as of the grant date under ASC 718, excluding the effect of estimated forfeitures. The aggregate grant date fair value for these awards is included in the Summary Compensation Table for 2020 in the “Stock Awards” column and described in footnote 2 to that table.

2020 Outstanding Equity Awards at Fiscal Year End
The following table provides information about outstanding equity-based incentive compensation awards for the NEOs as of December 31, 2020. The market value of unvested stock or units and unearned performance units is based on the estimated value per share of $8.75 on December 31, 2020.

		Stock Awards		Equity Incentive Plan Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jeffrey S. Edison	3/11/2020(1)	105,405	$922,294	—	$—
	3/11/2020(2)	—	—	158,108	1,383,445
	3/14/2019(3)(7)	66,186	579,128	—	—
	3/14/2019(4)(7)	—	—	158,824	1,389,710
	3/14/2019(5)(7)	—	—	407,240	3,563,350
	3/15/2018(6)(7)	44,334	387,923	88,668	775,845
	3/15/2018(7)(8)	137,714	1,204,998	—	—
Devin I. Murphy	3/14/2019(5)(7)	—	—	203,620	1,781,675
Robert F. Myers	3/11/2020(1)	32,432	283,780	—	—
	3/11/2020(2)	—	—	48,649	425,679
	3/14/2019(3)(7)	29,703	259,901	—	—
	3/14/2019(4)(7)	—	—	48,870	427,613
	3/15/2018(6)(7)	19,892	174,055	39,784	348,110
	3/15/2018(7)(8)	38,626	337,978	—	—
John P. Caulfield	3/11/2020(1)	14,715	128,756	—	—
	3/11/2020(2)	—	—	17,838	156,083
	3/14/2019(3)	5,362	46,918	—	—
	3/14/2019(4)	—	—	3,318	29,033
	3/15/2018(6)	1,197	10,474	2,394	20,948
	3/15/2018(8)	4,546	39,778	—	—
	3/15/2018(9)	25,000	218,750	—	—
Tanya E. Brady	3/11/2020(1)	5,405	47,294	—	—
	3/11/2020(2)	—	—	9,730	85,138
	3/14/2019(3)	6,490	56,788	—	—
	3/14/2019(4)	—	—	8,146	71,278
	3/15/2018(6)	1,499	13,116	2,898	25,378
	3/15/2018(8)	5,000	43,750	—	—
	3/15/2018(9)	13,636	119,315	—	—
(1)Time-based RSUs granted in March 2020 that vest in equal amounts over four years, beginning on January 1, 2021.
(2)Performance-based LTIP Units granted under the 2020 LTIP Program that will be earned, to the extent performance conditions are achieved, as of December 31, 2022, the last day of the performance period. Half of the earned units will vest on December 31, 2022 and half will vest on December 31, 2023. Because the units earned are not currently determinable, in accordance with SEC rules, the number of units and the corresponding market value reflect actual performance through 2020, which was above the threshold level and is therefore reported at the target level.
(3)Remaining portion of time-based RSUs/LTIP Units granted in March 2019 that vest in equal amounts over four years, beginning on January 1, 2020.
(4)Performance-based LTIP Units granted under the 2019 LTIP Program that will be earned, to the extent performance conditions are achieved, as of December 31, 2021, the last day of the performance period. Half of the earned units will vest on December 31, 2021 and half will vest on December 31, 2022. Because the units earned are not currently determinable, in accordance with SEC rules, the number of units and the corresponding market value reflect actual performance through 2020, which was above the threshold level and is therefore reported at the target level.
(5)Special LTIP Award granted to Messrs. Edison and Murphy in 2019 that will be earned, to the extent performance conditions are achieved, as of the last day of the performance period on March 31, 2026 and March 31, 2024, respectively. See “Compensation Discussion & Analysis - Long Term Equity Incentive Program - Special LTIP Award” for information on the performance metrics and vesting terms. Because the units earned are not currently determinable, in accordance with SEC rules, the number of units and the corresponding market value reflect actual performance through 2019.
(6)Performance-based LTIP Units granted under the 2018 LTIP Program were deemed earned at maximum based on performance through December 31, 2020. However, because the Company’s NAV per share growth for that same performance period is negative, the amount of earned awards were capped at the target amount. Half of the earned units vested on December 31, 2020. The amount reported in the “Stock Awards” column represents the remaining half that will vest on December 31, 2021. The unearned portion in excess of target and up to the maximum will remain eligible to vest if the Company’s NAV per share becomes positive on or prior to December 31, 2025 (the “Contingent Portion”). The amount reported in the “Equity Incentive Plan Awards” column represents the Contingent Portion.

(7)At issuance, these Class C Units were subject to vesting, and did not have full parity with Operating Partnership units (“OP units”) with respect to liquidating distributions, but upon the occurrence of certain events described in PECO OP’s partnership agreement, could over time achieve full parity with the OP units for all purposes. Upon vesting and achieving full parity with OP units, the Class C Units would convert into an equal number of OP units. Each OP unit acquired upon conversion of a Class C Unit may be presented for redemption at the election of the holder, for cash equal to the fair market value of a share of PECO common stock, except that PECO OP may, at its election, acquire each OP unit so presented for one share of PECO common stock. The Class C Units granted in 2018 have achieved parity; those granted in 2019 have not yet achieved parity.
(8)Remaining unvested portion of time-based LTIP Units granted in March 2018 that vest in equal amounts over four years, beginning on January 1, 2019.
(9)Special restricted stock award that vests in full on January 1, 2022
2020 Stock Vested
The following table shows the number of LTIP Units and phantom units that vested during 2020 and the value realized on vesting by each of our NEOs. The phantom units are based on the value of shares of our common stock but are paid out in cash upon vesting. The vested phantom units are phantom units that vested and were paid on December 31, 2020. The Compensation Committee accelerated vesting and payment to March 13, 2020 for Mr. Murphy, having determined such acceleration was in the best interests of the Company. The value realized upon the vesting is determined by multiplying the number of units that vested by the estimated value per share of our common stock on the date of vesting. The number of LTIP Units and phantom units that vested during 2020 and the value realized on vesting by each of our NEOs are as follows:

	Stock Awards
Name	Number of OP Units/Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey S. Edison	165,168	$1,658,878
Devin I. Murphy	58,503	649,383
Robert F. Myers	56,438	562,483
John P. Caulfield	6,106	57,969
Tanya E. Brady	7,391	75,631

Payments upon Termination or Change in Control
Amended and Restated Executive Change in Control Severance Plan—Each of our executive officers participates in the Severance Plan. Under the plan, in the event that an executive’s employment is terminated by the Company or its affiliates not for Cause (as defined in the Severance Plan) or the executive resigns for Good Reason (as defined in the Severance Plan), then the executive will be entitled to (1) a lump sum payment equal to the product of (i) 1.5 (or 2.0 in the case of Mr. Edison) and (ii) the sum of (A) the executive’s base salary and (B) the executive’s average annual cash performance bonus for the most recent three fiscal years (or such shorter period that the executive was eligible to receive an annual cash performance bonus), (2) if the executive elects to receive group health insurance under COBRA following the termination date, the Company will provide such coverage for 18 months (or 24 months in the case of Mr. Edison) following termination, provided that the executive continues to pay the same amount of the monthly premium as in effect for the Company’s other executives and; provided, further, that if the executive becomes employed by another employer during such period and is eligible to receive group health insurance under such other employer’s plans, the Company’s obligations will be reduced to the extent that comparable coverage is actually provided to the executive and his or her covered dependents, and (3) (i) the executive’s unvested time-base equity awards that would have otherwise vested during the 18 months (or 24 months in the case of Mr. Edison) following termination will vest on the termination date and be paid in full within 70 days of the date of termination and (ii) the executive will remain eligible to vest and be paid on a pro-rata portion of performance-based equity awards based on actual performance at the end of the performance period, with pro-ration based on the period of time elapsed between the beginning of the performance period and the termination date as a percentage of the full performance period.
In lieu of the benefits described in the immediately preceding paragraph, in the event that an executive’s employment is terminated by the Company or its affiliates not for Cause or the executive resigns for Good Reason, in either case within two years following a Change in Control (as defined in the Severance Plan), then the executive will be entitled to (1) a lump sum payment equal to the product of (i) 2.0 (or 2.5 in the case of Mr. Edison) and (ii) the sum of (A) the executive’s base salary and (B) the executive’s average annual cash performance bonus for the most recent three fiscal years (or such shorter period that the executive was eligible to receive an annual cash performance bonus) and (2) if the executive elects to receive group health insurance under COBRA following the termination date, the Company will provide such coverage for 24 months following termination (or 30 months following termination in the case of Mr. Edison), provided that the executive continues to pay the same amount of the monthly premium as in effect for the Company’s other executives and; provided, further, that if the executive becomes employed by another employer during such period and is eligible to receive group health insurance under such other employer’s plans, the Company’s obligations will be reduced to the extent that comparable coverage is actually provided to the executive and his or her covered dependents. The executive’s unvested time-based equity awards and earned but unvested performance-based equity awards will vest as of the date of termination and be paid in full within 70 days of the date of termination.
Upon the closing of any Change in Control, the Compensation Committee will determine the number of performance-based equity awards held by the executive that will be considered earned under such awards based upon the Company’s performance by pro-rating the performance targets for the shortened performance period and then measuring such pro-rated targets against actual Company performance through the closing of the Change in Control. Any such earned awards will then be converted into time-based awards that will vest and be paid based on continued service through the end of the performance period that was applicable to such award prior to the Change in Control, subject to acceleration as described in the last sentence of the prior paragraph.

If the executive dies or if the Company and its affiliates terminate an executive’s employment due to Disability, the executive or his or her legal heirs will be entitled to (1) a pro-rated portion of his annual cash performance bonus for the year of termination if the Compensation Committee determines that performance is achieved, (2) accelerated vesting of unvested time-based equity awards that would have otherwise vested during the 18 months (or 24 months in the case of Mr. Edison) following termination, and (3) remain eligible to vest and be paid on a pro-rated portion of performance-based equity awards based on actual performance at the end of the performance period with pro-ration based on the period of time elapsed between the beginning of the performance period and the termination date as a percentage of the full performance period.
Receipt of the severance payments and benefits under the Severance Plan is subject to the execution and non-revocation of a release agreement by the executive and compliance with non-competition and non-solicitation provisions that apply or 18 months (24 months in the case of Mr. Edison) following termination of employment and confidentiality provisions that apply during and following termination of employment.
Special LTIP Awards—Pursuant to the terms of each Special LTIP Award, the last day of the applicable performance period and the number of Class C Units earned under the Special LTIP Award (the “Earned LTIP Units”) will be measured as of the earliest of a specified date, a change of control, or the executive’s termination of employment (other than a termination for cause). In the case of a voluntary termination or a termination without cause, the number of Class C Units earned will further be prorated based upon the number of days that elapsed from the effective date of the award through the date of such termination, divided by the number of days in the performance period; provided that, in the case of death or disability, the proration will be based upon the sum of (i) the number of days that elapsed from the effective date of the award through the date of such termination and (ii) the number of days in the executive’s applicable severance period (24 months, in the case of Mr. Edison, and 18 months, in the case of Mr. Murphy), divided by the number of days in the performance period. The provisions of the Severance Plan do not apply to the Special LTIP Awards.
Murphy Vesting Agreement—Pursuant to the Murphy Vesting Agreement, if Mr. Murphy’s employment terminates on or following the Retirement Eligibility Date, he will remain eligible to vest in any performance-based equity awards granted by the Company as follows: (i) if his retirement occurs before 50% of the performance period has elapsed, then he will vest in a pro-rated portion of any performance-based equity awards actually earned based on performance at the end of the performance period, with the pro-ration calculated based on the ratio of the number of days he was employed during the performance period to the total number of days in the performance period and (ii) if his retirement occurs after 50% or more performance period has elapsed, then he will vest in any performance-based awards that are actually earned at the end of the performance period. The provisions of the Vesting Agreement do not apply to Mr. Murphy’s Special LTIP Award.

Quantification of Payments upon Termination or Change in Control
The following table provides information regarding certain potential payments that would have been made to the NEOs if the triggering event occurred on December 31, 2020, the last day of the fiscal year, based on the value of a share of our common stock on such date, where applicable. Amounts actually received upon the occurrence of a triggering event will vary based on factors such as the timing during the year of such event and the estimated value per share of our common stock. The only plan or agreement that provides for potential payments upon a termination or change in control is the Severance Plan. Accordingly, all amounts shown in the table below represent the applicable potential payments under the Severance Plan:

Name	Benefit	Retirement ($)	Termination for Cause or Resignation without Good Reason ($)	Termination without Cause or Resignation for Good Reason ($)	Death or Disability ($)	Change in Control without Termination ($)	Change in Control with Termination ($)
Jeffrey Edison	Severance Pay	$—	$—	$4,435,000	$937,500	$—	$5,543,750
	Health Care Benefits(1)	—	—	27,779	—	—	34,724
	Time-Based Equity Acceleration	—	—	2,654,733	2,654,733	—	3,308,918
	Performance-Based Equity Acceleration	1,018,101	—	3,181,572	2,036,202	3,563,354	7,112,354
	Total	1,018,101	—	10,299,084	5,628,435	3,563,354	15,999,746
Devin Murphy	Severance Pay	—	—	1,603,144	367,500	—	2,137,525
	Health Care Benefits(1)	—	—	33,336	—	—	44,448
	Time-Based Equity Acceleration	—	—	—	—	—	—
	Performance-Based Equity Acceleration	752,455	—	1,060,781	1,286,958	1,781,677	2,129,787
	Total	752,455	—	2,697,261	1,654,458	1,781,677	4,311,760
Robert Myers	Severance Pay	—	—	1,643,858	367,500	—	2,179,810
	Health Care Benefits(1)	—	—	33,336	—	—	44,448
	Time-Based Equity Acceleration	—	—	822,124	822,124	—	1,050,648
	Performance-Based Equity Acceleration	—	—	755,079	755,079	—	1,201,401
	Total	—	—	3,254,397	1,944,703	—	4,476,307
John Caulfield	Severance Pay	—	—	821,203	165,000	—	1,094,937
	Health Care Benefits(1)	—	—	31,023	—	—	41,364
	Time-Based Equity Acceleration	—	—	354,191	354,191	—	434,201
	Performance-Based Equity Acceleration	—	—	92,330	92,330	—	206,063
	Total	—	—	1,298,747	611,521	—	1,776,565
Tanya Brady	Severance Pay	—	—	815,560	131,250	—	1,087,413
	Health Care Benefits(1)	—	—	10,414	—	—	13,886
	Time-Based Equity Acceleration	—	—	224,578	224,578	—	267,146
	Performance-Based Equity Acceleration	—	—	101,255	101,255	—	181,773
	Total	—	—	1,151,807	457,083	—	1,550,218
(1)Represents the aggregate present value of continued participation in the Company’s group health insurance coverage based on the portion of the premiums payable by the Company during the eligible period. The eligible period for a termination without cause or resignation for good reason is 24 months for Mr. Edison and 18 months for the other NEOs. The eligible period for a change in control with termination is 30 months for Mr. Edison and 24 months for the other NEOs. The amounts reported may ultimately be lower if the NEO is no longer eligible to receive benefits, which could occur upon obtaining other employment and becoming eligible for group health insurance coverage through the new employer.
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of our Chairman and CEO, Mr. Edison, to the annual total compensation of our median employee.
As reported in the Summary Compensation Table, our CEO had annual total compensation for 2020 of $4,771,742. Using this Summary Compensation Table methodology, the annual total compensation of our median employee for 2020 was $95,787. As a result, we estimate that the ratio of our CEO’s annual total compensation to that of our median employee for fiscal 2020 was 49.8 to 1.
We believe that our compensation philosophy must be consistent and internally equitable to motivate our employees to create stockholder value. We are committed to internal pay equity, and our Compensation Committee monitors the relationship between the pay our CEO receives and the pay our non-executive employees receive.
We identified the median employee in 2020 based on the pool of individuals who were employed by us on December 31, 2020 (whether employed on a full-time, part-time, or seasonal basis). Employees on leave of absence were excluded from the list and reportable wages were annualized for those employees who were not employed for the full calendar year. The compensation of this pool of employees was calculated using the Summary Compensation Table methodology.
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
Director Compensation
Mr. Edison, our Chairman of the Board and Chief Executive Officer, does not receive compensation for his Board service. A description of the 2020 compensation for non-employee directors is as follows:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)(3)	Total ($)
Leslie T. Chao	$74,988	$51,529	$1,071	$127,588
Elizabeth Fischer(4)	$54,388	$77,289	$250	$131,927
Paul J. Massey, Jr.	$54,388	$51,529	$1,071	$106,988
Stephen R. Quazzo	$54,388	$51,529	$1,071	$106,988
Jane Silfen(4)	$54,388	$77,289	$250	$131,927
John A. Strong	$54,388	$51,529	$745	$106,662
Gregory S. Wood	$54,388	$51,529	$1,071	$106,988
David W. Garrison(5)	$31,363	$—	$579	$31,942
(1)Represents the aggregate grant date fair value of restricted stock awards made to our directors in 2020, calculated in accordance with FASB ASC Topic 718, excluding any estimated forfeitures related to service-vesting conditions. The amounts reported in this column reflect the accounting cost for these restricted stock awards, and do not correspond to the actual economic value that may be received by the director upon vesting of the awards. Assumptions used in the calculation of these amounts are included in Note 14 to our audited consolidated financial statements in our Annual Report on Form 10-K.
(2)As of December 31, 2020, each of Messrs. Chao, Massey, Quazzo, and Wood held 6,502 shares of unvested restricted stock, Mr. Strong held 5,889 shares of unvested restricted stock, and Mses. Fischer and Silfen held 8,833 shares of unvested restricted stock.
(3)Represents distributions paid on unvested restricted stock.
(4)Mses. Fischer and Silfen began serving on the Board on November 1, 2019, after the 2019 director stock awards were issued to our directors. Thus, the Compensation Committee awarded an additional 2,944 shares of restricted stock to each of Mses. Fischer and Silfen in 2020 to compensate them for their prior partial year of service.
(5)Mr. Garrison retired from the Board effective June 17, 2020.
Our director compensation program is intended to provide a total compensation package that enables PECO to attract and retain qualified and experienced directors and to align our directors’ interests with those of our stockholders by including a substantial portion of their compensation in shares of PECO common stock. Non-employee director compensation is set by the Compensation Committee.
Effective May 5, 2020, based on input from its independent compensation consultant and to be in solidarity with the austerity measures adopted by the Company in response to the potential effects of COVID-19 on our business, the Compensation Committee approved the following non-employee director compensation program for 2020, which represents a 10% reduction from 2019: an annual cash retainer of $51,525 and an annual equity retainer of $51,525. The Compensation Committee also approved annual cash retainers for the Lead Independent Director, Audit Committee chair, and Compensation Committee chair of $10,300, which remained unchanged from 2019. In addition, the directors received reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings in person. Annual equity retainers vest on the first anniversary of the grant date, subject to continued service through such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of Common Stock
The shares of our common stock and OP units, which are exchangeable on a one-for-one basis with shares of our common stock, beneficially owned as of February 26, 2021 by our directors, NEOs, our directors and executive officers as a group, and any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, are as follows:

	Common Stock			Common Stock and OP Units
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of All Shares(1)	Number of Shares and OP Units Beneficially Owned		Percentage of All Shares and OP Units(2)
Non-Employee Directors
Leslie T. Chao	49,069	(3)	*	49,069		*
Elizabeth Fischer	8,833	(4)	*	8,833		*
Paul J. Massey, Jr.	34,331	(5)	*	34,331		*
Stephen R. Quazzo	85,567	(5)	*	85,567		*
Jane Silfen	8,833	(4)	*	8,833		*
John A. Strong	15,979	(6)	*	15,979		*
Gregory S. Wood	20,724	(5)	*	20,724		*
NEOs
Jeffrey S. Edison(7)	566,861	(8)	*	23,309,254	(9)	7.27%
Devin I. Murphy(7)	40,727		*	1,351,471	(10)	*
Robert F. Myers(7)	18,033		*	215,721	(11)	*
John P. Caulfield	11,056		*	11,056		*
Tanya E. Brady	9,787		*	9,787		*
All directors and executive officers as a group (12 persons)	869,800		—	25,120,625		7.83%
*Less than 1%.
(1)As of February 26, 2021, 280,518,352 shares of our common stock were outstanding, including unvested restricted stock, but excluding unvested performance-based equity awards granted to the Company’s directors, executive officers and employees pursuant to our equity compensation plans, which may or may not be earned in accordance with the terms thereof and excludes shares of common stock that may be acquired by redeeming OP units.
(2)As of February 26, 2021, 40,190,143 OP units were outstanding, including unvested time-based LTIP unit awards, but excluding unvested performance-based equity awards granted to the Company’s directors, executive officers and employees pursuant to our equity compensation plans, which may or may not be earned in accordance with the terms thereof. Amounts assume that all outstanding OP units are exchanged for shares of our common stock, regardless of when such OP units are exchangeable. Pursuant to the limited partnership agreement of our operating partnership, after receiving a redemption notice from an OP unit holder, our operating partnership must redeem units for cash or, at our option, shares of common stock on a one-for-one basis, subject to certain conditions.
(3)Beneficial ownership includes 567 shares held by Mr. Chao’s wife, as well as 6,502 shares of unvested restricted stock held by Mr. Chao.
(4)All 8,833 shares are unvested restricted stock.
(5)Includes 6,502 shares of unvested restricted stock.
(6)Includes 5,889 shares of unvested restricted stock.
(7)Amount of beneficial ownership in shares of common stock and/or OP units represents direct and indirect ownership held by this individual and his affiliates.
(8)Beneficial ownership includes 51,167 shares of common stock held by a trust of which Mr. Edison’s wife is the trustee and a beneficiary. Beneficial ownership also includes 232,064 shares of our common stock held by PELP because Mr. Edison has voting and dispositive control of the shares it holds. Beneficial ownership also includes 36,267 shares of common stock held by Phillips Edison Properties LLC because Mr. Edison has shared voting and dispositive control of the shares it holds.
(9)Includes 112,981 unvested time-based LTIP units. Beneficial ownership also includes 755,075 OP units held by Old 97, Inc and 3,092,572 OP units held by Edison Properties LLC because Mr. Edison has shared voting and dispositive control of the OP units held by these entities. Beneficial ownership also includes (i) 6,112,821 OP units held by a trust of which Mr. Edison’s wife is the trustee and their descendants are beneficiaries and (ii) 1,175,808 OP units held by a trust of which Mr. Edison is a co-trustee and beneficiary.
(10)Includes 41,105 unvested time-based LTIP units.
(11)Includes 39,115 unvested time-based LTIP units.

Securities Authorized for Issuance under Equity Compensation Plans
Information related to the Company’s equity compensation plans, including the number of unvested awarded shares outstanding and the number of shares available for future issuance as of December 31, 2020 under such programs, is as follows:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	$4,400,000	$—	$3,500,000
Equity compensation plans not approved by security holders	—	—	—
Total	$4,400,000	$—	$3,500,000
(1)Includes 4.4 million performance stock units (“PSUs”) at maximum achievement level under the plan metrics that were issued under the Amended and Restated 2010 Long-Term Incentive Plan (“2010 Plan”). Based upon results to date, we currently expect a total of 2.3 million of such PSUs to vest.
(2)As of December 31, 2020, there were 3.5 million shares of our common stock available for grants under the 2020 Incentive Plan. There are no shares available under the 2010 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions Policy and Procedures
The Board has adopted the Related Party Transactions Policy requiring transactions with related persons to be reviewed and approved or ratified by the Audit Committee. The policy applies to all transactions or series of transactions in which the aggregate amount involved will or may exceed $120,000 in any fiscal year, between the Company and a director, executive officer or beneficial owner of more than 5% of our common stock, in which such related person had, has, or will have a direct or indirect material interest. Prior to entering into a transaction covered by the policy, a majority of the members of the Audit Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
The Audit Committee has preapproved certain transactions that involve: (i) employment of an executive officer if the related compensation is required to be reported in the Company’s proxy statement or Annual Report on Form 10-K under Item 402 of Regulation S-K; (ii) any compensation paid to a director if the related compensation is required to be reported in the Company’s proxy statement or Annual Report on Form 10-K under Item 402 of Regulation S-K; and (iii) any transaction with another company where the related person’s interest arises solely as an employee, a beneficial owner of less than 10% of that company’s equity, or in the case of limited partnerships, a limited partner, if the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of that company’s total annual revenues.
Agreements with Related Persons
Advisory, Services, and Joint Venture Agreements—We have entered into certain advisory, services, and joint venture agreements under which we earn revenue for managing day-to-day activities and implementing the investment strategy for two institutional joint ventures in which we retain a partial ownership interest and one private fund (collectively the “Managed Funds”). Our services agreement with PELP has a five-year term through October 3, 2022. Our Necessity Retail Partners (“NRP”) joint venture agreement has a seven-year term through March 21, 2023. Our joint venture agreements with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”), pursuant to which we formed Grocery Retail Partners I LLC (“GRP I”) and Grocery Retail Partners II LLC (“GRP II”), each have a 10-year term through November 8, 2028. GRP I acquired the assets of GRP II through a contribution transaction in September 2020 and GRP II was dissolved in December 2020.
Under the terms of our agreements with the Managed Funds, we receive certain monthly asset management fees from the Managed Funds. The asset management fees paid by the Managed Funds vary from a flat fee to fees based on percentages of the assets under management or equity invested and are paid in cash. We earned asset management fees of approximately $2.7 million for the year ended December 31, 2020.
Guarantees—In connection with our NRP joint venture, we are the limited guarantor for up to $190 million, capped at $50 million in most instances, of NRP debt. As a part of the GRP I joint venture, GRP I assumed from us a $175 million mortgage loan for which we are the limited guarantor. Our GRP I guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor. We entered into a separate agreement with Northwestern Mutual in which we agree to apportion any potential liability under this guarantee between us and them based on our respective ownership percentages in GRP I.
Property Management and Services Agreements—Under our property management and services agreements with the Managed Funds (collectively, “Management Agreements”), we earn revenues for managing day-to-day activities at the properties of the Managed Funds. As property manager, we are to provide various services (e.g., accounting, finance, and operations) for which we receive a distinct fee based on a set percentage of gross cash receipts each month. Under the Management Agreements, we also serve as a leasing agent to the Managed Funds. For each new lease, lease renewal or extension, and lease expansion, we receive a leasing commission. Leasing commissions are recognized as lease deals occur and are dependent on the terms of the lease. We also assist in overseeing the construction of various improvements for Managed Funds, for which we receive a distinct fee based on a set percentage of total project cost calculated upon completion of construction. We may have hired, directed, or established policies for employees who had direct responsibility for the operations of each real property we managed, which may have included on-site managers and building and maintenance personnel. We consider our Management Agreements with PELP month-to-month contracts because they are generally terminable by either party upon satisfaction of certain notice requirements. Our Management Agreements with our joint ventures have terms commensurate with their respective joint venture agreements, which are terminable by the joint ventures for cause and by us upon satisfaction of certain notice requirements.
Under the terms of our Management Agreements, we generally earn a monthly property management fee equal to 4% of the monthly cash receipts of the properties we managed for the Managed Funds. For the year ended December 31, 2020, we earned property management fees of approximately $2.1 million.
We also earned leasing commissions and construction management fees from the Managed Funds in an amount that is usual and customary for comparable services rendered to properties in a similar geographic market. For the year ended December 31, 2020, we earned leasing commissions and construction management fees of approximately $1.9 million.
We were also reimbursed for costs and expenses incurred by us, including legal, tax, travel, and other out-of-pocket expenses, that were directly related to the management of specific properties of the Managed Funds. For the year ended December 31, 2020, we received other fees and reimbursements of approximately $0.8 million.
Airplane Leases—PECO Air L.L.C. (“PECO Air”), an entity in which Mr. Edison, our Chairman and Chief Executive Officer, owns a 50% interest, owns an airplane that the Company uses for business purposes in the course of its operations pursuant to two written lease agreements. Pursuant to the two lease agreements, we pay PECO Air aggregate annual fees of approximately $0.9 million for 135 hours of operation, plus $500 for each hour of operation as well as fuel and certain maintenance costs. During 2020, we made aggregate payments of approximately $1.0 million to PECO Air. In addition, we entered into an aircraft time sharing agreement with Mr. Edison for personal use of the aircraft leased to us by PECO Air. The FAA limits the costs that can be charged and reimbursed under a time share arrangement. Mr. Edison pays an hourly fee that is within the restraints of the FAA requirements. In 2020, the cost to us exceeded the amount reimbursed by approximately $26,500, which amount is included in the All Other Compensation column of the Summary Compensation Table.
Director Independence
Although shares of our common stock are not currently listed for trading on a national securities exchange, a majority of our directors and all of the members of the Audit Committee and the Compensation Committee are “independent” as defined by the rules of the NYSE. The NYSE independence standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the Board must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, stockholder, or officer of an organization that has a relationship with the Company). The Board has determined that each of our non-employee directors is “independent” as defined by the NYSE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed for professional services provided by Deloitte & Touche LLP for the annual audit of our financial statements, and for audit-related, tax, and other services performed in 2020 and 2019 are as follows:

	2020	2019
Audit fees(1)	$890,000	$940,000
Audit-related fees(2)	10,000	48,121
Tax fees(3)	93,573	46,055
All other fees	—	—
Total fees	$993,573	$1,034,176
(1)Includes aggregate fees billed for annual audit and quarterly reviews of our consolidated financial statements, including services related to the Company’s adoption of certain new accounting pronouncements.
(2)Includes fees billed for services reasonably related to the performance of the audit and review of the consolidated financial statements, including review of other SEC filings.
(3)Includes aggregate fees billed for services related to tax advice and planning.
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
Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the chief financial officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The Chair of the Audit Committee has been delegated the authority to specifically preapprove all services not covered by the general preapproval guidelines. Amounts requiring preapproval in excess of the “general” preapproved cost levels require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the Chair of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting. All services rendered by Deloitte & Touche LLP for the year ended December 31, 2020 were preapproved in accordance with the policies and procedures described above.

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

Charter
3.1	Fifth Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 10, 2020)
Bylaws
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 11, 2017)
3.3	Amendment to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 15, 2017)
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
Share Repurchase Program
4.3
Phillips Edison & Company, Inc. Fourth Amended and Restated Share Repurchase Program, dated January 8, 2021 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 14, 2021)

Agreement of Limited Partnership of Operating Partnership
4.4
Fourth Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P., dated March 31, 2018 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 30, 2018)

Description of Securities Registered Pursuant to Section 12
4.5	Description of Phillip Edison & Company, Inc.’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.**
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

Compensatory Plans
10.8	Phillips Edison & Company, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 7, 2020)
10.9
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
10.11
Agreement Regarding Phillips Edison Limited Partnership Restricted Management Units and Phillips Edison Grocery Center Operating Partnership I, L.P. Phantom Units dated October 4, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*

10.12
Phillips Edison and Company, Inc. Amended & Restated Executive Severance and Change in Control Plan dated March 11, 2020 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed March 12, 2020)*

10.13	Equity Vesting Agreement with Devin Murphy dated October 2, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.14	Participation Agreement for Jeffrey Edison dated October 4, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.15	Participation Agreement for Devin Murphy dated October 4, 2017 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.16	Participation Agreement for Robert Myers dated October 4, 2017 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2017)*
10.17	Participation Agreement for Tanya Brady dated March 12, 2019 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 13, 2019)*
10.18	Participation Agreement for John Caulfield dated August 7, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2019)*
10.19	2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 12, 2019 (incorporated by reference to Exhibit 10.26 on Form 10-K filed March 13, 2019)*
10.20
Amendment to 2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 11, 2020 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed March 12, 2020)*

10.21	2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 12, 2019 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed March 13, 2019)*
10.22
Amendment to 2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 11, 2020 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed March 12, 2020)*

21.1	Subsidiaries of the Company**
23.1	Consent of Deloitte & Touche LLP**
23.2	Consent of Duff & Phelps, LLC**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***
101.1	The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management Contract or Compensatory Plan
** Filed herewith
*** Furnished herewith

ITEM 16. FORM 10-K SUMMARY
Not applicable.

*All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Phillips Edison & Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips Edison & Company, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Investment in Real Estate – Evaluation of Impairment – Refer to Notes 2 and 17 to the financial statements.
Critical Audit Matter Description
The Company’s evaluation for impairment of its investment in real estate involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amount of a real estate asset is no longer recoverable. Possible indicators of impairment may include changes in market conditions; significant decreases in a real estate asset’s occupancy, rental income, operating income, or market value; declines in tenant performance; tenant bankruptcies; changes to lease structures; or a planned disposition in which a real estate asset’s fair value is less than its current carrying value, among others. When an indicator of potential impairment exists, the Company evaluates the real estate asset for impairment by comparing undiscounted future cash flows expected to be generated over the holding period of the real estate asset to its respective carrying amount. If the carrying amount of the real estate asset exceeds its undiscounted future cash flows, an analysis is performed to determine the fair value of the real estate asset for measurement of impairment.
The Company makes significant assumptions, the most critical of which involve assessments of market conditions, hold periods, and market values of its real estate assets, to identify those with potential impairment. Changes in these assumptions could have a significant impact on which real estate assets are identified for further analysis. For a real estate asset with an identified indicator of potential impairment, the Company makes significant estimates and assumptions to project the real estate asset’s undiscounted future cash flows expected to be generated over the Company’s remaining holding period. Estimates and assumptions made include those related to the real estate asset’s market rent growth and terminal capitalization rates, and assumptions related to tenant activity, such as future lease signings and renewals. In the event that a real estate asset is not recoverable based on the results of the undiscounted cash flow analysis, the Company will adjust the real estate asset to its fair value based upon discounted cash flow or direct capitalization models, third-party appraisals, or broker selling estimates or sale agreements, when available, and recognize an impairment loss for the carrying amount in excess of fair value.
Based on the Company’s impairment analysis, certain real estate assets were identified as possessing impairment indicators and were then subject to an undiscounted cash flow test. Based on the results of the undiscounted cash flow tests, certain real estate assets were determined to be unrecoverable by the Company. An impairment loss of approximately $2.4 million was recognized during the year ended December 31, 2020 on those unrecoverable real estate assets.
We identified the identification and analysis of impairment indicators for real estate assets and the impairment of real estate assets as a critical audit matter because of (1) the significant assumptions management makes when identifying and analyzing indicators to determine whether events or changes in circumstances have occurred indicating that the carrying amounts of real estate assets may not be recoverable and (2) for those real estate assets where indications of impairment have been identified, the significant estimates and assumptions management makes to estimate the undiscounted cash flows of real estate assets, and for those real estate assets that are not recoverable, the significant estimates and assumptions management makes to determine the fair value of the real estate assets. A high degree of auditor judgment was required when performing audit procedures to evaluate (1) whether management appropriately identified and analyzed impairment indicators, (2) the reasonableness of management’s undiscounted future cash flows analysis, and (3) the determination of fair value for unrecoverable real estate assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the identification and analysis of real estate assets for possible indications of impairment, and our procedures related to the estimate of future undiscounted cash flows and the determination of fair value for unrecoverable real estate assets, included the following, among others:
•We evaluated the Company’s identification and analysis of impairment indicators by:
◦Searching for adverse asset-specific and market conditions through review of third-party industry reports, real estate industry news sources, and websites and financial reports of key anchor tenants across the portfolio, among other sources.
◦Independently evaluating key impairment indicators, such as projected net operating income and changes in occupancy of each real estate asset, and comparing the results of our analysis to the indicators identified by management.
◦Reviewing management’s specific real estate asset disposition plans and assessing for impairment any real estate asset with potential sales prices below the recorded real estate asset value.
•We evaluated the Company’s estimate of undiscounted future cash flows and the determination of fair value for unrecoverable real estate assets by:
◦Comparing the projections included in management’s estimate of future undiscounted cash flows to the Company’s historical results and external market sources.
◦Evaluating whether the impacts caused by the COVID-19 pandemic on a real estate asset’s cash flows were properly considered in the Company’s cash flow projections, including the projected hold period, impact of rent deferrals and concessions, probability of lease renewals and execution of new leases, and operational health of tenant businesses.
◦Assessing the market rent growth rate and terminal capitalization rate used to determine the residual value of the real estate asset upon future sale against third-party industry reports and recent comparable sales information.
◦Discussing with management the assumptions used in the Company’s valuation models and evaluating the consistency of the assumptions used with evidence obtained in other areas of the audit.
◦Evaluating the source information used by management when determining the fair value of a real estate asset based on broker selling estimates or sale agreements.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 12, 2021

We have served as the Company's auditor since 2009.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019
(In thousands, except per share amounts)

	2020	2019
ASSETS
Investment in real estate:
Land and improvements	$1,549,362	$1,552,562
Building and improvements	3,237,986	3,196,762
In-place lease assets	441,683	442,729
Above-market lease assets	66,106	65,946
Total investment in real estate assets	5,295,137	5,257,999
Accumulated depreciation and amortization	(941,413)	(731,560)
Net investment in real estate assets	4,353,724	4,526,439
Investment in unconsolidated joint ventures	37,366	42,854
Total investment in real estate assets, net	4,391,090	4,569,293
Cash and cash equivalents	104,296	17,820
Restricted cash	27,641	77,288
Goodwill	29,066	29,066
Other assets, net	126,470	128,690
Real estate investment and other assets held for sale	—	6,038
Total assets	$4,678,563	$4,828,195
LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,292,605	$2,354,099
Below-market lease liabilities, net	101,746	112,319
Earn-out liability	22,000	32,000
Deferred income	14,581	15,955
Derivative liability	54,759	20,974
Accounts payable and other liabilities	176,943	124,054
Total liabilities	2,662,634	2,659,401
Commitments and contingencies (Note 12)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 279,836 and 289,047
shares issued and outstanding at December 31, 2020 and 2019, respectively	2,798	2,890
Additional paid-in capital (“APIC”)	2,739,358	2,779,130
Accumulated other comprehensive loss (“AOCI”)	(52,306)	(20,762)
Accumulated deficit	(999,491)	(947,252)
Total stockholders’ equity	1,690,359	1,814,006
Noncontrolling interests	325,570	354,788
Total equity	2,015,929	2,168,794
Total liabilities and equity	$4,678,563	$4,828,195

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(In thousands, except per share amounts)

	2020	2019	2018
Revenues:
Rental income	$485,483	$522,270	$395,790
Fees and management income	9,820	11,680	32,926
Other property income	2,714	2,756	1,676
Total revenues	498,017	536,706	430,392
Operating Expenses:
Property operating	87,490	90,900	77,209
Real estate taxes	67,016	70,164	55,335
General and administrative	41,383	48,525	50,412
Depreciation and amortization	224,679	236,870	191,283
Impairment of real estate assets	2,423	87,393	40,782
Total operating expenses	422,991	533,852	415,021
Other:
Interest expense, net	(85,303)	(103,174)	(72,642)
Gain on sale or contribution of property, net	6,494	28,170	109,300
Transaction expenses	—	—	(3,331)
Other income (expense), net	9,245	(676)	(1,723)
Net income (loss)	5,462	(72,826)	46,975
Net (income) loss attributable to noncontrolling interests	(690)	9,294	(7,837)
Net income (loss) attributable to stockholders	$4,772	$(63,532)	$39,138
Earnings per common share:
Net income (loss) per share attributable to stockholders - basic and diluted (See Note 15)	$0.02	$(0.22)	$0.20

Comprehensive (loss) income:
Net income (loss)	$5,462	$(72,826)	$46,975
Other comprehensive loss:
Change in unrealized value on interest rate swaps	(33,820)	(38,274)	(4,156)
Comprehensive (loss) income	(28,358)	(111,100)	42,819
Net (income) loss attributable to noncontrolling interests	(690)	9,294	(7,837)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	4,351	5,150	22
Reallocation of comprehensive loss upon conversion of noncontrolling interests	(2,075)	—	—
Comprehensive (loss) income attributable to stockholders	$(26,772)	$(96,656)	$35,004
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(In thousands, except per share amounts)

	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2018	185,233	$1,852	$1,629,130	$16,496	$(601,238)	$1,046,240	$432,442	$1,478,682
Issuance of common stock for acquisition	95,452	955	1,053,790	—	—	1,054,745	—	1,054,745
Dividend reinvestment plan (“DRIP”)	3,997	40	44,031	—	—	44,071	—	44,071
Share repurchases	(4,884)	(49)	(53,709)	—	—	(53,758)	—	(53,758)
Change in unrealized value on interest rate swaps	—	—	—	(4,134)	—	(4,134)	(22)	(4,156)
Common distributions declared, $0.67 per share	—	—	—	—	(129,945)	(129,945)	—	(129,945)
Distributions to noncontrolling interests	—	—	—	—	—	—	(28,661)	(28,661)
Share-based compensation	5	—	1,783	—	—	1,783	3,315	5,098
Other	—	—	(154)	—	—	(154)	—	(154)
Net income	—	—	—	—	39,138	39,138	7,837	46,975
Balance at December 31, 2018	279,803	2,798	2,674,871	12,362	(692,045)	1,997,986	414,911	2,412,897
Adoption of Accounting Standards Codification Topic 842, Leases	—	—	—	—	(528)	(528)	—	(528)
Balance at January 1, 2019 as adjusted	279,803	2,798	2,674,871	12,362	(692,573)	1,997,458	414,911	2,412,369
Issuance of common stock for acquisition, net	4,516	45	49,891	—	—	49,936	—	49,936
DRIP	6,086	60	67,367	—	—	67,427	—	67,427
Share repurchases	(3,311)	(33)	(35,930)	—	—	(35,963)	—	(35,963)
Change in unrealized value on interest rate swaps	—	—	—	(33,124)	—	(33,124)	(5,150)	(38,274)
Common distributions declared, $0.67 per share	—	—	—	—	(191,147)	(191,147)	—	(191,147)
Distributions to noncontrolling interests	—	—	—	—	—	—	(30,444)	(30,444)
Share-based compensation	65	1	2,051	—	—	2,052	5,664	7,716
Conversion of noncontrolling interests	1,888	19	20,880	—	—	20,899	(20,899)	—
Net loss	—	—	—	—	(63,532)	(63,532)	(9,294)	(72,826)
Balance at December 31, 2019	289,047	2,890	2,779,130	(20,762)	(947,252)	1,814,006	354,788	2,168,794
DRIP	1,436	14	15,926	—	—	15,940	—	15,940
Share repurchases	(13,746)	(138)	(80,260)	—	—	(80,398)	—	(80,398)
Change in unrealized value on interest rate swaps	—	—	—	(29,469)	—	(29,469)	(4,351)	(33,820)
Common distributions declared, $0.19 per share	—	—	—	—	(57,011)	(57,011)	—	(57,011)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,255)	(8,255)
Share-based compensation	109	2	3,708	—	—	3,710	2,151	5,861
Conversion of noncontrolling interests	2,990	30	18,056	—	—	18,086	(18,086)	—
Reallocation of operating partnership interests	—	—	3,442	(2,075)	—	1,367	(1,367)	—
Other	—	—	(644)	—	—	(644)	—	(644)
Net income	—	—	—	—	4,772	4,772	690	5,462
Balance at December 31, 2020	279,836	$2,798	$2,739,358	$(52,306)	$(999,491)	$1,690,359	$325,570	$2,015,929

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,462	$(72,826)	$46,975
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate assets	218,738	231,023	177,504
Impairment of real estate assets	2,423	87,393	40,782
Depreciation and amortization of corporate assets	5,941	5,847	13,779
Net amortization of above- and below-market leases	(3,173)	(4,185)	(3,949)
Amortization of deferred financing expenses	4,975	5,060	4,682
Amortization of debt and derivative adjustments	2,444	7,514	(625)
Loss (gain) on extinguishment or modification of debt, net	4	2,238	(93)
Gain on sale or contribution of property, net	(6,494)	(28,170)	(109,300)
Change in fair value of earn-out liability and derivatives	(10,000)	(7,500)	2,393
Straight-line rent	(3,325)	(9,079)	(5,112)
Share-based compensation	5,861	7,716	5,098
Other impairment charges	359	9,661	—
Return on investment in unconsolidated joint ventures	1,962	3,922	—
Other	1,287	540	1,039
Changes in operating assets and liabilities:
Other assets, net	(6,945)	1,271	(7,334)
Accounts payable and other liabilities	(8,943)	(13,550)	(12,548)
Net cash provided by operating activities	210,576	226,875	153,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(41,482)	(71,722)	(87,068)
Capital expenditures	(63,965)	(75,492)	(48,980)
Proceeds from sale of real estate	57,902	223,083	78,654
Distributions and proceeds from unconsolidated joint ventures	3,453	5,310	162,046
Acquisition of REIT III, net of cash acquired	—	(16,996)	—
Acquisition of REIT II, net of cash acquired	—	—	(363,519)
Net cash (used in) provided by investing activities	(44,092)	64,183	(258,867)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	255,000	122,641	475,357
Payments on revolving credit facility	(255,000)	(196,000)	(463,567)
Proceeds from mortgages and loans payable	—	260,000	622,500
Payments on mortgages and loans payable	(64,848)	(275,710)	(301,669)
Payments on deferred financing expenses	(130)	(3,696)	(7,655)
Distributions paid, net of DRIP	(49,331)	(123,135)	(80,728)
Distributions to noncontrolling interests	(9,435)	(29,679)	(28,650)
Repurchases of common stock	(5,267)	(34,675)	(53,153)
Other	(644)	—	—
Net cash (used in) provided by financing activities	(129,655)	(280,254)	162,435
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	36,829	10,804	56,859
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	95,108	84,304	27,445
End of year	$131,937	$95,108	$84,304

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$104,296	$17,820	$16,791
Restricted cash	27,641	77,288	67,513
Cash, cash equivalents, and restricted cash at end of year	$131,937	$95,108	$84,304

	2020	2019	2018
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$78,521	$89,373	$67,556
Cash paid (refund) for income taxes, net	947	589	(146)
Obligation for shares tendered pursuant to a tender offer	77,642	—	—
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	561	4,772	739
Accrued capital expenditures	4,394	6,299	2,798
Change in distributions payable	(8,260)	585	5,146
Change in distributions payable - noncontrolling interests	(1,180)	765	11
Change in accrued share repurchase plan obligation	(2,511)	1,288	605
Distributions reinvested	15,940	67,427	44,071
Fair value of assumed debt from individual real estate acquisitions	—	—	11,877
Debt contributed to joint venture	—	—	175,000
Property contributed to joint venture, net	—	—	273,790
Amounts related to the merger of GRP I and GRP II:
Ownership interest in fair value of assets assumed	5,062	—	—
Ownership interest in GRP II contributed to GRP I	(5,105)	—	—
Amounts related to the acquisition of REIT III and REIT II:
Fair value of assumed debt	—	—	464,462
Fair value of equity issued	—	49,936	1,054,745
Net settlement of related party receivables	—	2,246	—
Derecognition of management contracts intangible asset and related party investment	—	1,601	30,428

See notes to consolidated financial statements.

Phillips Edison & Company, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019, and 2018

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
We are a real estate investment trust (“REIT”) that invests primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to two institutional joint ventures, in which we retain a partial ownership interest, and one private fund (collectively, the “Managed Funds”).
On October 1, 2020, Grocery Retail Partners I LLC (“GRP I”), a joint venture with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) in which we own an equity interest, acquired Grocery Retail Partners II LLC (“GRP II”), an additional joint venture with Northwestern Mutual in which we owned an equity interest. Our ownership in the combined entity was adjusted upon consummation of the transaction, and we own approximately a 14% interest in GRP I as a result of the acquisition.
In November 2018, we completed a merger (the “Merger”) with Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), a public non-traded REIT that was advised and managed by us (see Note 4). In the same month, we also contributed or sold 17 properties in the formation of GRP I; see Note 7 for more detail.
As of December 31, 2020, we wholly-owned 283 real estate properties. Additionally, we owned a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture that owned five properties, and a 14% interest in GRP I, which owned 20 properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. For example, significant estimates and assumptions have been made with respect to the useful lives of assets, remaining hold periods of assets, recoverable amounts of receivables, and other fair value measurement assessments required for the preparation of the consolidated financial statements. As a result, these estimates are subject to a degree of uncertainty.
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
Temporary closures of tenant spaces at our centers peaked in April 2020 and have significantly decreased as states reduced or removed restrictions on business operations and the travel and movement of the general public. Certain tenants remain temporarily closed, have since closed after reopening, are limiting the number of customers allowed in their stores, or have modified their operations in other ways that may impact their profitability, either as a result of government mandates or self-elected efforts to reduce the spread of COVID-19. These actions could result in increased permanent store closings and could reduce the demand for leasing space in our shopping centers and result in a decline in occupancy and rental revenues in our estate portfolio. All of this activity impacts our estimates around the collectibility of revenue and valuation of real estate assets, goodwill and other intangible assets, and certain liabilities, among others.
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
Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to the useful lives of assets; remaining hold periods of assets; recoverable amounts of receivables; initial valuations of tangible and intangible assets and liabilities, including goodwill, and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions; the valuation and nature of derivatives and their effectiveness as hedges; valuations of contingent consideration; and other fair value measurement assessments required for the preparation of the consolidated financial statements. Actual results could differ from those estimates.
Partially-Owned Entities—If we determine that we are an owner in a variable-interest entity (“VIE”), and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary. For a partially-owned entity determined not to be a VIE, we analyze rights held by each partner to determine which would be the consolidating party. We will generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity. We will assess our interests in VIEs on an ongoing basis to determine whether or not we are the primary beneficiary. However, we will also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest. If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity. We have determined that the Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest. As such, we have consolidated the Operating Partnership and its wholly-owned subsidiaries. Further, as we hold a majority voting interest in the Operating Partnership, we qualify for the exemption from providing certain of the disclosure requirements associated with variable interest entities.
Additionally, an Internal Revenue Code (“IRC”) Section 1031 like-kind exchange (“Section 1031 Exchange”) entails selling one property and reinvesting the proceeds in one or more properties that are similar in nature, character, or class within 180 days. A reverse Section 1031 Exchange occurs when one or more properties is purchased prior to selling one property to be matched in the like-kind exchange, during which time legal title to the purchased property is held by an intermediary. Because we retain essentially all of the legal and economic benefits and obligations related to the acquisition, we consider the purchased property in a reverse Section 1031 Exchange to be a VIE, and therefore, we will consolidate the entity as the primary beneficiary in these instances.
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
Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts and money market funds. From time to time, the cash and cash equivalent balances at one or more of our financial institutions may exceed the Federal Depository Insurance Corporation coverage.
Restricted Cash—Restricted cash primarily consists of cash restricted for the purpose of facilitating a Section 1031 Exchange, escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements. As of December 31, 2020 and 2019, we had two and six properties sold, respectively, as part of facilitating a Section 1031 Exchange that remained open at the end of the year. The net proceeds of these sales held as restricted cash with a qualified intermediary totaled $10.3 million and $22.4 million, respectively. The $10.3 million held as restricted cash as of December 31, 2020 has since been released. As of December 31, 2019, we had $38.1 million of restricted cash associated with asset substitutions related to one of our secured debt facilities to facilitate the sale of one of our shopping centers. This cash was released in January 2020.
Investment in Property and Lease Intangibles—We apply Accounting Standards Codification (“ASC”) Topic 805: Business Combinations (“ASC 805”) when evaluating any purchases of real estate. Under this guidance, generally our real estate acquisition activity is not considered a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs are capitalized and amortized over the life of the related assets, and there is no recognition of goodwill. None of our real estate acquisitions in 2020 and 2019 met the definition of a business; therefore, we accounted for all as asset acquisitions.
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
We assess the acquisition-date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis, sales comparison approach, and replacement cost approach) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
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
Acquired above- and below-market lease values are recorded based on the present value (using discount rates that reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-

place leases and management’s estimate of the market lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases. We also consider fixed-rate renewal options in our calculation of the fair value of below-market leases and the periods over which such leases are amortized. If a tenant has a unilateral option to renew a below-market lease and we determine that the tenant has a financial incentive to exercise such option, we include such option in the calculation of the fair value of such lease and the period over which the lease is amortized.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.
We estimate the fair value of assumed loans payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed loans payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the loan’s outstanding principal balance is amortized over the life of the loan as an adjustment to interest expense. Our accumulated amortization of above- and below-market debt was $2.9 million and $4.3 million as of December 31, 2020 and 2019, respectively.
Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If deemed unrecoverable on an undiscounted basis, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. For additional information regarding real estate asset impairments, refer to our fair value measurement accounting policy below.
Goodwill and Other Intangibles—In the case of an acquisition of a business, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arises. We evaluate goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Our annual testing date is November 30.
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
Estimates of fair value used in our evaluation of goodwill and intangible assets are based upon discounted future cash flow projections, relevant competitor multiples, or other acceptable valuation techniques. These techniques are based, in turn, upon all available evidence including level three inputs (see fair value measurement policy below), such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our analysis, we concluded that goodwill was not impaired for the years ended December 31, 2020 and 2019.
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
Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing expenses related to our term loan facilities and mortgages are in Debt Obligations, Net, while deferred financing expenses related to our revolving credit facility are in Other Assets, Net, on our consolidated balance sheets. The accumulated amortization of deferred financing expenses in Debt Obligations, Net was $13.8 million and $10.8 million as of December 31, 2020 and 2019, respectively.
Fair Value Measurement—ASC Topic 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received at sale for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

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
On a quarterly basis, we employ a multi-step approach to assess our real estate assets for possible impairment and record any impairment charges identified. The first step is the identification of potential triggering events, such as significant decreases in occupancy or the presence of large unleased or vacant spaces. If we observe any of these indicators for a shopping center, we then perform an additional screen test consisting of a years-to-recover analysis to determine if we will recover the net book value of the property over its remaining economic life based upon net operating income (“NOI”) as forecasted for the current year. In the event that the results of this first step indicate a triggering event for a center, we proceed to the second step, utilizing an undiscounted cash flow model for the center to identify potential impairment. If the undiscounted cash flows directly associated with the use and ultimate disposition of the center are less than the net book value of the center as of the balance sheet date, we record an impairment charge based on the fair value determined in the third step. In performing the third step, we utilize market data such as capitalization rates and sales price per square foot on comparable recent real estate transactions to estimate the fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any centers that are actively being marketed for sale.
In addition to these procedures, we also review undeveloped or unimproved land parcels that we own for evidence of impairment and record any impairment charges as necessary. Primary impairment triggers for these land parcels are changes to our plans or intentions with regards to such properties, or planned dispositions at prices that are less than the current carrying values.
Our quarterly impairment procedures have not been altered by the COVID-19 pandemic, as we believe key impairment indicators such as temporary store closings and large unleased or vacant spaces will continue to be identified in our review. We have utilized forecasts that incorporate estimated decreases in NOI and cash flows as a result of the COVID-19 pandemic in performing our impairment analysis for the year ended December 31, 2020. However, it is possible that we could experience unanticipated changes in assumptions that are employed in our impairment analysis which could impact our cash flows and fair value conclusions. Such unanticipated changes relative to our expectations may include but are not limited to: increases or decreases in the duration or permanence of tenant closures, increases or decreases in collectibility reserves and write-offs, additional capital required to fill vacancies, extended lease-up periods, future closings of large tenants, changes in macroeconomic assumptions such as rate of inflation and capitalization rates, and changes to the estimated timing of disposition of the properties under review.
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
Our joint venture investment in NRP was acquired as part of an acquisition and initially recorded at fair value. Basis differences arise when the fair value we record differs from our proportionate share of the entity’s underlying net assets. A basis difference for our joint venture is amortized starting at the date of acquisition and recorded as an offset to earnings from the related joint venture in Other Income (Expense), Net on our consolidated statements of operations. When a property is sold, the remaining basis difference related to that property is written off. Our investment in NRP differs from our proportionate share of the underlying net assets due to an initial basis difference of $6.2 million. For additional information regarding our unconsolidated joint ventures, refer to Note 7.

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
Beginning January 1, 2019, we evaluate whether a lease is an operating, sales-type, or direct financing lease using the criteria established in ASC 842. Leases will be considered either sales-type or direct financing leases if any of the following criteria are met:
•if the lease transfers ownership of the underlying asset to the lessee by the end of the term;
•if the lease grants the lessee an option to purchase the underlying asset that is reasonably certain to be exercised;
•if the lease term is for the major part of the remaining economic life of the underlying asset; or
•if the present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.
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
If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (i.e., the lessee is the owner), then the leased asset is the unimproved space and any tenant allowances funded under the lease are treated as lease incentives, which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. We consider a number of different factors in evaluating whether the lessee or we are the owner of the tenant improvements for accounting purposes. These factors include:
•whether the lease stipulates how and on what a tenant improvement allowance may be spent;
•whether the tenant or landlord retains legal title to the improvements;
•the uniqueness of the improvements;
•the expected economic life of the tenant improvements relative to the length of the lease; and
•who constructs or directs the construction of the improvements.
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
We record lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, collectibility is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered tenant-specific intangibles and other assets. We record lease termination income as Rental Income in the consolidated statements of operations.
Historically, we periodically reviewed the collectibility of outstanding receivables. Following the adoption of ASC 842, lease receivables are reviewed continually to determine whether or not it is probable that we will realize substantially all remaining lease payments for each of our tenants (i.e., whether a tenant is deemed to be a credit risk). Additionally, we record a general reserve based on our review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical bad debt, outstanding balances, and the current economic climate. If we determine it is not probable that we will collect substantially all of the remaining lease payments from a tenant, revenue for that tenant is recorded on a cash basis (“cash-basis tenant”), including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. We will resume recording lease income on an accrual basis for cash-basis tenants once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments. The COVID-19 pandemic has increased the uncertainty of collecting rents from a number of our tenants. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Rental Income rather than in Property Operating, where our reserves were previously recorded, on the consolidated statements of operations. As of December 31, 2020 and 2019, the reserve in accounts receivable for uncollectible amounts was $8.9 million and $6.9 million, respectively. Receivables on our consolidated balance sheets exclude amounts removed for tenants considered to be non-creditworthy, which were $27.2 million and $6.9 million as of December 31, 2020 and 2019, respectively.
In our efforts to maximize collections in the near term while also supporting our tenants as they operate through this pandemic, we have begun negotiating rent relief primarily in the form of payment plans and deferrals on rent and recovery charges, which allow for changes in the timing of payments, but not the total amount of consideration due to us under the lease. In some instances, we may also agree to waive certain charges due to us under the lease; for additional details, please refer to Note 3.
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
Currently, neither our operating leases nor our finance leases have residual value guarantees or other restrictions or covenants, but a small number may contain nonlease components which have been deemed not material and are not separated from the leasing component. Beginning January 1, 2019, we evaluate whether a lease is a finance or operating lease using the criteria established in ASC 842. The criteria we use to determine whether a lease is a finance lease are the same as those we use to determine whether a lease is sales-type lease as a lessor. If none of the finance lease criteria is met, we classify the lease as an operating lease.
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
Sales or transfers to non-customers of non-financial assets or in substance non-financial assets that do not meet the definition of a business are accounted for within the scope of ASC Topic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). Generally, our sales of real estate would be considered a sale of a non-financial asset as defined by ASC 610-20. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would de-recognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. Further, we may defer a tax gain through a Section 1031 Exchange by purchasing another property within a specified time period. For additional information regarding gain on sale of assets, refer to Note 5.
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
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as a Taxable REIT Subsidiary (“TRS”) and are subject to U.S. federal, state and local income taxes at regular corporate tax rates. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions. We recognized an insignificant amount of federal, state, and local income tax expense for the years ended December 31, 2020 and 2019, respectively, and we retain a full valuation allowance for our deferred tax asset. All income tax amounts are included in Other Income (Expense), Net on the consolidated statements of operations. For more information regarding our income taxes, see Note 11.
Newly Adopted Accounting Pronouncements—The following table provides a brief description of newly-adopted accounting pronouncements and their effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326):
Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Financial Instruments - Credit Losses (Topic 326): Codification Improvements

ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief

ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses

ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)	The amendments in this update replaced the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. It clarified that receivables arising from operating leases are not within the scope of ASC Topic 326. Instead, impairment of receivables arising from operating leases will be accounted for in accordance with ASC 842. It also allowed election of the fair value option on certain financial instruments.	January 1, 2020
The adoption of this standard did not have a material impact on our consolidated financial statements. The majority of our financial instruments result from operating lease transactions, which are not within the scope of this standard.

ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities	This ASU amended two aspects of the
	related-party guidance in Topic 810: (1) added an elective private-company scope exception to the variable interest entity guidance for entities under common control, and (2) provided that indirect interests held through related parties in common control arrangements will be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.	January 1, 2020	The adoption of this standard did not have a material impact on our consolidated financial statements.
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	This ASU amended a variety of topics,
improving certain aspects of previously issued ASUs, including ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial
Liabilities, ASU 2016-13, Financial
	Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.	January 1, 2020	The adoption of this standard did not have a material impact on our consolidated financial statements.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU
	2020-04 is optional and may be elected over time as reference rate reform activities occur.	March 12, 2020	We have elected to apply the expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as changes occur.
In response to the COVID-19 pandemic, the Financial Accounting Standards Board (“FASB”) issued interpretive guidance addressing the accounting treatment for lease concessions attributable to the pandemic. Under this guidance, entities may elect to account for such lease concessions consistent with how they would be accounted for under ASC 842 if the enforceable rights and obligations for the lease concessions already existed within the lease agreement, regardless of whether such enforceable rights and obligations are explicitly outlined within the lease. This accounting treatment may only be applied if (1) the lease concessions were granted as a direct result of the pandemic, and (2) the total cash flows under the modified lease are less than or substantially the same as the cash flows under the original lease agreement. As a result, entities that make this election will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist within the contract, and may elect not to account for these concessions as lease modifications within the scope of ASC 842.
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
We have elected not to account for any qualifying lease concessions granted as a result of the COVID-19 pandemic as lease modifications and will account for any qualifying concessions granted as if no changes to the lease contract were made. This will result in an increase to the related lease receivable as payments accrue while we continue to recognize rental income. We will, however, assess the impact of any such concessions on estimated collectibility of the related lease payments and will reflect any adjustments as necessary as an offset to Rental Income on the consolidated statements of operations.
Reclassifications—The following line item on our consolidated balance sheet as of December 31, 2019 was reclassified to conform to current year presentation:
•Corporate Intangible Assets, Net was included in Other Assets, Net.
The following line items on our consolidated statements of cash flows for the years ended December 31, 2019 and 2018 were reclassified to conform to current year presentation:
•Return on Investment in Unconsolidated Joint Ventures was listed on a separate line from Other Assets, Net; and
•Net Change in Credit Facility was separated into two lines, Proceeds from Revolving Credit Facility and Payments on Revolving Credit Facility.

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows as of December 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Rental income related to fixed lease payments(1)	$380,439	$385,948
Rental income related to variable lease payments(1)	125,256	127,790
Straight-line rent amortization(2)	3,258	9,003
Amortization of lease assets	3,138	4,138
Lease buyout income	1,237	1,166
Adjustments for collectibility(2)(3)	(27,845)	(5,775)
Total rental income	$485,483	$522,270
(1)Includes rental income related to lease payments before assessing for collectibility.
(2)Includes revenue adjustments for non-creditworthy tenants.
(3)Contains general reserves; excludes reserves for straight-line rent amortization.
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of December 31, 2020, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements, payment plans, and tenants who have been moved to the cash basis of accounting for revenue recognition purposes are as follows (in thousands):

Year	Amount
2021	$374,203
2022	339,952
2023	291,884
2024	236,076
2025	179,406
Thereafter	430,799
Total	$1,852,320
In response to the COVID-19 pandemic, we executed payment plans with our tenants. For tenants active as of March 8, 2021, we had agreed to defer approximately $8.6 million in rent and related charges, and we had granted abatements totaling approximately $4.2 million. These payment plans and rent abatements represented approximately 2% and 1% of our wholly-owned portfolio’s annualized base rent (“ABR”), respectively. As of March 8, 2021, approximately 87% of payments are scheduled to be received through December 31, 2021 for all executed payment plans, and the weighted-average remaining term over which we expect to receive payment on executed payment plans is approximately eleven months. For the years ended December 31, 2020 and 2019, we had $28.1 million and $3.9 million, respectively, in monthly revenue that will not be recognized until cash is collected or the tenant resumes regular payments and/or is considered creditworthy. These amounts include the estimated impact of tenants who have filed for bankruptcy.
No single tenant comprised 10% or more of our ABR as of December 31, 2020. As of December 31, 2020, our real estate investments in Florida and California represented 12.3% and 10.4% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events, including the impact of the COVID-19 pandemic, in the Florida and California real estate markets.
Lessee—Lease assets and liabilities, grouped by balance sheet line where they are recorded, consisted of the following as of December 31, 2020 and 2019 (in thousands):

Balance Sheet Information	Balance Sheet Location	2020	2019
ROU assets, net - operating leases	Investment in Real Estate	$3,867	$7,613
ROU assets, net - operating and finance leases	Other Assets, Net	1,438	2,111
Operating lease liability	Accounts Payable and Other Liabilities	5,731	9,453
Finance lease liability	Debt Obligations, Net	164	443
During the year ended December 31, 2020, one of our acquisitions was land upon which one of our shopping centers is situated. This land was previously subject to a ground lease in which the lessor controlled an option requiring us to purchase the land subject to the lease, and our valuation of the ROU asset and lease liability as of December 31, 2019 for this ground lease reflected the assumption that the lessor would exercise this option and that we would purchase the underlying land asset.
As of December 31, 2020, the weighted-average remaining lease term was approximately two years for finance leases and 20 years for operating leases. The weighted-average discount rate was 3.5% for finance leases and 4.1% for operating leases.
Future undiscounted payments for fixed lease charges by lease type, inclusive of options reasonably certain to be exercised, are as follows as of December 31, 2020 (in thousands):

	Undiscounted
Year	Operating	Finance
2021	$831	$102
2022	805	29
2023	654	24
2024	528	16
2025	297	—
Thereafter	5,781	—
Total undiscounted cash flows from leases	8,896	171
Total lease liabilities recorded at present value	5,731	164
Difference between undiscounted cash flows and present value of lease liabilities	$3,165	$7

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
(1)The total number of shares of common stock issued was 95.5 million.
(2)Previously a component of Other Assets, Net.
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
Prior to the consummation of the Merger, we did, however, have an existing intangible asset related to our acquisition of certain management contracts between Phillips Edison Limited Partnership (“PELP”), REIT II’s former external manager, and REIT II during our acquisition of PELP in 2017. Because this relationship was internalized as part of the Merger, we derecognized the carrying value of these intangible assets upon completion of the Merger and have included the derecognized contract value of $30.4 million in our calculation of total consideration in the table above.
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

5. REAL ESTATE ACTIVITY
Property Sales—The following table summarizes our real estate disposition activity, excluding properties contributed or sold to GRP I (see Note 7), for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	2020	2019	2018
Number of properties sold(1)	7	21	8
Number of outparcels sold	1	1	—
Proceeds from sale of real estate	$57,902	$223,083	$82,145
Gain on sale of properties, net(2)	10,117	30,039	16,757
(1)We retained certain outparcels of land associated with one of our property dispositions during the year ended December 31, 2020, and as a result, this property is still included in our total property count.
(2)The gain on sale of properties, net does not include miscellaneous write-off activity, which is also recorded in Gain on Sale or Contribution of Property, Net on the consolidated statements of operations.
Subsequent to December 31, 2020, we sold five properties and one outparcel for $44.4 million.
Acquisitions—The following table summarizes our real estate acquisition activity for the years ended December 31, 2020, 2019, and 2018 (dollars and square feet in thousands):

	2020	2019	2018
Number of properties purchased(1)	2	2	5
Number of outparcels purchased(2)	2	2	2
Total price of acquisitions	$41,482	$71,722	$98,941
Total square footage acquired	216	213	543
(1)Excludes 86 properties acquired in the Merger and three properties acquired in the merger with Phillips Edison Grocery Center REIT III, Inc. (“REIT III”).
(2)Outparcels purchased in 2020, 2019, and 2018 are parcels of land adjacent to shopping centers that we own.
Subsequent to December 31, 2020, we acquired two properties and two outparcels for $39.6 million.
In October 2019, we completed a merger with REIT III which resulted in the acquisition of three properties. As part of the merger with REIT III, we also acquired a 10% equity interest in GRP II valued at approximately $5.4 million (refer to Note 7 for further information) and a net working capital liability. GRP II was subsequently acquired by GRP I in October 2020. Consideration for the merger with REIT III primarily included (i) the issuance of 4.5 million shares of our common stock with a value of $49.9 million; (ii) $21.1 million in cash used to pay down REIT III debt and cash paid to REIT III stockholders; (iii) the partial derecognition of a management contract intangible asset in the amount of $1.1 million; (iv) transaction costs of $0.8 million that were capitalized as part of this asset acquisition; and (v) the settlement of net related party balances of $0.5 million.
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
The fair value and weighted-average useful life at acquisition for lease intangibles acquired as part of the transactions above during the years ended December 31, 2020 and 2019, are as follows (dollars in thousands, weighted-average useful life in years):

	2020		2019
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
In-place leases	$3,360	10	$11,907	9
Above-market leases	709	4	2,017	9
Below-market leases	(2,466)	21	(3,385)	15

Property Held for Sale—As of December 31, 2020, there were no properties held for sale. As of December 31, 2019, one property was classified as held for sale, as it was under contract to sell, with no substantive contingencies, and the prospective buyer had significant funds at risk. This property was disposed of during the year ended December 31, 2020. A summary of assets and liabilities for the property held for sale as of December 31, 2019 is presented below (in thousands):

2019
ASSETS
Total investment in real estate assets, net	$5,859
Other assets, net	179
Total assets	$6,038
LIABILITIES(1)
Below-market lease liabilities, net	$316
Accounts payable and other liabilities	33
Total liabilities	$349
(1)These amounts are included in Accounts Payable and Other Liabilities on the consolidated balance sheet.

6. INTANGIBLE ASSETS AND LIABILITIES
Goodwill—During the years ended December 31, 2020, 2019, and 2018 we did not record any impairments or re-allocations of goodwill.
Other Intangible Assets and Liabilities—Other intangible assets and liabilities consisted of the following as of December 31, 2020 and 2019, excluding amounts related to other intangible assets and liabilities classified as held for sale (in thousands):

	2020		2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Corporate intangible assets	$6,804	$(4,922)	$4,883	$(2,444)
In-place leases	441,683	(204,698)	442,729	(170,272)
Above-market leases	66,106	(41,125)	65,946	(34,569)
Below-market lease liabilities	(150,579)	48,834	(151,585)	39,266
Summarized below is the amortization recorded on other intangible assets and liabilities for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Corporate intangible assets	$2,478	$2,735	$10,618
In-place leases	36,000	42,902	37,101
Above-market leases	6,890	7,502	6,112
Below-market lease liabilities	(10,063)	(11,687)	(10,061)
During the year ended December 31, 2019, we recorded an impairment of $7.8 million related to the management contracts intangible asset; please refer to Note 17. In addition, the portion of this asset that was related to our contract with REIT III was internalized as part of the merger with REIT III. As a result, during the year ended December 31, 2019, we derecognized a net book value of $1.1 million of these intangible assets and included the amount within capitalized asset acquisition costs for that transaction. We evaluated the useful life of the remaining management contracts after this derecognition and concluded that the asset now has a remaining useful life of one year.
Estimated future amortization of the respective other intangible assets and liabilities as of December 31, 2020, excluding estimated amounts related to other intangible assets and liabilities classified as held for sale, for each of the next five years is as follows (in thousands):

	Corporate Intangible Assets	In-Place Leases	Above-Market Leases	Below-Market Leases
2021	$384	$32,877	$6,211	$(9,556)
2022	384	30,293	5,329	(9,094)
2023	384	26,541	4,573	(8,420)
2024	384	23,439	3,284	(7,839)
2025	346	20,435	2,131	(7,341)

7. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Grocery Retail Partners I and II—In November 2018, through our direct and indirect subsidiaries, we entered into a joint venture with Northwestern Mutual, pursuant to which we contributed 14 and sold three grocery-anchored shopping centers with a fair value of approximately $359 million to the new joint venture, GRP I, in exchange for a 15% ownership interest in GRP I. Northwestern Mutual acquired an 85% ownership interest in GRP I by contributing cash of $167.1 million. The joint venture is set to expire ten years after the date of the agreement, unless otherwise extended by the members. As a part of the transaction, GRP I distributed or paid cash of $161.8 million to us as well as assumed an existing portfolio mortgage loan of $175 million with a fair value of $165 million to which we are the non-recourse carveout guarantor and environmental indemnitor (see Note 16 for more detail). We recognized a gain of $92.5 million on the transaction which is recorded as Gain on Sale or Contribution of Property, Net on the consolidated statements of operations.
In connection with the merger with REIT III, we assumed a 10% equity interest in GRP II with a fair value of $5.4 million at acquisition. GRP II was initially formed in November 2018 pursuant to the terms of a joint venture agreement between REIT III and Northwestern Mutual and was set to expire ten years after the date of the joint venture contribution agreement unless otherwise extended by the members.
In October 2020, GRP I acquired GRP II. As a part of the transaction, the carrying amount of our investment in GRP II was contributed to GRP I as consideration for an additional interest in GRP I. Our ownership interest in GRP I upon consummation of the transaction was adjusted to approximately 14% as a result of the acquisition.
Necessity Retail Partners—In connection with the Merger, we assumed a 20% equity interest in NRP. NRP was initially formed in March 2016 pursuant to the terms of a joint venture agreement between REIT II and an affiliate of TPG Real Estate and is set to expire seven years after the date of the joint venture contribution agreement unless otherwise extended by the members. This joint venture agreement required a contribution of up to $50 million to the joint venture. Of the maximum $50 million contribution, approximately $17.5 million was previously contributed by REIT II prior to the Merger. We are in the process of disposing and liquidating the assets of this joint venture as a result the planned expiration.
Subsequent to December 31, 2020, the NRP joint venture sold two properties.
The following table summarizes balances on the consolidated balance sheets related to our unconsolidated joint ventures as of December 31, 2020 and 2019 (dollars in thousands):

	2020				2019
Joint Venture	Ownership Percentage	Number of Shopping Centers	Investment Balance	Unamortized Basis Difference	Ownership Percentage	Number of Shopping Centers	Investment Balance	Unamortized Basis Difference
NRP	20%	5	$6,304	$1,381	20%	8	$10,183	$3,189
GRP I	14%	20	31,062	—	15%	17	27,356	—
GRP II	N/A	N/A	N/A	N/A	10%	3	5,315	879
The following table summarizes the activity on the consolidated statements of operations related to our unconsolidated joint ventures as of December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Distributions to PECO After Formation or Assumption
NRP	$4,192	$7,167	$200
GRP I	1,047	2,025	—
GRP II	177	40	N/A

Gain (Loss) from Unconsolidated Joint Ventures
NRP	$2,119	$3,989	$(73)
GRP I	(309)	(72)	(35)
GRP II	42	6	N/A

Amortization and Write-Off of Basis Differences
NRP	$1,808	$2,837	$177
GRP II(1)	879	17	N/A
(1)As part of the merger between GRP I and GRP II, the total remaining value of our GRP II investment of $5.1 million was contributed to GRP I, and the result of this transaction was an increase in our GRP I investment of $5.1 million.

8. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of December 31, 2020 and 2019, excluding amounts related to assets classified as held for sale (in thousands):

	2020	2019
Other assets, net:
Deferred leasing commissions and costs	$41,664	$38,738
Deferred financing expenses(1)	13,971	13,971
Office equipment, ROU assets, and other	21,578	19,430
Corporate intangible assets	6,804	4,883
Total depreciable and amortizable assets	84,017	77,022
Accumulated depreciation and amortization	(45,975)	(35,055)
Net depreciable and amortizable assets	38,042	41,967
Accounts receivable, net(2)	46,893	46,125
Accounts receivable - affiliates	543	728
Deferred rent receivable, net(3)	32,298	29,291
Derivative asset	—	2,728
Prepaid expense and other	8,694	7,851
Total other assets, net	$126,470	$128,690
(1)Deferred financing expenses per the above table are related to our revolving line of credit, and thus we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $8.9 million and $6.9 million of general reserves for uncollectible amounts as of December 31, 2020 and 2019, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $22.8 million and $6.2 million as of December 31, 2020 and 2019, respectively.
(3)Net of $4.4 million and $0.7 million of adjustments as of December 31, 2020 and 2019, respectively, for straight-line rent removed for tenants considered to be non-creditworthy.

9. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, on our debt obligations as of December 31, 2020 and 2019 (in thousands):

	Interest Rate(1)	2020	2019
Revolving credit facility	LIBOR + 1.4%	$—	$—
Term loans(2)	1.4% - 4.6%	1,622,500	1,652,500
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 7.2%	290,022	324,578
Finance lease liability		164	443
Assumed market debt adjustments, net		(1,543)	(1,218)
Deferred financing expenses, net		(13,538)	(17,204)
Total		$2,292,605	$2,354,099
(1)Interest rates are as of December 31, 2020.
(2)Our term loans carry an interest rate of LIBOR plus a spread. While most of the rates are fixed through the use of swaps, there is a portion of these loans that are not subject to a swap, and thus are still indexed to LIBOR.
Revolving Credit Facility—We have a $500 million revolving credit facility with availability of $490.4 million, which is net of current issued letters of credit, as of December 31, 2020. The maturity date is October 2021, with additional options to extend the maturity to October 2022. We pay a fee of 0.25% on the unused portion of the facility if our borrowings are less than 50% of our capacity or a fee of 0.15% if our borrowings are greater than 50%, but less than 100%, of our capacity.
In April 2020, we borrowed $200 million on our revolving credit facility to meet our operating needs for a sustained period due to the COVID-19 pandemic. Our rent and recovery collections during the second quarter, combined with other cost saving initiatives, sufficiently funded our short term operating needs and provided enough stability to allow us to repay in full the outstanding balance on our revolving credit facility in June 2020.
Term Loans—We have six unsecured term loans with maturities ranging from 2022 to 2025. Our term loans have interest rates of LIBOR plus interest rate spreads based on our leverage ratios. We have utilized interest rate swaps to fix the rates on the majority of our term loans, with $580.5 million in term loans not fixed through such swaps.
In January 2020, we made the final $30 million payment on our term loan maturing in 2021.

In May 2019, we exercised a $60 million delayed draw feature on one of our term loans, and we used the proceeds from this draw to pay down our revolving credit facility. In September 2019, we repriced a $200 million term loan, lowering the interest rate spread from 1.75% over LIBOR to 1.25% over LIBOR, while maintaining the current maturity of September 2024. In October 2019, we repriced a $175 million term loan from a spread of 1.75% over LIBOR to 1.25% over LIBOR, while maintaining the current maturity of October 2024. Finally, in December 2019, we paid down $265.9 million in term loan debt primarily with the proceeds from a secured loan as well as the proceeds from property dispositions.
As of December 31, 2020 and 2019, the weighted-average interest rate, including the impact of swaps, on our term loans was 2.7% and 3.2%, respectively.
Secured Debt—Our secured debt includes two facilities secured by certain properties in our portfolio, mortgage loans secured by individual properties, and finance leases. The interest rates on our secured debt are fixed. At the closing of the Merger, we assumed $102.3 million in mortgage loans. We contributed $175.0 million of our secured debt to GRP I in November 2018. In connection with the debt contributed to GRP I, we wrote-off deferred financing expenses of $2.1 million. In December 2019, we executed a $200 million secured loan. The loan matures in 2030 and has a 3.35% interest rate. As of December 31, 2020 and 2019 our weighted average interest rate for our secured debt was 4.0% and 4.1%, respectively.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, as of December 31, 2020 and 2019, is summarized below (in thousands):

	2020	2019
As to interest rate:(1)
Fixed-rate debt	$1,727,186	$2,122,021
Variable-rate debt	580,500	250,500
Total	$2,307,686	$2,372,521
As to collateralization:
Unsecured debt	$1,622,500	$1,652,500
Secured debt	685,186	720,021
Total	$2,307,686	$2,372,521

Weighted-average interest rate(1)	3.1%	3.4%
(1)Includes the effects of derivative financial instruments (see Notes 10 and 17).
Maturity Schedule—Below is our maturity schedule with the respective principal payment obligations, excluding finance lease liabilities, market debt adjustments, and deferred financing expenses (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Term loans	$—	$375,000	$300,000	$475,000	$472,500	$—	$1,622,500
Secured debt	62,589	61,898	79,569	28,162	27,881	424,923	685,022
Total	$62,589	$436,898	$379,569	$503,162	$500,381	$424,923	$2,307,522

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $19.1 million will be reclassified from AOCI as an increase to Interest Expense, Net.

The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of December 31, 2020 and 2019 (notional amounts in thousands):

	2020	2019
Count	6	9
Notional amount	$1,042,000	$1,402,000
Fixed LIBOR	1.3% - 2.9%	0.8% - 2.9%
Maturity date	2021 - 2025	2020 - 2025
We assumed five hedges with a notional amount of $570 million as a part of the Merger. The fair value of the five hedges assumed was $14.7 million and is amortized over the remaining lives of the respective hedges and recorded in Interest Expense, Net in the consolidated statements of operations. The net unamortized amount remaining as of December 31, 2020 was $5.0 million.
The table below details the nature of the loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Amount of loss recognized in Other Comprehensive (Loss) Income	$50,552	$35,865	$895
Amount of loss reclassified from AOCI into interest expense	16,732	2,409	3,261
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of December 31, 2020, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $54.8 million. As of December 31, 2020, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $54.8 million.

11. INCOME TAXES
General—We have elected to be taxed as a REIT under the IRC. To qualify as a REIT, we must meet a number of organization and operational requirements, including a requirement to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. We intend to continue to adhere to these requirements and to maintain our REIT status. As a REIT, we are entitled to a deduction for some or all of the distributions we pay to our stockholders. Accordingly, we are generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth taxable year following the year of disqualification.
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
Income tax benefits from uncertain tax positions are recognized in the consolidated financial statements only if we believe it is more likely than not that the uncertain tax position will be sustained based solely on the technical merits of the tax position and consideration of the relevant taxing authority's widely understood administrative practices and precedents. We do not believe that we have any uncertain tax positions at December 31, 2020 and 2019.
The statute of limitations for the federal income tax returns remain open for the 2017 through 2019 tax years. The statute of limitations for state income tax returns remain open in accordance with each state's statute.
Our accounting policy is to classify interest and penalties as a component of income tax expense. We accrued no interest or penalties as of December 31, 2020 and 2019.
Deferred Tax Assets and Liabilities—Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which these temporary differences are expected to reverse. Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, the magnitude and timing of future projected taxable income and tax planning strategies. We believe, based on available evidence, it is not more likely than not that our net deferred tax assets will be realized in future periods and, therefore, have recorded a valuation allowance equal to the net deferred tax asset balance.

The following is a summary of our deferred tax assets and liabilities as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Deferred tax assets:
Accrued compensation	$3,250	$3,912
Accrued expenses and reserves	89	70
Net operating loss (“NOL”) carryforward	2,787	2,885
Other	306	362
Gross deferred tax assets	6,432	7,229
Less: valuation allowance	(3,183)	(3,661)
Total deferred tax asset	3,249	3,568
Deferred tax liabilities:
Real estate assets and other capitalized assets	(3,236)	(3,546)
Other	(13)	(22)
Total deferred tax liabilities	(3,249)	(3,568)
Net deferred tax asset	$—	$—
Our deferred tax assets and liabilities result from the activities of our TRS entities. The TRS entities have a federal NOL carryforward of $12.2 million. Of this amount, $1.3 million was generated in 2017 and will expire in 2037 if the NOL is not utilized. The remaining NOL carryforward can be carried forward indefinitely. As of December 31, 2020, the TRS entities have state NOL carryforwards of $5.0 million, which will expire as determined under each state's statute.
Differences between the net income or loss presented on the consolidated statements of operations and taxable income are primarily related to the timing of the recognition of gain on the sale of investment properties for financial reporting purposes and tax reporting, the recognition of impairment expense for financial reporting purposes which is not deductible for tax reporting purposes, and differences in recognition of rental income and depreciation and amortization expense for both financial reporting and tax reporting.
Distributions—The following table reconciles Net Income (Loss) Attributable to Stockholders to REIT taxable income before the dividends paid deduction for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net income (loss) attributable to stockholders	$4,772	$(63,532)	$39,138
Net (income) loss from TRS	(702)	5,346	(1,171)
Net income (loss) attributable to REIT operations	4,070	(58,186)	37,967
Book/tax differences	63,846	153,047	33,858
REIT taxable income subject to 90% dividend requirement	$67,916	$94,861	$71,825
For tax purposes, total gross distributions to our stockholders for the year ended December 31, 2020 were approximately $64.7 million. As permitted under the IRC, we will utilize approximately $3.2 million of our January 2021 distribution to offset our 2020 REIT taxable income. Our distributions to stockholders for the years ended December 31, 2019 and 2018, respectively, have exceeded 100% of the REIT taxable income.
The tax characterization of our distributions declared for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Common stock:
Ordinary dividends	100.0%	38.0%
Non-dividend distributions	—%	53.4%
Capital gain distributions	—%	8.6%
Total distributions per share	100.0%	100.0%

12. COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2020, we had four letters of credit outstanding totaling approximately $8.0 million to provide security for our obligations under our insurance and reinsurance contracts.
The following is a summary of the activities in the liability for unpaid losses, which is recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets, for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Beginning balances	$6,021	$5,458
Incurred related to:
Current year	1,943	1,792
Prior years	2,249	1,248
Total incurred	4,192	3,040
Paid related to:
Current year	36	78
Prior years	2,791	2,399
Total paid	2,827	2,477
Liabilities for unpaid losses as of December 31	$7,386	$6,021
COVID-19—As of December 31, 2020, we were not aware of any significant liabilities or obligations to waive rent that we have incurred under force majeure or co-tenancy clauses in tenant leases.
Development and Redevelopment—As of December 31, 2020, we had approximately $7.6 million in an active anchor redevelopment project that we have agreed to perform, of which $6.1 million is expected to be funded in 2021.

13. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of the Board. Our charter does not provide for cumulative voting in the election of directors.
On May 6, 2020, our Board decreased the EVPS of our common stock to $8.75 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2020. The decrease was primarily driven by the negative impact of the COVID-19 pandemic on our non-grocery tenants resulting from social distancing and “stay-at-home” guidelines and the uncertainty of the duration and full effect on the overall economy. We engaged a third-party valuation firm to provide a calculation of the range in EVPS of our common stock as of March 31, 2020, which reflected certain balance sheet assets and liabilities as of that date. Previously, the EVPS of our common stock was set at $11.10, based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2019.
Distributions—On March 27, 2020, our Board suspended stockholder distributions, effective after the payment of the March 2020 distribution on April 1, 2020, as a result of the uncertainty surrounding the COVID-19 pandemic. On November 4, 2020, our Board authorized distributions for the month of December 2020, for stockholders of record at the close of business on December 28, 2020, equal to a monthly amount of $0.02833333 per share of common stock, or $0.34 annualized. On December 14, 2020, our Board announced that the date of record for December distributions was moved to December 31, 2020. OP unit holders received distributions at the same rate as common stockholders. We paid this distribution on January 12, 2021.
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
On March 27, 2020, the DRIP was suspended, and the March 2020 distribution was paid in all cash on April 1, 2020. On November 4, 2020, our Board reinstated the DRIP, which became effective beginning with the December 2020 distribution paid in January 2021.
Tender Offer—On November 4, 2020, our Board approved a voluntary tender offer that commenced on November 10, 2020 (the “Tender Offer”) for up to 4.5 million shares of our outstanding common stock at a price of $5.75 per share, for a total value of approximately $26 million. On December 14, 2020, the Tender Offer was amended to extend the expiration date to December 29, 2020, and the offer to purchase shares was increased to approximately 17.4 million shares, for a total value of approximately $100 million. All of the other terms and conditions of the Tender Offer remained unchanged. In connection with the Tender Offer, we repurchased 13.5 million shares of common stock for a total value of $77.6 million, which includes the issuance of 2.8 million common shares in redemption of 2.8 million OP units converted at the time of repurchase. The $77.6 million due to shareholders who tendered their shares was not yet paid as of December 31, 2020, and is recorded as Accounts Payable and Other Liabilities on our consolidated balance sheets. The amount was subsequently paid on January 5, 2021.
Share Repurchase Program—Our SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The Board reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
On August 7, 2019, the Board suspended the SRP with respect to standard repurchases. The SRP for death, qualifying disability, or determination of incompetence (“DDI”) was suspended effective March 27, 2020, in response to the uncertainty of COVID-19. Both the SRP with respect to standard repurchases and the SRP for DDI remains suspended as of December 31, 2020.
On January 8, 2021, the Board adopted the Fourth Amended and Restated Share Repurchase Program (“Fourth Amended SRP”), effective January 14, 2021. Under the Fourth Amended SRP, share repurchases for DDI have been reinstated at $5.75 per share, and as of March 1, 2021, we have repurchased 0.1 million shares for a total value of $0.4 million. The SRP with respect to standard repurchases remains suspended.
Convertible Noncontrolling Interests—As of December 31, 2020 and 2019, we had approximately 39.8 million and 42.7 million outstanding OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods. These are included in the outstanding unvested award totals disclosed in Note 14.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to exchange OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of December 31, 2020 and 2019, are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
During the year ended December 31, 2020 and 2019, 3.0 million and 1.9 million OP units were converted into shares of our common stock at a 1:1 ratio, respectively. Of the OP units converted in 2020, 2.8 million were converted and repurchased as part of the Tender Offer. The $8.3 million and $30.4 million of distributions for the years ended December 31, 2020 and 2019, respectively, that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
Nonconvertible Noncontrolling Interests—In addition to partnership units of the Operating Partnership, Noncontrolling Interests also includes a 25% minority-owned interest held by a third party in a consolidated partnership, which was not significant to our results in 2020 or 2019 and ceased a majority of its operations in 2019.

14. COMPENSATION
Employee Long Term Incentive Plan—We issue stock awards that vest based upon the completion of a service period (“service-based awards”), as well as awards that vest based upon the achievement of certain performance metrics (“performance-based awards”) under our 2020 Omnibus Incentive Plan (“2020 Incentive Plan”), which became effective in June 2020. The 2020 Incentive Plan replaces the Amended and Restated 2010 Long-Term Incentive Plan, which expired in August 2020. Awards to employees under our 2020 Incentive Plan are typically granted and vest during the first quarter of each year. Service-based awards typically follow a four-year graded vesting schedule and will vest in the form of common stock or OP units. For performance-based awards, the number of shares that vest depends on whether certain financial metrics are met, as calculated over a three-year performance period. For each annual performance-based award, 50% of the shares earned vest at the end of the three-year period and 50% of the shares earned vest following an additional year of service. As such, certain units classified as nonvested performance stock awards as of period-end may have met the performance-based requirements for vesting and are now only subject to an additional year of service-based vesting. Vesting of performance awards is in the form of common stock, or certain awards may vest in the form of OP units at the election of the recipient.
We recognize expense for awards with graded vesting under the accelerated recognition method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period. Expense amounts are recorded in General and Administrative or Property Operating on our consolidated statements of operations. The awards are valued according to the EVPS for our common stock at the date of grant. Holders of unvested service-based and performance-based awards are entitled to dividend and distribution rights, but are not entitled to voting rights.
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
Independent Director Stock Plan—The Board approves restricted stock awards pursuant to our Amended and Restated 2010 Independent Director Stock Plan. The awards are granted to our independent directors as service-based awards. As of December 31, 2020 and 2019, there were approximately 50,000 and 38,000 outstanding unvested awards granted to independent directors, respectively.
Share-Based Compensation Award Activity—All share-based compensation awards, regardless of the form of payout upon vesting, are presented in the following table, which summarizes our stock-based award activity. For performance-based awards, the number of shares deemed to be issued per the table below reflects the number of units at target performance. Performance-based awards contain terms which dictate that the number of award units to be issued will vary based upon actual performance compared to the respective plan’s performance metrics, with the potential for certain awards to earn additional shares beyond target performance (number of units in thousands):

	Restricted Stock Awards(1)	Performance Stock Awards(1)	Phantom Stock Units	Weighted-Average Grant-Date Fair Value(2)
Nonvested at January 1, 2018	18	—	2,446	$10.20
Granted	811	199	—	11.00
Vested	(5)	—	(1,394)	10.20
Forfeited	(16)	—	(54)	10.38
Nonvested at December 31, 2018	808	199	998	10.60
Granted	470	2,293	—	11.05
Vested	(196)	—	(769)	10.36
Forfeited	(103)	(8)	(47)	10.77
Nonvested at December 31, 2019	979	2,484	182	11.00
Granted	437	259	—	10.94
Vested	(304)	—	(176)	10.71
Forfeited	(70)	(25)	(6)	11.00
Nonvested at December 31, 2020	1,042	2,718	—	$11.02
(1)The maximum number of award units that could be issued under all outstanding grants was 4.4 million as of December 31, 2020. The number of award units expected to vest was 2.3 million as of December 31, 2020.
(2)On an annual basis, we engage an independent third-party valuation advisory consulting firm to estimate the EVPS of our common stock. The weighted-average grant-date fair value calculated herein reflects the EVPS on the grant date.
The expense for all stock-based awards during the years ended December 31, 2020, 2019, and 2018 was $6.3 million, $10.1 million, and $10.4 million, respectively. We had $11.8 million of unrecognized compensation costs related to these awards that we expect to recognize over a weighted average period of approximately three years. The fair value at the vesting date for stock-based awards that vested during the year ended December 31, 2020 was $5.0 million.

401(k) Plan—We sponsor a 401(k) plan that provides benefits for qualified employees. Our match of the employee contributions is discretionary and has a five-year vesting schedule. The cash contributions to the plan for the years ended December 31, 2020, 2019, and 2018 were approximately $0.9 million, $0.9 million, and $1.0 million, respectively. All employees who have attained the age of 21 are eligible to participate starting the first day of the month following their date of hire. Employees are vested immediately with respect to employee contributions.

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
The impact of these outstanding OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the OP units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements for the years ended December 31, 2020, 2019, and 2018.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations for the years ended December 31, 2020, 2019, and 2018 (in thousands, except per share amounts):

	2020	2019	2018
Numerator:
Net income (loss) attributable to stockholders - basic	$4,772	$(63,532)	$39,138
Net income (loss) attributable to convertible OP units(1)	690	(9,583)	8,136
Net income (loss) - diluted	$5,462	$(73,115)	$47,274
Denominator:
Weighted-average shares - basic	290,280	283,909	196,602
OP units(1)	42,764	43,208	44,453
Dilutive restricted stock awards	422	—	312
Adjusted weighted-average shares - diluted	333,466	327,117	241,367
Earnings per common share:
Basic and diluted income (loss) per share	$0.02	$(0.22)	$0.20
(1)OP units include units that are convertible into common stock or cash, at the Operating Partnership’s option. The Operating Partnership income or loss attributable to these OP units, which is included as a component of Net Income (Loss) Attributable to Noncontrolling Interests on the consolidated statements of operations, has been added back in the numerator as these OP units were included in the denominator for all years presented.
Approximately 1.0 million time-based and 2.5 million performance-based unvested stock units were outstanding as of December 31, 2019. These securities were anti-dilutive for the year ended December 31, 2019, and as a result, their impact was excluded from the weighted-average common shares used to calculate diluted EPS for that period. Outstanding restricted stock awards were dilutive for the years ended December 31, 2020 and 2018, and thus are included in the calculation above.

16. REVENUE RECOGNITION AND RELATED PARTY TRANSACTIONS
Revenue—We have entered into agreements with the Managed Funds related to certain advisory, management, and administrative services we provide to their real estate assets in exchange for fees and reimbursement of certain expenses. Summarized below are amounts included in Fee and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds during the years ended December 31, 2020, 2019, and 2018, and also includes other revenues that are not in the scope of ASC 606, but are included in this table for the purpose of disclosing all related party revenues (in thousands):

	2020	2019	2018
Recurring fees(1)	$4,801	$6,362	$21,036
Transactional revenue and reimbursements(2)	2,633	3,329	9,817
Insurance premiums(3)	2,386	1,989	2,073
Total fees and management income	$9,820	$11,680	$32,926
(1)Recurring fees include asset management fees and property management fees.

(2)Transaction revenue includes items such as leasing commissions, construction management fees, and acquisition fees.
(3)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
During the year ended December 31, 2019, we recognized a net charge of $1.9 million in Other Income (Expense), Net on our consolidated statement of operations. The charge was related to a reduction in our related party accounts receivable and organization and offering costs payable for amounts incurred in connection with the REIT III public offering. Remaining accounts receivable and organization and offering costs payable that were outstanding as of September 30, 2019 related to REIT III were settled when we merged with REIT III in October 2019.
Other Related Party Matters—We are the limited guarantor for up to $190 million, capped at $50 million in most instances, of debt for our NRP joint venture. As of December 31, 2020, we were also the limited guarantor of a $175 million mortgage loan for GRP I. Our guaranty in both cases is limited to being the non-recourse carveout guarantor and the environmental indemnitor. We are also party to a separate agreement with Northwestern Mutual in which any potential liability under our guaranty for GRP I will be apportioned between us and Northwestern Mutual based on our respective ownership percentages in GRP I. We have no liability recorded on our consolidated balance sheets for either guaranty as of December 31, 2020 and 2019.
PECO Air L.L.C. (“PECO Air”), an entity in which Mr. Edison, our Chairman and Chief Executive Officer, owns a 50% interest, owns an airplane that we use for business purposes in the course of our operations. We paid approximately $1.0 million to PECO Air for use of its airplane, and per the terms of our contractual agreements, for the years ended December 31, 2020 and 2019, and $0.8 million for the year ended December 31, 2018.

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
The following is a summary of borrowings as of December 31, 2020 and 2019 (in thousands):

	2020		2019
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Term loans	1,610,204	1,621,902	1,636,470	1,656,765
Secured portfolio loan facilities	391,131	404,715	390,780	399,054
Mortgages(2)	291,270	303,647	326,849	337,614
Total	$2,292,605	$2,330,264	$2,354,099	$2,393,433
(1)Recorded principal balances include net deferred financing expenses of $13.5 million and $17.2 million as of December 31, 2020 and 2019, respectively. Recorded principal balances also include assumed market debt adjustments of $1.5 million and $1.2 million as of December 31, 2020 and 2019, respectively. We have recorded deferred financing expenses related to our revolving credit facility, which are not included in these balances, in Other Assets, Net on our consolidated balance sheets.
(2)Our finance lease liability is included in the mortgages line item, as presented.

Recurring and Nonrecurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	2020			2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Derivative assets(1)	$—	$—	$—	$—	$2,728	$—
Derivative liability(1)	—	(54,759)	—	—	(20,974)	—
Earn-out liability	—	—	(22,000)	—	—	(32,000)
Nonrecurring
Impaired real estate assets, net(2)	—	19,350	—	—	280,593	—
Impaired corporate intangible asset, net(3)	—	—	—	—	—	4,401
Impaired corporate ROU asset, net	—	537	—	—	—	—
(1)We record derivative assets in Other Assets, Net and derivative liabilities in Derivative Liability on our consolidated balance sheets.
(2)The carrying value of impaired real estate assets may have subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.
(3)The carrying value of our impaired in-place management contracts subsequently decreased after the measurement date, attributable to regular amortization as well as derecognition as part of the merger with REIT III.
Derivative Instruments—As of December 31, 2020 and 2019, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2020 and 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—As part of our acquisition of PELP in 2017, an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. After the expiration of certain provisions in 2019, PELP is now eligible to earn between three million and five million OP units based on the timing and valuation of a liquidity event for PECO. The liquidity event can occur no later than December 31, 2021 for the maximum shares to be awarded, but can occur as late as December 31, 2023.
We estimate the fair value of this liability on a quarterly basis using the Monte Carlo method. This method requires us to make assumptions about future dividend yields, volatility, and timing and pricing of liquidity events, which are unobservable and are considered Level 3 inputs in the fair value hierarchy. A change in these inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date. In calculating the fair value of this liability as of December 31, 2020, we have determined that the most likely range of potential outcomes includes a possibility of no additional OP units issued as well as up to a maximum of five million units being issued.
We recognized income of $10.0 million and $7.5 million related to changes in the fair value of the earn-out liability for the years ended December 31, 2020 and 2019, respectively. These changes in fair value have been and will continue to be recognized in Other Income (Expense), Net in the consolidated statements of operations.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value on a nonrecurring basis dependent upon when we determine an impairment has occurred. During the years ended December 31, 2020, 2019, and 2018, we impaired assets that were under contract or actively marketed for sale at a disposition price that was less than carrying value, or that had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds, which we consider to be a Level 2 input in the fair value hierarchy.

We recorded the following expense upon impairment of real estate assets for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Impairment of real estate assets	$2,423	$87,393	$40,782
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

18. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (in thousands, except per share amounts):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$131,523	$119,040	$126,695	$120,759
Net income (loss) attributable to stockholders	9,769	(5,588)	11,784	(11,193)
Net income (loss) per share - basic and diluted	0.03	(0.02)	0.04	(0.04)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$132,769	$132,581	$136,009	$135,347
Net (loss) income attributable to stockholders	(5,195)	(36,570)	(25,877)	4,110
Net (loss) income per share - basic and diluted	(0.02)	(0.13)	(0.09)	0.02
Our decrease in revenue beginning in the second quarter of 2020 is mainly attributed to the effects of the COVID-19 pandemic.

19. SUBSEQUENT EVENTS
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to December 31, 2020 were as follows (in thousands):

Month	Date of Record	Monthly Distribution Rate	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested Through the DRIP	Net Cash Distribution
December	12/28/2020	$0.02833333	1/12/2021	$9,001	$2,461	$6,540
January	1/15/2021	$0.02833333	2/1/2021	9,042	2,455	6,587
February	2/15/2021	$0.02833333	3/1/2021	9,051	2,453	6,598
On March 10, 2021, our Board authorized distributions for March 2021 to the stockholders of record at the close of business on March 19, 2021 equal to a monthly amount of $0.02833333 per share of common stock. OP unit holders will receive distributions at the same rate as common stockholders. We pay distributions to stockholders and OP unit holders based on monthly record dates, and we expect to pay the March 2021 distributions on April 1, 2021.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Lakeside Plaza	Salem, VA	$—	$3,344	$5,247	$732	$3,491	$5,832	$9,323	$2,754	1988	11/23/2011
Snow View Plaza	Parma, OH	—	4,104	6,432	1,171	4,326	7,381	11,707	3,767	1981	11/23/2011
St. Charles Plaza	Davenport, FL	—	4,090	4,399	571	4,228	4,832	9,060	2,828	2007	11/23/2011
Burwood Village Center	Glen Burnie, MD	—	5,448	10,167	553	5,737	10,431	16,169	4,956	1971	11/23/2011
Centerpoint	Easley, SC	—	2,404	4,361	1,426	2,986	5,205	8,191	2,422	2002	11/23/2011
Southampton Village	Tyrone, GA	—	2,670	5,176	965	2,901	5,910	8,811	2,669	2003	11/23/2011
Cureton Town Center	Waxhaw, NC	—	6,569	6,197	2,632	5,926	9,472	15,398	4,188	2006	12/29/2011
Tramway Crossing	Sanford, NC	—	2,016	3,071	886	2,492	3,481	5,973	1,944	1996	2/23/2012
Westin Centre	Fayetteville, NC	—	2,190	3,499	741	2,449	3,981	6,430	2,029	1996/1999	2/23/2012
Village At Glynn Place	Brunswick, GA	—	5,202	6,095	625	5,309	6,612	11,922	3,805	1992	4/27/2012
Meadowthorpe Manor Shoppes	Lexington, KY	—	4,093	4,185	613	4,562	4,330	8,892	2,252	1989/2008	5/9/2012
Brentwood Commons	Bensenville, IL	—	6,105	8,024	2,366	6,306	10,190	16,496	3,991	1981/2001	7/5/2012
Sidney Towne Center	Sidney, OH	—	1,429	3,802	1,353	2,016	4,568	6,584	2,599	1981/2007	8/2/2012
Broadway Plaza	Tucson, AZ	5,614	4,979	7,169	1,951	5,808	8,290	14,099	3,770	1982/1995	8/13/2012
Baker Hill	Glen Ellyn, IL	—	7,068	13,738	10,013	7,664	23,154	30,818	7,287	1998	9/6/2012
New Prague Commons	New Prague, MN	—	3,248	6,604	1,908	3,395	8,366	11,761	3,447	2008	10/12/2012
Brook Park Plaza	Brook Park, OH	—	2,545	7,594	773	2,813	8,099	10,912	3,377	2001	10/23/2012
Heron Creek Towne Center	North Port, FL	—	4,062	4,082	447	4,163	4,429	8,591	2,181	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster, CA	11,740	6,352	13,529	929	6,663	14,147	20,810	5,091	1991/2012	12/27/2012
Village One Plaza	Modesto, CA	17,700	5,166	18,752	633	5,255	19,296	24,551	6,308	2007	12/28/2012
Hilfiker Shopping Center	Salem, OR	—	2,455	4,750	89	2,523	4,771	7,294	1,753	1984/2011	12/28/2012
Butler Creek	Acworth, GA	—	3,925	6,129	2,931	4,287	8,698	12,985	2,928	1989	1/15/2013
Fairview Oaks	Ellenwood, GA	6,430	3,563	5,266	857	3,925	5,761	9,686	2,277	1996	1/15/2013
Grassland Crossing	Alpharetta, GA	—	3,680	5,791	1,033	3,936	6,568	10,504	2,790	1996	1/15/2013
Hamilton Ridge	Buford, GA	—	4,772	7,168	823	5,035	7,728	12,763	3,384	2002	1/15/2013
Mableton Crossing	Mableton, GA	—	4,426	6,413	1,458	4,930	7,367	12,297	3,076	1997	1/15/2013
Shops at Westridge	McDonough, GA	—	2,788	3,901	2,038	2,835	5,892	8,727	2,104	2006	1/15/2013
Fairlawn Town Centre	Fairlawn, OH	20,000	10,398	29,005	3,638	11,611	31,430	43,041	12,819	1962/1996	1/30/2013
Macland Pointe	Marietta, GA	—	3,493	5,364	1,097	3,878	6,075	9,953	2,649	1992	2/13/2013
Kleinwood Center	Spring, TX	—	11,478	18,954	1,267	11,850	19,848	31,699	7,809	2003	3/21/2013
Murray Landing	Columbia, SC	6,750	3,221	6,856	1,640	3,597	8,120	11,717	2,968	2003	3/21/2013
Vineyard Shopping Center	Tallahassee, FL	—	2,761	4,221	561	3,028	4,515	7,543	1,886	2002	3/21/2013
Lutz Lake Crossing	Lutz, FL	—	2,636	6,600	819	2,914	7,142	10,055	2,404	2002	4/4/2013
Publix at Seven Hills	Spring Hill, FL	—	2,171	5,642	1,055	2,493	6,375	8,868	2,197	1991/2006	4/4/2013
Hartville Centre	Hartville, OH	—	2,069	3,691	1,785	2,391	5,155	7,546	2,048	1988/2008	4/23/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Sunset Shopping Center	Corvallis, OR	15,410	7,933	14,939	839	8,019	15,692	23,711	5,539	1998	5/31/2013
Savage Town Square	Savage, MN	9,000	4,106	9,409	300	4,357	9,458	13,815	3,562	2003	6/19/2013
Glenwood Crossings	Kenosha, WI	—	1,872	9,914	1,051	2,336	10,500	12,837	3,292	1992	6/27/2013
Shiloh Square Shopping Center	Kennesaw, GA	—	4,685	8,729	1,978	4,834	10,558	15,392	3,419	1996/2003	6/27/2013
Pavilions at San Mateo	Albuquerque, NM	—	6,470	18,726	1,701	6,746	20,152	26,897	6,597	1997	6/27/2013
Boronda Plaza	Salinas, CA	14,750	9,027	11,870	623	9,231	12,290	21,521	4,174	2003/2006	7/3/2013
Westwoods Shopping Center	Arvada, CO	—	3,706	11,115	694	4,186	11,328	15,514	3,914	2003	8/8/2013
Paradise Crossing	Lithia Springs, GA	—	2,204	6,064	868	2,490	6,647	9,136	2,253	2000	8/13/2013
Contra Loma Plaza	Antioch, CA	—	3,243	3,926	1,779	3,845	5,103	8,948	1,633	1989	8/19/2013
South Oaks Plaza	St. Louis, MO	—	1,938	6,634	464	2,112	6,924	9,036	2,294	1969/1987	8/21/2013
Yorktown Centre	Millcreek Township, PA	—	3,736	15,396	2,173	4,098	17,207	21,305	6,652	1989/2013	8/30/2013
Dyer Town Center	Dyer, IN	9,023	6,017	10,214	586	6,283	10,534	16,817	3,759	2004/2005	9/4/2013
East Burnside Plaza	Portland, OR	—	2,484	5,422	137	2,560	5,484	8,044	1,499	1955/1999	9/12/2013
Red Maple Village	Tracy, CA	20,584	9,250	19,466	439	9,408	19,747	29,155	5,542	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor, FL	6,360	2,334	7,918	661	2,416	8,498	10,914	2,751	2010	9/25/2013
CitiCentre Plaza	Carroll, IA	—	770	2,530	364	1,031	2,633	3,664	954	1991/1995	10/2/2013
Duck Creek Plaza	Bettendorf, IA	—	4,612	13,007	1,683	5,208	14,094	19,302	4,477	2005/2006	10/8/2013
Cahill Plaza	Inver Grove Heights, MN	—	2,587	5,114	683	2,950	5,433	8,383	1,909	1995	10/9/2013
College Plaza	Normal, IL	—	4,460	17,772	3,325	5,107	20,450	25,557	4,820	1983/1999	10/22/2013
Courthouse Marketplace	Virginia Beach, VA	11,650	6,130	8,061	1,147	6,386	8,952	15,338	2,983	2005	10/25/2013
Hastings Marketplace	Hastings, MN	—	3,980	10,045	777	4,397	10,404	14,801	3,526	2002	11/6/2013
Coquina Plaza	Southwest Ranches, FL	6,192	9,458	11,770	1,117	9,686	12,658	22,345	3,780	1998	11/7/2013
Shoppes of Paradise Lakes	Miami, FL	5,057	5,811	6,020	968	6,072	6,726	12,799	2,283	1999	11/7/2013
Collington Plaza	Bowie, MD	—	12,207	15,142	905	12,394	15,860	28,254	4,876	1996	11/21/2013
Golden Town Center	Golden, CO	14,711	7,065	10,166	1,674	7,460	11,446	18,905	3,914	1993/2003	11/22/2013
Northstar Marketplace	Ramsey, MN	—	2,810	9,204	1,090	2,923	10,182	13,105	3,318	2004	11/27/2013
Bear Creek Plaza	Petoskey, MI	—	5,677	17,611	1,614	5,782	19,120	24,902	6,231	1998/2009	12/18/2013
East Side Square	Springfield, OH	—	394	963	120	412	1,065	1,477	372	2007	12/18/2013
Flag City Station	Findlay, OH	—	4,685	9,630	3,124	4,851	12,588	17,440	3,539	1992	12/18/2013
Hoke Crossing	Clayton, OH	—	481	1,060	398	509	1,430	1,939	$458	2006	12/18/2013
Southern Hills Crossing	Kettering, OH	—	778	1,481	125	807	1,577	2,384	623	2002	12/18/2013

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Town & Country Shopping Center	Noblesville, IN	13,480	7,361	16,269	458	7,454	16,634	24,088	5,707	1998	12/18/2013
Sulphur Grove	Huber Heights, OH	—	553	2,142	498	611	2,581	3,192	682	2004	12/18/2013
Southgate Shopping Center	Des Moines, IA	—	2,434	8,358	892	2,835	8,849	11,684	3,107	1972/2013	12/20/2013
Sterling Pointe Center	Lincoln, CA	24,073	7,039	20,822	1,573	7,617	21,816	29,433	6,056	2004	12/20/2013
Arcadia Plaza	Phoenix, AZ	—	5,774	6,904	2,784	5,946	9,516	15,462	2,821	1980	12/30/2013
Stop & Shop Plaza	Enfield, CT	—	8,892	15,028	1,157	9,270	15,807	25,077	5,119	1988/1998	12/30/2013
Fairacres Shopping Center	Oshkosh, WI	—	3,543	5,189	786	3,875	5,643	9,518	2,163	1992/2013	1/21/2014
Savoy Plaza	Savoy, IL	—	4,304	10,895	857	4,770	11,285	16,056	4,123	1999/2007	1/31/2014
The Shops of Uptown	Park Ridge, IL	—	7,744	16,884	1,349	7,934	18,043	25,977	4,830	2006	2/25/2014
Chapel Hill North Center	Chapel Hill, NC	6,538	4,776	10,189	1,338	4,988	11,315	16,303	3,820	1998	2/28/2014
Coppell Market Center	Coppell, TX	11,594	4,870	12,236	246	5,024	12,328	17,352	3,647	2008	3/5/2014
Winchester Gateway	Winchester, VA	—	9,342	23,468	2,088	9,585	25,313	34,898	7,399	2006	3/5/2014
Stonewall Plaza	Winchester, VA	—	7,929	16,642	962	7,990	17,544	25,534	5,250	2007	3/5/2014
Town Fair Center	Louisville, KY	—	8,108	14,411	5,435	8,731	19,223	27,954	5,791	1988/1994	3/12/2014
Villages at Eagles Landing	Stockbridge, GA	1,173	2,824	5,515	1,114	3,365	6,089	9,453	2,286	1995	3/13/2014
Champions Gate Village	Davenport, FL	—	1,814	6,060	266	1,916	6,224	8,140	2,147	2001	3/14/2014
Towne Centre at Wesley Chapel	Wesley Chapel, FL	—	2,466	5,553	566	2,703	5,882	8,585	1,874	2000	3/14/2014
Statler Square	Staunton, VA	7,096	4,108	9,072	901	4,555	9,525	14,081	3,298	1989	3/21/2014
Burbank Plaza	Burbank, IL	—	2,972	4,546	3,925	3,580	7,863	11,443	2,352	1972/1995	3/25/2014
Hamilton Village	Chattanooga, TN	—	12,682	19,103	2,305	12,635	21,455	34,090	7,417	1989	4/3/2014
Waynesboro Plaza	Waynesboro, VA	—	5,597	8,334	145	5,670	8,406	14,076	2,903	2005	4/30/2014
Southwest Marketplace	Las Vegas, NV	—	16,019	11,270	2,920	16,102	14,108	30,209	4,600	2008	5/5/2014
Hampton Village	Taylors, SC	—	5,456	7,254	3,926	5,949	10,688	16,636	3,539	1959/1998	5/21/2014
Central Station	Louisville, KY	12,095	6,143	6,932	2,394	6,454	9,014	15,469	2,881	2005/2007	5/23/2014
Kirkwood Market Place	Houston, TX	—	5,786	9,697	997	5,958	10,522	16,480	3,070	1979/2008	5/23/2014
Fairview Plaza	New Cumberland, PA	—	2,786	8,500	306	2,955	8,638	11,593	2,346	1992/1999	5/27/2014
Broadway Promenade	Sarasota, FL	—	3,831	6,795	339	3,911	7,054	10,965	1,972	2007	5/28/2014
Townfair Center	Indiana, PA	—	7,007	13,233	1,246	7,206	14,281	21,487	4,777	1995/2010	5/29/2014
St. Johns Commons	Jacksonville, FL	—	1,599	10,387	643	1,773	10,856	12,629	3,026	2003	5/30/2014
Heath Brook Commons	Ocala, FL	6,930	3,470	8,352	772	3,690	8,905	12,595	2,625	2002	5/30/2014
Park View Square	Miramar, FL	—	5,700	9,304	550	5,819	9,735	15,554	2,876	2003	5/30/2014
The Orchards	Yakima, WA	—	5,425	8,743	511	5,739	8,940	14,679	2,788	2002	6/3/2014

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Shaw's Plaza Hanover	Hanover, MA	—	2,826	5,314	10	2,826	5,324	8,150	1,588	1994/2000	6/23/2014
Shaw's Plaza Easton	Easton, MA	—	5,520	7,173	621	5,877	7,438	13,315	2,511	1984/2004	6/23/2014
Lynnwood Place	Jackson, TN	—	3,341	4,826	815	3,620	5,362	8,982	1,881	1986/2013	7/28/2014
Thompson Valley Towne Center	Loveland, CO	—	5,758	17,387	1,499	6,153	18,492	24,645	5,240	1999	8/1/2014
Lumina Commons	Wilmington, NC	7,165	2,008	11,249	1,171	2,093	12,335	14,428	3,036	1974/2007	8/4/2014
Driftwood Village	Ontario, CA	—	6,811	12,993	1,590	7,451	13,942	21,394	3,859	1985	8/7/2014
French Golden Gate	Bartow, FL	—	2,599	12,877	1,803	2,856	14,422	17,279	3,771	1960/2011	8/28/2014
Orchard Square	Washington Township, MI	5,903	1,361	11,550	549	1,609	11,851	13,460	3,306	1999	9/8/2014
Trader Joe's Center	Dublin, OH	6,745	2,338	7,922	1,806	2,757	9,309	12,066	2,713	1986	9/11/2014
Palmetto Pavilion	North Charleston, SC	—	2,509	8,526	950	3,208	8,777	11,985	2,353	2003	9/11/2014
Five Town Plaza	Springfield, MA	—	8,912	19,635	6,344	10,029	24,862	34,891	8,480	1970/2013	9/24/2014
Fairfield Crossing	Beavercreek, OH	—	3,572	10,026	113	3,612	10,099	13,711	2,909	1994	10/24/2014
Beavercreek Towne Center	Beavercreek, OH	—	14,055	30,799	2,939	14,911	32,883	47,794	9,886	1994	10/24/2014
Grayson Village	Loganville, GA	—	3,952	5,620	2,052	4,114	7,510	11,624	2,725	2002	10/24/2014
The Fresh Market Commons	Pawleys Island, SC	—	2,442	4,941	128	2,457	5,054	7,511	1,518	2011	10/28/2014
Claremont Village	Everett, WA	—	5,635	10,544	1,094	5,854	11,420	17,273	3,189	1994/2012	11/6/2014
Cherry Hill Marketplace	Westland, MI	—	4,641	10,137	2,740	5,140	12,378	17,518	4,035	1992/2000	12/17/2014
Nor'Wood Shopping Center	Colorado Springs, CO	—	5,358	6,684	556	5,446	7,152	12,598	2,561	2003	1/8/2015
Sunburst Plaza	Glendale, AZ	—	3,435	6,041	1,176	3,583	7,069	10,652	2,537	1970	2/11/2015
Rivermont Station	Johns Creek, GA	—	6,876	8,916	1,888	7,169	10,511	17,680	4,225	1996/2003	2/27/2015
Breakfast Point Marketplace	Panama City Beach, FL	—	5,578	12,052	791	6,010	12,411	18,421	3,497	2009/2010	3/13/2015
Falcon Valley	Lenexa, KS	—	3,131	6,873	278	3,375	6,908	10,283	2,150	2008/2009	3/13/2015
Kohl's Onalaska	Onalaska, WI	—	2,670	5,648	—	2,670	5,648	8,317	1,931	1992/1993	3/13/2015
Coronado Center	Santa Fe, NM	11,560	4,396	16,460	3,765	4,687	19,934	24,621	4,471	1964	5/1/2015
West Creek Plaza	Coconut Creek, FL	5,529	3,459	6,131	286	3,513	6,362	9,876	1,605	2006/2013	7/10/2015
Northwoods Crossing	Taunton, MA	—	10,092	14,437	325	10,278	14,576	24,854	5,306	2003/2010	5/24/2016
Murphy Marketplace	Murphy, TX	—	28,652	33,122	1,451	28,988	34,237	63,225	7,281	2008/2015	6/24/2016
Harbour Village	Jacksonville, FL	—	5,630	16,727	1,319	6,032	17,644	23,676	3,602	2006	9/22/2016
Oak Mill Plaza	Niles, IL	1,059	6,843	13,692	1,192	7,403	14,324	21,726	4,227	1977	10/3/2016
Southern Palms	Tempe, AZ	23,207	10,025	24,346	2,078	10,494	25,956	36,450	6,380	1982	10/26/2016
Golden Eagle Village	Clermont, FL	7,094	3,746	7,735	329	3,822	7,988	11,810	1,744	2011	10/27/2016
Atwater Marketplace	Atwater, CA	—	6,116	7,597	526	6,299	7,941	14,240	1,939	2008	2/10/2017

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Rocky Ridge Town Center	Roseville, CA	20,679	5,449	29,207	677	5,618	29,714	35,333	4,373	1996	4/18/2017
Greentree Centre	Racine, WI	—	2,955	8,718	1,062	3,444	9,291	12,735	1,680	1989/1994	5/5/2017
Sierra Del Oro Towne Centre	Corona, CA	6,849	9,011	17,989	1,382	9,250	19,132	28,382	3,241	1991	6/20/2017
Ashland Junction	Ashland, VA	—	4,987	6,050	(2,982)	3,741	4,313	8,055	3	1989	10/4/2017
Barclay Place Shopping Center	Lakeland, FL	—	1,984	7,174	(2,272)	1,522	5,364	6,886	416	1989	10/4/2017
Barnwell Plaza	Barnwell, SC	—	1,190	1,883	18	1,198	1,893	3,091	862	1985	10/4/2017
Birdneck Shopping Center	Virginia Beach, VA	—	1,900	3,253	602	2,057	3,698	5,755	889	1987	10/4/2017
Crossroads Plaza	Asheboro, NC	—	1,722	2,720	658	2,101	2,999	5,100	865	1984	10/4/2017
Dunlop Village	Colonial Heights, VA	—	2,420	4,892	829	2,593	5,549	8,141	1,089	1987	10/4/2017
Edgecombe Square	Tarboro, NC	—	1,412	2,258	434	1,485	2,620	4,104	1,122	1990	10/4/2017
Emporia West Plaza	Emporia, KS	—	872	3,409	(415)	762	3,104	3,865	294	1980/2000	10/4/2017
Forest Park Square	Cincinnati, OH	—	4,007	5,877	736	4,278	6,343	10,621	1,614	1988	10/4/2017
Goshen Station	Goshen, OH	3,605	1,555	4,621	130	1,649	4,657	6,306	1,280	1973/2003	10/4/2017
The Village Shopping Center	Mooresville, IN	—	2,363	8,325	140	2,098	8,731	10,829	1,262	1965/1997	10/4/2017
Heritage Oaks	Gridley, CA	4,839	2,390	7,404	837	2,410	8,221	10,631	1,903	1979	10/4/2017
Hickory Plaza	Nashville, TN	4,780	2,927	5,099	1,940	2,961	7,005	9,966	1,110	1974/1986	10/4/2017
Highland Fair	Gresham, OR	6,833	3,263	7,979	466	3,350	8,358	11,709	1,334	1984/1999	10/4/2017
High Point Village	Bellefontaine, OH	—	3,386	7,485	(2,392)	2,507	5,972	8,479	636	1988	10/4/2017
Mayfair Village	Hurst, TX	16,398	15,343	16,522	1,865	15,527	18,202	33,729	3,314	1981/2004	10/4/2017
LaPlata Plaza	La Plata, MD	17,860	8,434	22,855	1,954	8,657	24,586	33,243	3,494	2003	10/4/2017
Lafayette Square	Lafayette, IN	7,182	5,387	5,636	43	5,373	5,692	11,065	3,062	1963/2001	10/4/2017
Landen Square	Maineville, OH	—	2,081	3,467	984	2,314	4,218	6,532	1,184	1981/2003	10/4/2017
Melbourne Village Plaza	Melbourne, FL	—	5,418	7,280	(1,343)	4,865	6,490	11,355	824	1987	10/4/2017
Commerce Square	Brownwood, TX	—	6,027	8,341	622	6,287	8,703	14,990	2,141	1969/2007	10/4/2017
Upper Deerfield Plaza	Bridgeton, NJ	—	5,073	5,882	(1,965)	3,956	5,034	8,990	834	1977/1994	10/4/2017
Monfort Heights	Cincinnati, OH	4,216	2,357	3,545	9	2,357	3,554	5,911	771	1987	10/4/2017
Mountain Park Plaza	Roswell, GA	6,341	6,118	6,652	339	6,152	6,957	13,109	1,227	1988/2003	10/4/2017
Nordan Shopping Center	Danville, VA	—	1,911	6,751	655	2,018	7,299	9,316	1,600	1961/2002	10/4/2017
Northside Plaza	Clinton, NC	—	1,406	5,471	291	1,416	5,751	7,168	1,218	1982	10/4/2017
Park Place Plaza	Port Orange, FL	—	2,347	8,458	(2,398)	1,838	6,570	8,407	465	1984	10/4/2017
Parkway Station	Warner Robins, GA	—	3,416	5,309	(1,395)	2,608	4,722	7,330	596	1982	10/4/2017
Parsons Village	Seffner, FL	4,744	3,465	10,864	(4,186)	2,430	7,713	10,143	716	1983/1994	10/4/2017
Portland Village	Portland, TN	—	1,408	5,235	1,134	1,474	6,303	7,777	1,150	1984	10/4/2017

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Quail Valley Shopping Center	Missouri City, TX	—	2,452	11,501	(4,209)	1,595	8,148	9,743	550	1983	10/4/2017
Hillside - West	Hillside, UT	—	691	1,739	3,870	4,561	1,739	6,300	389	2006	10/4/2017
Rolling Hills Shopping Center	Tucson, AZ	8,336	5,398	11,792	(2,733)	4,600	9,857	14,458	609	1980/1997	10/4/2017
South Oaks Shopping Center	Live Oak, FL	3,220	1,742	5,119	104	1,793	5,172	6,966	1,817	1976/2000	10/4/2017
East Pointe Plaza	Columbia, SC	—	7,496	11,752	(10,072)	3,681	5,495	9,176	734	1990	10/4/2017
Southgate Center	Heath, OH	—	4,246	22,752	462	4,272	23,188	27,460	4,020	1960/1997	10/4/2017
Summerville Galleria	Summerville, SC	—	4,104	8,668	618	4,449	8,941	13,390	1,723	1989/2003	10/4/2017
The Oaks	Hudson, FL	—	3,876	6,668	(1,192)	3,460	5,892	9,352	1,191	1981	10/4/2017
Riverplace Centre	Noblesville, IN	5,175	3,890	4,044	770	4,001	4,703	8,704	1,341	1992	10/4/2017
Town & Country Center	Hamilton, OH	2,065	2,268	4,372	324	2,345	4,618	6,963	1,051	1950	10/4/2017
Powell Villa	Portland, OR	—	3,364	7,318	2,768	3,396	10,054	13,450	1,689	1959/1991	10/4/2017
Towne Crossing Shopping Center	Mesquite, TX	—	5,358	15,584	1,272	5,410	16,803	22,213	2,966	1984	10/4/2017
Village at Waterford	Midlothian, VA	4,173	2,702	5,194	541	2,820	5,617	8,437	1,041	1991	10/4/2017
Buckingham Square	Richardson, TX	—	2,087	6,392	(551)	1,913	6,015	7,928	377	1978	10/4/2017
Western Square Shopping Center	Laurens, SC	—	1,013	3,333	(2,726)	308	1,312	1,620	—	1978/1991	10/4/2017
Windsor Center	Dallas, NC	—	2,488	5,186	359	2,488	5,545	8,032	1,401	1974/1996	10/4/2017
12 West Marketplace	Litchfield, MN	—	835	3,538	110	945	3,538	4,483	1,235	1989	10/4/2017
Orchard Plaza	Altoona, PA	788	2,537	5,366	(3,766)	1,321	2,816	4,136	248	1987	10/4/2017
Willowbrook Commons	Nashville, TN	—	5,384	6,002	293	5,470	6,209	11,678	1,321	2005	10/4/2017
Edgewood Towne Center	Edgewood, PA	—	10,029	22,535	4,071	10,375	26,261	36,636	5,503	1990	10/4/2017
Everson Pointe	Snellville, GA	7,734	4,222	8,421	455	4,360	8,737	13,098	1,727	1999	10/4/2017
Gleneagles Court(4)	Memphis, TN	—	3,892	8,157	(11,951)	98	—	98	—	1988	10/4/2017
Village Square of Delafield	Delafield, WI	8,257	6,206	6,869	443	6,511	7,008	13,519	1,502	2007	10/4/2017
Shoppes of Lake Village	Leesburg, FL	—	4,065	3,795	1,375	4,110	5,125	9,235	1,681	1987/1998	2/26/2018
Sierra Vista Plaza	Murrieta, CA	—	9,824	11,669	1,370	10,328	12,535	22,863	1,404	1991	9/28/2018
Wheat Ridge Marketplace	Wheat Ridge, CO	11,399	7,926	8,393	799	8,442	8,675	17,117	1,213	1996	10/3/2018
Atlantic Plaza	North Reading, MA	—	12,341	12,699	405	12,607	12,839	25,446	1,831	1959/1973	11/9/2018
Staunton Plaza	Staunton, VA	—	4,818	14,380	31	4,832	14,396	19,229	1,340	2006	11/16/2018
Bethany Village	Alpharetta, GA	—	6,138	8,355	321	6,145	8,668	14,813	992	2001	11/16/2018
Northpark Village	Lubbock, TX	—	3,087	6,047	103	3,102	6,135	9,237	683	1990	11/16/2018
Kings Crossing	Sun City Center, FL	10,467	5,654	11,225	152	5,740	11,292	17,031	1,200	2000/2018	11/16/2018
Lake Washington Crossing	Melbourne, FL	—	4,222	13,553	790	4,264	14,300	18,564	1,822	1987/2012	11/16/2018

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Kipling Marketplace	Littleton, CO	—	4,020	10,405	215	4,056	10,584	14,640	1,289	1983/2009	11/16/2018
MetroWest Village	Orlando, FL	—	6,841	15,333	321	6,933	15,561	22,495	1,608	1990	11/16/2018
Spring Cypress Village	Houston, TX	—	9,579	14,567	465	9,724	14,888	24,612	1,574	1982/2007	11/16/2018
Commonwealth Square	Folsom, CA	5,932	9,955	12,586	423	9,973	12,991	22,964	2,000	1987	11/16/2018
Point Loomis	Milwaukee, WI	—	4,171	4,901	106	4,171	5,007	9,177	1,183	1965/1991	11/16/2018
Shasta Crossroads	Redding, CA	—	9,598	18,643	(3,907)	8,330	16,004	24,334	1,260	1989/2016	11/16/2018
Milan Plaza	Milan, MI	—	925	1,974	180	930	2,149	3,079	762	1960/1975	11/16/2018
Hilander Village	Roscoe, IL	—	2,571	7,461	537	2,638	7,931	10,568	1,377	1994	11/16/2018
Laguna 99 Plaza	Elk Grove, CA	—	5,422	16,952	136	5,429	17,080	22,509	1,640	1992	11/16/2018
Southfield Center	St. Louis, MO	—	5,612	13,643	872	5,866	14,261	20,127	1,614	1987	11/16/2018
Waterford Park Plaza	Plymouth, MN	—	4,935	19,543	150	4,971	19,657	24,628	2,062	1989	11/16/2018
Colonial Promenade	Winter Haven, FL	—	12,403	22,097	286	12,436	22,350	34,786	2,773	1986/2008	11/16/2018
Willimantic Plaza	Willimantic, CT	—	3,596	8,859	53	3,613	8,895	12,508	1,426	1968/1990	11/16/2018
Quivira Crossings	Overland Park, KS	—	7,512	10,729	775	7,679	11,336	19,016	1,514	1996	11/16/2018
Spivey Junction	Stockbridge, GA	—	4,083	10,414	64	4,091	10,470	14,561	1,156	1998	11/16/2018
Plaza Farmington	Farmington, NM	—	6,322	9,619	59	6,371	9,630	16,000	1,189	2004	11/16/2018
Harvest Plaza	Akron, OH	—	2,693	6,083	58	2,741	6,093	8,835	737	1974/2000	11/16/2018
Oakhurst Plaza	Seminole, FL	—	2,782	4,506	268	2,827	4,729	7,556	654	1974/2001	11/16/2018
Old Alabama Square	Johns Creek, GA	—	10,782	17,359	961	10,790	18,313	29,103	1,809	2000	11/16/2018
North Point Landing	Modesto, CA	20,061	8,040	28,422	426	8,152	28,735	36,887	2,616	1964/2008	11/16/2018
Glenwood Crossing	Cincinnati, OH	—	4,581	3,922	69	4,594	3,978	8,571	743	1999	11/16/2018
Rosewick Crossing	La Plata, MD	—	8,252	23,507	392	8,284	23,866	32,150	2,321	2008	11/16/2018
Vineyard Center	Templeton, CA	5,248	1,753	6,406	43	1,767	6,435	8,202	608	2007	11/16/2018
Ocean Breeze Plaza	Ocean Breeze, FL	—	6,416	9,986	532	6,452	10,482	16,934	1,177	1993/2010	11/16/2018
Central Valley Marketplace	Ceres, CA	15,526	6,163	17,535	41	6,187	17,552	23,739	1,665	2005	11/16/2018
51st & Olive Square	Glendale, AZ	—	2,236	9,038	80	2,248	9,107	11,354	996	1975/2007	11/16/2018
West Acres Shopping Center	Fresno, CA	—	4,866	5,627	307	4,980	5,820	10,800	1,022	1990	11/16/2018
Meadows on the Parkway	Boulder, CO	—	23,954	32,744	813	24,072	33,440	57,512	3,141	1989	11/16/2018
Wyandotte Plaza	Kansas City, KS	—	5,204	17,566	127	5,240	17,657	22,896	1,749	1961/2015	11/16/2018
Broadlands Marketplace	Broomfield, CO	—	7,434	9,459	183	7,538	9,538	17,076	1,140	2002	11/16/2018
Village Center	Racine, WI	—	6,051	26,473	422	6,114	26,832	32,946	2,921	2002/2003	11/16/2018
Shoregate Town Center	Willowick, OH	—	7,152	16,282	762	7,174	17,022	24,196	3,278	1958/2005	11/16/2018
Plano Market Street	Plano, TX	—	14,837	33,178	566	15,099	33,482	48,581	2,997	2009	11/16/2018

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Island Walk Shopping Center	Fernandina Beach, FL	—	8,190	19,992	687	8,267	20,602	28,869	2,358	1987/2012	11/16/2018
Normandale Village	Bloomington, MN	11,638	8,390	11,407	898	8,668	12,028	20,695	1,947	1973	11/16/2018
North Pointe Plaza	North Charleston, SC	—	10,232	26,348	400	10,474	26,506	36,980	3,377	1989	11/16/2018
Palmer Town Center	Easton, PA	—	7,331	23,525	375	7,327	23,904	31,231	2,402	2005	11/16/2018
Alico Commons	Fort Myers, FL	—	4,670	16,557	491	4,843	16,875	21,718	1,608	2009	11/16/2018
Windover Square	Melbourne, FL	11,048	4,115	13,309	264	4,193	13,495	17,689	1,312	1984/2010	11/16/2018
Rockledge Square	Rockledge, FL	—	3,477	4,469	409	3,496	4,859	8,355	918	1985	11/16/2018
Port St. John Plaza	Port St. John, FL	—	3,305	5,636	(3,444)	1,962	3,535	5,497	289	1986	11/16/2018
Fairfield Commons	Lakewood, CO	—	8,802	29,946	1,052	8,810	30,991	39,800	2,734	1985	11/16/2018
Cocoa Commons	Cocoa, FL	—	4,838	8,247	583	4,851	8,817	13,668	1,271	1986	11/16/2018
Hamilton Mill Village	Dacula, GA	—	7,059	9,734	292	7,087	9,998	17,085	1,186	1996	11/16/2018
Sheffield Crossing	Sheffield Village, OH	—	8,841	10,232	193	9,026	10,240	19,266	1,411	1989	11/16/2018
The Shoppes at Windmill Place	Batavia, IL	—	8,186	16,005	352	8,194	16,350	24,544	1,871	1991/1997	11/16/2018
Stone Gate Plaza	Crowley, TX	7,185	5,261	7,007	209	5,269	7,207	12,477	825	2003	11/16/2018
Everybody's Plaza	Cheshire, CT	—	2,520	10,096	268	2,539	10,345	12,884	978	1960/2005	11/16/2018
Lakewood City Center	Lakewood, OH	—	1,593	10,308	29	1,599	10,332	11,931	923	1991	11/16/2018
Carriagetown Marketplace	Amesbury, MA	—	7,084	15,492	488	7,092	15,971	23,064	1,782	2000	11/16/2018
Crossroads of Shakopee	Shakopee, MN	—	8,869	20,320	327	8,933	20,582	29,515	2,517	1998	11/16/2018
Broadway Pavilion	Santa Maria, CA	—	8,512	20,427	360	8,534	20,765	29,300	2,159	1987	11/16/2018
Sanibel Beach Place	Fort Myers, FL	—	3,918	7,043	647	4,014	7,594	11,608	995	2003	11/16/2018
Shoppes at Glen Lakes	Weeki Wachee, FL	—	3,118	7,473	431	3,156	7,866	11,022	892	2008	11/16/2018
Bartow Marketplace	Cartersville, GA	19,305	11,944	24,610	288	11,968	24,874	36,841	3,706	1995	11/16/2018
Bloomingdale Hills	Riverview, FL	—	4,384	5,179	219	4,389	5,393	9,783	867	2002/2012	11/16/2018
University Plaza	Amherst, NY	—	6,402	9,800	514	6,410	10,306	16,716	2,336	1980/1999	11/16/2018
McKinney Market Street	McKinney, TX	2,236	10,941	16,061	1,467	10,969	17,500	28,469	2,034	2003	11/16/2018
Montville Commons	Montville, CT	—	12,417	11,091	489	12,443	11,554	23,997	1,745	2007	11/16/2018
Shaw's Plaza Raynham	Raynham, MA	—	7,769	26,829	914	7,789	27,724	35,512	3,027	1965/1998	11/16/2018
Suntree Square	Southlake, TX	8,994	6,335	15,642	361	6,350	15,988	22,338	1,625	2000	11/16/2018
Green Valley Plaza	Henderson, NV	—	7,284	16,879	221	7,329	17,056	24,384	1,789	1978/1982	11/16/2018
Crosscreek Village	St. Cloud, FL	—	3,821	9,604	388	3,859	9,953	13,813	1,099	2008	11/16/2018
Market Walk	Savannah, GA	—	20,679	31,836	1,626	20,750	33,391	54,141	3,406	2014/2015	11/16/2018
Livonia Plaza	Livonia, MI	—	4,118	17,037	55	4,151	17,059	21,210	1,867	1988	11/16/2018
Franklin Centre	Franklin, WI	7,255	6,353	5,482	370	6,357	5,849	12,206	1,491	1994/2009	11/16/2018

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Plaza 23	Pompton Plains, NJ	—	11,412	40,144	868	11,664	40,760	52,424	3,721	1963/1997	11/16/2018
Shorewood Crossing	Shorewood, IL	—	9,468	20,993	2,519	9,569	23,411	32,980	2,477	2001	11/16/2018
Herndon Place	Fresno, CA	—	7,148	10,071	(853)	6,808	9,559	16,367	668	2005	11/16/2018
Windmill Marketplace	Clovis, CA	—	2,775	7,299	(485)	2,682	6,906	9,588	321	2001	11/16/2018
Riverlakes Village	Bakersfield, CA	13,219	8,567	15,242	523	8,608	15,725	24,332	1,523	1997	11/16/2018
Bells Fork	Greenville, NC	—	2,846	6,455	(875)	2,612	5,815	8,427	—	2006	11/16/2018
Evans Towne Centre	Evans, GA	—	4,018	7,013	191	4,058	7,163	11,222	923	1995	11/16/2018
Mansfield Market Center	Mansfield, TX	—	4,672	13,154	145	4,678	13,292	17,971	1,241	2015	11/16/2018
Ormond Beach Mall	Ormond Beach, FL	—	4,954	7,006	750	5,008	7,702	12,710	1,004	1967/2010	11/16/2018
Heritage Plaza	Carol Stream, IL	9,105	6,205	16,507	309	6,243	16,778	23,022	1,718	1988	11/16/2018
Mountain Crossing	Dacula, GA	3,736	6,602	6,835	147	6,650	6,934	13,585	897	1997	11/16/2018
Seville Commons	Arlington, TX	—	4,689	12,602	858	4,845	13,304	18,149	1,344	1987	11/16/2018
Loganville Town Center	Loganville, GA	—	4,922	6,625	299	5,027	6,819	11,846	939	1997	11/16/2018
Alameda Crossing	Avondale, AZ	12,894	7,785	19,875	2,148	7,834	21,974	29,807	2,245	2005	11/16/2018
Cinco Ranch at Market Center	Katy, TX	—	5,553	14,063	515	5,679	14,452	20,131	1,342	2007/2008	12/12/2018
Naperville Crossings	Naperville, IL	25,380	15,242	30,881	2,303	15,852	32,574	48,426	2,883	2007/2016	4/26/2019
Orange Grove Shopping Center	North Fort Myers, FL	—	2,637	7,340	269	2,873	7,373	10,245	489	1999	10/31/2019
Sudbury Crossing	Sudbury, MA	—	6,483	12,933	129	6,490	13,055	19,545	716	1984	10/31/2019
Ashburn Farm Market Center	Ashburn, VA	—	14,035	16,648	19	14,029	16,673	30,702	919	2000	10/31/2019
Del Paso Marketplace	Sacramento, CA	—	5,722	12,242	141	5,748	12,357	18,105	637	2006	12/12/2019
Hickory Flat Commons	Canton, GA	—	6,976	11,786	586	7,173	12,176	19,348	314	2008	8/17/2020
Roxborough Marketplace	Littleton, CO	—	4,105	12,668	190	4,105	12,858	16,963	155	2005	10/5/2020
Northlake Station LLC(5)	Cincinnati, OH	8,108	2,327	11,806	554	2,526	12,161	14,687	1,760	1985	10/6/2006
Corporate Adjustments(6)		—	6	2,734	(6,311)	(1,570)	(2,002)	(3,572)	(11)
Totals		$685,022	$1,519,458	$3,088,652	$179,231	$1,549,362	$3,237,986	$4,787,348	$695,591
(1)Encumbrances do not include our finance leases.
(2)Reductions to costs capitalized subsequent to acquisition are generally attributable to parcels/outparcels sold, impairments, and assets held-for-sale.
(3)The aggregate basis of properties for federal income tax purposes is approximately $4.8 billion at December 31, 2020.
(4)The main shopping center at this location was sold and we currently only own an outparcel.
(5)Amounts consist of corporate building and land.
(6)Amounts consist of elimination of intercompany construction management fees charged by the property manager to the real estate assets.

Reconciliation of real estate assets at cost:

	2020	2019
Balance at January 1	$4,749,324	$4,848,483
Additions during the year:
Real estate acquisitions	39,879	126,378
Net additions to/improvements of real estate	57,700	79,396
Adoption of ASC 842	—	4,707
Deductions during the year:
Real estate dispositions	(54,188)	(185,468)
Impairment of real estate	(5,367)	(118,725)
Real estate held for sale	—	(5,447)
Balance at December 31	$4,787,348	$4,749,324
Reconciliation of accumulated depreciation:

	2020	2019
Balance at January 1	$526,309	$393,970
Additions during the year:
Depreciation expense	177,860	183,535
Deductions during the year:
Accumulated depreciation of real estate dispositions	(5,568)	(17,444)
Impairment of real estate	(3,010)	(33,126)
Accumulated depreciation of real estate held for sale	—	(626)
Balance at December 31	$695,591	$526,309
* * * * *

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of March 2021.

PHILLIPS EDISON & COMPANY, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2021
Jeffrey S. Edison

/s/ JOHN P. CAULFIELD	Chief Financial Officer, Senior Vice President, and Treasurer (Principal Financial Officer)	March 12, 2021
John P. Caulfield

/s/ JENNIFER L. ROBISON	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	March 12, 2021
Jennifer L. Robison

/s/ LESLIE T. CHAO	Director	March 12, 2021
Leslie T. Chao

/s/ ELIZABETH FISCHER	Director	March 12, 2021
Elizabeth Fischer

/s/ PAUL J. MASSEY, JR.	Director	March 12, 2021
Paul J. Massey, Jr.

/s/ STEPHEN R. QUAZZO	Director	March 12, 2021
Stephen R. Quazzo

/s/ JANE SILFEN	Director	March 12, 2021
Jane Silfen

/s/ JOHN A. STRONG	Director	March 12, 2021
John A. Strong

/s/ GREGORY S. WOOD	Director	March 12, 2021
Gregory S. Wood