Form 10-Q
period 2021-03-31
Phillips Edison & Company, Inc.
filed 2021-05-04
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 15, 2021, there were 280.8 million outstanding shares of common stock of the Registrant.

PHILLIPS EDISON & COMPANY, INC.
FORM 10-Q

w PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020
(Condensed and Unaudited)
(In thousands, except per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Investment in real estate:
Land and improvements	$1,549,667	$1,549,362
Building and improvements	3,205,125	3,237,986
In-place lease assets	440,009	441,683
Above-market lease assets	65,212	66,106
Total investment in real estate assets	5,260,013	5,295,137
Accumulated depreciation and amortization	(980,981)	(941,413)
Net investment in real estate assets	4,279,032	4,353,724
Investment in unconsolidated joint ventures	33,813	37,366
Total investment in real estate assets, net	4,312,845	4,391,090
Cash and cash equivalents	20,258	104,296
Restricted cash	41,995	27,641
Goodwill	29,066	29,066
Other assets, net	138,068	126,470
Real estate investment and other assets held for sale	24,369	—
Total assets	$4,566,601	$4,678,563

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,276,972	$2,292,605
Below-market lease liabilities, net	97,865	101,746
Earn-out liability	38,000	22,000
Derivative liabilities	42,970	54,759
Deferred income	19,127	14,581
Accounts payable and other liabilities	80,152	176,943
Liabilities of real estate investment held for sale	2,109	—
Total liabilities	2,557,195	2,662,634
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 280,746 and 279,836
shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,807	2,798
Additional paid-in capital (“APIC”)	2,746,891	2,739,358
Accumulated other comprehensive loss (“AOCI”)	(41,695)	(52,306)
Accumulated deficit	(1,023,155)	(999,491)
Total stockholders’ equity	1,684,848	1,690,359
Noncontrolling interests	324,558	325,570
Total equity	2,009,406	2,015,929
Total liabilities and equity	$4,566,601	$4,678,563

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$127,623	$128,466
Fees and management income	2,286	2,165
Other property income	472	892
Total revenues	130,381	131,523
Operating Expenses:
Property operating	22,202	21,762
Real estate taxes	16,573	17,112
General and administrative	9,341	10,740
Depreciation and amortization	55,341	56,227
Impairment of real estate assets	5,000	—
Total operating expenses	108,457	105,841
Other:
Interest expense, net	(20,063)	(22,775)
Gain (loss) on disposal of property, net	13,841	(1,577)
Other (expense) income, net	(15,585)	9,869
Net income	117	11,199
Net income attributable to noncontrolling interests	(14)	(1,430)
Net income attributable to stockholders	$103	$9,769
Earnings per common share:
Net income per share attributable to stockholders - basic and diluted (Note 10)	$0.00	$0.03

Comprehensive income (loss):
Net income	$117	$11,199
Other comprehensive income (loss):
Change in unrealized value on interest rate swaps	12,120	(43,364)
Comprehensive income (loss)	12,237	(32,165)
Net income attributable to noncontrolling interests	(14)	(1,430)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	(1,509)	5,574
Comprehensive income (loss) attributable to stockholders	$10,714	$(28,021)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31, 2021 and 2020
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2020	289,047	$2,890	$2,779,130	$(20,762)	$(947,252)	$1,814,006	$354,788	$2,168,794
DRIP	1,436	14	15,926	—	—	15,940	—	15,940
Share repurchases	(288)	(3)	(2,697)	—	—	(2,700)	—	(2,700)
Change in unrealized value on interest rate swaps	—	—	—	(37,790)	—	(37,790)	(5,574)	(43,364)
Common distributions declared, $0.17 per share	—	—	—	—	(48,809)	(48,809)	—	(48,809)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,105)	(7,105)
Share-based compensation	103	1	140	—	—	141	(290)	(149)
Conversion of noncontrolling interests	118	1	1,304	—	—	1,305	(1,305)	—
Net income	—	—	—	—	9,769	9,769	1,430	11,199
Balance at March 31, 2020	290,416	$2,903	$2,793,803	$(58,552)	$(986,292)	$1,751,862	$341,944	$2,093,806

Balance at January 1, 2021	279,836	$2,798	$2,739,358	$(52,306)	$(999,491)	$1,690,359	$325,570	$2,015,929
DRIP	842	8	7,360	—	—	7,368	—	7,368
Share repurchases	(73)	—	(123)	—	—	(123)	—	(123)
Change in unrealized value on interest rate swaps	—	—	—	10,611	—	10,611	1,509	12,120
Common distributions declared, $0.085 per share	—	—	—	—	(23,767)	(23,767)	—	(23,767)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,319)	(3,319)
Share-based compensation	141	1	325	—	—	326	784	1,110
Other		—	(29)	—	—	(29)	—	(29)
Net income	—	—	—	—	103	103	14	117
Balance at March 31, 2021	280,746	$2,807	$2,746,891	$(41,695)	$(1,023,155)	$1,684,848	$324,558	$2,009,406

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Condensed and Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$117	$11,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	54,341	54,817
Impairment of real estate assets	5,000	—
Depreciation and amortization of corporate assets	1,000	1,410
Net amortization of above- and below-market leases	(838)	(788)
Amortization of deferred financing expenses	1,227	1,251
Amortization of debt and derivative adjustments	354	1,061
(Gain) loss on disposal of property, net	(13,841)	1,577
Change in fair value of earn-out liability	16,000	(10,000)
Straight-line rent	(1,424)	(2,288)
Share-based compensation	1,110	(149)
Return on investment in unconsolidated joint ventures	1,546	246
Other	(567)	707
Changes in operating assets and liabilities:
Other assets, net	(10,787)	(15,117)
Accounts payable and other liabilities	(4,487)	(8,313)
Net cash provided by operating activities	48,751	35,613
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(39,850)	(4,319)
Capital expenditures	(13,537)	(15,965)
Proceeds from sale of real estate	58,356	17,447
Investment in third parties	(3,000)	—
Return of investment in unconsolidated joint ventures	2,721	424
Net cash provided by (used in) investing activities	4,690	(2,413)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	55,000
Payments on revolving credit facility	—	(21,000)
Payments on mortgages and loans payable	(16,505)	(32,657)
Distributions paid, net of DRIP	(24,296)	(32,792)
Distributions to noncontrolling interests	(4,530)	(7,108)
Repurchases of common stock	(77,765)	(5,176)
Other	(29)	—
Net cash used in financing activities	(123,125)	(43,733)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(69,684)	(10,533)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	131,937	95,108
End of period	$62,253	$84,575

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$20,258	$36,532
Restricted cash	41,995	48,043
Cash, cash equivalents, and restricted cash at end of period	$62,253	$84,575

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Condensed and Unaudited)
(In thousands)

	2021	2020
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$18,891	$20,329
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	194	551
Accrued capital expenditures	3,442	3,392
Change in distributions payable	(7,897)	77
Change in distributions payable - noncontrolling interests	(1,211)	(3)
Change in accrued share repurchase obligation	(77,642)	(2,476)
Distributions reinvested	7,368	15,940

See notes to consolidated financial statements.

Phillips Edison & Company, Inc.
Notes to Consolidated Financial Statements
(Condensed and Unaudited)
March 31, 2021

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
We are a real estate investment trust (“REIT”) that invests primarily in well-occupied, grocery-anchored, neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to two institutional joint ventures, in which we have a partial ownership interest, and one private fund (collectively, the “Managed Funds”) as of March 31, 2021.
As of March 31, 2021, we wholly-owned 278 real estate properties. Additionally, we owned a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture that owned two properties, and a 14% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture that owned 20 properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Set forth below is a summary of the significant accounting estimates and policies that management believes are important to the preparation of our condensed consolidated interim financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by management. For example, significant estimates and assumptions have been made with respect to the useful lives of assets, remaining hold period of assets, recoverable amounts of receivables, and other fair value measurement assessments required for the preparation of the consolidated interim financial statements. As a result, these estimates are subject to a degree of uncertainty.
Beginning in 2020, the coronavirus (“COVID-19”) pandemic has caused significant disruption to our operations. All temporarily closed tenants have since been permitted to reopen. Some may be limiting the number of customers allowed in their stores, or have modified their operations in other ways that may impact their profitability, either as a result of government mandates or self-elected efforts to reduce the spread of COVID-19. These actions, as well as the continuing economic impacts of the COVID-19 pandemic, could result in increased permanent store closures. In addition to the permanent closures that have occurred in our portfolio, this could reduce the demand for leasing space in our shopping centers and result in a decline in occupancy and rental revenues in our real estate portfolio. Because of the adverse economic conditions that have occurred as a result of the impacts of the COVID-19 pandemic and the ongoing uncertainty related to the pandemic, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly. All of this activity impacts our estimates around the collectibility of revenue and valuation of real estate assets, goodwill and other intangible assets, and certain liabilities, among others.
There were no changes to our significant accounting policies during the three months ended March 31, 2021. For a full summary of our accounting policies, refer to our 2020 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2021.
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2020, which are included in our 2020 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Certain amounts in prior periods have been reclassified to conform to current presentation.
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as Taxable REIT Subsidiaries and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized an insignificant amount of federal, state, and local income tax expense for the three months ended March 31, 2021 and 2020, and we retain a full valuation allowance for our deferred tax asset. All income tax amounts are included in Other (Expense) Income, Net on the consolidated statements of operations and comprehensive income (loss) (“consolidated statements of operations”).
Recently Issued Accounting Pronouncements—On January 7, 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01 to amend the scope of the guidance in ASU 2020-04 on facilitation of the effects of reference rate reform on financial reporting. Specifically, the amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. We adopted ASU 2021-01 upon its issuance and the adoption of this standard did not have a material impact on our consolidated financial statements.
Reclassifications—The following line items on our consolidated statement of cash flows for the three months ended March 31, 2020 were reclassified to conform to current year presentation:
•Return on Investment in Unconsolidated Joint Ventures was listed on a separate line from Other Assets, Net; and
•Net Change in Credit Facility was separated into two lines, Proceeds from Revolving Credit Facility and Payments on Revolving Credit Facility.

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31, 2021	March 31, 2020
Rental income related to fixed lease payments(1)	$94,966	$96,027
Rental income related to variable lease payments(1)	31,401	31,838
Straight-line rent amortization(2)	1,369	2,309
Amortization of lease assets	827	779
Lease buyout income	797	94
Adjustments for collectibility(2)(3)	(1,737)	(2,581)
Total rental income	$127,623	$128,466
(1)Includes rental income related to lease payments before assessing for collectibility.
(2)Includes revenue adjustments for non-creditworthy tenants.
(3)Contains general reserves; excludes reserves for straight-line rent amortization.
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of March 31, 2021, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements, payment plans, and tenants who have been moved to the cash basis of accounting for revenue recognition purposes are as follows (in thousands):

Year	Amount
Remaining 2021	$284,609
2022	351,031
2023	303,854
2024	248,929
2025	193,599
Thereafter	470,135
Total	$1,852,157
In response to the COVID-19 pandemic, we executed payment plans with our tenants. As of April 20, 2021, we have $5.2 million of outstanding payment plans with our tenants, and we had recorded rent abatements totaling approximately $4.4 million during 2021. These payment plans and rent abatements represented approximately 1.4% and 1.1% of our wholly-owned portfolio’s annualized base rent (“ABR”), respectively. As of April 20, 2021, approximately 85% of payments are scheduled to be received by December 31, 2021 for all executed payment plans, and the weighted-average remaining term over which we expect to receive payment on executed payment plans is approximately twelve months. For the three months ended March 31, 2021 and 2020, we had $4.8 million and $2.8 million, respectively, in unfavorable monthly revenue adjustments for tenants not considered creditworthy. These amounts include the estimated impact of tenants who have filed for bankruptcy. Revenue for tenants deemed non-creditworthy is only recorded as cash is received.
No single tenant comprised 10% or more of our aggregate ABR as of March 31, 2021. As of March 31, 2021, our wholly-owned real estate investments in Florida and California represented 12.4% and 10.4% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events, including the impact of the COVID-19 pandemic, in the Florida and California real estate markets.

Lessee—Lease assets and liabilities, grouped by balance sheet line where they are recorded, consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

Balance Sheet Information	Balance Sheet Location	March 31, 2021	December 31, 2020
ROU assets, net - operating leases	Investment in Real Estate	$4,032	$3,867
ROU assets, net - operating and finance leases	Other Assets, Net	1,260	1,438
Operating lease liability	Accounts Payable and Other Liabilities	5,774	5,731
Finance lease liability	Debt Obligations, Net	91	164

4. REAL ESTATE ACTIVITY
Property Sales—The following table summarizes our real estate disposition activity (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Number of properties sold	6	3
Number of outparcels sold(1)	1	—
Proceeds from sale of real estate	$58,356	$17,447
Gain (loss) on sale of properties, net(2)	14,355	(826)
(1)The outparcel sold in the first quarter of 2021 was the only remaining portion of one of our properties, and therefore the sale resulted in a reduction in our total property count.
(2)The gain (loss) on sale of properties, net does not include miscellaneous write-off activity, which is also recorded in Gain (Loss) on Disposal of Property, Net on the consolidated statements of operations.
Subsequent to March 31, 2021, we sold two properties for $20.2 million.
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Number of properties acquired	2	—
Number of outparcels acquired(1)	2	2
Total acquisition price	$39,850	$4,319
(1)Outparcels acquired are adjacent to shopping centers that we own.
The fair value and weighted-average useful life at acquisition for lease intangibles acquired are as follows (dollars in thousands, weighted-average useful life in years):

	Three Months Ended March 31, 2021
	Fair Value	Weighted-Average Useful Life
In-place leases	$4,155	7
Above-market leases	52	5
Below-market leases	(1,652)	6

Property Held for Sale—As of March 31, 2021, two properties were classified as held for sale. As of December 31, 2020, no properties were classified as held for sale. Properties classified as held for sale as of March 31, 2021 were under contract to sell, with no substantive contingencies, and the prospective buyers had significant funds at risk as of the reporting date. Subsequent to March 31, 2021, one of our held for sale properties was sold. A summary of assets and liabilities for the properties held for sale as of March 31, 2021 is below (in thousands):

March 31, 2021
ASSETS
Total investment in real estate assets, net	$23,852
Other assets, net	517
Total assets	$24,369
LIABILITIES
Below-market lease liabilities, net	$1,866
Accounts payable and other liabilities	243
Total liabilities	$2,109

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of March 31, 2021 and December 31, 2020, excluding amounts related to assets held for sale (in thousands):

	March 31, 2021	December 31, 2020
Other assets, net:
Deferred leasing commissions and costs	$42,946	$41,664
Deferred financing expenses(1)	13,971	13,971
Office equipment, ROU assets, and other	22,045	21,578
Corporate intangible assets	6,804	6,804
Total depreciable and amortizable assets	85,766	84,017
Accumulated depreciation and amortization	(47,819)	(45,975)
Net depreciable and amortizable assets	37,947	38,042
Accounts receivable, net(2)	47,659	46,893
Accounts receivable - affiliates	1,073	543
Deferred rent receivable, net(3)	33,257	32,298
Prepaid expenses and other	15,132	8,694
Investment in third parties	3,000	—
Total other assets, net	$138,068	$126,470
(1)Deferred financing expenses per the above table are related to our revolving line of credit and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $7.2 million and $8.9 million of general reserves for uncollectible amounts as of March 31, 2021 and December 31, 2020, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $19.6 million and $22.8 million as of March 31, 2021 and December 31, 2020, respectively.
(3)Net of $5.1 million and $4.4 million of adjustments as of March 31, 2021 and December 31, 2020, respectively, for straight-line rent removed for tenants considered to be non-creditworthy.

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, for our debt obligations as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Interest Rate(1)	March 31, 2021	December 31, 2020
Revolving credit facility	LIBOR + 1.4%	$—	$—
Term loans(2)	1.4% - 4.6%	1,622,500	1,622,500
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 7.2%	273,590	290,022
Finance lease liability		91	164
Assumed market debt adjustments, net		(1,587)	(1,543)
Deferred financing expenses, net		(12,622)	(13,538)
Total		$2,276,972	$2,292,605

Weighted-average interest rate		3.0%	3.1%
(1)Interest rates are as of March 31, 2021.
(2)Our term loans carry an interest rate of LIBOR plus a spread. While most of the rates are fixed through the use of swaps, there is a portion of these loans that are not subject to a swap, and thus are still indexed to LIBOR.
In April 2021, we repaid $25.1 million in mortgage loans ahead of their scheduled maturities.
The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, net, and including the effects of derivative financial instruments (see Notes 7 and 12) as of March 31, 2021 and December 31, 2020, is summarized below (in thousands):

	March 31, 2021	December 31, 2020
As to interest rate:
Fixed-rate debt	$1,598,681	$1,727,186
Variable-rate debt	692,500	580,500
Total	$2,291,181	$2,307,686
As to collateralization:
Unsecured debt	$1,622,500	$1,622,500
Secured debt	668,681	685,186
Total	$2,291,181	$2,307,686

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $18.9 million will be reclassified from AOCI as an increase to Interest Expense, Net.

The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Count	5	6
Notional amount	$930,000	$1,042,000
Fixed LIBOR	1.3% - 2.9%	1.3% - 2.9%
Maturity date	2022 - 2025	2021 - 2025
We assumed five hedges with a notional amount of $570 million as a part of a merger. The fair value of the five hedges assumed was $14.7 million and is amortized over the remaining lives of the respective hedges and recorded in Interest Expense, Net in the consolidated statements of operations. The net unamortized amount remaining as of March 31, 2021 and December 31, 2020 was $4.7 million and $5.0 million, respectively.
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Amount of gain (loss) recognized in Other Comprehensive Income (Loss)	$7,265	$(44,916)
Amount of loss reclassified from AOCI into interest expense	4,855	1,552
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of March 31, 2021, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $43.0 million. As of March 31, 2021, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $43.0 million.

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
As of March 31, 2021, we had four letters of credit outstanding totaling approximately $8.0 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of the Board. Our charter does not provide for cumulative voting in the election of directors.
On April 29, 2021, our board of directors (“Board”) increased the estimated value per share (“EVPS”) of our common stock to $10.55 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2021. We engaged a third-party valuation firm to provide a calculation of the range in EVPS of our common stock as of March 31, 2021, which reflected certain balance sheet assets and liabilities as of that date. Previously, our EVPS was $8.75, based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2020.
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
The Third Amended and Restated Dividend Reinvestment Plan has been suspended, beginning with the distribution payable on April 1, 2021. Stockholders will receive their full monthly distribution of $0.02833333 per share in cash until further notice.
Distributions—Distributions paid to stockholders and Operating Partnership unit (“OP unit”) holders of record subsequent to March 31, 2021 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Monthly Distribution Rate	Date Distribution Paid	Gross Amount of Distribution Paid	Net Cash Distribution
March	3/19/2021	$0.02833333	4/1/2021	$9,059	$9,059
April	4/19/2021	0.02833333	5/3/2021	9,059	9,059
On April 29, 2021, our Board authorized distributions for May 2021 to the stockholders of record at the close of business on May 17, 2021 equal to a monthly amount of $0.02833333 per share of common stock. OP unit holders will receive distributions at the same rate as common stockholders. We pay distributions to stockholders and OP unit holders based on monthly record dates, and we expect to pay the May 2021 distributions on June 1, 2021.
Share Repurchase Program (“SRP”)—The SRP provides an opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations. The Board reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase. The Fourth Amended and Restated Share Repurchase Program (the “Fourth Amended SRP”), which is currently limited to repurchases resulting from the death, qualifying disability, or the declaration of incompetence (“DDI”) of stockholders, has been suspended, and the March 31, 2021 repurchases related to stockholder DDI were not executed. The SRP for both standard and DDI requests will remain suspended until further notice.
Convertible Noncontrolling Interests—As of March 31, 2021 and December 31, 2020, we had approximately 40.1 million and 39.8 million outstanding OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), OP unit holders may elect to exchange their OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units either for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of March 31, 2021 and December 31, 2020 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
During the three months ended March 31, 2020, 0.1 million OP units were converted into shares of our common stock at a 1:1 ratio. There were no OP units converted into shares of our common stock for the three months ended March 31, 2021. The $3.3 million and $7.1 million of distributions for the three months ended March 31, 2021 and 2020, respectively, that have been paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.

10. EARNINGS PER SHARE
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing Net Income Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
OP units held by limited partners other than us are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents, and have the potential to be exchanged for an equal number of shares of our common stock in accordance with the terms of the Partnership Agreement.

The impact of these outstanding OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the OP units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements during the three months ended March 31, 2021 and 2020.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to stockholders - basic	$103	$9,769
Net income attributable to convertible OP units(1)	14	1,430
Net income - diluted	$117	$11,199
Denominator:
Weighted-average shares - basic	280,469	289,955
OP units(1)	40,063	42,848
Dilutive restricted stock awards	453	425
Adjusted weighted-average shares - diluted	320,985	333,228
Earnings per common share:
Basic and diluted income per share	$0.00	$0.03
(1)OP units include units that are convertible into common stock or cash, at the Operating Partnership’s option. The Operating Partnership income or loss attributable to these OP units, which is included as a component of Net Income Attributable to Noncontrolling Interests on the consolidated statements of operations, has been added back in the numerator as these OP units were included in the denominator for all periods presented.

11. REVENUE RECOGNITION AND RELATED PARTY TRANSACTIONS
Revenue—We have entered into agreements with the Managed Funds related to certain advisory, management, and administrative services we provide to their real estate assets in exchange for fees and reimbursement of certain expenses. Summarized below are amounts included in Fees and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds, and other revenues that are not in the scope of ASC Topic 606, Revenue from Contracts with Customers, but that are included in this table for the purpose of disclosing all related party revenues (in thousands):

	Three Months Ended March 31,
	2021	2020
Recurring fees(1)	$1,125	$1,216
Transactional revenue and reimbursements(2)	468	430
Insurance premiums(3)	693	519
Total fees and management income	$2,286	$2,165
(1)Recurring fees include asset management fees and property management fees.
(2)Transactional revenue includes items such as leasing commissions, construction management fees, and acquisition fees.
(3)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
Other Related Party Matters—We are the limited guarantor for up to $190 million, capped at $50 million in most instances, of debt for our NRP joint venture. As of March 31, 2021, the outstanding loan balance related to our NRP joint venture was $32.1 million. As of March 31, 2021, we were also the limited guarantor of a $175 million mortgage loan for GRP I. Our guaranty in both cases is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, in both cases, we are also party to an agreement with our joint venture partners in which any potential liability under such guarantees will be apportioned between us and our applicable joint venture partner based on our respective ownership percentages in the applicable joint venture. We have no liability recorded on our consolidated balance sheets for either guaranty as of March 31, 2021 and December 31, 2020.

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
The following is a summary of borrowings as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Term loans	$1,611,119	$1,621,987	$1,610,204	$1,621,902
Secured portfolio loan facilities	391,251	391,391	391,131	404,715
Mortgages(2)	274,602	282,497	291,270	303,647
Total	$2,276,972	$2,295,875	$2,292,605	$2,330,264
(1)Recorded principal balances include net deferred financing expenses of $12.6 million and $13.5 million as of March 31, 2021 and December 31, 2020, respectively. Recorded principal balances also include assumed market debt adjustments of $1.6 million and $1.5 million as of March 31, 2021 and December 31, 2020, respectively. We have recorded deferred financing expenses related to our revolving credit facility, which are not included in these balances, in Other Assets, Net on our consolidated balance sheets.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the three months ended March 31, 2021 and the year ended December 31, 2020, were as follows (in thousands):

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Derivative liabilities(1)	$—	$(42,970)	$—	$—	$(54,759)	$—
Earn-out liability	—	—	(38,000)	—	—	(22,000)
Nonrecurring
Impaired real estate assets, net(2)	—	7,150	—	—	19,350	—
Impaired corporate ROU asset, net	—	—	—	—	537	—
(1)We record derivative liabilities in Derivative Liabilities on our consolidated balance sheets.
(2)The carrying value of impaired real estate assets may have subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.
Derivative Instruments—As of March 31, 2021 and December 31, 2020, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2021 and December 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Earn-out—As part of our acquisition of Phillips Edison Limited Partnership (“PELP”) in 2017, an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. After the expiration of certain provisions in 2019, PELP is now eligible to earn up to five million OP units based on the timing and valuation of a liquidity event for PECO. The liquidity event can occur no later than December 31, 2021 for the maximum shares to be awarded, but can occur as late as December 31, 2023.
We estimate the fair value of this liability on a quarterly basis using the Monte Carlo method. This method requires us to make assumptions about future dividend yields, volatility, and timing and pricing of liquidity events, which are unobservable and are considered Level 3 inputs in the fair value hierarchy. A change in these inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date. In calculating the fair value of this liability as of March 31, 2021, we have determined that the most likely range of potential outcomes includes a possibility of one million additional OP units issued as well as up to a maximum of five million units being issued.
We recorded expense of $16.0 million and income of $10.0 million, respectively, for the three months ended March 31, 2021 and March 31, 2020 related to changes in the fair value of the earn-out liability. The increase in the fair value of the liability during the three months ended March 31, 2021 was attributable to an increase in the EVPS of our common stock (as compared with a decrease in EVPS in the comparable prior year period), as described in Note 9, as well as improved market conditions in the first quarter of 2021. The change in fair value for both periods has been recognized in Other (Expense) Income, Net in the consolidated statements of operations.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. During the three months ended March 31, 2021, we impaired an asset that was under contract at a disposition price that was less than carrying value, or that had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds, which we consider to be a Level 2 input in the fair value hierarchy. There were no impairment charges recorded during the three months ended March 31, 2020.
On a quarterly basis, we employ a multi-step approach to assess our real estate assets for possible impairment and record any impairment charges identified. The first step is the identification of potential triggering events, such as significant decreases in occupancy or the presence of large dark or vacant spaces. If we observe any of these indicators for a shopping center, we then perform an additional screen test consisting of a years-to-recover analysis to determine if we will recover the net carrying value of the property over its remaining economic life based upon net operating income (“NOI”) as forecasted for the current year. In the event that the results of this first step indicate a triggering event for a center, we proceed to the second step, utilizing an undiscounted cash flow model for the center to identify potential impairment. If the undiscounted cash flows are less than the net book value of the center as of the balance sheet date, we proceed to the third step. In performing the third step, we utilize market data such as capitalization rates and sales price per square foot on comparable recent real estate transactions to estimate fair value of the real estate assets. We also utilize expected net sales proceeds to estimate the fair value of any centers that are actively being marketed for sale. If the estimated fair value of the property is less than the recorded net book value at the balance sheet date, we record an impairment charge.
In addition to these procedures, we also review undeveloped or unimproved land parcels that we own for evidence of impairment and record any impairment charges as necessary. Primary impairment triggers for these land parcels are changes to our plans or intentions with regards to such properties, or planned dispositions at prices that are less than the current carrying values.
Our quarterly impairment procedures have not been altered by the COVID-19 pandemic, as we believe key impairment indicators such as temporary store closings and large dark or vacant spaces will continue to be identified in our review. We have utilized forecasts that incorporate estimated decreases in NOI and cash flows as a result of the COVID-19 pandemic in performing our review procedures for the three months ended March 31, 2021 and 2020. However, it is possible that we could experience unanticipated changes in assumptions that are employed in our impairment review which could impact our cash flows and fair value conclusions. Such unanticipated changes relative to our expectations may include but are not limited to: increases or decreases in the duration or permanence of tenant closures, increases or decreases in collectibility reserves and write-offs, additional capital required to fill vacancies, extended lease-up periods, future closings of large tenants, changes in macroeconomic assumptions such as rate of inflation and capitalization rates, and changes to the estimated timing of disposition of the properties under review.
We recorded the following expense upon impairment of real estate assets (in thousands):

	Three Months Ended March 31,
	2021	2020
Impairment of real estate assets	$5,000	$—

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. All references to “Notes” throughout this document refer to the footnotes to the consolidated financial statements in “Part I, Item 1. Financial Information”. See also “Cautionary Note Regarding Forward-Looking Statements” below.

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. Such statements include, but are not limited to, (a) statements about our focus, plans, strategies, initiatives, and prospects; (b) statements about the COVID-19 pandemic, including its duration and potential or expected impact on our tenants, our business, and our estimated value per share; (c) statements about our distributions, share repurchase program, and dividend reinvestment program; (d) statements about our underwritten incremental yields; and (e) statements about our future results of operations, capital expenditures, and liquidity (including any potential listing). Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) changes in interest rates and the availability of permanent mortgage financing; (v) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vi) the financial stability of tenants, including the ability of tenants to pay rent; (vii) changes in tax, real estate, environmental, and zoning laws; (viii) the concentration of our portfolio in a limited number of industries, geographies, or investments; (ix) the effects of the COVID-19 pandemic, including on the demand for consumer goods and services and levels of consumer confidence in the safety of visiting shopping centers as a result of the COVID-19 pandemic; (x) the measures taken by federal, state, and local government agencies and tenants in response to the COVID-19 pandemic, including mandatory business shutdowns, “stay-at-home” orders and social distancing guidelines; (xi) the impact of the COVID-19 pandemic on our tenants and their ability to pay rent on time or at all, or to renew their leases and, in the case of non-renewal, our ability to re-lease the space at the same or more favorable terms or at all; (xii) the length and severity of the COVID-19 pandemic in the United States; (xiii) the pace of recovery following the COVID-19 pandemic given the current severe economic contraction and increase in unemployment rates; (xiv) our ability to implement cost containment strategies; (xv) our and our tenants’ ability to obtain loans under government programs; (xvi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (xvii) to the extent we were seeking to dispose of properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices or at all; (xviii) the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity; and (xix) supply chain disruptions due to the COVID-19 pandemic. Additional important factors that could cause actual results to differ are described in the filings made from time to time by the Company with the SEC and include the risk factors and other risks and uncertainties described in our 2020 Annual Report on Form 10-K, filed with the SEC on March 12, 2021, and those included in this Report, in each case as updated from time to time in our periodic and/or current reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
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
We do not consider our non-GAAP measures included as KPIs to be alternatives to measures calculated in accordance with GAAP. Certain non-GAAP measures should not be viewed as an alternative measure of our financial performance as they may not reflect the operations of our entire portfolio, and they may not reflect the impact of general and administrative expenses, depreciation and amortization, interest expense, other income (expense), or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties that could materially impact our results from operations. Additionally, certain non-GAAP measures should not be considered as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions, and may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business in the manner currently contemplated. Accordingly, non-GAAP measures should be reviewed in connection with other GAAP measurements, and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Other REITs may use different methodologies for calculating similar non-GAAP measures, and accordingly, our non-GAAP measures may not be comparable to other REITs.
Our KPIs and terminology can be grouped into three key areas:
Portfolio—Portfolio metrics help management to gauge the health of our centers overall and individually.
•Anchor space—We define an anchor space as a space greater than or equal to 10,000 square feet of gross leasable area (“GLA”).
•ABR—We use ABR to refer to the monthly contractual base rent as of March 31, 2021, multiplied by twelve months.
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
•Leased Occupancy—This metric is calculated as the percentage of total GLA for which a lease has been signed regardless of whether the lease has commenced or the Neighbor has taken possession. High occupancy is an indicator of demand for our spaces, which generally provides us with greater leverage during lease negotiations.
•Underwritten incremental yield—This reflects the yield we target to generate from a project upon expected stabilization and is calculated as the estimated incremental NOI for a project at stabilization divided by its estimated net project investment. The estimated incremental NOI is the difference between the estimated annualized NOI we target to generate by project upon stabilization and the estimated annualized NOI without the planned improvements. Underwritten incremental yield does not include peripheral impacts, such as lease rollover risk or the impact on the long term value of the property upon sale or disposition. Actual incremental yields may vary from our underwritten incremental yield range based on the actual total cost to complete a project and its actual incremental NOI at stabilization.

Leasing—Leasing is a key driver of growth for our company.
•Comparable lease—We use this term to refer to a lease with consistent structure that is executed for the exact same space that has been vacant less than twelve months.
•Comparable rent spread—This metric is calculated as being the percentage increase or decrease in first-year ABR (excluding any free rent or escalations) on new or renewal leases (excluding options) where the lease was considered a comparable lease. This metric provides an indication of our ability to generate revenue growth through leasing activity.
•Cost of executing new leases—We use this term to refer to certain costs associated with new leasing, namely, leasing commissions, tenant improvement costs, and tenant concessions.
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
Financial Performance—In addition to financial metrics calculated in accordance with GAAP, such as net income or cash flows from operations, we utilize non-GAAP metrics to measure our operational and financial performance. See the section within this Item 2 titled Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures for further discussion on the following metrics.
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
•Core Funds From Operations (“Core FFO”)—To arrive at Core FFO, we adjust FFO attributable to stockholders and OP unit holders, as defined below, to exclude certain recurring and non-recurring items including, but not limited to: (i) depreciation and amortization of corporate assets; (ii) changes in the fair value of the earn-out liability; (iii) amortization of unconsolidated joint venture basis differences; (iv) gains or losses on the extinguishment or modification of debt, (v) other impairment charges; and (vi) transaction and acquisition expenses. We believe FFO provides insight into our operating performance as it excludes certain items that are not indicative of such performance. Core FFO provides further insight into the sustainability of our operating performance and provides an additional measure to compare our performance across reporting periods on a consistent basis by excluding items that may cause short-term fluctuations in net income (loss).

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
•FFO—Nareit defines FFO as net income (loss) computed in accordance with GAAP, excluding: (i) gains (or losses) from sales of property and gains (or losses) from change in control; (ii) depreciation and amortization related to real estate; (iii) impairment losses on real estate and impairments of in-substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated partnerships and joint ventures; and (iv) adjustments for unconsolidated partnerships and joint ventures, calculated to reflect FFO on the same basis. We calculate FFO Attributable to Stockholders and OP Unit Holders in a manner consistent with the Nareit definition.
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
•Same-Center—We use this term to refer to a property, or portfolio of properties, that have been owned and operational for the entirety of each reporting period (i.e., since January 1, 2020).

Overview
We are an internally-managed REIT and one of the nation’s largest owners and operators of grocery-anchored neighborhood shopping centers. The majority of our revenue is lease revenue derived from our real estate investments. Additionally, we operate an investment management business providing property management and advisory services to over $460 million of third-party institutional joint ventures. This business provides comprehensive real estate and asset management services to the Managed Funds.
As of March 31, 2021, we wholly-owned 278 real estate properties. Additionally, we owned a 20% interest in NRP, a joint venture that owned two properties, and a 14% interest in GRP I, a joint venture that owned 20 properties.
Liquidity Alternative Review Process—On March 25, 2021, our Board announced that we are reviewing alternatives in order to provide liquidity to our shareholders. In connection with the review process, the DRIP has been suspended, beginning with the distribution payable April 1, 2021. Additionally, the Fourth Amended SRP, which is currently limited to repurchases resulting from stockholder DDI, has been suspended. The SRP for both standard and DDI requests will remain suspended until further notice.
COVID-19 Strategy—During 2020, as a result of the COVID-19 pandemic, many state governments issued “stay-at-home” mandates that generally limited travel and movement of the general public to essential activities only and required all non-essential businesses to close. In response to the pandemic, we enacted several initiatives including: (1) the implementation of expense reduction initiatives at the property and corporate levels, including reductions to our workforce and travel costs; (2) the reprioritization of our capital investments to support the reopening of our Neighbors and new leasing activity, or deferment of such capital expenditures if possible; (3) temporary reductions in compensation for certain of our executives and our Board; and (4) the temporary suspension of dividends, the DRIP, and the SRP.
At the peak of the pandemic-related closure activity, temporary closures reached 37% of all Neighbor spaces, totaling 27% of our ABR and 22% of our GLA. All temporarily closed Neighbors have since been permitted to reopen; however, a portion of our Neighbors have permanently closed, and we are working to backfill these spaces. We continue to closely monitor the occupancy, operating performance, and Neighbor sales results at our centers, including any Neighbors operating with reduced hours or under government-imposed restrictions.
Our management team has determined the following are the key actions for recovery in our portfolio (all statistics are approximate and include the prorated portion attributable to properties owned through our joint ventures):
•Returning to Monthly Payments—We continue to work with our Neighbors to resume normal monthly rent payments, and our efforts have included raising awareness of the benefits available through numerous governmental relief programs. We have seen our collections continue to improve from the second quarter of 2020. The following table summarizes our collections by quarter, as they were originally reported as well as updated for payments received subsequent to the month billed:

	Originally Reported	Current(1)
Q2 2020	86%	93%
Q3 2020	94%	96%
Q4 2020	95%	96%
Q1 2021	N/A	95%
(1)Including collections received through April 20, 2021.
As of April 20, 2021, approximately 79% of our Neighbor spaces are paying their rent in full.
•Recovering Missed Rent Charges—We believe substantially all Neighbors, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. However, we may negotiate relief for our Neighbors in the form of rent deferrals or abatements. As of April 20, 2021, we have $5.4 million of outstanding payment plans with our Neighbors, and we had recorded rent abatements of approximately $4.4 million during 2021. These payment plans and rent abatements represented 1.4% and 1.1% of portfolio ABR, respectively, and the weighted-average term over which we expect to receive remaining amounts owed on executed payment plans is approximately 13 months.
We are still actively pursuing past due amounts under the terms negotiated with our Neighbors. For our entire portfolio, inclusive of our prorated share of properties owned through joint ventures, 43% of missed monthly charges billed during the first quarter of 2021 have been collected subsequent to the month billed and 5% have been waived, as of April 20, 2021. We will continue to work with Neighbors on establishing plans to repay past due amounts, and will monitor the impact of such payment plans on our results of operations in future quarters. We cannot guarantee that we will ultimately be able to collect these amounts.
•Monitoring for Credit Risk—The COVID-19 pandemic and resulting economic downturn has increased the uncertainty of collecting rents from a number of our Neighbors. We have been closely monitoring the status of our Neighbors to identify those who potentially pose a credit risk in order to appropriately account for the impact to revenue and in order to quickly take action when a Neighbor is ultimately unable to remain in a space.
For Neighbors with a higher degree of uncertainty as to their creditworthiness, we may not record revenue for amounts billed until the cash is received. Based on our analysis, no individual Neighbor category has been accounted for entirely on a cash basis as of March 31, 2021; however, we continue to evaluate each Neighbor individually to determine if they should be accounted for on a cash basis. For the three months ended March 31, 2021 and 2020, inclusive of the prorated portion attributable to properties owned through our joint ventures, we had $4.9 million and $2.9 million, respectively, in unfavorable monthly revenue adjustments for Neighbors who are being accounted for on a cash basis. As of March 31, 2021, our Neighbors currently being accounted for on a cash basis represented approximately 10% of our total Neighbor spaces, which represented 8.4% of portfolio ABR. Further, many of our Neighbors who are on a cash basis of accounting are actively making payments toward their outstanding balances. When considering the ABR associated with Neighbors who are currently on a cash basis of accounting, 56% of this ABR is represented by Neighbors who are actively making payments.
Additionally, certain of our Neighbors have entered into bankruptcy proceedings. While some of these cases have already been resolved, with the assumption or rejection of the lease already reflected in our results, in some cases these claims have yet to be resolved, and as such, the potential fallout is not yet reflected in our occupancy rate or ABR metrics. We believe that Neighbors in the bankruptcy process represent an exposure of approximately 1% of our total portfolio ABR as of March 31, 2021. We have included our assessment of the impact of these bankruptcies in our estimate of rent collectibility, which impacted recorded revenue, as noted previously.
Certain of our Neighbors have been unable to remain in their spaces as a result of the factors previously noted. Despite this fallout, our leasing activity has been strong as demand for space in our centers remains high, allowing us to re-lease these spaces to Neighbors who may increase our concentration of necessity-based and omni-channel retailers. For the three months ended March 31, 2021, our portfolio retention rate was 88.8%, and we executed 153 new leases, an increase as compared to the same period a year ago.

Portfolio and Leasing Statistics—Below are statistical highlights of our wholly-owned portfolio as of March 31, 2021 and 2020 (dollars and square feet in thousands):

	March 31, 2021	March 31, 2020
Number of properties	278	285
Number of states	31	31
Total square feet	31,306	31,862
ABR	$386,971	$385,457
% ABR from grocery-anchored properties	96.4%	97.0%
Leased % of rentable square feet:
Total portfolio spaces	94.8%	95.6%
Anchor spaces	97.3%	98.3%
Inline spaces	89.8%	90.1%
Average remaining lease term (in years)(1)	4.6	4.6
(1)The average remaining lease term in years excludes future options to extend the term of the lease.

The following table details information for our joint ventures as of March 31, 2021, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	March 31, 2021
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
Necessity Retail Partners	20%	2	$3,845	228
Grocery Retail Partners I	14%	20	28,735	2,215

Lease Expirations—The following chart shows the aggregate scheduled lease expirations, excluding our Neighbors who are occupying space on a temporary basis, after March 31, 2021 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our joint ventures:

$60
$50
$40
$30
$20
$10
$0
6,000
5,000
4,000
3,000
2,000
1,000
0
(dollars in millions)
(square feet in thousands)
$3.0
$22.0
$43.4
$54.6
$57.6
$57.6
$47.6
$23.3
$21.2
$19.2
$16.8
$25.5
MTM (83)
2021 (447)
2022 (699)
2023 (747)
2024 (795)
2025 (709)
2026 (526)
2027 (270)
2028 (227)
2029 (145)
2030 (125)
2031+ (209)
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
See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Leasing Activity” of this filing on Form 10-Q for further discussion of leasing activity.

Portfolio Tenancy—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, by Neighbor type as of March 31, 2021:

Leased Square Feet
by Neighbor Type
National &
Regional:
35.2%
Grocery
Anchor:
48.7%
Local: 16.1%

ABR
by Neighbor Type
Grocery Anchor: 35.5%
National & Regional: 40.4%
Local: 24.1%

The following charts present the composition of our portfolio by Neighbor industry as of March 31, 2021:

Leased Square Feet by Neighbor Industry

Grocery Anchor: 48.7%
Retail Stores: 24.4%
Services: 17.9%
Restaurant: 9.0%

ABR
by Neighbor Industry
Retail Stores: 22.1%
Services: 26.5%
Restaurant: 15.9%
Grocery Anchor: 35.5%

We define “Necessity-based goods and services” as goods and services that are indispensable, necessary, or common for day-to-day living, or that tend to be inelastic (i.e., the demand for which does not change based on a consumer’s income level). We estimate that approximately 73% of our ABR, including the pro rata portion attributable to properties owned through our joint ventures, is from Neighbors providing necessity-based goods and services. Additionally, within these categories, we estimate that approximately 51% of our ABR is from retail and service businesses generally deemed essential under most state and local mandates issued in response to the COVID-19 pandemic. The composition of our portfolio as a percentage of ABR is as follows:

March 31, 2021
Essential/Necessity retail and services:
Grocery	35.5%
Medical/pharmacy	2.8%
Banks	2.5%
Dollar stores	2.3%
Pet supply	2.1%
Hardware/automotive	1.7%
Wine, beer, and liquor	1.4%
Other essential	2.7%
Total Essential/Necessity-based retail and services(1)	51.0%
Other Necessity:
Quick service - restaurant	9.6%
Beauty and hair care	4.9%
Health care services	3.8%
Other necessity	3.3%
Total ABR from other Necessity	21.6%

Total ABR from Necessity-based goods and services	72.6%

Other retail stores:
Soft goods	12.2%
Full service - restaurant	6.3%
Fitness and lifestyle services	5.2%
Other retail	3.7%
Total ABR from other retail and services	27.4%
Total ABR	100.0%
(1)Includes Neighbors that we believe are considered to be essential retail and service businesses but that may have temporarily closed at various points during the COVID-19 pandemic due to decreases in foot traffic and customer patronage as a result of “stay-at-home” mandates and social distancing guidelines implemented in response to the pandemic.

The following table presents our top twenty Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, as of March 31, 2021 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$26,032	6.6%	3,296	11.0%	60
Publix	22,003	5.6%	2,240	7.5%	56
Ahold Delhaize	17,274	4.4%	1,240	4.1%	23
Albertsons-Safeway	16,897	4.3%	1,624	5.4%	30
Walmart	8,933	2.3%	1,770	5.9%	13
Giant Eagle	7,293	1.9%	738	2.5%	11
TJX Companies	5,061	1.3%	428	1.4%	15
Sprouts Farmers Market	4,952	1.3%	334	1.1%	11
Dollar Tree	3,954	1.0%	406	1.4%	42
Raley's	3,884	1.0%	253	0.8%	4
SUPERVALU	3,209	0.8%	336	1.1%	5
Subway Group	2,829	0.7%	115	0.4%	82
Schnucks	2,785	0.7%	329	1.1%	5
Anytime Fitness, Inc.	2,662	0.7%	177	0.6%	36
Save Mart	2,618	0.7%	309	1.0%	6
Southeastern Grocers	2,513	0.6%	281	0.9%	7
Lowe's	2,469	0.6%	369	1.2%	4
Kohl's Corporation	2,281	0.6%	365	1.2%	4
Food 4 Less (PAQ)	2,215	0.6%	119	0.4%	2
Petco Animal Supplies, Inc.	2,118	0.5%	127	0.4%	11
Total	$141,982	36.2%	14,856	49.4%	427
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, in the event that a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

Results of Operations
Known Trends and Uncertainties of the COVID-19 Pandemic
The COVID-19 pandemic has resulted in reduced revenues beginning with the second quarter of 2020 and continuing through the first quarter of 2021, and our estimates around collectibility will likely continue to create volatility in our earnings. The total impact on revenue in the future cannot be determined at this time. The duration of the pandemic and mitigating measures, and the resulting economic impact, has caused some of our Neighbors to permanently vacate their spaces and/or not renew their leases, and we may have difficulty leasing these spaces on the same or better terms or at all, and/or incur additional costs to lease vacant spaces, which may reduce our occupancy rates in the future and ultimately reduce our revenue. Extended periods of vacancy or reduced revenues may trigger impairments of our real estate assets. Additionally, these factors have impacted disposition activity by decreasing demand and negatively impacting capitalization rates.
The magnitude and duration of the COVID-19 pandemic and its impact on our results of operations in the near term and potentially beyond are uncertain as a result of a number of factors outside of our control. These factors include, but are not limited to: overall economic conditions on both a macro and micro level, including consumer demand as well as retailer demand for space within our shopping centers; the impact of social distancing guidelines, recommendations from governmental authorities, and consumer shopping preferences; the nature and effectiveness of any economic stimulus or relief measures; the timing of availability and distribution of vaccines to the general public and the resulting vaccination rates; and the impact of all of the factors above, including other potentially unknown factors, on our Neighbors’ ability to continue paying rent and related charges on time or at all and Neighbors’ willingness to renew their leases on the same terms or at all. The impact of these factors, some of which have already been realized, could include reduced revenue from Neighbor concessions, increased collectibility reserves, decreased recovery rates on expenses, and other unforeseen impacts that may arise in the course of operating during these circumstances. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” for our observation of Neighbor impacts through April 20, 2021.
We believe that our investment focus on grocery-anchored shopping centers that provide daily necessities has helped and will continue to help lessen the negative effect of the pandemic on our business compared to non-grocery anchored shopping centers.

Summary of Operating Activities for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Favorable (Unfavorable) Change
(Dollars in thousands)	2021	2020	$	%
Revenues:
Rental income	$127,623	$128,466	$(843)	(0.7)%
Fee and management income	2,286	2,165	121	5.6%
Other property income	472	892	(420)	(47.1)%
Total revenues	130,381	131,523	(1,142)	(0.9)%
Operating Expenses:
Property operating expenses	22,202	21,762	(440)	(2.0)%
Real estate tax expenses	16,573	17,112	539	3.1%
General and administrative expenses	9,341	10,740	1,399	13.0%
Depreciation and amortization	55,341	56,227	886	1.6%
Impairment of real estate assets	5,000	—	(5,000)	NM
Total operating expenses	108,457	105,841	(2,616)	(2.5)%
Other:
Interest expense, net	(20,063)	(22,775)	2,712	11.9%
Gain (loss) on disposal of property, net	13,841	(1,577)	15,418	NM
Other (expense) income, net	(15,585)	9,869	(25,454)	NM
Net income	117	11,199	(11,082)	(99.0)%
Net income attributable to noncontrolling interests	(14)	(1,430)	1,416	99.0%
Net income attributable to stockholders	$103	$9,769	$(9,666)	(98.9)%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 274 properties that were owned and operational prior to January 1, 2020. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing to real estate asset activity occurring after December 31, 2019, which includes 13 properties disposed of and four properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended March 31, 2021 and 2020:
Rental Income decreased $0.8 million as follows:
•$0.5 million decrease primarily related to our net disposition of 9 properties; and
•$0.3 million decrease related to our same-center portfolio as follows:
▪$1.3 million decrease largely due to the COVID-19 pandemic and its economic impact including a $1.1 million decrease due to rent abatement and a $0.2 million decrease in connection with Neighbors we have identified as a credit risk, including the impact of straight-line rent adjustments for the related leases;
▪$0.7 million increase due to lease buyout income owing largely to Neighbors (representing less than 1% of ABR and GLA) who opted not to remain in their space following negative impacts as a result of COVID-19; and
▪$0.3 million increase primarily due to a $0.52 increase in average minimum rent per square foot, partially offset by a 0.8% decrease in average economic occupancy.
General and Administrative Expenses:
•The $1.4 million decrease in general and administrative expenses is primarily related to expense reductions taken to reduce the impact of the COVID-19 pandemic, with the majority of these decreases related to overhead costs at our corporate offices, as well as decreased travel and related costs.
Impairment of Real Estate Assets:
•The $5.0 million increase in impairment of real estate assets was due to an asset under contract at a disposition price that was less than the carrying value, the proceeds from which will be used to fund tax-efficient acquisitions, to fund redevelopment opportunities in owned centers, and for general corporate purposes. We continue to sell non-core assets and may potentially recognize impairments in future quarters.

Interest Expense, Net:
•The $2.7 million decrease during the three months ended March 31, 2021 as compared to the same period in 2020 was largely due to the decrease in LIBOR and expiring interest rate swaps in 2020 and the first quarter of 2021. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Interest on revolving credit facility, net	$228	$216
Interest on term loans, net	10,633	12,731
Interest on secured debt	6,780	7,350
Loss on extinguishment of debt	691	73
Non-cash amortization and other	1,731	2,405
Interest expense, net	$20,063	$22,775

Weighted-average interest rate as of end of period	3.0%	3.3%
Weighted-average term (in years) as of end of period	3.8	4.7
Gain (Loss) on Disposal of Property, Net:
•The $15.4 million change was primarily related to the sale of six properties and one outparcel (plus other miscellaneous disposals and write-offs) with a net gain of $13.8 million during the three months ended March 31, 2021, as compared to the sale of three properties with a net loss of $1.6 million during the three months ended March 31, 2020 (see Note 4).
Other (Expense) Income, Net:
•The $25.5 million change was largely due to the change in the fair value of our earn-out liability as a result of an increase in the EVPS of our common stock as well as improved market conditions during the first quarter of 2021. Other Expense (Income), Net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Change in fair value of earn-out liability	$(16,000)	$10,000
Equity in income (loss) of unconsolidated joint ventures	714	(280)
Transaction and acquisition expenses	(141)	(45)
Federal, state, and local income tax expense	(166)	(29)
Other	8	223
Other (expense) income, net	$(15,585)	$9,869

Leasing Activity—Below is a summary of leasing activity for our wholly-owned properties for the three months ended March 31, 2021 and 2020:

	Total Deals(1)		Inline Deals(1)
	2021	2020	2021	2020
New leases:
Number of leases	153	87	147	77
Square footage (in thousands)	467	382	341	180
ABR (in thousands)	$8,120	$5,563	$6,605	$3,214
ABR per square foot	$17.39	$14.56	$19.34	$17.84
Cost per square foot of executing new leases	$29.00	$22.03	$29.65	$27.94
Number of comparable leases	70	25	70	25
Comparable rent spread	12.4%	6.8%	12.4%	6.8%
Weighted-average lease term (in years)	8.0	9.1	6.2	6.6
Renewals and options:
Number of leases	163	127	147	113
Square footage (in thousands)	978	739	312	249
ABR (in thousands)	$11,472	$9,720	$7,069	$5,364
ABR per square foot	$11.73	$13.15	$22.67	$21.53
ABR per square foot prior to renewals	$10.97	$12.33	$21.02	$19.18
Percentage increase in ABR per square foot	6.9%	6.7%	7.8%	12.2%
Cost per square foot of executing renewals and options	$2.20	$3.41	$4.85	$4.36
Number of comparable leases(2)	136	89	133	86
Comparable rent spread(2)	8.0%	11.2%	7.9%	14.4%
Weighted-average lease term (in years)	3.9	4.7	4.0	4.0
Portfolio retention rate	88.8%	71.2%	80.3%	67.3%
(1)Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

Non-GAAP Measures
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators and Defined Terms” of this filing on Form 10-Q for a discussion related to the following non-GAAP measures.
Same-Center Net Operating Income—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our Same-Center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three months ended March 31, 2021 and 2020, Same-Center NOI represents the NOI for the 274 properties that were wholly-owned and operational for the entire portion of both comparable periods.
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

The table below presents our Same-Center NOI for the current period and the comparable prior period (dollars in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Revenues:
Rental income(1)	$92,641	$93,322	$(681)
Tenant recovery income	31,072	31,265	(193)
Reserves for uncollectibility(2)	(1,731)	(2,510)	779
Other property income	469	871	(402)
Total revenues	122,451	122,948	(497)	(0.4)%
Operating expenses:
Property operating expenses	19,501	18,410	(1,091)
Real estate taxes	16,431	17,241	810
Total operating expenses	35,932	35,651	(281)	(0.8)%
Total Same-Center NOI	$86,519	$87,297	$(778)	(0.9)%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$117	$11,199
Adjusted to exclude:
Fees and management income	(2,286)	(2,165)
Straight-line rental income(1)	(1,422)	(2,312)
Net amortization of above- and below-market leases	(838)	(788)
Lease buyout income	(797)	(94)
General and administrative expenses	9,341	10,740
Depreciation and amortization	55,341	56,227
Impairment of real estate assets	5,000	—
Interest expense, net	20,063	22,775
(Gain) loss on disposal of property, net	(13,841)	1,577
Other expense (income), net	15,585	(9,869)
Property operating expenses related to fees and management income	816	646
NOI for real estate investments	87,079	87,936
Less: Non-same-center NOI(2)	(560)	(639)
Total Same-Center NOI	$86,519	$87,297
(1)Includes straight-line rent adjustments for Neighbors for whom revenue is being recorded on a cash basis.
(2)Includes operating revenues and expenses from non-same-center properties which includes properties acquired or sold and corporate activities.
FFO and Core FFO—FFO is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance. Core FFO is an additional financial performance measure used by us as FFO includes certain non-comparable items that affect our performance over time. Core FFO is helpful in assisting management and investors with assessing the sustainability of our operating performance in future periods.
FFO, FFO Attributable to Stockholders and OP Unit Holders, and Core FFO should not be considered alternatives to net income (loss) under GAAP, as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions. Core FFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated.
Accordingly, FFO, FFO Attributable to Stockholders and OP Unit Holders, and Core FFO should be reviewed in connection with other GAAP measurements, and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Our FFO, FFO Attributable to Stockholders and OP Unit Holders, and Core FFO, as presented, may not be comparable to amounts calculated by other REITs.

The following table presents our calculation of FFO Attributable to Stockholders and OP Unit Holders, and Core FFO (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Calculation of FFO Attributable to Stockholders and OP Unit Holders
Net income	$117	$11,199
Adjustments:
Depreciation and amortization of real estate assets	54,341	54,817
Impairment of real estate assets	5,000	—
(Gain) loss on disposal of property, net	(13,841)	1,577
Adjustments related to unconsolidated joint ventures	(637)	654
FFO attributable to stockholders and OP unit holders	$44,980	$68,247
Calculation of Core FFO
FFO attributable to stockholders and OP unit holders	$44,980	$68,247
Adjustments:
Depreciation and amortization of corporate assets	1,000	1,410
Change in fair value of earn-out liability	16,000	(10,000)
Amortization of unconsolidated joint venture basis differences	746	467
Loss on extinguishment of debt, net	691	73
Transaction and acquisition expenses	141	45
Core FFO	$63,558	$60,242

FFO Attributable to Stockholders and OP Unit Holders/Core FFO per Share
Weighted-average common shares outstanding - diluted	320,985	333,228
FFO attributable to stockholders and OP unit holders per share - diluted	$0.14	$0.20
Core FFO per share - diluted	0.20	0.18

EBITDAre and Adjusted EBITDAre—We use EBITDAre and Adjusted EBITDAre as additional measures of operating performance which allow us to compare earnings independent of capital structure, determine debt service and fixed cost coverage, and measure enterprise value. Additionally, we believe they are a useful indicator of our ability to support our debt obligations.
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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
Calculation of EBITDAre
Net income	$117	$11,199	$5,462
Adjustments:
Depreciation and amortization	55,341	56,227	224,679
Interest expense, net	20,063	22,775	85,303
(Gain) loss on disposal of property, net	(13,841)	1,577	(6,494)
Impairment of real estate assets	5,000	—	2,423
Federal, state, and local tax expense	166	29	491
Adjustments related to unconsolidated joint ventures	1,132	1,177	3,355
EBITDAre	$67,978	$92,984	$315,219
Calculation of Adjusted EBITDAre
EBITDAre	$67,978	$92,984	$315,219
Adjustments:
Change in fair value of earn-out liability	16,000	(10,000)	(10,000)
Other impairment charges	—	—	359
Amortization of unconsolidated joint venture basis differences	746	467	1,883
Transaction and acquisition expenses	141	45	539
Adjusted EBITDAre	$84,865	$83,496	$308,000

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
•distributions received from our third-party institutional joint ventures; and
•available, unrestricted cash and cash equivalents.
At this time, we believe our current sources of liquidity, most significantly our operating cash flows and borrowing availability on our revolving credit facility, are sufficient to meet our short- and long-term cash demands.

Debt—The following table summarizes information about our debt as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Total debt obligations, gross	$2,291,181	$2,307,686
Weighted-average interest rate	3.0%	3.1%
Weighted-average term (in years)	3.8	4.1

Revolving credit facility capacity(1)	$500,000	$500,000
Revolving credit facility availability(2)	490,310	490,404
(1)The revolving credit facility matures in October 2021 and includes an option to extend the maturity to October 2022, with its execution being subject to compliance with certain terms included in the loan agreement, including the absence of any defaults and the payment of relevant fees. We intend to either exercise our option to extend the maturity or to negotiate under new terms.
(2)Net of any outstanding balance and letters of credit.
As our debt obligations mature, we intend to refinance or pay off the balances at maturity using proceeds from operations and/or corporate-level debt.
Our debt is subject to certain covenants, and as of March 31, 2021, we were in compliance with the restrictive covenants of our outstanding debt obligations. We expect to continue to meet the requirements of our debt covenants over the next twelve months.
Financial Leverage Ratios—We believe our debt to Adjusted EBITDAre, debt to total enterprise value, and debt covenant compliance as of March 31, 2021 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our third-party institutional joint ventures, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Net debt:
Total debt, excluding market adjustments and deferred financing expenses	$2,322,096	$2,345,620
Less: Cash and cash equivalents	20,738	104,952
Total net debt	$2,301,358	$2,240,668

Enterprise value:
Net debt	$2,301,358	$2,240,668
Total equity value(1)	3,384,978	2,797,234
Total enterprise value	$5,686,336	$5,037,902
(1)Total equity value is calculated as the number of common shares and OP units outstanding multiplied by the EVPS as of March 31, 2021 and December 31, 2020, respectively. There were 320.9 million diluted shares outstanding with an EVPS of $10.55 as of March 31, 2021 and 319.7 million diluted shares outstanding with an EVPS of $8.75 as of December 31, 2020.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,301,358	$2,240,668
Adjusted EBITDAre - annualized(1)	309,369	308,000
Net debt to Adjusted EBITDAre - annualized	7.4x	7.3x

Net debt to total enterprise value
Net debt	$2,301,358	$2,240,668
Total enterprise value	5,686,336	5,037,902
Net debt to total enterprise value	40.5%	44.5%
(1)Adjusted EBITDAre is based on a trailing twelve month period. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - EBITDAre and Adjusted EBITDAre” of this filing on Form 10-Q for a reconciliation to Net Income.
Capital Expenditures and Redevelopment Activity—We make capital expenditures during the course of normal operations, including maintenance capital expenditures and tenant improvements as well as value-enhancing anchor space repositioning and redevelopment, ground-up outparcel development, and other accretive projects.

During the three months ended March 31, 2021 and 2020, we had capital spend of $13.5 million and $16.0 million, respectively. Generally, we expect our development and redevelopment projects to stabilize within 24 months. We anticipate that obligations related to capital improvements as well as redevelopment and development in 2021 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving line of credit. Below is a summary of our capital spending activity on a cash basis (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Capital expenditures for real estate:
Capital improvements	$848	$833
Tenant improvements	3,741	3,714
Redevelopment and development	8,098	10,484
Total capital expenditures for real estate	12,687	15,031
Corporate asset capital expenditures	439	553
Capitalized indirect costs(1)	411	381
Total capital spending activity	$13,537	$15,965
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
Our underwritten incremental yields on development and redevelopment projects are expected to range between 8% to 11%. Our current in process projects represent an estimated total investment of $35.1 million, and the total underwritten incremental yield range on this estimated investment is approximately 9.5% - 10.5%. Actual incremental yields may vary from our underwritten incremental yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators and Defined Terms” and “Part II, Item 1A. Risk Factors” of this filing on Form 10-Q for further information.
Acquisition Activity—We continually monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. During the three months ended March 31, 2021, we acquired two properties and two parcels of land for a total cash outlay of $39.9 million. During the three months ended March 31, 2020, we acquired two parcels of land for a total cash outlay of $4.3 million. See Note 4 to the consolidated financial statements.
Disposition Activity—We are actively evaluating our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. We expect to continue to make strategic dispositions during the remainder of 2021. The following table highlights our property dispositions (dollars and square feet in thousands):

	Three Months Ended March 31,
	2021	2020
Number of properties sold	6	3
Number of outparcels sold(1)	1	—
Proceeds from sale of real estate	$58,356	$17,447
Gain (loss) on sale of property, net(2)	14,355	(826)
(1)The outparcel sold in the first quarter of 2021 was the only remaining portion of one of our properties, and therefore the sale resulted in a reduction in our total property count.
(2)The gain (loss) on sale of property, net does not include miscellaneous write-off activity, which is also recorded in Gain (Loss) on Disposal of Property, Net on the consolidated statements of operations.

Distributions—Distributions to our common stockholders and OP unit holders, including key financial metrics for comparison purposes, for the three months ended March 31, 2021 and 2020, are as follows (in thousands):

Cash distributions to OP unit holders	Net cash provided by operating activities

Cash distributions to common stockholders	Core FFO(1)

Distributions reinvested through the DRIP

(1)See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators” for the definition of Core FFO, or information regarding why we present Core FFO. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - FFO and Core FFO” for a reconciliation of this non-GAAP financial measure to Net Income.

We paid monthly distributions of $0.02833333 per share, or $0.34 annualized, for the months of December 2020 and January, February, and March 2021. On April 14, 2021, our Board authorized distributions for May 2021 equal to a monthly amount of $0.02833333 per share of common stock. The May 2021 distributions were paid on May 3, 2021.
On March 25, 2021, our Board announced that we are reviewing alternatives in order to provide liquidity to our shareholders. In connection with the review process, the Third Amended and Restated Dividend Reinvestment Plan has been suspended, beginning with the distribution payable on April 1, 2021. Stockholders will receive their full monthly distribution of $0.02833333 per share in cash until further notice. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code, as well as our results of operations, our general financial condition, general economic conditions, and other factors. Our Board intends to evaluate distributions on a monthly basis throughout 2021.
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

Cash Flow Activities—As of March 31, 2021, we had cash and cash equivalents and restricted cash of $62.3 million, a net cash decrease of $69.7 million during the three months ended March 31, 2021.
Below is a summary of our cash flow activity (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$48,751	$35,613	$13,138	36.9%
Net cash provided by (used in) investing activities	4,690	(2,413)	7,103	NM
Net cash used in financing activities	(123,125)	(43,733)	(79,392)	NM
Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. During the three months ended March 31, 2021, we had a net cash outlay of $15.3 million from changes in working capital as compared to a net cash outlay of $23.4 million during the same period in 2020. This change was primarily driven by improved collections on amounts due from Neighbors as well as expense reduction initiatives, and was partially offset by higher leasing commissions. Additionally, we had an increase in returns on our investments in unconsolidated joint ventures.
•Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $2.3 million for the three months ended March 31, 2021, an increase of $0.1 million as compared to the same period in 2020.
•Cash paid for interest—During the three months ended March 31, 2021, we paid $18.9 million for interest, a decrease of $1.4 million over the same period in 2020, largely due to a decrease in LIBOR and expiring interest rate swaps.
Investing Activities—Our net cash provided by (used in) investing activities was primarily impacted by the following:
•Real estate acquisitions—During the three months ended March 31, 2021, our acquisitions resulted in a total cash outlay of $39.9 million, as compared to a total cash outlay of $4.3 million during the same period in 2020.
•Real estate dispositions—During the three months ended March 31, 2021, our dispositions resulted in a net cash inflow of $58.4 million, as compared to a net cash inflow of $17.4 million during the same period in 2020.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the three months ended March 31, 2021, we paid $13.5 million for capital expenditures, a decrease of $2.4 million over the same period in 2020, primarily due to the timing of our development and redevelopment projects.
•Investment in third parties—During the three months ended March 31, 2021, we made an investment in a third party business that resulted in a net cash outflow of $3.0 million.
Financing Activities—Our net cash used in financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the three months ended March 31, 2021, we had $16.5 million in net repayment of debt primarily as a result of early repayments of mortgage loans. During the three months ended March 31, 2020 we had net borrowings of $1.5 million, largely as a result of drawing $34.0 million on our revolving credit facility, offset by a pay down in January 2020 of $30.0 million on term loan debt maturing in 2021.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders decreased $11.1 million for the three months ended March 31, 2021 as compared to the same period in 2020, primarily due a reduction of the distribution rate beginning with the December 2020 distribution, which was paid in January 2021, and due to a lower share count as a result of a tender offer.
•Share repurchases—Cash outflows for share repurchases increased by $72.6 million for the three months ended March 31, 2021 as compared to the same period in 2020, primarily as a result of a tender offer, which was settled in January 2021. In connection with the liquidity alternative review process, the Fourth Amended SRP, which is currently limited to repurchases resulting from DDI of stockholders, has been suspended, and the March 31, 2021 repurchases related to stockholder DDI were not executed. The SRP for both standard and DDI requests will remain suspended until further notice.

Critical Accounting Policies and Estimates
Our 2020 Annual Report on Form 10-K, filed with the SEC on March 12, 2021, contains a description of our critical accounting policies and estimates, including those relating to real estate acquisitions, rental income, and the valuation of real estate assets. There have been no significant changes to our critical accounting policies during 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2020 Annual Report on Form 10-K filed with the SEC on March 12, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The following risk factor supplements the risk factors set forth in our 2020 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2021. Except to the extent updated below or previously updated, or to the extent additional factual information disclosed elsewhere in our Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our 2020 Annual Report on Form 10-K filed with the SEC on March 12, 2021.
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
The COVID-19 pandemic has impacted our business and financial performance, and we expect this impact to continue. Our retail and service-based tenants (whom we refer to as a “Neighbor” or our “Neighbors”) depend on in-person interactions with their customers to generate unit-level profitability, and the COVID-19 pandemic has decreased, and may continue to decrease, customers’ willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders may prevent customers from frequenting our Neighbors’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases or to otherwise seek lease modifications or to declare bankruptcy. At the peak of the pandemic-related closure activity, for our wholly-owned properties and those owned through our joint ventures, our temporary closures reached approximately 37% of all Neighbor spaces, totaling 27% of our annualized base rent (“ABR”) and 22% of our gross leasable area (“GLA”). All temporarily closed Neighbors have since been permitted to reopen; however, a portion of our Neighbors have permanently closed, and we are working to backfill these spaces. Some may be limiting the number of customers allowed in their stores, or have modified their operations in other ways that may impact their profitability, either as a result of government mandates or self-elected efforts to reduce the spread of COVID-19. These actions, as well as the continuing economic impacts of the COVID-19 pandemic, could result in increased permanent store closures. In addition to the permanent closures that have occurred in our portfolio, this could reduce the demand for leasing space in our shopping centers and result in a decline in average rental rates on expiring leases.
While most of our Neighbors have reopened, we cannot presently determine how many of the Neighbors that remain closed will reopen, or whether a portion of those that have reopened will be required by government mandates to temporarily close again or will encounter financial difficulties that require them to close permanently. We believe substantially all Neighbors, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. However, we believe it is best to begin negotiation of relief only once a Neighbor has reopened and made payments toward rent and recovery charges accrued. Inclusive of our prorated share of properties owned through our joint ventures, as of April 20, 2021, we have $5.4 million of outstanding payment plans with our Neighbors, and we had recorded rent abatements of approximately $4.4 million during

2021. These payment plans and rent abatements represented 1.4% and 1.1% of portfolio ABR, respectively, and the weighted-average term over which we expect to receive remaining amounts owed on executed payment plans is approximately 13 months. We are still actively pursuing past due amounts under the terms negotiated with our Neighbors. We are in negotiations with additional Neighbors, which we believe will lead to more Neighbors repaying their past due charges. As of April 20, 2021, we have collected approximately 95% of rent and recoveries billed during the second through fourth quarters of 2020, and approximately 95% of rent and recoveries billed during the first quarter of 2021. In the event of any default by a Neighbor under its lease agreement or relief agreement, we may not be able to fully recover, and/or may experience delays in recovering and additional costs in enforcing our rights as landlord to recover, amounts due to us under the terms of the lease agreement and/or relief agreement. Additionally, certain Neighbors have declared bankruptcy as a result of the effects of the pandemic. As of March 31, 2021, we have several Neighbors in bankruptcy proceedings where we have not yet received notice that the lease has been assumed or rejected, representing an exposure of approximately 1% of our total ABR.
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

While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political, and social environment presents material risks and uncertainties with respect to our and our Neighbors’ business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy debt service obligations. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the year ended December 31, 2020.

Actual incremental yields for our development and redevelopment projects may vary from our underwritten incremental yield range.
As part of our standard development and redevelopment underwriting process, we analyze the yield for each project and establish a range of target yields (“underwritten incremental yields”). Underwritten incremental yields reflect the yield we target to generate from each project upon expected stabilization and are calculated as the estimated incremental NOI for a project at stabilization divided by its estimated net project investment. The estimated incremental NOI is the difference between the estimated annualized NOI we target to generate from a project upon stabilization and the estimated annualized NOI without the planned improvements. Underwritten incremental yield does not include peripheral impacts, such as lease rollover risk or the impact on the long term value of the property upon sale or disposition.
Underwritten incremental yields are based solely on our estimates, using data available to us in our development and redevelopment underwriting processes. The actual total cost to complete a development or redevelopment project may differ substantially from our estimates due to various factors, including unanticipated expenses, delays in the estimated start and/or completion date of planned development projects, effects of the COVID-19 pandemic, and other contingencies. In addition, the actual incremental NOI from our planned development and redevelopment activities may differ substantially from our estimates based on numerous other factors, including delays and/or difficulties in leasing and stabilizing a development or redevelopment project, failure to obtain estimated occupancy and rental rates, inability to collect anticipated rental revenues, Neighbor bankruptcies, and unanticipated expenses that we cannot pass on to our Neighbors. Actual incremental yields may vary from our underwritten incremental yield range based on the actual total cost to complete a project and its incremental NOI at stabilization.
We and the Operating Partnership entered into a tax protection agreement with certain protected partners, which may limit the Operating Partnership’s ability to sell or otherwise dispose of certain properties and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
We and our consolidated subsidiary, Phillips Edison Grocery Center Operating Partnership I, L.P. (the “Operating Partnership”), entered into a tax protection agreement with, among others, Jeffrey S. Edison, our Chairman and Chief Executive Officer, and certain entities controlled by him at the closing of a transaction in May 2017 pursuant to which we internalized our management structure through the acquisition of certain real estate assets and the third party investment management business of Phillips Edison Limited Partnership in exchange for ownership units of the Operating Partnership and cash. Pursuant to this tax protection agreement, if the Operating Partnership: (i) sells, exchanges, transfers or otherwise disposes of certain properties in a taxable transaction, or undertakes any taxable merger, combination, consolidation or similar transaction (including a transfer of all or substantially all assets), for a period of ten years commencing on October 4, 2017; or (ii) fails, prior to the expiration of such period, to maintain certain minimum levels of indebtedness that would be allocable to each protected partner for tax purposes or, under certain circumstances, fails to offer such protected partners the opportunity to guarantee certain types of the Operating Partnership’s indebtedness, then the Operating Partnership will indemnify each affected protected partner, including our Chairman and Chief Executive Officer, Jeffrey S. Edison, against certain resulting tax liabilities. Our tax indemnification obligations include a tax gross-up.
Therefore, although it may be in our stockholders’ best interest for us to cause the Operating Partnership to sell, exchange, transfer or otherwise dispose of one of these properties, it may be economically prohibitive for us to do so until the expiration of the protection period in 2027 because of these indemnity obligations. Moreover, these obligations may require us to cause the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business. As a result, the tax protection agreement could, during its term, restrict our ability to take actions or make decisions that otherwise would be in our best interests.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the three months ended March 31, 2021, we repurchased shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program
January 2021(3)	54	$8.75	—	(2)
February 2021	64	5.75	64	(2)
March 2021	9	5.75	9	(2)
(1)We announced the commencement of the Share Repurchase Program (“SRP”) in August 2010. It has subsequently been amended, most recently in January 2021.
(2)We currently limit the dollar value and number of shares that may yet be repurchased under the SRP, as described in “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K filed with the SEC on March 12, 2021.
(3)During the three months ended March 31, 2021, we repurchased approximately 54,000 shares for an aggregate purchase price of $0.5 million (average price of $8.75 per share) in connection with common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.
On March 25, 2021, our Board announced that we are reviewing alternatives in order to provide liquidity to our shareholders. In connection with the review process, the Fourth Amended and Restated SRP has been suspended, and the March 31, 2021 repurchases related to stockholder death, qualifying disability, or determination of incompetence (“DDI”) were not executed. The SRP for both standard and DDI requests will remain suspended until further notice.

ITEM 5. OTHER INFORMATION
Long-Term Incentive Award
On April 29, 2021, the Compensation Committee of the Board of Directors of the Company (the “Committee”) modified the Company’s long-term incentive program applicable to Devin I. Murphy, President of the Company, and granted Mr. Murphy a long-term incentive award (the “2021 LTIP Award”) in the form of 41,143 fully vested Class B limited partnership units of Phillips Edison Grocery Center Operating Partnership I, L.P. and 123,429 performance-based Class C Units of Phillips Edison Grocery Center Operating Partnership I, L.P. (“Class C Units”).
In March 2019, the Compensation Committee granted Mr. Murphy a one-time long-term incentive award of performance-based Class C units (the “Special LTIP Award”) in order to drive long-term incremental revenue streams from the investment management business, focusing his efforts more on building recurring revenue than transaction-based fee income. In 2018, prior to approval of the Special LTIP Award tied specifically to performance of the investment management business, the form of Mr. Murphy’s long-term incentive mirrored that of the other executives, consisting of an annual restricted time-based award, and a performance-based award. At the time the Special LTIP Award was granted, the Committee intended that the Special LTIP Award would be in lieu of any other long-term incentive awards to Mr. Murphy under the Company’s 2019 long-term incentive program. Several factors have led the Committee to reinstate an annual long-term incentive award, like those granted to each of the other executives, in addition to the Special LTIP, including: (1) continued focus on building recurring revenue streams from the investment management business; (2) further alignment of incentives across the executive team on 3-year Core FFO per share and Same-Center NOI growth; and (3) a market evaluation of Mr. Murphy’s total compensation package and structure, including but not limited to the retention value of the plan.
Mr. Murphy’s performance-based 2021 LTIP Award is earned based on the achievement of the following two equally-weighted performance metrics measured at the end of the three-year performance period commencing January 1, 2021 and ending December 31, 2023: (i) the Company’s three-year average Same-Center NOI growth measured against a peer group of eight public retail real estate investment trusts, and (ii) the Company’s three-year Core FFO per share growth measured against the same peer group. The maximum number of Class C Units earned under the performance-based 2021 LTIP Award cannot exceed two times the target number of Class C Units. One hundred percent of the Class C Units earned under the performance-based 2021 LTIP Award will vest when earned at the end of the three-year performance period. If Mr. Murphy’s employment terminates for any reason other than by the Company for cause, he will remain eligible to vest in the performance-based 2021 LTIP Award as follows: (i) if the termination occurs before 50% of the performance period has elapsed, a pro-rated portion of the award actually earned will vest based on performance at the end of the performance period, with the pro-ration calculated based on the ratio of the number of days employed during the performance period to the total number of days in the performance period, and (ii) if the termination occurs after 50% or more performance period has elapsed, 100% of the Class C Units that are actually earned at the end of the performance period will vest.
The performance metrics, threshold, target, and maximum performance levels, and other terms of the performance-based 2021 LTIP Award are substantially similar to those applicable to similar performance-based long-term incentive awards granted to the Company’s other named executive officers and described in the Company’s proxy statement filed on April 9, 2021.

Estimated Value per Share
Valuation Overview—On April 29, 2021, the independent directors of our Board declared the estimated value per share (“EVPS”) of our common stock as $10.55. The valuation was based substantially on the estimated “as is” market value of our portfolio of real estate properties in various geographic locations in the United States as well as our pro rata share of those properties owned through our joint ventures (collectively, our “Portfolio”) and the estimated value of in-place contracts of our third-party asset management business as of March 31, 2021.
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
We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation expert that has expertise in appraising commercial real estate assets, to provide a calculation of the range in EVPS of our common stock as of March 31, 2021. Duff & Phelps prepared a valuation report (“Valuation Report”) that provided this range based substantially on its estimate of the “as is” market value of the Portfolio and the estimated value of in-place contracts of the third-party asset management business. Duff & Phelps made adjustments to the aggregate estimated value of our Portfolio to reflect balance sheet assets and liabilities provided by our management as of March 31, 2021, before calculating a range of estimated values based on the number of outstanding shares of our common stock as of March 31, 2021. These calculations produced an EVPS in the range of $9.87 to $11.22 as of March 31, 2021, and the independent directors, after discussions with management, approved $10.55 as the EVPS as of March 31, 2021. We previously established an EVPS of $8.75 (as of March 31, 2020) on May 6, 2020 based substantially on the same methodology and process. We expect to review the EVPS at least annually.
The following table summarizes the material components of the EVPS of our common stock as of March 31, 2021 (in thousands, except per share amounts):

	Low	High
Investment in Real Estate Assets:
Phillips Edison real estate valuation	$5,363,344	$5,788,544
Management company	44,000	44,000
Joint venture properties(1)	71,758	77,854
Total market value	5,479,102	5,910,398

Other Assets:
Cash and cash equivalents	15,649	15,649
Restricted cash	41,621	41,621
Accounts receivable	67,457	67,457
Prepaid expenses and other assets	16,184	16,184
Total other assets	140,911	140,911

Liabilities:
Notes payable and credit facility	21,500	21,500
Mark to market - debt	2,322,090	2,322,090
Derivative liability	42,970	42,970
Accounts payable and accrued expenses	65,777	65,777
Total liabilities	2,452,337	2,452,337

Net Asset Value	$3,167,676	$3,598,972

Common stock and Operating Partnership units (“OP units”) outstanding	320,892	320,892
Net Asset Value Per Share	$9.87	$11.22
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
Independent Valuation Firm—We retained Duff & Phelps on February 11, 2021, as authorized by the independent directors of the Board, to provide independent valuation services. Duff & Phelps, who is not affiliated with us, is a leading global valuation advisor with expertise in complex valuation work. Duff & Phelps had previously provided services to us pertaining to the allocation of acquisition purchase prices for financial reporting purposes in connection with the Portfolio, for which it received usual and customary compensation. Duff & Phelps may be engaged to provide professional services to us in the future. The Duff & Phelps personnel who prepared the valuation had no present or prospective interest in the Portfolio and no personal interest with us.
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
Real Estate Portfolio Valuation—Duff & Phelps estimated the “as is” market values of the Portfolio as of March 31, 2021 using various methodologies. Generally accepted valuation practice suggests assets may be valued using a range of methodologies. Duff & Phelps utilized the income capitalization approach with support from the sales comparison approach for each property. The income approach was the primary indicator of value, with secondary consideration given to the sales approach. Duff & Phelps performed a study of each market to measure current market conditions, supply and demand factors, growth patterns, and their effect on each of the subject properties.
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
The following summarizes the upper and lower bounds of the average terminal capitalization rates and discount rates that were used to arrive at the estimated market values of our Portfolio:

Range in Values
Terminal Capitalization Rate	6.77% - 7.27%
Discount Rate	7.38% - 7.88%
Management Company Valuation—Duff & Phelps estimated the aggregate market value associated with our third-party asset management business using various methodologies. Duff & Phelps considered various applications of the income approach, market approach, and underlying assets approach, with the income approach determined to be the most reliable method for purposes of the analysis. The income approach analysis considered the projected fee income earned for services provided pursuant to various management and advisory agreements over the expected duration of that contract, assuming normal and customary renewal provisions. Such services include property management services performed for the properties in the Portfolio, as well as property and asset management services for certain unaffiliated real estate investment portfolios. In performing this analysis, solely fee income related to properties owned as of March 31, 2021 was considered. The income approach also considered a reasonable level of expenses to support such activities, as well as other adjustments, and a discount rate that accounted for the time value of money and the risk of achieving the projected cash flows. All other assets and liabilities acquired are short term in nature and therefore the carrying value is considered to approximate the fair value. The result of the income approach analysis was the aggregate market value of the third-party asset management business, from which an estimated market value of net tangible assets (liabilities) was subtracted (added), to result in the aggregate intangible value of the management company.
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

Resulting Range in Estimated Value Per Share
	Increase of 25 basis points	Decrease of 25 basis points	Increase of 5%	Decrease of 5%
Terminal Capitalization Rate	$9.56 - $10.84	$10.20 - $11.61	$9.44 - $10.73	$10.33 - $11.74
Discount Rate	$9.56 - $10.88	$10.18 - $11.56	$9.40 - $10.73	$10.35 - $11.71
Other Assets and Other Liabilities—Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect our other assets and other liabilities based on balance sheet information provided by us as of March 31, 2021.
Role of the Independent Directors—The independent directors discussed the valuation process and results with representatives of Duff & Phelps. The independent directors also discussed the results, the Portfolio, the third-party asset management business, our other assets and liabilities, and other matters with management. Management recommended to the independent directors that $10.55 per share be approved as the EVPS of our common stock. The independent directors discussed the rationale for this value with management.
Following the independent directors’ discussion with Duff & Phelps and the recommendation of management, and in light of other factors considered by the independent directors, the independent directors concluded that the range in EVPS of $9.87 to $11.22 was appropriate. The independent directors agreed to accept the recommendation of management and approved $10.55 as the EVPS of our common stock as of March 31, 2021, which determination was ultimately and solely the responsibility of the independent directors.
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
•another independent third-party appraiser or third-party valuation firm would agree with our EVPS; or
•the methodologies used to calculate our EVPS would be acceptable to FINRA for use on customer account statements or that the EVPS will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974.
Further, we have not made any adjustments to the valuation of our EVPS for the impact of other transactions occurring subsequent to March 31, 2021, including, but not limited to, (1) acquisitions or dispositions of assets; (2) the issuance of common stock under the Dividend Reinvestment Plan (“DRIP”), which was suspended beginning with the distribution payable April 1, 2021; (3) NOI and dividends declared (see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Same-Center Net Operating Income” of this filing on Form 10-Q for the calculation of NOI); (4) the repurchase of shares; and (5) changes in leases, tenancy, or other business and operational changes. The value of our shares of common stock will fluctuate over time in response to developments related to individual real estate assets, the management of those assets, and changes in the real estate and finance markets. Because of, among other factors, the high concentration of our total assets in real estate and the number of shares of our common stock outstanding, changes in the value of individual real estate assets or changes in valuation assumptions could have a very significant impact on the value of our shares of common stock. The EVPS does not take into account any disposition costs or fees for real estate properties, debt prepayment penalties that may be incurred upon the prepayment of certain of our debt obligations, or the impact of restrictions on the assumption of debt. Accordingly, the EVPS of our common stock may or may not be an accurate reflection of the fair market value of our stockholders’ investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

ITEM 6. EXHIBITS

Ex.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes -Oxley Act of 2002*
99.1	Consent of Duff & Phelps, LLC*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: May 4, 2021	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2021	By:	/s/ John P. Caulfield
John P. Caulfield
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)