Form 10-Q
period 2021-06-30
Phillips Edison & Company, Inc.
filed 2021-08-05
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 000-54691

PHILLIPS EDISON & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-1106076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11501 Northlake Drive, Cincinnati, Ohio	45249
(Address of principal executive offices)	(Zip code)

(513) 554-1110
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PECO	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)	Yes	☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☑	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 19.6 million shares of the registrant’s Common Stock, $0.01 par value per share, and 93.7 million shares of Class B stock, $0.01 par value per share, outstanding as of July 30, 2021.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2021 AND DECEMBER 31, 2020
(Condensed and Unaudited)
(In thousands, except per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Investment in real estate:
Land and improvements	$1,529,803	$1,549,362
Building and improvements	3,184,601	3,237,986
In-place lease assets	434,499	441,683
Above-market lease assets	64,795	66,106
Total investment in real estate assets	5,213,698	5,295,137
Accumulated depreciation and amortization	(1,021,456)	(941,413)
Net investment in real estate assets	4,192,242	4,353,724
Investment in unconsolidated joint ventures	32,746	37,366
Total investment in real estate assets, net	4,224,988	4,391,090
Cash and cash equivalents	22,205	104,296
Restricted cash	89,196	27,641
Goodwill	29,066	29,066
Other assets, net	126,056	126,470
Real estate investments and other assets held for sale	14,261	—
Total assets	$4,505,772	$4,678,563

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,228,232	$2,292,605
Below-market lease liabilities, net	93,949	101,746
Earn-out liability	40,000	22,000
Derivative liabilities	39,929	54,759
Deferred income	18,978	14,581
Accounts payable and other liabilities	88,436	176,943
Liabilities of real estate investments held for sale	860	—
Total liabilities	2,510,384	2,662,634
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 93,640 and 93,279
shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,808	2,798
Additional paid-in capital (“APIC”)	2,749,680	2,739,358
Accumulated other comprehensive loss (“AOCI”)	(38,732)	(52,306)
Accumulated deficit	(1,041,617)	(999,491)
Total stockholders’ equity	1,672,139	1,690,359
Noncontrolling interests	323,249	325,570
Total equity	1,995,388	2,015,929
Total liabilities and equity	$4,505,772	$4,678,563

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$130,335	$115,654	$257,958	$244,120
Fees and management income	2,374	2,760	4,660	4,925
Other property income	361	626	833	1,518
Total revenues	133,070	119,040	263,451	250,563
Operating Expenses:
Property operating	21,974	19,629	44,176	41,391
Real estate taxes	16,814	16,453	33,387	33,565
General and administrative	11,937	9,806	21,278	20,546
Depreciation and amortization	56,587	56,370	111,928	112,597
Impairment of real estate assets	1,056	—	6,056	—
Total operating expenses	108,368	102,258	216,825	208,099
Other:
Interest expense, net	(19,132)	(22,154)	(39,195)	(44,929)
Gain (loss) on disposal of property, net	3,744	(541)	17,585	(2,118)
Other (expense) income, net	(2,924)	(500)	(18,509)	9,369
Net income (loss)	6,390	(6,413)	6,507	4,786
Net (income) loss attributable to noncontrolling interests	(796)	825	(810)	(605)
Net income (loss) attributable to stockholders	$5,594	$(5,588)	$5,697	$4,181
Earnings per common share:
Net income (loss) per share attributable to stockholders - basic and diluted (Note 10)	$0.06	$(0.06)	$0.06	$0.04

Comprehensive income (loss):
Net income (loss)	$6,390	$(6,413)	$6,507	$4,786
Other comprehensive income (loss):
Change in unrealized value on interest rate swaps	3,373	(1,747)	15,493	(45,111)
Comprehensive income (loss)	9,763	(8,160)	22,000	(40,325)
Net (income) loss attributable to noncontrolling interests	(796)	825	(810)	(605)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	(400)	224	(1,909)	5,798
Reallocation of comprehensive loss upon conversion of noncontrolling interests	(10)	—	(10)	—
Comprehensive income (loss) attributable to stockholders	$8,557	$(7,111)	$19,271	$(35,132)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2021 and 2020
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at April 1, 2020	96,805	$2,903	$2,793,803	$(58,552)	$(986,292)	$1,751,862	$341,944	$2,093,806
Change in unrealized value on interest rate swaps	—	—	—	(1,523)	—	(1,523)	(224)	(1,747)
Share-based compensation	2	1	1,332	—	—	1,333	808	2,141
Conversion of noncontrolling interests	17	1	555	—	—	556	(556)	—
Other	(2)	—	(256)	—	(59)	(315)	(3)	(318)
Net loss	—	—	—	—	(5,588)	(5,588)	(825)	(6,413)
Balance at June 30, 2020	96,822	$2,905	$2,795,434	$(60,075)	$(991,939)	$1,746,325	$341,144	$2,087,469

Balance at April 1, 2021	93,582	$2,807	$2,746,891	$(41,695)	$(1,023,155)	$1,684,848	$324,558	$2,009,406
Change in unrealized value on interest rate swaps	—	—	—	2,973	—	2,973	400	3,373
Common distributions declared, $0.255 per share	—	—	—	—	(24,056)	(24,056)	—	(24,056)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,460)	(3,460)
Share-based compensation	30	1	2,102	—	—	2,103	1,632	3,735
Conversion of noncontrolling interests	28	—	743	—	—	743	(743)	—
Reallocation of operating partnership interests	—	—	(56)	(10)	—	(66)	66	—
Net income	—	—	—	—	5,594	5,594	796	6,390
Balance at June 30, 2021	93,640	$2,808	$2,749,680	$(38,732)	$(1,041,617)	$1,672,139	$323,249	$1,995,388

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30, 2021 and 2020
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2020	96,349	$2,890	$2,779,130	$(20,762)	$(947,252)	$1,814,006	$354,788	$2,168,794
Dividend Reinvestment Plan (“DRIP”)	479	14	15,926	—	—	15,940	—	15,940
Share repurchases	(96)	(3)	(2,697)	—	—	(2,700)	—	(2,700)
Change in unrealized value on interest rate swaps	—	—	—	(39,313)	—	(39,313)	(5,798)	(45,111)
Common distributions declared, $0.503 per share	—	—	—	—	(48,809)	(48,809)	—	(48,809)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,105)	(7,105)
Share-based compensation	36	2	1,472	—	—	1,474	518	1,992
Conversion of noncontrolling interests	56	2	1,859	—	—	1,861	(1,861)	—
Other	(2)	—	(256)		(59)	(315)	(3)	(318)
Net income	—	—	—	—	4,181	4,181	605	4,786
Balance at June 30, 2020	96,822	$2,905	$2,795,434	$(60,075)	$(991,939)	$1,746,325	$341,144	$2,087,469

Balance at January 1, 2021	93,279	$2,798	$2,739,358	$(52,306)	$(999,491)	$1,690,359	$325,570	$2,015,929
DRIP	280	8	7,360	—	—	7,368	—	7,368
Share repurchases	(24)	—	(123)	—	—	(123)	—	(123)
Change in unrealized value on interest rate swaps	—	—	—	13,584	—	13,584	1,909	15,493
Common distributions declared, $0.510 per share	—	—	—	—	(47,823)	(47,823)	—	(47,823)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,779)	(6,779)
Share-based compensation	77	2	2,427	—	—	2,429	2,416	4,845
Conversion of noncontrolling interests	28	—	743	—	—	743	(743)	—
Reallocation of operating partnership interests	—	—	(56)	(10)	—	(66)	66	—
Other	—	—	(29)	—	—	(29)	—	(29)
Net income	—	—	—	—	5,697	5,697	810	6,507
Balance at June 30, 2021	93,640	$2,808	$2,749,680	$(38,732)	$(1,041,617)	$1,672,139	$323,249	$1,995,388

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Condensed and Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,507	$4,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	109,995	109,709
Impairment of real estate assets	6,056	—
Depreciation and amortization of corporate assets	1,933	2,888
Net amortization of above- and below-market leases	(1,725)	(1,583)
Amortization of deferred financing expenses	2,448	2,495
Amortization of debt and derivative adjustments	739	1,884
(Gain) loss on disposal of property, net	(17,585)	2,118
Change in fair value of earn-out liability	18,000	(10,000)
Straight-line rent	(4,400)	(1,331)
Share-based compensation	4,845	1,992
Return on investment in unconsolidated joint ventures	1,533	32
Other	(519)	1,239
Changes in operating assets and liabilities:
Other assets, net	900	(12,853)
Accounts payable and other liabilities	1,170	(11,470)
Net cash provided by operating activities	129,897	89,906
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(40,459)	(4,343)
Capital expenditures	(30,230)	(28,540)
Proceeds from sale of real estate	119,638	25,778
Investment in third parties	(3,000)	—
Return of investment in unconsolidated joint ventures	3,888	639
Net cash provided by (used in) investing activities	49,837	(6,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	9,000	255,000
Payments on revolving credit facility	(9,000)	(255,000)
Payments on mortgages and loans payable	(66,237)	(35,200)
Distributions paid, net of DRIP	(48,308)	(49,083)
Distributions to noncontrolling interests	(7,931)	(9,406)
Repurchases of common stock	(77,765)	(5,211)
Other	(29)	(318)
Net cash used in financing activities	(200,270)	(99,218)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(20,536)	(15,778)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	131,937	95,108
End of period	$111,401	$79,330

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$22,205	$53,262
Restricted cash	89,196	26,068
Cash, cash equivalents, and restricted cash at end of period	$111,401	$79,330

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Condensed and Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$36,845	$40,980
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	239	551
Accrued capital expenditures	6,053	2,884
Change in distributions payable	(7,853)	(16,214)
Change in distributions payable - noncontrolling interests	(1,152)	(2,301)
Change in accrued share repurchase obligation	(77,642)	(2,511)
Distributions reinvested	7,368	15,940

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	7

Phillips Edison & Company, Inc.
Notes to Consolidated Financial Statements
(Condensed and Unaudited)
As of and for the period ended June 30, 2021

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
We are a real estate investment trust (“REIT”) that invests primarily in omni-channel grocery-anchored neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to two unconsolidated institutional joint ventures, in which we have a partial ownership interest, and one private fund (collectively, the “Managed Funds”) as of June 30, 2021.
As of June 30, 2021, we wholly-owned 272 real estate properties. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture that owned 20 properties, and a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture that owned two properties.
On June 18, 2021, our stockholders approved an amendment to our charter (the “Articles of Amendment”) that effected a change of each share of our common stock outstanding at the time the amendment became effective into one share of a newly created class of Class B common stock (the “Recapitalization”). The Articles of Amendment became effective upon filing with, and acceptance by, the State Department of Assessments and Taxation of Maryland on July 2, 2021. Unless otherwise indicated, all information in this Form 10-Q disclosure gives effect to the Recapitalization and references to “shares” and per share metrics refer to our common stock and Class B common stock, collectively.
On July 2, 2021, our board of directors (the “Board”) approved an amendment to our articles of incorporation to effect a one-for-three reverse stock split. Concurrent with the reverse split, the Operating Partnership enacted a one-for-three reverse split of its outstanding Operating Partnership units (“OP units”). Unless otherwise indicated, the information in this Form 10-Q gives effect to the reverse stock and OP unit splits (Note 9).
On July 19, 2021, we closed our underwritten initial public offering (“underwritten IPO”), through which we offered 17.0 million shares of a new class of common stock, $0.01 par value per share, at an initial price of $28.00 per share, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) on Form S-11 (File No. 333-255846), as amended. These shares are listed on the Nasdaq Global Select Market under the trading symbol “PECO”. The underwriters have since exercised a 30-day option to purchase additional shares of common stock to cover overallotments, and, accordingly, on August 2, 2021 we settled the sale of an additional 2.55 million shares, with gross proceeds to us of $71.4 million.

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
Beginning in 2020, the coronavirus (“COVID-19”) pandemic has caused significant disruption to our operations. All temporarily closed tenants have since been permitted to reopen; however, certain of our tenants have permanently closed. We have backfilled a number of these spaces, and continue to work on backfilling any remaining vacancies. The continuing economic impacts of the COVID-19 pandemic could result in increased permanent store closures, reduce the demand for leasing space in our shopping centers, and/or result in a decline in occupancy and rental revenues in our real estate portfolio. Because of the adverse economic conditions that have occurred as a result of the impacts of the COVID-19 pandemic and any remaining uncertainty related to the pandemic, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly. All of this activity impacts our estimates around the collectibility of revenue and valuation of real estate assets, goodwill and other intangible assets, and certain liabilities, among others.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	8

There were no changes to our significant accounting policies during the six months ended June 30, 2021, except for those discussed below. For a full summary of our accounting policies, refer to our 2020 Annual Report on Form 10-K as originally filed with the SEC on March 12, 2021.
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2020, which are included in our 2020 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Underwritten IPO Costs—Deferred underwritten IPO costs are currently recorded as Other Assets, Net on our consolidated balance sheets as of June 30, 2021, and will be offset against underwritten IPO proceeds and reclassified as a component of APIC on the consolidated balance sheets upon the consummation of the offering. Costs incurred that were related to our underwritten IPO activities but were not directly related to our equity raise were not capitalized and are included as transaction costs, currently in Other (Expense) Income, Net on our consolidated statements of operations and comprehensive income (loss) (“consolidated statements of operations”).
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as Taxable REIT Subsidiaries and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized an insignificant amount of federal, state, and local income tax expense for the three and six months ended June 30, 2021 and 2020, and we retain a full valuation allowance for our deferred tax asset. All income tax amounts are included in Other (Expense) Income, Net on our consolidated statements of operations.
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
Reclassifications—The following line items on our consolidated statement of cash flows for the six months ended June 30, 2020 were reclassified to conform to current year presentation:
•Return on Investment in Unconsolidated Joint Ventures was listed on a separate line from Other Assets, Net; and
•Net Change in Credit Facility was separated into two lines, Proceeds from Revolving Credit Facility and Payments on Revolving Credit Facility.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	9

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental income related to fixed lease payments(1)	$94,485	$95,036	$189,451	$191,063
Rental income related to variable lease payments(1)(2)	27,454	30,659	58,855	62,497
Straight-line rent amortization(3)	2,893	(978)	4,262	1,331
Amortization of lease assets	877	786	1,704	1,565
Lease buyout income	1,781	214	2,578	308
Adjustments for collectibility(4)	2,845	(10,063)	1,108	(12,644)
Total rental income	$130,335	$115,654	$257,958	$244,120
(1)Includes rental income related to lease payments before assessing for collectibility.
(2)Variable payments are primarily related to tenant recovery income.
(3)Includes favorable revenue adjustments to straight-line rent for tenants previously considered non-creditworthy during the three months ended June 30, 2021 of $0.4 million, and unfavorable adjustments for non-creditworthy tenants during the six months ended June 30, 2021 of $0.4 million. Includes unfavorable adjustments for the three and six months ended June 30, 2020 of $3.2 million, and $3.1 million, respectively.
(4)Includes general reserves as well as adjustments for tenants not considered creditworthy and thus for which we are recording revenue on a cash basis, per ASC Topic 842, Leases (“ASC 842”).
For the three and six months ended June 30, 2021, we had net favorable changes to general reserves of $1.9 million and $4.1 million, respectively. Additionally, we had $1.0 million in net collections on receivables that were previously deemed unlikely to be collected for tenants not considered creditworthy for the three months ended June 30, 2021, and $3.0 million in net unfavorable revenue adjustments for non-creditworthy tenants for the six months ended June 30, 2021.
For the three and six months ended June 30, 2020, we had net general reserve increases of $1.3 million and $0.9 million, respectively. Additionally, we had net unfavorable adjustments of $8.8 million and $11.7 million, respectively, related to monthly revenue for tenants that we deemed non-creditworthy and for which we were recording revenue on a cash basis.
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of June 30, 2021, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements, payment plans, and tenants who have been moved to the cash basis of accounting for revenue recognition purposes are as follows (in thousands):

Year	Amount
Remaining 2021	$191,000
2022	363,187
2023	317,301
2024	263,155
2025	209,307
Thereafter	514,528
Total	$1,858,478
In response to the COVID-19 pandemic, we executed payment plans with our tenants. As of June 30, 2021, we had $5.4 million of outstanding payment plans with our tenants, which represented approximately 2.1% of rental income during the six months ended June 30, 2021. During the three months ended June 30, 2021, we had recorded an immaterial amount of rent abatements related to 2021 missed charges. During the six months ended June 30, 2021, we recorded approximately $0.5 million of rent abatements related to missed 2021 charges, which represented less than 1% of rental income for the six months ended June 30, 2021.
No single tenant comprised 7% or more of our aggregate annualized base rent (“ABR”) as of June 30, 2021. As of June 30, 2021, our wholly-owned real estate investments in Florida and California represented 12.6% and 10.1% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events, including the impact of the COVID-19 pandemic, in the Florida and California real estate markets.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	10

Lessee—Lease assets and liabilities, grouped by balance sheet line where they are recorded, consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

Balance Sheet Information	Balance Sheet Location	June 30, 2021	December 31, 2020
ROU assets, net - operating leases	Investment in Real Estate	$4,003	$3,867
ROU assets, net - operating and finance leases	Other Assets, Net	1,190	1,438
Operating lease liability	Accounts Payable and Other Liabilities	5,619	5,731
Finance lease liability	Debt Obligations, Net	127	164

4. REAL ESTATE ACTIVITY
Property Sales—The following table summarizes our real estate disposition activity (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Number of properties sold(1)	13	4
Number of outparcels sold(2)(3)	1	—
Proceeds from sale of real estate	$119,638	$25,778
Gain (loss) on sale of properties, net(4)	18,713	(1,436)
(1)We retained an outparcel for one property sold during the six months ended June 30, 2021, and therefore the sale did not result in a reduction in our total property count.
(2)One outparcel sold during the six months ended June 30, 2021 was the only remaining portion of one of our properties, and therefore the sale resulted in a reduction in our total property count.
(3)In addition to the one outparcel sold during the six months ended June 30, 2021, a tenant at one of our properties exercised a bargain purchase option to acquire a parcel of land that we previously owned. This generated minimal proceeds for us.
(4)The gain (loss) on sale of properties, net does not include miscellaneous write-off activity, which is also recorded in Gain (Loss) on Disposal of Property, Net on the consolidated statements of operations.
Subsequent to June 30, 2021, we sold two properties for $16.0 million.
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Number of properties acquired	2	—
Number of outparcels acquired(1)	3	2
Total acquisition price	$40,459	$4,343
(1)Outparcels acquired are adjacent to shopping centers that we own.
The fair value and weighted-average useful life at acquisition for lease intangibles acquired are as follows (dollars in thousands, weighted-average useful life in years):

	Six Months Ended June 30, 2021
	Fair Value	Weighted-Average Useful Life
In-place leases	$4,155	7
Above-market leases	52	5
Below-market leases	(1,652)	6

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	11

Property Held for Sale—As of June 30, 2021, two properties were classified as held for sale. As of December 31, 2020, no properties were classified as held for sale. Properties classified as held for sale as of June 30, 2021 were under contract to sell, with no substantive contingencies, and the prospective buyers had significant funds at risk as of the reporting date. Subsequent to June 30, 2021, both of our held for sale properties were sold. A summary of assets and liabilities for the properties held for sale as of June 30, 2021 is below (in thousands):

June 30, 2021
ASSETS
Total investment in real estate assets, net	$13,807
Other assets, net	454
Total assets	$14,261
LIABILITIES
Below-market lease liabilities, net	$379
Accounts payable and other liabilities	481
Total liabilities	$860

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of June 30, 2021 and December 31, 2020, excluding amounts related to assets held for sale (in thousands):

	June 30, 2021	December 31, 2020
Other assets, net:
Deferred leasing commissions and costs	$44,428	$41,664
Deferred financing expenses(1)	13,971	13,971
Office equipment, ROU assets, and other	22,699	21,578
Corporate intangible assets	6,804	6,804
Total depreciable and amortizable assets	87,902	84,017
Accumulated depreciation and amortization	(50,014)	(45,975)
Net depreciable and amortizable assets	37,888	38,042
Accounts receivable, net(2)	37,151	46,893
Accounts receivable - affiliates	522	543
Deferred rent receivable, net(3)	35,760	32,298
Prepaid expenses and other	11,735	8,694
Investment in third parties	3,000	—
Total other assets, net	$126,056	$126,470
(1)Deferred financing expenses per the above table are related to our revolving line of credit and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $7.4 million and $8.9 million of general reserves for uncollectible amounts as of June 30, 2021 and December 31, 2020, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $16.2 million and $22.8 million as of June 30, 2021 and December 31, 2020, respectively.
(3)Net of $4.7 million and $4.4 million of adjustments as of June 30, 2021 and December 31, 2020, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	12

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, for our debt obligations as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Interest Rate(1)	June 30, 2021	December 31, 2020
Revolving credit facility	LIBOR + 1.4%	$—	$—
Term loans(2)	1.3% - 4.6%	1,622,500	1,622,500
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 7.2%	223,868	290,022
Finance lease liability		127	164
Assumed market debt adjustments, net		(1,553)	(1,543)
Deferred financing expenses, net		(11,710)	(13,538)
Total		$2,228,232	$2,292,605

Weighted-average interest rate		2.9%	3.1%
(1)Interest rates are as of June 30, 2021.
(2)Our term loans carry an interest rate of LIBOR plus a spread. While most of the rates are fixed through the use of swaps, there is a portion of these loans that are not subject to a swap, and thus are still indexed to LIBOR.
Debt Activity—On July 2, 2021, we entered into a new $980 million credit facility comprised of a $500 million senior unsecured revolving credit facility and two $240 million senior unsecured term loan tranches (the “Refinancing”). In connection with the Refinancing, we paid off the $472.5 million term loan due in 2025. The revolving credit facility will mature in January 2026, and the two senior unsecured term loan tranches will mature in November 2025 and July 2026, respectively.
On July 20, 2021, we used proceeds from the underwritten IPO to retire our $375 million term loan maturing in 2022.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, net, and including the effects of derivative financial instruments (see Notes 7 and 12) as of June 30, 2021 and December 31, 2020 is summarized below (in thousands):

	June 30, 2021	December 31, 2020
As to interest rate:
Fixed-rate debt	$1,548,995	$1,727,186
Variable-rate debt	692,500	580,500
Total	$2,241,495	$2,307,686
As to collateralization:
Unsecured debt	$1,622,500	$1,622,500
Secured debt	618,995	685,186
Total	$2,241,495	$2,307,686

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $18.2 million will be reclassified from AOCI as an increase to Interest Expense, Net.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	13

The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Count	5	6
Notional amount	$930,000	$1,042,000
Fixed LIBOR	1.3% - 2.9%	1.3% - 2.9%
Maturity date	2022 - 2025	2021 - 2025
We assumed five hedges with a notional amount of $570 million as a part of a merger. The fair value of the five hedges assumed was $14.7 million and is amortized over the remaining lives of the respective hedges and recorded in Interest Expense, Net in the consolidated statements of operations. The net unamortized amount remaining as of June 30, 2021 and December 31, 2020 was $4.3 million and $5.0 million, respectively.
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amount of (loss) gain recognized in Other Comprehensive Income (Loss)	$(1,451)	$(6,614)	$5,814	$(51,530)
Amount of loss reclassified from AOCI into interest expense	4,824	4,867	9,679	6,419
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of June 30, 2021, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $39.9 million. As of June 30, 2021, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $39.9 million.

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
As of June 30, 2021, we had four letters of credit outstanding totaling approximately $9.0 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of the Board. Our charter does not provide for cumulative voting in the election of directors.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	14

Reverse Stock Split—On July 2, 2021, we effected a one-for-three reverse stock split. Concurrent with the reverse split, the Operating Partnership enacted a one-for-three reverse split of its outstanding OP units. Neither the number of authorized shares nor the par value of the common stock were impacted. As a result of the reverse split, every three shares of our common stock or OP units were automatically combined and converted into one issued and outstanding share of common stock or OP unit rounded to the nearest 1/100th share. The reverse stock split impacts all common stock and OP units proportionately and had no impact on any stockholder’s percentage ownership of common stock.
In connection with the reverse stock split, the number of shares of common stock and OP units underlying the outstanding share-based awards was also proportionately reduced. All references to shares of common stock, number of OP units, and per share data for all periods presented in our consolidated financial statements and notes have been adjusted to reflect the reverse split on a retroactive basis.
Class B Common Stock—Our stockholders approved Articles of Amendment that effected a change of each share of our common stock outstanding at the time the amendment became effective into one share of a newly-created class of Class B common stock (the “Recapitalization”). The Articles of Amendment became effective upon filing with, and acceptance by, the State Department of Assessments and Taxation of Maryland on July 2, 2021.
Our Class B common stock is identical to our common stock, except that (i) we do not intend to list our Class B common stock on a national securities exchange, and (ii) upon the six month anniversary of the listing of our common stock for trading on a national securities exchange, or January 15, 2022 (or such earlier date or dates as may be approved by our Board in certain circumstances with respect to all or any portion of the outstanding shares of our Class B common stock), each share of our Class B common stock will automatically, and without any stockholder action, convert into one share of our listed common stock.
Underwritten IPO—On July 19, 2021, we completed an underwritten IPO and issued 17.0 million shares of common stock at an offering price of $28.00 per share. We used a portion of the net proceeds to reduce our leverage and expect to use the remaining amount to fund external growth with property acquisitions and for other general corporate uses. As part of the underwritten IPO, underwriters were granted an option exercisable within 30 days from July 14, 2021 to purchase up to an additional 2.55 million shares of common stock at the underwritten IPO price, less underwriting discounts and commissions. On July 29, 2021, the underwriters exercised their option.
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to June 30, 2021 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Monthly Distribution Rate	Date Distribution Paid	Cash Distribution
June 2021	6/15/2021	$0.085	7/1/2021	$9,063
July 2021	7/15/2021	0.085	8/2/2021	9,065
On August 4, 2021, our Board authorized distributions to the stockholders of record at the close of business on August 16, 2021, equal to a monthly amount of $0.085 per share of common stock. OP unit holders will receive distributions at the same rate as common stockholders.
Convertible Noncontrolling Interests—As of June 30, 2021 and December 31, 2020, we had approximately 13.4 million and 13.3 million outstanding OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), OP unit holders may elect to exchange their OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units either for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of June 30, 2021 and December 31, 2020 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
The table below is a summary of our OP unit activity for the three and six months ended June 30, 2021 and 2020 (dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
OP units converted into shares of our common stock(1)	28	17	28	56
Distributions paid on OP units(2)	$3,460	$—	$6,779	$7,105
(1)OP units are converted into shares of our common stock at a 1:1 ratio.
(2)Distributions paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	15

Underwritten IPO Grants—In connection with our underwritten IPO, we issued a total of 0.5 million RSUs and restricted stock awards in the form of time-based stock compensation awards. The shares have a grant price of $28.00 per share and, with the exception of one individual whose award is subject to accelerated vesting provisions, 50% of the shares will vest after 18 months and the remaining 50% will vest after 36 months.
Estimated Value per Share—Prior to our underwritten IPO, on April 29, 2021, our Board increased the estimated value per share (“EVPS”) of our common stock to $31.65 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2021. We engaged a third-party valuation firm to provide a calculation of the range in EVPS of our common stock as of March 31, 2021, which reflected certain balance sheet assets and liabilities as of that date. Previously, our EVPS was $26.25, based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2020.
Dividend Reinvestment Plan and Share Repurchase Program (“SRP”)—On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the DRIP and the SRP. The DRIP has been suspended since April 2021. The SRP, which was limited to repurchases resulting from the death, qualifying disability, or the declaration of incompetence (“DDI”) of stockholders, has been suspended since March 2021, and the SRP for standard repurchases had been suspended since August 2019.

10. EARNINGS PER SHARE
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing Net Income (Loss) Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity. EPS reflects earnings per common share prior to the Recapitalization.
OP units held by limited partners other than us are considered to be participating securities because they contain non-forfeitable rights to dividends or dividend equivalents, and have the potential to be exchanged for an equal number of shares of our common stock in accordance with the terms of the Partnership Agreement.
The impact of these outstanding OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the OP units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements during the three and six months ended June 30, 2021 and 2020.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations, restated for prior periods to display the effect of the reverse split, and excluding the effects of the Recapitalization as it occurred after June 30, 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to stockholders - basic	$5,594	$(5,588)	$5,697	$4,181
Net income (loss) attributable to convertible OP units(1)	796	(825)	810	605
Net income (loss) - diluted	$6,390	$(6,413)	$6,507	$4,786
Denominator:
Weighted-average shares - basic	93,625	96,821	93,558	96,736
OP units(1)	13,381	14,248	13,368	14,273
Dilutive restricted stock awards	169	—	176	131
Adjusted weighted-average shares - diluted	107,175	111,069	107,102	111,140
Earnings per common share:
Basic and diluted income (loss) per share	$0.06	$(0.06)	$0.06	$0.04
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
Approximately 0.4 million time-based and 0.9 million performance-based unvested stock awards were outstanding as of June 30, 2020. These securities were anti-dilutive for the three months ended June 30, 2020. As a result, their impact was excluded from the weighted-average common shares used to calculate diluted EPS for that period.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	16

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Recurring fees(1)	$1,103	$1,182	$2,228	$2,398
Transactional revenue and reimbursements(2)	461	960	929	1,390
Insurance premiums(3)	810	618	1,503	1,137
Total fees and management income	$2,374	$2,760	$4,660	$4,925
(1)Recurring fees include asset management fees and property management fees.
(2)Transactional revenue includes items such as leasing commissions, construction management fees, and acquisition fees.
(3)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership has agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of June 30, 2021, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $152.6 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete Section 1031 Exchanges (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters—We are the limited guarantor for up to $190 million, capped at $50 million in most instances, of debt for our NRP joint venture. As of June 30, 2021, the outstanding loan balance related to our NRP joint venture was $32.1 million. As of June 30, 2021, we were also the limited guarantor of a $175 million mortgage loan secured by GRP I properties. Our guaranty for both the NRP and GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, in both cases, we are also party to an agreement with our institutional joint venture partners in which any potential liability under such guarantees will be apportioned between us and our applicable joint venture partner based on our respective ownership percentages in the applicable joint venture. We have no liability recorded on our consolidated balance sheets for either guaranty as of June 30, 2021 and December 31, 2020.
Additionally, during 2021, we made a cash investment of $3.0 million into a third-party company in exchange for preferred shares of their stock. As part of the investment agreement, the third-party company committed to enter into leases at two of our properties. As of August 5, 2021, we had entered into two leases under the terms of the investment agreement, both of which carry a term of 10 years, over which period we expect to receive contractual rents of $2.6 million in total for both leases.

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

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	17

The following is a summary of borrowings as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Term loans	$1,612,031	$1,631,088	$1,610,204	$1,621,902
Secured portfolio loan facilities	391,371	411,209	391,131	404,715
Mortgages(2)	224,830	234,766	291,270	303,647
Total	$2,228,232	$2,277,063	$2,292,605	$2,330,264
(1)Recorded principal balances include net deferred financing expenses of $11.7 million and $13.5 million as of June 30, 2021 and December 31, 2020, respectively. Recorded principal balances also include assumed market debt adjustments of $1.6 million and $1.5 million as of June 30, 2021 and December 31, 2020, respectively. We have recorded deferred financing expenses related to our revolving credit facility, which are not included in these balances, in Other Assets, Net on our consolidated balance sheets.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our earn-out liability and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the six months ended June 30, 2021 and the year ended December 31, 2020, were as follows (in thousands):

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Derivative liabilities(1)	$—	$(39,929)	$—	$—	$(54,759)	$—
Earn-out liability	—	—	(40,000)	—	—	(22,000)
Nonrecurring
Impaired real estate assets, net(2)	$—	$22,850	$—	$—	$19,350	$—
Impaired corporate ROU asset, net	—	—	—	—	537	—
(1)We record derivative liabilities in Derivative Liabilities on our consolidated balance sheets.
(2)The carrying value of impaired real estate assets may have subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.
Derivative Instruments—As of June 30, 2021 and December 31, 2020, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2021 and December 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—As part of our acquisition of PELP in 2017, an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. After the expiration of certain provisions in 2019, PELP is now eligible to earn a minimum of 1.0 million and a maximum of approximately 1.7 million OP units as contingent consideration based upon the timing and valuation of a liquidity event for PECO. Certain of these performance targets are tied to the post-underwritten IPO trading price of our common stock. The number of OP units awarded will vary based on the highest volume weighted average price per share of our common stock over any 30 consecutive trading day period during the 180 days following the underwritten IPO commencement (the “liquidity event price per share”):
•if the liquidity event price per share is greater than or equal to $33.60, PELP will receive approximately 1.7 million OP units;

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	18

•if the liquidity event price per share is less than $33.60 but greater than or equal to $26.40, PELP will receive a number of OP units equal to (i) 1.0 million plus (ii) the product of (A) approximately 0.7 million and (B) the quotient obtained by dividing the liquidity event price per share in excess of $26.40 by $7.20; or
•if the liquidity event price per share is less than $26.40, PELP will receive 1.0 million OP units.
Prior to the second quarter of 2021, we estimated the fair value of the earn-out liability on a quarterly basis using the Monte Carlo method. As of June 30, 2021, our underwritten IPO process had commenced and thus the only remaining variable for calculating final amounts to be paid under the earn-out agreement was the liquidity event price per share. Therefore, we estimated the fair value of the liability related to the earn-out using a probability-weighted model to estimate the liquidity event price per share. In calculating the fair value of this liability as of June 30, 2021, we have determined that 1.0 million OP units have been earned and the most likely range of potential outcomes includes a possibility of no additional OP units issued as well as up to a maximum of approximately 0.667 million units being issued.
For the three months ended June 30, 2021, we recorded expense of $2.0 million related to the change in fair value of the earn-out liability. There was no change to the fair value of our earn-out liability for the three months ended June 30, 2020. We recorded expense of $18.0 million and income of $10.0 million, respectively, for the six months ended June 30, 2021 and June 30, 2020 related to changes in the fair value of the earn-out liability. The increase in the fair value of the liability as of June 30, 2021 was attributable to the commencement of our underwritten IPO as well as improved market conditions in 2021. The change in fair value for each period has been recognized in Other (Expense) Income, Net in the consolidated statements of operations.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. During the three and six months ended June 30, 2021, we impaired assets that were under contract at a disposition price that was less than carrying value, or that had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds, which we consider to be a Level 2 input in the fair value hierarchy. There were no impairment charges recorded during the three and six months ended June 30, 2020.
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
Our quarterly impairment procedures have not been altered by the COVID-19 pandemic, as we believe key impairment indicators such as temporary store closings and large dark or vacant spaces will continue to be identified in our review. We have utilized forecasts that incorporate estimated decreases in NOI and cash flows as a result of the COVID-19 pandemic in performing our review procedures for the three and six months ended June 30, 2021 and 2020. However, it is possible that we could experience unanticipated changes in assumptions that are employed in our impairment review which could impact our cash flows and fair value conclusions. Such unanticipated changes relative to our expectations may include but are not limited to: increases or decreases in the duration or permanence of tenant closures, increases or decreases in collectibility reserves and write-offs, additional capital required to fill vacancies, extended lease-up periods, future closings of large tenants, changes in macroeconomic assumptions such as rate of inflation and capitalization rates, and changes to the estimated timing of disposition of the properties under review.
We recorded the following expense upon impairment of real estate assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Impairment of real estate assets	$1,056	$—	$6,056	$—

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

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	19

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. Such statements include, but are not limited to, (a) statements about our plans, strategies, initiatives, and prospects; (b) statements about the COVID-19 pandemic, including its duration and potential or expected impact on our tenants, our business, and our estimated value per share; (c) statements about our distributions, share repurchase program, and dividend reinvestment plan; (d) statements about our underwritten incremental yields; and (e) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) competition from other available shopping centers and the attractiveness of properties in our portfolio to our tenants; (v) the financial stability of our tenants, including, without limitation, their ability to pay rent; (vi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (vii) increases in our borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (viii) potential liability for environmental matters; (ix) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (x) our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax, and other considerations; (xi) changes in tax, real estate, environmental, and zoning laws; (xii) information technology security breaches; (xiii) our corporate responsibility initiatives; (xiv) loss of key executives; (xv) the measures taken by federal, state, and local government agencies and tenants in response to the COVID-19 pandemic, including mandatory business shutdowns, “stay-at-home” orders and social distancing guidelines, the duration of any such measures and the extent to which the revenues of our tenants recover following the lifting of such restrictions; (xvi) the effectiveness or lack of effectiveness of governmental relief in providing assistance to individuals and businesses adversely impacted by the COVID-19 pandemic, including our tenants; (xvii) the effects of the COVID-19 pandemic, including on the demand for consumer goods and services and levels of consumer confidence in the safety of visiting shopping centers as a result of the COVID-19 pandemic; (xviii) the impact of the COVID-19 pandemic on our tenants and their ability and willingness to renew their leases upon expiration; (xix) our ability to re-lease our properties on the same or better terms, or at all, in the event of non-renewal or in the event we exercise our right to replace an existing tenant; (xx) the loss or bankruptcy of our tenants, particularly in light of the adverse impact to the financial health of many retailers and service providers that has occurred and continues to occur as a result of the COVID-19 pandemic; (xxi) the pace of recovery following the COVID-19 pandemic given the current severe economic contraction and increase in unemployment rates; (xxii) to the extent we were seeking to dispose of properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices or at all; and (xxiii) our ability to implement cost containment strategies. Additional important factors that could cause actual results to differ are described in the filings made from time to time by the Company with the SEC and include the risk factors and other risks and uncertainties described in our 2020 Annual Report on Form 10-K, as originally filed with the SEC on March 12, 2021, and those included in this Report, in each case as updated from time to time in our periodic and/or current reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
Except as required by law, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

KEY PERFORMANCE INDICATORS AND DEFINED TERMS
We use certain key performance indicators (“KPIs”), which include both financial and nonfinancial metrics, to measure the performance of our operations. We believe these KPIs, as well as the core concepts and terms defined below, allow our Board, management, and investors to analyze trends around our business strategy, financial condition, and results of operations in a manner that is focused on items unique to the retail real estate industry.
We do not consider our non-GAAP measures to be alternatives to measures required in accordance with GAAP. Certain non-GAAP measures should not be viewed as an alternative measure of our financial performance as they may not reflect the operations of our entire portfolio, and they may not reflect the impact of general and administrative expenses, depreciation

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	20

and amortization, interest expense, other income (expense), or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our shopping centers that could materially impact our results from operations. Additionally, certain non-GAAP measures should not be considered as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions, and may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business in the manner currently contemplated. Accordingly, non-GAAP measures should be reviewed in connection with other GAAP measurements, and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Other REITs may use different methodologies for calculating similar non-GAAP measures, and accordingly, our non-GAAP measures may not be comparable to other REITs.
Our KPIs and terminology can be grouped into three key areas:
PORTFOLIO—Portfolio metrics help management to gauge the health of our centers overall and individually.
•Anchor space—We define an anchor space as a space greater than or equal to 10,000 square feet of gross leasable area (“GLA”).
•ABR—We use ABR to refer to the monthly contractual base rent as of June 30, 2021 multiplied by twelve months.
•ABR per Square Foot (“PSF”)—This metric is calculated by dividing ABR by leased GLA. Increases in ABR PSF can be an indication of our ability to create rental rate growth in our centers, as well as an indication of demand for our spaces, which generally provides us with greater leverage during lease negotiations.
•GLA—We use GLA to refer to the total occupied and unoccupied square footage of a building that is available for tenants (whom we refer to as a “Neighbor” or our “Neighbors”) or other retailers to lease.
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
•Comparable lease—We use this term to refer to a lease with consistent structure that is executed for substantially the exact same space that has been vacant less than twelve months.
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
•Portfolio retention rate—This metric is calculated by dividing (i) total square feet of retained Neighbors with current period lease expirations by (ii) the total square feet of leases expiring during the period. The portfolio retention rate provides insight into our ability to retain Neighbors at our shopping centers as their leases approach expiration. Generally, the costs to retain an existing Neighbor are lower than costs to replace with a new Neighbor.
•Recovery rate—This metric is calculated by dividing (i) total recovery income by (ii) total recoverable expenses during the period. A high recovery rate is an indicator of our ability to recover certain property operating expenses and capital costs from our Neighbors.
FINANCIAL PERFORMANCE—In addition to financial metrics calculated in accordance with GAAP, such as net income, we utilize non-GAAP metrics to measure our operational and financial performance. See the section within this Item 2 titled Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures for further discussion on the following metrics.
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
•Core Funds From Operations (“Core FFO”)—To arrive at Core FFO, we adjust Nareit FFO attributable to stockholders and OP unit holders, as defined below, to exclude certain recurring and non-recurring items including, but not limited to: (i) depreciation and amortization of corporate assets; (ii) changes in the fair value of the earn-out liability; (iii) amortization of unconsolidated joint venture basis differences; (iv) gains or losses on the extinguishment or

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	21

modification of debt, (v) other impairment charges; and (vi) transaction and acquisition expenses. We believe Nareit FFO provides insight into our operating performance as it excludes certain items that are not indicative of such performance. Core FFO provides further insight into the sustainability of our operating performance and provides an additional measure to compare our performance across reporting periods on a consistent basis by excluding items that may cause short-term fluctuations in net income (loss).
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
•Equity Market Capitalization—We calculate equity market capitalization as the total dollar value of all outstanding shares.
•Nareit FFO—Nareit defines FFO as net income (loss) computed in accordance with GAAP, excluding: (i) gains (or losses) from sales of property and gains (or losses) from change in control; (ii) depreciation and amortization related to real estate; (iii) impairment losses on real estate and impairments of in-substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated partnerships and joint ventures; and (iv) adjustments for unconsolidated partnerships and joint ventures, calculated to reflect FFO on the same basis. We calculate Nareit FFO in a manner consistent with the Nareit definition.
•Net Debt—We calculate net debt as total debt, excluding market adjustments and deferred financing expenses, less cash and cash equivalents.
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
•Same-Center—We use this term to refer to a property, or portfolio of properties, that has been owned and operational for the entirety of each reporting period (i.e., since January 1, 2020).
•Total Enterprise Value—We calculate total enterprise value as our net debt plus our equity market capitalization on a fully diluted basis.

OVERVIEW
We are a REIT and one of the nation’s largest owners and operators of omni-channel grocery-anchored neighborhood and community shopping centers. The majority of our revenue is lease revenue derived from our real estate investments. Additionally, we operate an investment management business providing property management and advisory services to over $460 million of unconsolidated joint ventures. This business provides comprehensive real estate and asset management services to the Managed Funds.
As of June 30, 2021, we wholly-owned 272 real estate properties. Additionally, we owned a 14% interest in GRP I, a joint venture that owned 20 properties, and a 20% interest in NRP, a joint venture that owned two properties.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	22

RECAPITALIZATION—On June 18, 2021, our stockholders approved Articles of Amendment that effected the Recapitalization, wherein each share of our common stock outstanding at the time the amendment became effective was converted into one share of a newly created class of Class B common stock. The Articles of Amendment became effective upon filing with, and acceptance by, the State Department of Assessments and Taxation of Maryland on July 2, 2021. Unless otherwise indicated, all information in this Form 10-Q disclosure gives effect to the Recapitalization and references to “shares” and per share metrics refer to our common stock and Class B common stock, collectively (Note 9).
REVERSE STOCK SPLIT—On July 2, 2021, our Board approved an amendment to our articles of incorporation to effect a one-for-three reverse stock split. Concurrent with the reverse split, the Operating Partnership enacted a one-for-three reverse split of its outstanding OP units. Unless otherwise indicated, the information in this Form 10-Q gives effect to the reverse stock and OP unit splits (Note 9).
UNDERWRITTEN INITIAL PUBLIC OFFERING—On July 19, 2021, we closed our underwritten IPO, through which we offered 17.0 million shares of a new class of common stock, $0.01 par value per share, at an initial price of $28.00 per share, pursuant to a registration statement filed with the SEC on Form S-11 (File No. 333-255846), as amended. These shares are listed on the Nasdaq Global Select Market under the trading symbol “PECO”. The underwriters have since exercised a 30-day option to purchase additional shares of common stock to cover overallotments, and, accordingly, on August 2, 2021 we settled the sale of an additional 2.55 million shares, with gross proceeds to us of $71.4 million.
On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the DRIP and the SRP. The DRIP has been suspended since April 2021. The SRP, which was limited to repurchases resulting from the DDI of stockholders, has been suspended since March 2021, and the SRP for standard repurchases had been suspended since August 2019.
COVID-19 STRATEGY—During 2020, as a result of the COVID-19 pandemic, many state governments issued “stay-at-home” mandates that generally limited travel and movement of the general public to essential activities only and required all non-essential businesses to close.
Our management team determined the following were the key actions for recovery in our portfolio (all statistics are approximate and include the prorated portion attributable to properties owned through our joint ventures):
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

	Originally Reported	Current(1)
Q2 2020	86%	93%
Q3 2020	94%	96%
Q4 2020	95%	97%
Q1 2021	95%	98%
Q2 2021	N/A	98%
(1)Including collections received through July 20, 2021.
As of July 20, 2021, approximately 95% of our Neighbor spaces are paying their rent in full.
•Recovering Missed Rent Charges—We believe substantially all Neighbors, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. However, we decided to negotiate relief for a small subset of our Neighbors in the form of rent deferrals or abatements. As of July 20, 2021, we have $5.3 million of outstanding payment plans with our Neighbors, and we had recorded rent abatements of approximately $0.7 million during 2021, related to 2021 missed rental income. These payment plans and rent abatements represented approximately 2.0% and 0.3% of portfolio rental income for the six months ended June 30, 2021, respectively. As of July 20, 2021, approximately 54% of payments are scheduled to be received by December 31, 2021 for all executed payment plans, and the weighted-average term over which we expect to receive remaining amounts owed on executed payment plans is approximately twelve months.
We are still actively pursuing past due amounts under the terms negotiated with our Neighbors. For our entire portfolio, inclusive of our prorated share of properties owned through joint ventures, 69% of the missed monthly charges billed during the first and second quarters of 2021 have since been collected, and 5% have been waived, as of July 20, 2021, bringing both Q1 and Q2 2021 collections to 98%. We will continue to work with Neighbors on establishing plans to repay past due amounts, and will monitor the impact of such payment plans on our results of operations in future quarters. We cannot guarantee that we will ultimately be able to collect these amounts.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	23

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
For Neighbors with a higher degree of uncertainty as to their creditworthiness, we may not record revenue for amounts billed until the cash is received. Based on our analysis, no individual Neighbor category has been accounted for entirely on a cash basis as of June 30, 2021 or throughout the pandemic; however, we continue to evaluate each Neighbor individually to determine if they should be accounted for on a cash basis. For the three months ended June 30, 2021, inclusive of the prorated portion attributable to properties owned through our joint ventures, we had $1.3 million in net favorable monthly revenue adjustments for Neighbors who are being accounted for on a cash basis. For the six months ended June 30, 2021, we had $3.6 million in net unfavorable monthly revenue adjustments for Neighbors who are being accounted for on a cash basis. For the three and six months ended June 30, 2020, inclusive of the prorated portion attributable to properties owned through our joint ventures, we had $12.1 million and $15.0 million, respectively, in net unfavorable monthly revenue adjustments for Neighbors who are being accounted for on a cash basis. As of June 30, 2021, our Neighbors currently being accounted for on a cash basis represented approximately 8% of our total Neighbor spaces, or approximately 7.4% of portfolio ABR. Further, many of our Neighbors who are on a cash basis of accounting are actively making payments toward their outstanding balances. When considering the ABR associated with Neighbors who are currently on a cash basis of accounting, 76% of this ABR is represented by Neighbors who are actively making payments.
Additionally, certain of our Neighbors have entered into bankruptcy proceedings. While some of these cases have already been resolved, with the assumption or rejection of the lease already reflected in our results, in some cases these claims have yet to be resolved, and as such, the potential fallout is not yet reflected in our occupancy rate or ABR metrics. We believe that Neighbors in the bankruptcy process represent an exposure of less than 1% of our total portfolio ABR as of June 30, 2021. We have included our assessment of the impact of these bankruptcies in our estimate of rent collectibility, which impacted recorded revenue, as noted previously.
Certain of our Neighbors have been unable to remain in their spaces as a result of the factors previously noted. Despite this fallout, our leasing activity has been strong as demand for space in our centers remains high, allowing us to re-lease these spaces to Neighbors who may increase our concentration of necessity-based and omni-channel retailers. For the three and six months ended June 30, 2021, our wholly-owned portfolio retention rate was 85.5% and 87.2%, respectively. Additionally, for the three and six months ended June 30, 2021, for our wholly-owned portfolio, we executed 124 and 277 new leases, respectively, each an increase as compared to the same period a year ago.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of June 30, 2021 and 2020 (dollars and square feet in thousands):

	June 30, 2021	June 30, 2020
Number of properties	272	284
Number of states	31	31
Total square feet	30,778	31,787
ABR	$384,916	$385,696
% ABR from omni-channel grocery-anchored shopping centers	96.0%	97.0%
Leased % of rentable square feet:
Total portfolio spaces	94.7%	95.6%
Anchor spaces	96.8%	98.3%
Inline spaces	90.6%	90.3%
Average remaining lease term (in years)(1)	4.5	4.6
(1)The average remaining lease term in years excludes future options to extend the term of the lease.
The following table details information for our joint ventures as of June 30, 2021, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	June 30, 2021
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
Grocery Retail Partners I	14%	20	$29,339	2,211
Necessity Retail Partners	20%	2	3,989	228

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	24

LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations, excluding our Neighbors who are occupying space on a temporary basis, after June 30, 2021 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our joint ventures:

$60
$50
$40
$30
$20
$10
$0
6,000
5,000
4,000
3,000
2,000
1,000
0
(dollars in millions)
(square feet in thousands)
$2.6
$11.0
$41.0
$53.8
$57.4
$56.6
$54.6
$27.0
$21.3
$19.7
$16.1
$28.7
MTM (75)
2021 (227)
2022 (695)
2023 (736)
2024 (810)
2025 (696)
2026 (657)
2027 (304)
2028 (229)
2029 (154)
2030 (118)
2031+ (231)
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

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	25

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, by Neighbor type as of June 30, 2021:

Leased Square Feet
by Neighbor Type
National &
Regional:
35.1%
Grocery
Anchor:
48.7%
Local: 16.2%

ABR
by Neighbor Type
Grocery Anchor: 35.4%
National & Regional: 40.4%
Local: 24.2%

The following charts present the composition of our portfolio by Neighbor industry as of June 30, 2021:

Leased Square Feet
by Neighbor Industry
Grocery Anchor: 48.7%
Retail Stores: 24.4%
Services: 17.8%
Restaurant: 9.1%

ABR
by Neighbor Industry
Retail
Stores:
22.1%
Grocery
Anchor:
35.4%
Services:
26.4%
Restaurant:
16.1%

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	26

We define “Necessity-based goods and services” as goods and services that are indispensable, necessary, or common for day-to-day living, or that tend to be inelastic (i.e., those for which the demand does not change based on a consumer’s income level). We estimate that approximately 73% of our ABR, including the pro rata portion attributable to properties owned through our joint ventures, is from Neighbors providing necessity-based goods and services. Additionally, within these categories, we estimate that approximately 50% of our ABR is from retail and service businesses generally deemed essential under most state and local mandates issued in response to the COVID-19 pandemic. The composition of our portfolio as a percentage of ABR is as follows:

June 30, 2021
Essential/Necessity Retail and Services:
Grocery	35.4%
Medical/pharmacy	2.7%
Banks	2.4%
Dollar stores	2.2%
Pet supply	1.9%
Hardware/automotive	1.7%
Wine, beer, and liquor	1.4%
Other essential	2.7%
Total Essential/Necessity-based retail and services(1)	50.4%
Other Necessity:
Quick service - restaurant	9.7%
Beauty and hair care	4.9%
Health care services	4.0%
Other necessity	3.5%
Total ABR from other Necessity	22.1%

Total ABR from Necessity-based goods and services	72.5%

Other Retail Stores:
Soft goods(2)	12.4%
Full service - restaurant	6.4%
Fitness and lifestyle services(3)	5.2%
Other retail(4)	3.5%
Total ABR from other retail and services	27.5%
Total ABR	100.0%
(1)Includes Neighbors that we believe are considered to be essential retail and service businesses but that may have temporarily closed at various points during the COVID-19 pandemic due to decreases in foot traffic and customer patronage as a result of “stay-at-home” mandates and social distancing guidelines implemented in response to the pandemic.
(2)Includes ABR contributions of 2% from each of apparel/shoes/accessories, department stores, and home furnishings Neighbors.
(3)Includes ABR contribution of 3% from fitness Neighbors.
(4)Includes ABR contribution of 1% from entertainment Neighbors.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	27

The following table presents our top twenty Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, as of June 30, 2021 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$25,804	6.6%	3,244	11.0%	59
Publix	22,032	5.7%	2,241	7.6%	56
Ahold Delhaize	17,323	4.4%	1,240	4.2%	23
Albertsons-Safeway	16,804	4.3%	1,599	5.4%	29
Walmart	8,933	2.3%	1,770	6.0%	13
Giant Eagle	7,293	1.9%	738	2.5%	11
TJX Companies	5,060	1.3%	428	1.5%	15
Sprouts Farmers Market	5,000	1.3%	334	1.1%	11
Raley's	3,884	1.0%	253	0.9%	4
Dollar Tree	3,628	0.9%	370	1.3%	39
SUPERVALU	3,209	0.8%	336	1.1%	5
Subway Group	2,731	0.7%	111	0.4%	79
Anytime Fitness, Inc.	2,623	0.7%	171	0.6%	35
Schnucks	2,545	0.7%	249	0.8%	4
Southeastern Grocers	2,514	0.6%	281	1.0%	7
Lowe's	2,469	0.6%	369	1.3%	4
Kohl's Corporation	2,241	0.6%	365	1.2%	4
Food 4 Less (PAQ)	2,215	0.6%	119	0.4%	2
Save Mart	2,174	0.6%	258	0.9%	5
Petco Animal Supplies, Inc.	2,118	0.5%	127	0.3%	11
Total	$140,600	36.1%	14,603	49.5%	416
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, in the event that a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES OF THE COVID-19 PANDEMIC—The COVID-19 pandemic has resulted in reduced revenues beginning with the second quarter of 2020 and continuing through the second quarter of 2021, and our estimates around collectibility will likely continue to create volatility in our earnings. The total impact on revenue in the future cannot be determined at this time. The duration of the pandemic and mitigating measures, and the resulting economic impact, has caused some of our Neighbors to permanently vacate their spaces and/or not renew their leases, and we may have difficulty leasing these spaces on the same or better terms or at all, and/or incur additional costs to lease vacant spaces, which may reduce our occupancy rates in the future and ultimately reduce our revenue. Extended periods of vacancy or reduced revenues may trigger impairments of our real estate assets.
We believe that our investment focus on grocery-anchored shopping centers that provide daily necessities has helped and will continue to help lessen the negative effect of the pandemic on our business compared to non-grocery anchored shopping centers.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	28

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Three Months Ended June 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2021	2020	$	%(1)
Revenues:
Rental income	$130,335	$115,654	$14,681	12.7%
Fee and management income	2,374	2,760	(386)	(14.0)%
Other property income	361	626	(265)	(42.3)%
Total revenues	133,070	119,040	14,030	11.8%
Operating Expenses:
Property operating expenses	21,974	19,629	(2,345)	(11.9)%
Real estate tax expenses	16,814	16,453	(361)	(2.2)%
General and administrative expenses	11,937	9,806	(2,131)	(21.7)%
Depreciation and amortization	56,587	56,370	(217)	(0.4)%
Impairment of real estate assets	1,056	—	(1,056)	NM
Total operating expenses	108,368	102,258	(6,110)	(6.0)%
Other:
Interest expense, net	(19,132)	(22,154)	3,022	13.6%
Gain (loss) on disposal of property, net	3,744	(541)	4,285	NM
Other expense, net	(2,924)	(500)	(2,424)	NM
Net income (loss)	6,390	(6,413)	12,803	NM
Net (income) loss attributable to noncontrolling interests	(796)	825	(1,621)	NM
Net income (loss) attributable to stockholders	$5,594	$(5,588)	$11,182	NM
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 268 properties that were owned and operational prior to January 1, 2020. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing to real estate asset activity occurring after December 31, 2019, which includes 19 properties disposed of and four properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended June 30, 2021 and 2020:
Rental Income increased $14.7 million as follows:
•$15.5 million increase related to our same-center portfolio primarily as follows:
▪$16.0 million increase primarily due to stronger collections in 2021 as compared with lower collections in 2020, the increase owing largely to the ongoing recovery of our portfolio in the wake of the COVID-19 pandemic and its economic impact, including a decrease in Neighbors we have identified as a credit risk as well as collections on charges that were uncollected in 2020;
▪$0.5 million increase primarily due to a $0.57 increase in average minimum rent per square foot, partially offset by a 0.8% decrease in average economic occupancy; and
▪$1.0 million decrease attributable to lower recoveries from a lower recovery rate and lower economic occupancy.
•$0.8 million decrease primarily related to our net disposition of 15 properties.
Property Operating Expenses increased $2.3 million as follows:
•$2.5 million increase related to our same-center portfolio and corporate operating activities, owing largely to lower expense for performance-based compensation during 2020 as a result of the COVID-19 pandemic, as compared to 2021; and
•$0.2 million decrease related to our net disposition of 15 properties.
General and Administrative Expenses increased $2.1 million as follows:
•$3.4 million increase owing largely to lower expense for performance-based compensation during 2020 as a result of the COVID-19 pandemic, as compared to 2021;
•$0.8 million decrease primarily due to lower third-party consultant and custodial costs; and
•$0.5 million decrease related to expense reductions taken to reduce the impact of the COVID-19 pandemic, with the majority of these decreases related to overhead costs at our corporate offices.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	29

Impairment of Real Estate Assets:
•The $1.1 million increase in impairment of real estate assets was due to assets that are actively being marketed for sale at a disposition price that was less than the carrying value. Proceeds from dispositions will be used to fund tax-efficient acquisitions, to fund redevelopment opportunities in owned centers, and for general corporate purposes. We continue to sell non-core assets and may potentially recognize impairments in future quarters.
Interest Expense, Net:
•The $3.0 million decrease during the three months ended June 30, 2021 as compared to the same period in 2020 was due to: (i) lower borrowings as a result of early repayments of debt; (ii) the repayment of our draw on the revolver during the second quarter of 2020; and (iii) lower interest rates due to the decrease in LIBOR and expiring interest rate swaps. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended June 30,
	2021	2020
Interest on revolving credit facility, net	$207	$979
Interest on term loans, net	10,573	11,685
Interest on secured debt	6,246	7,316
Loss on extinguishment of debt	419	—
Non-cash amortization and other	1,687	2,174
Interest expense, net	$19,132	$22,154

Weighted-average interest rate as of end of period	2.9%	3.1%
Weighted-average term (in years) as of end of period	3.7	4.5
Gain (Loss) on Disposal of Property, Net:
•The $4.3 million change was primarily related to the sale of seven properties with a net gain (in addition to other property-related miscellaneous disposals and write-offs) of $3.7 million during the three months ended June 30, 2021, as compared to the sale of one property (as well as other property-related miscellaneous disposals and write-offs) with a net loss of $0.5 million during the three months ended June 30, 2020 (see Note 4).
Other Expense, Net:
•The $2.4 million increase was largely due to the change in the fair value of our earn-out liability as a result of general improving market conditions. Other Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended June 30,
	2021	2020
Change in fair value of earn-out liability	$(2,000)	$—
Equity in net income (loss) of unconsolidated joint ventures	87	(359)
Transaction and acquisition expenses	(934)	(14)
Federal, state, and local income tax expense	(165)	(180)
Other	88	53
Other expense, net	$(2,924)	$(500)

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	30

SUMMARY OF OPERATING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Six Months Ended June 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2021	2020	$	%(1)
Revenues:
Rental income	$257,958	$244,120	$13,838	5.7%
Fee and management income	4,660	4,925	(265)	(5.4)%
Other property income	833	1,518	(685)	(45.1)%
Total revenues	263,451	250,563	12,888	5.1%
Operating Expenses:
Property operating expenses	44,176	41,391	(2,785)	(6.7)%
Real estate tax expenses	33,387	33,565	178	0.5%
General and administrative expenses	21,278	20,546	(732)	(3.6)%
Depreciation and amortization	111,928	112,597	669	0.6%
Impairment of real estate assets	6,056	—	(6,056)	NM
Total operating expenses	216,825	208,099	(8,726)	(4.2)%
Other:
Interest expense, net	(39,195)	(44,929)	5,734	12.8%
Gain (loss) on disposal of property, net	17,585	(2,118)	19,703	NM
Other (expense) income, net	(18,509)	9,369	(27,878)	NM
Net income	6,507	4,786	1,721	36.0%
Net income attributable to noncontrolling interests	(810)	(605)	(205)	(33.9)%
Net income attributable to stockholders	$5,697	$4,181	$1,516	36.3%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
For details surrounding our basis for analyzing significant fluctuations in our results of operations as well as definitions related to our portfolio of real estate assets, please see the Summary of Operating Activities for the Three Months Ended June 30, 2021 and 2020 section above. Below are explanations of the significant fluctuations in the results of operations for the six months ended June 30, 2021 and 2020:
Rental Income increased $13.8 million as follows:
•$15.3 million increase related to our same-center portfolio primarily as follows:
▪$15.7 million increase primarily due to stronger collections in 2021 as compared with lower collections in 2020, the increase owing largely to the ongoing recovery of our portfolio in the wake of the COVID-19 pandemic and its economic impact, including a decrease in Neighbors we have identified as a credit risk as well as collections on charges that were uncollected in 2020; and
▪$0.2 million decrease primarily due to a 0.8% decrease in average economic occupancy, partially offset by a $0.55 increase in average minimum rent per square foot.
•$1.5 million decrease primarily related to our net disposition of 15 properties.
Property Operating Expenses increased $2.8 million primarily as follows:
•$2.9 million increase related to our same-center portfolio and corporate operating activities as follows:
▪$2.4 million increase owing largely to lower expense for performance-based compensation during 2020 as a result of the COVID-19 pandemic, as compared to 2021;
▪$0.6 million increase in insurance expenses owing to higher market rates and an increase in claims and claim development; and
▪ $0.1 million decrease primarily due to net reductions of controllable expenses at our properties.
•$0.2 million decrease related to our net disposition of 15 properties.
General and Administrative Expenses increased $0.7 million as follows:
•$4.3 million increase owing largely to lower expense for performance-based compensation during 2020 as a result of the COVID-19 pandemic, as compared to 2021;
•$1.6 million decrease primarily due to lower third-party consultant and custodial costs;
•$2.0 million decrease related to expense reductions taken to reduce the impact of the COVID-19 pandemic, with the majority of these decreases related to overhead costs at our corporate offices, as well as decreased travel and related costs.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	31

Impairment of Real Estate Assets:
•The $6.1 million increase in impairment of real estate assets was due to assets that are actively being marketed for sale at a disposition price that was less than the carrying value. Proceeds from dispositions will be used to fund tax-efficient acquisitions, to fund redevelopment opportunities in owned centers, and for general corporate purposes. We continue to sell non-core assets and may potentially recognize impairments in future quarters.
Interest Expense, Net:
•The $5.7 million decrease during the six months ended June 30, 2021 as compared to the same period in 2020 was due to: (i) lower borrowings as a result of early repayments of debt; (ii) the repayment of our draw on the revolver during the second quarter of 2020; and (iii) lower interest rates due to the decrease in LIBOR and expiring interest rate swaps. Interest Expense, Net was comprised of the following (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Interest on revolving credit facility, net	$435	$1,195
Interest on term loans, net	21,206	24,416
Interest on secured debt	13,026	14,665
Loss on extinguishment of debt	1,110	73
Non-cash amortization and other	3,418	4,580
Interest expense, net	$39,195	$44,929

Weighted-average interest rate as of end of period	2.9%	3.1%
Weighted-average term (in years) as of end of period	3.7	4.5
Gain (Loss) on Disposal of Property, Net:
•The $19.7 million change was primarily related to the sale of thirteen properties and one outparcel (in addition to other miscellaneous property-related disposals and write-offs) with a net gain of $17.6 million during the six months ended June 30, 2021, as compared to the sale of four properties (as well as other property-related miscellaneous disposals and write-offs) with a net loss of $2.1 million during the six months ended June 30, 2020 (see Note 4).
Other (Expense) Income, Net:
•The $27.9 million change was largely due to the change in the fair value of our earn-out liability as a result of general improving market conditions. Other (Expense) Income, Net was comprised of the following (in thousands):

	Six Months Ended June 30,
	2021	2020
Change in fair value of earn-out liability	$(18,000)	$10,000
Equity in income (loss) of unconsolidated joint ventures	801	(639)
Transaction and acquisition expenses	(1,075)	(59)
Federal, state, and local income tax expense	(331)	(209)
Other	96	276
Other (expense) income, net	$(18,509)	$9,369

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	32

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended June 30, 2021 and 2020(1):

	Total Deals		Inline Deals
	2021	2020	2021	2020
New leases:
Number of leases	124	61	121	58
Square footage (in thousands)	341	197	278	159
ABR (in thousands)	$6,338	$3,034	$5,816	$2,801
ABR per square foot	$18.57	$15.38	$20.94	$17.59
Cost per square foot of executing new leases	$31.01	$19.48	$29.30	$23.35
Number of comparable leases	57	20	55	19
Comparable rent spread	18.5%	15.5%	19.0%	15.9%
Weighted-average lease term (in years)	7.2	6.1	6.8	7.2
Renewals and options:
Number of leases	174	108	159	95
Square footage (in thousands)	1,049	975	333	209
ABR (in thousands)	$12,895	$8,942	$7,306	$4,141
ABR per square foot	$12.30	$9.17	$21.95	$19.81
ABR per square foot prior to renewals	$11.55	$8.73	$20.08	$18.40
Percentage increase in ABR per square foot	6.5%	5.0%	9.3%	7.7%
Cost per square foot of executing renewals and options	$3.01	$1.62	$4.60	$3.69
Number of comparable leases(2)	155	87	148	84
Comparable rent spread(2)	8.0%	7.1%	9.4%	9.0%
Weighted-average lease term (in years)	5.4	5.4	4.0	3.5
Portfolio retention rate	85.5%	88.2%	79.5%	70.3%
(1)Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	33

Below is a summary of leasing activity for our wholly-owned properties for the six months ended June 30, 2021 and 2020(1):

	Total Deals		Inline Deals
	2021	2020	2021	2020
New leases:
Number of leases	277	148	268	135
Square footage (in thousands)	808	579	619	339
ABR (in thousands)	$14,458	$8,597	$12,421	$6,015
ABR per square foot	$17.89	$14.84	$20.06	$17.72
Cost per square foot of executing new leases	$28.51	$21.16	$28.00	$25.78
Number of comparable leases	127	45	125	44
Comparable rent spread	15.3%	10.8%	15.3%	10.7%
Weighted-average lease term (in years)	7.7	8.2	6.5	6.8
Renewals and options:
Number of leases	337	235	306	208
Square footage (in thousands)	2,027	1,714	645	458
ABR (in thousands)	$24,367	$18,662	$14,375	$9,505
ABR per square foot	$12.02	$10.89	$22.30	$20.75
ABR per square foot prior to renewals	$11.27	$10.24	$20.54	$18.83
Percentage increase in ABR per square foot	6.6%	6.7%	8.6%	12.2%
Cost per square foot of executing renewals and options	$2.19	$3.41	$4.08	$4.36
Number of comparable leases(2)	291	176	281	170
Comparable rent spread(2)	8.0%	9.2%	8.7%	11.8%
Weighted-average lease term (in years)	4.9	5.0	4.0	3.7
Portfolio retention rate	87.2%	79.5%	79.9%	68.6%
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
SAME-CENTER NET OPERATING INCOME—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our Same-Center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three and six months ended June 30, 2021 and 2020, Same-Center NOI represents the NOI for the 268 properties that were wholly-owned and operational for the entire portion of both comparable periods.
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

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	34

The table below presents our Same-Center NOI for the current period and the comparable prior period (dollars in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues:
Rental income(1)	$91,305	$90,814	$491		$182,599	$182,852	$(253)
Tenant recovery income	27,250	30,197	(2,947)		57,851	60,980	(3,129)
Reserves for uncollectibility(2)	2,889	(9,706)	12,595		1,261	(12,129)	13,390
Other property income	284	600	(316)		756	1,465	(709)
Total revenues	121,728	111,905	9,823	8.8%	242,467	233,168	9,299	4.0%
Operating expenses:
Property operating expenses	17,504	16,495	(1,009)		36,614	34,562	(2,052)
Real estate taxes	16,519	16,038	(481)		32,749	33,182	433
Total operating expenses	34,023	32,533	(1,490)	(4.6)%	69,363	67,744	(1,619)	(2.4)%
Total Same-Center NOI	$87,705	$79,372	$8,333	10.5%	$173,104	$165,424	$7,680	4.6%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
SAME-CENTER NOI RECONCILIATION—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$6,390	$(6,413)	$6,507	$4,786
Adjusted to exclude:
Fees and management income	(2,374)	(2,760)	(4,660)	(4,925)
Straight-line rental (income) expense(1)	(2,970)	948	(4,392)	(1,364)
Net amortization of above- and below-market leases	(887)	(795)	(1,725)	(1,583)
Lease buyout income	(1,781)	(214)	(2,578)	(308)
General and administrative expenses	11,937	9,806	21,278	20,546
Depreciation and amortization	56,587	56,370	111,928	112,597
Impairment of real estate assets	1,056	—	6,056	—
Interest expense, net	19,132	22,154	39,195	44,929
(Gain) loss on disposal of property, net	(3,744)	541	(17,585)	2,118
Other expense (income), net	2,924	500	18,509	(9,369)
Property operating expenses related to fees and management income	1,306	891	2,122	1,528
NOI for real estate investments	87,576	81,028	174,655	168,955
Less: Non-same-center NOI(2)	129	(1,656)	(1,551)	(3,531)
Total Same-Center NOI	$87,705	$79,372	$173,104	$165,424
(1)Includes straight-line rent adjustments for Neighbors for whom revenue is being recorded on a cash basis.
(2)Includes operating revenues and expenses from non-same-center properties which includes properties acquired or sold and corporate activities.

NAREIT FFO AND CORE FFO—Nareit FFO is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance. Core FFO is an additional financial performance measure used by us as Nareit FFO includes certain non-comparable items that affect our performance over time. Core FFO is helpful in assisting management and investors with assessing the sustainability of our operating performance in future periods.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	35

Nareit FFO, Nareit FFO Attributable to Stockholders and OP Unit Holders, and Core FFO should not be considered alternatives to net income (loss) under GAAP, as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions. Core FFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated.
Accordingly, Nareit FFO, Nareit FFO Attributable to Stockholders and OP Unit Holders, and Core FFO should be reviewed in connection with other GAAP measurements, and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Our Nareit FFO, Nareit FFO Attributable to Stockholders and OP Unit Holders, and Core FFO, as presented, may not be comparable to amounts calculated by other REITs.
The following table presents our calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders, and Core FFO (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income (loss)	$6,390	$(6,413)	$6,507	$4,786
Adjustments:
Depreciation and amortization of real estate assets	55,654	54,892	109,995	109,709
Impairment of real estate assets	1,056	—	6,056	—
(Gain) loss on disposal of property, net	(3,744)	541	(17,585)	2,118
Adjustments related to unconsolidated joint ventures	537	940	(100)	1,594
Nareit FFO attributable to stockholders and OP unit holders	$59,893	$49,960	$104,873	$118,207
Calculation of Core FFO
Nareit FFO attributable to stockholders and OP unit holders	$59,893	$49,960	$104,873	$118,207
Adjustments:
Depreciation and amortization of corporate assets	933	1,478	1,933	2,888
Change in fair value of earn-out liability	2,000	—	18,000	(10,000)
Amortization of unconsolidated joint venture basis differences	79	254	825	721
Loss on extinguishment of debt, net	419	—	1,110	73
Transaction and acquisition expenses	934	14	1,075	59
Core FFO	$64,258	$51,706	$127,816	$111,948

Nareit FFO Attributable to Stockholders and OP Unit Holders/Core FFO per Share(1)
Weighted-average common shares outstanding - diluted	107,175	111,165	107,102	111,140
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.56	$0.45	$0.98	$1.06
Core FFO per share - diluted	$0.60	$0.47	$1.19	$1.01
(1)Restricted stock awards were dilutive to Nareit FFO Attributable to Stockholders and OP Unit Holders per share and Core FFO per share for the three and six months ended June 30, 2021 and 2020, and, accordingly, their impact was included in the weighted-average common shares used in their respective per share calculations. For the three months ended June 30, 2020, restricted stock units had an anti-dilutive effect upon the calculation of earnings per share and thus were excluded. For details related to the calculation of earnings per share, see Note 10.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	36

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Calculation of EBITDAre
Net income (loss)	$6,390	$(6,413)	$6,507	$4,786	$5,462
Adjustments:
Depreciation and amortization	56,587	56,370	111,928	112,597	224,679
Interest expense, net	19,132	22,154	39,195	44,929	85,303
(Gain) loss on disposal of property, net	(3,744)	541	(17,585)	2,118	(6,494)
Impairment of real estate assets	1,056	—	6,056	—	2,423
Federal, state, and local tax expense	165	180	331	209	491
Adjustments related to unconsolidated joint ventures	(535)	1,391	597	2,568	3,355
EBITDAre	$79,051	$74,223	$147,029	$167,207	$315,219
Calculation of Adjusted EBITDAre
EBITDAre	$79,051	$74,223	$147,029	$167,207	$315,219
Adjustments:
Change in fair value of earn-out liability	2,000	—	18,000	(10,000)	(10,000)
Transaction and acquisition expenses	934	14	1,075	59	539
Amortization of unconsolidated joint venture basis differences	79	254	825	721	1,883
Other impairment charges	—	—	—	—	359
Adjusted EBITDAre	$82,064	$74,491	$166,929	$157,987	$308,000

LIQUIDITY AND CAPITAL RESOURCES
GENERAL—Aside from standard operating expenses, we expect our principal cash demands to be for:
•cash distributions to stockholders;
•investments in real estate;
•capital expenditures and leasing costs;
•redevelopment and repositioning projects; and
•principal and interest payments on our outstanding indebtedness.
We expect our primary sources of liquidity to be:
•net proceeds from our underwritten IPO;
•operating cash flows;
•proceeds received from the disposition of properties;
•proceeds from equity and debt financings, including borrowings under our unsecured revolving credit facility;
•distributions received from our unconsolidated joint ventures; and
•available, unrestricted cash and cash equivalents.
At this time, we believe our current sources of liquidity, most significantly the net proceeds from our underwritten IPO, our operating cash flows, and borrowing availability on our revolving credit facility, are sufficient to meet our short- and long-term cash demands.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	37

UNDERWRITTEN INITIAL PUBLIC OFFERING—On July 19, 2021, we completed an underwritten IPO and issued 17.0 million shares of common stock at an offering price of $28.00 per share. We used a portion of the net proceeds to reduce our leverage and expect to use the remaining amount to fund external growth with property acquisitions and for other general corporate uses. As part of the underwritten IPO, underwriters were granted an option exercisable within 30 days from July 14, 2021 to purchase up to an additional 2.55 million shares of common stock at the underwritten IPO price, less underwriting discounts and commissions. On July 29, 2021, the underwriters exercised their option.
DEBT—The following table summarizes information about our debt as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Total debt obligations, gross	$2,241,495	$2,307,686
Weighted-average interest rate	2.9%	3.1%
Weighted-average term (in years)	3.7	4.1

Revolving credit facility capacity(1)	$500,000	$500,000
Revolving credit facility availability(2)	489,329	490,404
(1)In July 2021, we refinanced the revolving credit facility and exercised our option to extend its maturity as noted below.
(2)Net of any outstanding balance and letters of credit.
In July 2021, we took steps to reduce our leverage, lower our cost of debt, and appropriately ladder our debt maturities as follows:
•On July 2, 2021, we completed the Refinancing. In connection with the Refinancing, we paid off the $472.5 million term loan due in 2025. The revolving credit facility will mature in January 2026, and the two senior unsecured term loan tranches will mature in November 2025 and July 2026, respectively.
•On July 20, 2021, we used proceeds from the underwritten IPO to retire our $375.0 million term loan maturing in 2022.
We have been assigned investment grade ratings from Moody’s Investors Service (Baa3) and S&P Global Ratings (BBB-) which may allow us access to additional capital markets. We expect to save approximately $7.2 million in interest annually as a result of our debt activity and our investment grade ratings. Further, our weighted-average interest rate was 3.1% as of June 30, 2021, as adjusted to reflect certain material July debt transactions described above.
The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, net, and including the effects of derivative financial instruments (see Notes 7 and 12) as of June 30, 2021 and December 31, 2020 is summarized below. We have also presented this allocation as of June 30, 2021 on an adjusted basis to reflect certain material July debt transactions described above (in thousands):

	June 30, 2021	June 30, 2021 (As Adjusted)	December 31, 2020
As to interest rate:
Fixed-rate debt	$1,548,995	$1,548,995	$1,727,186
Variable-rate debt	692,500	325,000	580,500
Total	$2,241,495	$1,873,995	$2,307,686
As to collateralization:
Unsecured debt	$1,622,500	$1,255,000	$1,622,500
Secured debt	618,995	618,995	685,186
Total	$2,241,495	$1,873,995	$2,307,686
Our maturity schedule as of June 30, 2021 with respective principal payment obligations, excluding finance lease liabilities, market debt adjustments, and deferred financing expenses, is presented below on an adjusted basis to reflect certain material July debt transactions described above (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Term loans	$—	$—	$300,000	$475,000	$240,000	$240,000	$1,255,000
Secured debt	10,068	61,171	66,702	28,124	27,877	424,925	618,867
Total	$10,068	$61,171	$366,702	$503,124	$267,877	$664,925	$1,873,867

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	38

FINANCIAL LEVERAGE RATIOS—We believe our debt to Adjusted EBITDAre, debt to total enterprise value, and debt covenant compliance as of June 30, 2021 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Net debt:
Total debt, excluding market adjustments and deferred financing expenses	$2,272,268	$2,345,620
Less: Cash and cash equivalents	22,633	104,952
Total net debt	$2,249,635	$2,240,668

Enterprise value:
Net debt	$2,249,635	$2,240,668
Total equity value(1)	3,386,803	2,797,234
Total enterprise value	$5,636,438	$5,037,902
(1)Total equity value is calculated as the number of common shares and OP units outstanding multiplied by the EVPS as of June 30, 2021 and December 31, 2020, respectively. There were 107.0 million diluted shares outstanding with an EVPS of $31.65 as of June 30, 2021 and 106.6 million diluted shares outstanding with an EVPS of $26.25 as of December 31, 2020.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,249,635	$2,240,668
Adjusted EBITDAre - annualized(1)	316,942	308,000
Net debt to Adjusted EBITDAre - annualized	7.1x	7.3x

Net debt to total enterprise value
Net debt	$2,249,635	$2,240,668
Total enterprise value	5,636,438	5,037,902
Net debt to total enterprise value	39.9%	44.5%
(1)Adjusted EBITDAre is based on a trailing twelve month period. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - EBITDAre and Adjusted EBITDAre” of this filing on Form 10-Q for a reconciliation to Net Income (Loss).
CAPITAL EXPENDITURES AND REDEVELOPMENT ACTIVITY—We make capital expenditures during the course of normal operations, including maintenance capital expenditures and tenant improvements, as well as value-enhancing anchor space repositioning and redevelopment, ground-up outparcel development, and other accretive projects.
During the six months ended June 30, 2021 and 2020, we had capital spend of $30.2 million and $28.5 million, respectively. Generally, we expect our development and redevelopment projects to stabilize within 24 months. We anticipate that obligations related to capital improvements as well as redevelopment and development in 2021 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving line of credit. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Capital expenditures for real estate(1):
Capital improvements	$3,101	$2,142
Tenant improvements	9,557	5,840
Redevelopment and development	15,658	18,659
Total capital expenditures for real estate	28,316	26,641
Corporate asset capital expenditures	1,007	810
Capitalized indirect costs(1)	907	1,089
Total capital spending activity	$30,230	$28,540
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
Our underwritten incremental yields on development and redevelopment projects are expected to range between 9% - 11%. Our current in process projects represent an estimated total investment of $36.3 million, and the total underwritten incremental yield range on this estimated investment is approximately 9.5% - 10.5%. Actual incremental yields may vary

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	39

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
ACQUISITION ACTIVITY—We continually monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our property acquisitions (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Number of properties acquired	2	—
Number of outparcels acquired(1)	3	2
Total acquisition price	$40,459	$4,343
(1)Outparcels acquired are adjacent to shopping centers that we own.
DISPOSITION ACTIVITY—We are actively evaluating our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. We expect to continue to make strategic dispositions during the remainder of 2021. The following table highlights our property dispositions (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Number of properties sold(1)	13	4
Number of outparcels sold(2)(3)	1	—
Proceeds from sale of real estate	$119,638	$25,778
Gain (loss) on sale of property, net(4)	18,713	(1,436)
(1)We retained an outparcel for one property sold during the six months ended June 30, 2021, and therefore the sale did not result in a reduction in our total property count.
(2)One outparcel sold during the six months ended June 30, 2021 was the only remaining portion of one of our properties, and therefore the sale resulted in a reduction in our total property count.
(3)In addition to the one outparcel sold during the six months ended June 30, 2021, a tenant at one of our properties exercised a bargain purchase option to acquire a parcel of land that we previously owned. This generated minimal proceeds for us.
(4)The gain (loss) on sale of property, net does not include miscellaneous write-off activity, which is also recorded in Gain (Loss) on Disposal of Property, Net on the consolidated statements of operations.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	40

DISTRIBUTIONS—Distributions to our common stockholders and OP unit holders, including key financial metrics for comparison purposes, for the six months ended June 30, 2021 and 2020, are as follows (in thousands):

Cash distributions to OP unit holders	Net cash provided by operating activities

Cash distributions to common stockholders	Core FFO(1)

Distributions reinvested through the DRIP

(1)See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators” for the definition of Core FFO, or information regarding why we present Core FFO. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures - Nareit FFO and Core FFO” for a reconciliation of this non-GAAP financial measure to Net Income (Loss).

We paid monthly distributions of $0.085 per share, or $1.02 annualized, for the months of December 2020, and each month beginning January 2021 through July 2021. On August 4, 2021, the Board authorized a monthly distribution in the amount of $0.085 per share payable on September 1, 2021 to stockholders of record at the close of business on August 16, 2021.
To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain, and which does not necessarily equal net income or loss as calculated in accordance with GAAP). We generally will not be subject to U.S. federal income tax on the income that we distribute to our stockholders each year due to meeting the REIT qualification requirements. However, we may be subject to certain state and local taxes on our income, property, or net worth and to federal income and excise taxes on our undistributed income.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
DRIP AND THE SRP—On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the DRIP and the SRP. The DRIP has been suspended since April 2021. The SRP, which was limited to repurchases resulting from the DDI of stockholders, has been suspended since March 2021, and the SRP for standard repurchases had been suspended since August 2019.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	41

CASH FLOW ACTIVITIES—As of June 30, 2021, we had cash and cash equivalents and restricted cash of $111.4 million, a net cash decrease of $20.5 million during the six months ended June 30, 2021.
Below is a summary of our cash flow activity (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$129,897	$89,906	$39,991	44.5%
Net cash provided by (used in) investing activities	49,837	(6,466)	56,303	NM
Net cash used in financing activities	(200,270)	(99,218)	(101,052)	101.8%
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. During the six months ended June 30, 2021, we had a net cash inflow of $2.1 million from changes in working capital as compared to a net cash outlay of $24.3 million during the same period in 2020. This change was primarily driven by improved collections on amounts due from Neighbors as well as expense reduction initiatives, and was partially offset by higher leasing commissions. Additionally, we had an increase in returns on our investments in unconsolidated joint ventures.
•Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $4.7 million for the six months ended June 30, 2021, a decrease of $0.3 million as compared to the same period in 2020.
•Cash paid for interest—During the six months ended June 30, 2021, we paid $36.8 million for interest, a decrease of $4.1 million over the same period in 2020, largely due to: (i) lower borrowings as a result of early repayments of debt; (ii) the repayment of our draw on the revolver during the second quarter of 2020; and (iii) lower interest rates due to the decrease in LIBOR and expiring interest rate swaps.
INVESTING ACTIVITIES—Our net cash provided by (used in) investing activities was primarily impacted by the following:
•Real estate acquisitions—During the six months ended June 30, 2021, our acquisitions resulted in a total cash outlay of $40.5 million, as compared to a total cash outlay of $4.3 million during the same period in 2020.
•Real estate dispositions—During the six months ended June 30, 2021, our dispositions resulted in a net cash inflow of $119.6 million, as compared to a net cash inflow of $25.8 million during the same period in 2020.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the six months ended June 30, 2021, we paid $30.2 million for capital expenditures, an increase of $1.7 million over the same period in 2020, primarily due to the timing of our development and redevelopment projects and reduced spend during the same period period a year ago.
•Return of investment in unconsolidated joint ventures—During the six months ended June 30, 2021, we had a return of investment in unconsolidated joint ventures of $3.9 million, including $2.0 million in connection with NRP primarily as a result of property dispositions. During the six months ended June 30, 2020, we had a return of investment in unconsolidated joint ventures of $0.6 million.
•Investment in third parties—During the six months ended June 30, 2021, we made an investment in a third party business that resulted in a net cash outflow of $3.0 million.
FINANCING ACTIVITIES—Our net cash used in financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the six months ended June 30, 2021, we had $66.2 million in net repayment of debt primarily as a result of early repayments of mortgage loans. During the six months ended June 30, 2020 we had net payments of $35.2 million, primarily as a result of a pay down in January 2020 of $30.0 million on term loan debt maturing in 2021.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders decreased $2.3 million for the six months ended June 30, 2021 as compared to the same period in 2020, due to a reduction of the distribution rate.
•Share repurchases—Cash outflows for share repurchases increased by $72.6 million for the six months ended June 30, 2021 as compared to the same period in 2020, primarily as a result of a tender offer, which was settled in January 2021.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	42

CONTRACTUAL COMMITMENTS AND CONTINGENCIES
We have debt obligations related to both our secured and unsecured debt. In addition, we have operating leases pertaining to office equipment for our business as well as ground leases at certain of our shopping centers. We are presenting our future contractual commitments and contingencies as of June 30, 2021 on an adjusted basis to reflect our material debt transactions occurring in July 2021 (see Note 6 for more details). The table below excludes obligations related to tenant allowances and improvements because such amounts are not fixed or determinable. However, we believe we currently have sufficient financing in place to fund any such amounts as they arise through cash from operations or borrowings. The following table details our pro forma contractual obligations as of June 30, 2021 (in thousands):

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Debt obligations - principal payments(1)	$1,873,867	$10,068	$61,171	$366,702	$503,124	$267,877	$664,925
Debt obligations - interest payments(2)	236,284	27,875	53,942	48,516	36,736	24,323	44,892
Operating lease obligations	8,713	424	823	672	546	317	5,931
Finance lease obligations	134	25	45	40	24	—	—
Total	$2,118,998	$38,392	$115,981	$415,930	$540,430	$292,517	$715,748
(1)In July 2021, we amended our $500 million revolving credit facility to extend the maturity from October 2021 to January 2026, and lower the interest rate spread from 1.40% over LIBOR to 1.35% over LIBOR. Additionally, the new terms include two six-month maturity extension options. As of June 30, 2021, we have no outstanding balance on our revolving credit facility.
(2)Future variable-rate interest payments are based on interest rates as of June 30, 2021, including the impact of our swap agreements.
Our portfolio debt instruments and the unsecured revolving credit facility contain certain covenants and restrictions. The following list provides an update to certain restrictive covenants specific to the unsecured revolving credit facility and unsecured term loans that were deemed significant as a result of our debt activity occurring in July 2021:
•limits the ratio of total debt to total asset value, as defined, to 60% or less with a surge to 65% for a period of four consecutive fiscal quarters following a material acquisition;
•limits the ratio of secured debt to total asset value, as defined, to 35% or less with a surge to 40% for a period of four consecutive fiscal quarters following a material acquisition;
•requires the fixed-charge ratio, as defined, to be 1.5:1 or greater
•limits the ratio of cash dividend payments to Nareit FFO, as defined, to 95%;
•limits the ratio of unsecured debt to unencumbered total asset value, as defined, to 60% or less with a surge to 65% for a period of four consecutive fiscal quarters following a material acquisition;
•requires the unencumbered NOI to interest expense ratio, as defined, to be 1.75:1 or greater; and
•if we were to lose our investment grade rating in the future, the current tangible net worth will be required to exceed the minimum tangible net worth, as defined, at that time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our 2020 Annual Report on Form 10-K, originally filed with the SEC on March 12, 2021, contains a description of our critical accounting policies and estimates, including those relating to real estate acquisitions, rental income, and the valuation of real estate assets. There have been no significant changes to our critical accounting policies during 2021.

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
As of June 30, 2021, we had five interest rate swaps that fixed LIBOR on $930 million of our unsecured term loan facilities. In July 2021, we paid down $375 million in unsecured term loan debt using proceeds from our underwritten IPO. Taking into effect our pay down of this unsecured term loan as if such pay down occurred on June 30, 2021 (“as adjusted”), we had not

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	43

fixed the interest rate on $325 million of our unsecured debt through derivative financial instruments. Further, as of June 30, 2021, we estimate that a one percentage point increase in interest rates on the outstanding balance of our variable rate debt (as adjusted) would result in approximately $3.3 million of additional interest expense annually.
The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure, other than the effect of the unsecured term loan pay down as described above. For further discussion of certain quantitative details related to our interest rate swaps, see Note 7.
See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2020 Annual Report on Form 10-K originally filed with the SEC on March 12, 2021 for more details associated with our exposure to credit risk and market risk.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic has impacted our business and financial performance, and we expect this impact to continue. Our retail and service-based tenants (whom we refer to as a “Neighbor” or our “Neighbors”) depend on in-person interactions with their customers to generate unit-level profitability, and the COVID-19 pandemic has decreased, and may continue to decrease, customers’ willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders may prevent customers from frequenting our Neighbors’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases or to otherwise seek lease modifications or to declare bankruptcy. At the peak of the pandemic-related closure activity, for our wholly-owned properties and those owned through our joint ventures, our temporary closures reached approximately 37% of all Neighbor spaces, totaling 27% of our annualized base rent (“ABR”) and 22% of our gross leasable area (“GLA”). All temporarily closed Neighbors have since been permitted to reopen; however, there are

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	44

continuing economic impacts from the COVID-19 pandemic which could result in future store closures or could reduce the demand for leasing space in our shopping centers.
While most of our Neighbors have reopened, we cannot presently determine how many of the Neighbors that remain closed will reopen, or whether a portion of those that have reopened will be required by government mandates to temporarily close again or will encounter financial difficulties that require them to close permanently. We believe substantially all Neighbors, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. However, we believe it is best to begin negotiation of relief only once a Neighbor has reopened and made payments toward rent and recovery charges accrued. Inclusive of our prorated share of properties owned through our joint ventures, as of July 20, 2021, we have $5.3 million of outstanding payment plans with our Neighbors, and we had recorded rent abatements of approximately $0.7 million during 2021. These payment plans and rent abatements represented approximately 2.0% and 0.3% of portfolio rental income for the six months ended June 30, 2021, respectively. As of July 20, 2021, approximately 54% of payments are scheduled to be received by December 31, 2021 for all executed payment plans, and the weighted-average term over which we expect to receive remaining amounts owed on executed payment plans is approximately twelve months. We are still actively pursuing past due amounts under the terms negotiated with our Neighbors. We are in negotiations with additional Neighbors, which we believe will lead to more Neighbors repaying their past due charges. As of July 20, 2021, we have collected approximately 95% of rent and recoveries billed during the second through fourth quarters of 2020, and approximately 98% of rent and recoveries billed during the first and second quarters of 2021. In the event of any default by a Neighbor under its lease agreement or relief agreement, we may not be able to fully recover, and/or may experience delays in recovering and additional costs in enforcing our rights as landlord to recover, amounts due to us under the terms of the lease agreement and/or relief agreement.
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

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	45

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
We and our consolidated subsidiary, Phillips Edison Grocery Center Operating Partnership I, L.P. (the “Operating Partnership”), entered into tax protection agreements with certain protected partners, which may limit the Operating Partnership’s ability to sell or otherwise dispose of certain shopping centers and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
We and the Operating Partnership entered into a tax protection agreement on October 4, 2017 (the “2017 TPA”) with, among others, Jeffrey S. Edison, our Chairman and Chief Executive Officer, and certain entities controlled by him at the closing of a transaction in May 2017 pursuant to which we internalized our management structure through the acquisition of certain real estate assets and the third party investment management business of Phillips Edison Limited Partnership in exchange for ownership units of the Operating Partnership (“OP units”) and cash. Pursuant to the 2017 TPA, if the Operating Partnership: (i) sells, exchanges, transfers or otherwise disposes of certain shopping centers in a taxable transaction, or undertakes any taxable merger, combination, consolidation or similar transaction (including a transfer of all or substantially all assets), for a period of ten years commencing on October 4, 2017; or (ii) fails, prior to the expiration of such period, to maintain certain minimum levels of indebtedness that would be allocable to each protected partner for tax purposes or, under certain circumstances, fails to offer such protected partners the opportunity to guarantee certain types of the Operating Partnership’s indebtedness, then the Operating Partnership will indemnify each affected protected partner, including Mr. Edison, against certain resulting tax liabilities. Our tax indemnification obligations include a tax gross-up. As of June 30, 2021, 36 of our 272 wholly-owned properties, comprising approximately 11.4% of our ABR, are subject to the protection described in clause (i) above, and the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to such protection is approximately $152.6 million.
We and the Operating Partnership entered into an additional tax protection agreement (the “2021 TPA”) on July 19, 2021 with Mr. Edison; Devin I. Murphy, our President; and Robert F. Myers, our Chief Operating Officer and Executive Vice President, which will become effective upon the expiration of the 2017 TPA. The 2021 TPA generally has the following terms: (i) the 2021 TPA will severally provide to Mr. Edison, Mr. Murphy and Mr. Myers the same protection provided under the 2017 TPA until 2031, so long as (a) Mr. Edison, Mr. Murphy or Mr. Myers (or their permitted transferees), as applicable, individually owns at least 65% of the OP units owned by him as of the date of the execution of the 2021 TPA and (b) in the case of Mr. Murphy or Mr. Myers, Mr. Edison individually owns at least 65% of the OP units owned by him as of the date of the execution of the 2021 TPA; and (ii) the 2021 TPA will provide that following the expiration of the four-year tax protection period under the 2021 TPA, for so long as Mr. Edison holds at least $5.0 million in value of OP units, (a) Mr. Edison will have the opportunity to guarantee debt of the Operating Partnership or enter into a “deficit restoration” obligation, and (b) the Operating Partnership will provide reasonable notice to Mr. Edison before effecting a significant transaction reasonably likely to result in the recognition of more than one-third of the built-in gain allocated to Mr. Edison that is protected under the 2017 TPA as of the date that the 2021 TPA is executed, and will consider in good faith any proposal made by Mr. Edison relating to structuring such transaction in a manner to avoid or mitigate adverse tax consequences to him.
Therefore, although it may be in our stockholders’ best interest for us to cause the Operating Partnership to sell, exchange, transfer or otherwise dispose of one or more of these shopping centers, it may be economically prohibitive for us to do so until the expiration of the applicable protection period because of these indemnity obligations. Moreover, these obligations may require us to cause the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business. As a result, the tax protection agreements could, during their term, restrict our ability to take actions or make decisions that otherwise would be in our best interests.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	46

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2021, we issued 28,000 shares of common stock in redemption of 28,000 OP units.
As described in Item 5. “Other Information”, our Board has approved the termination of the share repurchase program (“SRP”).

ITEM 5. OTHER INFORMATION
On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the Dividend Reinvestment Plan (“DRIP”) and the SRP. The DRIP has been suspended since April 2021. The SRP, which was limited to repurchases resulting from the death, qualifying disability, or the declaration of incompetence of stockholders, has been suspended since March 2021, and the SRP for standard repurchases had been suspended since August 2019.

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	47

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1	*	Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
10.1		Phillips Edison & Company, Inc. 2020 Omnibus Incentive Plan	DEF14A, filed April 7, 2021, Appendix A
10.2
First Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the Lenders and Capital One, National Association, as administrative agent, dated November 16, 2018
Form S-11/A, filed July 7, 2021, Exhibit 10.4
10.3
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and PNC Bank, National Association as administrative agent, dated July 2, 2021
Form 8-K, filed July 2, 2021, Exhibit 10.1
10.4		Tax Protection Agreement by and among Phillips Edison & Company, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., and each Protected Partner identified as a signatory on Schedule I	Form 8-K, filed July 19, 2021, Exhibit 10.1
10.5		Form of LTIP Listing Equity Grant	Form S-11/A, filed July 7, 2021, Exhibit 10.32
10.6		Form of LTIP Listing Equity Grant (Murphy)	Form S-11/A, filed July 7, 2021, Exhibit 10.33
10.7		Form of RSU Listing Equity Grant	Form S-11/A, filed July 7, 2021, Exhibit 10.34
10.8		Form of Restricted Stock Listing Equity Grant	Form S-11/A, filed July 7, 2021, Exhibit 10.35
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: August 5, 2021	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ John P. Caulfield
John P. Caulfield
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY JUNE 30, 2021 FORM 10-Q	49