Form 10-Q
period 2021-09-30
Phillips Edison & Company, Inc.
filed 2021-11-04
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
There were 19.6 million shares of the registrant’s Common Stock, $0.01 par value per share, and 93.7 million shares of Class B stock, $0.01 par value per share, outstanding as of October 29, 2021.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020
(Condensed and Unaudited)
(In thousands, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Investment in real estate:
Land and improvements	$1,528,310	$1,549,362
Building and improvements	3,191,637	3,237,986
In-place lease assets	434,373	441,683
Above-market lease assets	64,555	66,106
Total investment in real estate assets	5,218,875	5,295,137
Accumulated depreciation and amortization	(1,058,765)	(941,413)
Net investment in real estate assets	4,160,110	4,353,724
Investment in unconsolidated joint ventures	32,315	37,366
Total investment in real estate assets, net	4,192,425	4,391,090
Cash and cash equivalents	24,455	104,296
Restricted cash	89,760	27,641
Goodwill	29,066	29,066
Other assets, net	139,451	126,470
Real estate investments and other assets held for sale	16,464	—
Total assets	$4,491,621	$4,678,563

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,699,417	$2,292,605
Below-market lease liabilities, net	96,298	101,746
Earn-out liability	45,000	22,000
Derivative liabilities	35,779	54,759
Deferred income	17,251	14,581
Accounts payable and other liabilities	99,488	176,943
Liabilities of real estate investments held for sale	640	—
Total liabilities	1,993,873	2,662,634
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 650,000 shares authorized, 19,550 shares issued and outstanding at September 30, 2021; zero shares authorized, issued, and outstanding as of
December 31, 2020	196	—
Class B common stock, $0.01 par value per share, 350,000 shares authorized, 93,663 and
93,279 shares issued and outstanding at September 30, 2021 and December 31, 2020,
respectively	936	2,798
Additional paid-in capital (“APIC”)	3,261,585	2,739,358
Accumulated other comprehensive loss (“AOCI”)	(34,806)	(52,306)
Accumulated deficit	(1,054,483)	(999,491)
Total stockholders’ equity	2,173,428	1,690,359
Noncontrolling interests	324,320	325,570
Total equity	2,497,748	2,015,929
Total liabilities and equity	$4,491,621	$4,678,563

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$128,826	$123,298	$386,784	$367,418
Fees and management income	2,435	2,581	7,095	7,506
Other property income	1,073	816	1,906	2,334
Total revenues	132,334	126,695	395,785	377,258
Operating Expenses:
Property operating	21,608	20,835	65,784	62,226
Real estate taxes	16,375	17,282	49,762	50,847
General and administrative	11,627	9,595	32,905	30,141
Depreciation and amortization	53,901	56,095	165,829	168,692
Impairment of real estate assets	698	—	6,754	—
Total operating expenses	104,209	103,807	321,034	311,906
Other:
Interest expense, net	(18,570)	(20,388)	(57,765)	(65,317)
Gain on disposal of property, net	14,093	10,734	31,678	8,616
Other (expense) income, net	(7,086)	196	(25,595)	9,565
Net income	16,562	13,430	23,069	18,216
Net income attributable to noncontrolling interests	(1,929)	(1,646)	(2,739)	(2,251)
Net income attributable to stockholders	$14,633	$11,784	$20,330	$15,965
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (Note 10)	$0.13	$0.12	$0.21	$0.16

Comprehensive income (loss):
Net income	$16,562	$13,430	$23,069	$18,216
Other comprehensive income (loss):
Change in unrealized value on interest rate swaps	4,488	5,098	19,981	(40,013)
Comprehensive income (loss)	21,050	18,528	43,050	(21,797)
Net income attributable to noncontrolling interests	(1,929)	(1,646)	(2,739)	(2,251)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	(562)	(653)	(2,471)	5,145
Reallocation of comprehensive loss upon conversion of noncontrolling interests	—	—	(10)	—
Comprehensive income (loss) attributable to stockholders	$18,559	$16,229	$37,830	$(18,903)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2021 and 2020
	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2020	—	$—	96,822	$2,905	$2,795,434	$(60,075)	$(991,939)	$1,746,325	$341,144	$2,087,469
Change in unrealized value on interest rate swaps	—	—	—	—	—	4,445	—	4,445	653	5,098
Share-based compensation	—	—	—	—	1,036	—	—	1,036	818	1,854
Other	—	—	—	—	185	—	(379)	(194)	(4)	(198)
Net income	—	—	—	—	—	—	11,784	11,784	1,646	13,430
Balance at September 30, 2020	—	$—	96,822	$2,905	$2,796,655	$(55,630)	$(980,534)	$1,763,396	$344,257	$2,107,653

Balance at July 1, 2021	—	$—	93,640	$2,808	$2,749,680	$(38,732)	$(1,041,617)	$1,672,139	$323,249	$1,995,388
Issuance of common stock	19,550	196	—	—	547,205	—	—	547,401	—	547,401
Offering costs, discounts, and commissions	—	—	—	—	(39,042)	—	—	(39,042)	—	(39,042)
Change in unrealized value on interest rate swaps	—	—	—	—	—	3,926	—	3,926	562	4,488
Common distributions declared, $0.255 per share	—	—	—	—	—	—	(27,499)	(27,499)	—	(27,499)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,536)	(3,536)
Share-based compensation	—	—	23	(1)	1,871	—	—	1,870	2,116	3,986
Impact of reverse stock split	—	—	—	(1,871)	1,871	—	—	—	—	—
Net income	—	—	—	—	—	—	14,633	14,633	1,929	16,562
Balance at September 30, 2021	19,550	$196	93,663	$936	$3,261,585	$(34,806)	$(1,054,483)	$2,173,428	$324,320	$2,497,748

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30, 2021 and 2020
	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	—	$—	96,349	$2,890	$2,779,130	$(20,762)	$(947,252)	$1,814,006	$354,788	$2,168,794
Dividend Reinvestment Plan (“DRIP”)	—	—	479	14	15,926	—	—	15,940	—	15,940
Share repurchases	—	—	(96)	(3)	(2,697)	—	—	(2,700)	—	(2,700)
Change in unrealized value on interest rate swaps	—	—	—	—	—	(34,868)	—	(34,868)	(5,145)	(40,013)
Common distributions declared, $0.503 per share	—	—	—	—	—	—	(48,809)	(48,809)	—	(48,809)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,105)	(7,105)
Share-based compensation	—	—	36	2	2,508	—	—	2,510	1,336	3,846
Conversion of noncontrolling interests	—	—	56	2	1,859	—	—	1,861	(1,861)	—
Other	—	—	(2)	—	(71)	—	(438)	(509)	(7)	(516)
Net income	—	—	—	—	—	—	15,965	15,965	2,251	18,216
Balance at September 30, 2020	—	$—	96,822	$2,905	$2,796,655	$(55,630)	$(980,534)	$1,763,396	$344,257	$2,107,653

Balance at January 1, 2021	—	$—	93,279	$2,798	$2,739,358	$(52,306)	$(999,491)	$1,690,359	$325,570	$2,015,929
Issuance of common stock	19,550	196	—	—	547,205	—	—	547,401	—	547,401
Offering costs, discounts, and commissions	—	—	—	—	(39,042)	—	—	(39,042)	—	(39,042)
DRIP	—	—	280	8	7,360	—	—	7,368	—	7,368
Share repurchases	—	—	(24)	—	(123)	—	—	(123)	—	(123)
Change in unrealized value on interest rate swaps	—	—	—	—	—	17,510	—	17,510	2,471	19,981
Common distributions declared, $0.765 per share	—	—	—	—	—	—	(75,322)	(75,322)	—	(75,322)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(10,315)	(10,315)
Share-based compensation	—	—	100	1	4,298	—	—	4,299	4,532	8,831
Conversion of noncontrolling interests	—	—	28	—	743	—	—	743	(743)	—
Reallocation of operating partnership interests	—	—	—	—	(56)	(10)	—	(66)	66	—
Impact of reverse stock split	—	—	—	(1,871)	1,871	—	—	—	—	—
Other	—	—	—	—	(29)	—	—	(29)	—	(29)
Net income	—	—	—	—	—	—	20,330	20,330	2,739	23,069
Balance at September 30, 2021	19,550	$196	93,663	$936	$3,261,585	$(34,806)	$(1,054,483)	$2,173,428	$324,320	$2,497,748
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,069	$18,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	162,979	164,288
Impairment of real estate assets	6,754	—
Depreciation and amortization of corporate assets	2,850	4,404
Net amortization of above- and below-market leases	(2,633)	(2,394)
Amortization of deferred financing expenses	3,581	3,739
Amortization of debt and derivative adjustments	1,133	2,154
Gain on disposal of property, net	(31,678)	(8,616)
Change in fair value of earn-out liability	23,000	(10,000)
Straight-line rent	(6,884)	(3,131)
Share-based compensation	8,831	3,846
Return on investment in unconsolidated joint ventures	1,520	825
Other	1,213	1,497
Changes in operating assets and liabilities:
Other assets, net	(7,470)	(11,914)
Accounts payable and other liabilities	12,048	(5,669)
Net cash provided by operating activities	198,313	157,245
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(88,954)	(23,014)
Capital expenditures	(49,315)	(40,772)
Proceeds from sale of real estate	180,340	48,276
Investment in third parties	(3,000)	—
Return of investment in unconsolidated joint ventures	4,278	1,949
Investment in marketable securities	(5,514)	—
Net cash provided by (used in) investing activities	37,835	(13,561)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	547,401	—
Payment of offering costs	(39,042)	—
Repurchases of Class B stock	(77,765)	(5,211)
Proceeds from revolving credit facility	9,000	255,000
Payments on revolving credit facility	(9,000)	(255,000)
Proceeds from loans payable	480,000	—
Payments on mortgages and loans payable	(1,077,422)	(37,778)
Distributions paid, net of DRIP	(75,669)	(49,083)
Distributions to noncontrolling interests	(11,344)	(9,406)
Other	(29)	(516)
Net cash used in financing activities	(253,870)	(101,994)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(17,722)	41,690
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	131,937	95,108
End of period	$114,215	$136,798

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$24,455	$103,910
Restricted cash	89,760	32,888
Cash, cash equivalents, and restricted cash at end of period	$114,215	$136,798

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$53,463	$59,906
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	239	551
Accrued capital expenditures	4,075	3,587
Change in distributions payable	(7,715)	(16,214)
Change in distributions payable - noncontrolling interests	(1,029)	(2,301)
Change in accrued share repurchase obligation	(77,642)	(2,511)
Distributions reinvested	7,368	15,940

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	7

Phillips Edison & Company, Inc.
Notes to Consolidated Financial Statements
(Condensed and Unaudited)
As of and for the periods ended September 30, 2021

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
We are a real estate investment trust (“REIT”) that invests primarily in omni-channel grocery-anchored neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to two unconsolidated institutional joint ventures, in which we have a partial ownership interest, and one private fund (collectively, the “Managed Funds”) as of September 30, 2021.
As of September 30, 2021, we wholly-owned 267 real estate properties. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture that owned 20 properties, and a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture that owned two properties.
On June 18, 2021, our stockholders approved an amendment to our charter (the “Articles of Amendment”) that effected a change of each share of our common stock outstanding at the time the amendment became effective into one share of a newly created class of Class B common stock (the “Recapitalization”). The Articles of Amendment became effective upon filing with, and acceptance by, the State Department of Assessments and Taxation of Maryland on July 2, 2021. Unless otherwise indicated, all information in this Form 10-Q gives effect to the Recapitalization and references to “shares” and per share metrics refer to our common stock and Class B common stock, collectively.
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
On July 19, 2021, we closed our underwritten initial public offering (“underwritten IPO”), through which we offered 17.0 million shares of a new class of common stock, $0.01 par value per share, at an initial price to the public of $28.00 per share, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) on Form S-11 (File No. 333-255846), as amended. In connection with the underwritten IPO, the underwriters exercised a 30-day option to purchase additional shares of common stock to cover overallotments, and, accordingly, on August 2, 2021, we settled the sale of an additional 2.6 million shares at a price of $28.00 per share. These shares are listed on the Nasdaq Global Select Market (“NASDAQ”) under the trading symbol “PECO”. The underwritten IPO, including the underwriters overallotment election, resulted in gross proceeds of $547.4 million.
On September 20, 2021, the SEC declared effective our bond offering registration as filed on Form S-3 (File Nos. 333-259059 and 333-259059-01) relating to the offer, from time to time, of an unspecified number of debt securities not to exceed a maximum aggregate offering of $1 billion (“Bond Registration”). In October 2021, in connection with this registration, we settled $350 million aggregate principal amount of 2.625% senior notes (“2021 Bond Offering”) priced at 98.692% of the principal amount and maturing in November 2031. The notes are fully and unconditionally guaranteed by us.
Following our underwritten IPO, we are presenting common stock and Class B common stock as separate classes within our consolidated balance sheets and consolidated statements of equity. Any references to “common stock” in this 10-Q refer to our Nasdaq-listed shares sold through the underwritten IPO, whereas Class B common stock refers to the newly-created class of common stock that is not listed. This applies to all historical periods presented herein.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	8

backfilled a number of these spaces and continue to work on backfilling any remaining vacancies. The continuing economic impacts of the COVID-19 pandemic could result in increased permanent store closures, reduce the demand for leasing space in our shopping centers, and/or result in a decline in occupancy and rental revenues in our real estate portfolio. Because of the adverse economic conditions that have occurred as a result of the impacts of the COVID-19 pandemic and any remaining uncertainty related to the pandemic, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly. All of this activity impacts our estimates around the collectibility of revenue and valuation of real estate assets, goodwill and other intangible assets, and certain liabilities, among others.
There were no changes to our significant accounting policies during the nine months ended September 30, 2021, except for those discussed below. For a full summary of our accounting policies, refer to our 2020 Annual Report on Form 10-K as originally filed with the SEC on March 12, 2021.
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2020, which are included in our 2020 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.
Underwritten IPO Costs—Underwritten IPO costs are offset against underwritten IPO proceeds and included as a component of APIC on the consolidated balance sheets. Costs incurred that were related to our underwritten IPO activities but were not directly related to our equity raise were not capitalized and are included as transaction costs, currently in Other (Expense) Income, Net on our consolidated statements of operations and comprehensive income (loss) (“consolidated statements of operations”). As of September 30, 2021, we had underwritten IPO costs of approximately $39.0 million, and we incurred costs related to our underwritten IPO but not directly related to our equity raise of approximately $1.0 million.
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as Taxable REIT Subsidiaries and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized an insignificant amount of federal, state, and local income tax expense for the three and nine months ended September 30, 2021 and 2020, and we retain a full valuation allowance for our deferred tax asset. All income tax amounts are included in Other (Expense) Income, Net on our consolidated statements of operations.
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
Reclassifications—The following line items on our consolidated statement of cash flows for the nine months ended September 30, 2020 were reclassified to conform to current year presentation:
•Return on Investment in Unconsolidated Joint Ventures was listed on a separate line from Other Assets, Net; and
•Net Change in Credit Facility was separated into two lines, Proceeds from Revolving Credit Facility and Payments on Revolving Credit Facility.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	9

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental income related to fixed lease payments(1)	$95,080	$94,511	$284,531	$285,572
Rental income related to variable lease payments(1)(2)	29,919	31,781	88,774	94,278
Straight-line rent amortization(3)	2,365	1,772	6,627	3,103
Amortization of lease assets	898	802	2,602	2,367
Lease buyout income	560	664	3,138	972
Adjustments for collectibility(4)	4	(6,232)	1,112	(18,874)
Total rental income	$128,826	$123,298	$386,784	$367,418
(1)Includes rental income related to lease payments before assessing for collectibility.
(2)Variable payments are primarily related to tenant recovery income.
(3)For the three and nine months ended September 30, 2021, includes unfavorable revenue adjustments to straight-line rent for tenants considered non-creditworthy of $0.2 million and $0.6 million, respectively. Includes favorable adjustments for the three months ended September 30, 2020 of $0.3 million, and unfavorable adjustments of $2.9 million for the nine months ended September 30, 2020.
(4)Includes general reserves as well as adjustments for tenants not considered creditworthy for which we are recording revenue on a cash basis, per ASC Topic 842, Leases (“ASC 842”).
For the three and nine months ended September 30, 2021, we had net favorable changes to general reserves of $0.5 million and $4.6 million, respectively. Additionally, we had net unfavorable adjustments of $0.5 million and $3.5 million, respectively, related to monthly revenue for tenants that we deemed non-creditworthy and for which we were recording revenue on a cash basis.
For the three and nine months ended September 30, 2020, we had net unfavorable adjustments of $0.8 million and $1.7 million, respectively, related to general reserve collections. Additionally, we had net unfavorable adjustments of $5.5 million and $17.2 million, respectively, related to monthly revenue for tenants that we deemed non-creditworthy and for which we were recording revenue on a cash basis.
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of September 30, 2021, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements, payment plans, and tenants who have been moved to the cash basis of accounting for revenue recognition purposes are as follows (in thousands):

Year	Amount
Remaining 2021	$95,360
2022	375,318
2023	332,359
2024	279,403
2025	225,293
Thereafter	568,425
Total	$1,876,158
In response to the COVID-19 pandemic, we executed payment plans with our tenants. As of September 30, 2021, we had $4.1 million of outstanding payment plans with our tenants and we expect to receive remaining amounts owed to us from these plans over a weighted-average term of approximately eleven months.
No single tenant comprised 7% or more of our aggregate annualized base rent (“ABR”) as of September 30, 2021. As of September 30, 2021, our wholly-owned real estate investments in Florida and California represented 12.4% and 10.1% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events, including the impact of the COVID-19 pandemic, in the Florida and California real estate markets.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	10

Lessee—Lease assets and liabilities, grouped by balance sheet line where they are recorded, consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

Balance Sheet Information	Balance Sheet Location	September 30, 2021	December 31, 2020
ROU assets, net - operating leases	Investment in Real Estate	$3,975	$3,867
ROU assets, net - operating and finance leases	Other Assets, Net	1,080	1,438
Operating lease liability	Accounts Payable and Other Liabilities	5,468	5,731
Finance lease liability	Debt Obligations, Net	117	164

4. REAL ESTATE ACTIVITY
Property Sales—The following table summarizes our real estate disposition activity (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Number of properties sold(1)	20	6
Number of outparcels sold(2)(3)	3	—
Proceeds from sale of real estate	$180,340	$48,276
Gain on sale of properties, net(4)	33,121	9,915
(1)We retained an outparcel for one property sold during the nine months ended September 30, 2021, and therefore the sale did not result in a reduction in our total property count.
(2)During the nine months ended September 30, 2021, our outparcel sales included: (i) the only remaining portion of one of our properties; therefore, resulting in a reduction in our total property count; and (ii) an undeveloped parcel of land, as well as an outparcel adjacent to one of our centers, neither of which resulted in a reduction in our total property count.
(3)In addition to the three outparcels sold during the nine months ended September 30, 2021, a tenant at one of our properties exercised a bargain purchase option to acquire a parcel of land that we previously owned. This generated minimal proceeds for us.
(4)The gain on sale of properties, net does not include miscellaneous write-off activity, which is also recorded in Gain on Disposal of Property, Net on the consolidated statements of operations.
Subsequent to September 30, 2021, we sold one property for $4.4 million.
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Number of properties acquired	4	1
Number of outparcels acquired(1)	3	2
Total acquisition price	$88,954	$23,014
(1)Outparcels acquired are adjacent to shopping centers that we own.
The fair value and weighted-average useful life at acquisition for lease intangibles acquired are as follows (dollars in thousands, weighted-average useful life in years):

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
In-place leases	$8,728	10	$1,682	16
Above-market leases	198	5	120	5
Below-market leases	(7,250)	17	(1,882)	26
Subsequent to September 30, 2021, we purchased two properties for $91.2 million.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	11

Property Held for Sale—As of September 30, 2021, three properties were classified as held for sale. As of December 31, 2020, no properties were classified as held for sale. Properties classified as held for sale as of September 30, 2021 were under contract to sell, with no substantive contingencies, and the prospective buyers had significant funds at risk as of the reporting date. Subsequent to September 30, 2021, we sold one of our held for sale properties. A summary of assets and liabilities for the properties held for sale as of September 30, 2021 is below (in thousands):

September 30, 2021
ASSETS
Total investment in real estate assets, net	$16,109
Other assets, net	355
Total assets	$16,464
LIABILITIES
Below-market lease liabilities, net	$323
Accounts payable and other liabilities	317
Total liabilities	$640

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of September 30, 2021 and December 31, 2020, excluding amounts related to assets held for sale (in thousands):

	September 30, 2021	December 31, 2020
Other assets, net:
Deferred leasing commissions and costs	$46,732	$41,664
Deferred financing expenses(1)	4,898	13,971
Office equipment, ROU assets, and other	23,418	21,578
Corporate intangible assets	6,706	6,804
Total depreciable and amortizable assets	81,754	84,017
Accumulated depreciation and amortization	(43,204)	(45,975)
Net depreciable and amortizable assets	38,550	38,042
Accounts receivable, net(2)	35,683	46,893
Accounts receivable - affiliates	417	543
Deferred rent receivable, net(3)	37,821	32,298
Prepaid expenses and other	18,623	8,694
Investment in third parties	3,000	—
Investment in marketable securities	5,357	—
Total other assets, net	$139,451	$126,470
(1)Deferred financing expenses per the above table are related to our revolving line of credit, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $6.3 million and $8.9 million of general reserves for uncollectible amounts as of September 30, 2021 and December 31, 2020, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $12.5 million and $22.8 million as of September 30, 2021 and December 31, 2020, respectively.
(3)Net of $4.8 million and $4.4 million of receivables removed as of September 30, 2021 and December 31, 2020, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	12

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, for our debt obligations as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Interest Rate(1)	September 30, 2021	December 31, 2020
Revolving credit facility	LIBOR + 1.1%	$—	$—
Term loans(2)	1.3% - 4.3%	1,105,000	1,622,500
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 7.2%	215,597	290,022
Finance lease liability		117	164
Assumed market debt adjustments, net		(1,568)	(1,543)
Deferred financing expenses, net		(14,729)	(13,538)
Total		$1,699,417	$2,292,605

Weighted-average interest rate		3.3%	3.1%
(1)Interest rates are as of September 30, 2021.
(2)Our term loans carry an interest rate of LIBOR plus a spread. While most of the rates are fixed through the use of swaps, there is a portion of these loans that are not subject to a swap, and thus are still indexed to LIBOR.
Debt Activity—In July 2021, we entered into a new $980 million credit facility comprised of a $500 million senior unsecured revolving credit facility and two $240 million senior unsecured term loan tranches (the “Refinancing”). In connection with the Refinancing, we paid off a $472.5 million term loan due in November 2025. The revolving credit facility will mature in January 2026, and the two senior unsecured term loan tranches will mature in November 2025 and July 2026, respectively. Additionally, we used proceeds from the underwritten IPO to retire a $375 million term loan that was set to mature in April 2022.
In August 2021, we paid down $150 million of our $300 million term loan that was set to mature in November 2023.
In October 2021, in connection with our Bond Registration, we settled $350 million aggregate principal amount of 2.625% senior notes priced at 98.692% of the principal amount, resulting in gross proceeds of $345.4 million and maturing in November 2031. The notes are fully and unconditionally guaranteed by us. In October 2021, we paid down the remaining $150 million outstanding balance of our $300 million term loan that was set to mature in November 2023, as described above.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, net, and including the effects of derivative financial instruments (see Notes 7 and 12) as of September 30, 2021 and December 31, 2020 is summarized below (in thousands):

	September 30, 2021	December 31, 2020
As to interest rate:
Fixed-rate debt	$1,540,714	$1,727,186
Variable-rate debt	175,000	580,500
Total	$1,715,714	$2,307,686
As to collateralization:
Unsecured debt	$1,105,000	$1,622,500
Secured debt	610,714	685,186
Total	$1,715,714	$2,307,686

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	13

Cash Flow Hedges of Interest Rate Risk—Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $17.5 million will be reclassified from AOCI as an increase to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Count	5	6
Notional amount	$930,000	$1,042,000
Fixed LIBOR	1.3% - 2.9%	1.3% - 2.9%
Maturity date	2022 - 2025	2021 - 2025
Weighted-average term (in years)	2.4	2.8
We assumed five hedges with a notional amount of $570 million as a part of a merger in 2018. The fair value of the five hedges assumed was $14.7 million and is amortized over the remaining lives of the respective hedges and recorded in Interest Expense, Net in the consolidated statements of operations. As of September 30, 2021 and December 31, 2020 there was one remaining hedge with a net unamortized amount remaining of $4.0 million and $5.0 million, respectively.
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amount of (loss) gain recognized in Other Comprehensive Income (Loss)	$(417)	$(45)	$5,397	$(51,575)
Amount of loss reclassified from AOCI into Interest Expense, Net	4,905	5,143	14,584	11,562
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of September 30, 2021, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $35.8 million. As of September 30, 2021, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $35.8 million.

8. COMMITMENTS AND CONTINGENCIES
Litigation—We are involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although, they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, we believe the resolution of such claims and litigation will not have a material adverse effect on our consolidated financial statements.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	14

As of September 30, 2021, we had four letters of credit outstanding totaling approximately $9.0 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

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
Class B Common Stock—On June 18, 2021, our stockholders approved Articles of Amendment that effected the Recapitalization, wherein each share of our common stock outstanding at the time the amendment became effective was converted into one share of a newly created class of Class B common stock.
Our Class B common stock is identical to our common stock, except that (i) our Class B common stock is not listed on a national securities exchange, and (ii) upon the six month anniversary of the listing of our common stock for trading on a national securities exchange, or January 15, 2022 (or such earlier date or dates as may be approved by our Board in certain circumstances with respect to all or any portion of the outstanding shares of our Class B common stock), each share of our Class B common stock will automatically, and without any stockholder action, convert into one share of our listed common stock.
Underwritten IPO—On July 19, 2021, we completed an underwritten IPO and issued 17.0 million shares of common stock at an offering price to the public of $28.00 per share. We used a portion of the net proceeds to reduce our leverage and expect to use the remaining amount to fund external growth with property acquisitions and for other general corporate uses. As part of the underwritten IPO, underwriters were granted an option exercisable within 30 days from July 14, 2021 to purchase up to an additional 2.55 million shares of common stock at the underwritten IPO price, less underwriting discounts and commissions. On July 29, 2021, the underwriters exercised their option. The underwritten IPO, including the underwriters overallotment election, resulted in gross proceeds of $547.4 million.
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to September 30, 2021 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Monthly Distribution Rate	Date Distribution Paid	Cash Distribution
September 2021	9/15/2021	$0.085	10/1/2021	$9,623
October 2021	10/15/2021	0.090	11/1/2021	10,189
On November 3, 2021, our Board authorized distributions for November and December 2021, as well as January 2022, to the stockholders of record at the close of business on November 15, 2021, December 15, 2021, and January 19, 2022, respectively, equal to a monthly amount of $0.09 per share of common stock. OP unit holders will receive distributions at the same rate as common stockholders.
Convertible Noncontrolling Interests—As of September 30, 2021 and December 31, 2020, we had approximately 13.4 million and 13.3 million outstanding OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), OP unit holders may elect to exchange their OP units. The Operating Partnership controls the form of the redemption, and may elect to exchange OP units either for shares of our Class B common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of September 30, 2021 and December 31, 2020 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	15

The table below is a summary of our OP unit activity for the three and nine months ended September 30, 2021 and 2020 (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
OP units converted into shares of Class B common stock(1)	—	—	28	56
Distributions paid on OP units(2)	$3,536	$—	$10,315	$7,105
(1)OP units are converted into shares of our Class B common stock at a 1:1 ratio.
(2)Distributions paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
Underwritten IPO Grants—In connection with our underwritten IPO, we issued a total of 0.5 million restricted stock units (“RSUs”), inclusive of 0.3 million OP units, and restricted stock awards in the form of time-based stock compensation awards with expenses included within Other (Expense) Income, Net. The shares have a grant price of $28.00 per share and, with the exception of one individual whose award is subject to accelerated vesting provisions, 50% of the shares will vest after 18 months and the remaining 50% will vest after 36 months.
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
The impact of these outstanding OP units on basic and diluted EPS has been calculated using the two-class method whereby earnings are allocated to the OP units based on dividends declared and the OP units’ participation rights in undistributed earnings. The effects of the two-class method on basic and diluted EPS were immaterial to the consolidated financial statements during the three and nine months ended September 30, 2021 and 2020.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations, restated for prior periods to display the effect of the reverse split (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to stockholders - basic	$14,633	$11,784	$20,330	$15,965
Net income attributable to convertible OP units(1)	1,929	1,646	2,739	2,251
Net income - diluted	$16,562	$13,430	$23,069	$18,216
Denominator:
Weighted-average shares - basic(2)	108,997	96,822	98,761	96,765
OP units(1)	13,388	14,247	13,371	14,264
Dilutive restricted stock awards	188	119	185	131
Adjusted weighted-average shares - diluted	122,573	111,188	112,317	111,160
Earnings per share of common stock:
Basic and diluted income per share	$0.13	$0.12	$0.21	$0.16
(1)OP units include units that are convertible into Class B common stock or cash, at the Operating Partnership’s option. The Operating Partnership income or loss attributable to these OP units, which is included as a component of Net Income Attributable to Noncontrolling Interests on the consolidated statements of operations, has been added back in the numerator as these OP units were included in the

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	16

denominator for all periods presented. OP units are allocated income on a consistent basis with the common stockholder and therefore have no dilutive impact to earnings per share of common stock.
(2)Includes 93.7 million weighted-average shares of Class B common stock and 15.3 million weighted-average shares of common stock.

11. RELATED PARTY TRANSACTIONS
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Recurring fees(1)	$1,040	$1,233	$3,268	$3,631
Transactional revenue and reimbursements(2)	573	719	1,502	2,109
Insurance premiums(3)	822	629	2,325	1,766
Total fees and management income	$2,435	$2,581	$7,095	$7,506
(1)Recurring fees include asset management fees and property management fees.
(2)Transactional revenue includes items such as leasing commissions, construction management fees, and acquisition fees.
(3)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership has agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of September 30, 2021, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $150 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete Section 1031 Exchanges (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters—We are the limited guarantor for up to $190 million, capped at $50 million in most instances, of debt for our NRP joint venture. As of September 30, 2021, the outstanding loan balance related to our NRP joint venture was $32.1 million. As of September 30, 2021, we were also the limited guarantor of a $175 million mortgage loan secured by GRP I properties. Our guaranty for both the NRP and GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, in both cases, we are also party to an agreement with our institutional joint venture partners in which any potential liability under such guarantees will be apportioned between us and our applicable joint venture partner based on our respective ownership percentages in the applicable joint venture. We have no liability recorded on our consolidated balance sheets for either guaranty as of September 30, 2021 and December 31, 2020.
Additionally, during 2021, we made a cash investment of $3.0 million into a third-party company in exchange for preferred shares of their stock. As part of the investment agreement, the third-party company committed to enter into leases at two of our properties. As of September 30, 2021, we had entered into two leases under the terms of the investment agreement, both of which carry a term of ten years, over which period we expect to receive contractual rents of $2.6 million in total for both leases.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	17

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
The following is a summary of borrowings as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Term loans	$1,091,518	$1,106,176	$1,610,204	$1,621,902
Secured portfolio loan facilities	391,492	404,132	391,131	404,715
Mortgages(2)	216,407	223,976	291,270	303,647
Total	$1,699,417	$1,734,284	$2,292,605	$2,330,264
(1)Recorded principal balances include net deferred financing expenses of $14.7 million and $13.5 million as of September 30, 2021 and December 31, 2020, respectively. Recorded principal balances also include assumed market debt adjustments of $1.6 million and $1.5 million as of September 30, 2021 and December 31, 2020, respectively. We have recorded deferred financing expenses related to our revolving credit facility, which are not included in these balances, but included in Other Assets, Net on our consolidated balance sheets.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities, earn-out liability, and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the nine months ended September 30, 2021 and the year ended December 31, 2020, were as follows (in thousands):

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities	$5,357	$—	$—	$—	$—	$—
Derivative liabilities(1)	—	(35,779)	—	—	(54,759)	—
Earn-out liability	—	—	(45,000)	—	—	(22,000)
Nonrecurring
Impaired real estate assets, net(2)	$—	$24,000	$—	$—	$19,350	$—
Impaired corporate ROU asset, net	—	—	—	—	537	—
(1)We record derivative liabilities in Derivative Liabilities on our consolidated balance sheets.
(2)The carrying value of impaired real estate assets may have subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.
Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.
Derivative Instruments—As of September 30, 2021 and December 31, 2020, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2021 and December 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	18

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
Prior to the second quarter of 2021, we estimated the fair value of the earn-out liability on a quarterly basis using the Monte Carlo method. Following our underwritten IPO, the only remaining variable for calculating final amounts to be paid under the earn-out agreement was the liquidity event price per share. Therefore, as of September 30, 2021, we estimated the fair value of the liability related to the earn-out using a probability-weighted model to estimate the liquidity event price per share. In calculating the fair value of this liability as of September 30, 2021, we have determined that 1.4 million OP units have been earned with the possibility of up to an additional 0.3 million units being issued.
For the three months ended September 30, 2021, we recorded expense of $5.0 million related to the change in fair value of the earn-out liability. There was no change to the fair value of our earn-out liability for the three months ended September 30, 2020. We recorded expense of $23.0 million and income of $10.0 million, respectively, for the nine months ended September 30, 2021 and September 30, 2020 related to changes in the fair value of the earn-out liability. The increase in the fair value of the liability as of September 30, 2021 was attributable to the commencement of our underwritten IPO as well as improved market conditions in 2021. The change in fair value for each period has been recognized in Other (Expense) Income, Net in the consolidated statements of operations.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. During the three and nine months ended September 30, 2021, we impaired assets that were under contract at a disposition price that was less than carrying value, or that had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds, which we consider to be a Level 2 input in the fair value hierarchy. There were no impairment charges recorded during the three and nine months ended September 30, 2020.
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
We recorded the following expense upon impairment of real estate assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Impairment of real estate assets	$698	$—	$6,754	$—

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	19

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. All references to “Notes” throughout this document refer to the footnotes to the consolidated financial statements in “Part I, Item 1. Financial Statements”. See also “Cautionary Note Regarding Forward-Looking Statements” below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. Such statements include, but are not limited to, (a) statements about our plans, strategies, initiatives, and prospects; (b) statements about the COVID-19 pandemic, including its duration and potential or expected impact on our tenants, our business, and our view on forward trends; (c) statements about our underwritten incremental yields; and (d) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) competition from other available shopping centers and the attractiveness of properties in our portfolio to our tenants; (v) the financial stability of our tenants, including, without limitation, their ability to pay rent; (vi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (vii) increases in our borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (viii) potential liability for environmental matters; (ix) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (x) our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax, and other considerations; (xi) changes in tax, real estate, environmental, and zoning laws; (xii) information technology security breaches; (xiii) our corporate responsibility initiatives; (xiv) loss of key executives; (xv) the measures taken by federal, state, and local government agencies and tenants in response to the COVID-19 pandemic, including mandatory business shutdowns, “stay-at-home” orders and social distancing guidelines, the duration of any such measures and the extent to which the revenues of our tenants recover following the lifting of such restrictions; (xvi) the effectiveness or lack of effectiveness of governmental relief in providing assistance to individuals and businesses adversely impacted by the COVID-19 pandemic, including our tenants; (xvii) the effects of the COVID-19 pandemic, including on the demand for consumer goods and services and levels of consumer confidence in the safety of visiting shopping centers as a result of the COVID-19 pandemic; (xviii) the impact of the COVID-19 pandemic on our tenants and their ability and willingness to renew their leases upon expiration; (xix) our ability to re-lease our properties on the same or better terms, or at all, in the event of non-renewal or in the event we exercise our right to replace an existing tenant; (xx) the loss or bankruptcy of our tenants, particularly in light of the adverse impact to the financial health of many retailers and service providers that has occurred and continues to occur as a result of the COVID-19 pandemic; (xxi) the pace of recovery following the COVID-19 pandemic given its unpredictable nature and impact on macroeconomic conditions; (xxii) to the extent we were seeking to dispose of properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices or at all; and (xxiii) our ability to implement cost containment strategies. Additional important factors that could cause actual results to differ are described in the filings made from time to time by the Company with the SEC and include the risk factors and other risks and uncertainties described in our 2020 Annual Report on Form 10-K, as originally filed with the SEC on March 12, 2021, and any subsequently filed Quarterly Reports on Form 10-Q, in each case as updated from time to time in our periodic and/or current reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	21

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
•ABR—We use ABR to refer to the monthly contractual base rent as of September 30, 2021 multiplied by twelve months.
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
•Comparable rent spread—This metric is calculated as the percentage increase or decrease in first-year ABR (excluding any free rent or escalations) on new or renewal leases (excluding options) where the lease was considered a comparable lease. This metric provides an indication of our ability to generate revenue growth through leasing activity.
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
FINANCIAL PERFORMANCE—In addition to financial metrics calculated in accordance with GAAP, such as net income, we utilize non-GAAP metrics to measure our operational and financial performance. See the section within this Item 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures” for further discussion on the following metrics.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	22

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
•Net Debt to Total Enterprise Value—This ratio is calculated by dividing net debt by total enterprise value, as defined below. It provides insight into our capital structure and usage of debt.
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
As of September 30, 2021, we wholly-owned 267 real estate properties. Additionally, we owned a 14% interest in GRP I, a joint venture that owned 20 properties, and a 20% interest in NRP, a joint venture that owned two properties.
RECAPITALIZATION—On June 18, 2021, our stockholders approved Articles of Amendment that effected the Recapitalization, wherein each share of our common stock outstanding at the time the amendment became effective was converted into one share of a newly created class of Class B common stock. The Articles of Amendment became effective upon filing with, and acceptance by, the State Department of Assessments and Taxation of Maryland on July 2, 2021. Unless otherwise indicated, all information in this Form 10-Q gives effect to the Recapitalization and references to “shares” and per share metrics refer to our common stock and Class B common stock, collectively (see Note 9).
REVERSE STOCK SPLIT—On July 2, 2021, our Board approved an amendment to our articles of incorporation to effect a one-for-three reverse stock split. Concurrent with the reverse split, the Operating Partnership enacted a one-for-three reverse split of its outstanding OP units. Unless otherwise indicated, the information in this Form 10-Q gives effect to the reverse stock and OP unit splits (see Note 9).
UNDERWRITTEN INITIAL PUBLIC OFFERING—On July 19, 2021, we closed our underwritten IPO, through which we offered 17.0 million shares of a new class of common stock, $0.01 par value per share, at an initial price to the public of $28.00 per share, pursuant to a registration statement filed with the SEC on Form S-11 (File No. 333-255846), as amended. In connection with the underwritten IPO, the underwriters exercised a 30-day option to purchase additional shares of common stock to cover overallotments, and, accordingly, on August 2, 2021, we settled the sale of an additional 2.6 million shares at a price of $28.00 per share. These shares are listed on NASDAQ under the trading symbol “PECO”. The underwritten IPO, including the underwriters overallotment election, resulted in gross proceeds of $547.4 million.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	23

On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the DRIP and the SRP.
2021 BOND OFFERING—In October 2021, in connection with our Bond Registration, we settled the 2021 Bond Offering priced at 98.692% of the principal amount and maturing in November 2031. This offering resulted in gross proceeds of $345.4 million. The notes are fully and unconditionally guaranteed by us.
COVID-19 STRATEGY—During 2020, as a result of the COVID-19 pandemic, many state governments issued “stay-at-home” mandates that generally limited travel and movement of the general public to essential activities only and required all non-essential businesses to close. All statistics and financial results included in this COVID-19 Strategy section are approximate and include the prorated portion attributable to properties owned through our joint ventures.
Our management team determined the recovery of our portfolio was dependent on the execution of key actions, including guiding our Neighbors toward returning to monthly rent payments, recovering missed charges, and monitoring for credit risk. Our actions in conjunction with the resiliency of our tenant mix has led to improved collections from the second quarter of 2020. Further, we believe our collections have returned to levels consistent with those prior to the onset of the pandemic. The following table summarizes our collections by quarter, as they were originally reported as well as updated for payments received subsequent to the month billed:

	Originally Reported	Current(1)
Q2 2020	86%	93%
Q3 2020	94%	97%
Q4 2020	95%	97%
Q1 2021	95%	98%
Q2 2021	98%	99%
Q3 2021	N/A	99%
(1)Collections include those received through October 20, 2021.
We believe substantially all Neighbors, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. However, we decided to negotiate relief for a small subset of our Neighbors, including rent deferrals. As of October 20, 2021, we have $4.2 million of outstanding payment plans with our Neighbors of which approximately 28% are scheduled to be received by December 31, 2021. As of October 20, 2021, the weighted-average term over which we expect to receive remaining amounts owed on executed payment plans is approximately eleven months. We cannot guarantee that we will ultimately be able to collect these amounts.
Despite seeing improvements in collections for current and past due amounts during 2021, the negative impact the pandemic has had on our Neighbors continues to be considered in our evaluation of Neighbors who potentially pose a credit risk. For Neighbors with a higher degree of uncertainty as to their creditworthiness, we may not record revenue for amounts billed until the cash is received. For the three and nine months ended September 30, 2021, we had $0.6 million and $4.2 million, respectively, in net unfavorable monthly revenue adjustments for Neighbors who are being accounted for on a cash basis. For the three and nine months ended September 30, 2020, we had $5.3 million and $20.3 million, respectively, in net unfavorable monthly revenue adjustments for Neighbors who were being accounted for on a cash basis. As of September 30, 2021, our Neighbors currently being accounted for on a cash basis represented approximately 8% of our total Neighbor spaces, or approximately 7.3% of portfolio ABR. Further, many of our Neighbors who are on a cash basis of accounting are actively making payments toward their outstanding balances. When considering the ABR associated with Neighbors who are currently on a cash basis of accounting, 79% of this ABR is represented by Neighbors who are actively making payments.
Additionally, certain of our Neighbors entered into bankruptcy proceedings. We believe that Neighbors in the bankruptcy process represent an exposure of less than 1% of our total portfolio ABR as of September 30, 2021. We have included our assessment of the impact of these bankruptcies in our estimate of rent collectibility, which impacted recorded revenue, as noted previously.
Certain of our Neighbors were unable to remain in their spaces as a result of the factors previously noted. Despite this fallout, our leasing activity has been strong as demand for space in our centers remains high, allowing us to re-lease these spaces to Neighbors who may increase our concentration of necessity-based and omni-channel retailers. For the three and nine months ended September 30, 2021, our wholly-owned portfolio retention rate was 91.2% and 88.3%, respectively. Additionally, for the three and nine months ended September 30, 2021, for our wholly-owned portfolio, we executed 140 and 417 new leases, respectively, each an increase as compared to the same period a year ago.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	24

PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of September 30, 2021 and 2020 (dollars and square feet in thousands):

	September 30, 2021	September 30, 2020
Number of properties	267	283
Number of states	31	31
Total square feet	30,443	31,731
ABR	$388,272	$385,375
% ABR from omni-channel grocery-anchored shopping centers	96.3%	97.0%
Leased % of rentable square feet:
Total portfolio spaces	95.6%	95.3%
Anchor spaces	97.6%	98.3%
Inline spaces	91.9%	89.5%
Average remaining lease term (in years)(1)	4.6	4.5
(1)The average remaining lease term in years excludes future options to extend the term of the lease.
The following table details information for our joint ventures as of September 30, 2021, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	September 30, 2021
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
Grocery Retail Partners I	14%	20	$29,222	2,214
Necessity Retail Partners	20%	2	4,004	228

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	25

LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations, excluding our Neighbors who are occupying space on a temporary basis, after September 30, 2021 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our joint ventures:

$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$2.2
$5.1
$36.0
$52.4
$57.0
$56.6
$59.9
$30.7
$21.8
$20.4
$16.1
$35.0
MTM (72)
2021 (111)
2022 (649)
2023 (711)
2024 (808)
2025 (699)
2026 (749)
2027 (336)
2028 (240)
2029 (160)
2030 (116)
2031+ (285)
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	26

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, by Neighbor type as of September 30, 2021:

**Leased Square Feet by Neighbor Type**

National & Regional: 35.3%
Local: 16.6%
Grocery Anchor: 48.1%

ABR
by Neighbor Type
Grocery
Anchor:
34.8%
National &
Regional:
40.4%
Local:
24.8%

The following charts present the composition of our portfolio by Neighbor industry as of September 30, 2021:

## Leased Square Feet by Neighbor Industry

Grocery Anchor: 48.1%
Retail Stores: 24.7%
Services: 18.0%
Restaurant: 9.2%

ABR by Neighbor Industry

Retail Stores: 22.3%
Services: 26.6%
Restaurant: 16.3%
Grocery Anchor: 34.8%

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	27

NECESSITY-BASED GOODS AND SERVICES—We define “Necessity-based goods and services” as goods and services that are indispensable, necessary, or common for day-to-day living, or that tend to be inelastic (i.e., those for which the demand does not change based on a consumer’s income level). We estimate that approximately 72% of our ABR, including the pro rata portion attributable to properties owned through our joint ventures, is from Neighbors providing necessity-based goods and services. Additionally, within Necessity-based goods and services, we estimate that approximately 50% of our ABR is from retail and service businesses generally deemed essential under most state and local mandates issued in response to the COVID-19 pandemic, including those that may have temporarily closed at various points during the pandemic due to decreases in foot traffic and customer patronage as a result of “stay-at-home” mandates and social distancing guidelines implemented in response to the pandemic.
TOP TWENTY NEIGHBORS—The following table presents our top twenty Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our joint ventures, as of September 30, 2021 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$25,830	6.6%	3,244	11.0%	59
Publix	23,145	5.9%	2,304	7.8%	57
Ahold Delhaize	17,113	4.4%	1,204	4.1%	22
Albertsons-Safeway	16,804	4.3%	1,599	5.4%	29
Walmart	8,933	2.3%	1,770	6.0%	13
Giant Eagle	7,924	2.0%	828	2.8%	11
TJX Companies	5,205	1.3%	445	1.5%	16
Sprouts Farmers Market	5,000	1.3%	334	1.1%	11
Raley's	3,884	1.0%	253	0.9%	4
Dollar Tree	3,448	0.9%	351	1.2%	37
SUPERVALU	3,209	0.8%	336	1.1%	5
Subway Group	2,633	0.7%	106	0.4%	75
Anytime Fitness, Inc.	2,598	0.7%	166	0.6%	34
Schnucks	2,545	0.6%	249	0.8%	4
Lowe's	2,470	0.6%	369	1.3%	4
Kohl's Corporation	2,241	0.6%	365	1.3%	4
Food 4 Less (PAQ)	2,215	0.6%	118	0.4%	2
Save Mart	2,174	0.6%	258	0.9%	5
Petco Animal Supplies, Inc.	2,130	0.5%	127	0.4%	11
Big Y	2,022	0.5%	115	0.4%	3
Total	$141,523	36.2%	14,541	49.4%	406
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, in the event that a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES OF THE COVID-19 PANDEMIC—The COVID-19 pandemic resulted in reduced revenues beginning with the second quarter of 2020 and continuing through early 2021, and our estimates around collectibility will likely continue to create volatility in our earnings. Although we have seen improved collections of current and past due rent amounts during 2021, the total impact of such collections and estimates around collectibility on revenue is still volatile at this time. The duration of the pandemic and mitigating measures, and the resulting economic impact, has caused some of our Neighbors to permanently vacate their spaces and/or not renew their leases, and we may have difficulty leasing these spaces on the same or better terms or at all, and/or incur additional costs to lease vacant spaces, which may reduce our occupancy rates in the future and ultimately reduce our revenue. Extended periods of vacancy or reduced revenues may trigger impairments of our real estate assets.
We believe that our investment focus on grocery-anchored shopping centers that provide daily necessities has helped and will continue to help lessen the negative effect of the pandemic on our business compared to non-grocery anchored shopping centers.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	28

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Three Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2021	2020	$	%(1)
Revenues:
Rental income	$128,826	$123,298	$5,528	4.5%
Fee and management income	2,435	2,581	(146)	(5.7)%
Other property income	1,073	816	257	31.5%
Total revenues	132,334	126,695	5,639	4.5%
Operating Expenses:
Property operating expenses	21,608	20,835	(773)	(3.7)%
Real estate tax expenses	16,375	17,282	907	5.2%
General and administrative expenses	11,627	9,595	(2,032)	(21.2)%
Depreciation and amortization	53,901	56,095	2,194	3.9%
Impairment of real estate assets	698	—	(698)	NM
Total operating expenses	104,209	103,807	(402)	(0.4)%
Other:
Interest expense, net	(18,570)	(20,388)	1,818	8.9%
Gain on disposal of property, net	14,093	10,734	3,359	31.3%
Other (expense) income, net	(7,086)	196	(7,282)	NM
Net income	16,562	13,430	3,132	23.3%
Net income attributable to noncontrolling interests	(1,929)	(1,646)	(283)	(17.2)%
Net income attributable to stockholders	$14,633	$11,784	$2,849	24.2%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 261 properties that were owned and operational prior to January 1, 2020. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing to real estate asset activity occurring after December 31, 2019, which includes 26 properties disposed of and six properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended September 30, 2021 and 2020:
Rental Income increased $5.5 million as follows:
•$7.9 million increase related to our same-center portfolio primarily as follows:
▪$5.6 million increase primarily due to stronger collections in 2021 as compared with lower collections in 2020, the increase owing largely to the ongoing recovery of our portfolio in the wake of the COVID-19 pandemic and its economic impact, including a decrease in Neighbors we have identified as a credit risk; and
▪$2.2 million increase primarily due to a $0.53 increase in average minimum rent per square foot, partially offset by a 0.8% decline in average occupancy.
•$2.4 million decrease primarily related to our net disposition of 20 properties.
Property Operating Expenses increased $0.8 million primarily as follows:
•$1.1 million increase related to our same-center portfolio and corporate operating activities as follows:
▪$0.6 million increase owing largely to lower performance-based compensation in 2020 as a result of the COVID-19 pandemic, as compared to 2021; and
▪$0.5 million increase in insurance expenses primarily due to higher market rates and an increase in claims and claim development.
•$0.4 million decrease related to our net disposition of 20 properties.
Real Estate Tax Expenses:
•The $0.9 million decrease in real estate tax expenses is primarily due to successful tax appeals and favorable assessments at our centers, as well as our net disposition of 20 properties.
General and Administrative Expenses increased $2.0 million primarily as follows:
•$1.5 million increase owing largely to lower expense for performance-based compensation in 2020 as a result of the COVID-19 pandemic, as compared to 2021; and

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	29

•$0.5 million increase primarily due to an increase in directors and officers insurance costs as a result of our underwritten IPO.
Depreciation and Amortization decreased $2.2 million as follows:
•$1.2 million decrease related to our net disposition of 20 properties; and
•$1.0 million decrease related to our same-center portfolio and corporate operating activities, primarily due to intangible assets becoming fully amortized.
Interest Expense, Net:
•The $1.8 million decrease during the three months ended September 30, 2021 as compared to the same period in 2020 was due to lower outstanding debt as a result of repayments. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended September 30,
	2021	2020
Interest on revolving credit facility, net	$237	$260
Interest on term loans, net	8,913	11,195
Interest on secured debt	6,049	7,308
Loss on extinguishment or modification of debt, net	1,674	—
Non-cash amortization and other	1,697	1,625
Interest expense, net	$18,570	$20,388

Weighted-average interest rate as of end of period	3.3%	3.1%
Weighted-average term (in years) as of end of period	4.2	4.3
Gain on Disposal of Property, Net:
•The $3.4 million increase was primarily related to the sale of seven properties and two outparcels with a net gain (in addition to other property-related miscellaneous disposals and write-offs) of $14.1 million during the three months ended September 30, 2021, as compared to the sale of two properties (as well as other property-related miscellaneous disposals and write-offs) with a net gain of $10.7 million during the three months ended September 30, 2020 (see Note 4).
Other (Expense) Income, Net:
•The $7.3 million change was largely due to the change in the fair value of our earn-out liability as a result of general improving market conditions, as well as an increase in transaction and acquisition expenses as a result of restricted stock units awarded in connection with our underwritten IPO. Other (Expense) Income, Net was comprised of the following (dollars in thousands):

	Three Months Ended September 30,
	2021	2020
Change in fair value of earn-out liability	$(5,000)	$—
Transaction and acquisition expenses	(1,775)	(152)
Equity in net (loss) income of unconsolidated joint ventures	(54)	133
Federal, state, and local income tax expense	(165)	(173)
Other	(92)	388
Other (expense) income, net	$(7,086)	$196

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	30

SUMMARY OF OPERATING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2021	2020	$	%(1)
Revenues:
Rental income	$386,784	$367,418	$19,366	5.3%
Fee and management income	7,095	7,506	(411)	(5.5)%
Other property income	1,906	2,334	(428)	(18.3)%
Total revenues	395,785	377,258	18,527	4.9%
Operating Expenses:
Property operating expenses	65,784	62,226	(3,558)	(5.7)%
Real estate tax expenses	49,762	50,847	1,085	2.1%
General and administrative expenses	32,905	30,141	(2,764)	(9.2)%
Depreciation and amortization	165,829	168,692	2,863	1.7%
Impairment of real estate assets	6,754	—	(6,754)	NM
Total operating expenses	321,034	311,906	(9,128)	(2.9)%
Other:
Interest expense, net	(57,765)	(65,317)	7,552	11.6%
Gain on disposal of property, net	31,678	8,616	23,062	NM
Other (expense) income, net	(25,595)	9,565	(35,160)	NM
Net income	23,069	18,216	4,853	26.6%
Net income attributable to noncontrolling interests	(2,739)	(2,251)	(488)	(21.7)%
Net income attributable to stockholders	$20,330	$15,965	$4,365	27.3%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
For details surrounding our basis for analyzing significant fluctuations in our results of operations as well as definitions related to our portfolio of real estate assets, please see the Summary of Operating Activities for the Three Months Ended September 30, 2021 and 2020 section above. Below are explanations of the significant fluctuations in the results of operations for the nine months ended September 30, 2021 and 2020:
Rental Income increased $19.4 million as follows:
•$23.0 million increase related to our same-center portfolio primarily as follows:
▪$21.2 million increase primarily due to stronger collections in 2021 as compared with lower collections in 2020, the increase owing largely to the ongoing recovery of our portfolio in the wake of the COVID-19 pandemic and its economic impact, including a decrease in Neighbors we have identified as a credit risk, as well as collections on charges that were uncollected in 2020;
▪$4.2 million increase primarily due to a $0.48 increase in average minimum rent per square foot, partially offset by a 0.9% decline in average occupancy; and
▪$2.3 million decrease owing largely to lower recoveries from a lower recovery rate and lower occupancy.
•$3.6 million decrease primarily related to our net disposition of 20 properties.
Property Operating Expenses increased $3.6 million primarily as follows:
•$4.0 million increase related to our same-center portfolio and corporate operating activities as follows:
▪$2.8 million increase owing largely to lower expense for performance-based compensation in 2020 as a result of the COVID-19 pandemic, as compared to 2021; and
▪$1.2 million increase primarily due to higher insurance expenses attributed to higher market rates and an increase in claims and claim development.
•$0.5 million decrease related to our net disposition of 20 properties.
Real Estate Tax Expenses:
•The $1.1 million decrease in real estate tax expenses is primarily due to successful tax appeals and favorable assessments at our centers, as well as our net disposition of 20 properties.
General and Administrative Expenses increased $2.8 million primarily as follows:
•$5.8 million increase owing largely to lower expense for performance-based compensation in 2020 as a result of the COVID-19 pandemic, as compared to 2021;
•$1.7 million decrease primarily due to lower third-party consultant and custodial costs; and

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	31

•$1.4 million decrease related to expense reductions taken in 2020 to reduce the impact of the COVID-19 pandemic, with the majority of these decreases related to overhead costs at our corporate offices.
Depreciation and Amortization decreased $2.9 million as follows:
•$1.8 million decrease related to our net disposition of 20 properties; and
•$1.1 million decrease related to our same-center portfolio and corporate operating activities, primarily due to intangible assets becoming fully amortized.
Impairment of Real Estate Assets:
•The $6.8 million increase in impairment of real estate assets was due to assets that have sold during 2021 as well as assets that are actively being marketed for sale at a disposition price that is less than the carrying value.
Interest Expense, Net:
•The $7.6 million decrease during the nine months ended September 30, 2021 as compared to the same period in 2020 was due to: (i) lower borrowings as a result of early repayments of debt; (ii) the $200 million draw and subsequent repayment of our draw on the revolver during the second quarter of 2020; and (iii) lower average interest rates due to the decrease in LIBOR. Interest Expense, Net was comprised of the following (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Interest on revolving credit facility, net	$672	$1,455
Interest on term loans, net	30,119	35,611
Interest on secured debt	19,075	21,973
Loss on extinguishment or modification of debt, net	2,784	73
Non-cash amortization and other	5,115	6,205
Interest expense, net	$57,765	$65,317

Weighted-average interest rate as of end of period	3.3%	3.1%
Weighted-average term (in years) as of end of period	4.2	4.3
Gain on Disposal of Property, Net:
•The $23.1 million increase was primarily related to the sale of 20 properties and three outparcels (in addition to other miscellaneous property-related disposals and write-offs) with a net gain of $31.7 million during the nine months ended September 30, 2021, as compared to the sale of six properties (as well as other property-related miscellaneous disposals and write-offs) with a net gain of $8.6 million during the nine months ended September 30, 2020 (see Note 4).
Other (Expense) Income, Net:
•The $35.2 million change was largely due to the change in the fair value of our earn-out liability as a result of general improving market conditions, as well as an increase in transaction and acquisition expenses as a result of restricted stock units awarded in connection with our underwritten IPO. Other (Expense) Income, Net was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020
Change in fair value of earn-out liability	$(23,000)	$10,000
Transaction and acquisition expenses	(2,850)	(211)
Equity in income (loss) of unconsolidated joint ventures	747	(506)
Federal, state, and local income tax expense	(496)	(382)
Other	4	664
Other (expense) income, net	$(25,595)	$9,565

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	32

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended September 30, 2021 and 2020(1):

	Total Deals		Inline Deals
	2021	2020	2021	2020
New leases:
Number of leases	140	111	133	110
Square footage (in thousands)	551	302	312	287
ABR (in thousands)	$9,172	$5,181	$6,749	$5,023
ABR per square foot	$16.63	$17.15	$21.64	$17.49
Cost per square foot of executing new leases	$24.11	$27.25	$31.15	$26.01
Number of comparable leases	57	34	56	34
Comparable rent spread	14.1%	8.2%	14.1%	8.2%
Weighted-average lease term (in years)	8.6	6.6	6.2	6.3
Renewals and options:
Number of leases	128	119	110	101
Square footage (in thousands)	854	1,035	211	244
ABR (in thousands)	$11,082	$12,473	$5,377	$4,993
ABR per square foot	$12.98	$12.06	$25.53	$20.45
ABR per square foot prior to renewals	$12.30	$11.56	$22.85	$19.16
Percentage increase in ABR per square foot	5.5%	4.3%	11.7%	6.7%
Cost per square foot of executing renewals and options(2)	$0.22	$0.60	$0.86	$1.39
Number of comparable leases(3)	97	87	91	82
Comparable rent spread(3)	8.9%	4.1%	13.1%	6.4%
Weighted-average lease term (in years)	5.4	4.8	4.6	4.2
Portfolio retention rate	91.2%	90.4%	80.4%	74.9%
(1)Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)During the third quarter of 2021, we refined our calculation of cost per square foot of executing renewals and options to better align with actual costs incurred. Prior period amounts have been adjusted to reflect costs on the same basis.
(3)Excludes exercise of options.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	33

Below is a summary of leasing activity for our wholly-owned properties for the nine months ended September 30, 2021 and 2020(1):

	Total Deals		Inline Deals
	2021	2020	2021	2020
New leases:
Number of leases	417	259	401	245
Square footage (in thousands)	1,360	881	931	627
ABR (in thousands)	$23,630	$13,778	$19,171	$11,038
ABR per square foot	$17.38	$15.63	$20.59	$17.62
Cost per square foot of executing new leases	$27.52	$23.25	$30.05	$25.89
Number of comparable leases	184	79	181	78
Comparable rent spread	14.9%	9.7%	14.9%	9.7%
Weighted-average lease term (in years)	8.1	7.7	6.4	6.6
Renewals and options:
Number of leases	465	354	416	309
Square footage (in thousands)	2,880	2,749	855	702
ABR (in thousands)	$35,449	$31,135	$19,752	$14,498
ABR per square foot	$12.31	$11.33	$23.10	$20.64
ABR per square foot prior to renewals	$11.58	$10.74	$21.11	$18.94
Percentage increase in ABR per square foot	6.3%	5.4%	9.4%	9.0%
Cost per square foot of executing renewals and options(2)	$0.56	$0.72	$1.22	$1.18
Number of comparable leases(3)	388	263	372	252
Comparable rent spread(3)	8.2%	7.4%	9.8%	9.9%
Weighted-average lease term (in years)	5.0	4.9	4.1	4.0
Portfolio retention rate	88.3%	82.7%	80.1%	70.5%
(1)    Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)During the third quarter of 2021, we refined our calculation of cost per square foot of executing renewals and options to better align with actual costs incurred. Prior period amounts have been adjusted to reflect costs on the same basis.
(3)Excludes exercise of options.

NON-GAAP MEASURES
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators and Defined Terms” of this filing on Form 10-Q for a discussion related to the following non-GAAP measures.

SAME-CENTER NET OPERATING INCOME—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our Same-Center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three and nine months ended September 30, 2021 and 2020, Same-Center NOI represents the NOI for the 261 properties that were wholly-owned and operational for the entire portion of both comparable periods.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	34

The table below presents our Same-Center NOI for the current period and the comparable prior period (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues:
Rental income(1)	$91,490	$89,188	$2,302		$271,643	$269,669	$1,974
Tenant recovery income	29,937	31,102	(1,165)		87,025	91,211	(4,186)
Reserves for uncollectibility(2)	57	(5,807)	5,864		1,318	(17,817)	19,135
Other property income	1,010	765	245		1,740	2,213	(473)
Total revenues	122,494	115,248	7,246	6.3%	361,726	345,276	16,450	4.8%
Operating expenses:
Property operating expenses	17,333	16,439	(894)		53,397	50,448	(2,949)
Real estate taxes	16,039	16,793	754		48,452	49,648	1,196
Total operating expenses	33,372	33,232	(140)	(0.4)%	101,849	100,096	(1,753)	(1.8)%
Total Same-Center NOI	$89,122	$82,016	$7,106	8.7%	$259,877	$245,180	$14,697	6.0%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
SAME-CENTER NOI RECONCILIATION—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$16,562	$13,430	$23,069	$18,216
Adjusted to exclude:
Fees and management income	(2,435)	(2,581)	(7,095)	(7,506)
Straight-line rental income(1)	(2,476)	(1,800)	(6,868)	(3,164)
Net amortization of above- and below-market leases	(908)	(811)	(2,633)	(2,394)
Lease buyout income	(560)	(664)	(3,138)	(972)
General and administrative expenses	11,627	9,595	32,905	30,141
Depreciation and amortization	53,901	56,095	165,829	168,692
Impairment of real estate assets	698	—	6,754	—
Interest expense, net	18,570	20,388	57,765	65,317
Gain on disposal of property, net	(14,093)	(10,734)	(31,678)	(8,616)
Other expense (income), net	7,086	(196)	25,595	(9,565)
Property operating expenses related to fees and management income	1,489	1,058	3,611	2,586
NOI for real estate investments	89,461	83,780	264,116	252,735
Less: Non-same-center NOI(2)	(339)	(1,764)	(4,239)	(7,555)
Total Same-Center NOI	$89,122	$82,016	$259,877	$245,180
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	35

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
The following table presents our calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders, and Core FFO (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021	2020(1)
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$16,562	$13,430	$23,069	$18,216
Adjustments:
Depreciation and amortization of real estate assets	52,984	54,579	162,979	164,288
Impairment of real estate assets	698	—	6,754	—
Gain on disposal of property, net	(14,093)	(10,734)	(31,678)	(8,616)
Adjustments related to unconsolidated joint ventures	776	166	676	1,760
Nareit FFO attributable to stockholders and OP unit holders	$56,927	$57,441	$161,800	$175,648
Calculation of Core FFO
Nareit FFO attributable to stockholders and OP unit holders	$56,927	$57,441	$161,800	$175,648
Adjustments:
Depreciation and amortization of corporate assets	917	1,516	2,850	4,404
Change in fair value of earn-out liability	5,000	—	23,000	(10,000)
Amortization of unconsolidated joint venture basis differences	80	546	905	1,267
Transaction and acquisition expenses	1,775	152	2,850	211
Loss on extinguishment or modification of debt, net	1,674	—	2,784	73
Core FFO	$66,373	$59,655	$194,189	$171,603

Nareit FFO Attributable to Stockholders and OP Unit Holders/Core FFO per Share(1)
Weighted-average shares of common stock outstanding - diluted	122,573	111,188	112,317	111,160
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.46	$0.52	$1.44	$1.58
Core FFO per share - diluted	$0.54	$0.54	$1.73	$1.54
(1)Certain prior period amounts have been reclassified to conform with current year presentation.
(2)Restricted stock awards were dilutive to Nareit FFO Attributable to Stockholders and OP Unit Holders per share and Core FFO per share for the three and nine months ended September 30, 2021 and 2020, and, accordingly, their impact was included in the weighted-average shares of common stock used in their respective per share calculations.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	36

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Calculation of EBITDAre
Net income	$16,562	$13,430	$23,069	$18,216	$5,462
Adjustments:
Depreciation and amortization	53,901	56,095	165,829	168,692	224,679
Interest expense, net	18,570	20,388	57,765	65,317	85,303
Gain on disposal of property, net	(14,093)	(10,734)	(31,678)	(8,616)	(6,494)
Impairment of real estate assets	698	—	6,754	—	2,423
Federal, state, and local tax expense	165	173	496	382	491
Adjustments related to unconsolidated joint ventures	1,107	594	1,704	3,162	3,355
EBITDAre	$76,910	$79,946	$223,939	$247,153	$315,219
Calculation of Adjusted EBITDAre
EBITDAre	$76,910	$79,946	$223,939	$247,153	$315,219
Adjustments:
Change in fair value of earn-out liability	5,000	—	23,000	(10,000)	(10,000)
Transaction and acquisition expenses	1,775	152	2,850	211	539
Amortization of unconsolidated joint venture basis differences	80	546	905	1,267	1,883
Other impairment charges	—	—	—	—	359
Adjusted EBITDAre	$83,765	$80,644	$250,694	$238,631	$308,000

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
•proceeds from equity and debt financings, including borrowings in connection with our Bond Registration and those under our unsecured revolving credit facility;
•distributions received from our unconsolidated joint ventures; and
•available, unrestricted cash and cash equivalents.
At this time, we believe our current sources of liquidity, most significantly the net proceeds from our underwritten IPO, our operating cash flows, and borrowing availability on our revolving credit facility, are sufficient to meet our short- and long-term cash demands.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	37

UNDERWRITTEN INITIAL PUBLIC OFFERING—On July 19, 2021, we closed our underwritten IPO, through which we offered 17.0 million shares of a new class of common stock, $0.01 par value per share, at an initial price to the public of $28.00 per share, pursuant to a registration statement filed with the SEC on Form S-11 (File No. 333-255846), as amended. In connection with the underwritten IPO, the underwriters exercised a 30-day option to purchase additional shares of common stock to cover overallotments, and, accordingly, on August 2, 2021, we settled the sale of an additional 2.6 million shares at a price of $28.00 per share. These shares are listed on NASDAQ under the trading symbol “PECO”. The underwritten IPO, including the underwriters overallotment election, resulted in gross proceeds of $547.4 million.
DEBT—The following table summarizes information about our debt as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Total debt obligations, gross	$1,715,714	$2,307,686
Weighted-average interest rate	3.3%	3.1%
Weighted-average term (in years)	4.2	4.1

Revolving credit facility capacity(1)	$500,000	$500,000
Revolving credit facility availability(2)	489,329	490,404
(1)In July 2021, we refinanced the revolving credit facility and exercised our option to extend its maturity as noted below.
(2)Net of any outstanding balance and letters of credit.
During the nine months ended September 30, 2021, we took steps to reduce our leverage and appropriately ladder our debt maturities as follows:
•In July 2021, we completed the Refinancing. In connection with the Refinancing, we paid off a $472.5 million term loan due in November 2025. The revolving credit facility will mature in January 2026, and the two senior unsecured term loan tranches will mature in November 2025 and July 2026, respectively. Additionally, we used proceeds from the underwritten IPO to retire a $375.0 million term loan that was set to mature in April 2022.
•In August 2021, we executed a $150 million partial pay down on a term loan that was set to mature in November 2023 utilizing cash on hand.
BOND OFFERING—On September 20, 2021, the SEC declared effective our Bond Registration. We intend to use net proceeds from any sale of offered securities to repay outstanding indebtedness and for general corporate purposes, including funding future investment activity.
In October 2021, we settled the 2021 Bond Offering priced at 98.692% of the principal amount and maturing in November 2031. This offering resulted in gross proceeds of $345.4 million. The notes are fully and unconditionally guaranteed by us. In October 2021, net proceeds from the bond settlement were used, in part, to pay down the remaining $150 million balance of the term loan debt that was set to mature in November 2023.
Based on our current borrowings, we expect to save approximately $11.2 million in interest annually as a result of our debt activity.
The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments and deferred financing expenses, net, and including the effects of derivative financial instruments (see Notes 7 and 12) as of September 30, 2021 and December 31, 2020 is summarized below (in thousands):

	September 30, 2021	December 31, 2020
As to interest rate:
Fixed-rate debt	$1,540,714	$1,727,186
Variable-rate debt	175,000	580,500
Total	$1,715,714	$2,307,686
As to collateralization:
Unsecured debt	$1,105,000	$1,622,500
Secured debt	610,714	685,186
Total	$1,715,714	$2,307,686
Our maturity schedule as of September 30, 2021 with respective principal payment obligations, excluding finance lease liabilities, market debt adjustments, and deferred financing expenses, is as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Term loans	$—	$—	$150,000	$475,000	$240,000	$240,000	$1,105,000
Secured debt	1,803	84,926	42,942	28,124	27,877	424,925	610,597
Total	$1,803	$84,926	$192,942	$503,124	$267,877	$664,925	$1,715,597

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	38

FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of September 30, 2021 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Net debt:
Total debt, excluding market adjustments and deferred financing expenses	$1,746,487	$2,345,620
Less: Cash and cash equivalents	24,855	104,952
Total net debt	$1,721,632	$2,240,668

Enterprise value:
Net debt	$1,721,632	$2,240,668
Total equity value(1)	3,887,303	2,797,234
Total enterprise value	$5,608,935	$5,037,902
(1)As of September 30, 2021, total equity value was calculated as the 126.6 million diluted shares multiplied by the closing market price per share of common stock of $30.71. As of December 31, 2020, prior to the underwritten IPO, total equity value was calculated as 106.6 million diluted shares multiplied by the EVPS of $26.25. Diluted shares include shares of common stock and OP units.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Net debt to Adjusted EBITDAre - annualized:
Net debt	$1,721,632	$2,240,668
Adjusted EBITDAre - annualized(1)	320,063	308,000
Net debt to Adjusted EBITDAre - annualized	5.4x	7.3x

Net debt to total enterprise value
Net debt	$1,721,632	$2,240,668
Total enterprise value	5,608,935	5,037,902
Net debt to total enterprise value	30.7%	44.5%
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
During the nine months ended September 30, 2021 and 2020, we had capital spend of $49.3 million and $40.8 million, respectively. Generally, we expect our development and redevelopment projects to stabilize within 24 months. We anticipate that obligations related to capital improvements as well as redevelopment and development in 2021 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving line of credit. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Capital expenditures for real estate(1):
Capital improvements	$5,900	$5,580
Tenant improvements	16,350	8,788
Redevelopment and development	24,312	23,519
Total capital expenditures for real estate	46,562	37,887
Corporate asset capital expenditures	1,429	1,565
Capitalized indirect costs(1)	1,324	1,320
Total capital spending activity	$49,315	$40,772
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
Our underwritten incremental yields on development and redevelopment projects are expected to range between 9% - 11%. Our current in process projects represent an estimated total investment of $42.6 million, and the total underwritten

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	39

incremental yield range on this estimated investment is approximately 9.5% - 10.5%. Actual incremental yields may vary from our underwritten incremental yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators and Defined Terms” of this filing on Form 10-Q for further information.
ACQUISITION ACTIVITY—We continually monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our property acquisitions (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Number of properties acquired	4	1
Number of outparcels acquired(1)	3	2
Total acquisition price	$88,954	$23,014
(1)Outparcels acquired are adjacent to shopping centers that we own.
Subsequent to September 30, 2021, we purchased two properties for $91.2 million.
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

	Nine Months Ended September 30,
	2021	2020
Number of properties sold(1)	20	6
Number of outparcels sold(2)(3)	3	—
Proceeds from sale of real estate	$180,340	$48,276
Gain on sale of property, net(4)	33,121	9,915
(1)We retained an outparcel for one property sold during the nine months ended September 30, 2021, and therefore the sale did not result in a reduction in our total property count.
(2)During the nine months ended September 30, 2021, our outparcel sales included: (i) the only remaining portion of one of our properties; therefore, resulting in a reduction in our total property count; and (ii) an undeveloped parcel of land, as well as an outparcel adjacent to one of our centers, neither of which resulted in a reduction in our total property count.
(3)In addition to the three outparcels sold during the nine months ended September 30, 2021, a tenant at one of our properties exercised a bargain purchase option to acquire a parcel of land that we previously owned. This generated minimal proceeds for us.
(4)The gain on sale of properties, net does not include miscellaneous write-off activity, which is also recorded in Gain on Disposal of Property, Net on the consolidated statements of operations.
Subsequent to September 30, 2021, we sold one property for $4.4 million.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	40

DISTRIBUTIONS—Distributions to our common stockholders and OP unit holders, including key financial metrics for comparison purposes, for the nine months ended September 30, 2021 and 2020, are as follows (in thousands):

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

We paid monthly distributions of $0.085 per share, or $1.02 annualized, for the months of December 2020, and each month beginning January 2021 through September 2021. On September 28, 2021, our Board authorized an increase of 6% on the monthly distribution in the amount of $0.090 per share, or $1.08 annualized, which was paid on November 1, 2021. On November 3, 2021, our Board authorized distributions for November and December 2021, as well as January 2022, to the stockholders of record at the close of business on November 15, 2021, December 15, 2021, and January 19, 2022, respectively, of $0.09 per share of common stock. OP unit holders will receive distributions at the same rate as common stockholders.
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
DRIP AND THE SRP—On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the DRIP and the SRP.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	41

CASH FLOW ACTIVITIES—As of September 30, 2021, we had cash and cash equivalents and restricted cash of $114.2 million, a net cash decrease of $17.7 million during the nine months ended September 30, 2021.
Below is a summary of our cash flow activity (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$198,313	$157,245	$41,068	26.1%
Net cash provided by (used in) investing activities	37,835	(13,561)	51,396	NM
Net cash used in financing activities	(253,870)	(101,994)	(151,876)	148.9%
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. During the nine months ended September 30, 2021, we had a net cash inflow of $4.6 million from changes in working capital as compared to a net cash outlay of $17.6 million during the same period in 2020. This change was primarily driven by improved collections on amounts due from Neighbors as well as expense reduction initiatives, and was partially offset by higher leasing commissions and prepaid expenses.
•Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $7.1 million for the nine months ended September 30, 2021, a decrease of $0.4 million as compared to the same period in 2020.
•Cash paid for interest—During the nine months ended September 30, 2021, we paid $53.5 million for interest, a decrease of $6.4 million over the same period in 2020, largely due to: (i) lower borrowings as a result of early repayments of debt; (ii) the $200 million draw and subsequent repayment of our draw on the revolver during the second quarter of 2020; and (iii) lower average interest rates due to the decrease in LIBOR.
INVESTING ACTIVITIES—Our net cash provided by (used in) investing activities was primarily impacted by the following:
•Real estate acquisitions—During the nine months ended September 30, 2021, our acquisitions resulted in a total cash outlay of $89.0 million, as compared to a total cash outlay of $23.0 million during the same period in 2020.
•Real estate dispositions—During the nine months ended September 30, 2021, our dispositions resulted in a net cash inflow of $180.3 million, as compared to a net cash inflow of $48.3 million during the same period in 2020.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the nine months ended September 30, 2021, we paid $49.3 million for capital expenditures, an increase of $8.5 million over the same period in 2020, primarily due to in increase in tenant improvements owing largely to an increase in leasing volume as compared to the same period a year ago.
•Return of investment in unconsolidated joint ventures—During the nine months ended September 30, 2021, we had a return of investment in unconsolidated joint ventures of $4.3 million, including $2.1 million in connection with NRP primarily as a result of property dispositions. During the nine months ended September 30, 2020, we had a return of investment in unconsolidated joint ventures of $1.9 million.
•Investment in third parties—During the nine months ended September 30, 2021, we made an investment in a third party business that resulted in a net cash outflow of $3.0 million.
FINANCING ACTIVITIES—Our net cash used in financing activities was primarily impacted by the following:
•Underwritten IPO—Upon consummation of our underwritten IPO in July 2021, including the over-allotment option exercised in full by the underwriters, we had gross proceeds from the issuance of common stock of $547.4 million, offset by a cash outflow of $39.0 million for offering costs, discounts, and commissions during the nine months ended September 30, 2021. We did not issue any common shares during the nine months ended September 30, 2020.
•Debt borrowings and payments—During the nine months ended September 30, 2021, we had $597.4 million in net repayment of debt primarily as a result of: (i) a pay down in July 2021 of a $375 million term loan set to mature in 2022 using proceeds from our underwritten IPO; (ii) a partial pay down in August 2021 of a $150 million term loan set to mature in 2023 utilizing cash on hand; and (iii) early repayments of mortgage loans. During the nine months ended September 30, 2020 we had net payments of $37.8 million, primarily as a result of a pay down in January 2020 of $30.0 million on term loan debt that was set to mature in 2021.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $28.5 million for the nine months ended September 30, 2021 as compared to the same period in 2020, due to an increase in our distribution rate, an increase in common shares outstanding as a result of our underwritten IPO, and the suspension of our distributions from April 2020 through September 2020.
•Share repurchases—Cash outflows for share repurchases increased by $72.6 million for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily as a result of a tender offer, which was settled in January 2021.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	42

CONTRACTUAL COMMITMENTS AND CONTINGENCIES
We have debt obligations related to both our secured and unsecured debt. In addition, we have operating leases pertaining to office equipment for our business as well as ground leases at certain of our shopping centers. We are presenting an update to our future contractual commitments and contingencies as a result of our material debt transactions occurring in the third quarter of 2021 (see Note 6 for more details). The table below excludes obligations related to tenant allowances and improvements because such amounts are not fixed or determinable. However, we believe we currently have sufficient financing in place to fund any such amounts as they arise through cash from operations or borrowings. The following table details our contractual obligations as of September 30, 2021 (in thousands):

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Debt obligations - principal payments(1)	$1,715,597	$1,803	$84,926	$192,942	$503,124	$267,877	$664,925
Debt obligations - interest payments(2)	227,429	14,145	54,242	50,221	37,535	24,687	46,599
Operating lease obligations	8,504	215	823	672	546	317	5,931
Finance lease obligations	121	12	45	40	24	—	—
Total	$1,951,651	$16,175	$140,036	$243,875	$541,229	$292,881	$717,455
(1)In July 2021, we amended our $500 million revolving credit facility to extend the maturity from October 2021 to January 2026, and lower the interest rate spread from 1.40% over LIBOR to 1.35% over LIBOR. Additionally, the new terms include two six-month maturity extension options. As of September 30, 2021, we have no outstanding balance on our revolving credit facility.
(2)Future variable-rate interest payments are based on interest rates as of September 30, 2021, including the impact of our swap agreements.
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
•requires the fixed-charge ratio, as defined, to be 1.5:1 or greater;
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
As of September 30, 2021, we had five interest rate swaps that fixed LIBOR on $930 million of our unsecured term loan facilities. As of September 30, 2021, we had not fixed the interest rate on $175 million of our unsecured debt through

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	43

derivative financial instruments. We estimate that a one percentage point increase in interest rates on the outstanding balance of our variable rate debt would result in approximately $1.8 million of additional interest expense annually.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors and other risks and uncertainties as described in our 2020 Annual Report on Form 10-K, as originally filed with the SEC on March 12, 2021, and any subsequently filed Quarterly Reports on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the standard repurchase program (“SRP”). During the nine months ended September 30, 2021, we did not repurchase any shares prior to our underwritten initial public offering, which closed on July 19, 2021.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	44

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1		Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended	Form 10-Q, filed August 5, 2021. Exhibit 3.1
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
4.1		Form of Indenture, by and among Phillips Edison & Company, Inc., as issuer, and U.S. Bank National Association, as trustee	Form S-3, filed August 25, 2021, Exhibit 4.2
4.2		Form of Indenture, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., as issuer, and U.S. Bank National Association, as trustee	Form S-3, filed August 25, 2021, Exhibit 4.3
10.1
First Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the Lenders and Capital One, National Association, as administrative agent, dated November 16, 2018
Form S-11/A, filed July 7, 2021, Exhibit 10.4
10.2
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and PNC Bank, National Association as administrative agent, dated July 2, 2021
Form 8-K, filed July 2, 2021, Exhibit 10.1
10.3		Tax Protection Agreement by and among Phillips Edison & Company, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., and each Protected Partner identified as a signatory on Schedule I	Form 8-K, filed July 19, 2021, Exhibit 10.1
10.4		Form of LTIP Listing Equity Grant	Form S-11/A, filed July 7, 2021, Exhibit 10.32
10.5		Form of LTIP Listing Equity Grant (Murphy)	Form S-11/A, filed July 7, 2021, Exhibit 10.33
10.6		Form of RSU Listing Equity Grant	Form S-11/A, filed July 7, 2021, Exhibit 10.34
10.7		Form of Restricted Stock Listing Equity Grant	Form S-11/A, filed July 7, 2021, Exhibit 10.35
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: November 4, 2021	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ John P. Caulfield
John P. Caulfield
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2021 FORM 10-Q	46