Form 10-K
period 2021-12-31
Phillips Edison & Company, Inc.
filed 2022-02-16
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes  ☑    No  ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2021, there was no established public market for the registrant’s shares of common stock. On April 29, 2021, the Board of Directors of the registrant approved an estimated value per share of the registrant’s common stock of $31.65 based substantially on the estimated market value of its portfolio of real estate properties as of March 31, 2021. Prior to April 29, 2021, the estimated value per share was $26.25. For a full description of the methodologies used to establish the estimated value per share, see “Part II, Item 5. Other Information - Estimated Value Per Share” of the Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2021. As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, there were approximately 279.9 million shares of common stock held by non-affiliates.
The registrant subsequently closed its underwritten initial public offering on July 19, 2021.
As of February 1, 2022, there were approximately 113.4 million outstanding shares of common stock of the registrant.
Documents Incorporated by Reference: Certain required information will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2021 in connection with the the Company's 2022 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

PHILLIPS EDISON & COMPANY, INC. FORM 10-K

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	1

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, management of our company and involve uncertainties that could significantly affect our financial results. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. Such statements include, but are not limited to, (a) statements about our plans, strategies, initiatives, and prospects; (b) statements about the COVID-19 pandemic, including its duration and potential or expected impact on our tenants, our business, and our view on forward trends; (c) statements about our underwritten incremental yields; and (d) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) competition from other available shopping centers and the attractiveness of properties in our portfolio to our tenants; (v) the financial stability of our tenants, including, without limitation, their ability to pay rent; (vi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (vii) increases in our borrowing costs as a result of changes in interest rates and other factors; (viii) potential liability for environmental matters; (ix) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (x) our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax, and other considerations; (xi) changes in tax, real estate, environmental, and zoning laws; (xii) information technology security breaches; (xiii) our corporate responsibility initiatives; (xiv) loss of key executives; (xv) the concentration of our portfolio in a limited number of industries, geographies or investments; (xvi) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic; (xvii) our ability to re-lease our properties on the same or better terms, or at all, in the event of non-renewal or in the event we exercise our right to replace an existing tenant; (xviii) the loss or bankruptcy of our tenants; (xix) to the extent we are seeking to dispose of properties, our ability to do so at attractive prices or at all; (xx) the impact of inflation on us and on our tenants; and (xxi) any of the other risks included in this Annual Report on Form 10-K, including those set forth in “Part I, Item 1A. Risk Factors”. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
Except as required by law, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	2

w PART I
ITEM 1. BUSINESS
All references to “Notes” throughout this Annual Report on Form 10-K refer to the footnotes to the consolidated financial statements in “Part II, Item 8. Financial Statements and Supplementary Data”.
OVERVIEW—Phillips Edison & Company, Inc. (“we,” the “Company,” “PECO,” “our,” or “us”) is a real estate investment trust (“REIT”) that is one of the nation’s largest owners and operators of omni-channel grocery-anchored shopping centers. Additionally, we operate a third-party investment management business providing property management and advisory services to unconsolidated joint ventures and one private fund (collectively, the “Managed Funds”). The majority of our revenues are lease revenues derived from our real estate investments. Our portfolio primarily consists of neighborhood centers anchored by the #1 or #2 grocer tenants by sales within their respective formats by trade area. As of December 31, 2021, our portfolio was 96.3% occupied. Our tenants, who we refer to as “Neighbors,” are a mix of national, regional, and local retailers that primarily provide necessity-based goods and services. We believe our locations are in fundamentally strong demographic markets throughout the United States. Our brick and mortar assets positively contribute to our Neighbors’ omni-channel strategies and act as the last mile delivery solution.
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
As of December 31, 2021, we wholly-owned 268 shopping centers. Additionally, we owned a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture with an affiliate of TPG Real Estate that owned one shopping center, and a 14% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture with Northwestern Mutual Life Insurance Company, which owned 20 shopping centers. In total, our managed portfolio of wholly-owned shopping centers and those owned through our unconsolidated joint ventures comprised approximately 33.0 million square feet located in 31 states.
BUSINESS OBJECTIVES AND STRATEGIES—Our business objective is to own, operate, and manage well-occupied grocery-anchored shopping centers in order to deliver long-term growth and value creation to all stakeholders while conducting as a corporate responsible citizen. Our goal is to create great grocery-anchored shopping experiences and improve our communities, one center at a time. We seek to achieve this objective by generating cash flows, income growth, and capital appreciation for our stockholders through our differentiated and focused strategy, responsible balance sheet management, and integrated operating platform.
Differentiated and Focused Strategy—We believe our differentiated strategy drives strong financial and operational performance and future growth, including showing resiliency during economic down cycles.
•Omni-Channel Grocery-Anchored Neighborhood Shopping Centers—We focus on investing in omni-channel shopping centers anchored by the #1 or #2 grocer by sales within their respective trade area. As of December 31, 2021, for our wholly-owned shopping centers, 88% of our annualized base rent (“ABR”) was generated from shopping centers anchored by such grocers. Grocery-anchored shopping centers generally have strong foot traffic leading to high demand for leasing Neighbor spaces, which enhances our ability to increase lease revenue. We target investments with attractive going-in yields and growth potential in markets with demographic profiles that support necessity-based retail concepts.
•Neighbor-base—We believe our centers act as the last mile delivery solution for our omni-channel Neighbors. As of December 31, 2021, approximately 72% of our ABR, including the pro rata portion attributable to properties owned through our unconsolidated joint ventures, is generated from Neighbors providing necessity-based goods and services. We believe our focus on necessity-based goods and services retailers limits our exposure to distressed retailers and allows us to demonstrate resiliency during times of real estate and economic down cycles.
•Targeted Portfolio—We focus on owning centers in trade areas with favorable demographics that align with those of leading grocers. Further, we seek to invest in small format centers where leasing activity is concentrated in smaller tenant spaces and limits exposure to high-risk retailers. We believe that smaller centers provide higher growth potential because they enjoy a positive leasing dynamic as: (i) we believe retailer demand is strongest for inline space, which contains less than 10,000 square feet of gross leasable area; (ii) there is less exposure to big box retailers, which we believe have higher risk because they require larger capital expenditures and have fewer leasing opportunities; and (iii) smaller centers typically have lower capital expenditures. We intend to grow our portfolio through targeted acquisitions that align with our differentiated and focused strategy.
•Macroeconomic Trends—We continually monitor the macroeconomic environment to identify trends that are positive for the growth potential of our shopping centers. We believe recent trends such as: (i) population shifts from urban to suburban communities in certain geographic locations; (ii) the increase in work from home initiatives; (iii) the importance of last mile delivery; (iv) increase in “shop local” trends; and (v) Neighbors relocating from malls to open air shopping centers are complementary to our existing and targeted Neighbor-base, which we believe creates additional leasing demand and growth opportunities for our shopping centers.
Balance Sheet Management Positioned for External Growth—Our strategy is to grow our portfolio by pursuing acquisitions in a disciplined manner, while maintaining an attractive leverage profile and flexible balance sheet to preserve our investment grade rating. We believe this is a critical part of maintaining access to multiple forms of capital, including common stock, unsecured debt, bank debt, and mortgage debt, to maximize availability and minimize our overall cost of capital.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	3

•Funding External Growth—We believe the closing of our underwritten IPO, and the reduction in our leverage it facilitated, allows us to access equity and debt capital previously not available to us, further enhancing our financial flexibility and external growth potential. We believe our investment grade balance sheet provides us with the financial capacity to pursue external growth initiatives in an accretive and prudently capitalized manner. Additionally, our investment management platform enables us to source and manage incremental sources of capital through unconsolidated joint ventures, which provide us incremental fee revenue opportunities.
•Debt Maturity Profile—We believe we have maintained an appropriately staggered debt maturity profile, which will position us for long-term growth. Our outstanding debt obligations are composed primarily of (i) unsecured debt, including term loans, senior notes, and a revolving credit facility, and (ii) secured mortgage debt.
Internal Growth Through Our Integrated Operating Platform—We believe our internally-staffed, vertically-integrated operating platform to lease and manage omni-channel grocery-anchored neighborhood shopping centers will continue to provide stability and generate growth in our existing portfolio, optimizing returns for our stockholders.
•Leasing—Our national footprint of experienced, locally-smart, leasing professionals is dedicated to increasing net operating income (“NOI”) at our centers by: (i) maximizing rental rates while improving the credit profile of our rental revenue; (ii) attracting high quality retailers while improving the merchandising mix; (iii) capitalizing on below-market rent opportunities by increasing rents as leases expire; (iv) executing leases with contractual rent increases; and (v) increasing occupancy.
•Property Management Services—We believe we add value by overseeing all aspects of operations at our properties. Our property managers maintain a local presence in order to effectively manage costs while maintaining a pleasant, clean, and safe environment where retailers can be successful and customers can enjoy a great shopping experience. Further, we provide our Neighbors with responsive customer service, marketing tools, as well as other sophisticated solutions, such as a centralized accounting, billing, and tax review platform to facilitate our daily operations.
•Development and Redevelopment—Our team of seasoned professionals identify opportunities to unlock additional value at our properties through investments in our outparcel and redevelopment program. Our strategies include outparcel development, footprint reconfiguration, anchor repositioning, and anchor expansion, among others. These projects create opportunities to increase the overall yield and value of our properties, which we believe will allow us to deliver long-term growth and value creation to all stakeholders while creating great grocery-anchored shopping center experiences.
During 2020, in response to the coronavirus (“COVID-19”) pandemic and the resulting economic downturn, we implemented various initiatives to mitigate the negative impact on our operations. Our overall business objectives and strategies remained principally the same, which allowed us to execute the recovery of our portfolio during 2021. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Strategy” for a detailed discussion of the recovery of our portfolio as a result of the COVID-19 pandemic.
COMPETITION—Our business is inherently competitive. We believe that the competition is highly fragmented. We are subject to considerable competition in seeking shopping centers to acquire and in attracting and retaining Neighbors in our shopping centers. We compete with institutional investors and other REITs, as well as local, regional, and national owner-operators for property acquisitions. We compete with other properties including malls, lifestyle centers, power centers, community centers, neighborhood centers, free-standing retail, and main street retail in attracting new Neighbors and retaining existing Neighbors when their leases expire. The competition for Neighbors varies depending on the characteristics of each property.
We believe that the principal competitive factors in attracting and retaining Neighbors are the quality of the grocery anchor, location, trade area demographics, tenant mix, physical condition of the shopping center, and occupancy cost. These factors combine to determine the level of occupancy and rental rates that we are able to achieve at our properties. We believe that the quality of our omni-channel grocery-anchored shopping centers enables us to compete effectively for Neighbors. We believe that we maintain a competitive position in the acquisition market due to our track record and positive reputation.
SEGMENT DATA—Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish our principal business or group our operations by geography or size for purposes of measuring performance. Accordingly, we have presented our results as a single reportable segment.
COMPLIANCE WITH GOVERNMENT REGULATION—Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings, and competitive position. The impact of these governmental regulations can be material to our business. We incur costs to monitor and take action to comply with governmental regulations that are applicable to our business, which include, among others: federal securities laws and regulations; REIT and other tax laws and regulations; environmental and health and safety laws and regulations; local zoning, usage and other regulations relating to real property; and the Americans with Disabilities Act of 1990, as amended (“ADA”). See “Item 1A. Risk Factors” below for a discussion of material risks to us (including those, to the extent material to our competitive position, relating to governmental regulations) and see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this filing on Form 10-K, together with our consolidated financial statements and accompanying footnotes, for a discussion of material information relevant to an assessment of our financial condition and results of operations (including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings).
As of December 31, 2021, we are not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business. However, it is possible that we are not aware of, or may become subject to potential environmental liabilities or material costs of complying with government regulations due to changes in requirements or otherwise that could be material to our business.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	4

HUMAN CAPITAL—As of December 31, 2021, we had approximately 290 associates located in 19 states across the country, with concentrations in our corporate offices in Cincinnati, Ohio; Park City, Utah; and Atlanta, Georgia. Approximately 53% of our workforce is female and 47% is male. Our senior leadership team is 19% female and 81% male, while manager roles and above are approximately 31% female and 69% male. For the year ended December 31, 2021, our overall turnover rate was 14%, with voluntary turnover being 12%, compared to our previous 3 year overall turnover average of 15% with a voluntary turnover rate of 11%. Further, we had no turnover among our senior leadership team during 2021.
We have a highly engaged team of dedicated associates, as reflected in our fifth consecutive recognition as a top place to work by the Cincinnati Enquirer in 2021. Our Board of Directors ( the “Board”), and specifically our Compensation Committee, is actively engaged and oversees our human capital management practices.
We believe that the following components of human capital management are important:
Culture and Inclusion—We believe our team of highly engaged associates plays a key role in achieving long-term success for our stakeholders. We are committed to a Company culture that is collaborative, inclusive, and that provides significant opportunities for professional and personal development. Our culture is shaped by our core values (Do The Right Thing, Have Fun and Get it Done, Think Big Act Small, and Always Keep Learning) that empower and encourage our associates to “think and operate like owners.” Our strong culture enables us to attract, develop and retain high performing and talented individuals who we believe help us to drive our business strategies and objectives, including attractive risk-adjusted returns for our stockholders. We provide associates with competitive salaries, bonuses, incentives, and opportunities for equity ownership. One unique aspect of our compensation philosophy is that each associate in the Company, regardless of level or tenure, has the opportunity for equity grants on an annual basis. During the year ended December 31, 2021, 100% of eligible associates received grants of service-based restricted stock units in the Company. Upon vesting, associates will receive shares of common stock, which encourages our associates to “think and operate like owners” of the Company.
Our commitment to an inclusive work environment is reinforced by two associate-led business resource groups: PECO Multicultural Opportunities, Resources & Education (“PECO MORE”), and PECO Networking Opportunities for Women (“PECO NOW”). PECO MORE is dedicated to furthering diversity and inclusion within the Company, the communities that we serve, and the commercial real estate industry. PECO MORE’s programming has focused on providing education, raising awareness, and hosting events around Veterans Day, the Chinese New Year, Black History Month, Pride Month, and Women’s History Month. PECO NOW’s mission is to provide leadership opportunities to women through advocacy, support, scholarship, and development. PECO NOW was recognized for excellence by the International Council of Shopping Centers in 2016.
As an outward demonstration of our commitment to an inclusive culture, in 2021, Jeff Edison, our CEO, signed the CEO Action for Diversity & Inclusion™ Pledge on behalf of the Company. The pledge outlines a specific set of actions signatory CEOs will take to cultivate a trusting environment where all ideas are welcome and associates feel comfortable and empowered to have discussions about diversity and inclusion. Additionally, the role of our human resources leader was expanded to Chief People, Diversity & Inclusion Officer to further advance diversity, equity, and inclusion (“DE&I”) within the Company. In 2021, we offered a series of interactive learning opportunities focused on unconscious bias, psychological safety, and communicating across cultures. Each of these sessions were designed to increase awareness, create dialogue, and lay a common framework for associates to build upon related to DE&I issues. As part of our external community efforts, in 2021, we also partnered with industry group ICSC (Innovating Commerce Serving Communities) and their Launch Academy, which was designed to recruit and prepare racially or ethnically diverse undergraduate students for a career in the commercial real estate industry. In addition to assisting with development of the Launch Academy curriculum, PECO hosted interns in its Cincinnati and Atlanta offices.
Learning and Development—“Always Keep Learning” is one of our core values. We are committed to continuous learning and both personal and professional development of our associates as part of what we call PECO XP, or the PECO Experience. During 2021, our associates participated in over 3,500 hours of internal training hours across the Company. Trainings ranged from managers sharpening their coaching skills and soft-skill communication sessions utilizing the DiSC© model, a personal assessment tool used to help improve teamwork, communication, and productivity in the workplace, to a week-long Company focus on Customer Service in September as well as on-demand technical offerings.
One example of our commitment to continuous learning and development is our Company-wide talent management process, whereby all associates are expected to set development goals for the upcoming year. During 2021, to help facilitate this process, managers were offered workshops specifically focused on holding development focused conversations, and associates were offered workshops and office hours to help them draft their development goals. These conversations are designed to focus on career progression and put action items in place to keep each associate moving forward. We also launched a formal mentoring program, PECO Mentor Match, in 2021 to increase our emphasis on career development.
Employee Health and Wellness—Our “Beyond Benefits” wellness program is an essential element of our culture and focuses on our associates’ emotional, physical, and financial well-being. Together with an external partner, we offer a full wellness platform providing Health Savings Account incentive contributions for biometric screening results, preventive care, and activity-based items such as step counts, nutrition tracking, and workout activity minutes. In 2021, we contributed to associates’ Health Savings Accounts for each covered associate, spouse, and dependent who received a COVID-19 vaccine. To keep associates engaged in wellness activities during 2021, we held five wellness challenges where individuals and teams could earn incentive dollars for winning competitions that tracked steps, workout activity, and water consumption. In May 2021, we also invested in a month-long focus on mental health providing a broad range of activities such as a Transformational Leadership Workshop and Mental Health Matters, a resiliency journal challenge, and frequent communications with resources, articles and support to raise awareness and acceptance of mental health issues. All of these efforts have facilitated a continued dedication to wellness and preventive care among our associates, and as a result, we were recognized for a second year in a row by Healthiest Employers LLC as one of the “Healthiest Employers of Ohio” in 2021.
As a Company, we have also taken the step in 2021 to solidify our commitment to flexibility and the future of the workplace, heightened by the issues brought forward through the COVID-19 pandemic, recognizing that work takes place in a variety of settings. Regardless of work location, we are always committed to ensuring that the operations at all our properties and corporate offices are conducted in a manner that safeguards the health and safety of associates, Neighbors, contractors, and

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	5

members of the public who are either present at, or affected by, operations at these locations. This commitment increased in importance in 2020 and continued throughout 2021 due to the unique challenges posed by the COVID-19 pandemic, and we continue to work with all of our stakeholders to mitigate the pandemic’s impact.
CORPORATE RESPONSIBILITY—Being a responsible corporate citizen has always been integral to our corporate strategy and we operate under a clear mission statement of “creating great omni-channel grocery-anchored shopping center experiences and improving our communities, one shopping center at a time”. We strive to have a strong corporate culture based on our core values - Do the Right Thing, Have Fun and Get it Done, Think Big Act Small, Always Keep Learning – which is designed to drive accountability in all aspects of our business with the overarching goal of achieving long-term growth and value creation for our stakeholders. We recognize that successful corporate responsibility is both internally and externally focused. With the goal of being able to better quantify the qualitative components of our corporate responsibility values and provide greater transparency to all of our stakeholders, in 2021, we established an internal cross-functional “ESG Team” consisting of our department heads from Portfolio Management, Construction, Property Management, Leasing, Investor Relations, Marketing, Human Resources, and Legal. Our General Counsel has overall responsibility for leading and managing our ESG Team, and reporting on our corporate responsibility and ESG matters to our Board, as more fully described below. Our ESG Team is tasked with conducting more detailed materiality and risk assessments and identifying opportunities with measurable key performance indicators and enhanced reporting, with the overall goal of driving long-term growth and value creation for all of our stakeholders.
Environmental Stewardship—We believe that sustainable business practices fit with our core value of “Do The Right Thing” while at the same time being in the best interests of all our stakeholders by having a positive impact on our properties and the communities in which they are located. We recently began participating in the Global Real Estate Sustainability Benchmark (“GRESB”) Real Estate Assessment using the GRI reporting standards, and our Corporate Social Responsibility Report is designed to align with a number of the 17 United Nations Sustainable Development Goals. Our sustainability initiatives include energy efficiency, alternative power sources, water conservation, sustainable design and waste management, among others. Through these initiatives, we continue to make progress towards mitigating the environmental impact of our shopping centers.
In our ongoing commitment to sustainability, we can highlight the following achievements:
•to further reduce energy consumption, the installation of over 3.5 million square feet of white reflective roofing was completed, resulting in over 900,000 kWh in savings and contributing to the minimalization of heat islands;
•our exterior lighting program included the execution of 54 LED retrofits in 2021, which brought the total number of centers retrofitted to 249 and has produced savings of 8.6 million kWH annually; and
•since the inception of the smart water control program, PECO has realized 285.3 million gallons of water saved.
As noted above, we align with GRI reporting standards and have realized a 9% increase in GRESB scoring from 2020 to 2021 assessments.
Our team of seasoned professionals identify opportunities in our redevelopment program, which includes outparcel development, footprint reconfiguration, anchor repositioning, and anchor expansions, among others. These projects create attractive sustainability opportunities to increase the overall value of our properties, while improving the environmental impact on our communities. Our ESG Team has been and will continue to be focused on strategic sustainability initiatives to enhance resource efficiencies as part of that program.
Social Responsibility—Our culture is driven by our team’s connection to each other and the communities in which we live and work. Our associates are one of our most valuable resources and we strive to have an outstanding culture that is collaborative, inclusive and that provides significant opportunities for professional and personal development. We encourage and strongly support associate-led programs such as PECO MORE, PECO NOW, and PECO Community Partnership (as described below). These groups give our associates opportunities to effect positive change within our Company, our industry, and our communities.
PECO MORE (Multicultural Opportunities, Resources, and Education) is dedicated to furthering diversity and inclusion within PECO, the communities we serve, and the commercial real estate industry, and uses a multi-pronged approach including education and awareness, community and industry partnerships, internal engagement, recruiting, and metric-led accountability. PECO NOW (Networking Opportunities for Women), whose mission is to provide leadership opportunities to women at PECO through advocacy, support, scholarship, and development, is working to develop and spotlight women leaders in our industry. Since the group’s inception, the number of women in leadership at PECO has tripled. Currently, we have nine women in roles at the VP level or higher - including three women in the C-Suite; we also have two women who are independent directors on our Board. PECO Community Partnership is dedicated to encouraging community involvement and connecting associates to causes important to them, providing associates at every level and in different locations with an opportunity to participate. In 2021, the Community Partnership Group sponsored six community service focused events - that associates participated in - ranging from meal delivery, holiday giving, repair work, and food pantry organization that resulted in over 200 hours of community service. In addition, the group sponsored two educational events for the Company on recycling and living our core value of “Do the Right Thing”.
Our local teams and property managers are passionate about the Neighbors they work with daily and engaging with the shoppers at our centers and the local communities. Their passion to their work and the communities in which our properties operate help drive great shopping experiences at our centers and improve the communities in which they are located.
Corporate Governance and Compliance—We have a steadfast commitment to operating our business with the utmost integrity and the highest ethical standards as stewards of our investors’ capital. We believe our corporate governance structure closely aligns our interests with those of our stockholders. Notable features include: (i) each of our directors is subject to election annually, and our charter prevents us from classifying our Board unless we receive prior stockholder approval; (ii) we have opted out of the business combination and control share acquisition statutes in the Maryland General Corporation Law; (iii) we do not have a stockholder rights plan; (iv) we have a Stock Ownership Policy that requires each non-associate director, our CEO and each other named executive officer to own a certain amount of our equity; and (v) our bylaws

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	6

provide that our stockholders may alter or replace our bylaws upon the affirmative vote of a majority of the votes entitled to be cast.
We operate under the direction of our Board, which is comprised of eight directors, seven of whom are independent per applicable Nasdaq and SEC rules. Our Audit, Nominating and Governance (“N&G”), and Compensation Committees are comprised solely of independent directors who complete annual self-assessments. Our board has adopted Corporate Governance Guidelines that, among other things, establish criteria and expectations for our directors, and our N&G Committee has responsibility for evaluating our Board. We are cognizant of “overboarding” and none of our directors serve on more than two other public company boards. We are compliant with the diverse director requirements under Nasdaq’s Board Diversity Rule, and our upcoming 2022 proxy statement will include a Board diversity matrix.
Our full Board oversees each of our corporate social responsibility, ESG (environmental, social and governance) and ERM (enterprise risk management) programs, and our Audit Committee oversees our robust ethics and compliance program. Management provides periodic updates on each such program to the directors.
All of our associates are required to complete regular training on our Code of Business Conduct and Ethics and our Insider Trading Policy, and provide annual Code of Conduct Compliance Certifications to our Chief Ethics and Compliance Officer. We encourage our associates to speak up when our ethics standards are not being met, including by maintaining a 24-hour ethics hotline for reporting concerns and keeping our Audit Committee apprised of all reported concerns.
More information about our corporate responsibility strategy, goals and reporting is available on our website, which is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
CORPORATE HEADQUARTERS—Our corporate headquarters, located at 11501 Northlake Drive, Cincinnati, Ohio 45249, is where we conduct a majority of our management, leasing, construction, and investment activities, as well as administrative functions such as accounting and finance. Additionally, we maintain two regional offices located in Atlanta, Georgia and Park City, Utah.
ACCESS TO COMPANY INFORMATION—We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy and Information statements, and all amendments to those reports with the SEC. The SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding issuers, including ours that are filed electronically.
We make available, free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports on our website, www.phillipsedison.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also available on our website are (i) our Corporate Governance Guidelines, (ii) our Code of Business Conduct and Ethics, and (iii) our Whistleblower Policy. In the event of any changes to these documents, revised copies will be made available on our website. We intend to disclose on our website under “Investors - Governance - Governance Overview” any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics applicable to the directors and/or officers of the Company that would otherwise be required to be disclosed under the rules of the SEC or Nasdaq. We also disclose, and intend to disclose, on our website under “Investors” material nonpublic information to comply with our disclosure obligations under Regulation FD. The contents of our website are not incorporated by reference.

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
Summary of Risk Factors
An investment in our common stock involves risks. You should carefully consider the risks summarized here and described more fully below.
Risks Related to Our Business and Operations
•Our revenues and cash flows will be affected by the success and economic viability of our anchor Neighbors.
•A significant percentage of our revenues is derived from non-anchor Neighbors, and our net income and ability to make distributions to stockholders may be adversely affected if these Neighbors are not successful.
•The ongoing COVID-19 pandemic has had, and may continue to have, a negative effect on our and our Neighbors’ businesses, financial condition, results of operations, cash flows, and liquidity.
•Long-term leases with our Neighbors may not result in fair value over time.
•We may be unable to sell shopping centers when desired, at an attractive price, or at all, and the sale of a property could cause significant tax payments.
•We face competition and other risks in pursuing acquisition opportunities that could increase the cost of such acquisitions and/or limit our ability to grow, and we may not be able to generate expected returns or successfully integrate completed acquisitions into our existing operations.
•We share ownership of our unconsolidated joint ventures and do not have exclusive decision-making power, and as such, we are unable to ensure that our objectives will be pursued.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	7

•Our real estate assets may decline in value and be subject to significant impairment losses, which may reduce our net income.
•We actively reinvest in our portfolio in the form of development and redevelopment projects, which have inherent risks that could adversely affect our financial condition, cash flows, and results of operations.
•The continued shift in retail sales towards e-commerce may adversely affect our financial condition, cash flows, and results of operations.
•Actual incremental unlevered yields for our development and redevelopment projects may vary from our underwritten incremental unlevered yield range.
Risks Related to Our Indebtedness and Liquidity
•We have substantial indebtedness, and we may need to incur additional indebtedness, including recourse debt, in the future, which could adversely affect our business, financial condition, and ability to make distributions to our stockholders.
Risks Related to Our Corporate Structure and Organization
•We and our consolidated subsidiary, the Operating Partnership, a Delaware limited partnership formed in December 2009, entered into tax protection agreements with certain protected partners, which may limit the Operating Partnership’s ability to sell or otherwise dispose of certain shopping centers and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
Risks Related to Our Real Estate Investment Trust (“REIT”) Status and Other Tax Risks
•Failure to qualify as a REIT would cause us to be taxed as a regular C corporation, which would substantially reduce funds available for distributions to stockholders.
•If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT and would suffer adverse consequences.
•Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
Risks Related to Business Continuity
•We and our Neighbors face risks relating to cybersecurity attacks, which could cause loss of confidential information and other disruptions to business operations, and compliance with new laws and regulations regarding cybersecurity and privacy may result in substantial costs and may decrease cash available for distributions.
Risks Related to Our Common Stock
•The market price and trading volume of shares of our common stock may be volatile.
•The number of shares of our common stock available for future issuance or sale could adversely affect the market price of our common stock.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	8

Risks Related to Our Business and Operations
Our revenues and cash flows will be affected by the success and economic viability of our anchor Neighbors.
Anchor Neighbors (a Neighbor occupying 10,000 or more square feet) occupy large stores in our shopping centers, pay a significant portion of the total rent at a property, and contribute to the success of other Neighbors by attracting shoppers to the property. Our revenues and cash flows may be adversely affected by the loss of revenues and additional costs in the event a significant anchor Neighbor: (i) becomes bankrupt or insolvent; (ii) experiences a downturn in its business; (iii) defaults on its lease; (iv) decides not to renew its lease as it expires; (v) renews its lease at lower rental rates and/or requires tenant improvements; or (vi) renews its lease but reduces its store size, which results in down-time and additional tenant improvement costs to us to re-lease the space. Some anchors have the right to vacate their space and may prevent us from re-tenanting by continuing to comply and pay rent in accordance with their lease agreement. Vacated anchor space, including space owned by the anchor, can reduce rental revenues generated by the shopping center in other spaces because of the loss of the departed anchor's customer drawing power. In the event that we are unable to re-lease the vacated space to a new anchor Neighbor in such situations, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one Neighbor.
If a significant Neighbor vacates a property, co-tenancy clauses in select lease contracts may allow other Neighbors to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants: (i) they may allow a Neighbor to postpone a store opening if certain other Neighbors fail to open their stores; (ii) they may allow a Neighbor to close its store prior to lease expiration if another Neighbor closes its store prior to lease expiration; or (iii) they may allow a Neighbor to pay reduced levels of rent until a certain number of Neighbors open their stores within the same shopping center.
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
A significant percentage of our revenues is derived from non-anchor Neighbors, some of which may be more vulnerable to negative economic conditions as they typically have more limited resources than anchor Neighbors. Significant Neighbor distress across our portfolio could adversely affect our financial condition, results of operations, and cash flows, and our ability to service our debt and make distributions to our stockholders. A property may incur vacancies either by the expiration of a Neighbor lease, the continued default of a Neighbor under its lease, or the early termination of a lease by a Neighbor. In order to maintain occupancy, we may have to offer inducements, such as free rent and tenant improvements, to compete for the right type or mix of non-anchor Neighbors in our shopping centers. In addition, if we are unable to attract additional or replacement Neighbors, the resale value of the property could be diminished, even below our acquisition costs, because the market value of a particular property depends principally upon the value of the cash flows generated by the leases associated with that property.
We face considerable competition in the leasing market and may be unable to renew leases or re-lease space as leases expire. Consequently, we may be required to make rent or other concessions and/or incur significant capital expenditures to retain and attract Neighbors, which could adversely affect our financial condition, cash flows, and results of operations.
There are numerous shopping venues, including other shopping centers and e-commerce, that compete with our portfolio in attracting and retaining retailers. This competition may hinder our ability to attract and retain Neighbors, leading to increased vacancy rates, reduced rents, and/or increased capital investments. For leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, we may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments, or at all. In these situations, our financial condition, cash flows, and results of operations could be adversely affected.
We may be unable to collect balances due from Neighbors in bankruptcy.
The bankruptcy or insolvency of a significant Neighbor or a number of smaller Neighbors may adversely affect our financial condition, cash flows and results of operations, and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor Neighbor has the legal right to reject any or all of their leases and close related stores. If the Neighbor rejects the lease, we will have a claim against the Neighbor’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). General unsecured claims are the last claims paid in a bankruptcy, and, therefore, funds may not be available to pay such claims in full. Moreover, amounts owing under the remaining term of the lease will be capped. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to re-lease the vacated space. In the event that a Neighbor with a significant number of leases in our shopping centers files bankruptcy and rejects its leases, we may experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by the bankrupt Neighbor.
The ongoing COVID-19 pandemic has had, and may continue to have, a negative effect on our and our Neighbors’ businesses, financial condition, results of operations, cash flows, and liquidity.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has caused, and may continue to cause, significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. Many countries, including the United States, reacted by instituting quarantines, restrictions on travel, and/or mandatory closures of businesses. Certain states and cities, including where our

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	9

shopping centers are located, also reacted by instituting quarantines, restrictions on travel, “shelter-in-place” or “stay-at-home” rules, restrictions on types of businesses that could continue to operate, and/or restrictions on the types of construction projects that could continue.
The COVID-19 pandemic impacted our historical business and financial performance. While we believe our collections have returned to levels consistent with those prior to the onset of the pandemic, there are no assurances that the COVID-19 pandemic, or another pandemic, will not have a further negative impact on our business and financial performance in the future. Our retail and service-based Neighbors depend on in-person interactions with their customers to generate unit-level profitability. Especially at its peak, the COVID-19 pandemic decreased customers’ willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders prevented customers from frequenting, our Neighbors’ businesses, and a continued or renewed reluctance, or renewed mandates, could result in our Neighbors’ inability to maintain profitability and make timely rental payments to us under their leases or to otherwise seek lease modifications or to declare bankruptcy. At the peak of the pandemic-related closure activity, for our wholly-owned shopping centers and those owned through our joint ventures, our temporary closures reached approximately 37% of all Neighbor spaces, totaling 27% of our ABR and 22% of our gross leasable area (“GLA”). All temporarily closed Neighbors have since been permitted to reopen; however, certain of our Neighbors have permanently closed and/or declared bankruptcy as a result of the effects of the pandemic. Others may still be limiting the number of customers allowed in their stores, or have modified their operations in other ways that may impact their profitability, either as a result of government mandates or as self-elected efforts to reduce the spread of COVID-19. These actions, as well as the continuing economic impacts of the COVID-19 pandemic, or worsening impacts in the future, could result in increased permanent store closures. In addition to the permanent closures that have occurred in our portfolio, this could reduce the demand for leasing space in our shopping centers and result in a decline in average rental rates on expiring leases.
We believe substantially all our Neighbors, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. However, we negotiated relief for a small subset of our Neighbors, including rent deferrals. As of January 20, 2022, inclusive of our prorated share of shopping centers owned through our joint ventures, we had approximately $3.3 million of outstanding payment plans with our Neighbors and we expect to receive remaining amounts owed to us from these plans over a weighted-average term of approximately ten months. As of October 20, 2021, we have collected approximately 96% of rent and recoveries billed during the second through fourth quarter of 2020, and as of January 20, 2022, we have collected approximately 99% of rent and recoveries billed during 2021. Despite seeing improvements in collections, there is no guarantee that we will ultimately be able to collect on current and past due amounts, particularly if there is a worsening of the pandemic or tightening of restrictions in the future. Moreover, in the event of any default by a Neighbor under its lease agreement or relief agreement, we may not be able to fully recover, and/or may experience delays in recovering and additional costs in enforcing our rights as landlord to recover, amounts due to us under the terms of the lease agreement and/ or relief agreement.
Moreover, the worsening of the ongoing COVID-19 pandemic, or another pandemic, and/or renewed restrictions intended to prevent and mitigate its spread, and resulting consumer behavior and economic slowdown or recession could have additional adverse effects on our business in the future, including with regards to:
•the ability and willingness of our Neighbors to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing Neighbor, and obligations we may incur in connection with the replacement of an existing Neighbor, particularly in light of the adverse impact to the financial health of many retailers and service providers that has historically occurred as a result of the COVID-19 pandemic;
•our ability to pay distributions to our stockholders, or to make distributions in shares of our common stock rather than solely in cash, which could result in our stockholders having a tax liability with respect to such distributions that exceeds the amount of cash received, if any;
•an increase in unemployment, like what occurred in the short-term in connection with the COVID-19 pandemic, and its effect on consumer behavior, and negative consequences that would occur if these trends are not reversed in a timely way;
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
•the potential negative impact on the health of our personnel, particularly if a significant number of them and/or key personnel are impacted, and the potential impact of adaptations to our operations in order to protect our personnel, such as remote work arrangements, could introduce operational risk, including but not limited to cybersecurity risks, and could impair our ability to manage our business; and
•the heightening of many of the other risks and uncertainties described in this “Risk Factors” section.
While the unpredictable nature of the COVID-19 pandemic precludes any prediction as to its ultimate adverse impact, a worsening of the economic, political, and social environment as a result presents material risks and uncertainties with respect to our and our Neighbors’ business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy debt service obligations.
Long-term leases with our Neighbors may not result in fair value over time.
From time to time, we enter into long-term leases with our Neighbors. Long-term leases do not typically allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	10

market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases, which would adversely affect our revenues and the funds available for distributions to stockholders.
We may be restricted from leasing space to certain retailers.
Some of our leases contain provisions that give a specific retailer the exclusive right to sell particular types of goods or services within that shopping center. These provisions may limit the number and types of prospective retailers to which we are able to lease space in a particular shopping center, which may result in increased costs to find a permissible retailer and decreased revenues if one or more spaces sit vacant or we have to accept lower rental rates or a less qualified retailer to fill the space.
We may be unable to sell shopping centers when desired, at an attractive price, or at all, and the sale of a property could cause significant tax payments.
Our shopping centers, including related tangible and intangible assets, represent the majority of our total consolidated assets and they may not be readily convertible to cash. As a result, our ability to sell one or more of our shopping centers, including shopping centers held in unconsolidated joint ventures, in response to changes in economic, industry, or other conditions, may be limited. The real estate market is affected by many factors that are beyond our control, including, but not limited to general economic conditions, availability and terms of financing, interest rates, supply and demand for space, and other factors. There may be less demand for lower quality shopping centers that we have identified for ultimate disposition in markets with uncertain economic or retail environments, and where buyers are more reliant on the availability of third party mortgage financing. If we want to sell a property, we can provide no assurance that we will be able to dispose of it in the desired time period or at all, or that the sale price of a property will be attractive at the relevant time or even exceed the carrying value of our investment. Moreover, if a property is mortgaged, we may not be able to obtain a release of the lien on that property without the payment of a substantial prepayment penalty, which may restrict our ability to dispose of the property, even though the sale might otherwise be desirable.
Some of our shopping centers have a low tax basis, which may result in a taxable gain on sale. We intend to utilize tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, (the “IRC”), to mitigate taxable income (“Section 1031 Exchanges”); however, there can be no assurance that we will identify exchange shopping centers that meet our investment objectives for acquisitions. In the event that we do not utilize Section 1031 Exchanges, we may be required to distribute the gain proceeds to stockholders or pay income tax, which may reduce our cash flows available to fund our commitments and distributions to stockholders. Moreover, it is possible that future legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or impossible for us to dispose of shopping centers on a tax-deferred basis.
We face competition and other risks in pursuing acquisition opportunities that could increase the cost of such acquisitions and/or limit our ability to grow, and we may not be able to generate expected returns or successfully integrate completed acquisitions into our existing operations.
We continue to evaluate the market for acquisition opportunities, and we may acquire shopping centers when we believe strategic opportunities exist. Our ability to acquire shopping centers on favorable terms and successfully integrate, operate, reposition, or redevelop them is subject to several risks. We may be unable to acquire a desired property because of competition from other real estate investors, including from other well-capitalized REITs and institutional investment funds. Even if we are able to acquire a desired property, competition from such investors may significantly increase the purchase price. We may also abandon acquisition activities after expending resources to pursue such opportunities. Once we acquire new shopping centers, these shopping centers may not yield expected returns for several reasons, including: (i) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; (ii) inability to successfully integrate new shopping centers into existing operations; and (iii) exposure to fluctuations in the general economy, including due to the time lag between signing definitive documentation to acquire a new property and the closing of the acquisition. If any of these events occur, the cost of the acquisition may exceed initial estimates or the expected returns may not achieve those originally contemplated, which could adversely affect our financial condition, cash flows, and results of operations.
We share ownership of our unconsolidated joint ventures and do not have exclusive decision-making power, and as such, we are unable to ensure that our objectives will be pursued.
We have invested capital, and may invest additional capital, in unconsolidated joint ventures (instead of directly acquiring wholly-owned assets), for which we do not have exclusive decision-making power over the development, financing, leasing, management, and other aspects of these investments. As a result, the institutional joint venture partners might have interests or goals that are inconsistent with ours, take action contrary to our interests, or otherwise impede our objectives. Conflicts arising between us and our partners may be difficult to manage and/or resolve and it could be difficult to manage or otherwise monitor the existing business arrangements.
In addition, unconsolidated joint venture arrangements may decrease our ability to manage risk and implicate additional risks, such as: (i) potentially inferior financial capacity, diverging business goals and strategies and the need for our venture partners’ continued cooperation; (ii) the joint venture partners might become bankrupt, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions; (iii) our inability to take actions with respect to the unconsolidated joint ventures’ activities that we believe are favorable to us if our institutional joint venture partners do not agree; (iv) our inability to control the legal entities that have title to the real estate associated with the joint ventures; (v) our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources; (vi) our institutional joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; and (vii) our institutional joint venture partners’ business decisions or other actions or omissions may result in harm to our reputation or adversely affect the value of our investments.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	11

Our real estate assets may decline in value and be subject to significant impairment losses, which may reduce our net income.
Our real estate properties are carried at cost less depreciation unless circumstances indicate that the carrying value of these assets may not be recoverable. We routinely evaluate whether there are any impairment indicators, including property operating performance, property occupancy trends, and actual marketing or listing price of properties being targeted for disposition, such that the value of the real estate properties (including any related tangible or intangible assets or liabilities) may not be recoverable. If, through our evaluation, we determine that a given asset exhibits one or more such indicators, we then compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of Neighbor improvements, leasing commissions, anticipated holding periods, and assumptions regarding the residual value upon disposition, including the estimated exit capitalization rate. These key assumptions are subjective in nature and may differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the holding period of an asset or asset group, which may result in an impairment loss and such loss may be material to our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value.
The fair value of real estate assets is subjective and is determined through the use of comparable sales information and other market data if available. These subjective assessments have a direct effect on our net income because recording an impairment charge results in an immediate negative adjustment to net income, which may be material. During the years ended December 31, 2021 and 2020, we incurred impairment charges of $6.8 million and $2.4 million, respectively, related to real estate assets that were under contract or actively being marketed for sale at a disposition price that was less than the carrying value. We have recorded such impairment charges as we have been selling non-core assets to improve the quality of our portfolio. We continue to sell non-core assets and may potentially recognize impairments in future quarters. Accordingly, there can be no assurance that we will not record additional impairment charges in the future related to our assets.
We actively reinvest in our portfolio in the form of development and redevelopment projects, which have inherent risks that could adversely affect our financial condition, cash flows, and results of operations.
We actively pursue opportunities for outparcel development and existing property redevelopment. Development and redevelopment activities require various government and other approvals for entitlements and any delay in or failure to receive such approvals may significantly delay this process or prevent us from recovering our investment. We are subject to other risks associated with these activities, including the following:
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
If we fail to reinvest in our portfolio or maintain its attractiveness to retailers and consumers, if our capital improvements are not successful, or if retailers or consumers perceive that shopping at other venues (including e-commerce) is more convenient, cost-effective, or otherwise more compelling, our financial condition, cash flows, and results of operations could be adversely affected.
Adverse economic, regulatory, market, and real estate conditions may adversely affect our financial condition, cash flows, and results of operations.
Our portfolio is predominantly comprised of omni-channel neighborhood grocery-anchored shopping centers, and during the year ended December 31, 2021, our holdings in Florida and California accounted for 12.4% and 10.7%, respectively, of our ABR (including our wholly-owned portfolio as well as the prorated portion of shopping centers owned through our joint ventures). Therefore, our performance is subject to risks associated with owning and operating neighborhood omni-channel grocery-anchored shopping centers, and may be further subject to additional risk as a result of the geographic concentration noted above. Such risks include, but are not limited to: (i) changes in national, regional, and local economic climates or demographics; (ii) competition from other available shopping centers and e-commerce, and the attractiveness of our shopping centers to our Neighbors; (iii) increased competition for real estate assets targeted by our investment strategies; (iv) adverse local conditions, such as oversupply or reduction in demand for similar shopping centers in an area and changes in real estate zoning laws that may reduce the desirability of real estate in an area; (v) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-lease space; (vi) ongoing disruption and/or consolidation in the retail sector; (vii) increases in operating costs, due to inflation or otherwise, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (viii) increases in the costs to repair, renovate, and re-lease space; (ix) changes in interest rates and the availability of financing, which may render the sale or refinance of a property or loan difficult or unattractive; (x) earthquakes, tornadoes, hurricanes, wildfires, or other natural disasters, civil unrest, terrorist acts, or acts of war, which may result in uninsured or underinsured losses; (xi) epidemics, pandemics, or other widespread outbreaks or resulting public fear that disrupt the businesses of our Neighbors causing them to fail to pay rent on time or at all; and (xii) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. Such risks also include, but are not limited to, those that could impact

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	12

the financial stability of our Neighbors, including their ability to pay rent and expense reimbursements, such as supply chain disruptions and constraints, inflationary pressures throughout the supply chain, labor shortages and inflationary pressures on wages, increases in retail theft, and other risks and uncertainties described elsewhere in this "Risk Factors" section. These and other factors could adversely affect our financial condition, cash flows, and results of operations.
The continued shift in retail sales towards e-commerce may adversely affect our financial condition, cash flows, and results of operations.
Retailers are increasingly affected by e-commerce and changes in customer buying habits, which have been further accelerated as a result of the COVID-19 pandemic, including the delivery or curbside pick-up of items ordered online. Retailers are considering these e-commerce trends when making decisions regarding their brick and mortar stores and how they will compete and innovate in a rapidly changing e-commerce environment. Many retailers in our shopping centers provide services or sell goods that are unable to be performed online (such as haircuts, massages, and fitness centers) or that have historically been less likely to be purchased online (such as grocery stores, restaurants, and coffee shops); however, the continuing increase in e-commerce sales in all retail categories (including online orders for immediate delivery or pickup in store) may cause retailers to adjust the size or number of retail locations in the future or close stores. Our grocer Neighbors are incorporating e-commerce concepts through home delivery or curbside pickup, which could reduce foot traffic at our centers and adversely affect our occupancy and rental rates. Changes in shopping trends as a result of the growth in e-commerce may also affect the profitability of retailers that do not adapt to changes in market conditions. While we devote considerable effort and resources to analyze and respond to Neighbor trends, Neighbor and consumer preferences, and consumer spending patterns, we cannot predict with certainty what future Neighbors will want, what future retail spaces will look like, or how much revenue will be generated at traditional brick and mortar locations. If we are unable to anticipate and respond promptly to trends in the market (such as space for a drive through or curbside pickup), our occupancy levels and rental rates may decline, and our financial condition, cash flows, and results of operations may be adversely impacted.
Actual incremental unlevered yields for our development and redevelopment projects may vary from our underwritten incremental unlevered yield range.
As part of our standard development and redevelopment underwriting process, we analyze the yield for each project and establish a range of target yields (“underwritten incremental unlevered yields”). Underwritten incremental unlevered yields reflect the yield we target to generate from each project upon expected stabilization and are calculated as the estimated incremental NOI for a project at stabilization divided by its estimated net project investment. The estimated incremental NOI is the difference between the estimated annualized NOI we target to generate from a project upon stabilization and the estimated annualized NOI without the planned improvements. Underwritten incremental unlevered yield does not include peripheral impacts, such as lease rollover risk or the impact on the long term value of the property upon sale or disposition.
Underwritten incremental unlevered yields are based solely on our estimates, using data available to us in our development and redevelopment underwriting processes. The actual total cost to complete a development or redevelopment project may differ substantially from our estimates due to various factors, including unanticipated expenses, delays in the estimated start and/or completion date of planned development projects, effects of the COVID-19 pandemic, and other contingencies. In addition, the actual incremental NOI from our planned development and redevelopment activities may differ substantially from our estimates based on numerous other factors, including delays and/or difficulties in leasing and stabilizing a development or redevelopment project, failure to obtain estimated occupancy and rental rates, inability to collect anticipated rental revenues, Neighbor bankruptcies, and unanticipated expenses that we cannot pass on to our Neighbors. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its incremental NOI at stabilization.
Risks Related to Our Indebtedness and Liquidity
We have substantial indebtedness, and we may need to incur additional indebtedness, including recourse debt, in the future, which could adversely affect our business, financial condition, and ability to make distributions to our stockholders.
We have obtained, and are likely to continue to obtain, lines of credit, and other long-term financing that are secured by our shopping centers and other assets. On December 31, 2021, we had indebtedness of $1.9 billion comprised of $1.3 billion in unsecured debt, $0.4 billion in outstanding secured loan facilities, and $0.2 billion in mortgage loans and finance lease obligations. In connection with executing our business strategies, we expect to evaluate additional acquisitions and strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. We may also incur mortgage debt on shopping centers that we already own in order to obtain funds to acquire additional shopping centers or make other capital investments. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we cannot guarantee that we will be able to obtain any such borrowings on satisfactory terms. Additionally, if we have insufficient income to service any recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets.
If we mortgage a property and there is a shortfall between the cash flows from that property and the cash flows needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple shopping centers. Additionally, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our shopping centers. When we give a guaranty on behalf of an entity that owns one of our shopping centers, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. Currently, we are a limited guarantor on a mortgage loan for two of our unconsolidated joint ventures. In each case, our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	13

High debt levels could have material adverse consequences for the Company, including hindering our ability to adjust to changing market, industry, or economic conditions; limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses; requiring the use of a substantial portion of our cash flows for the payment of principal and interest on our debt, thereby limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases, or other uses; making us more vulnerable to economic or industry downturns, including interest rate increases; and placing us at a competitive disadvantage compared to less leveraged competitors.
We may not be able to access financing on favorable terms, or at all.
We may finance our assets over the long-term through a variety of means, including unsecured bonds, credit facilities, secured pools, issuance of commercial mortgage-backed securities, and other structured financings. Our ability to execute this strategy will depend on various market conditions that are beyond our control, including lack of capital availability and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.
Covenants in our loan agreements may restrict our operations and adversely affect our financial condition and ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements may contain covenants that limit our ability to further mortgage a property or discontinue insurance coverage. In addition, loan agreements may limit our ability to enter into or terminate certain operating or lease agreements related to a property. Mortgage debt and other property-level debt that we incur may also limit our ability to transfer properties from one subsidiary to another. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, which may adversely affect our financial condition and ability to make distributions to our stockholders.
Covenants in certain of our loan agreements specify that certain named individuals must remain a member of management and/or the Board or require certain level of management or Board continuity in connection with a fundamental transaction.
A number of our loan agreements contain covenants that require certain named individuals, including Mr. Edison, to continue serving as a member of management and/or the Board or require certain levels of senior management and/or Board continuity following a change of control or other fundamental transaction. If such individuals were to depart from the Company within a specified time prior to such transaction or within such specified time after such a transaction, we may be required to negotiate waivers of such covenants or obtain replacement financing, which we may not be able to do on satisfactory terms or at all.
Higher market capitalization rates and lower NOI for our shopping centers may adversely impact our ability to sell shopping centers and fund developments and acquisitions, and may dilute earnings.
As part of our capital recycling strategy, we sell shopping centers that no longer meet our growth and investment objectives due to stabilization or perceived future risk. Sales proceeds are then used to fund the construction of developments, redevelopments, expansions, and acquisitions, and to repay debt. An increase in market capitalization rates or a decline in NOI may cause a reduction in the value of shopping centers identified for sale, which would have an adverse effect on the amount of cash generated. Additionally, the sale of shopping centers resulting in significant tax gains may require higher distributions to our stockholders in order to maintain our REIT status or payment of additional income taxes. We intend to utilize Section 1031 Exchanges to mitigate taxable income. However, there can be no assurance that we will identify exchange shopping centers that meet our investment objectives for acquisitions.
The phase-out, replacement, or unavailability of LIBOR could affect interest rates for a significant portion of our indebtedness, as well as our ability to obtain future debt financing on favorable terms.
As of December 31, 2021, we had approximately $1.0 billion of indebtedness tied to the London Interbank Offered Rate (“LIBOR”), $0.9 billion of which was fixed through the use of interest rate swaps. Additionally, we have a revolving credit facility tied to LIBOR with a capacity of $500 million, on which we had no outstanding balance (excluding letters of credit in an amount of $10.7 million) as of December 31, 2021. In 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark, and in 2021 it announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1 week and 2 month U.S. dollar (“USD”) settings, and immediately after June 30, 2023, in the case of the remaining USD settings. The Federal Reserve Board has also advised banks to stop writing new USD LIBOR contracts. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the U.S. Working groups formed by financial regulators in other jurisdictions, including the U.K., the European Union, Japan, and Switzerland, have also recommended alternatives to LIBOR denominated in their local currencies. Although SOFR appears to be the preferred replacement rate for USD LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. At this time, it is not possible to predict how markets will respond to SOFR or other alternative rates as the transition away from the LIBOR benchmarks is anticipated in the coming years. Accordingly, the outcome of these reforms is uncertain, and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, and there can be no assurance that they will not result in financial market disruptions, significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	14

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to pay distributions to our stockholders.
Although a significant amount of our outstanding debt has fixed interest rates, we borrow funds at variable interest rates under our credit facilities and term loans. As of December 31, 2021, 1.3% of our outstanding debt was variable rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates, resulting in higher interest rates and increased interest expense. Either of these events would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to stockholders.
Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect our financial condition, cash flows, and results of operations.
From time to time, we manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, including but not limited to, the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, and that we may be required to pay the counterparty if interest rates decrease in the future below the hedged amount. There can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there may be significant costs and cash requirements involved to fulfill our obligations under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our financial condition, cash flows, and results of operations.
Risks Related to Our Corporate Structure and Organization
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, which allows them to vote in connection with a change of control transaction that might involve a premium price for shares of our common stock.
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, including granting them the right to vote in connection with a change of control transaction. Any such change of control transaction is required to be approved by holders of ownership units of the Operating Partnership (“OP units”) (including our Company and its subsidiaries) at the same level of approval as required for approval by holders of shares of our common stock. For purposes of any such vote, we will be deemed to vote the OP units held by us and our subsidiaries in proportion to the manner in which all of our outstanding shares of common stock were voted at a stockholders meeting relating to such transaction. As of January 31, 2022, we would have directly or indirectly controlled approximately 88.4% of the OP units. Furthermore, as of January 31, 2022, Mr. Edison had voting control over approximately 6.6% of the OP units (considering OP units owned by us), and therefore could have influence over votes on change of control transactions.
We and our consolidated subsidiary, the Operating Partnership, entered into tax protection agreements with certain protected partners, which may limit the Operating Partnership’s ability to sell or otherwise dispose of certain shopping centers and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
We and the Operating Partnership entered into a tax protection agreement on October 4, 2017 (the “2017 TPA”) with, among others, Mr. Edison, and certain entities controlled by him at the closing of a transaction in May 2017 pursuant to which we internalized our management structure through the acquisition of certain real estate assets and the third party investment management business of Phillips Edison Limited Partnership (“PELP”) in exchange for OP units and cash. Pursuant to the 2017 TPA, if the Operating Partnership: (i) sells, exchanges, transfers or otherwise disposes of certain shopping centers in a taxable transaction, or undertakes any taxable merger, combination, consolidation or similar transaction (including a transfer of all or substantially all assets), for a period of ten years commencing on October 4, 2017; or (ii) fails, prior to the expiration of such period, to maintain certain minimum levels of indebtedness that would be allocable to each protected partner for tax purposes or, under certain circumstances, fails to offer such protected partners the opportunity to guarantee certain types of the Operating Partnership’s indebtedness, then the Operating Partnership will indemnify each affected protected partner, including Mr. Edison, against certain resulting tax liabilities. Our tax indemnification obligations include a tax gross-up. As of December 31, 2021, 30 of our 268 wholly-owned shopping centers, four outparcels, and the land under which one of our properties is located, comprising approximately 11.9% of our ABR, are subject to the protection described in clause (i) above, and the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to such protection is approximately $146.8 million.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	15

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
Our Board determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without the vote of our stockholders. Under the MGCL and our charter, our stockholders have a right to vote only on limited matters. Our Board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
Our charter, bylaws and Maryland law contain terms that may discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our charter, bylaws and Maryland law contain provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest. Our charter authorizes our Board to, without stockholder approval, amend our charter to increase or decrease the aggregate number of authorized shares of stock, to authorize us to issue additional shares of our common stock or preferred stock and to classify or reclassify unissued shares of our common stock or preferred stock and thereafter to authorize us to issue such classified or reclassified shares of stock. We believe these charter provisions will provide us with increased flexibility in structuring possible future financings and acquisitions and in meeting other needs that might arise. The additional classes or series, as well as the additional authorized shares of our common stock, will be available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded, and our Board could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock.
Our charter, with certain exceptions, authorizes our Board to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements under the IRC, among other purposes, our charter prohibits any person from directly or constructively owning more than 9.8% in value of our aggregate outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our aggregate outstanding common stock, unless exempted by our Board.
In addition, the MGCL permits our Board to implement certain takeover defenses without stockholder approval.
These and other provisions of our charter, bylaws and Maryland law could have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.
Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, associates, and agents than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, associates, and agents in some cases, which would decrease the cash otherwise available for distribution to stockholders.
Risks Related to Our REIT Status and Other Tax Risks
Failure to qualify as a REIT would cause us to be taxed as a regular C corporation, which would substantially reduce funds available for distributions to stockholders.
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2010. We believe that our organization and method of operation has enabled and will continue to enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. However, we cannot assure you that we will qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the IRC as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations, or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.
If we fail to qualify as a REIT in any taxable year, and are unable to obtain relief under certain statutory provisions, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:
•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal and state income tax at regular corporate rates; and
•we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	16

As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock. If we fail to qualify as a REIT, we would no longer be required to make distributions to our stockholders.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property, and transfer taxes. Any of these taxes would decrease cash available for distributions to stockholders.
If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT and would suffer adverse consequences.
We believe that the Operating Partnership is organized and will be operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. As a partnership, the Operating Partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated that partner’s share of the Operating Partnership’s income. No assurance can be provided, however, that the Internal Revenue Service (the “IRS”) will not challenge the Operating Partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including us.
The Operating Partnership has a carryover tax basis on certain of its assets as a result of our acquisition of PELP, and our merger with Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), and the amount that we have to distribute to stockholders therefore may be higher.
As a result of each of the acquisition of PELP and our merger with REIT II, certain of the Operating Partnership’s shopping centers have carryover tax bases that are lower than the fair market values of these shopping centers at the time of the acquisition. As a result of this lower aggregate tax basis, the Operating Partnership will recognize higher taxable gain upon the sale of these assets, and the Operating Partnership will be entitled to lower depreciation deductions on these assets than if it had purchased these shopping centers in taxable transactions at the time of the acquisition. Such lower depreciation deductions and increased gains on sales allocated to us generally will increase the amount of our required distribution under the REIT rules, and will decrease the portion of any distribution that otherwise would have been treated as a “return of capital” distribution.
Our property taxes could increase due to property tax rate changes or reassessment, which could impact our cash flow.
Even if we qualify as a REIT for U.S. federal income tax purposes, we are required to pay state and local property taxes on our shopping centers. The property taxes on our shopping centers may increase as property tax rates change or as our shopping centers are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past and such increases may not be covered by Neighbors pursuant to our lease agreements. If the property taxes we pay increase, our financial condition, results of operations, cash flow, per share trading price of our common stock, and ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.
We use taxable REIT subsidiaries, which may cause us to fail to qualify as a REIT.
To qualify as a REIT for U.S. federal income tax purposes, we hold, and plan to continue to hold, substantially all of our non-qualifying REIT assets and conduct certain of our non-qualifying REIT income activities in or through one or more taxable REIT subsidiary (“TRS”) entities. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to U.S. federal income tax as a regular C-corporation at a current rate of 21%.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	17

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
We intend to make distributions to our stockholders to comply with the REIT requirements of the IRC and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to our stockholders at times when it would be more advantageous to reinvest cash in the business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
If we do not have other funds available, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, pay dividends in the form of "taxable stock dividends,” or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders, and the ownership of our stock. As discussed above, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, U.S. government securities, and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than U.S. government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than U.S. government securities and qualified real estate assets) and no more than 20% of the value of our gross assets may be represented by securities of one or more TRS entities. Finally, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and being subject to adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
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
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to our stockholders, in a year in which we are not profitable under accounting principles generally accepted in the United States (“GAAP”) or other economic measures.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	18

substantial amounts of REIT taxable income and would be required to distribute such income to shareholders in a year in which we are not profitable under GAAP or other economic measures.
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
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders generally is 20%. Distributions paid by REITs to non-corporate stockholders generally are taxed at rates lower than ordinary income rates, but those rates are higher than the 20% tax rate on qualified dividend income paid by corporations. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, the more favorable rates for corporate dividends may cause non-corporate investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of shares of our common stock.
Legislative or regulatory tax changes could adversely affect us or our stockholders.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Any such change could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, results of operations, and the amount of cash available for the payment of dividends. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation, or administrative interpretation.
In addition, the COVID-19 pandemic has left many state and local governments with reduced tax revenue, which may lead such governments to increase taxes or otherwise make significant changes to their state and local tax laws. If such changes occur, we may be required to pay additional taxes on our assets or income.
If our assets are deemed to be plan assets, we may be exposed to liabilities under Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the IRC.
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
Risks Related to Business Continuity
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could adversely affect our cash flows and stockholder returns.
We maintain insurance coverage with third-party carriers who provide a portion of the coverage of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our shopping centers. We currently self-insure a portion of our commercial insurance deductible risk through our captive insurance company. To the extent that our captive insurance company is unable to bear that risk, we may be required to fund additional capital to our captive insurance company or we may be required to bear that loss. As a result, our operating results may be adversely affected.
There are some types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or sublimits. Insurance risks associated with potential acts of terrorism could sharply increase the premiums that we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our shopping centers. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. If any of our shopping centers incur a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	19

loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, such payments could adversely impact our cash flows and ability to make distributions to our stockholders.
Climate change may adversely affect our business, financial condition, cash flows, and results of operations.
Climate change, including the impact of global warming, creates physical and financial risks. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g. floods, tornadoes, or hurricanes) and extreme temperatures. The occurrence of sea level rise or one or more natural disasters, such as floods, tornados, hurricanes, tropical storms, wildfires, and earthquakes (whether or not caused by climate change), could cause considerable damage to our shopping centers, disrupt our operations and negatively affect our financial performance. To the extent any of these events results in significant damage to or closure of one or more of our shopping centers, our operations and financial performance could be adversely affected through lost Neighbors and an inability to lease or re‑lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel or other energy costs or a fuel shortage, and increases in the costs of (or making unavailable) insurance on favorable terms if they result in significant loss of property or other insurable damage. In addition, transition risks associated with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. For example, various federal, state, and regional laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing shopping centers, increase the costs of maintaining or improving our existing shopping centers or developing new shopping centers, or increase taxes and fees assessed on us or our shopping centers.
As an owner and/or operator of real estate, we could become subject to liability for environmental violations, regardless of whether we caused such violations, and our efforts to identify environmental liabilities may not be successful.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges; air emissions; the operation and removal of underground and above-ground storage tanks; the use, storage, treatment, transportation and disposal of hazardous materials and wastes; the remediation of contaminated property associated with the release or disposal of hazardous materials and wastes; and other health and safety-related concerns. U.S. federal, state, and local laws and regulations relating to the protection of the environment may require us, as a current or previous owner or operator of real property, to investigate and clean up hazardous or toxic substances or petroleum product releases at a property or at impacted neighboring properties. Some of these laws and regulations may impose strict or joint and several liability on tenants, owners, or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state, and local environmental laws, ordinances, and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred. For example, many of our sites are currently or were formerly used for dry cleaning operations, and there have been and could be releases of chlorinated solvents as a result of these operations, which have resulted in and could give rise in the future to the requirement that we perform clean-up actions. As another example, many of our sites are currently or were formerly used for motor vehicle filling station and maintenance operations, and there have been and could be releases of petroleum products, hydraulic oil, or other substances associated with these operations, which have resulted in and could give rise in the future to the requirement that we or others investigate or remediate the releases. We may be subject to regulatory action and may also be held liable to third parties for personal injury or property damage incurred by such parties in connection with exposure to or offsite contamination caused by hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances, and related liabilities, may be substantial and could materially and adversely affect us. The presence of hazardous or toxic substances, or the failure to remediate the related contamination, may also adversely affect our ability to sell, lease or redevelop a property or to borrow money using a property as collateral.
Although we believe that our portfolio is in substantial compliance with U.S. federal, state, and local environmental laws and regulations regarding hazardous or toxic substances, and that there is no material contamination that we would be responsible for addressing, this belief is based on limited evaluation and testing. Nearly all of our shopping centers have been subjected to Phase I or similar environmental audits. These environmental audits (which do not include subsurface testing) have not revealed, nor are we aware of, any environmental liability that we believe is reasonably likely to have a material adverse effect on us. However, we cannot assure you that: (i) previous environmental studies with respect to the portfolio revealed all potential environmental liabilities; (ii) any previous owner, occupant or Neighbor of a property did not create any material environmental condition not known to us; (iii) the current environmental condition of the portfolio will not be affected by Neighbors and occupants, by the condition of nearby properties, or by other unrelated third parties; or (iv) future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.
We and our Neighbors face risks relating to cybersecurity attacks, which could cause loss of confidential information and other disruptions to business operations, and compliance with new laws and regulations regarding cybersecurity and privacy may result in substantial costs and may decrease cash available for distributions.
Cybersecurity attacks include attempts to gain unauthorized access to our data and/or computer systems to disrupt operations, corrupt data, or steal confidential information. We may face such cybersecurity attacks through malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	20

organization, and other significant disruptions of our information technology (IT) systems. The risk of a cybersecurity attack, including by computer hackers (individual or hacking organizations), foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The techniques and sophistication used to conduct cyber attacks and breaches of IT systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time.
Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our Neighbors. In addition to our own IT systems, we also depend on third parties to provide IT services relating to several key business functions, such as administration, accounting, communications, document management and storage, human resources, payroll, tax, investor relations, and certain finance functions. Our IT systems and those provided by third parties may contain personal, financial, or other information that is entrusted to us by our Neighbors and associates, as well as proprietary PECO information and other confidential information related to our business. We and such third parties employ a number of measures to prevent, detect, and mitigate these threats, including password protection, firewalls, backup servers, malware detection, intrusion sensors, threat monitoring, user training, and periodic penetration testing; however, there is no guarantee that such efforts will be successful in preventing a cybersecurity attack.
As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our Neighbors, and private data exposure. Our financial results and business operations may be negatively affected by such an incident or the resulting negative media attention. A cybersecurity attack could: (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our Neighbors; (ii) compromise the confidential or proprietary information of our Neighbors, associates, and vendors, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes; (iii) result in our inability to maintain the building systems relied upon by our Neighbors for the efficient use of their leased space; (iv) require significant management attention and resources to remedy the damages that result; (v) result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; (vi) result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; (vii) subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements or relationships; (viii) cause reputational damage that adversely affects Neighbor, investor, and associate confidence in us, which could negatively affect our ability to attract and retain Neighbors, investors, and associates; (ix) result in significant remediation costs, some or all of which may not be recoverable from our insurance carriers; and (x) result in increases in the cost of obtaining insurance on favorable terms, or at all, if the attack results in significant insured losses. Such security breaches also could result in a violation of applicable federal and state privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers. Similarly, our Neighbors rely extensively on IT systems to process transactions and manage their businesses and thus are also at risk from and may be adversely affected by cybersecurity attacks. An interruption in the business operations of our Neighbors or a deterioration in their reputation resulting from a cybersecurity attack, including unauthorized access to customers’ credit card data and other confidential information, could indirectly negatively affect our business and cause lost revenues. As of December 31, 2021, we have not had any material incidents involving cybersecurity attacks.
Regulatory and Legal Risks
Compliance or failure to comply with the Americans with Disabilities Act (the “ADA”), and fire, safety, and other regulations could result in substantial costs and may decrease cash available for stockholder distributions.
Our shopping centers are or may become subject to the ADA which generally requires that all places of public accommodation comply with federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require the removal of access barriers and noncompliance may result in the imposition of injunctive relief, monetary penalties, or in some cases, an award of damages. While we attempt to acquire shopping centers that are already in compliance with the ADA or place the burden of compliance on the seller or other third party, such as a Neighbor, we cannot assure stockholders that we will be able to acquire shopping centers or allocate responsibilities in this manner. In addition, we are required to operate the shopping centers in compliance with fire and safety regulations, building codes, and other land use regulations, as they may be adopted by governmental entities and become applicable to the shopping centers. We may be required to make substantial capital expenditures to comply with these requirements, and these expenditures may reduce our net income and may have a material adverse effect on our ability to meet our financial obligations and make distributions to our stockholders.
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
Risks Related to Our Common Stock
An active trading market for our common stock may not be maintained.
Our common stock only recently began trading on Nasdaq, and we cannot assure you that an active trading market will be sustained. Whether an active public market for shares of our common stock will be maintained depends on a number of factors, including the extent of institutional investor interest in us, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate based

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	21

companies), our financial performance, and general stock and bond market conditions. If an active trading market for shares of our common stock does not develop, you may have difficulty selling shares of our common stock, which could adversely affect the price that you receive for such shares.
The market price and trading volume of shares of our common stock may be volatile.
The U.S. stock markets, including Nasdaq, on which our common stock recently began trading, have experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock is likely to be similarly volatile, and investors in shares of our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of shares of our common stock will not fluctuate or decline significantly in the future.
In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the share price of our common stock or result in fluctuations in the price or trading volume of shares of our common stock, including:
•the annual yield from distributions on shares of our common stock as compared to yields on other financial instruments;
•equity issuances by us, or future sales of substantial amounts of shares of our common stock by our existing or future stockholders, or the perception that such issuances or future sales may occur;
•the recent automatic conversion of all shares of our Class B common stock into shares of our listed common stock;
•increases in market interest rates or a decrease in our distributions to stockholders that lead purchasers of shares of our common stock to demand a higher yield;
•changes in market valuations of similar companies;
•fluctuations in stock market prices and volumes;
•additions or departures of key management personnel;
•our operating performance and the performance of other similar companies;
•actual or anticipated differences in our quarterly operating results;
•changes in expectations of future financial performance or changes in estimates of securities analysts;
•publication of research reports about us or our industry by securities analysts;
•failure to qualify as a REIT;
•adverse market reaction to any indebtedness we incur in the future;
•strategic decisions by us or our competitors, such as acquisitions, divestments, spin offs, joint ventures, strategic investments, or changes in business strategy;
•the passage of legislation or other regulatory developments that adversely affect us or our industry;
•speculation in the press or investment community;
•changes in our earnings;
•failure to satisfy the listing requirements of Nasdaq;
•failure to comply with the requirements of the Sarbanes-Oxley Act;
•actions by institutional stockholders;
•changes in accounting principles; and
•general market conditions, including factors unrelated to our performance.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy and our ability to make distributions to our stockholders.
The number of shares of our common stock available for future issuance or sale could adversely affect the market price of our common stock.
We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price of our common stock. The issuance of a substantial number of shares of our common stock in the public market, or upon exchange of common units of limited partnership interest in our OP units, or the perception that such issuances might occur, could adversely affect the market price of our common stock.
The exchange of OP units for common stock, including OP units granted to certain directors, executive officers and other employees under our equity incentive plan, or the issuance of our common stock or OP units in connection with future property, portfolio or business acquisitions could have an adverse effect on the market price of our common stock. In addition, the existence of OP units and shares of our common stock reserved for issuance under our equity incentive plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. Future issuances of shares of our common stock may also be dilutive to existing stockholders.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	22

Future offerings of debt securities, which would be senior to our common stock upon liquidation, and/or preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
In October 2021, we issued $350 million aggregate principal amount of 2.625% senior notes, and in the future, we may attempt to increase our capital resources by offering additional debt or equity securities (or causing our operating partnership to issue debt or equity securities), including medium term notes, senior or subordinated notes, and additional classes of preferred or common stock. Holders of debt securities or shares of preferred stock, as well as lenders with respect to other borrowings, will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We are not required to offer any such additional debt or equity securities to existing common stockholders on a preemptive basis. Therefore, offerings of common stock or other equity securities may dilute the holdings of our existing stockholders. Future offerings of debt or equity securities, or the perception that such offerings may occur, may reduce the market price of our common stock and/or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our stockholders, you will bear the risk of our future offerings reducing the market price of our common stock and diluting your proportionate ownership.
If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in shopping centers and other assets, and our stockholders’ overall returns may be reduced.
Our organizational documents permit us to pay distributions from any source without limit (other than those limits set forth under Maryland law). To the extent we fund distributions from borrowings, we will have fewer funds available for investment in real estate shopping centers and other real estate-related assets, and our stockholders’ overall returns may be reduced. At times, we may need to borrow funds to pay distributions, which could increase the costs to operate our business. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.
Our distributions to stockholders may change, which could adversely affect the market price of shares of our common stock.
All distributions will be at the sole discretion of our Board and will depend on our actual and projected financial condition, results of operations, cash flows, liquidity, maintenance of our REIT qualification, and such other matters as our Board may deem relevant from time to time. We intend to evaluate distributions throughout 2022, and it is possible that stockholders may not receive distributions equivalent to those previously paid by us for various reasons, including: (i) we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, operating cash flows, or financial position; (ii) decisions on whether, when, and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Board, which reserves the right to change our distribution practices at any time and for any reason; (iii) our Board may elect to retain cash for investment purposes, working capital reserves, or other purposes, or to maintain or improve our credit ratings; and (iv) the amount of distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, state regulators, and/or the terms of any current or future indebtedness that these subsidiaries may incur.
Stockholders have no contractual or other legal right to distributions that have not been authorized by the Board and declared by the Company. We may not be able to make distributions in the future or may need to fund such distributions from external sources, as to which no assurances can be given. In addition, as noted above, we may choose to retain operating cash flow, and those retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of shares of our common stock. Our failure to meet the market's expectations with regard to future cash distributions likely would adversely affect the market price of shares of our common stock.
Increases in market interest rates may result in a decrease in the value of shares of our common stock.
One of the factors that may influence the price of shares of our common stock will be the dividend distribution rate on our common stock (as a percentage of the price of shares of our common stock) relative to market interest rates. If market interest rates rise, prospective purchasers of shares of our common stock may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than shares of our common stock, which would reduce the demand for, and result in a decline in the market price of, shares of our common stock.
If we fail to maintain an effective system of internal control over financial reporting and disclosure controls, we may not be able to accurately and timely report our financial results.
Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We are currently required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, and as of December 31, 2022, we expect that we will be required to have our independent registered public accounting firm attest to the same, as required by Section 404 of the Sarbanes-Oxley Act of 2002. To date, the audit of our consolidated financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing their audit procedures, but not for the purpose of expressing an opinion (as will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002) on the effectiveness of our internal control over financial reporting. If a material weakness or significant deficiency was to be identified in our internal control over financial reporting, we may also identify deficiencies in some of our disclosure

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	23

controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover weaknesses, we will make efforts to improve our internal control over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on Nasdaq. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.
Prior to our underwritten IPO, we had no operating history as a publicly traded company and may not be able to successfully operate as a publicly traded company.
Prior to our underwritten IPO, we had no operating history as a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our Company as a publicly traded company. Upon completion of our underwritten IPO, we were required to comply with the Nasdaq listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a publicly traded company would have an adverse effect on our financial condition, results of operations, cash flow, and per share trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	24

ITEM 2. PROPERTIES
REAL ESTATE INVESTMENTS—The following table details information for our wholly-owned properties and those owned through our unconsolidated joint ventures as of December 31, 2021, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	Ownership Percentage	Number of Properties	ABR	GLA
Wholly-owned properties	100%	268	$405,281	30,691
Grocery Retail Partners I	14%	20	29,516	2,211
Necessity Retail Partners	20%	1	2,268	116
The following table presents information regarding the geographic location of our properties, including wholly-owned and the prorated portion of those owned through our unconsolidated joint ventures, by ABR as of December 31, 2021. For additional portfolio information, refer to “Schedule III - Real Estate Assets and Accumulated Depreciation” (dollars and square feet in thousands):

State	ABR(1)	% ABR	ABR/Leased Square Foot	GLA(2)	% GLA	% Leased	Number of Properties
Florida	$50,740	12.4%	$13.40	4,034	13.0%	93.9%	50
California	43,842	10.7%	19.49	2,345	7.6%	95.9%	25
Georgia	35,687	8.7%	12.71	2,850	9.2%	98.5%	29
Texas	32,217	7.9%	16.64	2,033	6.6%	95.2%	17
Ohio	25,873	6.3%	10.33	2,602	8.4%	96.2%	21
Colorado	24,051	5.9%	17.35	1,408	4.5%	98.4%	12
Illinois	23,408	5.7%	15.16	1,635	5.3%	94.5%	14
Virginia	17,480	4.3%	14.96	1,212	3.9%	96.4%	12
Massachusetts	15,856	3.9%	14.17	1,145	3.7%	97.8%	9
Minnesota	13,918	3.4%	13.24	1,067	3.4%	98.5%	11
Pennsylvania	11,846	2.9%	12.16	1,004	3.2%	97.0%	6
Wisconsin	11,533	2.8%	11.00	1,054	3.4%	99.5%	9
Arizona	9,740	2.4%	13.71	736	2.4%	96.5%	6
Maryland	9,290	2.3%	20.17	467	1.5%	98.6%	4
South Carolina	9,166	2.2%	10.87	941	3.0%	89.6%	9
Nevada	8,580	2.1%	18.62	475	1.5%	97.1%	4
North Carolina	7,650	1.9%	12.14	659	2.1%	95.7%	10
Michigan	6,783	1.7%	9.44	724	2.3%	99.4%	5
Indiana	6,737	1.6%	8.54	832	2.7%	94.7%	5
Tennessee	5,871	1.4%	8.51	692	2.2%	99.8%	4
Connecticut	5,592	1.4%	13.84	419	1.3%	96.5%	4
New Mexico	5,410	1.3%	14.17	404	1.3%	94.6%	3
Kentucky	4,915	1.2%	10.05	502	1.6%	97.5%	3
Oregon	4,778	1.2%	15.31	314	1.0%	99.4%	4
Kansas	4,376	1.1%	11.99	376	1.2%	97.0%	3
New Jersey	4,101	1.0%	25.23	163	0.5%	100.0%	1
Iowa	2,885	0.7%	9.05	359	1.2%	88.9%	3
Washington	2,757	0.7%	15.95	173	0.6%	100.0%	2
Missouri	2,621	0.5%	11.98	221	0.7%	99.1%	2
New York	1,713	0.3%	10.87	163	0.6%	96.5%	1
Utah	450	0.1%	33.18	14	0.1%	100.0%	1
Total	$409,866	100.0%	$13.72	31,023	100.0%	96.3%	289
(1)We calculate ABR as monthly contractual base rent as of December 31, 2021, multiplied by twelve months.
(2)GLA is defined as the total occupied and unoccupied square footage of a building that is available for Neighbors to lease.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	25

LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations, excluding our Neighbors who are occupying space on a temporary basis, after December 31, 2021 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures:

$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$2.1
$32.7
$52.3
$57.7
$60.2
$64.1
$36.7
$23.9
$21.6
$17.2
$17.6
$23.8
MTM (65)
2022 (639)
2023 (725)
2024 (807)
2025 (708)
2026 (809)
2027 (422)
2028 (251)
2029 (171)
2030 (124)
2031 (169)
2032+ (162)
Expiration Year/ (Number of Leases)
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
For our wholly-owned properties and those owned through our unconsolidated joint ventures, during the 2022 fiscal year, we have a total of 639 leases expiring, representing 2.3 million square feet of GLA. For our wholly-owned properties, during the 2022 fiscal year, we have 592 leases expiring, representing 2.3 million square feet of GLA. For our wholly-owned properties, the expiring leases have an ABR of $13.90 per square foot. While we cannot predict what rental rates we will achieve in 2022 as we renew or replace these expiring leases, the comparable rent spread of new leases signed during 2021 was 15.7%, and the comparable rent spread for lease renewals executed in 2021 was 8.1%. Further, during the fiscal year 2021, our occupancy improved 1.6% to 96.3%, indicating continued demand for leasing spaces at our centers.
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Leasing Activity” of this filing on Form 10-K for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	26

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, by Neighbor type as of December 31, 2021:

Leased Square Feet
by Neighbor Type
Grocery: 47.9%
National &
Regional:
35.4%
Local: 16.7%

ABR
by Neighbor Type

Grocery: 34.1%
National & Regional: 41.0%
Local: 24.9%

The following charts present the composition of our portfolio by neighbor industry as of December 31, 2021:

Leased Square Feet
by Neighbor Industry
Grocery: 47.9%
Retail
Stores: 24.4%
Restaurant: 9.3%
Services: 18.4%

ABR
by Neighbor Industry
Grocery: 34.1%
Retail Stores: 22.4%
Services: 27.0%
Restaurant: 16.5%

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	27

NECESSITY-BASED GOODS AND SERVICES—We define “Necessity-based goods and services” as goods and services that are indispensable, necessary, or common for day-to-day living, or that tend to be inelastic (i.e., those for which the demand does not change based on a consumer’s income level). We estimate that approximately 72% of our ABR, including the pro rata portion attributable to properties owned through our unconsolidated joint ventures, is generated from Neighbors providing necessity-based goods and services. Additionally, within Necessity-based goods and services, we estimate that approximately 49% of our ABR is generated from retail and service businesses generally deemed essential under most state and local mandates issued in response to the COVID-19 pandemic, including those that may have temporarily closed at various points during the pandemic due to decreases in foot traffic and customer patronage as a result of “stay-at-home” mandates and social distancing guidelines implemented in response to the pandemic.
TOP TWENTY NEIGHBORS—The following table presents our top twenty Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, as of December 31, 2021 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$26,871	6.6%	3,310	11.1%	60
Publix	22,994	5.6%	2,269	7.6%	56
Albertsons-Safeway	17,253	4.2%	1,648	5.5%	30
Ahold Delhaize	17,241	4.2%	1,204	4.0%	22
Walmart	8,933	2.2%	1,770	5.9%	13
Giant Eagle	7,732	1.9%	828	2.8%	12
Sprouts Farmers Market	6,494	1.6%	421	1.4%	14
TJX Companies	5,498	1.3%	465	1.6%	17
Raley's	3,884	0.9%	253	0.8%	4
Dollar Tree	3,389	0.8%	341	1.1%	36
SUPERVALU	3,244	0.8%	336	1.1%	5
Subway Group	2,631	0.6%	105	0.4%	74
Anytime Fitness, Inc.	2,602	0.6%	166	0.6%	34
Schnucks	2,571	0.6%	249	0.8%	4
Lowe's	2,469	0.6%	369	1.2%	4
Kohl's Corporation	2,241	0.6%	365	1.2%	4
Food 4 Less (PAQ)	2,215	0.6%	118	0.4%	2
Save Mart	2,174	0.6%	258	0.9%	5
Petco Animal Supplies, Inc.	2,136	0.5%	127	0.4%	11
Franchise Group, Inc.	2,057	0.5%	146	0.6%	24
Total	$144,629	35.3%	14,748	49.4%	431
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, in the event that a parent company has multiple subsidiaries or banners in a shopping center, those subsidiaries are included as one location.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	28

w PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION—Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “PECO.” As of February 1, 2022, we had approximately 113.4 million shares of common stock outstanding, held by a total of 17,463 stockholders of record. This figure does not represent the actual number of beneficial owners of the Company’s common shares because common shares are frequently held in “street name” by securities dealers and others for the beneficial owners who may vote the shares. As of December 31, 2021, there was no established public trading market for our Class B common stock, which automatically converted into our publicly traded common stock on January 18, 2022.
Underwritten Initial Public Offering—On July 19, 2021, we closed our underwritten initial public offering (“underwritten IPO”), through which we issued 19.6 million shares, including the underwriters’ overallotment election, of a new class of common stock, $0.01 par value per share, at an initial price to the public of $28.00 per share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” for more details.
Prior to our underwritten IPO, the independent directors of our board of directors (the “Board”) engaged an independent valuation expert that has expertise in appraising commercial real estate assets, to provide a calculation of the range of an estimated value per share (“EVPS”) of our common stock. On April 29, 2021, the independent directors of our Board declared the EVPS of our common stock as $31.65 as of March 31, 2021. On May 6, 2020, we previously established an EVPS of $26.25 as of March 31, 2020. See “Part II. Item 5. Other Information - Estimated Value per Share” of the Form 10-Q filed with the SEC on May 4, 2021 for further details on EVPS, including valuation methodologies, role of the independent directors, and limitations of EVPS.
DISTRIBUTIONS—We elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2010. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction).
The following table details distributions to our common stockholders and OP unit holders on a cash basis during the years ended December 31, 2021 and 2020:

Period(1)	Date of Record	Monthly Distribution Rate	Annual Distribution Rate	Date Distribution Paid
2021:
December 2020	12/31/2020	$0.085	$1.02	1/12/2021
January 2021	1/15/2021	$0.085	$1.02	2/1/2021
February 2021	2/15/2021	$0.085	$1.02	3/1/2021
March 2021	3/19/2021	$0.085	$1.02	4/1/2021
April 2021	4/19/2021	$0.085	$1.02	5/3/2021
May 2021	5/17/2021	$0.085	$1.02	6/1/2021
June 2021	6/15/2021	$0.085	$1.02	7/1/2021
July 2021	7/15/2021	$0.085	$1.02	8/2/2021
August 2021	8/16/2021	$0.085	$1.02	9/1/2021
September 2021	9/15/2021	$0.085	$1.02	10/1/2021
October 2021	10/15/2021	$0.09	$1.08	11/1/2021
November 2021	11/15/2021	$0.09	$1.08	12/1/2021
December 2021	12/15/2021	$0.09	$1.08	1/3/2022

2020:
December 2019	12/16/2019	$0.168	$2.02	1/2/2020
January 2020	1/15/2020	$0.168	$2.02	2/3/2020
February 2020	2/17/2020	$0.168	$2.02	3/2/2020
March 2020	3/16/2020	$0.168	$2.02	4/1/2020
(1)Due to the uncertainty of the COVID-19 pandemic, our Board suspended stockholder distributions effective after the payment of the March 2020 distribution on April 1, 2020 and continuing through November 2020. Our Board reinstated monthly stockholder distributions beginning December 2020.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	29

The January 2022 distributions of $0.09 per share were paid on February 1, 2022. On February 9, 2022, our Board authorized 2022 distributions for February, March, and April of $0.09 per share to the stockholders of record at the close of business on February 15, 2022, March 15, 2022, and April 15, 2022, respectively. Holders of ownership units of Phillips Edison Grocery Center Operating Partnership I, L.P. (the "Operating Partnership") ("OP units") will receive distributions at the same rate as common stockholders. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code of 1986, as amended (the “IRC”).
DIVIDEND REINVESTMENT PLAN (“DRIP”) AND THE SHARE REPURCHASE PLAN (“SRP”)—On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the DRIP and the SRP.
UNREGISTERED SALE OF SECURITIES—During the year ended December 31, 2021, we issued an aggregate of approximately 28,000 shares of common stock in redemption of approximately 28,000 OP units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.
SHARE REPURCHASES—During the three months ended December 31, 2021, we did not repurchase any shares of common stock as a result of the termination of the SRP, as described above.
PERFORMANCE GRAPH—The following graph is a comparison of the cumulative total return of shares of our common stock, the Standard and Poor’s 500 Composite Index (“S&P 500”) and the FTSE Nareit All Equity REITs index (“FNER”). The graph assumes that $100 was invested on July 15, 2021 and assumes the reinvestment of any dividends. The shareholder return shown on the graph below is not indicative of future performance. The information in this paragraph and the following performance graph are deemed “furnished”, not “filed”, with the SEC and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except as shall be expressly set forth by specific reference in such filing.

Comparison of Cumulative Total Return
Investment Value
$125
$120
$115
$110
$105
$100
$95
7/15/21
9/30/21
12/31/21
PECO
S&P 500
FNER

Ticker / Index	7/15/2021	9/30/2021	12/31/2021
PECO	100.00	110.98	120.41
S&P 500	100.00	99.98	110.01
FNER	100.00	97.13	112.97

ITEM 6.
Reserved.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	30

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
We do not consider our non-GAAP measures to be alternatives to measures required in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain non-GAAP measures should not be viewed as an alternative measure of our financial performance as they may not reflect the operations of our entire portfolio, and they may not reflect the impact of general and administrative expenses, depreciation and amortization, interest expense, other income (expense), or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our shopping centers that could materially impact our results from operations. Additionally, certain non-GAAP measures should not be considered as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions, and may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business in the manner currently contemplated. Accordingly, non-GAAP measures should be reviewed in connection with other GAAP measurements, and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Other REITs may use different methodologies for calculating similar non-GAAP measures, and accordingly, our non-GAAP measures may not be comparable to other REITs.
Our KPIs and terminology can be grouped into three key areas:
PORTFOLIO—Portfolio metrics help management to gauge the health of our centers overall and individually.
•Anchor space—We define an anchor space as a space greater than or equal to 10,000 square feet of gross leasable area (“GLA”).
•Annualized Base Rent (“ABR”)—We use ABR to refer to the monthly contractual base rent at the end of the period multiplied by twelve months.
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
•Underwritten incremental unlevered yield—This reflects the yield we target to generate from a project upon expected stabilization and is calculated as the estimated incremental net operating income (“NOI”) for a project at stabilization divided by its estimated net project investment. The estimated incremental NOI is the difference between the estimated annualized NOI we target to generate by project upon stabilization and the estimated annualized NOI without the planned improvements. Underwritten incremental unlevered yield does not include peripheral impacts, such as lease rollover risk or the impact on the long term value of the property upon sale or disposition. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental NOI at stabilization.
LEASING—Leasing is a key driver of growth for our company.
•Comparable lease—We use this term to refer to a lease with consistent terms that is executed for substantially the same space that has been vacant less than twelve months.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	31

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
FINANCIAL PERFORMANCE—In addition to financial metrics calculated in accordance with GAAP, such as net income or cash flows from operations, we utilize non-GAAP metrics to measure our operational and financial performance. See “Non-GAAP Measures” below for further discussion on the following metrics.
•Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization for Real Estate (“Adjusted EBITDAre”)—To arrive at Adjusted EBITDAre, we adjust EBITDAre, as defined below, to exclude certain recurring and non-recurring items including, but not limited to: (i) changes in the fair value of the earn-out liability; (ii) other impairment charges; (iii) amortization of basis differences in our investments in our unconsolidated joint ventures; (iv) transaction and acquisition expenses; and (v) realized performance income. We use EBITDAre and Adjusted EBITDAre as additional measures of operating performance which allow us to compare earnings independent of capital structure and evaluate debt leverage and fixed cost coverage.
•Core Funds from Operations (“FFO”)—To arrive at Core FFO, we adjust Nareit FFO attributable to stockholders and OP unit holders, as defined below, to exclude certain recurring and non-recurring items including, but not limited to: (i) depreciation and amortization of corporate assets; (ii) changes in the fair value of the earn-out liability; (iii) amortization of unconsolidated joint venture basis differences; (iv) gains or losses on the extinguishment or modification of debt and other; (v) other impairment charges; (vi) transaction and acquisition expenses; and (vii) realized performance income. We believe Nareit FFO provides insight into our operating performance as it excludes certain items that are not indicative of such performance. Core FFO provides further insight into the sustainability of our operating performance and provides an additional measure to compare our performance across reporting periods on a consistent basis by excluding items that may cause short-term fluctuations in net income (loss).
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
•Equity Market Capitalization—We calculate equity market capitalization as the total dollar value of all outstanding shares using the closing price for the applicable date.
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
•Net Debt—We calculate net debt as total debt, excluding discounts, market adjustments, and deferred financing expenses, less cash and cash equivalents.
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

OVERVIEW
We are a REIT and one of the nation’s largest owners and operators of omni-channel grocery-anchored shopping centers. Our portfolio primarily consists of neighborhood centers anchored by the #1 or #2 grocer tenants by sales within their respective formats by trade area. Our Neighbors are a mix of national, regional, and local retailers that primarily provide necessity-based goods and services.
As of December 31, 2021, we owned equity interests in 289 shopping centers, including 268 wholly-owned shopping centers and 21 shopping center properties owned through two unconsolidated joint ventures, which comprised approximately 33.0 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	32

business provides comprehensive real estate management services to our unconsolidated joint ventures and one private fund (collectively, the “Managed Funds”).
UNDERWRITTEN INITIAL PUBLIC OFFERING—On July 19, 2021, we closed our underwritten IPO, through which we offered 17.0 million shares of our common stock, $0.01 par value per share, at an initial price to the public of $28.00 per share, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) on Form S-11 (File No. 333-255846), as amended. In connection with the underwritten IPO, the underwriters exercised a 30-day option to purchase additional shares of our common stock to cover overallotments, and, accordingly, on August 2, 2021, we settled the sale of an additional 2.6 million shares at a price of $28.00 per share. These shares are listed on Nasdaq under the trading symbol “PECO”. The underwritten IPO, including the underwriters’ overallotment election, resulted in gross proceeds of $547.4 million.
Basis of Presentation—The basis of presentation of our shares of common stock is described as follows:
•Recapitalization—On June 18, 2021, our stockholders approved an amendment to our charter (the “Articles of Amendment”) that effected a change of each share of our common stock outstanding at the time the amendment became effective into one share of a newly created class of Class B common stock (the “Recapitalization”). The Articles of Amendment became effective upon filing with, and acceptance by, the State Department of Assessments and Taxation of Maryland on July 2, 2021. Unless otherwise indicated, all information in this Form 10-K gives effect to the Recapitalization and references to “shares” and per share metrics refer to our common stock and Class B common stock, collectively. Our Class B common stock automatically converted into our publicly traded common stock on January 18, 2022 (see Note 12).
•Reverse Stock Split—On July 2, 2021, our Board approved an amendment to our charter to effect a one-for-three reverse stock split. Concurrent with the reverse split, the Operating Partnership enacted a one-for-three reverse stock split of its outstanding OP units. Unless otherwise indicated, the information in this Form 10-K gives effect to the reverse stock and OP unit splits (see Note 12).
•IPO—Following our underwritten IPO, we are presenting common stock and Class B common stock as separate classes within our consolidated balance sheets and consolidated statements of equity. Any references to “common stock” in this Form 10-K refer to our Nasdaq-listed shares sold through the underwritten IPO, whereas Class B common stock refers to the newly-created class of Class B common stock that is not listed. This applies to all historical periods presented herein.
2021 BOND OFFERING—On September 20, 2021, the SEC declared effective our bond offering registration statement as filed on Form S-3 (File Nos. 333-259059 and 333-259059-01) relating to the offer, from time to time, of an unspecified number of debt securities not to exceed a maximum aggregate offering of $1 billion (“Bond Registration”). In October 2021, in connection with this Bond Registration, we settled $350 million aggregate principal amount of 2.625% senior notes (“2021 Bond Offering”) priced at 98.692% of the principal amount and maturing in November 2031. The 2021 Bond Offering resulted in gross proceeds of $345.4 million. The notes are fully and unconditionally guaranteed by us.
AT-THE-MARKET OFFERING (“ATM”)—On February 10, 2022, we and the Operating Partnership entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of December 31, 2021 and 2020 (dollars and square feet in thousands):

	2021	2020
Number of properties	268	283
Number of states	31	31
Total square feet	30,691	31,709
ABR	$405,281	$386,516
% ABR from omni-channel grocery-anchored shopping centers	96.7%	97.3%
Leased occupancy %:
Total portfolio spaces	96.3%	94.7%
Anchor spaces	98.1%	97.6%
Inline spaces	92.7%	88.9%
Average remaining lease term (in years)(1)	4.6	4.5
(1)The average remaining lease term in years excludes future options to extend the term of the lease.
COVID-19 STRATEGY—During 2020, as a result of the coronavirus (“COVID-19”) pandemic, many state governments issued “stay-at-home” mandates that generally limited travel and movement of the general public to essential activities only and required all non-essential businesses to close. All temporarily closed Neighbors have since been permitted to reopen; however, a portion of our Neighbors have permanently closed, and we continually work to backfill any remaining vacant spaces. We believe our collections have returned to levels consistent with those prior to the onset of the pandemic. All statistics and financial results included in this COVID-19 Strategy section are approximate and include the prorated portion attributable to properties owned through our unconsolidated joint ventures.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	33

We believe substantially all Neighbors, including those that were required to temporarily close under governmental mandates, are contractually obligated to continue with their rent payments as documented in our lease agreements with them. However, we decided to negotiate relief for a small subset of our Neighbors, including rent deferrals. As of January 20, 2022, we have $3.3 million of outstanding payment plans with our Neighbors of which approximately 84% are scheduled to be received by December 31, 2022. As of January 20, 2022, the weighted-average term over which we expect to receive remaining amounts owed on executed payment plans is approximately ten months. We cannot guarantee that we will ultimately be able to collect these amounts; however, as of January 20, 2022, the collection rate on our payment plans executed during the COVID-19 pandemic exceeded 90%.
Despite seeing improvements in collections for current and past due amounts during 2021, the negative impact the pandemic has had on our Neighbors continues to be considered in our evaluation of Neighbors who potentially pose a credit risk. For Neighbors with a higher degree of uncertainty as to their creditworthiness, we may not record revenue for amounts billed until the cash is received. For the years ended December 31, 2021 and 2020, we had $3.6 million and $28.5 million, respectively, in net unfavorable monthly revenue adjustments for Neighbors who were being accounted for on a cash basis. As of December 31, 2021, our Neighbors currently being accounted for on a cash basis represented approximately 7% of our total Neighbor spaces, or approximately 5.9% of portfolio ABR. Further, many of our Neighbors who are on a cash basis of accounting are actively making payments toward their outstanding balances. When considering the ABR associated with Neighbors who are currently on a cash basis of accounting, 84% of this ABR is represented by Neighbors who are actively making payments.
Certain of our Neighbors were unable to remain in their spaces as a result of the factors previously noted. Despite this fallout, our leasing activity has been strong as demand for space in our centers remains high, which generally allows us to re-lease these spaces to Neighbors who may increase our concentration of necessity-based and omni-channel retailers. For the year ended December 31, 2021, our wholly-owned portfolio retention rate was 87.8%. Additionally, for the year ended December 31, 2021, for our wholly-owned portfolio, we executed 538 new leases, an increase as compared to both 2020 and 2019.
FINANCIAL HIGHLIGHTS—Owning, operating, and managing well-occupied omni-channel grocery-anchored real estate is a core part of our business strategy, and as of December 31, 2021, 96.7% of our ABR was derived from omni-channel grocery-anchored shopping centers. As of December 31, 2021, total leased occupancy improved 1.6% to 96.3% and inline occupancy improved 3.8% to 92.7%, when compared to December 31, 2020. We believe that our differentiated focused strategy, coupled with our responsible balance sheet management, left our portfolio well-positioned to recover from the economic downturn resulting from the COVID-19 pandemic. Our financial performance highlights during 2021 are as follows:
•Net income of $17.2 million, an increase of $11.8 million from a year ago, primarily due to increased collections, higher gains on the disposal of property, and lower interest expense.
•We closed our underwritten IPO and settled the 2021 Bond Offering, which generated gross proceeds of $547.4 million and $345.4 million, respectively.
•Collections during the second half of the year reached 99% of our monthly billings; returning to pre-COVID levels.
•Core FFO improved by $0.21 to $2.19 per diluted share primarily due to increased collections and lower interest expense.
•Same-Center NOI improved 8.2% to $346.8 million.
•Acquired $308.4 million and disposed of $206.4 million of assets, beginning our external growth strategy while improving portfolio quality with our dispositions.
•We paid monthly distributions of $0.085 per share, or $1.02 annualized, through the period of September 2021 and increased monthly distributions to $0.09 per share, or $1.08 annualized, for the remainder of the year.
•Net debt to Adjusted EBITDAre - annualized was 5.6x as compared to 7.3x during the same period a year ago.
EXECUTING OUR STRATEGY—Our performance for the year is linked to our key initiatives: differentiated and focused strategy, integrated operating platform, and responsible balance sheet management. We believe these initiatives will result in long-term growth and value creation to all of our stakeholders.
Differentiated and Focused Strategy—We continually monitor the commercial real estate sector for shopping centers that meet our investment objectives. During 2021, in the wake of the COVID-19 pandemic, our opportunities for investment in assets improved over 2020. Further, capital raised through our underwritten IPO during the third quarter of 2021 has created liquidity that we intend to use, in part, to grow our portfolio of assets. Highlights of our asset composition and acquisitions are as follows:
•96.7% of our ABR was derived from omni-channel grocery-anchored shopping centers as of December 31, 2021.
•71.6% of our ABR was derived from Neighbors providing Necessity-based goods and services.
•Acquired nine properties and five outparcels for a net cash outlay of $308.4 million, adding 1.1 million of GLA to our portfolio.
Internal Growth Through Our Integrated Operating Platform—During 2021, our leasing activity has increased as compared to both 2020 and 2019. We have focused on improving our occupancy through leasing vacant spaces, increasing lease revenue through rent growth, and executing development and redevelopment opportunities. Highlights of our wholly-owned operational activity as of and for the year ended December 31, 2021 are as follows:
•Leased occupancy for our wholly-owned portfolio improved to 96.3% as of December 31, 2021, compared to 94.7% as of December 31, 2020.
•We executed 1,135 leases (new, renewal, and options) totaling 5.6 million square feet during the year ended December 31, 2021, which was an increase from 861 leases totaling 4.7 million square feet executed during the year ended December 31, 2020.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	34

•Total ABR per leased square foot for executed new leases improved 6.0% to $17.11, and inline ABR per leased square foot for executed new leases improved 13.9% to $20.63 during the year ended December 31, 2021.
•As of and for the year ended December 31, 2021, we had 26 development and redevelopment projects completed or in process, which we estimate will comprise a total investment of $59.2 million.
•Created $1.0 million of incremental ABR in 2021 as a result of development and redevelopment projects completed in 2020.
Balance Sheet Management Positioned for External Growth—Our management team has executed strategies to improve the flexibility of our balance sheet, including gaining access to additional forms of liquidity and extending our debt maturity profile. This execution well-positions us to preserve our investment grade rating, fund distributions to our stockholders, and invest in our targeted acquisitions. As of December 31, 2021, we had $604.8 million of total liquidity, comprised of $115.5 million of cash, cash equivalents, and restricted cash, plus $489.3 million of borrowing capacity available on our $500.0 million revolving credit facility. Our balance sheet management highlights as of and for the year ended December 31, 2021 are as follows:
•Closed our underwritten IPO, in which we issued approximately 19.6 million shares of common stock at $28.00 per share, generating gross proceeds of $547.4 million.
•We were assigned investment grade ratings from Moody’s Investors Services (Baa3) and S&P Global Ratings (BBB-).
•We settled the 2021 Bond Offering, which resulted in gross proceeds of $345.4 million.
•We entered into a new $980 million credit facility comprised of a $500 million senior unsecured revolving credit facility and two $240 million senior unsecured term loan tranches (the “Refinancing”).
•We paid down or refinanced $1.1 billion in term loan debt in 2021 utilizing proceeds from the underwritten IPO, the Refinancing, the 2021 Bond Offering, and cash on hand. Additionally, we executed early repayments of $55.2 million in mortgage debt. In total, we reduced our net outstanding debt obligations by 17.5% from a year ago.
•Our ratio of net debt to Adjusted EBITDAre was 5.6x as of December 31, 2021, as compared to 7.3x as of December 31, 2020 (see “Liquidity and Capital Resources - Financial Leverage Ratios” below for a discussion and calculation).
•Following our activity this year, our debt maturity profile with the respective principal payment obligations as of December 31, 2021 is as follows (including the impact of derivatives on weighted-average interest rates):

Debt Maturity Profile
Dollars (in millions)
Weighted-average interest rate %
$600
$500
$400
$300
$200
$100
$0
6%
5%
4%
3%
2%
1%
0%
$60.7
$66.7
$503.1
$267.9
$241.9
$200.6
$17.4
$0.8
$200.8
$353.4
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031 +
Debt Maturities
Weighted-Average Interest on Maturing Debt

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	35

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the years ended December 31, 2021 and 2020(1):

	Total Deals		Inline Deals
	2021	2020	2021	2020
New leases:
Number of leases	538	383	517	363
Square footage (in thousands)	1,805	1,290	1,193	957
ABR (in thousands)	$30,889	$20,823	$24,622	$17,325
ABR per square foot	$17.11	$16.14	$20.63	$18.11
Cost per square foot of executing new leases	$28.44	$26.14	$29.55	$28.58
Number of comparable leases	228	127	224	125
Comparable rent spread	15.7%	8.2%	15.7%	10.9%
Weighted average lease term (in years)	8.1	7.6	6.4	6.7
Renewals and options:
Number of leases	597	478	537	422
Square footage (in thousands)	3,834	3,420	1,130	986
ABR (in thousands)	$47,603	$41,290	$25,891	$20,976
ABR per square foot	$12.42	$12.07	$22.92	$21.27
ABR per square foot prior to renewals	$11.68	$11.49	$20.86	$19.77
Percentage increase in ABR per square foot	6.3%	5.1%	9.9%	7.6%
Cost per square foot of executing renewals and options(2)	$0.63	$0.80	$1.23	$1.13
Number of comparable leases(3)	496	365	475	349
Comparable rent spread(3)	8.1%	6.7%	10.2%	8.0%
Weighted average lease term (in years)	4.8	5.1	4.1	3.9
Portfolio retention rate	87.8%	85.2%	79.4%	72.8%
(1)Per square foot amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)During the third quarter of 2021, we refined our calculation of cost per square foot of executing renewals and options to better align with actual costs incurred. Prior period amounts have been adjusted to reflect costs on the same basis.
(3)Excludes exercise of options.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES OF THE COVID-19 PANDEMIC—The COVID-19 pandemic resulted in reduced revenues beginning with the second quarter of 2020 and continuing through early 2021. During the second half of 2021, we saw our collections return to pre-COVID levels, including increased rental income as a result of collections in 2021 related to rent amounts billed in 2020. We believe our collections have likely stabilized, which will reduce volatility in our earnings.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	36

SUMMARY OF OPERATING ACTIVITIES FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Favorable (Unfavorable) Change
(Dollars in thousands)	2021	2020	$	%(1)
Revenues:
Rental income	$519,495	$485,483	$34,012	7.0%
Fees and management income	10,335	9,820	515	5.2%
Other property income	3,016	2,714	302	11.1%
Total revenues	532,846	498,017	34,829	7.0%
Operating Expenses:
Property operating expenses	92,914	87,490	(5,424)	(6.2)%
Real estate tax expenses	65,381	67,016	1,635	2.4%
General and administrative expenses	48,820	41,383	(7,437)	(18.0)%
Depreciation and amortization	221,433	224,679	3,246	1.4%
Impairment of real estate assets	6,754	2,423	(4,331)	NM
Total operating expenses	435,302	422,991	(12,311)	(2.9)%
Other:
Interest expense, net	(76,371)	(85,303)	8,932	10.5%
Gain on disposal of property, net	30,421	6,494	23,927	NM
Other (expense) income, net	(34,361)	9,245	(43,606)	NM
Net income	17,233	5,462	11,771	NM
Net income attributable to noncontrolling interests	(2,112)	(690)	(1,422)	NM
Net income attributable to stockholders	$15,121	$4,772	$10,349	NM
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 256 properties that were owned and operational prior to January 1, 2020. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing to real estate asset activity occurring after December 31, 2019, which includes 31 properties disposed of and eleven properties acquired. Below are explanations of the significant fluctuations in the results of operations for the years ended December 31, 2021 and 2020:
Rental Income increased $34.0 million as follows:
•$37.3 million increase related to our same-center portfolio as follows:
▪$30.9 million increase primarily due to stronger collections in 2021 as compared with lower collections in 2020, the increase owing largely to the ongoing recovery of our portfolio in the wake of the COVID-19 pandemic and its economic impact, including a decrease in Neighbors we have identified as a credit risk, as well as collections on charges that were uncollected in 2020;
▪$7.6 million increase primarily due to a $0.29 increase in average minimum rent per square foot, partially offset by a 0.4% decline in average occupancy;
▪$2.9 million increase primarily due to straight-line rent adjustments; and
▪$4.1 million decrease owing largely to lower recoverable income resulting from lower real estate taxes and decline in average occupancy.
•$3.3 million decrease related to our net disposition of 20 properties.
Property Operating Expenses increased $5.4 million primarily as follows:
• $6.0 million increase related to our same-center portfolio and corporate operating activities primarily as follows:
▪$5.1 million increase owing largely to lower expense for performance-based compensation in 2020 as a result of the COVID-19 pandemic, as compared to 2021; and
▪$0.8 million increase primarily due to higher insurance expenses attributed to higher market rates and an increase in claims and claim development.
•$0.5 million decrease related to our net disposition of 20 properties.
Real Estate Tax Expenses decreased $1.6 million primarily as follows:
•$1.3 million decrease related to our same-center portfolio primarily due to successful tax appeals and favorable assessments at our centers; and
•$0.4 million decrease related to our net disposition of 20 properties.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	37

General and Administrative Expenses increased $7.4 million primarily as follows:
•$8.7 million increase owing largely to lower expense for performance-based compensation in 2020 as a result of the COVID-19 pandemic, as compared to 2021;
•$1.2 million increase due to an increase in directors and officers insurance as a result of our underwritten IPO; and
•$2.3 million decrease primarily due to lower transfer agent costs and information technology costs.
Depreciation and Amortization decreased $3.2 million as follows:
•$1.8 million decrease related to our same-center portfolio and corporate operating activities primarily as follows:
▪$5.0 million decrease primarily due to intangible assets becoming fully amortized; and
▪$3.1 million increase primarily due to an increase in tenant improvements and leasing commissions as a result of our recent leasing activity.
•$1.4 million decrease related to our net disposition of 20 properties.
Impairment of Real Estate Assets:
•The $4.3 million increase in impairment of real estate assets was due to assets that were sold during 2021 at a disposition price that was less than the carrying value.
Interest Expense, Net:
•The $8.9 million decrease during the year ended December 31, 2021 as compared to the same period in 2020 was due to: (i) lower debt balances outstanding as a result of early repayments of debt; (ii) minimal borrowings on our revolving credit facility in 2021 as compared to 2020; and (iii) lower average interest rates during 2021 primarily due to the Refinancing; partially offset by (iv) the 2021 Bond Offering. Interest Expense, Net was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020
Interest on unsecured term loans and senior notes, net	$40,107	$46,798
Interest on secured debt	25,044	29,001
Interest on revolving credit facility, net	870	1,668
Non-cash amortization and other	6,758	7,832
Loss on extinguishment or modification of debt and other, net	3,592	4
Interest expense, net	$76,371	$85,303

Weighted-average interest rate as of end of year	3.3%	3.1%
Weighted-average term (in years) as of end of year	5.2	4.1
Gain on Disposal of Property, Net:
•The $23.9 million increase was primarily related to the sale of 24 properties and four outparcels (in addition to other property-related miscellaneous disposals and write-offs) with a net gain of $30.4 million during the year ended December 31, 2021, as compared to the sale of seven properties and one outparcel (in addition to other property-related miscellaneous disposals and write-offs) with a net gain of $6.5 million during the year ended December 31, 2020 (see Note 4).
Other (Expense) Income, Net:
•The $43.6 million change was largely due to: (i) the change in the fair value of our earn-out liability as a result of the commencement of our underwritten IPO as well as improved market conditions in 2021; (ii) an increase in transaction and acquisition expenses in connection with our underwritten IPO, including restricted stock units awarded; partially offset by (iii) an increase from equity in income of our unconsolidated joint ventures primarily due

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	38

to Necessity Retail Partners (“NRP”) property dispositions. Other (Expense) Income, Net was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020
Change in fair value of earn-out liability (see Note 16)	$(30,436)	$10,000
Equity in net income (loss) of unconsolidated joint ventures	1,695	(31)
Transaction and acquisition expenses	(5,363)	(539)
Federal, state, and local income tax expense	(327)	(491)
Other	70	306
Other (expense) income, net	$(34,361)	$9,245

SUMMARY OF OPERATING ACTIVITIES FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
For a discussion of the year-to-year comparisons in the results of operations for the years ended December 31, 2020 and 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K, filed with the SEC on March 12, 2021.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NET OPERATING INCOME—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our Same-Center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the years ended December 31, 2021 and 2020, Same-Center NOI represents the NOI for the 256 properties that were wholly-owned and operational for the entire portion of both comparable reporting periods.
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
The table below compares Same-Center NOI for the years ended December 31, 2021 and 2020 (dollars in thousands):

			Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Revenues:
Rental income(1)	$361,297	$356,096	$5,201
Tenant recovery income	115,989	120,475	(4,486)
Reserves for uncollectibility(2)	1,876	(26,243)	28,119
Other property income	2,761	2,570	191
Total revenues	481,923	452,898	29,025	6.4%
Operating expenses:
Property operating expenses	72,226	68,101	(4,125)
Real estate taxes	62,929	64,420	1,491
Total operating expenses	135,155	132,521	(2,634)	(2.0)%
Total Same-Center NOI	$346,768	$320,377	$26,391	8.2%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	39

Same-Center Net Operating Income Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Net income	$17,233	$5,462
Adjusted to exclude:
Fees and management income	(10,335)	(9,820)
Straight-line rental income(1)	(9,404)	(3,356)
Net amortization of above- and below-market leases	(3,581)	(3,173)
Lease buyout income	(3,485)	(1,237)
General and administrative expenses	48,820	41,383
Depreciation and amortization	221,433	224,679
Impairment of real estate assets	6,754	2,423
Interest expense, net	76,371	85,303
Gain on disposal of property, net	(30,421)	(6,494)
Other expense (income), net	34,361	(9,245)
Property operating expenses related to fees and management income	4,855	6,098
NOI for real estate investments	352,601	332,023
Less: Non-same-center NOI(2)	(5,833)	(11,646)
Total Same-Center NOI	$346,768	$320,377
(1)Includes straight-line rent adjustments for Neighbors for whom revenue is being recorded on a cash basis.
(2)Includes operating revenues and expenses from non-same-center properties which includes properties acquired or sold and corporate activities.

NAREIT FFO AND CORE FFO—Nareit FFO is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance. Core FFO is an additional financial performance measure used by us as Nareit FFO includes certain non-comparable items that affect our performance over time. We believe that Core FFO is helpful in assisting management and investors with assessing the sustainability of our operating performance in future periods.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	40

The following table presents our calculation of Nareit FFO, Nareit FFO Attributable to Stockholders and OP Unit Holders, and Core FFO for the years ended December 31, 2021, 2020, and 2019 (in thousands, except per share amounts):

	2021	2020	2019
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income (loss)	$17,233	$5,462	$(72,826)
Adjustments:
Depreciation and amortization of real estate assets	217,564	218,738	231,023
Impairment of real estate assets	6,754	2,423	87,393
Gain on disposal of property, net	(30,421)	(6,494)	(28,170)
Adjustments related to unconsolidated joint ventures	72	1,552	(128)
Nareit FFO attributable to the Company	211,202	221,681	217,292
Adjustments attributable to noncontrolling interests not convertible into common stock	—	—	(282)
Nareit FFO attributable to stockholders and OP unit holders	$211,202	$221,681	$217,010
Calculation of Core FFO
Nareit FFO attributable to stockholders and OP unit holders	$211,202	$221,681	$217,010
Adjustments:
Depreciation and amortization of corporate assets	3,869	5,941	5,847
Change in fair value of earn-out liability	30,436	(10,000)	(7,500)
Transaction and acquisition expenses	5,363	539	598
Loss on extinguishment or modification of debt and other, net	3,592	4	2,238
Amortization of unconsolidated joint venture basis differences	1,167	1,883	2,854
Realized performance income	(675)	—	—
Other impairment charges	—	359	9,661
Other	—	—	158
Core FFO	$254,954	$220,407	$230,866

Nareit FFO Attributable to Stockholders and OP Unit Holders/Core FFO per diluted share
Weighted-average shares of common stock outstanding - diluted(1)	116,672	111,156	109,170
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$1.81	$1.99	$1.99
Core FFO per share - diluted	$2.19	$1.98	$2.11
(1)Restricted stock awards were dilutive to Nareit FFO attributable to stockholders and OP unit holders per share and Core FFO per share for the years ended December 31, 2021, 2020, and 2019, and, accordingly, their impact was included in the weighted-average shares of common stock used in their respective per share calculations. For the year ended December 31, 2019, restricted stock units had an anti-dilutive effect upon the calculation of earnings per share and thus were excluded. For details related to the calculation of earnings per share, see Note 14.

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	41

The following table presents our calculation of EBITDAre and Adjusted EBITDAre for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Calculation of EBITDAre
Net income (loss)	$17,233	$5,462	$(72,826)
Adjustments:
Depreciation and amortization	221,433	224,679	236,870
Interest expense, net	76,371	85,303	103,174
Gain on disposal of property, net	(30,421)	(6,494)	(28,170)
Impairment of real estate assets	6,754	2,423	87,393
Federal, state, and local tax expense	327	491	785
Adjustments related to unconsolidated joint ventures	1,431	3,355	2,571
EBITDAre	$293,128	$315,219	$329,797
Calculation of Adjusted EBITDAre
EBITDAre	$293,128	$315,219	$329,797
Adjustments:
Change in fair value of earn-out liability	30,436	(10,000)	(7,500)
Transaction and acquisition expenses	5,363	539	598
Amortization of unconsolidated joint venture basis differences	1,167	1,883	2,854
Realized performance income	(675)	—	—
Other impairment charges	—	359	9,661
Adjusted EBITDAre	$329,419	$308,000	$335,410

LIQUIDITY AND CAPITAL RESOURCES
GENERAL—Aside from standard operating expenses, we expect our principal cash demands to be for:
•investments in real estate;
•cash distributions to stockholders;
•redevelopment and repositioning projects;
•capital expenditures and leasing costs; and
•principal and interest payments on our outstanding indebtedness.
We expect our primary sources of liquidity to be:
•operating cash flows;
•proceeds received from the disposition of properties;
•proceeds from any ATM offering activities;
•proceeds from debt financings, including borrowings in connection with our Bond Registration and those under our unsecured revolving credit facility;
•distributions received from unconsolidated joint ventures; and
•available, unrestricted cash and cash equivalents.
At this time, we believe our current sources of liquidity are sufficient to meet our short- and long-term cash demands.
UNDERWRITTEN IPO—On July 19, 2021, we closed our underwritten IPO, through which we issued 19.6 million shares, including the underwriters’ overallotment election, of our common stock, $0.01 par value per share, at an initial price to the public of $28.00 per share. The underwritten IPO, including the underwriters’ overallotment election, resulted in gross proceeds of $547.4 million. See “Overview” above for more details.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	42

DEBT—The following table summarizes information about our debt as of December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Total debt obligations, gross	$1,914,082	$2,307,686
Weighted-average interest rate	3.3%	3.1%
Weighted-average term (in years)	5.2	4.1

Revolving credit facility capacity(1)	$500,000	$500,000
Revolving credit facility availability(2)	489,329	490,404
(1)In July 2021, we refinanced the revolving credit facility and exercised our option to extend its maturity as noted below.
(2)Net of any outstanding balance and letters of credit.
Bond Registration—On September 20, 2021, the SEC declared effective our Bond Registration. We intend to use net proceeds from any sale of offered securities to repay outstanding indebtedness and for general corporate purposes, including funding future investment activity.
Debt Activity—During the years ended December 31, 2021 and 2020, we took steps to reduce our leverage and appropriately ladder our debt maturities. Our debt activity during the year ended December 31, 2021 was as follows:
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
•In October 2021, we settled the 2021 Bond Offering priced at 98.692% of the principal amount and maturing in November 2031. The 2021 Bond Offering resulted in gross proceeds of $345.4 million. In October 2021, net proceeds from the bond settlement were used, in part, to pay down the remaining $150 million balance of the term loan that was set to mature in November 2023. The notes are fully and unconditionally guaranteed by us.
•During 2021, we executed early repayments of $55.2 million in mortgage debt.
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
Future Debt Obligations—As of December 31, 2021, including the impact of our swap agreements, our future contractual debt obligations were $123.5 million of debt principal and interest payments during 2022, and $2.1 billion of debt principal and interest payments thereafter (see Note 8).
Covenants—Credit agreements for our unsecured revolving credit facility and unsecured term loans contain customary financial covenants, including a leverage ratio of 60% or less, with a surge to 65% or less following a material acquisition, and require the fixed-charge ratio to be 1.5:1 or greater. Our unsecured senior notes due 2031 are also subject to customary financial covenants, including a leverage ratio of 65% or less, and require the fixed-charge ratio to be 150% or greater. As of December 31, 2021, we were in compliance with the restrictive covenants of our outstanding debt obligations and we expect to continue to meet the requirements of these covenants over the next twelve months.
OTHER CONTRACTUAL COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS—We enter into leases as a lessee as part of our real estate operations in the form of ground leases of land for certain properties, and as part of our corporate operations in the form of office space and office equipment leases. Currently, neither our operating leases nor our finance leases have residual value guarantees or other restrictions or covenants. We expect to fund these obligations through existing financing or cash flows from operations. As of December 31, 2021, our future contractual obligations as a lessee included operating lease obligations of $0.8 million during 2022, and $7.5 million thereafter. As of December 31, 2021, our future contractual finance lease obligations included $0.2 million during 2022, and $0.6 million thereafter.
We have an off-balance sheet arrangement that includes being the limited guarantor for up to $190 million, capped at $50 million in most instances, of debt for our NRP joint venture. Additionally, we are the limited guarantor of a $175 million mortgage loan secured by Grocery Retail Partners I LLC (“GRP I”) properties. Our guaranty for both the NRP and GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, in both cases, we are also party to an agreement with our institutional joint venture partners in which any potential liability under such guarantees will be apportioned between us and our applicable joint venture partner based on our respective ownership percentages in the applicable joint venture. As of December 31, 2021, NRP and GRP I had outstanding debt balances of $15.3 million and $174.0 million, respectively.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	43

Additionally, our off-balance sheet arrangements include the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, all of our interest rate swaps fix the variable rate interest on our term loan debt. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of December 31, 2021, the notional amount of our interest rate swaps was $0.9 billion. As of December 31, 2021, our future interest rate swap obligations are $17.8 million during 2022 and $32.6 million thereafter.
FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of December 31, 2021 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$1,941,504	$2,345,620
Less: Cash and cash equivalents	93,109	104,952
Total net debt	$1,848,395	$2,240,668

Enterprise value:
Net debt	$1,848,395	$2,240,668
Total equity market capitalization(1)	4,182,996	2,797,234
Total enterprise value	$6,031,391	$5,037,902
(1)As of December 31, 2021, total equity market capitalization was calculated as the 126.6 million diluted shares multiplied by the closing market price per share of $33.04. As of December 31, 2020, prior to the underwritten IPO, total equity value was calculated as 106.6 million diluted shares multiplied by the EVPS of $26.25. Fully diluted shares include Class B common stock, common stock, and OP units.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Net debt to Adjusted EBITDAre - annualized:
Net debt	$1,848,395	$2,240,668
Adjusted EBITDAre - annualized(1)	329,419	308,000
Net debt to Adjusted EBITDAre - annualized	5.6x	7.3x

Net debt to total enterprise value:
Net debt	$1,848,395	$2,240,668
Total enterprise value	6,031,391	5,037,902
Net debt to total enterprise value	30.6%	44.5%
(1)Adjusted EBITDAre is based on a trailing twelve months. See “Non-GAAP Measures - EBITDAre and Adjusted EBITDAre” above for a reconciliation to Net Income (Loss).
CAPITAL EXPENDITURES AND REDEVELOPMENT ACTIVITY—We make capital expenditures during the course of normal operations, including maintenance capital expenditures and tenant improvements, as well as value-enhancing anchor space repositioning and redevelopment, ground-up outparcel development, and other accretive projects.
During the years ended December 31, 2021 and 2020, we had capital spend of $75.0 million and $64.0 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020(1)
Capital expenditures for real estate:
Capital improvements	$15,862	$13,443
Tenant improvements	23,485	14,304
Redevelopment and development	31,579	30,521
Total capital expenditures for real estate	70,926	58,268
Corporate asset capital expenditures	2,194	3,972
Capitalized indirect costs(2)	1,915	1,725
Total capital spending activity	$75,035	$63,965
(1)Certain prior period amounts have been reclassified to conform with current year presentation.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	44

(2)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
We expect our capital expenditures to reach $95 million - $105 million in 2022, which includes $45 million - $55 million related to development and redevelopment projects. We anticipate that obligations related to capital improvements in 2022 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to average between 10%-12%. Our current in process projects represent an estimated total investment of $45.4 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.
ACQUISITION ACTIVITY—We continually monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our property acquisitions during the years ended December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Number of properties acquired	9	2
Number of outparcels acquired(1)	5	2
Total price of acquisitions	$308,358	$41,482
(1)Outparcels acquired are adjacent to shopping centers that we own.
Subsequent to December 31, 2021, we acquired three properties for $100.4 million.
DISPOSITION ACTIVITY—We are actively evaluating our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table highlights our property dispositions during the years ended December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Number of properties sold(1)	24	7
Number of outparcels sold(2)(3)	4	1
Proceeds from sale of real estate, net	$206,377	$57,902
Gain on sale of property, net(4)	34,309	10,117
(1)We retained one outparcel related to property sales during each of the years ended December 31, 2021 and 2020; therefore, the sales did not result in reductions in our total property count.
(2)During the year ended December 31, 2021, one of our outparcel sales included the only remaining portion of a property we previously owned; therefore, the sale resulted in a reduction in our total property count.
(3)In addition to the four outparcels sold during the year ended December 31, 2021, a tenant at one of our properties exercised a bargain purchase option to acquire a parcel of land that we previously owned. This generated minimal proceeds for us.
(4)The gain on sale of property, net does not include miscellaneous write-off activity, which is also recorded in Gain on Disposal of Property, Net on the consolidated statements of operations and comprehensive income (loss).
Subsequent to December 31, 2021, we sold one property for $1.4 million.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	45

DISTRIBUTIONS—The following table details distributions to our common stockholders and OP unit holders on a cash basis during the years ended December 31, 2021 and 2020:

Period(1)	Date of Record	Monthly Distribution Rate	Annual Distribution Rate	Date Distribution Paid
2021:
December 2020	12/31/2020	$0.085	$1.02	1/12/2021
January 2021	1/15/2021	$0.085	$1.02	2/1/2021
February 2021	2/15/2021	$0.085	$1.02	3/1/2021
March 2021	3/19/2021	$0.085	$1.02	4/1/2021
April 2021	4/19/2021	$0.085	$1.02	5/3/2021
May 2021	5/17/2021	$0.085	$1.02	6/1/2021
June 2021	6/15/2021	$0.085	$1.02	7/1/2021
July 2021	7/15/2021	$0.085	$1.02	8/2/2021
August 2021	8/16/2021	$0.085	$1.02	9/1/2021
September 2021	9/15/2021	$0.085	$1.02	10/1/2021
October 2021	10/15/2021	$0.09	$1.08	11/1/2021
November 2021	11/15/2021	$0.09	$1.08	12/1/2021
December 2021	12/15/2021	$0.09	$1.08	1/3/2022

2020:
December 2019	12/16/2019	$0.168	$2.02	1/2/2020
January 2020	1/15/2020	$0.168	$2.02	2/3/2020
February 2020	2/17/2020	$0.168	$2.02	3/2/2020
March 2020	3/16/2020	$0.168	$2.02	4/1/2020
(1)Due to the uncertainty of the COVID-19 pandemic, our Board suspended stockholder distributions effective after the payment of the March 2020 distribution on April 1, 2020 and continuing through November 2020. Our Board reinstated monthly stockholder distributions beginning December 2020.
The January 2022 distributions of $0.09 per share were paid on February 1, 2022. On February 9, 2022, our Board authorized 2022 distributions for February, March, and April of $0.09 per share to the stockholders of record at the close of business on February 15, 2022, March 15, 2022, and April 15, 2022, respectively. OP unit holders will receive distributions at the same rate as common stockholders. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the IRC.
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
CASH FLOW ACTIVITIES—As of December 31, 2021, we had cash and cash equivalents and restricted cash of $115.5 million, a net cash decrease of $16.4 million during the year ended December 31, 2021.
Below is a summary of our cash flow activity for the years ended December 31, 2021 and 2020 (dollars in thousands):

	2021	2020	$ Change	% Change
Net cash provided by operating activities	$262,902	$210,576	$52,326	24.8%
Net cash used in investing activities	(180,491)	(44,092)	(136,399)	NM
Net cash used in financing activities	(98,819)	(129,655)	30,836	23.8%
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. The increase in property operations was primarily due to a $26.4 million, or 8.2%, improvement in same-center NOI as

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	46

compared to 2020. During the year ended December 31, 2021, we had a net cash inflow of $4.0 million from changes in working capital as compared to a net cash outlay of $15.9 million during the same period in 2020. This change was primarily driven by improved collections on amounts due from Neighbors as well as expense reduction initiatives, and was partially offset by higher leasing commissions and prepaid expenses.
•Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $10.3 million for the year ended December 31, 2021, an increase of $0.5 million as compared to the same period in 2020.
•Cash paid for interest—During the year ended December 31, 2021, we paid $68.1 million for interest, a decrease of $10.4 million over the same period in 2020, largely due to: (i) lower debt balances outstanding as a result of early repayments of debt; (ii) minimal borrowings on our revolving credit facility in 2021 as compared to 2020; and (iii) lower average interest rates during 2021 primarily due to the Refinancing.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the year ended December 31, 2021, our acquisitions resulted in a total cash outlay of $308.4 million, as compared to a total cash outlay of $41.5 million during the same period in 2020.
•Real estate dispositions—During the year ended December 31, 2021, our dispositions resulted in a net cash inflow of $206.4 million, as compared to a net cash inflow of $57.9 million during the same period in 2020.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the year ended December 31, 2021, we paid $75.0 million for capital expenditures, an increase of $11.1 million over the same period in 2020, primarily due to an increase in tenant improvements owing largely to an increase in leasing volume as compared to the same period a year ago.
•Return of investment in unconsolidated joint ventures—During the year ended December 31, 2021, we had a return of investment in unconsolidated joint ventures of $5.0 million, including $2.4 million in connection with NRP primarily as a result of property dispositions. During the year ended December 31, 2020, we had a return of investment in unconsolidated joint ventures of $3.5 million.
•Investment in marketable securities—During the the year ended December 31, 2021, we made an investment in marketable securities resulting in a net cash outflow of $5.5 million.
•Investment in third parties—During the year ended December 31, 2021, we made an investment into a third party company that resulted in a net cash outflow of $3.0 million.
FINANCING ACTIVITIES—Our net cash used in financing activities was primarily impacted by the following:
•Underwritten IPO—Upon consummation of our underwritten IPO in July 2021, including the over-allotment option exercised in full by the underwriters, we had gross proceeds from the issuance of common stock of $547.4 million, offset by a cash outflow of $39.0 million for offering costs, discounts, and commissions during the year ended December 31, 2021. We did not issue any shares of common stock during the year ended December 31, 2020, other than in connection with redemptions of OP units as set forth in our consolidated balance sheets under Noncontrolling Interests (see Note 12).
•Debt borrowings and payments—During the year ended December 31, 2021, we had $402.3 million in net repayment of debt as compared to $64.8 million in net repayment of debt during the same period a year ago. See “Debt Activity” above for more details.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased by $62.9 million during the year ended December 31, 2021 as compared to the same period in 2020, due to the suspension of our distributions from April 2020 through November 2020 and an increase in common shares outstanding as a result of our underwritten IPO.
•Share repurchases—Cash outflows for share repurchases increased by $72.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily as a result of a tender offer, which was settled in January 2021.

INFLATION
Although inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers, inflation has recently increased in the United States. Changes in economic conditions and supply chain constraints have driven a rise in wages and increased costs for materials. Further, monetary policy and stimulus measures implemented by the federal government and the Federal Reserve could lead to higher inflation rates or lengthen the period of inflation, which may negatively impact our Neighbors, our operating costs, and our construction costs. Substantially all of our leases contain provisions designed to mitigate the adverse effect of inflation, including rent escalations and requirements for Neighbors to pay their allocable share of operating expenses, including common area maintenance, utilities, real estate taxes, insurance, and certain capital expenditures. Additionally, many of our leases are for terms of less than ten years, which allows us to target increased rents to current market rates upon renewal.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	47

CRITICAL ACCOUNTING ESTIMATES
Below is a discussion of our critical accounting estimates. Our accounting policies have been established to conform with GAAP. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain, and are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets at the dates of the consolidated financial statements, as well as the reported amounts of revenue during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Because of the adverse economic conditions that have occurred as a result of the impacts of the COVID-19 pandemic and any remaining uncertainty related to the pandemic, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change or vary significantly from actual results. Please refer to Notes 2 and 16 for additional discussion on the potential impact that the COVID-19 pandemic could have on these significant accounting estimates.
Real Estate Valuation—We assess the fair value of acquired real estate and allocate the purchase price of real estate assets and liabilities acquired based upon their estimated fair values as of the acquisition date. The allocation requires the use of market based estimates and assumptions including estimated market lease rates and comparable acquisitions, historical operating results, carrying costs during lease-up periods, discount and capitalization rates, market absorption periods, and the number of years the property will be held for investment.
Quarterly, we review our owned real estate properties, including those classified as real estate held for sale, for evidence of impairment, which requires us, at times, to estimate the fair value of our real estate assets. Valuing our investment in real estate assets requires us to utilize a significant amount of judgment in the inputs that we select for impairment testing and other analyses. We select these inputs based on all available evidence and using techniques that are commonly employed by other real estate companies. Examples of these inputs include projected revenue and expense growth rates, estimates of future cash flows, anticipated holding periods, capitalization rates, general economic conditions and trends, and other available market data.
We believe that our real estate valuation estimates are based on reasonable assumptions. However, the use of inappropriate estimates could result in an incorrect valuation of our real estate properties, at acquisition or during our ownership period, which could result in material impairment losses in the future.
Rental Income—The majority of our revenue is lease revenue derived from our real estate assets, for which we are the lessor. Lease receivables are reviewed continually to determine whether or not it is probable that we will realize substantially all remaining lease payments for each of our Neighbors (i.e., whether a Neighbor is deemed to be a credit risk). If we determine it is not probable that we will collect substantially all of the remaining lease payments from a Neighbor, revenue for that Neighbor is recorded on a cash basis (“cash-basis Neighbor”), including no longer recognizing straight-line rent receivables and/or receivables for recoverable expenses. We will resume recording lease income on an accrual basis for cash-basis Neighbors once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments and no remaining unpaid rent for a certain timeframe.
Additionally, we record a general reserve based on our review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical uncollectible tenant receivables, outstanding balances, and the current economic climate.
The aforementioned adjustments, as well as any reserve for disputed charges, are recorded as a reduction of Rental Income on the consolidated statements of operations and comprehensive income (loss).
Our revenue collectibility estimates are made based on historical experience, the current economic climate, and other Neighbor-specific factors. While we do not believe there is a reasonable likelihood of a material change in the estimates or assumptions that we use to recognize revenue, if actual payment levels were to vary significantly from estimates, we may be exposed to decreases in rental income that could be material or increases of non-cash straight-line income when a cash-basis Neighbor moves back to accrual accounting in accordance with GAAP.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK—We utilize interest rate swaps in order to hedge a portion of our exposure to interest rate fluctuations. We do not intend to enter into derivative or interest rate transactions for speculative purposes. Our hedging decisions are determined based upon the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. Because we use derivative financial instruments to hedge against interest rate fluctuations, we may be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	48

As of December 31, 2021, we had five interest rate swaps that fixed LIBOR on $930 million of our unsecured term loan facilities.
As of December 31, 2021, we had not fixed the interest rate on $25 million of our unsecured debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. We estimate that a one percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2021 would result in approximately $0.3 million of additional interest expense annually. The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure. For further discussion of certain quantitative details related to our interest rate swaps, see Note 9.
The information presented above does not consider all exposures or positions that could arise in the future. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
LIBOR Transition—In July 2017, the Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intended to phase out LIBOR as a benchmark by the end of 2021. In November 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the Federal Reserve Board and the FCA, announced a plan to consult on ceasing publication of U.S. dollar LIBOR on December 31, 2021 for only the one week and two month U.S. dollar LIBOR, and on June 30, 2023 for all other U.S. dollar LIBOR, which the FCA subsequently confirmed in March 2021. The Federal Reserve Board concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. Further, when USD LIBOR will no longer be published, market participants should amend legacy contracts to use the Secured Overnight Financing Rate or another alternative reference rate. We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our variable rate debt as discussed in Note 8 and the swap rate for our interest rate swaps, as discussed in Note 9. See “Part I, Item 1A. Risk Factors” of this filing on Form 10-K for further discussion on risks related to changes in LIBOR reporting practices.
FOREIGN CURRENCY EXCHANGE RISK—We do not have any foreign operations, and thus, we are not exposed to foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2021.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	49

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

w PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2021 in connection with the the Company's 2022 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2021 in connection with the the Company's 2022 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2021 in connection with the the Company's 2022 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2021 in connection with the the Company's 2022 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2021 in connection with the the Company's 2022 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	50

w PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statement Schedules
See the Index to Consolidated Financial Statements on page F-1 of this report.
(b) Exhibits

Ex.	Description	Reference
2.1	Contribution Agreement, dated as of May 18, 2017, between Phillips Edison Grocery Center REIT I, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., and the Contributors Listed Therein	Form 8-K, filed May 23, 2017, Exhibit 2.1
2.2
Amendment to Contribution Agreement, between Phillips Edison & Company, Inc. (f/k/a Phillips Edison Grocery Center REIT I, Inc.), Phillips Edison Grocery Center Operating Partnership I, L.P., and the Contributors listed therein, dated as of March 12, 2019
Form 10-K, filed March 13, 2019, Exhibit 2.2
3.1	Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended	Form 10-Q, filed August 5, 2021, Exhibit 3.1
3.2	Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)
Form S-11, filed March 1, 2010, Exhibit 4.2
4.2	Third Amended and Restated Dividend Reinvestment Plan	Form S-3, filed October 31, 2019, Exhibit 4.7
4.3	Phillips Edison & Company, Inc. Fourth Amended and Restated Share Repurchase Program, dated January 14, 2021	Form 8-K, filed January 14, 2021, Exhibit 99.1
4.4	Fourth Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P.	Form 10-K, filed March 30, 2018, Exhibit 4.4
4.5	Description of Phillip Edison & Company, Inc.’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Form 10-K, filed March 12, 2021, Exhibit 4.5
4.6
Indenture, dated as of October 6, 2021, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., as issuer, Phillips Edison & Company, Inc., as guarantor, and U.S. Bank National Association, as trustee
Form 8-K, filed October 6, 2021, Exhibit 4.1
4.7
First Supplemental Indenture, dated as of October 6, 2021, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., as issuer, Phillips Edison & Company, Inc., as guarantor, and U.S. Bank National Association, as trustee
Form 8-K, filed October 6, 2021, Exhibit 4.2
10.1
Tax Protection Agreement dated as of October 4, 2017 by and among Phillips Edison Grocery Center REIT I, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P. and each Protected Partner identified as a signatory on Schedule I, as amended from time to time
Form 8-K, filed October 11, 2017, Exhibit 10.2
10.2	Tax Protection Agreement by and among Phillips Edison & Company, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P., and each Protected Partner identified as a signatory on Schedule I	Form 8-K, filed July 19, 2021, Exhibit 10.1
10.3
Equityholder Agreement dated October 4, 2017 by and among Phillips Edison Grocery Center REIT I, Inc., Phillips Edison Grocery Center Operating Partnership I, L.P. and each of the individuals signatory thereto
Form 8-K, filed October 11, 2017, Exhibit 10.3
10.4
Credit Agreement among Phillips Edison Grocery Center Operating Partnership II, L.P., Phillips Edison Grocery Center REIT II, Inc., the Lenders and Capital One, National Association, as administrative agent, dated September 25, 2017
Form 10-Q of Phillips Edison Grocery Center REIT II, Inc., filed November 9, 2017, Exhibit 10.3
10.5
First Amendment to Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the Lenders and Capital One, National Association, as administrative agent, dated November 16, 2018
Form S-11/A, filed July 7, 2021, Exhibit 10.4

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	51

Ex.	Description	Reference
10.6
Second Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the Lenders and Capital One, National Association, as administrative agent, dated September 25, 2019
Form 10-Q, filed November 7, 2019, Exhibit 10.1
10.7
Third Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Capital One, National Association, as administrative agent, dated September 24, 2021
Form 8-K, filed September 28, 2021, Exhibit 10.2
10.8
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison Grocery Center REIT I, Inc., the lenders party thereto and KeyBank National Association, as administrative agent, dated October 4, 2017
Form 10-Q, filed November 9, 2017, Exhibit 10.7
10.9
First Amendment to Credit Agreement, dated as of November 16, 2018, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and KeyBank National Association, as administrative agent
Form 8-K, filed November 19, 2018, Exhibit 10.3
10.10
Second Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the Lenders and KeyBank National Association, as administrative agent, dated October 4, 2019
Form 10-Q, filed November 7, 2019, Exhibit 10.2
10.11
Third Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and KeyBank National Association, as administrative agent, dated September 24, 2021
Form 8-K, filed September 28, 2021, Exhibit 10.3
10.12
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison Grocery Center REIT I, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, dated October 4, 2017
Form 10-Q, filed November 9, 2017, Exhibit 10.8
10.13
First Amendment to Credit Agreement, dated as of November 16, 2018, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent**

10.14
Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, dated November 16, 2018
Form 8-K, filed November 19, 2018, Exhibit 10.1
10.15
First Amendment to Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, dated September 24, 2021
Form 8-K, filed September 28, 2021, Exhibit 10.1
10.16
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and PNC Bank, National Association as administrative agent, dated July 2, 2021
Form 8-K, filed July 2, 2021, Exhibit 10.1
10.17	Loan Agreement by and among the Borrowers and Teachers Insurance and Annuity Association of America, dated October 4, 2017	Form 10-Q, filed November 9, 2017, Exhibit 10.10
10.18	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing	Form 10-Q, filed November 9, 2017, Exhibit 10.11
10.19	Phillips Edison & Company, Inc. 2020 Omnibus Incentive Plan*	Schedule 14A, filed April 7, 2020, Appendix A
10.20	First Amendment to Phillips Edison & Company, Inc. 2020 Omnibus Incentive Plan *	Schedule 14A, filed April 9, 2021, Appendix A
10.21	Amended and Restated 2010 Independent Director Stock Plan*	Form S-11/A, filed August 11, 2010, Exhibit 10.3
10.22	Amended and Restated 2010 Long-Term Incentive Plan*	Form 10-Q, filed November 9, 2017, Exhibit 10.14
10.23	Phillips Edison and Company, Inc. Amended & Restated Executive Severance and Change in Control Plan dated March 11, 2020*	Form S-11/A, filed July 7, 2021, Exhibit 10.19
10.24	Equity Vesting Agreement with Devin Murphy dated October 2, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.15
10.25	Participation Agreement for Jeffrey Edison dated October 4, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.16

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	52

Ex.	Description	Reference
10.26	Participation Agreement for Devin Murphy dated October 4, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.17
10.27	Participation Agreement for Robert Myers dated October 4, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.18
10.28	Participation Agreement for Tanya Brady dated March 12, 2019*	Form 10-K, filed March 13, 2019, Exhibit 10.23
10.29	Participation Agreement for John Caulfield dated August 7, 2019*	Form 10-Q, filed August 12, 2019, Exhibit 10.1
10.30	2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 12, 2019*	Form 10-K, filed March 13, 2019, Exhibit 10.26
10.31	Amendment to 2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 11, 2020*	Form 10-K, filed March 12, 2020, Exhibit 10.22
10.32	2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 12, 2019*	Form 10-K, filed March 13, 2019, Exhibit 10.27
10.33	Amendment to 2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 11, 2020*	Form 10-K, filed March 12, 2020, Exhibit 10.24
10.34	Form of LTIP Listing Equity Grant*	Form S-11/A, filed July 7, 2021, Exhibit 10.32
10.35	Form of LTIP Listing Equity Grant (Murphy)*	Form S-11/A, filed July 7, 2021, Exhibit 10.33
10.36	Form of RSU Listing Equity Grant*	Form S-11/A, filed July 7, 2021, Exhibit 10.34
10.37	Form of Restricted Stock Listing Equity Grant*	Form S-11/A, filed July 7, 2021, Exhibit 10.35
21.1	Subsidiaries of the Company**
22.1	List of Issuers of Guaranteed Securities**
23.1	Consent of Deloitte & Touche LLP**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows

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
* Management Contract or Compensatory Plan
** Filed herewith
*** Furnished herewith

ITEM 16. FORM 10-K SUMMARY
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	53

*All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Phillips Edison & Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips Edison & Company, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Allocation of Purchase Price for Investment in Real Estate Assets – Refer to Notes 2 and 4 to the financial statements.

Critical Audit Matter Description
During the year ended December 31, 2021, the Company acquired nine properties and five outparcels for an aggregate purchase price of $308.4 million. The Company accounted for the acquisitions as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on their relative fair values, to building and building improvements, land and land improvements, furniture, fixtures, and equipment, in-place leases, and other intangible assets and assumed liabilities. Estimates of fair values were based upon assumptions that the Company believes are similar to those used by independent appraisers and that utilize valuation assumptions such as discount rates, capitalization rates, and estimated future cash flows. Estimated future cash flows include assumptions such as market rent, vacancy and collection loss, and operating expense estimates.
We identified the acquisitions as a critical audit matter because of the significant estimates management makes to determine the fair values of assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to allocation of purchase price for investment in real estate assets included the following, among others:
•For each acquisition, we obtained and evaluated the third-party purchase price allocation report, along with relevant supporting documentation, such as the executed purchase and sale agreement, in order to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Company’s management, as well as assess the completeness of the assets acquired and liabilities assumed as part of the acquisition.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-2

•We performed risk assessment procedures to evaluate the fair value estimates allocated to assets acquired and liabilities assumed compared to average historical allocations determined by the Company to identify outliers for further investigation.
•With the assistance of our fair value specialists, we:
◦Evaluated the reasonableness of the valuation methodology, costs to replace certain assets, and significant assumptions used in the cash flow models, including market rent, vacancy and collection loss, operating expense estimates, discount rate, and terminal capitalization rate.
◦Tested the mathematical accuracy of the calculations and compared the key inputs used in the projections to external market sources.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 16, 2022

We have served as the Company's auditor since 2009.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020
(In thousands, except per share amounts)

	2021	2020
ASSETS
Investment in real estate:
Land and improvements	$1,586,993	$1,549,362
Building and improvements	3,355,433	3,237,986
In-place lease assets	452,504	441,683
Above-market lease assets	68,736	66,106
Total investment in real estate assets	5,463,666	5,295,137
Accumulated depreciation and amortization	(1,110,426)	(941,413)
Net investment in real estate assets	4,353,240	4,353,724
Investment in unconsolidated joint ventures	31,326	37,366
Total investment in real estate assets, net	4,384,566	4,391,090
Cash and cash equivalents	92,585	104,296
Restricted cash	22,944	27,641
Goodwill	29,066	29,066
Other assets, net	138,050	126,470
Real estate investments and other assets held for sale	1,557	—
Total assets	$4,668,768	$4,678,563
LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,891,722	$2,292,605
Below-market lease liabilities, net	107,526	101,746
Earn-out liability	52,436	22,000
Derivative liabilities	24,096	54,759
Deferred income	19,145	14,581
Accounts payable and other liabilities	97,229	176,943
Liabilities of real estate investments held for sale	288	—
Total liabilities	2,192,442	2,662,634
Commitments and contingencies (see Note 11)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value per share, 650,000 shares authorized, 19,550 shares issued and outstanding at December 31, 2021; zero shares authorized, issued, and outstanding at
December 31, 2020	196	—
Class B common stock, $0.01 par value per share, 350,000 shares authorized, 93,665 and
93,279 shares issued and outstanding at December 31, 2021 and 2020, respectively	936	2,798
Additional paid-in capital (“APIC”)	3,264,038	2,739,358
Accumulated other comprehensive loss (“AOCI”)	(24,819)	(52,306)
Accumulated deficit	(1,090,837)	(999,491)
Total stockholders’ equity	2,149,514	1,690,359
Noncontrolling interests	326,812	325,570
Total equity	2,476,326	2,015,929
Total liabilities and equity	$4,668,768	$4,678,563

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
(In thousands, except per share amounts)

	2021	2020	2019
Revenues:
Rental income	$519,495	$485,483	$522,270
Fees and management income	10,335	9,820	11,680
Other property income	3,016	2,714	2,756
Total revenues	532,846	498,017	536,706
Operating Expenses:
Property operating	92,914	87,490	90,900
Real estate taxes	65,381	67,016	70,164
General and administrative	48,820	41,383	48,525
Depreciation and amortization	221,433	224,679	236,870
Impairment of real estate assets	6,754	2,423	87,393
Total operating expenses	435,302	422,991	533,852
Other:
Interest expense, net	(76,371)	(85,303)	(103,174)
Gain on disposal of property, net	30,421	6,494	28,170
Other (expense) income, net	(34,361)	9,245	(676)
Net income (loss)	17,233	5,462	(72,826)
Net (income) loss attributable to noncontrolling interests	(2,112)	(690)	9,294
Net income (loss) attributable to stockholders	$15,121	$4,772	$(63,532)
Earnings per share of common stock:
Net income (loss) per share attributable to stockholders - basic and diluted (see Note 14)	$0.15	$0.05	$(0.67)

Comprehensive income (loss):
Net income (loss)	$17,233	$5,462	$(72,826)
Other comprehensive income (loss):
Change in unrealized value on interest rate swaps	32,000	(33,820)	(38,274)
Comprehensive income (loss)	49,233	(28,358)	(111,100)
Net (income) loss attributable to noncontrolling interests	(2,112)	(690)	9,294
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	(4,500)	4,351	5,150
Reallocation of comprehensive loss upon conversion of noncontrolling interests	(13)	(2,075)	—
Comprehensive income (loss) attributable to stockholders	$42,608	$(26,772)	$(96,656)
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
(In thousands, except per share amounts)

	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	—	$—	93,268	$2,798	$2,674,871	$12,362	$(692,573)	$1,997,458	$414,911	$2,412,369
Issuance of common stock for acquisition, net	—	—	1,505	45	49,891	—	—	49,936	—	49,936
Dividend reinvestment plan (“DRIP”)	—	—	2,029	60	67,367	—	—	67,427	—	67,427
Share repurchases	—	—	(1,104)	(33)	(35,930)	—	—	(35,963)	—	(35,963)
Change in unrealized value on interest rate swaps	—	—	—	—	—	(33,124)	—	(33,124)	(5,150)	(38,274)
Common distributions declared, $2.01 per share	—	—	—	—	—	—	(191,147)	(191,147)	—	(191,147)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(30,444)	(30,444)
Share-based compensation	—	—	22	1	2,051	—	—	2,052	5,664	7,716
Conversion of noncontrolling interests	—	—	629	19	20,880	—	—	20,899	(20,899)	—
Net loss	—	—	—	—	—	—	(63,532)	(63,532)	(9,294)	(72,826)
Balance at December 31, 2019	—	—	96,349	2,890	2,779,130	(20,762)	(947,252)	1,814,006	354,788	2,168,794
DRIP	—	—	479	14	15,926	—	—	15,940	—	15,940
Share repurchases	—	—	(4,582)	(138)	(80,260)	—	—	(80,398)	—	(80,398)
Change in unrealized value on interest rate swaps	—	—	—	—	—	(29,469)	—	(29,469)	(4,351)	(33,820)
Common distributions declared, $0.588 per share	—	—	—	—	—	—	(57,011)	(57,011)	—	(57,011)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,255)	(8,255)
Share-based compensation	—	—	36	2	3,708	—	—	3,710	2,151	5,861
Conversion of noncontrolling interests	—	—	997	30	18,056	—	—	18,086	(18,086)	—
Reallocation of operating partnership interests	—	—	—	—	3,442	(2,075)	—	1,367	(1,367)	—
Other	—	—	—	—	(644)	—	—	(644)	—	(644)
Net income	—	—	—	—	—	—	4,772	4,772	690	5,462
Balance at December 31, 2020	—	—	93,279	2,798	2,739,358	(52,306)	(999,491)	1,690,359	325,570	2,015,929
Issuance of common stock	19,550	196	—	—	547,205	—	—	547,401	—	547,401
Offering costs, discounts, and commissions	—	—	—	—	(39,048)	—	—	(39,048)	—	(39,048)
DRIP	—	—	280	8	7,360	—	—	7,368	—	7,368
Share repurchases	—	—	(24)	—	(123)	—	—	(123)	—	(123)
Change in unrealized value on interest rate swaps	—	—	—	—	—	27,500	—	27,500	4,500	32,000
Common distributions declared, $1.035 per share	—	—	—	—	—	—	(106,467)	(106,467)	—	(106,467)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(14,332)	(14,332)
Share-based compensation	—	—	102	1	6,753	—	—	6,754	9,640	16,394
Conversion of noncontrolling interests	—	—	28	—	743	—	—	743	(743)	—
Reallocation of operating partnership interests	—	—	—	—	(52)	(13)	—	(65)	65	—
Impact of reverse stock split	—	—	—	(1,871)	1,871	—	—	—	—	—
Other	—	—	—	—	(29)	—	—	(29)	—	(29)
Net income	—	—	—	—	—	—	15,121	15,121	2,112	17,233
Balance at December 31, 2021	19,550	$196	93,665	$936	$3,264,038	$(24,819)	$(1,090,837)	$2,149,514	$326,812	$2,476,326
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,233	$5,462	$(72,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate assets	217,564	218,738	231,023
Impairment of real estate assets	6,754	2,423	87,393
Depreciation and amortization of corporate assets	3,869	5,941	5,847
Net amortization of above- and below-market leases	(3,581)	(3,173)	(4,185)
Amortization of deferred financing expenses	4,416	4,975	5,060
Amortization of debt and derivative adjustments	1,846	2,444	7,514
Loss on extinguishment or modification of debt, net	1,996	4	2,238
Gain on disposal of property, net	(30,421)	(6,494)	(28,170)
Change in fair value of earn-out liability	30,436	(10,000)	(7,500)
Straight-line rent	(9,427)	(3,325)	(9,079)
Share-based compensation	16,394	5,861	7,716
Other impairment charges	—	359	9,661
Return on investment in unconsolidated joint ventures	2,696	1,962	3,922
Other	(883)	1,287	540
Changes in operating assets and liabilities:
Other assets, net	(4,498)	(6,945)	1,271
Accounts payable and other liabilities	8,508	(8,943)	(13,550)
Net cash provided by operating activities	262,902	210,576	226,875
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(308,358)	(41,482)	(71,722)
Capital expenditures	(75,035)	(63,965)	(75,492)
Proceeds from sale of real estate, net	206,377	57,902	223,083
Investment in third parties	(3,000)	—	—
Return of investment in unconsolidated joint ventures	5,039	3,453	5,310
Investment in marketable securities	(5,514)	—	—
Acquisition of REIT III, net of cash acquired	—	—	(16,996)
Net cash (used in) provided by investing activities	(180,491)	(44,092)	64,183
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	547,401	—	—
Payment of offering costs	(39,048)	—	—
Repurchases of Class B stock	(77,765)	(5,267)	(34,675)
Proceeds from revolving credit facility	9,000	255,000	122,641
Payments on revolving credit facility	(9,000)	(255,000)	(196,000)
Proceeds from notes and loans payable	822,018	—	260,000
Payments on mortgages and loans payable	(1,229,715)	(64,978)	(279,406)
Distributions paid, net of DRIP	(106,699)	(49,331)	(123,135)
Distributions to noncontrolling interests	(14,982)	(9,435)	(29,679)
Other	(29)	(644)	—
Net cash used in financing activities	(98,819)	(129,655)	(280,254)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(16,408)	36,829	10,804
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	131,937	95,108	84,304
End of year	$115,529	$131,937	$95,108

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$92,585	$104,296	$17,820
Restricted cash	22,944	27,641	77,288
Cash, cash equivalents, and restricted cash at end of year	$115,529	$131,937	$95,108

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-7

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In thousands)

	2021	2020	2019
SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$68,092	$78,521	$89,373
Cash paid for income taxes, net	559	947	589
Obligation for shares tendered pursuant to a tender offer	—	77,642	—
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	902	561	4,772
Accrued capital expenditures	6,443	4,394	6,299
Change in distributions payable	(7,600)	(8,260)	585
Change in distributions payable - noncontrolling interests	(650)	(1,180)	765
Change in accrued share repurchase obligation	—	(2,511)	1,288
Distributions reinvested	7,368	15,940	67,427
Amounts related to the merger of GRP I and GRP II:
Ownership interest in fair value of assets assumed	—	5,062	—
Ownership interest in GRP II contributed to GRP I	—	(5,105)	—
Amounts related to the acquisition of REIT III:
Fair value of equity issued	—	—	49,936
Net settlement of related party receivables	—	—	2,246
Derecognition of management contracts intangible asset and related party investment	—	—	1,601

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-8

Phillips Edison & Company, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020, and 2019

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
As of December 31, 2021, we wholly-owned 268 real estate properties. Additionally, we owned a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture that owned one property, and a 14% interest in GRP I, which owned 20 properties.
On June 18, 2021, our stockholders approved an amendment to our charter (the “Articles of Amendment”) that effected a change of each share of our common stock outstanding at the time the amendment became effective into one share of a newly created class of Class B common stock (the “Recapitalization”). The Articles of Amendment became effective upon filing with, and acceptance by, the State Department of Assessments and Taxation of Maryland on July 2, 2021. Unless otherwise indicated, all information in this Form 10-K gives effect to the Recapitalization and references to “shares” and per share metrics refer to our common stock and Class B common stock, collectively. Our Class B common stock automatically converted into our publicly traded common stock on January 18, 2022 (see Note 12).
On July 2, 2021, our board of directors (the “Board”) approved an amendment to our charter to effect a one-for-three reverse stock split. Concurrent with the reverse split, the Operating Partnership enacted a one-for-three reverse stock split of its outstanding Operating Partnership units (“OP units”). Unless otherwise indicated, the information in this Form 10-K gives effect to the reverse stock and OP unit splits (see Note 12).
On July 19, 2021, we closed our underwritten initial public offering (“underwritten IPO”), through which we offered 17.0 million shares of our common stock, $0.01 par value per share, at an initial price to the public of $28.00 per share, pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) on Form S-11 (File No. 333-255846), as amended. In connection with the underwritten IPO, the underwriters exercised a 30-day option to purchase additional shares of our common stock to cover overallotments, and, accordingly, on August 2, 2021, we settled the sale of an additional 2.6 million shares at a price of $28.00 per share. These shares are listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “PECO”. The underwritten IPO, including the underwriters’ overallotment election, resulted in gross proceeds of $547.4 million.
On September 20, 2021, the SEC declared effective our bond offering registration statement as filed on Form S-3 (File Nos. 333-259059 and 333-259059-01) relating to the offer, from time to time, of an unspecified number of debt securities not to exceed a maximum aggregate offering of $1 billion (“Bond Registration”). In October 2021, in connection with this Bond Registration, we settled $350 million aggregate principal amount of 2.625% senior notes (“2021 Bond Offering”) priced at 98.692% of the principal amount and maturing in November 2031. The notes are fully and unconditionally guaranteed by us.
Following our underwritten IPO, we are presenting common stock and Class B common stock as separate classes within our consolidated balance sheets and consolidated statements of equity. Any references to “common stock” in this Form 10-K refer to our Nasdaq-listed shares sold through the underwritten IPO, whereas Class B common stock refers to the newly-created class of Class B common stock that is not listed. This applies to all historical periods presented herein.

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-9

Beginning in 2020, the coronavirus (“COVID-19”) pandemic caused significant disruption to our operations. The continuing economic impacts of the COVID-19 pandemic could result in increased permanent store closures, reduce the demand for leasing space in our shopping centers, and/or result in a decline in occupancy and rental revenues in our real estate portfolio. Because of the adverse economic conditions that have occurred as a result of the impacts of the COVID-19 pandemic and any remaining uncertainty related to the pandemic, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly. All of this activity impacts our estimates around the collectibility of revenue and valuation of real estate assets, goodwill and other intangible assets, and certain liabilities, among others.
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
Debt issued under the Bond Registration is issued by the Operating Partnership and fully and unconditionally guaranteed by us. At December 31, 2021, the Operating Partnership had issued and outstanding its 2.625% senior notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2.625% senior notes are fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, (ii) the parent guarantee is “full and unconditional”, and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
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
Underwritten IPO Costs—Underwritten IPO costs are offset against underwritten IPO proceeds and included as a component of APIC on the consolidated balance sheets. Other costs and expenses incurred that were related to our underwritten IPO activities but were not directly related to our equity raise, including grants of restricted stock units (“RSUs”), were not capitalized and are included as transaction costs in Other (Expense) Income, Net on our consolidated statements of operations and comprehensive income (loss) (“consolidated statements of operations”). As of December 31, 2021, we had underwritten IPO costs of approximately $39.0 million, and we incurred costs and expenses related to our underwritten IPO but not directly related to our equity raise of approximately $4.3 million.
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
Additionally, a Section 1031 like-kind exchange (“Section 1031 Exchange”) pursuant to the Internal Revenue Code of 1986, as amended, (the “IRC”), entails selling one property and reinvesting the proceeds in one or more properties that are similar in nature, character, or class within 180 days. A reverse Section 1031 Exchange occurs when one or more properties is purchased prior to selling one property to be matched in the like-kind exchange, during which time legal title to the purchased property is held by an intermediary. Because we retain essentially all of the legal and economic benefits and obligations related to the acquisition, we consider the purchased property in a reverse Section 1031 Exchange to be a VIE, and therefore, we will consolidate the entity as the primary beneficiary in these instances.
Noncontrolling Interests—Noncontrolling interests represent the portion of equity that we do not own in the entities we consolidate. We classify noncontrolling interests within permanent equity on our consolidated balance sheets. The amounts of consolidated net earnings attributable to us and to the noncontrolling interests are presented separately on our consolidated statements of operations. For additional information regarding noncontrolling interests, refer to Note 12.
Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts and money market

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-10

funds. From time to time, the cash and cash equivalent balances at one or more of our financial institutions may exceed the Federal Depository Insurance Corporation coverage.
Restricted Cash—Restricted cash primarily consists of cash restricted for the purpose of facilitating a Section 1031 Exchange, escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements. As of December 31, 2021 and 2020, we sold three and two properties, respectively, as part of facilitating a Section 1031 Exchange that remained open at the end of the year. The net proceeds of these sales were held as restricted cash with a qualified intermediary, totaling $8.2 million and $10.3 million, respectively.
Investment in Property and Lease Intangibles—We apply Accounting Standards Codification (“ASC”) Topic 805: Business Combinations (“ASC 805”) when evaluating any purchases of real estate. Under this guidance, our real estate acquisition activity is not generally considered a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs are capitalized and amortized over the life of the related assets, and there is no recognition of goodwill. None of our real estate acquisitions in 2021 and 2020 met the definition of a business; therefore, we accounted for all as asset acquisitions.
Real estate assets are stated at cost less accumulated depreciation. The majority of acquisition-related costs are capitalized and allocated to the various classes of assets acquired. These costs are then depreciated over the estimated useful lives associated with the assets acquired. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally not to exceed 5-7 years for furniture, fixtures, and equipment, 15 years for land improvements, and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.
We assess the acquisition-date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis, sales comparison approach, and replacement cost approach) that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
The fair values of buildings and improvements are determined on an as-if-vacant basis. The estimated fair value of acquired in-place leases is the cost we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include leasing commissions, legal costs, and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance, and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.
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
We estimate the fair value of assumed loans payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed loans payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the loan’s outstanding principal balance is amortized over the life of the loan as an adjustment to interest expense. Our accumulated amortization of above- and below-market debt was $1.1 million and $2.9 million as of December 31, 2021 and 2020, respectively.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-11

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
If impairment indicators arise with respect to non-real estate intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by the asset. If estimated future undiscounted cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize the shortfall from carrying value as an impairment loss in the current period.
Estimates of fair value used in our evaluation of goodwill and intangible assets are based upon discounted future cash flow projections, relevant competitor multiples, or other acceptable valuation techniques. These techniques are based, in turn, upon all available evidence including level three inputs (see fair value measurement policy below), such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our analysis, we concluded that goodwill was not impaired for the years ended December 31, 2021 and 2020.
Held for Sale Assets—We consider assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies, and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. For additional information regarding assets held for sale, refer to Note 4.
Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing expenses related to our term loan facilities and mortgages are in Debt Obligations, Net, while deferred financing expenses related to our revolving credit facility are in Other Assets, Net, on our consolidated balance sheets. The accumulated amortization of deferred financing expenses in Debt Obligations, Net was $12.5 million and $13.8 million as of December 31, 2021 and 2020, respectively.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-12

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
Our joint venture investment in NRP was acquired as part of an acquisition and initially recorded at fair value. Basis differences arise when the fair value we record differs from our proportionate share of the entity’s underlying net assets. A basis difference for our joint venture is amortized starting at the date of acquisition and recorded as an offset to earnings from the related joint venture in Other (Expense) Income, Net on our consolidated statements of operations. When a property is sold, the remaining basis difference related to that property is written off. Our investment in NRP differs from our proportionate share of the underlying net assets due to an initial basis difference of $6.2 million, of which $0.2 million remains unamortized as of December 31, 2021. For additional information regarding our unconsolidated joint ventures, refer to Note 6.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-13

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
We record lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, collectibility is reasonably assured, and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered tenant-specific intangibles and other assets. We record lease termination income as Rental Income in the consolidated statements of operations.
Historically, we periodically reviewed the collectibility of outstanding receivables. Following the adoption of ASC 842, lease receivables are reviewed continually to determine whether or not it is probable that we will realize substantially all remaining lease payments for each of our tenants (i.e., whether a tenant is deemed to be a credit risk). Additionally, we record a general reserve based on our review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical bad debt, outstanding balances, and the current economic climate. If we determine it is not probable that we will collect substantially all of the remaining lease payments from a tenant, revenue for that tenant is recorded on a cash basis (“cash-basis tenant”), including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. We will resume recording lease income on an accrual basis for cash-basis tenants once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Rental Income on the consolidated statements of operations. As of December 31, 2021 and 2020, the reserve in accounts receivable for uncollectible amounts was $3.5 million and $8.9 million, respectively. Receivables on our consolidated balance sheets exclude amounts removed related to tenants considered to be non-creditworthy, which were $13.9 million and $27.2 million as of December 31, 2021 and 2020, respectively.
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
Currently, neither our operating leases nor our finance leases have residual value guarantees or other restrictions or covenants, but a small number may contain non-lease components which have been deemed not material and are not separated from the leasing component. Beginning January 1, 2019, we evaluate whether a lease is a finance or operating lease using the criteria established in ASC 842. The criteria we use to determine whether a lease is a finance lease are the same as those we use to determine whether a lease is sales-type lease as a lessor. If none of the finance lease criteria is met, we classify the lease as an operating lease.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-14

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
Sales or transfers to non-customers of non-financial assets or in substance non-financial assets that do not meet the definition of a business are accounted for within the scope of ASC Topic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). Generally, our sales of real estate would be considered a sale of a non-financial asset as defined by ASC 610-20. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. Further, we may defer a tax gain through a Section 1031 Exchange by purchasing another property within a specified time period. For additional information regarding gain on sale of assets, refer to Note 4.
Share-Based Compensation—We account for equity awards in accordance with ASC Topic 718, Compensation—Stock Compensation, which requires that all share based payments to employees and non-employee directors be recognized in the consolidated statements of operations over the requisite service period based on their fair value. Prior to our underwritten IPO, fair value was based on the estimated value per share (“EVPS”) of our stock. Subsequent to our underwritten IPO, fair value is based on the Nasdaq closing stock price at the date of the grant. In connection with a 2017 acquisition, we assumed employee awards of phantom stock units. For these share-based awards that were settled in cash and recorded as a liability, the fair value and associated expense was adjusted when the published price of our stock changed. The phantom stock units were fully vested as of December 31, 2020. Share-based compensation expense for all awards is included in General and Administrative and Property Operating in our consolidated statements of operations, excluding the expense related to RSUs awarded in connection with our underwritten IPO, which is included in Other (Expense) Income, Net. For more information about our stock based compensation program, see Note 13.
Repurchase of Common Stock—Prior to its termination in August 2021, we offered a share repurchase program (“SRP”) which allowed stockholders who participated to have their shares repurchased subject to approval and certain limitations and restrictions. Shares repurchased pursuant to our SRP were immediately retired upon purchase. Repurchased common stock was reflected as a reduction of stockholders’ equity. Our accounting policy related to share repurchases was to reduce common stock based on the par value of the shares and to reduce capital surplus for the excess of the repurchase price over the par value. Since the inception of the SRP in August 2010, we have had an accumulated deficit balance; therefore, the excess over the par value has been applied to additional paid-in capital.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-15

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
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary (“TRS”) entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions. We recognized an insignificant amount of federal, state, and local income tax expense for the years ended December 31, 2021, 2020, and 2019 and we retain a full valuation allowance for our net deferred tax asset. All income tax amounts are included in Other (Expense) Income, Net on our consolidated statements of operations. For more information regarding our income taxes, see Note 10.
Newly Adopted Accounting Pronouncements—The following table provides a brief description of newly adopted accounting pronouncements and their effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (“ASU”) 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), Derivatives and Hedging (Topic 815)	The amendments in this update clarify the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. This ASU, among other things, clarifies that an entity should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.	January 1, 2021	The adoption of this standard did not have a material impact on our consolidated financial statements.
ASU 2021-01 Reference Rate Reform (Topic 848): Scope	The amendments in this update clarify that certain optional expedients and exceptions in Topic 848, Reference Rate Reform, for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.	January 1, 2021	The adoption of this standard did not have a material impact on our consolidated financial statements.

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Rental income related to fixed lease payments(1)	$382,667	$380,439	$385,948
Rental income related to variable lease payments(1)(2)	119,077	125,256	127,790
Straight-line rent amortization(3)	9,005	3,258	9,003
Amortization of lease assets	3,539	3,138	4,138
Lease buyout income	3,485	1,237	1,166
Adjustments for collectibility(4)	1,722	(27,845)	(5,775)
Total rental income	$519,495	$485,483	$522,270
(1)Includes rental income related to lease payments before assessing for collectibility.
(2)Variable payments are primarily related to tenant recovery income.
(3)For the years ended December 31, 2021, 2020, and 2019, includes unfavorable revenue adjustments to straight-line rent for tenants considered non-creditworthy of $0.5 million, $3.7 million, and $0.6 million, respectively.
(4)Includes general reserves as well as adjustments for tenants not considered creditworthy for which we are recording revenue on a cash basis, per ASC 842.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-16

For the year ended December 31, 2021, we had net favorable changes of $4.7 million to general reserves. For the years ended 2020 and 2019, we had net unfavorable changes of $3.5 million and $2.4 million, respectively, to general reserves. Additionally, for the years ended December 31, 2021, 2020, and 2019, we had net unfavorable adjustments of $3.0 million, $24.4 million, and $3.3 million, respectively, related to monthly revenue for tenants that we deemed non-creditworthy and for which we were recording revenue on a cash basis.
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of December 31, 2021, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements, payment plans, and tenants who have been moved to the cash basis of accounting for revenue recognition purposes are as follows (in thousands):

Year	Amount
2022	$393,971
2023	356,827
2024	303,809
2025	248,058
2026	183,695
Thereafter	456,161
Total	$1,942,521
In response to the COVID-19 pandemic, we executed payment plans with a small subset of our tenants. As of December 31, 2021, we had $3.2 million of outstanding payment plans with our tenants and we expect to receive remaining amounts owed to us from these plans over a weighted-average term of approximately nine months.
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of December 31, 2021. As of December 31, 2021, our wholly-owned real estate investments in Florida and California represented 12.2% and 10.7% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events, including the impact of the COVID-19 pandemic, in the Florida and California real estate markets.
Lessee—Lease assets and liabilities, grouped by balance sheet line where they are recorded, consisted of the following as of December 31, 2021 and 2020 (in thousands):

Balance Sheet Information	Balance Sheet Location	2021	2020
ROU assets, net - operating leases	Investment in Real Estate	$3,946	$3,867
ROU assets, net - operating and finance leases	Other Assets, Net	1,615	1,438
Operating lease liability	Accounts Payable and Other Liabilities	5,311	5,731
Finance lease liability	Debt Obligations, Net	766	164
As of December 31, 2021, the weighted-average remaining lease term was approximately three years for finance leases and 23 years for operating leases. The weighted-average discount rate was 3.5% for finance leases and 4.3% for operating leases.
Future undiscounted payments for fixed lease charges by lease type, inclusive of options reasonably certain to be exercised, are as follows as of December 31, 2021 (in thousands):

	Undiscounted
Year	Operating	Finance
2022	$823	$237
2023	672	295
2024	546	279
2025	317	—
2026	254	—
Thereafter	5,678	—
Total undiscounted cash flows from leases	8,290	811
Total lease liabilities recorded at present value	5,311	766
Difference between undiscounted cash flows and present value of lease liabilities	$2,979	$45

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-17

4. REAL ESTATE ACTIVITY
Property Dispositions—The following table summarizes our real estate disposition activity for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	2019
Number of properties sold(1)	24	7	21
Number of outparcels sold(2)(3)	4	1	1
Proceeds from sale of real estate, net	$206,377	$57,902	$223,083
Gain on sale of property, net(4)	34,309	10,117	30,039
(1)We retained one outparcel related to property sales during each of the years ended December 31, 2021 and 2020; therefore, the sales did not result in reductions in our total property count.
(2)During the year ended December 31, 2021, one of our outparcel sales included the only remaining portion of a property we previously owned; therefore, the sale resulted in a reduction in our total property count.
(3)In addition to the four outparcels sold during the year ended December 31, 2021, a tenant at one of our properties exercised a bargain purchase option to acquire a parcel of land that we previously owned. This generated minimal proceeds for us.
(4)The gain on sale of property, net does not include miscellaneous write-off activity, which is also recorded in Gain on Disposal of Property, Net on the consolidated statements of operations.
Subsequent to December 31, 2021, we sold one property for $1.4 million.
Acquisitions—The following table summarizes our real estate acquisition activity for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	2021	2020	2019
Number of properties acquired(1)	9	2	2
Number of outparcels acquired(2)	5	2	2
Total price of acquisitions	$308,358	$41,482	$71,722
(1)Excludes three properties acquired in the merger with Phillips Edison Grocery Center REIT III, Inc. (“REIT III”) in 2019.
(2)Outparcels acquired are adjacent to shopping centers that we own.
Subsequent to December 31, 2021, we acquired three properties for $100.4 million.
The aggregate purchase price of the assets acquired during the years ended December 31, 2021 and 2020 were allocated as follows (in thousands):

	2021	2020
ASSETS
Land and improvements	$89,569	$15,400
Building and improvements	208,515	24,479
In-place leases assets	27,949	3,360
Above-market lease assets	4,507	709
Total assets	330,540	43,948

LIABILITIES
Below-market lease liabilities	22,182	2,466
Total liabilities	22,182	2,466

Net assets acquired	$308,358	$41,482
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the years ended December 31, 2021 and 2020 are as follows (in years):

	2021	2020
Acquired in-place leases	8	10
Acquired above-market leases	6	4
Acquired below-market leases	15	21
In October 2019, we completed a merger with REIT III which resulted in the acquisition of three properties. As part of the merger with REIT III, we also acquired a 10% equity interest in GRP II valued at approximately $5.4 million (refer to Note 6 for further information) and a net working capital liability. GRP II was subsequently acquired by GRP I in October 2020. Consideration for the merger with REIT III primarily included (i) the issuance of 4.5 million shares of our Class B common

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-18

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
Property Held for Sale—As of December 31, 2021, there was one property held for sale. As of December 31, 2020, no properties were classified as held for sale. A property classified as held for sale is under contract to sell, with no substantive contingencies, and the prospective buyer has significant funds at risk. Subsequent to December 31, 2021, we sold our one held for sale property. A summary of assets and liabilities for the property held for sale as of December 31, 2021 is below (in thousands):

2021
ASSETS
Total investment in real estate assets, net	$1,554
Other assets, net	3
Total assets	$1,557
LIABILITIES
Below-market lease liabilities, net	$284
Accounts payable and other liabilities	4
Total liabilities	$288

5. INTANGIBLE ASSETS AND LIABILITIES
Goodwill—During the years ended December 31, 2021, 2020, and 2019, we recorded no impairments to goodwill.
Other Intangible Assets and Liabilities—Other intangible assets and liabilities consisted of the following as of December 31, 2021 and 2020, excluding amounts related to other intangible assets and liabilities classified as held for sale (in thousands):

	2021		2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Corporate intangible assets	$6,706	$(5,284)	$6,804	$(4,922)
In-place leases	452,504	(229,969)	441,683	(204,698)
Above-market leases	68,736	(46,335)	66,106	(41,125)
Below-market lease liabilities	(162,077)	54,551	(150,579)	48,834
Summarized below is the amortization recorded on other intangible assets and liabilities for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Corporate intangible assets	$372	$2,478	$2,735
In-place leases	34,221	36,000	42,902
Above-market leases	6,319	6,890	7,502
Below-market lease liabilities	(9,900)	(10,063)	(11,687)
During the year ended December 31, 2019, we recorded an impairment of $7.8 million related to the management contracts intangible asset; please refer to Note 16. In addition, the portion of this asset that was related to our contract with REIT III was internalized as part of the merger with REIT III. As a result, during the year ended December 31, 2019, we derecognized a net book value of $1.1 million of these intangible assets and included the amount within capitalized asset acquisition costs for that transaction. We evaluated the useful life of the remaining management contracts after this derecognition and concluded that the asset had a remaining useful life of one year, which was fully amortized in 2020.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-19

Estimated future amortization of the respective other intangible assets and liabilities as of December 31, 2021, excluding estimated amounts related to other intangible assets and liabilities classified as held for sale, for each of the next five years is as follows (in thousands):

	Corporate Intangible Assets	In-Place Leases	Above-Market Leases	Below-Market Lease Liabilities
2022	$365	$29,866	$5,250	$(9,886)
2023	365	25,816	3,870	(9,114)
2024	328	22,339	2,586	(8,506)
2025	—	18,970	1,522	(7,838)
2026	—	16,812	942	(7,502)

6. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Grocery Retail Partners I and II—In November 2018, through our direct and indirect subsidiaries, we entered into a joint venture with Northwestern Mutual. We acquired a 15% ownership interest in the new joint venture, GRP I, and Northwestern Mutual acquired the remaining 85% ownership interest. The joint venture is set to expire ten years after the date of the agreement, unless otherwise extended by the members.
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
Necessity Retail Partners—As of December 31, 2021, we owned a 20% equity interest in NRP. NRP was initially formed in March 2016 pursuant to the terms of a joint venture agreement between REIT II and an affiliate of TPG Real Estate and is set to expire seven years after the date of the joint venture contribution agreement unless otherwise extended by the members. We are in the process of disposing and liquidating the final asset of this joint venture as a result of the planned expiration. As of December 31, 2021, we recognized income of $0.7 million for NRP’s achievement of certain performance targets, which was recorded to Fees and Management Income on our consolidated statements of operations.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-20

The following table summarizes balances on the consolidated balance sheets related to our unconsolidated joint ventures as of December 31, 2021 and 2020 (dollars in thousands):

	2021				2020
Joint Venture	Ownership Percentage	Number of Shopping Centers	Investment Balance	Unamortized Basis Difference	Ownership Percentage	Number of Shopping Centers	Investment Balance	Unamortized Basis Difference
NRP	20%	1	$2,700	$219	20%	5	$6,304	$1,381
GRP I	14%	20	28,626	—	14%	20	31,062	—
The following table summarizes the activity on the consolidated statements of operations related to our unconsolidated joint ventures as of December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Distributions to PECO After Formation or Assumption
NRP	$5,137	$4,192	$7,167
GRP I	2,598	1,047	2,025
GRP II	N/A	177	40

Gain (Loss) from Unconsolidated Joint Ventures
NRP	$2,695	$2,119	$3,989
GRP I	162	(309)	(72)
GRP II	N/A	42	6

Amortization and Write-Off of Basis Differences
NRP	$1,162	$1,808	$2,837
GRP II(1)	N/A	879	17
(1)As part of the merger between GRP I and GRP II, the total remaining value of our GRP II investment of $5.1 million was contributed to GRP I, and the result of this transaction was an increase in our GRP I investment of $5.1 million.

7. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of December 31, 2021 and 2020, excluding amounts related to assets classified as held for sale (in thousands):

	2021	2020
Other assets, net:
Deferred leasing commissions and costs	$44,968	$41,664
Deferred financing expenses(1)	4,898	13,971
Office equipment, including capital lease assets, and other	24,823	21,578
Corporate intangible assets	6,706	6,804
Total depreciable and amortizable assets	81,395	84,017
Accumulated depreciation and amortization	(41,236)	(45,975)
Net depreciable and amortizable assets	40,159	38,042
Accounts receivable, net(2)	36,762	46,893
Accounts receivable - affiliates	711	543
Deferred rent receivable, net(3)	40,212	32,298
Prepaid expenses and other	11,655	8,694
Investment in third parties	3,000	—
Investment in marketable securities	5,551	—
Total other assets, net	$138,050	$126,470
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-21

(2)Net of $3.5 million and $8.9 million of general reserves for uncollectible amounts as of December 31, 2021 and 2020, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $9.2 million and $22.8 million as of December 31, 2021 and 2020, respectively.
(3)Net of $4.7 million and $4.4 million of receivables removed as of December 31, 2021 and 2020, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

8. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, on our debt obligations as of December 31, 2021 and 2020 (dollars in thousands):

	Interest Rate(1)	2021	2020
Revolving credit facility	LIBOR + 1.1%	$—	$—
Term loans(2)	1.3% - 4.2%	955,000	1,622,500
Senior unsecured notes due 2031	2.6%	350,000	—
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.4%	213,316	290,022
Finance lease liability		766	164
Discount on notes payable		(7,680)	—
Assumed market debt adjustments, net		(1,530)	(1,543)
Deferred financing expenses, net		(13,150)	(13,538)
Total		$1,891,722	$2,292,605

Weighted-average interest rate(3)		3.3%	3.1%
(1)Interest rates are as of December 31, 2021.
(2)Our term loans carry an interest rate of LIBOR plus a spread. While most of the rates are fixed through the use of swaps, there is a portion of these loans that are not subject to a swap, and thus are still indexed to LIBOR.
(3)Includes the effects of derivative financial instruments (see Notes 9 and 16).
2021 Debt Activity—In July 2021, we entered into a new $980 million credit facility comprised of a $500 million senior unsecured revolving credit facility and two $240 million senior unsecured term loan tranches (the “Refinancing”). In connection with the Refinancing, we paid off a $472.5 million term loan due in November 2025. The revolving credit facility will mature in January 2026, and the two senior unsecured term loan tranches will mature in November 2025 and July 2026, respectively. Additionally, we used proceeds from the underwritten IPO to retire a $375 million term loan that was set to mature in April 2022.
In August 2021, we paid down $150 million of our $300 million term loan that was set to mature in November 2023.
In October 2021, in connection with our Bond Registration, we settled the 2021 Bond Offering priced at 98.692% of the principal amount and maturing in November 2031. This offering resulted in gross proceeds of $345.4 million. The notes are fully and unconditionally guaranteed by us. In October 2021, net proceeds from the bond settlement were used, in part, to pay down the remaining $150 million outstanding balance of our $300 million term loan debt that was set to mature in November 2023, as described above.
During 2021, we executed early repayments of $55.2 million in mortgage debt.
2020 Debt Activity—In January 2020, we made the final $30 million payment on our term loan maturing in 2021. In April 2020, we borrowed $200 million on our revolving credit facility to meet our operating needs for a sustained period due to the COVID-19 pandemic. Our rent and recovery collections during the second quarter, combined with other cost saving initiatives, sufficiently funded our short term operating needs and provided enough stability to allow us to repay in full the outstanding balance on our revolving credit facility in June 2020.
Revolving Credit Facility—We have a $500 million senior unsecured revolving credit facility with availability of $489.3 million, which is net of current letters of credit, as of December 31, 2021. The maturity date is January 2026 and we pay a facility fee of 0.25% on the unused portion of the facility.
Term Loans—We have five unsecured term loans with maturities ranging from 2024 to 2026. Our term loans have interest rates of LIBOR plus interest rate spreads based on our investment grade rating. We have utilized interest rate swaps to fix the rates on the majority of our term loans, with $25.0 million in term loans not fixed through such swaps.
As of December 31, 2021 and 2020, the weighted-average interest rate, including the impact of swaps, on our term loans was 3.2% and 2.7%, respectively.
Secured Debt—Our secured debt includes two facilities secured by certain properties in our portfolio, mortgage loans secured by individual properties, and finance leases. The interest rates on our secured debt are fixed. As of December 31, 2021 and 2020, our weighted average interest rate for our secured debt was 3.9% and 4.0%, respectively.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-22

Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, as of December 31, 2021 and 2020, is summarized below (in thousands):

	2021	2020
As to interest rate:
Fixed-rate debt	$1,889,082	$1,727,186
Variable-rate debt	25,000	580,500
Total	$1,914,082	$2,307,686
As to collateralization:
Unsecured debt	$1,305,000	$1,622,500
Secured debt	609,082	685,186
Total	$1,914,082	$2,307,686
Maturity Schedule—Below is our maturity schedule with the respective principal payment obligations, excluding finance lease liabilities, market debt adjustments, discount on senior notes, and deferred financing expenses, net (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Unsecured debt(1)	$—	$—	$475,000	$240,000	$240,000	$350,000	$1,305,000
Secured debt	60,746	66,657	28,126	27,873	1,908	423,006	608,316
Total	$60,746	$66,657	$503,126	$267,873	$241,908	$773,006	$1,913,316
(1)Includes our term loans and senior notes.

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $14.0 million will be reclassified from AOCI as an increase to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of December 31, 2021 and 2020 (notional amounts in thousands):

	2021	2020
Count	5	6
Notional amount	$930,000	$1,042,000
Fixed LIBOR	1.3% - 2.9%	1.3% - 2.9%
Maturity date	2022 - 2025	2021 - 2025
Weighted-average term (in years)	1.9	2.8

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-23

The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Amount of gain (loss) recognized in Other Comprehensive Income (Loss)	$12,501	$(50,552)	$(35,865)
Amount of loss reclassified from AOCI into Interest Expense, Net	19,499	16,732	2,409
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of December 31, 2021, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $24.1 million. As of December 31, 2021, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $24.1 million.

10. INCOME TAXES
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
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of certain wholly-owned entities that have jointly elected to be treated as TRS entities and are subject to U.S. federal, state, and local incomes taxes at regular corporate tax rates. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions.
Income tax benefits from uncertain tax positions are recognized in the consolidated financial statements only if we believe it is more likely than not that the uncertain tax position will be sustained based solely on the technical merits of the tax position and consideration of the relevant taxing authority's widely understood administrative practices and precedents. We do not believe that we have any uncertain tax positions at December 31, 2021 and 2020.
The statute of limitations for the federal income tax returns remain open for the 2018 through 2020 tax years. The statute of limitations for state income tax returns remain open in accordance with each state's statute.
Our accounting policy is to classify interest and penalties as a component of income tax expense. We accrued no interest or penalties as of December 31, 2021 and 2020.
Deferred Tax Assets and Liabilities—Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which these temporary differences are expected to reverse. Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, the magnitude and timing of future projected taxable income, and tax planning strategies. We believe, based on available evidence, it is not more likely than not that our net deferred tax assets will be realized in future periods and, therefore, have recorded a valuation allowance equal to the net deferred tax asset balance.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-24

The following is a summary of our deferred tax assets and liabilities as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred tax assets:
Accrued compensation	$3,875	$3,250
Accrued expenses and reserves	124	89
Net operating loss (“NOL”) carryforward	2,404	2,787
Other	309	306
Gross deferred tax asset	6,712	6,432
Less: valuation allowance	(3,050)	(3,183)
Total deferred tax asset	3,662	3,249
Deferred tax liabilities:
Real estate assets and other capitalized assets	(3,594)	(3,236)
Other	(68)	(13)
Total deferred tax liabilities	(3,662)	(3,249)
Net deferred tax asset	$—	$—
Our deferred tax assets and liabilities result from the activities of our TRS entities. The TRS entities have a federal NOL carryforward of approximately $10.4 million. The federal NOL carryforward can be carried forward indefinitely. As of December 31, 2021, the TRS entities have state NOL carryforwards of approximately $4.7 million, which will expire as determined under each state's statute.
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
Distributions—The following table reconciles Net Income (Loss) Attributable to Stockholders to REIT taxable income before the dividends paid deduction for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Net income (loss) attributable to stockholders	$15,121	$4,772	$(63,532)
Net (income) loss from TRS	(533)	(702)	5,346
Net income (loss) attributable to REIT operations	14,588	4,070	(58,186)
Book/tax differences	69,943	63,846	153,047
REIT taxable income	84,531	67,916	94,861
Less: Capital gains	(19,765)	—	(16,353)
REIT taxable income subject to 90% dividend requirement	$64,766	$67,916	$78,508
Total gross distributions to our stockholders exceeded 100% of REIT taxable income for the years ended December 31, 2021 and 2019. Total gross distributions to our stockholders for the year ended December 31, 2020 were approximately $64.7 million. As permitted under the IRC, we utilized approximately $3.2 million of our January 2021 distribution to offset our 2020 REIT taxable income.
The tax characterization of our distributions declared for the years ended December 31, 2021, 2020, and 2019 was as follows:

	2021	2020	2019
Common stock:
Ordinary dividends	62.8%	100.0%	38.0%
Non-dividend distributions	18.1%	—%	53.4%
Capital gain distributions(1)	19.1%	—%	8.6%
Total distributions per share of common stock	100.0%	100.0%	100.0%
(1)Pursuant to U.S. Treasury Regulation §1.1061-6(c) and §1061 of the IRC, the One Year Amounts and Three Year Amounts disclosures are both zero with respect to direct and indirect holders of “applicable partnership interests” for us and our subsidiary REIT, Phillips Edison Institutional REIT, LLC.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-25

11. COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2021, we had four letters of credit outstanding totaling approximately $9.0 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.
The following is a summary of the activity in the liability for unpaid losses, which is recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets, for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Beginning balances	$7,386	$6,021
Incurred related to:
Current year	2,676	1,943
Prior years	742	2,249
Total incurred	3,418	4,192
Paid related to:
Current year	57	36
Prior years	2,141	2,791
Total paid	2,198	2,827
Liabilities for unpaid losses as of December 31	$8,606	$7,386

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-26

12. EQUITY
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
Our Class B common stock was identical to our common stock, except that it was not listed on a national securities exchange. Per the terms of the Recapitalization, on January 18, 2022, each share of our Class B common stock automatically converted into one share of our listed common stock.
Reverse Stock Split—On July 2, 2021, we effected a one-for-three reverse stock split. Concurrent with the reverse split, the Operating Partnership enacted a one-for-three reverse split of its outstanding OP units. Neither the number of authorized shares nor the par value of the common stock were impacted. As a result of the reverse split, every three shares of our common stock or OP units were automatically combined and converted into one issued and outstanding share of common stock or OP unit rounded to the nearest 1/100th share. The reverse stock split impacted all common stock and OP units proportionately and had no impact on any stockholder’s percentage ownership of common stock.
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
Underwritten IPO—On July 19, 2021, we completed an underwritten IPO and issued 17.0 million shares of common stock at an offering price to the public of $28.00 per share. We used a portion of the net proceeds to reduce our leverage and used the remaining amount to fund external growth with property acquisitions and for other general corporate uses. As part of the underwritten IPO, underwriters were granted an option exercisable within 30 days from July 14, 2021 to purchase up to an additional 2.6 million shares of common stock at the underwritten IPO price, less underwriting discounts and commissions. On July 29, 2021, the underwriters exercised their option. The underwritten IPO, including the underwriters’ overallotment election, resulted in gross proceeds of $547.4 million.
At-the-Market Offering (“ATM”)—On February 10, 2022, we and the Operating Partnership entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers.
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to December 31, 2021 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Monthly Distribution Rate	Date Distribution Paid	Net Cash Distribution
December	12/15/2021	$0.09	1/3/2022	$10,189
January	1/19/2022	0.09	2/1/2022	10,207
On February 9, 2022, our Board authorized 2022 distributions for February, March, and April of $0.09 per share to the stockholders of record at the close of business on February 15, 2022, March 15, 2022, and April 15, 2022, respectively. OP unit holders will receive distributions at the same rate as common stockholders. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the IRC.
Dividend Reinvestment Plan and Share Repurchase Program—On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the DRIP and the SRP.
Tender Offer—On November 4, 2020, our Board approved a voluntary tender offer that commenced on November 10, 2020 (the “Tender Offer”) for up to 1.5 million shares of our outstanding Class B common stock at a price of $17.25 per share, for a total value of approximately $26 million. On December 14, 2020, the Tender Offer was amended to extend the expiration date to December 29, 2020, and the offer to purchase shares was increased to approximately 5.8 million shares, for a total value of approximately $100 million. All of the other terms and conditions of the Tender Offer remained unchanged. In connection with the Tender Offer, we repurchased 4.5 million shares of common stock for a total value of $77.6 million, which includes the issuance of 0.9 million common shares in redemption of 0.9 million OP units converted at the time of repurchase. The $77.6 million due to stockholders who tendered their shares was not yet paid as of December 31, 2020, and was recorded as Accounts Payable and Other Liabilities on our consolidated balance sheet. The amount was subsequently paid on January 5, 2021.
Convertible Noncontrolling Interests—As of December 31, 2021 and 2020, we had approximately 13.4 million and 13.3 million outstanding OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods. These are included in the outstanding unvested award totals disclosed in Note 13.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-27

year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of December 31, 2021 and 2020 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
The table below is a summary of our OP unit activity for the years ended December 31, 2021 and 2020 (dollars and shares in thousands):

	2021	2020
OP units converted into shares of common stock(1)	28	997
Distributions paid on OP units(2)	$14,332	$8,255
(1)Prior to our Recapitalization on June 18, 2021, OP units were converted to shares of common stock at a 1:1 ratio. From the Recapitalization through January 18, 2022, OP units were converted into shares of our Class B common stock at a 1:1 ratio. On January 18, 2022, each share of our Class B common stock automatically converted into one share of our listed common stock, and going forward, OP units will be converted into shares of our common stock on a 1:1 ratio.
(2)Distributions paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
Of the OP units converted in 2020, 0.9 million were converted and repurchased as part of the Tender Offer.
Nonconvertible Noncontrolling Interests—In addition to partnership units of the Operating Partnership, Noncontrolling Interests also includes a 25% minority-owned interest held by a third party in a consolidated partnership, which was not significant to our results in 2019. As the consolidated partnership ceased a majority of its operations in 2019, there was no impact to our results in 2020 or 2021.
Estimated Value per Share—Prior to our underwritten IPO, on April 29, 2021, our Board increased the EVPS of our common stock to $31.65 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2021. We engaged a third-party valuation firm to provide a calculation of the range in EVPS of our common stock as of March 31, 2021, which reflected certain balance sheet assets and liabilities as of that date. Previously, our EVPS was $26.25, based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2020.

13. COMPENSATION
Employee Long Term Incentive Plan—We issue stock awards that vest based upon the completion of a service period (“service-based awards”) under our 2020 Omnibus Incentive Plan (“2020 Incentive Plan”), which became effective in June 2020. The 2020 Incentive Plan replaced the Amended and Restated 2010 Long-Term Incentive Plan (the “2010 LTIP”), which expired in August 2020. Awards to employees are typically granted and vest during the first quarter of each year. Service-based awards typically follow a four-year graded vesting schedule and will vest in the form of common stock or OP units.
We recognize expense for awards with graded vesting under the accelerated recognition method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period. Expense amounts are recorded in General and Administrative or Property Operating on our consolidated statements of operations. Prior to our underwritten IPO, the awards were valued according to the EVPS for our common stock at the date of grant. Subsequent to our underwritten IPO, awards are valued according to the Nasdaq closing stock price at the date of the grant. Holders of unvested service-based awards are entitled to dividend and distribution rights, but are not entitled to voting rights.
Additionally, we issue performance-based awards that are earned based on the achievement of specified performance metrics measured at the end of the three-year performance period. The maximum number of performance-based awards earned cannot exceed two times the target number. Half of the earned performance-based awards vest when earned at the end of the three-year performance period and half of the earned performance-based awards vest one year later, subject to continued employment. In addition to the applicable performance metrics, a net asset value (“NAV”) modifier will be applied to the calculation of earned performance-based awards if the NAV per share at the end of the performance period is less than the value at issuance. Subsequent to our underwritten IPO, the NAV per share will be measured by the Nasdaq closing stock price at the end of the performance period. Specifically, to the extent performance above the target level is achieved at the end of the performance period, yet our NAV per share at the end of the performance period is less than the value at issuance, the amount of earned awards will be capped at the target amount. The remaining amount of awards (the difference between those that would have otherwise been earned based on actual performance and the target level) may become earned, and thereafter vested, if our NAV per share exceeds the NAV per share at the beginning of the performance period for 20 consecutive trading days up to five years following the completion of the performance period, assuming continued employment on such date.
The performance period for the performance-based awards granted in 2018 ended on December 31, 2020. Based on our performance through December 31, 2020, these awards would have been earned at maximum, but because our NAV per share growth for that same performance period was negative, the amount of earned awards was capped at the target amount. The unearned portion in excess of target and up to the maximum will remain eligible to vest if our NAV per share growth becomes positive on or prior to December 31, 2025. While still subject to approval by the Compensation Committee of the Board (the “Committee”), we believe the performance-based awards granted in 2019 have been earned at maximum based on our performance through December 31, 2021, but our NAV per share growth for that same performance period was negative. Based on the performance of common stock closing prices throughout the fourth quarter of 2021, we believe it is more than probable that we will achieve positive NAV per share growth for 20 consecutive trading days prior to December 31, 2025. As such, we recognized approximately $4.2 million of expense associated with achieving the maximum award for both of these grants during the year ended December 31, 2021, of which $3.2 million was recorded in General and Administrative and $1.0 million was recorded in Property Operating on our consolidated statements of operations.
In March 2019, the Committee approved a new form of awards under the 2010 LTIP for performance-based long term incentive units (“Performance LTIP Units”) and made one-time grants of Performance LTIP Units to certain of our executives.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-28

Any amounts earned under the Performance LTIP Unit award agreements will be issued in the form of LTIP Units, which represent OP units that are structured as a profits interest in the Operating Partnership. Dividends will accrue on the Performance LTIP Units until the measurement date, subject to a quarterly distribution of 10% of the regular quarterly distributions.
Underwritten IPO Grants—In connection with our underwritten IPO, we issued a total of 0.5 million RSUs, inclusive of 0.3 million OP units, and restricted stock awards in the form of time-based stock compensation awards with expenses included within Other (Expense) Income, Net on our consolidated statement of operations. Included in the restricted stock awards were 24,000 RSUs granted to our independent directors. The shares have a grant price of $28.00 per share and, with the exception of one individual whose award is subject to accelerated vesting provisions, 50% of the shares will vest after 18 months and the remaining 50% will vest after 36 months.
Independent Director Stock Plan—The Board approves restricted stock awards pursuant to our Amended and Restated 2010 Independent Director Stock Plan. The awards are granted to our independent directors as service-based awards. As of December 31, 2021 and 2020, there were approximately 38,000 and 50,000 outstanding unvested awards granted to independent directors, respectively, in connection with the 2010 Independent Director Stock Plan.
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

	Restricted Stock Awards(1)	Performance Stock Awards(1)	Phantom Stock Units	Weighted-Average Grant-Date Fair Value(2)
Nonvested at January 1, 2019	269	66	332	$31.80
Granted	157	764	—	33.15
Vested	(65)	—	(256)	31.08
Forfeited	(34)	(3)	(16)	32.31
Nonvested at December 31, 2019	327	827	60	33.00
Granted	146	86	—	32.82
Vested	(101)	—	(58)	32.13
Forfeited	(23)	(8)	(2)	33.00
Nonvested at December 31, 2020	349	905	—	33.06
Granted	663	131	—	27.55
Vested	(151)	(62)	—	32.52
Forfeited	(24)	—	—	29.35
Nonvested at December 31, 2021	837	974	—	$30.71
(1)The maximum number of award units that could be issued under all outstanding grants was 2.0 million as of December 31, 2021. The number of award units expected to vest was 1.3 million as of December 31, 2021.
(2)Prior to our underwritten IPO, we engaged an independent third-party valuation advisory consulting firm to estimate the EVPS of our common stock on an annual basis. The weighted-average grant-date fair values calculated herein reflect the EVPS estimates prior to our underwritten IPO and Nasdaq closing stock prices subsequent to our IPO.
The expense for all stock-based awards during the years ended December 31, 2021, 2020, and 2019 was $16.8 million, $6.3 million, and $10.1 million, respectively. We had $21.1 million of unrecognized compensation costs related to these awards that we expect to recognize over a weighted average period of approximately two years. The fair value at the vesting date for stock-based awards that vested during the year ended December 31, 2021 was $6.4 million.
401(k) Plan—We sponsor a 401(k) plan that provides benefits for qualified employees. Our match of the employee contributions is discretionary and has a five-year vesting schedule. The cash contributions to the plan for the years ended December 31, 2021, 2020, and 2019 were approximately $1.0 million, $0.9 million, and $0.9 million, respectively. All employees who have attained the age of 21 are eligible to participate starting the first day of the month following their date of hire. Employees are vested immediately with respect to employee contributions.

14. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing Net Income (Loss) Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-29

The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations for the years ended December 31, 2021, 2020, and 2019 (in thousands, except per share amounts):

	2021	2020	2019
Numerator:
Net income (loss) attributable to stockholders - basic	$15,121	$4,772	$(63,532)
Net income (loss) attributable to convertible OP units(1)	2,112	690	(9,583)
Net income (loss) - diluted	$17,233	$5,462	$(73,115)
Denominator:
Weighted-average shares - basic(2)	102,403	96,760	94,636
OP units(1)(3)	14,071	14,255	14,403
Dilutive restricted stock awards	198	141	—
Adjusted weighted-average shares - diluted	116,672	111,156	109,039
Earnings per common share:
Basic and diluted income (loss) per share	$0.15	$0.05	$(0.67)
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
(2)Includes 93.6 million weighted-average shares of Class B common stock and 8.8 million weighted-average shares of common stock during the year ended December 31, 2021.
(3)Includes 0.7 million weighted-average shares of OP units awarded as a result of the earn-out (see Note 16).
Approximately 0.3 million time-based and 0.8 million performance-based unvested stock units were outstanding as of December 31, 2019. These securities were anti-dilutive for the year ended December 31, 2019, and as a result, their impact was excluded from the weighted-average common shares used to calculate diluted EPS for that period. Outstanding restricted stock awards were dilutive for the years ended December 31, 2021 and 2020, and thus are included in the calculation above.

15. RELATED PARTY TRANSACTIONS
Revenue—We have entered into agreements with the Managed Funds related to certain advisory, management, and administrative services we provide to their real estate assets in exchange for fees and reimbursement of certain expenses. Summarized below are amounts included in Fees and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds during the years ended December 31, 2021, 2020, and 2019, and also includes other revenues that are not in the scope of ASC 606, but are included in this table for the purpose of disclosing all related party revenues (in thousands):

	2021	2020	2019
Recurring fees(1)	$5,020	$4,801	$6,362
Transactional revenue and reimbursements(2)	2,166	2,633	3,329
Insurance premiums(3)	3,149	2,386	1,989
Total fees and management income	$10,335	$9,820	$11,680
(1)Recurring fees include asset management fees and property management fees.
(2)Transactional revenue includes items such as leasing commissions, construction management fees, and acquisition fees.
(3)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
During the year ended December 31, 2019, we recognized a net charge of $1.9 million in Other (Expense) Income, Net on our consolidated statement of operations. The charge was related to a reduction in our related party accounts receivable and organization and offering costs payable for amounts incurred in connection with the REIT III public offering. Remaining accounts receivable and organization and offering costs payable that were outstanding as of September 30, 2019 related to REIT III were settled when we merged with REIT III in October 2019.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-30

Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership has agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of December 31, 2021, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $146.8 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete Section 1031 Exchanges (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters—We are the limited guarantor for up to $190 million, capped at $50 million in most instances, of debt for our NRP joint venture. As of December 31, 2021, the outstanding loan balance related to our NRP joint venture was $15.3 million. As of December 31, 2021, we were also the limited guarantor of a $175 million mortgage loan secured by GRP I properties. Our guaranty for both the NRP and GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, in both cases, we are also party to an agreement with our institutional joint venture partners in which any potential liability under such guaranties will be apportioned between us and our applicable joint venture partner based on our respective ownership percentages in the applicable joint venture. We have no liability recorded on our consolidated balance sheets for either guaranty as of December 31, 2021 and 2020.
Additionally, during 2021, we made a cash investment of $3.0 million into a third-party company in exchange for preferred shares of their stock. As part of the investment agreement, the third-party company committed to enter into leases at two of our properties. As of December 31, 2021, we had entered into two leases under the terms of the investment agreement, both of which carry a term of ten years, over which period we expect to receive contractual rents of $2.6 million in total for both leases.
PECO Air L.L.C. (“PECO Air”), an entity in which Mr. Edison, our Chairman and Chief Executive Officer, owns a 50% interest, owns an airplane that we use for business purposes in the course of our operations. We paid approximately $0.8 million, $1.0 million, and $1.0 million to PECO Air for use of its airplane per the terms of our contractual agreements for the years ended December 31, 2021, 2020, and 2019, respectively.

16. FAIR VALUE MEASUREMENTS
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
Real Estate Investments—The purchase prices of the investment properties, including related lease intangible assets and liabilities, are allocated at estimated fair value based on Level 3 inputs, such as discount rates, capitalization rates, comparable sales, replacement costs, income and expense growth rates, and current market rents and allowances as determined by management.
Debt Obligations—We estimate the fair value of our term loans, secured portfolio of loans, and mortgages by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable). We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed. We estimate the fair value of our senior unsecured notes by using quoted prices in active markets, which are considered Level 1 inputs.
The following is a summary of borrowings as of December 31, 2021 and 2020 (in thousands):

	2021		2020
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Term loans	$943,127	$955,919	$1,610,204	$1,621,902
Senior unsecured notes due 2031	342,320	344,099	—	—
Secured portfolio loan facilities	391,612	394,356	391,131	404,715
Mortgages(2)	214,663	221,741	291,270	303,647
Total	$1,891,722	$1,916,115	$2,292,605	$2,330,264
(1)As of December 31, 2021 and 2020, respectively, recorded principal balances include; (i) net deferred financing fees of $13.2 million and $13.5 million; (ii) assumed market debt adjustments of $1.5 million and $1.5 million; and (iii) notes payable discounts of $7.7 million and $0.
(2)Our finance lease liability is included in the mortgages line item, as presented.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-31

Recurring and Nonrecurring Fair Value Measurements—Our marketable securities, earn-out liability, and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	2021			2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities	$5,551	$—	$—	$—	$—	$—
Derivative liabilities(1)	—	(24,096)	—	—	(54,759)	—
Earn-out liability	—	(52,436)	—	—	—	(22,000)
Nonrecurring
Impaired real estate assets, net(2)	$—	$24,000	$—	$—	$19,350	$—
Impaired corporate ROU asset, net	—	—	—	—	537	—
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
Derivative Instruments—As of December 31, 2021 and 2020, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2021 and 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—As part of our acquisition of Phillips Edison Limited Partnership (“PELP”) in 2017, an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. After the expiration of certain provisions in 2019, PELP was eligible to earn a minimum of 1.0 million and a maximum of approximately 1.7 million OP units as contingent consideration based on the timing and valuation of a liquidity event for PECO. Certain of these performance targets are tied to the post-underwritten IPO trading price of our common stock. The number of OP units awarded vary based on the highest volume weighted average price per share of our common stock over any 30 consecutive trading day period during the 180 days following the underwritten IPO commencement (the “liquidity event price per share”):
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
Prior to the second quarter of 2021, we estimated the fair value of this liability on a quarterly basis using the Monte Carlo method. Following our underwritten IPO, the only remaining variable for calculating final amounts to be paid under the earn-out agreement was the liquidity event price per share. Therefore, as of December 31, 2021, we calculated the fair value of the liability related to the earn-out using the number of units earned (approximately 1.6 million) multiplied by the closing market price per share of $33.04.
We recognized expense of $30.4 million and income of $10.0 million related to changes in the fair value of the earn-out liability for the years ended December 31, 2021 and 2020, respectively. The increase in the fair value of the liability as of December 31, 2021 was attributable to the commencement of our underwritten IPO as well as improved market conditions in

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-32

2021. The change in fair value for each year has been recognized in Other (Expense) Income, Net in the consolidated statements of operations.
In January 2022, at the end of the 180-day period following our underwritten IPO commencement, we finalized the fair value of the earn-out liability and issued approximately 1.6 million OP units in full settlement of the liability with a value of $54.2 million.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. During the years ended December 31, 2021, 2020, and 2019, we impaired assets that were under contract at a disposition price that was less than carrying value, or that had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds, which we consider to be a Level 2 input in the fair value hierarchy.
We recorded the following expense upon impairment of real estate assets for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Impairment of real estate assets	$6,754	$2,423	$87,393
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

17. SUBSEQUENT EVENTS
In preparing the audited consolidated financial statements, we have evaluated subsequent events through the filing of this report on Form 10-K for recognition and/or disclosure purposes. Based on this evaluation, we have determined that there were no events that have occurred that require recognition or disclosure, other than certain events and transactions that have been disclosed elsewhere in these consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-33

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Lakeside Plaza	Salem, VA	$—	$3,344	$5,247	$896	$3,491	$5,996	$9,487	$3,011	1988	11/23/2011
Snow View Plaza	Parma, OH	—	4,104	6,432	1,104	4,326	7,314	11,640	4,100	1981	11/23/2011
St. Charles Plaza	Davenport, FL	—	4,090	4,399	778	4,397	4,870	9,267	3,078	2007	11/23/2011
Burwood Village Center	Glen Burnie, MD	—	5,448	10,167	633	5,748	10,500	16,248	5,420	1971	11/23/2011
Centerpoint	Easley, SC	—	2,404	4,361	1,459	3,007	5,217	8,224	2,677	2002	11/23/2011
Southampton Village	Tyrone, GA	—	2,670	5,176	1,067	2,901	6,012	8,913	2,937	2003	11/23/2011
Cureton Town Center	Waxhaw, NC	—	6,569	6,197	2,542	5,932	9,376	15,308	4,608	2006	12/29/2011
Tramway Crossing	Sanford, NC	—	2,016	3,071	921	2,515	3,493	6,008	2,146	1996	2/23/2012
Village At Glynn Place	Brunswick, GA	—	5,202	6,095	1,480	5,423	7,354	12,777	4,165	1992	4/27/2012
Meadowthorpe Manor Shoppes	Lexington, KY	—	4,093	4,185	632	4,562	4,348	8,910	2,476	1989/2008	5/9/2012
Brentwood Commons	Bensenville, IL	—	6,105	8,024	2,407	6,323	10,213	16,536	4,448	1981/2001	7/5/2012
Sidney Towne Center	Sidney, OH	—	1,429	3,802	1,508	2,025	4,714	6,739	2,836	1981/2007	8/2/2012
Broadway Plaza	Tucson, AZ	—	4,979	7,169	2,310	6,010	8,448	14,458	4,233	1982/1995	8/13/2012
Baker Hill	Glen Ellyn, IL	—	7,068	13,738	10,177	7,686	23,297	30,983	8,702	1998	9/6/2012
New Prague Commons	New Prague, MN	—	3,248	6,604	2,810	3,415	9,247	12,662	4,259	2008	10/12/2012
Heron Creek Towne Center	North Port, FL	—	4,062	4,082	589	4,312	4,421	8,733	2,408	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster, CA	11,740	6,352	13,529	1,196	6,906	14,171	21,077	5,670	1991/2012	12/27/2012
Village One Plaza	Modesto, CA	17,700	5,166	18,752	675	5,255	19,338	24,593	7,115	2007	12/28/2012
Hilfiker Shopping Center	Salem, OR	—	2,879	4,750	96	2,947	4,778	7,725	1,937	1984/2011	12/28/2012
Butler Creek	Acworth, GA	—	3,925	6,129	3,185	4,327	8,912	13,239	3,350	1989	1/15/2013
Fairview Oaks	Ellenwood, GA	6,430	3,563	5,266	928	3,925	5,832	9,757	2,579	1996	1/15/2013
Grassland Crossing	Alpharetta, GA	—	3,680	5,791	1,101	3,936	6,636	10,572	2,882	1996	1/15/2013
Hamilton Ridge	Buford, GA	—	4,772	7,168	882	5,041	7,781	12,822	3,778	2002	1/15/2013
Mableton Crossing	Mableton, GA	—	4,426	6,413	1,446	4,930	7,355	12,285	3,472	1997	1/15/2013
Shops at Westridge	McDonough, GA	—	2,788	3,901	1,903	2,835	5,757	8,592	2,287	2006	1/15/2013
Fairlawn Town Centre	Fairlawn, OH	20,000	10,398	29,005	3,937	11,636	31,704	43,340	14,142	1962/1996	1/30/2013
Macland Pointe	Marietta, GA	—	3,493	5,364	1,189	3,905	6,141	10,046	2,982	1992	2/13/2013
Kleinwood Center	Spring, TX	—	11,478	18,954	1,276	11,775	19,933	31,708	8,707	2003	3/21/2013
Murray Landing	Columbia, SC	6,750	3,221	6,856	1,716	3,597	8,196	11,793	3,340	2003	3/21/2013
Vineyard Shopping Center	Tallahassee, FL	—	2,761	4,221	569	3,034	4,517	7,551	2,149	2002	3/21/2013
Lutz Lake Crossing	Lutz, FL	—	2,636	6,600	945	2,965	7,216	10,181	2,741	2002	4/4/2013
Publix at Seven Hills	Spring Hill, FL	—	2,171	5,642	1,133	2,507	6,439	8,946	2,504	1991/2006	4/4/2013
Hartville Centre	Hartville, OH	—	2,069	3,691	1,817	2,470	5,107	7,577	2,299	1988/2008	4/23/2013
Sunset Shopping Center	Corvallis, OR	15,410	7,933	14,939	1,118	8,041	15,949	23,990	6,205	1998	5/31/2013
Savage Town Square	Savage, MN	9,000	4,106	9,409	379	4,403	9,491	13,894	4,012	2003	6/19/2013
Glenwood Crossings	Kenosha, WI	—	1,872	9,914	1,100	2,337	10,549	12,886	3,770	1992	6/27/2013

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-34

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Shiloh Square Shopping Center	Kennesaw, GA	—	4,685	8,729	2,193	4,840	10,767	15,607	3,890	1996/2003	6/27/2013
Pavilions at San Mateo	Albuquerque, NM	—	6,470	18,726	1,858	6,786	20,268	27,054	7,470	1997	6/27/2013
Boronda Plaza	Salinas, CA	14,750	9,027	11,870	777	9,342	12,332	21,674	4,734	2003/2006	7/3/2013
Westwoods Shopping Center	Arvada, CO	—	3,706	11,115	897	4,299	11,419	15,718	4,462	2003	8/8/2013
Paradise Crossing	Lithia Springs, GA	—	2,204	6,064	987	2,501	6,754	9,255	2,554	2000	8/13/2013
Contra Loma Plaza	Antioch, CA	—	3,243	3,926	1,703	3,811	5,061	8,872	1,807	1989	8/19/2013
South Oaks Plaza	St. Louis, MO	—	1,938	6,634	563	2,121	7,014	9,135	2,571	1969/1987	8/21/2013
Yorktown Centre	Millcreek Township, PA	—	3,736	15,396	2,510	4,287	17,355	21,642	7,370	1989/2013	8/30/2013
Dyer Town Center	Dyer, IN	8,725	6,017	10,214	810	6,460	10,581	17,041	4,305	2004/2005	9/4/2013
East Burnside Plaza	Portland, OR	—	2,484	5,422	133	2,560	5,479	8,039	1,681	1955/1999	9/12/2013
Red Maple Village	Tracy, CA	20,584	9,250	19,466	506	9,408	19,814	29,222	6,312	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor, FL	6,360	2,334	7,918	707	2,433	8,526	10,959	3,155	2010	9/25/2013
CitiCentre Plaza	Carroll, IA	—	770	2,530	469	1,052	2,717	3,769	1,076	1991/1995	10/2/2013
Duck Creek Plaza	Bettendorf, IA	—	4,612	13,007	1,668	5,218	14,069	19,287	5,057	2005/2006	10/8/2013
Cahill Plaza	Inver Grove Heights, MN	—	2,587	5,114	892	2,973	5,620	8,593	2,213	1995	10/9/2013
College Plaza	Normal, IL	—	4,460	17,772	3,884	5,134	20,982	26,116	5,760	1983/1999	10/22/2013
Courthouse Marketplace	Virginia Beach, VA	11,650	6,130	8,061	1,239	6,398	9,032	15,430	3,460	2005	10/25/2013
Hastings Marketplace	Hastings, MN	—	3,980	10,045	1,051	4,434	10,642	15,076	4,078	2002	11/6/2013
Coquina Plaza	Southwest Ranches, FL	—	9,458	11,770	1,165	9,686	12,707	22,393	4,317	1998	11/7/2013
Shoppes of Paradise Lakes	Miami, FL	—	5,811	6,020	1,048	6,116	6,763	12,879	2,581	1999	11/7/2013
Collington Plaza	Bowie, MD	—	12,207	15,142	1,094	12,499	15,944	28,443	5,601	1996	11/21/2013
Golden Town Center	Golden, CO	14,711	7,065	10,166	1,705	7,478	11,458	18,936	4,465	1993/2003	11/22/2013
Northstar Marketplace	Ramsey, MN	—	2,810	9,204	1,102	2,932	10,184	13,116	3,767	2004	11/27/2013
Bear Creek Plaza	Petoskey, MI	—	5,677	17,611	1,724	5,891	19,121	25,012	7,076	1998/2009	12/18/2013
East Side Square	Springfield, OH	—	394	963	127	412	1,072	1,484	425	2007	12/18/2013
Flag City Station	Findlay, OH	—	4,685	9,630	3,159	4,919	12,555	17,474	4,081	1992	12/18/2013
Town & Country Shopping Center	Noblesville, IN	13,480	7,361	16,269	465	7,460	16,635	24,095	6,390	1998	12/18/2013
Sulphur Grove	Huber Heights, OH	—	553	2,142	753	611	2,837	3,448	811	2004	12/18/2013
Southgate Shopping Center	Des Moines, IA	—	2,434	8,358	1,223	2,906	9,109	12,015	$3,583	1972/2013	12/20/2013
Sterling Pointe Center	Lincoln, CA	24,073	7,039	20,822	1,625	7,625	21,861	29,486	6,955	2004	12/20/2013
Arcadia Plaza	Phoenix, AZ	—	5,774	6,904	2,889	6,004	9,563	15,567	3,298	1980	12/30/2013
Stop & Shop Plaza	Enfield, CT	—	8,892	15,028	1,328	9,410	15,838	25,248	5,875	1988/1998	12/30/2013

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-35

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Fairacres Shopping Center	Oshkosh, WI	—	3,543	5,189	1,087	3,895	5,924	9,819	2,471	1992/2013	1/21/2014
Savoy Plaza	Savoy, IL	—	4,304	10,895	889	4,776	11,312	16,088	4,737	1999/2007	1/31/2014
The Shops of Uptown	Park Ridge, IL	—	7,744	16,884	1,414	8,135	17,907	26,042	5,511	2006	2/25/2014
Chapel Hill North Center	Chapel Hill, NC	6,290	4,776	10,189	1,602	5,123	11,444	16,567	4,384	1998	2/28/2014
Coppell Market Center	Coppell, TX	—	4,870	12,236	265	5,024	12,347	17,371	4,181	2008	3/5/2014
Winchester Gateway	Winchester, VA	—	9,342	23,468	2,247	9,642	25,415	35,057	8,556	2006	3/5/2014
Stonewall Plaza	Winchester, VA	—	7,929	16,642	1,015	8,024	17,562	25,586	6,054	2007	3/5/2014
Town Fair Center	Louisville, KY	—	8,108	14,411	5,512	8,816	19,215	28,031	6,850	1988/1994	3/12/2014
Villages at Eagles Landing	Stockbridge, GA	—	2,824	5,515	1,184	3,365	6,158	9,523	2,662	1995	3/13/2014
ChampionsGate Village	Davenport, FL	—	1,814	6,060	540	2,067	6,347	8,414	2,417	2001	3/14/2014
Towne Centre at Wesley Chapel	Wesley Chapel, FL	—	2,466	5,553	778	2,730	6,067	8,797	2,116	2000	3/14/2014
Statler Square	Staunton, VA	6,900	4,108	9,072	1,003	4,620	9,563	14,183	3,708	1989	3/21/2014
Burbank Plaza	Burbank, IL	—	2,972	4,546	3,931	3,586	7,863	11,449	2,800	1972/1995	3/25/2014
Hamilton Village	Chattanooga, TN	—	12,682	19,103	3,546	12,774	22,557	35,331	8,494	1989	4/3/2014
Waynesboro Plaza	Waynesboro, VA	—	5,597	8,334	268	5,787	8,412	14,199	3,342	2005	4/30/2014
Southwest Marketplace	Las Vegas, NV	—	16,019	11,270	2,977	16,121	14,145	30,266	5,260	2008	5/5/2014
Hampton Village	Taylors, SC	—	5,456	7,254	4,219	6,006	10,923	16,929	4,211	1959/1998	5/21/2014
Central Station	Louisville, KY	12,095	6,143	6,932	2,492	6,546	9,021	15,567	3,359	2005/2007	5/23/2014
Kirkwood Market Place	Houston, TX	—	5,786	9,697	1,070	6,054	10,499	16,553	3,535	1979/2008	5/23/2014
Fairview Plaza	New Cumberland, PA	—	2,786	8,500	539	3,160	8,665	11,825	2,687	1992/1999	5/27/2014
Broadway Promenade	Sarasota, FL	—	3,831	6,795	626	4,116	7,136	11,252	2,300	2007	5/28/2014
Townfair Center	Indiana, PA	—	7,007	13,233	1,375	7,334	14,281	21,615	5,571	1995/2010	5/29/2014
Heath Brook Commons	Ocala, FL	6,930	3,470	8,352	934	3,725	9,031	12,756	3,043	2002	5/30/2014
The Orchards	Yakima, WA	—	5,425	8,743	565	5,773	8,960	14,733	3,232	2002	6/3/2014
Shaw's Plaza Hanover	Hanover, MA	—	2,826	5,314	10	2,826	5,324	8,150	1,798	1994/2000	6/23/2014
Shaw's Plaza Easton	Easton, MA	—	5,520	7,173	642	5,890	7,445	13,335	2,836	1984/2004	6/23/2014
Lynnwood Place	Jackson, TN	—	3,341	4,826	892	3,629	5,430	9,059	2,182	1986/2013	7/28/2014
Thompson Valley Towne Center	Loveland, CO	—	5,758	17,387	1,846	6,362	18,629	24,991	6,068	1999	8/1/2014
Lumina Commons	Wilmington, NC	6,741	2,008	11,249	1,517	2,103	12,671	14,774	3,534	1974/2007	8/4/2014
Driftwood Village	Ontario, CA	—	6,811	12,993	1,635	7,480	13,959	21,439	4,491	1985	8/7/2014
French Golden Gate	Bartow, FL	—	2,599	12,877	1,955	2,886	14,545	17,431	4,424	1960/2011	8/28/2014
Orchard Square	Washington Township, MI	—	1,361	11,550	633	1,622	11,922	13,544	3,788	1999	9/8/2014
Trader Joe's Center	Dublin, OH	6,745	2,338	7,922	2,669	2,763	10,166	12,929	3,170	1986	9/11/2014
Palmetto Pavilion	North Charleston, SC	—	2,509	8,526	1,139	3,376	8,798	12,174	2,762	2003	9/11/2014

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-36

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Five Town Plaza	Springfield, MA	—	8,912	19,635	6,451	10,036	24,962	34,998	9,748	1970/2013	9/24/2014
Fairfield Crossing	Beavercreek, OH	—	3,572	10,026	250	3,715	10,133	13,848	3,392	1994	10/24/2014
Beavercreek Towne Center	Beavercreek, OH	—	14,055	30,799	3,229	15,000	33,083	48,083	11,609	1994	10/24/2014
Grayson Village	Loganville, GA	—	3,952	5,620	2,213	4,114	7,671	11,785	3,194	2002	10/24/2014
The Fresh Market Commons	Pawleys Island, SC	—	2,442	4,941	128	2,457	5,054	7,511	1,767	2011	10/28/2014
Claremont Village	Everett, WA	—	5,635	10,544	1,386	6,038	11,527	17,565	3,708	1994/2012	11/6/2014
Cherry Hill Marketplace	Westland, MI	—	4,641	10,137	2,743	5,292	12,229	17,521	4,677	1992/2000	12/17/2014
Nor'Wood Shopping Center	Colorado Springs, CO	—	5,358	6,684	556	5,446	7,152	12,598	3,014	2003	1/8/2015
Sunburst Plaza	Glendale, AZ	—	3,435	6,041	1,313	3,673	7,116	10,789	2,979	1970	2/11/2015
Rivermont Station	Johns Creek, GA	—	6,876	8,916	2,386	7,011	11,167	18,178	5,024	1996/2003	2/27/2015
Breakfast Point Marketplace	Panama City Beach, FL	—	5,578	12,052	801	6,026	12,405	18,431	4,119	2009/2010	3/13/2015
Falcon Valley	Lenexa, KS	—	3,131	6,873	278	3,375	6,907	10,282	2,527	2008/2009	3/13/2015
Kohl's Onalaska	Onalaska, WI	—	2,670	5,648	300	2,670	5,948	8,618	2,200	1992/1993	3/13/2015
Coronado Center	Santa Fe, NM	11,560	4,396	16,460	4,176	4,729	20,303	25,032	5,402	1964	5/1/2015
West Creek Plaza	Coconut Creek, FL	5,326	3,459	6,131	445	3,624	6,411	10,035	1,869	2006/2013	7/10/2015
Northwoods Crossing	Taunton, MA	—	10,092	14,437	330	10,157	14,702	24,859	6,345	2003/2010	5/24/2016
Murphy Marketplace	Murphy, TX	—	28,652	33,122	4,051	29,042	36,783	65,825	8,920	2008/2015	6/24/2016
Harbour Village	Jacksonville, FL	—	5,630	16,727	2,225	6,032	18,550	24,582	4,538	2006	9/22/2016
Oak Mill Plaza	Niles, IL	992	6,843	13,692	2,321	7,419	15,437	22,856	5,172	1977	10/3/2016
Southern Palms	Tempe, AZ	22,744	10,025	24,346	2,515	10,494	26,392	36,886	8,014	1982	10/26/2016
Golden Eagle Village	Clermont, FL	6,962	3,746	7,735	500	3,968	8,013	11,981	2,177	2011	10/27/2016
Atwater Marketplace’(5)	Atwater, CA	—	6,116	7,597	(13,265)	417	31	448	62	N/A	2/10/2017
Rocky Ridge Town Center	Roseville, CA	20,177	5,449	29,207	687	5,618	29,725	35,343	5,548	1996	4/18/2017
Greentree Centre	Racine, WI	—	2,955	8,718	1,249	3,474	9,448	12,922	2,193	1989/1994	5/5/2017
Sierra Del Oro Towne Centre	Corona, CA	6,576	9,011	17,989	1,756	9,300	19,456	28,756	4,182	1991	6/20/2017
Barclay Place Shopping Center	Lakeland, FL	—	1,984	7,174	(2,090)	1,626	5,442	7,068	804	1989	10/4/2017
Birdneck Shopping Center	Virginia Beach, VA	—	1,900	3,253	902	2,066	3,989	6,055	1,220	1987	10/4/2017
Crossroads Plaza	Asheboro, NC	—	1,722	2,720	693	2,107	3,028	5,135	1,161	1984	10/4/2017
Dunlop Village	Colonial Heights, VA	—	2,420	4,892	1,907	2,635	6,584	9,219	1,485	1987	10/4/2017
Edgecombe Square	Tarboro, NC	—	1,412	2,258	441	1,493	2,618	4,111	1,404	1990	10/4/2017
Forest Park Square	Cincinnati, OH	—	4,007	5,877	1,179	4,378	6,685	11,063	2,078	1988	10/4/2017
Goshen Station	Goshen, OH	3,605	1,555	4,621	149	1,655	4,670	6,325	1,678	1973/2003	10/4/2017
The Village Shopping Center	Mooresville, IN	—	2,059	8,325	353	1,842	8,895	10,737	1,847	1965/1997	10/4/2017

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-37

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Hickory Plaza	Nashville, TN	4,650	2,927	5,099	1,976	2,978	7,024	10,002	1,514	1974/1986	10/4/2017
Highland Fair	Gresham, OR	6,652	3,263	7,979	553	3,356	8,439	11,795	1,762	1984/1999	10/4/2017
Mayfair Village	Hurst, TX	16,398	15,343	16,522	2,687	15,753	18,799	34,552	4,463	1981/2004	10/4/2017
LaPlata Plaza	La Plata, MD	17,860	8,434	22,855	2,039	8,698	24,630	33,328	4,648	2003	10/4/2017
Lafayette Square	Lafayette, IN	6,992	5,387	5,636	113	5,422	5,714	11,136	3,761	1963/2001	10/4/2017
Melbourne Village Plaza	Melbourne, FL	—	5,418	7,280	(884)	4,874	6,940	11,814	1,615	1987	10/4/2017
Commerce Square	Brownwood, TX	—	6,027	8,341	(2,503)	5,060	6,805	11,865	339	1969/2007	10/4/2017
Monfort Heights	Cincinnati, OH	4,216	2,357	3,545	9	2,357	3,554	5,911	1,008	1987	10/4/2017
Mountain Park Plaza	Roswell, GA	6,169	6,118	6,652	367	6,152	6,985	13,137	1,626	1988/2003	10/4/2017
Nordan Shopping Center	Danville, VA	—	1,911	6,751	844	2,047	7,459	9,506	2,041	1961/2002	10/4/2017
Northside Plaza	Clinton, NC	—	1,406	5,471	330	1,449	5,758	7,207	1,599	1982	10/4/2017
Park Place Plaza	Port Orange, FL	—	2,347	8,458	(2,353)	1,838	6,614	8,452	931	1984	10/4/2017
Parsons Village	Seffner, FL	4,631	3,465	10,864	(4,127)	2,445	7,757	10,202	1,202	1983/1994	10/4/2017
Hillside - West	Hillside, UT	—	691	1,739	3,870	4,561	1,739	6,300	535	2006	10/4/2017
South Oaks Shopping Center	Live Oak, FL	3,147	1,742	5,119	138	1,800	5,199	6,999	2,373	1976/2000	10/4/2017
Southgate Center	Heath, OH	—	4,075	21,862	967	4,143	22,761	26,904	5,183	1960/1997	10/4/2017
Summerville Galleria	Summerville, SC	—	4,104	8,668	728	4,468	9,032	13,500	2,266	1989/2003	10/4/2017
The Oaks	Hudson, FL	—	3,876	6,668	(1,141)	3,507	5,896	9,403	1,743	1981	10/4/2017
Riverplace Centre	Noblesville, IN	5,175	3,890	4,044	798	4,008	4,724	8,732	1,806	1992	10/4/2017
Town & Country Center	Hamilton, OH	2,015	2,268	4,372	340	2,351	4,629	6,980	1,403	1950	10/4/2017
Towne Crossing Shopping Center	Mesquite, TX	—	5,358	15,584	1,381	5,426	16,897	22,323	3,953	1984	10/4/2017
Village at Waterford	Midlothian, VA	4,063	2,702	5,194	597	2,820	5,673	8,493	1,403	1991	10/4/2017
Windsor Center	Dallas, NC	—	2,488	5,186	457	2,494	5,637	8,131	1,853	1974/1996	10/4/2017
12 West Marketplace	Litchfield, MN	—	835	3,538	153	988	3,538	4,526	1,515	1989	10/4/2017
Willowbrook Commons	Nashville, TN	—	5,384	6,002	364	5,480	6,270	11,750	1,749	2005	10/4/2017
Edgewood Towne Center	Edgewood, PA	—	10,029	22,535	2,227	10,648	24,143	34,791	6,450	1990	10/4/2017
Everson Pointe	Snellville, GA	7,734	4,222	8,421	477	4,367	8,753	13,120	2,165	1999	10/4/2017
Village Square of Delafield	Delafield, WI	8,257	6,206	6,869	469	6,520	7,024	13,544	1,983	2007	10/4/2017
Shoppes of Lake Village	Leesburg, FL	—	4,065	3,795	6,416	4,327	9,949	14,276	2,482	1987/1998	2/26/2018
Sierra Vista Plaza	Murrieta, CA	—	9,824	11,669	2,208	10,372	13,329	23,701	2,125	1991	9/28/2018
Wheat Ridge Marketplace	Wheat Ridge, CO	11,085	7,926	8,393	855	8,442	8,732	17,174	1,789	1996	10/3/2018
Atlantic Plaza	North Reading, MA	—	12,341	12,699	733	12,652	13,121	25,773	2,711	1959/1973	11/9/2018
Staunton Plaza	Staunton, VA	—	4,818	14,380	43	4,843	14,398	19,241	1,974	2006	11/16/2018
Bethany Village	Alpharetta, GA	—	6,138	8,355	544	6,152	8,885	15,037	1,482	2001	11/16/2018
Northpark Village	Lubbock, TX	—	3,087	6,047	122	3,102	6,154	9,256	960	1990	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-38

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Kings Crossing	Sun City Center, FL	10,467	5,654	11,225	251	5,813	11,317	17,130	1,778	2000/2018	11/16/2018
Lake Washington Crossing	Melbourne, FL	—	4,222	13,553	938	4,276	14,437	18,713	2,703	1987/2012	11/16/2018
Kipling Marketplace	Littleton, CO	—	4,020	10,405	307	4,056	10,676	14,732	1,912	1983/2009	11/16/2018
MetroWest Village	Orlando, FL	—	6,841	15,333	639	6,948	15,865	22,813	2,400	1990	11/16/2018
Spring Cypress Village	Houston, TX	—	9,579	14,567	931	9,759	15,318	25,077	2,347	1982/2007	11/16/2018
Commonwealth Square	Folsom, CA	5,698	9,955	12,586	767	9,973	13,335	23,308	2,977	1987	11/16/2018
Point Loomis	Milwaukee, WI	—	4,171	4,901	1,168	4,171	6,069	10,240	1,740	1965/1991	11/16/2018
Shasta Crossroads	Redding, CA	—	9,598	18,643	(3,830)	8,330	16,081	24,411	2,105	1989/2016	11/16/2018
Milan Plaza	Milan, MI	—	925	1,974	219	942	2,176	3,118	971	1960/1975	11/16/2018
Hilander Village	Roscoe, IL	—	2,571	7,461	1,032	2,657	8,407	11,064	2,051	1994	11/16/2018
Laguna 99 Plaza	Elk Grove, CA	—	5,422	16,952	206	5,429	17,151	22,580	2,418	1992	11/16/2018
Southfield Center	St. Louis, MO	—	5,612	13,643	1,190	5,904	14,541	20,445	2,421	1987	11/16/2018
Waterford Park Plaza	Plymouth, MN	—	4,935	19,543	256	5,077	19,657	24,734	3,043	1989	11/16/2018
Colonial Promenade	Winter Haven, FL	—	12,403	22,097	843	12,456	22,887	35,343	4,118	1986/2008	11/16/2018
Willimantic Plaza	Willimantic, CT	—	3,596	8,859	93	3,621	8,927	12,548	2,101	1968/1990	11/16/2018
Quivira Crossings	Overland Park, KS	—	7,512	10,729	1,111	7,958	11,394	19,352	2,269	1996	11/16/2018
Spivey Junction	Stockbridge, GA	—	4,083	10,414	119	4,091	10,525	14,616	1,706	1998	11/16/2018
Plaza Farmington	Farmington, NM	—	6,322	9,619	170	6,405	9,706	16,111	1,753	2004	11/16/2018
Harvest Plaza	Akron, OH	—	2,693	6,083	58	2,741	6,093	8,834	1,086	1974/2000	11/16/2018
Oakhurst Plaza	Seminole, FL	—	2,782	4,506	352	2,867	4,773	7,640	972	1974/2001	11/16/2018
Old Alabama Square	Johns Creek, GA	—	10,782	17,359	1,133	10,836	18,438	29,274	2,705	2000	11/16/2018
North Point Landing	Modesto, CA	20,061	8,040	28,422	641	8,158	28,945	37,103	3,865	1964/2008	11/16/2018
Glenwood Crossing	Cincinnati, OH	—	4,581	3,922	106	4,602	4,007	8,609	1,101	1999	11/16/2018
Rosewick Crossing	La Plata, MD	—	8,252	23,507	600	8,290	24,069	32,359	3,442	2008	11/16/2018
Alameda Crossing	Avondale, AZ	12,616	7,785	19,875	3,761	8,024	23,397	31,421	3,434	2005	11/16/2018
Vineyard Center	Templeton, CA	5,143	1,753	6,406	138	1,776	6,521	8,297	902	2007	11/16/2018
Ocean Breeze Plaza	Ocean Breeze, FL	—	6,416	9,986	576	6,462	10,516	16,978	1,752	1993/2010	11/16/2018
Central Valley Marketplace	Ceres, CA	15,526	6,163	17,535	51	6,187	17,562	23,749	2,451	2005	11/16/2018
51st & Olive Square	Glendale, AZ	—	2,236	9,038	159	2,321	9,112	11,433	1,472	1975/2007	11/16/2018
West Acres Shopping Center	Fresno, CA	—	4,866	5,627	342	4,986	5,849	10,835	1,519	1990	11/16/2018
Meadows on the Parkway	Boulder, CO	—	23,954	32,744	1,116	24,161	33,653	57,814	4,682	1989	11/16/2018
Wyandotte Plaza	Kansas City, KS	—	5,204	17,566	157	5,240	17,687	22,927	2,576	1961/2015	11/16/2018
Broadlands Marketplace	Broomfield, CO	—	7,434	9,459	565	7,804	9,654	17,458	1,697	2002	11/16/2018
Village Center	Racine, WI	—	6,051	26,473	632	6,159	26,997	33,156	4,315	2002/2003	11/16/2018
Shoregate Town Center	Willowick, OH	—	7,152	16,282	3,601	7,240	19,795	27,035	4,822	1958/2005	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-39

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Plano Market Street	Plano, TX	—	14,837	33,178	952	15,099	33,868	48,967	4,458	2009	11/16/2018
Island Walk Shopping Center	Fernandina Beach, FL	—	8,190	19,992	826	8,279	20,729	29,008	3,519	1987/2012	11/16/2018
Normandale Village	Bloomington, MN	11,364	8,390	11,407	1,123	8,864	12,056	20,920	2,914	1973	11/16/2018
North Pointe Plaza	North Charleston, SC	—	10,232	26,348	538	10,513	26,605	37,118	4,990	1989	11/16/2018
Palmer Town Center	Easton, PA	—	7,331	23,525	1,092	7,327	24,621	31,948	3,581	2005	11/16/2018
Alico Commons	Fort Myers, FL	—	4,670	16,557	660	4,897	16,990	21,887	2,400	2009	11/16/2018
Windover Square	Melbourne, FL	11,048	4,115	13,309	319	4,195	13,548	17,743	1,937	1984/2010	11/16/2018
Rockledge Square	Rockledge, FL	—	3,477	4,469	(1,137)	3,496	3,313	6,809	856	1985	11/16/2018
Fairfield Commons	Lakewood, CO	—	8,802	29,946	1,333	8,818	31,263	40,081	4,060	1985	11/16/2018
Cocoa Commons	Cocoa, FL	—	4,838	8,247	726	4,851	8,960	13,811	1,901	1986	11/16/2018
Hamilton Mill Village	Dacula, GA	—	7,059	9,734	415	7,110	10,098	17,208	1,757	1996	11/16/2018
Sheffield Crossing	Sheffield Village, OH	—	8,841	10,232	312	9,026	10,359	19,385	2,094	1989	11/16/2018
The Shoppes at Windmill Place	Batavia, IL	—	8,186	16,005	407	8,234	16,364	24,598	2,728	1991/1997	11/16/2018
Stone Gate Plaza	Crowley, TX	7,027	5,261	7,007	1,102	5,269	8,101	13,370	1,278	2003	11/16/2018
Everybody's Plaza	Cheshire, CT	—	2,520	10,096	290	2,556	10,350	12,906	1,437	1960/2005	11/16/2018
Lakewood City Center	Lakewood, OH	—	1,593	10,308	299	1,651	10,549	12,200	1,378	1991	11/16/2018
Carriagetown Marketplace	Amesbury, MA	—	7,084	15,492	723	7,092	16,207	23,299	2,682	2000	11/16/2018
Crossroads of Shakopee	Shakopee, MN	—	8,869	20,320	1,044	9,025	21,208	30,233	3,768	1998	11/16/2018
Broadway Pavilion	Santa Maria, CA	—	8,512	20,427	358	8,533	20,764	29,297	3,198	1987	11/16/2018
Sanibel Beach Place	Fort Myers, FL	—	3,918	7,043	678	4,035	7,604	11,639	1,489	2003	11/16/2018
Shoppes at Glen Lakes	Weeki Wachee, FL	—	3,118	7,473	510	3,186	7,915	11,101	1,331	2008	11/16/2018
Bartow Marketplace	Cartersville, GA	19,305	11,944	24,610	457	12,058	24,953	37,011	5,469	1995	11/16/2018
Bloomingdale Hills	Riverview, FL	—	4,384	5,179	367	4,437	5,493	9,930	1,308	2002/2012	11/16/2018
University Plaza	Amherst, NY	—	6,402	9,800	850	6,410	10,642	17,052	2,912	1980/1999	11/16/2018
McKinney Market Street	McKinney, TX	1,612	10,941	16,061	1,581	11,002	17,581	28,583	3,028	2003	11/16/2018
Montville Commons	Montville, CT	—	12,417	11,091	519	12,474	11,553	24,027	2,586	2007	11/16/2018
Shaw's Plaza Raynham	Raynham, MA	—	8,378	26,829	1,037	8,419	27,825	36,244	4,520	1965/1998	11/16/2018
Suntree Square	Southlake, TX	8,798	6,335	15,642	535	6,366	16,146	22,512	2,386	2000	11/16/2018
Green Valley Plaza	Henderson, NV	—	7,284	16,879	303	7,355	17,111	24,466	2,648	1978/1982	11/16/2018
Crosscreek Village	St. Cloud, FL	—	3,821	9,604	499	3,901	10,023	13,924	1,632	2008	11/16/2018
Market Walk	Savannah, GA	—	20,679	31,836	2,717	20,763	34,469	55,232	5,098	2014/2015	11/16/2018
Livonia Plaza	Livonia, MI	—	4,118	17,037	204	4,156	17,203	21,359	2,758	1988	11/16/2018
Franklin Centre	Franklin, WI	—	6,353	5,482	462	6,401	5,896	12,297	2,230	1994/2009	11/16/2018
Plaza 23	Pompton Plains, NJ	—	11,412	40,144	4,861	11,762	44,655	56,417	5,482	1963/1997	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-40

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Shorewood Crossing	Shorewood, IL	—	9,468	20,993	2,631	9,608	23,484	33,092	3,791	2001	11/16/2018
Herndon Place	Fresno, CA	—	7,148	10,071	(804)	6,808	9,607	16,415	1,348	2005	11/16/2018
Windmill Marketplace	Clovis, CA	—	2,775	7,299	(317)	2,796	6,961	9,757	647	2001	11/16/2018
Riverlakes Village	Bakersfield, CA	—	8,567	15,242	1,015	8,649	16,175	24,824	2,289	1997	11/16/2018
Evans Towne Centre	Evans, GA	—	4,018	7,013	292	4,127	7,196	11,323	1,369	1995	11/16/2018
Mansfield Market Center	Mansfield, TX	—	4,672	13,154	345	4,702	13,469	18,171	1,843	2015	11/16/2018
Ormond Beach Mall	Ormond Beach, FL	—	4,954	7,006	872	5,039	7,793	12,832	1,516	1967/2010	11/16/2018
Heritage Plaza	Carol Stream, IL	8,886	6,205	16,507	362	6,259	16,815	23,074	2,551	1988	11/16/2018
Mountain Crossing	Dacula, GA	3,433	6,602	6,835	260	6,683	7,014	13,697	1,328	1997	11/16/2018
Seville Commons	Arlington, TX	—	4,689	12,602	894	4,845	13,340	18,185	2,003	1987	11/16/2018
Cinco Ranch at Market Center	Katy, TX	—	5,553	14,063	549	5,739	14,426	20,165	2,021	2007/2008	12/12/2018
Naperville Crossings	Naperville, IL	25,380	15,766	30,881	3,961	16,421	34,187	50,608	4,698	2007/2016	4/26/2019
Orange Grove Shopping Center	North Fort Myers, FL	—	2,637	7,340	414	2,961	7,430	10,391	933	1999	10/31/2019
Sudbury Crossing	Sudbury, MA	—	6,483	12,933	439	6,504	13,351	19,855	1,331	1984	10/31/2019
Ashburn Farm Market Center	Ashburn, VA	—	14,035	16,648	295	14,049	16,929	30,978	1,730	2000	10/31/2019
Del Paso Marketplace	Sacramento, CA	—	5,722	12,242	719	6,105	12,578	18,683	1,250	2006	12/12/2019
Hickory Flat Commons	Canton, GA	—	6,976	11,786	975	7,249	12,488	19,737	1,101	2008	8/17/2020
Roxborough Marketplace	Littleton, CO	—	4,105	12,668	1,201	4,688	13,286	17,974	833	2005	10/5/2020
Cinco Ranch Station II	Katy, TX	—	1,045	—	210	1,045	210	1,255	—	N/A	1/26/2021
West Village Center	Chanhassen, MN	—	10,860	11,281	676	11,031	11,786	22,817	618	1994	2/4/2021
Hickory Creek Plaza	Denton, TX	—	5,370	2,710	200	5,506	2,774	8,280	165	2007	2/25/2021
Hickory Creek Plaza Outparcel	Denton, TX	—	5,506	—	—	5,506	—	5,506	—	2008	2/25/2021
Foxridge Plaza	Centennial, CO	—	3,740	11,637	515	4,003	11,889	15,892	223	1983	8/20/2021
Valrico Commons	Valrico, FL	—	7,522	26,486	786	8,073	26,721	34,794	431	1986/2011	8/25/2021
Market Place at Pabst Farms	Oconomowoc, WI	—	5,648	17,199	86	5,715	17,218	22,933	235	2005	10/13/2021
Arapahoe Marketplace	Greenwood Village, CO	—	13,779	49,321	595	13,779	49,916	63,695	483	1977/1989	10/19/2021
Loganville Town Center	Loganville, GA	—	5,309	7,919	424	5,413	8,239	13,652	1,407	1997	11/5/2021
Town & Country Village	Sacramento, CA	—	21,895	35,791	81	21,894	35,873	57,767	277	1950/2004	11/12/2021
Sprouts Plaza	Las Vegas, NV	—	5,104	22,621	10	5,104	22,631	27,735	76	1995/2019	12/3/2021
Rainbow Plaza	Las Vegas, NV	—	7,158	30,170	12	7,158	30,182	37,340	101	1989/2019	12/3/2021
Northlake Station LLC(5)	Cincinnati, OH	7,902	2,327	11,805	790	2,537	12,385	14,922	2,251	1985	10/6/2006
Corporate Adjustments(6)		—	6	2,733	(6,138)	(2,099)	(1,300)	(3,399)	247
Totals		$608,316	$1,536,068	$3,139,119	$267,239	$1,586,993	$3,355,433	$4,942,426	$834,123
(1)Encumbrances do not include our finance leases.
(2)Reductions to costs capitalized subsequent to acquisition are generally attributable to parcels/outparcels sold, impairments, and assets held-for-sale.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-41

(3)The aggregate basis of properties for federal income tax purposes is approximately $4.8 billion at December 31, 2021.
(4)The main shopping center at this location was sold and we currently only own an outparcel.
(5)Amounts consist of corporate building and land.
(6)Amounts consist of elimination of intercompany construction management fees charged by the property manager to the real estate assets.
Reconciliation of real estate assets at cost:

	2021	2020
Balance at January 1	$4,787,348	$4,749,324
Additions during the year:
Real estate acquisitions	298,084	39,879
Net additions to/improvements of real estate	74,767	57,700
Deductions during the year:
Real estate dispositions	(203,976)	(54,188)
Impairment of real estate	(12,332)	(5,367)
Real estate held for sale	(1,465)	—
Balance at December 31	$4,942,426	$4,787,348
Reconciliation of accumulated depreciation:

	2021	2020
Balance at January 1	$695,591	$526,309
Additions during the year:
Depreciation expense	177,734	177,860
Deductions during the year:
Accumulated depreciation of real estate dispositions	(33,429)	(5,568)
Impairment of real estate	(5,750)	(3,010)
Accumulated depreciation of real estate held for sale	(23)	—
Balance at December 31	$834,123	$695,591
* * * * *

PHILLIPS EDISON & COMPANY DECEMBER 31, 2021 FORM 10-K	F-42

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of February 2022.

PHILLIPS EDISON & COMPANY, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 16, 2022
Jeffrey S. Edison

/s/ JOHN P. CAULFIELD	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 16, 2022
John P. Caulfield

/s/ JENNIFER L. ROBISON	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2022
Jennifer L. Robison

/s/ LESLIE T. CHAO	Director	February 16, 2022
Leslie T. Chao

/s/ ELIZABETH FISCHER	Director	February 16, 2022
Elizabeth Fischer

/s/ PAUL J. MASSEY, JR.	Director	February 16, 2022
Paul J. Massey, Jr.

/s/ STEPHEN R. QUAZZO	Director	February 16, 2022
Stephen R. Quazzo

/s/ JANE SILFEN	Director	February 16, 2022
Jane Silfen

/s/ JOHN A. STRONG	Director	February 16, 2022
John A. Strong

/s/ GREGORY S. WOOD	Director	February 16, 2022
Gregory S. Wood