Form 10-Q
period 2022-03-31
Phillips Edison & Company, Inc.
filed 2022-05-05
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☑	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 113.9 million shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of April 29, 2022.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2022 AND DECEMBER 31, 2021
(Condensed and Unaudited)
(In thousands, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Investment in real estate:
Land and improvements	$1,611,991	$1,586,993
Building and improvements	3,423,548	3,355,433
In-place lease assets	460,127	452,504
Above-market lease assets	69,187	68,736
Total investment in real estate assets	5,564,853	5,463,666
Accumulated depreciation and amortization	(1,161,965)	(1,110,426)
Net investment in real estate assets	4,402,888	4,353,240
Investment in unconsolidated joint ventures	30,491	31,326
Total investment in real estate assets, net	4,433,379	4,384,566
Cash and cash equivalents	5,063	92,585
Restricted cash	12,406	22,944
Goodwill	29,066	29,066
Other assets, net	153,720	138,050
Real estate investments and other assets held for sale	6,547	1,557
Total assets	$4,640,181	$4,668,768

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,876,208	$1,891,722
Below-market lease liabilities, net	107,869	107,526
Earn-out liability	—	52,436
Derivative liabilities	2,217	24,096
Deferred income	21,941	19,145
Accounts payable and other liabilities	94,079	97,229
Liabilities of real estate investments held for sale	198	288
Total liabilities	2,102,512	2,192,442
Commitments and contingencies (see Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and
outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 650,000 shares authorized, 113,819 and 19,550
shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,138	196
Class B common stock, $0.01 par value per share, 350,000 shares authorized, zero and 93,665
shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	936
Additional paid-in capital (“APIC”)	3,276,151	3,264,038
Accumulated other comprehensive loss (“AOCI”)	(160)	(24,819)
Accumulated deficit	(1,111,673)	(1,090,837)
Total stockholders’ equity	2,165,456	2,149,514
Noncontrolling interests	372,213	326,812
Total equity	2,537,669	2,476,326
Total liabilities and equity	$4,640,181	$4,668,768

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental income	$138,748	$127,623
Fees and management income	2,461	2,286
Other property income	954	472
Total revenues	142,163	130,381
Operating Expenses:
Property operating	23,320	22,202
Real estate taxes	17,491	16,573
General and administrative	11,532	9,341
Depreciation and amortization	57,226	55,341
Impairment of real estate assets	—	5,000
Total operating expenses	109,569	108,457
Other:
Interest expense, net	(18,199)	(20,063)
Gain on disposal of property, net	1,368	13,841
Other expense, net	(4,365)	(15,585)
Net income	11,398	117
Net income attributable to noncontrolling interests	(1,319)	(14)
Net income attributable to stockholders	$10,079	$103
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 10)	$0.09	$0.00

Comprehensive income:
Net income	$11,398	$117
Other comprehensive income:
Change in unrealized value on interest rate swaps	27,573	12,120
Comprehensive income	38,971	12,237
Net income attributable to noncontrolling interests	(1,319)	(14)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	(2,702)	(1,509)
Reallocation of comprehensive loss upon conversion of noncontrolling interests	(212)	$—
Comprehensive income attributable to stockholders	$34,738	$10,714

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31, 2022 and 2021
	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	—	$—	93,279	$2,798	$2,739,358	$(52,306)	$(999,491)	$1,690,359	$325,570	$2,015,929
Dividend reinvestment plan (“DRIP”)	—	—	280	8	7,360	—	—	7,368	—	7,368
Share repurchases	—	—	(24)	—	(123)	—	—	(123)	—	(123)
Change in unrealized value on interest rate swaps	—	—	—	—	—	10,611	—	10,611	1,509	12,120
Common distributions declared, $0.255 per share	—	—	—	—	—	—	(23,767)	(23,767)	—	(23,767)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,319)	(3,319)
Share-based compensation	—	—	47	1	325	—	—	326	784	1,110
Other	—	—	—	—	(29)	—	—	(29)	—	(29)
Net income	—	—	—	—	—	—	103	103	14	117
Balance at March 31, 2021	—	$—	93,582	$2,807	$2,746,891	$(41,695)	$(1,023,155)	$1,684,848	$324,558	$2,009,406

Balance at January 1, 2022	19,550	$196	93,665	$936	$3,264,038	$(24,819)	$(1,090,837)	$2,149,514	$326,812	$2,476,326
Conversion of Class B common stock	93,665	936	(93,665)	(936)	—	—	—	—	—	—
Change in unrealized value on interest rate swaps	—	—	—	—	—	24,871	—	24,871	2,702	27,573
Common distributions declared, $0.27 per share	—	—	—	—	—	—	(30,915)	(30,915)	—	(30,915)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,104)	(4,104)
Share-based compensation	71	1	—	—	467	—	—	468	2,678	3,146
Conversion of noncontrolling interests	533	5	—	—	17,313	—	—	17,318	(17,318)	—
Reallocation of operating partnership interests	—	—	—	—	(5,667)	(212)	—	(5,879)	5,879	—
Settlement of earn-out liability	—	—	—	—	—	—	—	—	54,245	54,245
Net income	—	—	—	—	—	—	10,079	10,079	1,319	11,398
Balance at March 31, 2022	113,819	$1,138	—	$—	$3,276,151	$(160)	$(1,111,673)	$2,165,456	$372,213	$2,537,669

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Condensed and Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,398	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	56,321	54,341
Impairment of real estate assets	—	5,000
Depreciation and amortization of corporate assets	905	1,000
Net amortization of above- and below-market leases	(1,002)	(838)
Amortization of deferred financing expenses	801	1,227
Amortization of debt and derivative adjustments	586	354
Gain on disposal of property, net	(1,368)	(13,841)
Change in fair value of earn-out liability	1,809	16,000
Straight-line rent	(1,818)	(1,424)
Share-based compensation	3,146	1,110
Return on investment in unconsolidated joint ventures	—	1,546
Other	487	(567)
Changes in operating assets and liabilities:
Other assets, net	(10,978)	(10,787)
Accounts payable and other liabilities	(66)	(4,487)
Net cash provided by operating activities	60,221	48,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(101,440)	(39,850)
Capital expenditures	(18,608)	(13,537)
Proceeds from sale of real estate, net	12,770	58,356
Investment in third parties	—	(3,000)
Return of investment in unconsolidated joint ventures	781	2,721
Net cash (used in) provided by investing activities	(106,497)	4,690
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	102,000	—
Payments on revolving credit facility	(56,000)	—
Payments on mortgages and loans payable	(62,515)	(16,505)
Distributions paid, net of DRIP	(30,926)	(24,296)
Distributions to noncontrolling interests	(4,343)	(4,530)
Repurchases of Class B common stock	—	(77,765)
Other	—	(29)
Net cash used in financing activities	(51,784)	(123,125)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(98,060)	(69,684)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	115,529	131,937
End of period	$17,469	$62,253

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$5,063	$20,258
Restricted cash	12,406	41,995
Cash, cash equivalents, and restricted cash at end of period	$17,469	$62,253

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Condensed and Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14,849	$18,891
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Settlement of earn-out liability	54,245	—
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	—	194
Accrued capital expenditures	6,486	3,442
Change in distributions payable	(11)	(7,897)
Change in distributions payable - noncontrolling interests	(239)	(1,211)
Change in accrued share repurchase obligation	—	(77,642)
Distributions reinvested	—	7,368

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	6

Phillips Edison & Company, Inc.
Notes to Consolidated Financial Statements
(Condensed and Unaudited)
As of and for the period ended March 31, 2022

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
We are a real estate investment trust (“REIT”) that invests primarily in omni-channel grocery-anchored neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to two unconsolidated institutional joint ventures, in which we have a partial ownership interest, and one private fund (collectively, the “Managed Funds”) as of March 31, 2022.
As of March 31, 2022, we wholly-owned 269 real estate properties. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture that owned 20 properties, and a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture that owned one property.
Underwritten Initial Public Offering—On July 19, 2021, we closed our underwritten initial public offering (“underwritten IPO”), through which we issued 19.6 million shares, including the underwriters’ overallotment election, of a new class of common stock, $0.01 par value per share, at an initial price to the public of $28.00 per share. As a result of the underwritten IPO, we received gross proceeds of $547.4 million.

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
There were no changes to our significant accounting policies during the three months ended March 31, 2022, except for those discussed below. For a full summary of our significant accounting policies, refer to our 2021 Annual Report on Form 10-K, filed with the SEC on February 16, 2022.
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2021, which are included in our 2021 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results expected for the full year.
The accompanying consolidated financial statements include our accounts and the accounts of the Operating Partnership and its wholly-owned subsidiaries (over which we exercise financial and operating control). The financial statements of the Operating Partnership are prepared using accounting policies consistent with our accounting policies. All intercompany balances and transactions are eliminated upon consolidation.
The basis of presentation of our shares of common stock is described as follows:
•Reverse Stock Split—On July 2, 2021, our board of directors (the “Board”) approved an amendment to our charter to effect a one-for-three reverse stock split. Concurrent with the reverse split, the Operating Partnership enacted a one-for-three reverse split of its outstanding Operating Partnership units (“OP units”). Unless otherwise indicated, the information in this Form 10-Q gives effect to the reverse stock and OP unit splits (see Note 9).
•Recapitalization—On June 18, 2021, our stockholders approved an amendment to our charter (the “Articles of Amendment”) that effected a change of each share of our common stock outstanding at the time the amendment became effective into one share of a newly created class of Class B common stock (the “Recapitalization”). The

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	7

Articles of Amendment became effective on July 2, 2021. Unless otherwise indicated, all information in this Form 10-Q gives effect to the Recapitalization and references to “shares” and per share metrics refer to our common stock and Class B common stock, collectively. Our Class B common stock automatically converted into our publicly traded common stock on January 18, 2022 (see Note 9). Prior to the conversion, we have presented common stock and Class B common stock as separate classes within our consolidated balance sheets and consolidated statements of equity.
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized an insignificant amount of federal, state, and local income tax expense for the three months ended March 31, 2022 and 2021, and we retain a full valuation allowance for our deferred tax asset. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations and comprehensive income (“consolidated statements of operations”).
Newly Adopted Accounting Pronouncements—There were no newly adopted accounting pronouncements during the three months ended March 31, 2022 that impacted the Company.

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental income related to fixed lease payments(1)	$101,510	$94,966
Rental income related to variable lease payments(1)(2)	33,467	31,401
Straight-line rent amortization(3)	1,695	1,369
Amortization of lease assets	992	827
Lease buyout income	1,964	797
Adjustments for collectibility(4)	(880)	(1,737)
Total rental income	$138,748	$127,623
(1)Includes rental income related to lease payments before assessing for collectibility.
(2)Variable payments are primarily related to tenant recovery income.
(3)For the three months ended March 31, 2022 and 2021, includes unfavorable revenue adjustments to straight-line rent for tenants considered non-creditworthy of $1.2 million and $0.8 million, respectively.
(4)Includes general reserves as well as adjustments for tenants not considered creditworthy for which we are recording revenue on a cash basis, per Accounting Standards Codification (“ASC”) Topic 842, Leases.
For the three months ended March 31, 2022 and 2021, we had net favorable changes to general reserves of $0.2 million and $2.3 million, respectively. Additionally, we had net unfavorable adjustments of $1.1 million and $4.0 million, respectively, related to monthly revenue for tenants that we deemed non-creditworthy and for which we were recording revenue on a cash basis.
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of March 31, 2022, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, are as follows (in thousands):

Year	Amount
Remaining 2022	$303,902
2023	374,916
2024	322,431
2025	266,544
2026	201,848
Thereafter	513,911
Total	$1,983,552
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of March 31, 2022. As of March 31, 2022, our wholly-owned real estate investments in Florida and California represented 12.0% and 10.7% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events in the Florida and California real estate markets.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	8

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Number of properties acquired	3	2
Number of outparcels acquired(1)	—	2
Contract price	$100,400	$39,605
Total price of acquisitions(2)	101,440	39,850
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)Total price of acquisitions includes closing costs and credits.
The aggregate purchase price of the assets acquired during the three months ended March 31, 2022 and 2021 were allocated as follows (in thousands):

	March 31, 2022	March 31, 2021
ASSETS
Land and improvements	$30,274	$23,305
Building and improvements	65,028	13,990
In-place lease assets	8,557	4,155
Above-market lease assets	708	52
Total assets	104,567	41,502

LIABILITIES
Below-market lease liabilities	3,127	1,652
Total liabilities	3,127	1,652

Net assets acquired	$101,440	$39,850
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the three months ended March 31, 2022 and 2021 are as follows (in years):

	March 31, 2022	March 31, 2021
Acquired in-place leases	14	7
Acquired above-market leases	6	5
Acquired below-market leases	24	6
Property Dispositions—The following table summarizes our real estate disposition activity (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Number of properties sold	2	6
Number of outparcels sold(1)	—	1
Contract Price	$13,325	$60,563
Proceeds from sale of real estate, net(2)	12,770	58,356
Gain on sale of property, net(3)	1,368	14,355

(1)During the three months ended March 31, 2021, the one outparcel sale included the only remaining portion of a property we previously owned; therefore, the sale resulted in a reduction in our total property count.
(2)Total proceeds from sale of real estate, net includes closing costs and credits.
(3)During the three months ended March 31, 2021, Gain on Disposal of Property, Net on the consolidated statements of operations includes miscellaneous write-off activity, which is not included in gain on sale of property, net, presented above.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	9

Property Held for Sale—As of March 31, 2022 and December 31, 2021, one property was classified as held for sale. A property classified as held for sale is under contract to sell, with no substantive contingencies, and the prospective buyer had significant funds at risk. A summary of assets and liabilities for the properties held for sale as of March 31, 2022 and December 31, 2021 is below (in thousands):

	March 31, 2022	December 31, 2021
ASSETS
Total investment in real estate assets, net	$6,332	$1,554
Other assets, net	215	3
Total assets	$6,547	$1,557
LIABILITIES
Below-market lease liabilities, net	$114	$284
Accounts payable and other liabilities	84	4
Total liabilities	$198	$288

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of March 31, 2022 and December 31, 2021, excluding amounts related to assets classified as held for sale (in thousands):

	March 31, 2022	December 31, 2021
Other assets, net:
Deferred leasing commissions and costs	$45,688	$44,968
Deferred financing expenses(1)	4,898	4,898
Office equipment, including capital lease assets, and other	25,833	24,823
Corporate intangible assets	6,690	6,706
Total depreciable and amortizable assets	83,109	81,395
Accumulated depreciation and amortization	(42,867)	(41,236)
Net depreciable and amortizable assets	40,242	40,159
Accounts receivable, net(2)	39,002	36,762
Accounts receivable - affiliates	638	711
Deferred rent receivable, net(3)	41,756	40,212
Derivative assets	5,365	—
Prepaid expenses and other	18,528	11,655
Investment in third parties	3,000	3,000
Investment in marketable securities	5,189	5,551
Total other assets, net	$153,720	$138,050
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $4.1 million and $3.5 million of general reserves for uncollectible amounts as of March 31, 2022 and December 31, 2021, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $7.3 million and $9.2 million as of March 31, 2022 and December 31, 2021, respectively.
(3)Net of $5.8 million and $4.7 million of receivables removed as of March 31, 2022 and December 31, 2021, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	10

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, for our debt obligations as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Interest Rate(1)	March 31, 2022	December 31, 2021
Revolving credit facility	LIBOR + 1.1%	$46,000	$—
Term loans(2)	1.6% - 4.2%	955,000	955,000
Senior unsecured notes due 2031	2.6%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.4%	150,805	213,316
Finance lease liability		762	766
Discount on notes payable		(7,512)	(7,680)
Assumed market debt adjustments, net		(1,546)	(1,530)
Deferred financing expenses, net		(12,301)	(13,150)
Total		$1,876,208	$1,891,722

Weighted-average interest rate(3)		3.2%	3.3%
(1)Interest rates are as of March 31, 2022.
(2)Our term loans carry an interest rate of LIBOR plus a spread. While most of the rates are fixed through the use of swaps, there is a portion of these loans that are not subject to a swap, and thus are still indexed to LIBOR.
(3)Includes the effects of derivative financial instruments (see Notes 7 and 12).
2022 Debt Activity—During the three months ended March 31, 2022, we executed early repayments of $61.0 million in mortgage debt.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of March 31, 2022 and December 31, 2021 is summarized below (in thousands):

	March 31, 2022	December 31, 2021
As to interest rate:
Fixed-rate debt(1)	$1,826,567	$1,889,082
Variable-rate debt	71,000	25,000
Total	$1,897,567	$1,914,082
As to collateralization:
Unsecured debt	$1,351,000	$1,305,000
Secured debt	546,567	609,082
Total	$1,897,567	$1,914,082
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of March 31, 2022, $930.0 million in variable rate debt is hedged to a fixed rate for a weighted-average of 1.9 years.

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

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	11

months ended March 31, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $3.2 million will be reclassified from AOCI as an increase to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Count	5	5
Notional amount	$930,000	$930,000
Fixed LIBOR	1.3% - 2.9%	1.3% - 2.9%
Maturity date	2022-2025	2022 - 2025
Weighted-average term (in years)	1.6	1.9
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Amount of gain recognized in Other Comprehensive Income	$22,899	$7,265
Amount of loss reclassified from AOCI into Interest Expense, Net	4,674	4,855
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of March 31, 2022, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $2.2 million. As of March 31, 2022, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $2.2 million.

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
Captive Insurance—Our captive insurance company, Silver Rock Insurance, Inc. (“Silver Rock”), provides general liability insurance, wind, reinsurance, and other coverage to us and certain related-party joint ventures. We capitalize Silver Rock in accordance with applicable regulatory requirements.
Silver Rock established annual premiums based on the past loss experience of the insured properties. An independent third party was engaged to perform an actuarial estimate of projected future claims, related deductibles, and projected future expenses necessary to fund associated risk management programs. Premiums paid to Silver Rock may be adjusted based on this estimate, and such premiums may be reimbursed by tenants pursuant to specific lease terms.
As of March 31, 2022, we had four letters of credit outstanding totaling approximately $9.0 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of the Board. Our charter does not provide for cumulative voting in the election of directors.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	12

At-the-Market Offering (“ATM”)—On February 10, 2022, we and the Operating Partnership entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. As of March 31, 2022, we have issued zero shares under the ATM program.
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
On May 5, 2022, we filed Articles Supplementary to our charter with the Maryland State Department of Assessments and Taxation in order to reclassify and designate all of the 350 million authorized shares of our Class B common stock, $0.01 par value per share, all of which were unissued at such time, as shares of our common stock, $0.01 par value per share.
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
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to March 31, 2022 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
March	3/15/2022	4/1/2022	$0.09	$11,520
April	4/15/2022	5/2/2022	0.09	11,520
On May 4, 2022, our Board authorized 2022 distributions for May, June, and July of $0.09 per share to the stockholders of record at the close of business on May 16, 2022, June 15, 2022, and July 15, 2022, respectively. OP unit holders will receive distributions at the same rate as common stockholders, subject to certain withholdings.
Convertible Noncontrolling Interests—As of March 31, 2022 and December 31, 2021, we had approximately 14.5 million and 13.4 million outstanding OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of March 31, 2022 and December 31, 2021 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
On January 18, 2022, we issued approximately 1.6 million OP units in full settlement of the earn-out liability (see note 12).
The table below is a summary of our OP unit activity for the three months ended March 31, 2022 and 2021 (dollars and shares in thousands):

	Three Months Ended March 31,
	2022	2021
OP units converted into shares of common stock(1)	533	—
Distributions paid on OP units(2)	$4,104	$3,319
(1)Prior to the Recapitalization, OP units were converted to shares of common stock at a 1:1 ratio. From the Recapitalization through January 18, 2022, OP units were converted into shares of our Class B common stock at a 1:1 ratio. On January 18, 2022, each share of our Class B common stock automatically converted into one share of our listed common stock, and going forward, OP units will be converted into shares of our common stock at a 1:1 ratio.
(2)Distributions paid on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity and cash flows.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	13

Estimated Value per Share—Prior to our underwritten IPO, on April 29, 2021, our Board increased the estimated value per share (“EVPS”) of our common stock to $31.65 from $26.25 based substantially on the estimated market value of our portfolio of real estate properties and our third-party investment management business as of March 31, 2021. We engaged a third-party valuation firm to provide a calculation of the range in EVPS of our common stock as of March 31, 2021, which reflected certain balance sheet assets and liabilities as of that date.
Dividend Reinvestment Plan and Share Repurchase Program (“SRP”)—On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the DRIP and the SRP.

10. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing Net Income Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to stockholders - basic	$10,079	$103
Net income attributable to convertible OP units(1)	1,319	14
Net income - diluted	$11,398	$117
Denominator:
Weighted-average shares - basic	113,571	93,490
OP units(1)	14,558	13,354
Dilutive restricted stock awards	374	151
Adjusted weighted-average shares - diluted	128,503	106,995
Earnings per common share:
Basic and diluted income per share	$0.09	$0.00
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

11. RELATED PARTY TRANSACTIONS
Revenue—We have entered into agreements with the Managed Funds related to certain advisory, management, and administrative services we provide to their real estate assets in exchange for fees and reimbursement of certain expenses. Summarized below are amounts included in Fees and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds and other revenues that are not in the scope of ASC Topic 606, Revenue from Contracts with Customers, but that are included in this table for the purpose of disclosing all related party revenues (in thousands):

	Three Months Ended March 31,
	2022	2021
Recurring fees(1)	$1,271	$1,125
Transactional revenue and reimbursements(2)	394	468
Insurance premiums(3)	796	693
Total fees and management income	$2,461	$2,286
(1)Recurring fees include asset management fees and property management fees.
(2)Transactional revenue includes items such as leasing commissions, construction management fees, and acquisition fees.
(3)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	14

Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership has agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of March 31, 2022, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $143.3 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters—We are the limited guarantor for up to $190 million, capped at $50 million in most instances, of debt for our NRP joint venture. As of March 31, 2022, the outstanding loan balance related to our NRP joint venture was $15.3 million. As of March 31, 2022, we were also the limited guarantor of a $175 million mortgage loan secured by GRP I properties. Our guaranty for both the NRP and GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, in both cases, we are also party to an agreement with our institutional joint venture partners in which any potential liability under such guarantees will be apportioned between us and our applicable joint venture partner based on our respective ownership percentages in the applicable joint venture. We have no liability recorded on our consolidated balance sheets for either guaranty as of March 31, 2022 and December 31, 2021.

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
Debt Obligations—We estimate the fair value of our revolving credit facility, term loans, secured portfolio of loans, and mortgages by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders using Level 3 inputs. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assuming the debt is outstanding through maturity and considering the debt’s collateral (if applicable). We have utilized market information, as available, or present value techniques to estimate the amounts required to be disclosed. We estimate the fair value of our senior unsecured notes by using quoted prices in active markets, which are considered Level 1 inputs.
The following is a summary of borrowings as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$46,000	$46,017	$—	$—
Term loans	943,949	955,934	943,127	955,919
Senior unsecured notes due 2031	342,488	307,339	342,320	344,099
Secured portfolio loan facilities	391,732	390,898	391,612	394,356
Mortgages(2)	152,039	157,036	214,663	221,741
Total	$1,876,208	$1,857,224	$1,891,722	$1,916,115
(1)As of March 31, 2022 and December 31, 2021, respectively, recorded principal balances include: (i) net deferred financing fees of $12.3 million and $13.2 million; (ii) assumed market debt adjustments of $1.5 million and $1.5 million; and (iii) notes payable discounts of $7.5 million and $7.7 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	15

Recurring and Nonrecurring Fair Value Measurements—Our marketable securities, earn-out liability, and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the three months ended March 31, 2022 and the year ended December 31, 2021 were as follows (in thousands):

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities	$5,189	$—	$—	$5,551	$—	$—
Derivative assets(1)	—	5,365	—	—	—	—
Derivative liabilities(2)	—	(2,217)	—	—	(24,096)	—
Earn-out liability	—	—	—	—	(52,436)	—
Nonrecurring
Impaired real estate assets, net(3)	$—	$—	$—	$—	$24,000	$—
(1)We record derivative assets in Other Assets, Net on our consolidated balance sheets.
(2)We record derivative liabilities in Derivative Liabilities on our consolidated balance sheets.
(3)The carrying value of impaired real estate assets may have subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.
Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.
Derivative Instruments—As of March 31, 2022 and December 31, 2021, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2022 and December 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—As part of our acquisition of Phillips Edison Limited Partnership (“PELP”) in 2017, an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. After the expiration of certain provisions in 2019, PELP was eligible to earn a minimum of 1.0 million and a maximum of approximately 1.7 million OP units as contingent consideration based on the timing and valuation of a liquidity event for PECO. Certain of these performance targets were tied to the post-underwritten IPO trading price of our common stock. The number of OP units awarded varied based on the highest volume weighted average price per share of our common stock over any 30 consecutive trading day period during the 180 days following the underwritten IPO commencement (the “liquidity event price per share”):
•if the liquidity event price per share was greater than or equal to $33.60, PELP would receive approximately 1.7 million OP units;
•if the liquidity event price per share was less than $33.60 but greater than or equal to $26.40, PELP would receive a number of OP units equal to (i) 1.0 million plus (ii) the product of (A) approximately 0.7 million and (B) the quotient obtained by dividing the liquidity event price per share in excess of $26.40 by $7.20; or
•if the liquidity event price per share was less than $26.40, PELP would receive 1.0 million OP units.
Prior to the second quarter of 2021, we estimated the fair value of this liability on a quarterly basis using the Monte Carlo method. Following our underwritten IPO, the only remaining variable for calculating final amounts to be paid under the earn-out agreement was the liquidity event price per share. On January 11, 2022, at the end of the 180-day period following our underwritten IPO commencement, we finalized the fair value of the earn-out liability and issued approximately 1.6 million OP units in full settlement of the liability with a value of $54.2 million. We recorded expense of $1.8 million and $16.0 million,

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	16

respectively, for the three months ended March 31, 2022 and March 31, 2021 related to changes in the fair value of the earn-out liability in Other Expense, Net in the consolidated statements of operations.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. During the three months ended March 31, 2021, we impaired assets that were under contract at a disposition price that was less than carrying value, or that had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds, which we consider to be a Level 2 input in the fair value hierarchy. There were no impairment charges recorded during the three months ended March 31, 2022.
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
We recorded the following expense upon impairment of real estate assets (in thousands):

	Three Months Ended March 31,
	2022	2021
Impairment of real estate assets	$—	$5,000

13. SUBSEQUENT EVENTS
In preparing the condensed and unaudited consolidated financial statements, we have evaluated subsequent events through the date of filing of this report on Form 10-Q for recognition and/or disclosure purposes. Based on this evaluation, we have determined that there were no events that have occurred that require recognition or disclosure, other than certain events and transactions that have been disclosed elsewhere in these consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto and the more detailed information contained in our 2021 Annual Report on Form 10-K, filed with the SEC on February 16, 2022. All references to “Notes” throughout this document refer to the footnotes to the consolidated financial statements in “Item 1. Financial Statements”. See also “Cautionary Note Regarding Forward-Looking Statements” below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). These forward-looking statements are based on current expectations, estimates, and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, management of our company and involve uncertainties that could significantly affect our financial results. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. Such statements include, but are not limited to: (a) statements about our plans, strategies, initiatives, and prospects; (b) statements about the COVID-19 pandemic; (c) statements about our underwritten incremental yields; and (d) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) competition from other available shopping centers and the attractiveness of properties in our portfolio to our tenants; (v) the financial stability of our tenants, including, without limitation, their ability to pay rent; (vi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (vii) increases in our borrowing costs as a result of changes in interest rates and other factors; (viii) potential liability for environmental matters; (ix) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (x) our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax, and other considerations; (xi) changes in tax, real estate, environmental, and zoning laws; (xii) information technology security breaches; (xiii) our corporate responsibility initiatives; (xiv) loss of key executives; (xv) the concentration of our portfolio in a limited number of industries, geographies, or investments; (xvi) the economic, political, and social impact of, and uncertainty relating to, the COVID-19 pandemic; (xvii) our ability to re-lease our properties on the same or better terms, or at all, in the event of non-renewal or in the event we exercise our right to replace an existing tenant; (xviii) the loss or bankruptcy of our tenants; (xix) to the extent we are seeking to dispose of properties, our ability to do so at attractive prices or at all; and (xx) the impact of inflation on us and on our tenants. Additional important factors that could cause actual results to differ are described in the filings made from time to time by the Company with the SEC and include the risk factors and other risks and uncertainties described in our 2021 Annual Report on Form 10-K, filed with the SEC on February 16, 2022, as updated from time to time in our periodic and/or current reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov. Therefore, such statements are not intended to be a guarantee of our performance in future periods.

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

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	18

Our KPIs and terminology can be grouped into three key areas:
PORTFOLIO—Portfolio metrics help management to gauge the health of our centers overall and individually.
•Anchor space—We define an anchor space as a space greater than or equal to 10,000 square feet of gross leasable area (“GLA”).
•ABR—We use ABR to refer to the monthly contractual base rent at the end of the period multiplied by twelve months.
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

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	19

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
•Same-Center—We use this term to refer to a property, or portfolio of properties, that have been owned and operational for the entirety of each reporting period (i.e., since January 1, 2021).
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
As of March 31, 2022, we owned equity interests in 290 shopping centers, including 269 wholly-owned shopping centers and 21 shopping centers owned through two unconsolidated joint ventures, which comprised approximately 33.1 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to the Managed Funds.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of March 31, 2022 and 2021 (dollars and square feet in thousands):

	March 31, 2022	March 31, 2021
Number of properties	269	278
Number of states	31	31
Total square feet	30,813	31,306
ABR	$412,518	$386,971
% ABR from omni-channel grocery-anchored shopping centers	97.3%	96.4%
Leased occupancy %:
Total portfolio spaces	96.2%	94.8%
Anchor spaces	98.1%	97.3%
Inline spaces	92.6%	89.8%
Average remaining lease term (in years)(1)	4.5	4.6
(1)The average remaining lease term in years excludes future options to extend the term of the lease.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	20

The following table details information for our unconsolidated joint ventures as of March 31, 2022, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	March 31, 2022
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
Grocery Retail Partners I	14%	20	$30,090	2,210
Necessity Retail Partners	20%	1	2,270	116
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations, excluding our Neighbors who are occupying space on a temporary basis, after March 31, 2022 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures:

$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$3.0
$23.3
$52.1
$57.8
$60.7
$65.8
$43.6
$24.5
$23.3
$17.3
$17.7
$28.1
MTM (63)
2022 (435)
2023 (724)
2024 (807)
2025 (723)
2026 (829)
2027 (537)
2028 (267)
2029 (190)
2030 (132)
2031 (170)
2032+ (199)
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
See “Results of Operations - Leasing Activity” below for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	21

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, by Neighbor type as of March 31, 2022:

Leased Square Feet
by Neighbor Type
National &
Regional:
35.3%
Grocery:
48.0%
Local: 16.7%

ABR
by Neighbor Type
Grocery:
33.9%
National &
Regional:
41.2%
Local:
24.9%

The following charts present the composition of our portfolio by Neighbor industry as of March 31, 2022:

Leased Square Feet by Neighbor Industry

Grocery: 48.0%
Retail Stores: 24.0%
Services: 18.5%
Restaurant: 9.5%

ABR
by Neighbor Industry
Retail Stores: 22.2%
Grocery: 33.9%
Services: 27.0%
Restaurant: 16.9%

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	22

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
TOP TWENTY NEIGHBORS—The following table presents our top twenty Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, as of March 31, 2022 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$27,411	6.6%	3,366	11.2%	61
Publix	23,621	5.7%	2,314	7.7%	57
Albertsons	18,215	4.4%	1,709	5.7%	31
Ahold Delhaize	17,662	4.2%	1,249	4.2%	23
Walmart	8,933	2.1%	1,770	5.9%	13
Giant Eagle	7,732	1.9%	828	2.8%	12
Sprouts Farmers Market	6,494	1.6%	421	1.4%	14
TJX Companies	5,500	1.3%	465	1.6%	16
Raley's	3,884	0.9%	253	0.8%	4
Dollar Tree	3,265	0.8%	329	1.1%	35
SUPERVALU	3,244	0.8%	336	1.1%	5
Subway Group	2,516	0.6%	99	0.3%	70
Lowe's	2,469	0.6%	369	1.3%	4
Anytime Fitness, Inc.	2,366	0.6%	150	0.5%	31
Kohl's Corporation	2,241	0.5%	365	1.2%	4
Food 4 Less (PAQ)	2,215	0.5%	119	0.4%	2
Save Mart	2,174	0.5%	258	0.9%	5
Petco Animal Supplies, Inc.	2,136	0.5%	127	0.4%	11
Franchise Group, Inc.	2,084	0.5%	145	0.5%	24
United Parcel Service	2,013	0.5%	79	0.3%	62
Total	$146,175	35.1%	14,751	49.3%	484
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, in the event that a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES OF THE COVID-19 PANDEMIC—The COVID-19 pandemic resulted in reduced revenues beginning with the second quarter of 2020 and continued through early 2021. Our collections returned to pre-COVID levels during the second half of 2021 and have continued through the first quarter of 2022. We believe our collections have stabilized, which will reduce volatility in our earnings during 2022 as compared to 2021.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	23

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three Months Ended March 31,		Favorable (Unfavorable) Change
(Dollars in thousands)	2022	2021	$	%(1)
Revenues:
Rental income	$138,748	$127,623	$11,125	8.7%
Fees and management income	2,461	2,286	175	7.7%
Other property income	954	472	482	102.1%
Total revenues	142,163	130,381	11,782	9.0%
Operating Expenses:
Property operating	23,320	22,202	(1,118)	(5.0)%
Real estate taxes	17,491	16,573	(918)	(5.5)%
General and administrative	11,532	9,341	(2,191)	(23.5)%
Depreciation and amortization	57,226	55,341	(1,885)	(3.4)%
Impairment of real estate assets	—	5,000	5,000	NM
Total operating expenses	109,569	108,457	(1,112)	(1.0)%
Other:
Interest expense, net	(18,199)	(20,063)	1,864	9.3%
Gain on disposal of property, net	1,368	13,841	(12,473)	(90.1)%
Other expense, net	(4,365)	(15,585)	11,220	72.0%
Net income	11,398	117	11,281	NM
Net income attributable to noncontrolling interests	(1,319)	(14)	(1,305)	NM
Net income attributable to stockholders	$10,079	$103	$9,976	NM
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 256 properties that were owned and operational prior to January 1, 2021. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing to real estate asset activity occurring after December 31, 2020, which includes 25 properties disposed of and twelve properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended March 31, 2022 and 2021:
Rental Income increased $11.1 million primarily as follows:
•$8.3 million increase related to our same-center portfolio as follows:
▪$6.0 million increase primarily due to a $0.37 increase in average minimum rent PSF and a 1.3% improvement in average occupancy owing largely to the strength of our leasing results during 2021;
▪$1.7 million increase owing largely to an increase in recoverable income attributed to an increase in real estate taxes and common area maintenance spending, as compared to 2021, as well as a 1.3% improvement in average occupancy; and
▪$0.6 million increase primarily due to the continued stabilization of collections from our Neighbors which resulted in a decrease in Neighbors we have identified as a credit risk and lower general reserves.
•$2.9 million increase primarily related to improving the quality of our portfolio through our acquisition and disposition activity.
Property Operating Expenses:
•The $1.1 million increase in property operating expenses was largely related to our same-center portfolio and corporate operating activities primarily as follows:
▪$0.7 million increase in recoverable expenses attributed to higher common area maintenance costs, as compared to 2021; and
▪$0.5 million increase primarily due to higher insurance expenses attributed to higher market rates and an increase in claims and claim development.
Real Estate Tax Expenses:
•The $0.9 million increase in real estate tax expenses is primarily due to higher real estate tax assessments on the value of our portfolio.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	24

General and Administrative Expenses increased $2.2 million primarily as follows:
•$1.1 million increase in compensation expense owing largely to an increase in performance- and service-based compensation of approximately $0.4 million and $0.3 million, respectively;
•$0.7 million increase primarily due to an increase in directors and officers insurance as a result of our underwritten IPO; and
•$0.3 million increase primarily due to costs related to the conversion of our Class B common stock to common stock and other compliance related expenses owing largely to our common stock being listed on a publicly traded market.
Depreciation and Amortization:
•The $1.9 million increase in depreciation and amortization is primarily due to the execution of our growth strategy and investment in improvements to our Neighbor spaces.
Impairment of Real Estate Assets:
•The $5.0 million decrease in impairment of real estate assets was due to assets that were sold during 2021 at a disposition price that was less than the carrying value.
Interest Expense, Net:
•The $1.9 million decrease during the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to: (i) early repayments of debt outstanding in 2021; partially offset by (ii) higher average interest rates; and (iii) the issuance of $350 million aggregate principal amount of 2.625% senior notes in October 2021. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Interest on unsecured term loans and senior notes, net	$9,916	$10,633
Interest on secured debt	5,531	6,780
Interest on revolving credit facility, net	247	228
Non-cash amortization and other	1,605	1,731
Loss on extinguishment or modification of debt and other, net	900	691
Interest expense, net	$18,199	$20,063

Weighted-average interest rate as of end of period	3.2%	3.0%
Weighted-average term (in years) as of end of period	5.1	3.8
Gain on Disposal of Property, Net:
•The $12.5 million decrease was primarily related to the sale of two properties with a net gain of $1.4 million during the three months ended March 31, 2022, as compared to the sale of six properties and one outparcel with a net gain of $13.8 million during the three months ended March 31, 2021 (see Note 4).
Other Expense, Net:
•The $11.2 million decrease was primarily related to a lower charge in connection with the change in the fair value of our earn-out liability, which was settled in January 2022, partially offset by an increase in transaction and acquisition expenses owing largely to restricted stock units awarded at the time of our underwritten IPO. Other Expense, Net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Change in fair value of earn-out liability (see Note 12)	$(1,809)	$(16,000)
Equity in net (loss) income of unconsolidated joint ventures	(54)	714
Transaction and acquisition expenses	(2,045)	(141)
Federal, state, and local income tax expense	(97)	(166)
Other	(360)	8
Other expense, net	$(4,365)	$(15,585)

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	25

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended March 31, 2022 and 2021(1):

	Total Deals		Inline Deals
	2022	2021	2022	2021
New leases:
Number of leases	92	153	88	147
Square footage (in thousands)	257	467	186	341
ABR (in thousands)	$4,941	$8,120	$4,321	$6,605
ABR PSF	$19.25	$17.39	$23.21	$19.34
Cost PSF of executing new leases	$28.90	$29.00	$33.40	$29.65
Number of comparable leases	34	70	33	70
Comparable rent spread	34.0%	12.4%	27.4%	12.4%
Weighted-average lease term (in years)	6.8	8.0	7.5	6.2
Renewals and options:
Number of leases	152	163	146	147
Square footage (in thousands)	519	978	323	312
ABR (in thousands)	$9,247	$11,472	$7,302	$7,069
ABR PSF	$17.81	$11.73	$22.60	$22.67
ABR PSF prior to renewals	$16.02	$10.97	$19.95	$21.02
Percentage increase in ABR PSF	11.2%	6.9%	13.3%	7.8%
Cost PSF of executing renewals and options(2)	$0.63	$0.51	$0.88	$1.58
Number of comparable leases(3)	128	136	126	133
Comparable rent spread(3)	14.7%	8.0%	14.5%	7.9%
Weighted-average lease term (in years)	4.3	3.9	3.9	4.0
Portfolio retention rate	89.7%	88.8%	77.6%	80.3%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)During the third quarter of 2021, we refined our calculation of cost PSF of executing renewals and options to better align with actual costs incurred. Prior period amounts have been adjusted to reflect costs on the same basis.
(3)Excludes exercise of options.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our Same-Center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three months ended March 31, 2022 and 2021, Same-Center NOI represents the NOI for the 256 properties that were wholly-owned and operational for the entire portion of both comparable reporting periods.
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

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	26

The table below presents our Same-Center NOI (dollars in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Revenues:
Rental income(1)	$94,626	$89,824	$4,802
Tenant recovery income	31,481	30,172	1,309
Reserves for uncollectibility(2)	(770)	(1,546)	776
Other property income	747	462	285
Total revenues	126,084	118,912	7,172	6.0%
Operating expenses:
Property operating expenses	19,813	18,751	(1,062)
Real estate taxes	16,457	16,033	(424)
Total operating expenses	36,270	34,784	(1,486)	(4.3)%
Total Same-Center NOI	$89,814	$84,128	$5,686	6.8%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
SAME-CENTER NOI RECONCILIATION—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$11,398	$117
Adjusted to exclude:
Fees and management income	(2,461)	(2,286)
Straight-line rental income(1)	(1,809)	(1,422)
Net amortization of above- and below-market leases	(1,002)	(838)
Lease buyout income	(1,965)	(797)
General and administrative expenses	11,532	9,341
Depreciation and amortization	57,226	55,341
Impairment of real estate assets	—	5,000
Interest expense, net	18,199	20,063
Gain on disposal of property, net	(1,368)	(13,841)
Other expense, net	4,365	15,585
Property operating expenses related to fees and management income	1,070	816
NOI for real estate investments	95,185	87,079
Less: Non-same-center NOI(2)	(5,371)	(2,951)
Total Same-Center NOI	$89,814	$84,128
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

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	27

The following table presents our calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders and Core FFO (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$11,398	$117
Adjustments:
Depreciation and amortization of real estate assets	56,320	54,341
Impairment of real estate assets	—	5,000
Gain on disposal of property, net	(1,368)	(13,841)
Adjustments related to unconsolidated joint ventures	705	(637)
Nareit FFO attributable to stockholders and OP unit holders	$67,055	$44,980
Calculation of Core FFO
Nareit FFO attributable to stockholders and OP unit holders	$67,055	$44,980
Adjustments:
Depreciation and amortization of corporate assets	906	1,000
Change in fair value of earn-out liability	1,809	16,000
Transaction and acquisition expenses	2,045	141
Loss on extinguishment or modification of debt and other, net	900	691
Amortization of unconsolidated joint venture basis differences	44	746
Realized performance income	(196)	—
Core FFO	$72,563	$63,558

Nareit FFO Attributable to Stockholders and OP Unit Holders/Core FFO per diluted share
Weighted-average shares of common stock outstanding - diluted(1)	128,503	106,995
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.52	$0.42
Core FFO per share - diluted	$0.56	$0.59
(1)Restricted stock awards were dilutive to Nareit FFO Attributable to Stockholders and OP Unit Holders per share and Core FFO per share for the three months ended March 31, 2022 and 2021, and, accordingly, their impact was included in the weighted-average shares of common stock used in their respective per share calculations.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	28

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	2021
Calculation of EBITDAre
Net income	$11,398	$117	$17,233
Adjustments:
Depreciation and amortization	57,226	55,341	221,433
Interest expense, net	18,199	20,063	76,371
Gain on disposal of property, net	(1,368)	(13,841)	(30,421)
Impairment of real estate assets	—	5,000	6,754
Federal, state, and local tax expense	97	166	327
Adjustments related to unconsolidated joint ventures	1,019	1,132	1,431
EBITDAre	$86,571	$67,978	$293,128
Calculation of Adjusted EBITDAre
EBITDAre	$86,571	$67,978	$293,128
Adjustments:
Change in fair value of earn-out liability	1,809	16,000	30,436
Transaction and acquisition expenses	2,045	141	5,363
Amortization of unconsolidated joint venture basis differences	44	746	1,167
Realized performance income	(196)	—	(675)
Adjusted EBITDAre	$90,273	$84,865	$329,419

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
•borrowings from our unsecured revolving credit facility and proceeds from debt financings;
•proceeds from any ATM offering activities;
•distributions received from our unconsolidated joint ventures; and
•available, unrestricted cash and cash equivalents.
At this time, we believe our current sources of liquidity are sufficient to meet our short- and long-term cash demands.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	29

IMPACT OF THE UNDERWRITTEN IPO—On July 19, 2021, we closed our underwritten IPO, from which we received gross proceeds of $547.4 million. The underwritten IPO has allowed us access to forms of capital not previously available to us as follows:
•In October 2021, we settled the registered offering of $350 million aggregate principal amount of 2.625% senior notes, which resulted in gross proceeds of $345.4 million.
•In February 2022, we filed an automatically effective shelf registration statement on Form S-3 providing for the public offering and sale, from time to time, by us of our preferred stock, common stock, debt securities, depository shares, warrants, right, units, and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts.
•In connection with our February 2022 Form S-3 filing, we commenced the ATM through which we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million. We will continue to evaluate the market for conditions favorable for using the ATM.
DEBT—The following table summarizes information about our debt as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Total debt obligations, gross	$1,897,567	$1,914,082
Weighted-average interest rate	3.2%	3.3%
Weighted-average term (in years)	5.1	5.2

Revolving credit facility capacity(1)	$500,000	$500,000
Revolving credit facility availability(2)	444,947	489,329
(1)The revolving credit facility matures in January 2026 and includes additional options to extend the maturity to January 2027 with its execution being subject to compliance with certain terms included in the loan agreement.
(2)Net of any outstanding balance and letters of credit.
The 2.625% senior notes issued by the Operating Partnership pursuant to an effective registration statement in October 2021 were, and debt securities of the Operating Partnership registered under our automatically effective shelf registration statement on Form S-3 filed in February 2022 will be, fully and unconditionally guaranteed by us. At March 31, 2022, the Operating Partnership had issued and outstanding its 2.625% senior notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2.625% senior notes are fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of March 31, 2022 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$1,924,988	$1,941,504
Less: Cash and cash equivalents	5,507	93,109
Total net debt	$1,919,481	$1,848,395

Enterprise value:
Net debt	$1,919,481	$1,848,395
Total equity market capitalization(1)(2)	4,414,266	4,182,996
Total enterprise value	$6,333,747	$6,031,391
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 128.4 million and 126.6 million diluted shares as of March 31, 2022 and December 31, 2021, respectively, and the closing market price per share of $34.39 and $33.04 as of March 31, 2022 and December 31, 2021, respectively.
(2)Fully diluted shares include common stock and OP units as of March 31, 2022 and Class B common stock, common stock, and OP units as of December 31, 2021.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	30

The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Net debt to Adjusted EBITDAre - annualized:
Net debt	$1,919,481	$1,848,395
Adjusted EBITDAre - annualized(1)	334,827	329,419
Net debt to Adjusted EBITDAre - annualized	5.7x	5.6x

Net debt to total enterprise value:
Net debt	$1,919,481	$1,848,395
Total enterprise value	6,333,747	6,031,391
Net debt to total enterprise value	30.3%	30.6%
(1)Adjusted EBITDAre is based on a trailing twelve month period. See “Non-GAAP Measures - EBITDAre and Adjusted EBITDAre” above for a reconciliation to Net Income.
CAPITAL EXPENDITURES AND REDEVELOPMENT ACTIVITY—We make capital expenditures during the course of normal operations, including maintenance capital expenditures and tenant improvements, as well as value-enhancing anchor space repositioning and redevelopment, ground-up outparcel development, and other accretive projects.
During the three months ended March 31, 2022 and 2021, we had capital spend of $18.6 million and $13.5 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (in thousands):

	Three Months Ended March 31,
	2022	2021
Capital expenditures for real estate:
Capital improvements	$1,797	$848
Tenant improvements	7,260	3,741
Redevelopment and development	7,994	8,098
Total capital expenditures for real estate	17,051	12,687
Corporate asset capital expenditures	918	439
Capitalized indirect costs(1)	639	411
Total capital spending activity	$18,608	$13,537
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
We anticipate that obligations related to capital improvements, as well as redevelopment and development, in 2022 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 10%-12%. Our current in process projects represent an estimated total investment of $48.3 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.
ACQUISITION ACTIVITY—We are actively monitoring the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. We expect to continue to make strategic acquisitions during the remainder of 2022. The following table highlights our property acquisitions (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Number of properties acquired	3	2
Number of outparcels acquired(1)	—	2
Contract price	$100,400	$39,605
Total price of acquisitions(2)	101,440	39,850
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)Total price of acquisitions includes closing costs and credits.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	31

DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table highlights our property dispositions (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Number of properties sold	2	6
Number of outparcels sold(1)	—	1
Contract price	$13,325	$60,563
Proceeds from sale of real estate, net(2)	12,770	58,356
Gain on sale of property, net(3)	1,368	14,355
(1)During the three months ended March 31, 2021, the one outparcel sale included the only remaining portion of a property we previously owned; therefore, the sale resulted in a reduction in our total property count.
(2)Total proceeds from sale of real estate, net includes closing costs and credits.
(3)During the three months ended March 31, 2021, Gain on Disposal of Property, Net on the consolidated statements of operations includes miscellaneous write-off activity, which is not included in gain on sale of property, net, presented above.
DISTRIBUTIONS—We paid 2022 monthly distributions of $0.09 per share, or $1.08 annualized, for the months of January, February, March, and April. On May 4, 2022, our Board authorized 2022 distributions for May, June, and July of $0.09 per share to the stockholders of record at the close of business on May 16, 2022, June 15, 2022, and July 15, 2022, respectively. OP unit holders will receive distributions at the same rate as common stockholders, subject to certain withholdings.
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
CASH FLOW ACTIVITIES—As of March 31, 2022, we had cash and cash equivalents and restricted cash of $17.5 million, a net cash decrease of $98.1 million during the three months ended March 31, 2022.
Below is a summary of our cash flow activity (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net cash provided by operating activities	$60,221	$48,751	$11,470	23.5%
Net cash (used in) provided by investing activities	(106,497)	4,690	(111,187)	NM
Net cash used in financing activities	(51,784)	(123,125)	71,341	(57.9)%
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. The increase in property operations was primarily due to a $5.7 million, or 6.8%, improvement in same center NOI as compared to the same period in 2021, and the execution of our external growth strategy. During the three months ended March 31, 2022, we had a net cash outlay of $11.0 million from changes in working capital as compared to a net cash outlay of $15.3 million during the same period in 2021. This change was primarily driven by the timing of real estate tax payments and higher accrued interest in connection with the registered offering of $350 million aggregate principal amount of 2.625% senior notes, partially offset by higher bonus payments and lower prepaid rent.
•Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $2.5 million for the three months ended March 31, 2022, which increased $0.2 million as compared to the same period in 2021.
•Cash paid for interest—During the three months ended March 31, 2022, we paid $14.8 million for interest, a decrease of $4.0 million over the same period in 2021, primarily due to our debt activity in 2021, including early repayments of debt outstanding and lower average interest rates as a result of refinancing activities.
INVESTING ACTIVITIES—Our net cash (used in) provided by investing activities was primarily impacted by the following:
•Real estate acquisitions—During the three months ended March 31, 2022, our acquisitions resulted in a total cash outlay of $101.4 million, as compared to a total cash outlay of $39.9 million during the same period in 2021.
•Real estate dispositions—During the three months ended March 31, 2022, our dispositions resulted in a net cash inflow of $12.8 million, as compared to a net cash inflow of $58.4 million during the same period in 2021.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	32

•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the three months ended March 31, 2022, we paid $18.6 million for capital expenditures, an increase of $5.1 million over the same period in 2021, primarily due to an increase in tenant improvements owing largely to our leasing volume during 2022 and 2021.
•Return of investment in unconsolidated joint ventures—During the three months ended March 31, 2022, we had a return of investment in unconsolidated joint ventures of $0.8 million. During the three months ended March 31, 2021, we had a return of investment in unconsolidated joint ventures of $2.7 million.
FINANCING ACTIVITIES—Our net cash used in financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the three months ended March 31, 2022, we had $16.5 million in net repayment of debt primarily as a result of early repayments of mortgage loans, partially offset by borrowings on our revolving credit facility. During the three months ended March 31, 2021, we had net payments of $16.5 million, primarily as a result of early repayments of mortgage loans.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $6.4 million for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to an increase in shares of common stock outstanding as a result of our underwritten IPO.
•Share repurchases—Cash outflows for share repurchases decreased by $77.8 million for the three months ended March 31, 2022 as compared to the same period in 2021, primarily as a result of a tender offer, which was settled in January 2021.

CRITICAL ACCOUNTING ESTIMATES
“Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of our 2021 Annual Report on Form 10-K, filed with the SEC on February 16, 2022, contains a description of our critical accounting estimates, including those relating to the valuation of real estate assets and rental income. There have been no significant changes to our critical accounting policies during 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2021 Annual Report on Form 10-K filed with the SEC on February 16, 2022.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	33

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors and other risks and uncertainties as described in “Part I, Item 1A. Risk Factors” of our 2021 Annual Report on Form 10-K filed with the SEC on February 16, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
UNREGISTERED SALE OF SECURITIES—During the three months ended March 31, 2022, we issued an aggregate of approximately 533,000 shares of common stock in redemption of approximately 533,000 OP units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASES—We do not have a publicly announced repurchase plan in effect. The table below summarizes other repurchases of our common stock made during the three months ended March 31, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program
January 2022(1)	28,294	$32.91	—	N/A
February 2022	—	—	—	N/A
March 2022(1)	1,492	32.02	—	N/A
(1)Represents common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan which were repurchased at an aggregate purchase price of approximately $1.0 million (average price of $32.86 per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
The information set forth below is included herein for purposes of providing the disclosure required under “Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.
On May 5, 2022, we filed Articles Supplementary to our charter with the Maryland State Department of Assessments and Taxation in order to reclassify and designate all of the 350,000,000 authorized shares of our Class B common stock, $0.01 par value per share, all of which were unissued at such time, as shares of our common stock, $0.01 par value per share. The foregoing description is not complete and is subject to, and qualified in its entirety by, the complete text of the Articles Supplementary, which is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated by reference herein.

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	34

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1	*	Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
10.1		Form of Performance LTIP Unit Award Agreement (2022)	Form 8-K, filed March 4, 2022, Exhibit 10.1
10.2		Form of Performance LTIP Unit Award Agreement (2022 - Murphy)	Form 8-K, filed March 4, 2022, Exhibit 10.2
10.3		Form of Time-Based LTIP Unit Award Agreement (2022)	Form 8-K, filed March 4, 2022, Exhibit 10.3
10.4		Form of Time-Based LTIP Unit Award Agreement (2022 - Murphy)	Form 8-K, filed March 4, 2022, Exhibit 10.4
22.1	*	List of Issuers of Guaranteed Securities
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: May 5, 2022	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ John P. Caulfield
John P. Caulfield
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY MARCH 31, 2022 FORM 10-Q	36