Form 10-Q
period 2022-06-30
Phillips Edison & Company, Inc.
filed 2022-08-05
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☑	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 116.7 million shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 29, 2022.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2022 AND DECEMBER 31, 2021
(Condensed and Unaudited)
(In thousands, except per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Investment in real estate:
Land and improvements	$1,623,203	$1,586,993
Building and improvements	3,487,920	3,355,433
In-place lease assets	465,417	452,504
Above-market lease assets	70,842	68,736
Total investment in real estate assets	5,647,382	5,463,666
Accumulated depreciation and amortization	(1,216,331)	(1,110,426)
Net investment in real estate assets	4,431,051	4,353,240
Investment in unconsolidated joint ventures	28,096	31,326
Total investment in real estate assets, net	4,459,147	4,384,566
Cash and cash equivalents	24,657	92,585
Restricted cash	19,030	22,944
Goodwill	29,066	29,066
Other assets, net	162,712	138,050
Real estate investments and other assets held for sale	—	1,557
Total assets	$4,694,612	$4,668,768

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,877,107	$1,891,722
Below-market lease liabilities, net	108,323	107,526
Earn-out liability	—	52,436
Derivative liabilities	52	24,096
Deferred income	21,629	19,145
Accounts payable and other liabilities	92,856	97,229
Liabilities of real estate investments held for sale	—	288
Total liabilities	2,099,967	2,192,442
Commitments and contingencies (see Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 115,782 shares issued and outstanding at June 30, 2022; 650,000 shares authorized, 19,550 shares issued and outstanding at December 31, 2021	1,157	196
Class B common stock, $0.01 par value per share, zero shares authorized, issued, and outstanding at June 30, 2022; 350,000 shares authorized, 93,665 shares issued and outstanding at December 31, 2021	—	936
Additional paid-in capital (“APIC”)	3,341,646	3,264,038
Accumulated other comprehensive income (loss) (“AOCI”)	8,571	(24,819)
Accumulated deficit	(1,129,151)	(1,090,837)
Total stockholders’ equity	2,222,223	2,149,514
Noncontrolling interests	372,422	326,812
Total equity	2,594,645	2,476,326
Total liabilities and equity	$4,694,612	$4,668,768

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental income	$137,230	$130,335	$275,978	$257,958
Fees and management income	4,781	2,374	7,242	4,660
Other property income	505	361	1,459	833
Total revenues	142,516	133,070	284,679	263,451
Operating Expenses:
Property operating	22,852	21,974	46,172	44,176
Real estate taxes	16,473	16,814	33,964	33,387
General and administrative	11,376	11,937	22,908	21,278
Depreciation and amortization	60,769	56,587	117,995	111,928
Impairment of real estate assets	—	1,056	—	6,056
Total operating expenses	111,470	108,368	221,039	216,825
Other:
Interest expense, net	(17,127)	(19,132)	(35,326)	(39,195)
Gain on disposal of property, net	2,793	3,744	4,161	17,585
Other expense, net	(1,457)	(2,924)	(5,822)	(18,509)
Net income	15,255	6,390	26,653	6,507
Net income attributable to noncontrolling interests	(1,727)	(796)	(3,046)	(810)
Net income attributable to stockholders	$13,528	$5,594	$23,607	$5,697
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 10)	$0.12	$0.06	$0.21	$0.06

Comprehensive income:
Net income	$15,255	$6,390	$26,653	$6,507
Other comprehensive income:
Change in unrealized value on interest rate swaps	9,834	3,373	37,407	15,493
Comprehensive income	25,089	9,763	64,060	22,000
Net income attributable to noncontrolling interests	(1,727)	(796)	(3,046)	(810)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	(1,535)	(400)	(4,237)	(1,909)
Reallocation of comprehensive income (loss) upon conversion of noncontrolling interests	432	(10)	220	(10)
Comprehensive income attributable to stockholders	$22,259	$8,557	$56,997	$19,271

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2022 and 2021
	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at April 1, 2021	—	$—	93,582	$2,807	$2,746,891	$(41,695)	$(1,023,155)	$1,684,848	$324,558	$2,009,406
Change in unrealized value on interest rate swaps	—	—	—	—	—	2,973	—	2,973	400	3,373
Common distributions declared, $0.255 per share	—	—	—	—	—	—	(24,056)	(24,056)	—	(24,056)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,460)	(3,460)
Share-based compensation	—	—	30	1	2,102	—	—	2,103	1,632	3,735
Conversion of noncontrolling interests	—	—	28	—	743	—	—	743	(743)	—
Reallocation of operating partnership interests	—	—	—	—	(56)	(10)	—	(66)	66	—
Net income	—	—	—	—	—	—	5,594	5,594	796	6,390
Balance at June 30, 2021	—	$—	93,640	$2,808	$2,749,680	$(38,732)	$(1,041,617)	$1,672,139	$323,249	$1,995,388

Balance at April 1, 2022	113,819	$1,138	—	$—	$3,276,151	$(160)	$(1,111,673)	$2,165,456	$372,213	$2,537,669
Issuance of common stock, net	1,860	18	—	—	62,947	—	—	62,965	—	62,965
Change in unrealized value on interest rate swaps	—	—	—	—	—	8,299	—	8,299	1,535	9,834
Common distributions declared, $0.27 per share	—	—	—	—	—	—	(31,006)	(31,006)	—	(31,006)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,113)	(4,113)
Share-based compensation	31	—	—	—	1,008	—	—	1,008	3,033	4,041
Conversion of noncontrolling interests	72	1	—	—	2,417	—	—	2,418	(2,418)	—
Reallocation of operating partnership interests	—	—	—	—	(877)	432	—	(445)	445	—
Net income	—	—	—	—	—	—	13,528	13,528	1,727	15,255
Balance at June 30, 2022	115,782	$1,157	—	$—	$3,341,646	$8,571	$(1,129,151)	$2,222,223	$372,422	$2,594,645

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30, 2022 and 2021
	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	—	$—	93,279	$2,798	$2,739,358	$(52,306)	$(999,491)	$1,690,359	$325,570	$2,015,929
Dividend reinvestment plan (“DRIP”)	—	—	280	8	7,360	—	—	7,368	—	7,368
Share repurchases	—	—	(24)	—	(123)	—	—	(123)	—	(123)
Change in unrealized value on interest rate swaps	—	—	—	—	—	13,584	—	13,584	1,909	15,493
Common distributions declared, $0.51 per share	—	—	—	—	—	—	(47,823)	(47,823)	—	(47,823)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6,779)	(6,779)
Share-based compensation	—	—	77	2	2,427	—	—	2,429	2,416	4,845
Conversion of noncontrolling interests	—	—	28	—	743	—	—	743	(743)	—
Reallocation of operating partnership interests	—	—	—	—	(56)	(10)	—	(66)	66	—
Other	—	—	—	—	(29)	—	—	(29)	—	(29)
Net income	—	—	—	—	—	—	5,697	5,697	810	6,507
Balance at June 30, 2021	—	$—	93,640	$2,808	$2,749,680	$(38,732)	$(1,041,617)	$1,672,139	$323,249	$1,995,388

Balance at January 1, 2022	19,550	$196	93,665	$936	$3,264,038	$(24,819)	$(1,090,837)	$2,149,514	$326,812	$2,476,326
Conversion of Class B common stock	93,665	936	(93,665)	(936)	—	—	—	—	—	—
Issuance of common stock, net	1,860	18	—	—	62,947	—	—	62,965	—	62,965
Change in unrealized value on interest rate swaps	—	—	—	—	—	33,170	—	33,170	4,237	37,407
Common distributions declared, $0.54 per share	—	—	—	—	—	—	(61,921)	(61,921)	—	(61,921)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,217)	(8,217)
Share-based compensation	102	1	—	—	1,475	—	—	1,476	5,711	7,187
Conversion of noncontrolling interests	605	6	—	—	19,730	—	—	19,736	(19,736)	—
Reallocation of operating partnership interests	—	—	—	—	(6,544)	220	—	(6,324)	6,324	—
Settlement of earn-out liability	—	—	—	—	—	—	—	—	54,245	54,245
Net income	—	—	—	—	—	—	23,607	23,607	3,046	26,653
Balance at June 30, 2022	115,782	$1,157	—	$—	$3,341,646	$8,571	$(1,129,151)	$2,222,223	$372,422	$2,594,645

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Condensed and Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,653	$6,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	116,169	109,995
Impairment of real estate assets	—	6,056
Depreciation and amortization of corporate assets	1,826	1,933
Net amortization of above- and below-market leases	(2,080)	(1,725)
Amortization of deferred financing expenses	1,622	2,448
Amortization of debt and derivative adjustments	1,207	739
Gain on disposal of property, net	(4,161)	(17,585)
Change in fair value of earn-out liability	1,809	18,000
Straight-line rent	(5,146)	(4,400)
Share-based compensation	7,187	4,845
Return on investment in unconsolidated joint ventures	1,242	1,533
Other	(100)	(519)
Changes in operating assets and liabilities:
Other assets, net	(4,200)	900
Accounts payable and other liabilities	471	1,170
Net cash provided by operating activities	142,499	129,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(170,186)	(40,459)
Capital expenditures	(42,946)	(30,230)
Proceeds from sale of real estate, net	27,077	119,638
Investment in third parties	—	(3,000)
Return of investment in unconsolidated joint ventures	3,162	3,888
Investment in marketable securities	(3,000)	—
Net cash (used in) provided by investing activities	(185,893)	49,837
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	197,000	9,000
Payments on revolving credit facility	(149,000)	(9,000)
Payments on mortgages and loans payable	(68,557)	(66,237)
Distributions paid, net of DRIP	(61,979)	(48,308)
Distributions to noncontrolling interests	(8,877)	(7,931)
Proceeds from issuance of common stock, net of costs	62,965	—
Repurchases of Class B common stock	—	(77,765)
Other	—	(29)
Net cash used in financing activities	(28,448)	(200,270)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(71,842)	(20,536)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	115,529	131,937
End of period	$43,687	$111,401

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$24,657	$22,205
Restricted cash	19,030	89,196
Cash, cash equivalents, and restricted cash at end of period	$43,687	$111,401

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Condensed and Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$34,130	$36,845
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Settlement of earn-out liability	54,245	—
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	—	239
Accrued capital expenditures	4,800	6,053
Change in distributions payable	(58)	(7,853)
Change in distributions payable - noncontrolling interests	(660)	(1,152)
Change in accrued share repurchase obligation	—	(77,642)
Distributions reinvested	—	7,368

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	7

Phillips Edison & Company, Inc.
Notes to Consolidated Financial Statements
(Condensed and Unaudited)
As of and for the period ended June 30, 2022

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
We are a real estate investment trust (“REIT”) that invests primarily in omni-channel grocery-anchored neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to two unconsolidated institutional joint ventures, in which we have a partial ownership interest, and one private fund (collectively, the “Managed Funds”) as of June 30, 2022.
As of June 30, 2022, we wholly-owned 269 real estate properties. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture that owned 20 properties.
In May 2022, we sold the final property in our joint venture with Necessity Retail Partners (“NRP”), in which we own a 20% interest. During the three and six months ended June 30, 2022, we recognized income of $2.5 million and $2.7 million, respectively, related to NRP’s achievement of certain performance targets, which is included in Fees and Management Income in our consolidated statements of operations and comprehensive income (“consolidated statements of operations”).
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
There were no changes to our significant accounting policies during the six months ended June 30, 2022, except for those discussed below. For a full summary of our significant accounting policies, refer to our 2021 Annual Report on Form 10-K, filed with the SEC on February 16, 2022.
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2021, which are included in our 2021 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results expected for the full year.
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

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	8

•Recapitalization—On June 18, 2021, our stockholders approved an amendment to our charter (the “Articles of Amendment”) that effected a change of each share of our common stock outstanding at the time the amendment became effective into one share of a newly created class of Class B common stock (the “Recapitalization”). The Articles of Amendment became effective on July 2, 2021. Unless otherwise indicated, all information in this Form 10-Q gives effect to the Recapitalization and references to “shares” and per share metrics refer to our common stock and Class B common stock, collectively. Our Class B common stock automatically converted into our publicly traded common stock on January 18, 2022 (see Note 9). Prior to the conversion, we have presented common stock and Class B common stock as separate classes within our consolidated balance sheets and consolidated statements of equity. On May 5, 2022, we filed Articles Supplementary to our charter with the Maryland State Department of Assessments and Taxation in order to reclassify and designate all of the 350 million authorized shares of our Class B common stock, $0.01 par value per share, all of which were unissued at such time, as shares of our common stock, $0.01 par value per share. We no longer have Class B common stock authorized for issue.
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized an insignificant amount of federal, state, and local income tax expense for the three and six months ended June 30, 2022 and 2021, and we retain a full valuation allowance for our net deferred tax asset. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations.
Newly Adopted Accounting Pronouncements—There were no newly adopted accounting pronouncements during the six months ended June 30, 2022 that impacted the Company.

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental income related to fixed lease payments(1)	$103,163	$94,485	$204,673	$189,451
Rental income related to variable lease payments(1)(2)	29,431	27,454	62,898	58,855
Straight-line rent amortization(3)	3,170	2,893	4,865	4,262
Amortization of lease assets	1,062	877	2,054	1,704
Lease buyout income	177	1,781	2,141	2,578
Adjustments for collectibility(4)	227	2,845	(653)	1,108
Total rental income	$137,230	$130,335	$275,978	$257,958
(1)Includes rental income related to lease payments before assessing for collectibility.
(2)Variable payments are primarily related to tenant recovery income.
(3)Includes revenue adjustments to straight-line rent for tenants considered non-creditworthy.
(4)Includes general reserves as well as adjustments for tenants considered non-creditworthy for which we are recording revenue on a cash basis, per Accounting Standards Codification (“ASC”) Topic 842, Leases.
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of June 30, 2022, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, are as follows (in thousands):

Year	Amount
Remaining 2022	$205,120
2023	395,127
2024	343,818
2025	287,289
2026	222,902
Thereafter	572,366
Total	$2,026,622
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of June 30, 2022. As of June 30, 2022, our wholly-owned real estate investments in Florida and California represented 11.9% and 10.7% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events in the Florida and California real estate markets.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	9

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Number of properties acquired	4	2
Number of outparcels acquired(1)	1	3
Contract price	$169,342	$40,190
Total price of acquisitions(2)	170,186	40,459
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)Total price of acquisitions includes closing costs and credits.
The aggregate purchase price of the assets acquired during the six months ended June 30, 2022 and 2021 were allocated as follows (in thousands):

	June 30, 2022	June 30, 2021
ASSETS
Land and improvements	$44,191	$23,914
Building and improvements	116,087	13,990
In-place lease assets	14,346	4,155
Above-market lease assets	2,362	52
Total assets	176,986	42,111

LIABILITIES
Below-market lease liabilities	6,800	1,652
Total liabilities	6,800	1,652

Net assets acquired	$170,186	$40,459
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the six months ended June 30, 2022 and 2021 are as follows (in years):

	June 30, 2022	June 30, 2021
Acquired in-place leases	15	7
Acquired above-market leases	8	5
Acquired below-market leases	16	6
Property Dispositions—The following table summarizes our real estate disposition activity (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Number of properties sold(1)	3	13
Number of outparcels sold(2)	2	1
Contract Price	$28,342	$125,247
Proceeds from sale of real estate, net(3)	27,077	119,638
Gain on sale of property, net(4)	4,161	18,713

(1)We retained an outparcel for one property sold during the six months ended June 30, 2021, and therefore the sale did not result in a reduction in our total property count.
(2)During the six months ended June 30, 2021, the one outparcel sale included the only remaining portion of a property we previously owned; therefore, the sale resulted in a reduction in our total property count.
(3)Total proceeds from sale of real estate, net includes closing costs and credits.
(4)During the six months ended June 30, 2021, Gain on Disposal of Property, Net on the consolidated statements of operations includes miscellaneous write-off activity, which is not included in gain on sale of property, net, presented above.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	10

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of June 30, 2022 and December 31, 2021, excluding amounts related to assets classified as held for sale (in thousands):

	June 30, 2022	December 31, 2021
Other assets, net:
Deferred leasing commissions and costs	$46,592	$44,968
Deferred financing expenses(1)	8,985	4,898
Office equipment, including capital lease assets, and other	27,219	24,823
Corporate intangible assets	6,705	6,706
Total depreciable and amortizable assets	89,501	81,395
Accumulated depreciation and amortization	(44,848)	(41,236)
Net depreciable and amortizable assets	44,653	40,159
Accounts receivable, net(2)	34,499	36,762
Accounts receivable - affiliates	630	711
Deferred rent receivable, net(3)	45,068	40,212
Derivative assets	12,698	—
Prepaid expenses and other	14,540	11,655
Investment in third parties	3,000	3,000
Investment in marketable securities	7,624	5,551
Total other assets, net	$162,712	$138,050
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $3.9 million and $3.5 million of general reserves for uncollectible amounts as of June 30, 2022 and December 31, 2021, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $7.5 million and $9.2 million as of June 30, 2022 and December 31, 2021, respectively.
(3)Net of $5.1 million and $4.7 million of receivables removed as of June 30, 2022 and December 31, 2021, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, for our debt obligations as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Interest Rate(1)	June 30, 2022	December 31, 2021
Revolving credit facility	SOFR + 1.2%	$48,000	$—
Term loans(2)	2.5% - 4.2%	955,000	955,000
Senior unsecured notes due 2031	2.6%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.4%	146,419	213,316
Finance lease liability		690	766
Discount on notes payable		(7,343)	(7,680)
Assumed market debt adjustments, net		(1,472)	(1,530)
Deferred financing expenses, net		(9,187)	(13,150)
Total		$1,877,107	$1,891,722

Weighted-average interest rate(3)		3.2%	3.3%
(1)Interest rates are as of June 30, 2022.
(2)Our term loans carry an interest rate of LIBOR or SOFR plus a spread. While most of the rates are fixed through the use of swaps, a portion of these loans are not subject to a swap, and thus are still indexed to LIBOR or SOFR, as applicable.
(3)Includes the effects of derivative financial instruments (see Notes 7 and 12).

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	11

2022 Debt Activity—In May 2022, we amended our credit facility agreement (the “Amendment”) to, among other things, increase the total amount available under our unsecured revolving credit facility from $500 million to $800 million. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions. The unsecured revolving credit facility is scheduled to mature in January 2026, extendable at our option to January 2027. In addition to expanding the borrowing capacity, the Amendment replaces the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate for the unsecured revolving credit facility and the two $240 million senior unsecured term loan tranches, maturing in November 2025 and July 2026.
During the six months ended June 30, 2022, we executed early repayments of $64.1 million in mortgage debt.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of June 30, 2022 and December 31, 2021 is summarized below (in thousands):

	June 30, 2022	December 31, 2021
As to interest rate:
Fixed-rate debt(1)	$1,647,109	$1,889,082
Variable-rate debt	248,000	25,000
Total	$1,895,109	$1,914,082
As to collateralization:
Unsecured debt	$1,353,000	$1,305,000
Secured debt	542,109	609,082
Total	$1,895,109	$1,914,082
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of June 30, 2022, $755.0 million in variable rate debt is hedged to a fixed rate for a weighted-average period of 2.1 years.

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $6.9 million will be reclassified from AOCI as a decrease to Interest Expense, Net.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	12

The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Count	4	5
Notional amount	$755,000	$930,000
Fixed LIBOR(1)	1.3% - 2.9%	1.3% - 2.9%
Maturity date	2023-2025	2022 - 2025
Weighted-average term (in years)	2.1	1.9
(1)In May 2022, we replaced LIBOR with SOFR as the benchmark interest rate for the two $240 million senior unsecured term loan tranches, maturing in November 2025 and July 2026. In accordance with ASC Topic 848, Reference Rate Reform, we elected not to dedesignate our LIBOR denominated interest rate swaps related to this hedged debt.
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amount of gain (loss) recognized in Other Comprehensive Income	$7,080	$(1,451)	$29,979	$5,814
Amount of loss reclassified from AOCI into Interest Expense, Net	2,754	4,824	7,428	9,679
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of June 30, 2022, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements, was approximately $0.1 million. As of June 30, 2022, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $0.1 million.

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
Captive Insurance—Our captive insurance company, Silver Rock Insurance, Inc. (“Silver Rock”), provides general liability insurance, wind, reinsurance, and other coverage to us and our GRP I joint venture. We capitalize Silver Rock in accordance with applicable regulatory requirements.
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
As of June 30, 2022, we had four letters of credit outstanding totaling approximately $11.2 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of the Board. Our charter does not provide for cumulative voting in the election of directors.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	13

At-the-Market Offering (“ATM”)—On February 10, 2022, we and the Operating Partnership entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three months ended June 30, 2022, we issued 1.9 million shares of our common stock under the ATM program for net proceeds of $63.0 million, after approximately $0.6 million in commissions. As of June 30, 2022, $186.3 million of common stock remained available for issuance under the ATM program.
In July 2022, we issued an additional 0.8 million shares of our common stock under the ATM program for net proceeds of $26.2 million, after approximately $0.3 million in commissions. We received a weighted-average price of $34.23 per share for the 2.6 million shares of common stock sold under the ATM program through July 2022.
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
On May 5, 2022, we filed Articles Supplementary to our charter with the Maryland State Department of Assessments and Taxation in order to reclassify and designate all of the 350 million authorized shares of our Class B common stock, $0.01 par value per share, all of which were unissued at such time, as shares of our common stock, $0.01 par value per share. We no longer have Class B common stock authorized for issue.
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
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to June 30, 2022 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
June	6/15/2022	7/1/2022	$0.09	$11,595
July	7/15/2022	8/1/2022	0.09	11,768
On August 3, 2022, our Board authorized a distribution for August 2022 of $0.09 per share to the stockholders of record at the close of business on August 15, 2022. OP unit holders will receive distributions at the same rate as common stockholders, subject to certain withholdings.
Convertible Noncontrolling Interests—As of June 30, 2022 and December 31, 2021, we had approximately 14.6 million and 13.4 million outstanding OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of June 30, 2022 and December 31, 2021 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
On January 18, 2022, we issued approximately 1.6 million OP units in full settlement of the earn-out liability (see note 12).

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	14

The table below is a summary of our OP unit activity for the three and six months ended June 30, 2022 and 2021 (dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OP units converted into shares of common stock(1)	72	28	605	28
Distributions paid on OP units(2)	$4,113	$3,460	$8,217	$6,779
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
Dividend Reinvestment Plan and Share Repurchase Programs—On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the DRIP and the original share repurchase program.
On August 3, 2022, our Board approved a new share repurchase program of up to $250.0 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares.

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
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to stockholders - basic	$13,528	$5,594	$23,607	$5,697
Net income attributable to convertible OP units(1)	1,727	796	3,046	810
Net income - diluted	$15,255	$6,390	$26,653	$6,507
Denominator:
Weighted-average shares - basic	114,124	93,625	113,850	93,558
OP units(1)	14,551	13,381	14,553	13,368
Dilutive restricted stock awards	442	169	454	176
Adjusted weighted-average shares - diluted	129,117	107,175	128,857	107,102
Earnings per common share:
Basic and diluted income per share	$0.12	$0.06	$0.21	$0.06
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

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	15

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Recurring fees(1)	$995	$1,103	$2,070	$2,228
Realized performance income(2)	2,546	—	2,742	—
Transactional revenue and reimbursements(3)	447	461	841	929
Insurance premiums(4)	793	810	1,589	1,503
Total fees and management income	$4,781	$2,374	$7,242	$4,660
(1)Recurring fees include asset management fees and property management fees.
(2)Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture.
(3)Transactional revenue includes items such as leasing commissions, construction management fees, and acquisition fees.
(4)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership has agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of June 30, 2022, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $142.5 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters— As of June 30, 2022, we were the limited guarantor of a $175 million mortgage loan secured by GRP I properties. Our guaranty for the GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with GRP I in which any potential liability under such guarantee will be apportioned between us and GRP I based on our respective ownership percentages in the joint venture. We have no liability recorded on our consolidated balance sheets for the guaranty as of June 30, 2022 and December 31, 2021.

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

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	16

The following is a summary of borrowings as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$48,000	$48,000	$—	$—
Term loans	947,110	955,976	943,127	955,919
Senior unsecured notes due 2031	342,657	271,058	342,320	344,099
Secured portfolio loan facilities	391,852	361,060	391,612	394,356
Mortgages(2)	147,488	147,547	214,663	221,741
Total	$1,877,107	$1,783,641	$1,891,722	$1,916,115
(1)As of June 30, 2022 and December 31, 2021, respectively, recorded principal balances include: (i) net deferred financing fees of $9.2 million and $13.2 million; (ii) assumed market debt adjustments of $1.5 million and $1.5 million; and (iii) notes payable discounts of $7.3 million and $7.7 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities, earn-out liability, and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the six months ended June 30, 2022 and the year ended December 31, 2021 were as follows (in thousands):

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities	$7,624	$—	$—	$5,551	$—	$—
Derivative assets(1)	—	12,698	—	—	—	—
Derivative liabilities	—	(52)	—	—	(24,096)	—
Earn-out liability	—	—	—	—	(52,436)	—
Nonrecurring
Impaired real estate assets, net(2)	$—	$—	$—	$—	$24,000	$—
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
Derivative Instruments—As of June 30, 2022 and December 31, 2021, we had interest rate swaps that fixed LIBOR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2022 and December 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—As part of our acquisition of Phillips Edison Limited Partnership (“PELP”) in 2017, an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. On January 11, 2022, we finalized the fair value of the earn-out liability based on our share price and issued approximately 1.6 million OP units in full settlement of the liability with a value of

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	17

$54.2 million. Changes in the fair value of the earn-out liability were recorded to Other Expense, Net in the consolidated statements of operations. We recorded no expense for the three months ended June 30, 2022 and $2.0 million in expense for the three months ended June 30, 2021. We recorded expense of $1.8 million and $18.0 million, respectively, for the six months ended June 30, 2022 and June 30, 2021.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. There were no impairment charges recorded during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, we impaired assets that were under contract at a disposition price that was less than carrying value, or that had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds, which we consider to be a Level 2 input in the fair value hierarchy.
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
We recorded the following expense upon impairment of real estate assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Impairment of real estate assets	$—	$1,056	$—	$6,056

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

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	18

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

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	19

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
•Underwritten incremental unlevered yield—This reflects the yield we target to generate from a project upon expected stabilization and is calculated as the estimated incremental NOI for a project at stabilization divided by its estimated net project investment. The estimated incremental NOI is the difference between the estimated annualized NOI we target to generate by a project upon stabilization and the estimated annualized NOI without the planned improvements. Underwritten incremental unlevered yield does not include peripheral impacts, such as lease rollover risk or the impact on the long term value of the property upon sale or disposition. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental NOI at stabilization.
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
•Portfolio retention rate—This metric is calculated by dividing (i) the total square feet of retained Neighbors with current period lease expirations by (ii) the total square feet of leases expiring during the period. The portfolio retention rate provides insight into our ability to retain Neighbors at our shopping centers as their leases approach expiration. Generally, the costs to retain an existing Neighbor are lower than costs to replace with a new Neighbor.
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

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	20

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
As of June 30, 2022, we owned equity interests in 289 shopping centers, including 269 wholly-owned shopping centers and 20 shopping centers owned through one unconsolidated joint venture, which comprised approximately 33.1 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to the Managed Funds.
In May 2022, we sold the final property in our joint venture with NRP, in which we own a 20% interest. During the three and six months ended June 30, 2022, we recognized income of $2.5 million and $2.7 million, respectively, related to NRP’s achievement of certain performance targets, which is included in Fees and Management Income in our consolidated statements of operations.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of June 30, 2022 and 2021 (dollars and square feet in thousands):

	June 30, 2022	June 30, 2021
Number of properties	269	272
Number of states	31	31
Total square feet	30,935	30,778
ABR	$421,019	$384,916
% ABR from omni-channel grocery-anchored shopping centers	97.2%	96.0%
Leased occupancy %:
Total portfolio spaces	96.8%	94.7%
Anchor spaces	98.7%	96.8%
Inline spaces	93.2%	90.6%
Average remaining lease term (in years)(1)	4.6	4.5
(1)The average remaining lease term in years excludes future options to extend the term of the lease.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	21

The following table details information for our unconsolidated joint venture as of June 30, 2022, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	June 30, 2022
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
GRP I	14%	20	$30,308	2,210
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations, excluding our Neighbors who are occupying space on a temporary basis, after June 30, 2022 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture:

$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$3.4
$11.8
$49.5
$58.2
$61.5
$65.9
$52.7
$28.7
$23.9
$17.8
$18.2
$33.6
MTM (68)
2022 (248)
2023 (713)
2024 (803)
2025 (743)
2026 (825)
2027 (653)
2028 (291)
2029 (195)
2030 (138)
2031 (171)
2032+ (248)
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
See “Results of Operations - Leasing Activity” below for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	22

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture, by Neighbor type as of June 30, 2022:

Leased Square Feet by Neighbor Type

National & Regional: 35.7%
Grocery: 47.6%
Local: 16.7%

ABR
by Neighbor Type
Grocery:
33.4%
National &
Regional:
41.3%
Local:
25.3%

The following charts present the composition of our portfolio by Neighbor industry as of June 30, 2022:

Leased Square Feet
by Neighbor Industry
Grocery: 47.6%
Retail Stores: 24.4%
Services: 18.5%
Restaurant: 9.5%

ABR
by Neighbor Industry
Retail Stores: 22.3%
Grocery: 33.4%
Services: 27.2%
Restaurant: 17.1%

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	23

NECESSITY-BASED GOODS AND SERVICES—We define “Necessity-based goods and services” as goods and services that are indispensable, necessary, or common for day-to-day living, or that tend to be inelastic (i.e., those for which the demand does not change based on a consumer’s income level). We estimate that approximately 71% of our ABR, including the pro rata portion attributable to properties owned through our unconsolidated joint venture, is generated from Neighbors providing necessity-based goods and services.
TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture, as of June 30, 2022 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$27,423	6.4%	3,366	11.1%	61
Publix	23,623	5.6%	2,314	7.6%	57
Albertsons	18,232	4.3%	1,709	5.6%	31
Ahold Delhaize	17,662	4.2%	1,249	4.1%	23
Walmart	8,933	2.1%	1,770	5.9%	13
Giant Eagle	7,810	1.8%	828	2.7%	12
Sprouts Farmers Market	6,494	1.5%	421	1.4%	14
TJX Companies	6,030	1.4%	516	1.7%	18
Raley's	3,884	0.9%	253	0.8%	4
Dollar Tree	3,454	0.8%	329	1.1%	36
SUPERVALU	3,244	0.8%	336	1.1%	5
Subway Group	2,574	0.6%	100	0.3%	71
Lowe's	2,469	0.6%	369	1.2%	4
Anytime Fitness, Inc.	2,405	0.6%	150	0.5%	31
Kohl's Corporation	2,241	0.5%	365	1.2%	4
Office Depot	2,237	0.5%	179	0.6%	8
Food 4 Less (PAQ)	2,215	0.5%	118	0.4%	2
Save Mart	2,174	0.5%	258	0.9%	5
Starbucks Corporation	2,136	0.5%	49	0.2%	30
Petco Animal Supplies, Inc.	2,136	0.5%	127	0.4%	11
Total	$147,376	34.6%	14,806	48.8%	440
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, in the event that a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES—The COVID-19 pandemic resulted in reduced revenues beginning with the second quarter of 2020 through early 2021. Our collections returned to pre-COVID levels during the second half of 2021 and have continued through the first half of 2022. As of June 30, 2022, our Neighbors currently being accounted for on a cash basis represented approximately 5.0% of portfolio ABR. We believe our collections have stabilized, which will reduce volatility in our earnings during 2022 as compared to 2021.
Due to changing economic conditions and supply chain limitations, there has been an increase in wages and costs for materials. The resulting increased inflation may negatively impact some of our Neighbors and increase our operating and construction costs. Additionally, macroeconomic and geopolitical risks may create challenges that cause current market conditions in the United States to worsen. The policies implemented to address these risks, including raising interest rates, could result in adverse impacts on the United States economy, including a slowing of growth or potentially a recession.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	24

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	Three Months Ended June 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2022	2021	$	%(1)
Revenues:
Rental income	$137,230	$130,335	$6,895	5.3%
Fees and management income	4,781	2,374	2,407	101.4%
Other property income	505	361	144	39.9%
Total revenues	142,516	133,070	9,446	7.1%
Operating Expenses:
Property operating	22,852	21,974	(878)	(4.0)%
Real estate taxes	16,473	16,814	341	2.0%
General and administrative	11,376	11,937	561	4.7%
Depreciation and amortization	60,769	56,587	(4,182)	(7.4)%
Impairment of real estate assets	—	1,056	1,056	NM
Total operating expenses	111,470	108,368	(3,102)	(2.9)%
Other:
Interest expense, net	(17,127)	(19,132)	2,005	10.5%
Gain on disposal of property, net	2,793	3,744	(951)	(25.4)%
Other expense, net	(1,457)	(2,924)	1,467	50.2%
Net income	15,255	6,390	8,865	138.7%
Net income attributable to noncontrolling interests	(1,727)	(796)	(931)	(117.0)%
Net income attributable to stockholders	$13,528	$5,594	$7,934	141.8%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 255 properties that were owned and operational prior to January 1, 2021. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing to real estate asset activity occurring after December 31, 2020, which includes 26 properties disposed of and 13 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended June 30, 2022 and 2021:
Rental Income increased $6.9 million primarily as follows:
•$2.2 million increase related to our same-center portfolio as follows:
▪$3.1 million increase primarily due to a $0.37 increase in average minimum rent PSF and a 1.6% improvement in average occupancy owing largely to the strength of our leasing results during 2021; and
▪$1.4 million increase owing largely to an increase in recoverable income attributable to the 1.6% improvement in average occupancy and lower reserves for common area maintenance as compared to 2021; offset by
▪$2.2 million decrease primarily due to the stabilization of collections in 2022 compared to the recovery of prior year income in 2021 and the reversal of reserves for uncollectibility from 2020 resulting from the recovery of our portfolio in the wake of the COVID-19 pandemic.
•$4.7 million increase primarily related to our acquisition and disposition activity.
Fees and Management Income:
•The $2.4 million increase in fees and management income was primarily due to the achievement of certain performance targets related to our joint venture with NRP.
Property Operating Expenses:
•The $0.9 million increase in property operating expenses was largely related to our same-center portfolio and corporate operating activities primarily as follows:
▪$1.2 million increase in recoverable expenses attributed to higher common area maintenance costs, as compared to 2021; offset by
▪$0.5 million decrease in compensation expenses due to decreases in performance-based compensation, as compared to 2021.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	25

Real Estate Tax Expenses:
•The $0.3 million decrease in real estate tax expenses is primarily due to the impact of favorable real estate tax reassessments and appeals.
General and Administrative Expenses decreased $0.6 million primarily as follows:
•$1.6 million decrease in compensation expense owing largely to a decrease in performance- and service-based compensation of approximately $0.8 million and $0.4 million, respectively; and
•$0.3 million decrease primarily due to lower third-party consultant and custodial costs; offset by
•$1.0 million increase primarily due to increases in technology-related costs and travel and conference expenses; and
•$0.5 million increase primarily due to an increase in directors and officers insurance as a result of our becoming a publicly traded company.
Depreciation and Amortization:
•The $4.2 million increase in depreciation and amortization is primarily due to the execution of our acquisition strategy and investment in improvements to our Neighbor spaces.
Impairment of Real Estate Assets:
•The $1.1 million decrease in impairment of real estate assets was due to assets that were sold during 2021 at a disposition price that was less than the carrying value.
Interest Expense, Net:
•The $2.0 million decrease was primarily due to net repayments of debt outstanding in 2021, partially offset by higher average interest rates in 2022. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Interest on unsecured term loans and senior notes, net	$9,512	$10,573
Interest on secured debt	5,147	6,246
Interest on revolving credit facility, net	521	207
Non-cash amortization and other	1,818	1,687
Loss on extinguishment or modification of debt and other, net(1)	129	419
Interest expense, net	$17,127	$19,132

Weighted-average interest rate as of end of period	3.2%	2.9%
Weighted-average term (in years) as of end of period	4.9	3.7
(1)Includes defeasance fees related to early repayments of debt.
Gain on Disposal of Property, Net:
•The $1.0 million decrease was primarily related to the sale of one property and two outparcels with a net gain of $2.8 million during the three months ended June 30, 2022, as compared to the sale of seven properties (in addition to other property-related miscellaneous disposals and write-offs) with a net gain of $3.7 million during the three months ended June 30, 2021 (see Note 4).
Other Expense, Net:
•The $1.5 million decrease was primarily related to a 2021 charge in connection with the change in the fair value of our earn-out liability, which was settled in January 2022, combined with an increase from equity in income of our unconsolidated joint ventures, partially offset by an increase in transaction and acquisition expenses owing largely to the amortization of the restricted stock units awarded at the time of our underwritten IPO and a decrease in the value of our investment in marketable securities. Other Expense, Net was comprised of the following (in thousands):

	Three Months Ended June 30,
	2022	2021
Increase in fair value of earn-out liability (see Note 12)	$—	$(2,000)
Equity in net income of unconsolidated joint ventures	1,228	87
Transaction and acquisition expenses	(2,035)	(934)
Federal, state, and local income tax expense	(97)	(165)
Other	(553)	88
Other expense, net	$(1,457)	$(2,924)

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	26

SUMMARY OF OPERATING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Six Months Ended June 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2022	2021	$	%(1)
Revenues:
Rental income	$275,978	$257,958	$18,020	7.0%
Fee and management income	7,242	4,660	2,582	55.4%
Other property income	1,459	833	626	75.2%
Total revenues	284,679	263,451	21,228	8.1%
Operating Expenses:
Property operating	46,172	44,176	(1,996)	(4.5)%
Real estate taxes	33,964	33,387	(577)	(1.7)%
General and administrative	22,908	21,278	(1,630)	(7.7)%
Depreciation and amortization	117,995	111,928	(6,067)	(5.4)%
Impairment of real estate assets	—	6,056	6,056	NM
Total operating expenses	221,039	216,825	(4,214)	(1.9)%
Other:
Interest expense, net	(35,326)	(39,195)	3,869	9.9%
Gain on disposal of property, net	4,161	17,585	(13,424)	(76.3)%
Other expense, net	(5,822)	(18,509)	12,687	68.5%
Net income	26,653	6,507	20,146	NM
Net income attributable to noncontrolling interests	(3,046)	(810)	(2,236)	NM
Net income attributable to stockholders	$23,607	$5,697	$17,910	NM
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
For details surrounding our basis for analyzing significant fluctuations in our results of operations as well as definitions related to our portfolio of real estate assets, please see “Summary of Operating Activities for the Three Months Ended June 30, 2022 and 2021” above. Below are explanations of the significant fluctuations in the results of operations for the six months ended June 30, 2022 and 2021:
Rental Income increased $18.0 million as follows:
•$10.5 million increase related to our same-center portfolio primarily as follows:
▪$9.0 million increase primarily due to a $0.37 increase in average minimum rent per square foot and a 1.4% improvement in average occupancy; and
▪$3.1 million increase owing largely to an increase in recoverable income attributed to an increase in common area maintenance spending and lower reserves for common area maintenance, as compared to 2021, and the 1.4% improvement in average occupancy; offset by
▪$1.7 million decrease primarily due to the stabilization of collections in 2022 compared to the recovery of prior year income in 2021 and the reversal of reserves for uncollectibility from 2020 resulting from the recovery of our portfolio in the wake of the COVID-19 pandemic.
•$7.6 million increase primarily related to our acquisition and disposition activity.
Fees and management income:
•The $2.6 million increase in fees and management income was primarily due to the achievement of certain performance targets related to our joint venture with NRP.
Property Operating Expenses increased $2.0 million primarily as follows:
•$1.4 million increase related to our same-center portfolio and corporate operating activities as follows:
▪$1.9 million increase attributable to higher common area maintenance costs, as compared to 2021; and
▪$0.6 million increase primarily due to higher insurance expenses attributed to higher market rates and an increase in claims and claim development; offset by
▪$0.4 million decrease in compensation expenses due to decreases in performance-based compensation, as compared to 2021.
•$0.5 million increase primarily due to our acquisition activity.
Real Estate Tax Expenses:
•The $0.6 million increase in real estate tax expenses is primarily due to our acquisition activity.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	27

General and Administrative Expenses increased $1.6 million primarily as follows:
•$1.2 million increase primarily due to an increase in directors and officers insurance as a result of our becoming a publicly traded company; and
•$1.0 million increase primarily due to increases in overhead attributed to technology-related costs and travel and conference expenses; offset by
•$0.5 million decrease in compensation expense owing largely to lower performance-based compensation.
Depreciation and Amortization:
•The $6.1 million increase in depreciation and amortization is primarily due to the execution of our acquisition strategy and investment in improvements to our Neighbor spaces.
Impairment of Real Estate Assets:
•The $6.1 million decrease in impairment of real estate assets was due to assets that were sold during 2021 at a disposition price that was less than the carrying value.
Interest Expense, Net:
•The $3.9 million decrease was primarily due to net repayments of debt outstanding in 2021, partially offset by higher average interest rates in 2022. Interest Expense, Net was comprised of the following (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Interest on unsecured term loans and senior notes, net	$19,428	$21,206
Interest on secured debt	10,678	13,026
Interest on revolving credit facility, net	768	435
Non-cash amortization and other	3,423	3,418
Loss on extinguishment or modification of debt and other, net(1)	1,029	1,110
Interest expense, net	$35,326	$39,195

Weighted-average interest rate as of end of period	3.2%	2.9%
Weighted-average term (in years) as of end of period	4.9	3.7
(1)Includes defeasance fees related to early repayments of debt.
Gain on Disposal of Property, Net:
•The $13.4 million decrease was primarily related to the sale of three properties and two outparcels with a net gain of $4.2 million during the six months ended June 30, 2022, as compared to the sale of 13 properties and one outparcel (as well as other property-related miscellaneous disposals and write-offs) with a net gain of $17.6 million during the six months ended June 30, 2021 (see Note 4).

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	28

Other Expense, Net:
•The $12.7 million decrease was primarily related to a 2021 charge in connection with the change in the fair value of our earn-out liability, which was settled in January 2022, combined with an increase from equity in income of our unconsolidated joint ventures, partially offset by an increase in transaction and acquisition expenses owing largely to the amortization of the restricted stock units awarded at the time of our underwritten IPO and a decrease in the value of our investment in marketable securities. Other Expense, Net was comprised of the following (in thousands):

	Six Months Ended June 30,
	2022	2021
Increase in fair value of earn-out liability (see Note 12)	$(1,809)	$(18,000)
Equity in net income of unconsolidated joint ventures	1,174	801
Transaction and acquisition expenses	(4,080)	(1,075)
Federal, state, and local income tax expense	(194)	(331)
Other	(913)	96
Other expense, net	$(5,822)	$(18,509)

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended June 30, 2022 and 2021(1):

	Total Deals		Inline Deals
	2022	2021	2022	2021
New leases:
Number of leases	105	124	98	121
Square footage (in thousands)	404	341	225	278
ABR (in thousands)	$7,479	$6,338	$5,479	$5,816
ABR PSF	$18.51	$18.57	$24.40	$20.94
Cost PSF of executing new leases	$35.10	$31.01	$35.18	$29.30
Number of comparable leases	38	57	37	55
Comparable rent spread	39.0%	18.5%	24.5%	19.0%
Weighted-average lease term (in years)	9.0	7.2	7.6	6.8
Renewals and options:
Number of leases	160	174	141	159
Square footage (in thousands)	1,225	1,049	290	333
ABR (in thousands)	$15,132	$12,895	$7,290	$7,306
ABR PSF	$12.35	$12.30	$25.17	$21.95
ABR PSF prior to renewals	$11.49	$11.55	$22.46	$20.08
Percentage increase in ABR PSF	7.5%	6.5%	12.1%	9.3%
Cost PSF of executing renewals and options(2)	$0.55	$0.89	$0.75	$1.11
Number of comparable leases(3)	120	155	118	148
Comparable rent spread(3)	14.4%	8.0%	13.4%	9.4%
Weighted-average lease term (in years)	5.5	5.4	4.2	4.0
Portfolio retention rate	92.1%	85.5%	85.3%	79.5%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)During the third quarter of 2021, we refined our calculation of cost PSF of executing renewals and options to better align with actual costs incurred. Prior period amounts have been adjusted to reflect costs on the same basis.
(3)Excludes exercise of options.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	29

Below is a summary of leasing activity for our wholly-owned properties for the six months ended June 30, 2022 and 2021(1):

	Total Deals		Inline Deals
	2022	2021	2022	2021
New leases:
Number of leases	197	277	186	268
Square footage (in thousands)	661	808	411	619
ABR (in thousands)	$12,421	$14,458	$9,800	$12,421
ABR PSF	$18.80	$17.89	$23.86	$20.06
Cost PSF of executing new leases	$32.69	$28.51	$34.37	$28.00
Number of comparable leases	72	127	70	125
Comparable rent spread	36.6%	15.3%	25.8%	15.3%
Weighted-average lease term (in years)	8.1	7.7	7.5	6.5
Renewals and options:
Number of leases	312	337	287	306
Square footage (in thousands)	1,744	2,027	613	645
ABR (in thousands)	$24,379	$24,367	$14,592	$14,375
ABR PSF	$13.98	$12.02	$23.81	$22.30
ABR PSF prior to renewals	$12.84	$11.27	$21.14	$20.54
Percentage increase in ABR PSF	8.8%	6.6%	12.7%	8.6%
Cost PSF of executing renewals and options(2)	$0.58	$0.71	$0.81	$1.34
Number of comparable leases(3)	248	291	244	281
Comparable rent spread(3)	14.6%	8.0%	14.0%	8.7%
Weighted-average lease term (in years)	5.1	4.9	4.0	4.0
Portfolio retention rate	90.6%	87.2%	81.6%	79.9%
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
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our Same-Center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three and six months ended June 30, 2022 and 2021, Same-Center NOI represents the NOI for the 255 properties that were wholly-owned and operational for the entire portion of all comparable reporting periods.
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

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	30

The table below presents our Same-Center NOI (dollars in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues:
Rental income(1)	$94,169	$89,516	$4,653		$188,562	$179,141	$9,421
Tenant recovery income	28,375	26,818	1,557		59,772	56,921	2,851
Reserves for uncollectibility(2)	256	2,783	(2,527)		(515)	1,221	(1,736)
Other property income	439	286	153		1,186	751	435
Total revenues	123,239	119,403	3,836	3.2%	249,005	238,034	10,971	4.6%
Operating expenses:
Property operating expenses	18,337	17,043	(1,294)		38,105	35,756	(2,349)
Real estate taxes	15,213	16,331	1,118		31,650	32,341	691
Total operating expenses	33,550	33,374	(176)	(0.5)%	69,755	68,097	(1,658)	(2.4)%
Total Same-Center NOI	$89,689	$86,029	$3,660	4.3%	$179,250	$169,937	$9,313	5.5%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
SAME-CENTER NOI RECONCILIATION—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$15,255	$6,390	$26,653	$6,507
Adjusted to exclude:
Fees and management income	(4,781)	(2,374)	(7,242)	(4,660)
Straight-line rental income(1)	(3,319)	(2,970)	(5,128)	(4,392)
Net amortization of above- and below-market leases	(1,078)	(887)	(2,080)	(1,725)
Lease buyout income	(176)	(1,781)	(2,141)	(2,578)
General and administrative expenses	11,376	11,937	22,908	21,278
Depreciation and amortization	60,769	56,587	117,995	111,928
Impairment of real estate assets	—	1,056	—	6,056
Interest expense, net	17,127	19,132	35,326	39,195
Gain on disposal of property, net	(2,793)	(3,744)	(4,161)	(17,585)
Other expense, net	1,457	2,924	5,822	18,509
Property operating expenses related to fees and management income	1,287	1,306	2,357	2,122
NOI for real estate investments	95,124	87,576	190,309	174,655
Less: Non-same-center NOI(2)	(5,435)	(1,547)	(11,059)	(4,718)
Total Same-Center NOI	$89,689	$86,029	$179,250	$169,937
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

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	31

The following table presents our calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders and Core FFO (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$15,255	$6,390	$26,653	$6,507
Adjustments:
Depreciation and amortization of real estate assets	59,849	55,654	116,169	109,995
Impairment of real estate assets	—	1,056	—	6,056
Gain on disposal of property, net	(2,793)	(3,744)	(4,161)	(17,585)
Adjustments related to unconsolidated joint ventures	(1,186)	537	(481)	(100)
Nareit FFO attributable to stockholders and OP unit holders	$71,125	$59,893	$138,180	$104,873
Calculation of Core FFO
Nareit FFO attributable to stockholders and OP unit holders	$71,125	$59,893	$138,180	$104,873
Adjustments:
Depreciation and amortization of corporate assets	920	933	1,826	1,933
Change in fair value of earn-out liability	—	2,000	1,809	18,000
Transaction and acquisition expenses	2,035	934	4,080	1,075
Loss on extinguishment or modification of debt and other, net	129	419	1,029	1,110
Amortization of unconsolidated joint venture basis differences	175	79	219	825
Realized performance income(1)	(2,546)	—	(2,742)	—
Core FFO	$71,838	$64,258	$144,401	$127,816

Nareit FFO Attributable to Stockholders and OP Unit Holders/Core FFO per diluted share
Weighted-average shares of common stock outstanding - diluted	129,117	107,175	128,857	107,102
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.55	$0.56	$1.07	$0.98
Core FFO per share - diluted	$0.56	$0.60	$1.12	$1.19
(1)Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	32

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Calculation of EBITDAre
Net income	$15,255	$6,390	$26,653	$6,507	$17,233
Adjustments:
Depreciation and amortization	60,769	56,587	117,995	111,928	221,433
Interest expense, net	17,127	19,132	35,326	39,195	76,371
Gain on disposal of property, net	(2,793)	(3,744)	(4,161)	(17,585)	(30,421)
Impairment of real estate assets	—	1,056	—	6,056	6,754
Federal, state, and local tax expense	97	165	194	331	327
Adjustments related to unconsolidated joint ventures	(885)	(535)	134	597	1,431
EBITDAre	$89,570	$79,051	$176,141	$147,029	$293,128
Calculation of Adjusted EBITDAre
EBITDAre	$89,570	$79,051	$176,141	$147,029	$293,128
Adjustments:
Change in fair value of earn-out liability	—	2,000	1,809	18,000	30,436
Transaction and acquisition expenses	2,035	934	4,080	1,075	5,363
Amortization of unconsolidated joint venture basis differences	175	79	219	825	1,167
Realized performance income(1)	(2,546)	—	(2,742)	—	(675)
Adjusted EBITDAre	$89,234	$82,064	$179,507	$166,929	$329,419
(1)Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture.

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
At this time, we believe our current sources of liquidity are sufficient to meet our short- and long-term cash demands.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	33

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
•In connection with our February 2022 Form S-3 filing, we commenced the ATM program through which we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million. During the three months ended June 30, 2022, we issued 1.9 million shares of our common stock under the ATM program for net proceeds of $63.0 million, after approximately $0.6 million in commissions. As of June 30, 2022, $186.3 million of common stock remained available for issuance under the ATM program. In July 2022, we issued an additional 0.8 million shares of our common stock under the ATM program for net proceeds of $26.2 million, after approximately $0.3 million in commissions. We received a weighted-average price of $34.23 per share for the 2.6 million shares of commons stock sold under the ATM program through July 2022.
DEBT—The following table summarizes information about our debt as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Total debt obligations, gross	$1,895,109	$1,914,082
Weighted-average interest rate	3.2%	3.3%
Weighted-average term (in years)	4.9	5.2

Revolving credit facility capacity(1)	$800,000	$500,000
Revolving credit facility availability(2)	740,706	489,329
(1)The revolving credit facility matures in January 2026, extendable at our option to January 2027. In addition, the revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions.
(2)Net of any outstanding balance and letters of credit.
In May 2022, we amended our credit facility agreement to, among other things, increase the total amount available under our unsecured revolving credit facility from $500 million to $800 million. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions. The unsecured revolving credit facility is scheduled to mature in January 2026, extendable at our option to January 2027. In addition to expanding the borrowing capacity, the Amendment replaces LIBOR with SOFR as the benchmark interest rate for the unsecured revolving credit facility and the two $240 million senior unsecured term loan tranches, maturing in November 2025 and July 2026.
The 2.625% senior notes issued by the Operating Partnership pursuant to an effective registration statement in October 2021 were, and debt securities of the Operating Partnership registered under our automatically effective shelf registration statement on Form S-3 filed in February 2022 will be, fully and unconditionally guaranteed by us. At June 30, 2022, the Operating Partnership had issued and outstanding its 2.625% senior notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2.625% senior notes are fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	34

FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of June 30, 2022 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$1,919,467	$1,941,504
Less: Cash and cash equivalents	25,072	93,109
Total net debt	$1,894,395	$1,848,395

Enterprise value:
Net debt	$1,894,395	$1,848,395
Total equity market capitalization(1)(2)	4,354,726	4,182,996
Total enterprise value	$6,249,121	$6,031,391
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 130.3 million and 126.6 million diluted shares as of June 30, 2022 and December 31, 2021, respectively, and the closing market price per share of $33.41 and $33.04 as of June 30, 2022 and December 31, 2021, respectively.
(2)Fully diluted shares include common stock and OP units as of June 30, 2022 and Class B common stock, common stock, and OP units as of December 31, 2021.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Net debt to Adjusted EBITDAre - annualized:
Net debt	$1,894,395	$1,848,395
Adjusted EBITDAre - annualized(1)	341,997	329,419
Net debt to Adjusted EBITDAre - annualized	5.5x	5.6x

Net debt to total enterprise value:
Net debt	$1,894,395	$1,848,395
Total enterprise value	6,249,121	6,031,391
Net debt to total enterprise value	30.3%	30.6%
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

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	35

During the six months ended June 30, 2022 and 2021, we had capital spend of $42.9 million and $30.2 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (in thousands):

	Six Months Ended June 30,
	2022	2021
Capital expenditures for real estate:
Capital improvements	$4,822	$3,101
Tenant improvements	11,924	9,557
Redevelopment and development	22,590	15,658
Total capital expenditures for real estate	39,336	28,316
Corporate asset capital expenditures	2,085	1,007
Capitalized indirect costs(1)	1,525	907
Total capital spending activity	$42,946	$30,230
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
We anticipate that obligations related to capital improvements, as well as redevelopment and development, in 2022 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 10%-12%. Our current in process projects represent an estimated total investment of $59.5 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.
ACQUISITION ACTIVITY—We are actively monitoring the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. We expect to continue to make strategic acquisitions during the remainder of 2022. The following table highlights our property acquisitions (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Number of properties acquired	4	2
Number of outparcels acquired(1)	1	3
Contract price	$169,342	$40,190
Total price of acquisitions(2)	170,186	40,459
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
DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table highlights our property dispositions (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Number of properties sold(1)	3	13
Number of outparcels sold(2)	2	1
Contract price	$28,342	$125,247
Proceeds from sale of real estate, net(3)	27,077	119,638
Gain on sale of property, net(4)	4,161	18,713
(1)We retained an outparcel for one property sold during the six months ended June 30, 2021, and therefore the sale did not result in a reduction in our total property count.
(2)During the six months ended June 30, 2021, the one outparcel sale included the only remaining portion of a property we previously owned; therefore, the sale resulted in a reduction in our total property count.
(3)Total proceeds from sale of real estate, net includes closing costs and credits.
(4)During the six months ended June 30, 2021, Gain on Disposal of Property, Net on the consolidated statements of operations includes miscellaneous write-off activity, which is not included in gain on sale of property, net, presented above.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	36

DISTRIBUTIONS—We paid 2022 monthly distributions of $0.09 per share, or $1.08 annualized, for each month beginning January 2022 through July 2022. On August 3, 2022, our Board authorized a distribution for August 2022 of $0.09 per share to the stockholders of record at the close of business on August 15, 2022. OP unit holders will receive distributions at the same rate as common stockholders, subject to certain withholdings.
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
CASH FLOW ACTIVITIES—As of June 30, 2022, we had cash and cash equivalents and restricted cash of $43.7 million, a net cash decrease of $71.8 million during the six months ended June 30, 2022.
Below is a summary of our cash flow activity (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change(1)
Net cash provided by operating activities	$142,499	$129,897	$12,602	9.7%
Net cash (used in) provided by investing activities	(185,893)	49,837	(235,730)	NM
Net cash used in financing activities	(28,448)	(200,270)	171,822	85.8%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. The increase in property operations was primarily due to a $9.3 million, or 5.5%, improvement in same center NOI as compared to the same period in 2021, and the execution of our acquisition strategy. During the six months ended June 30, 2022, we had a net cash outlay of $3.7 million from changes in working capital as compared to a net cash inflow of $2.1 million during the same period in 2021. This change was primarily driven by higher bonus payments, lower receivables collections due to the stabilization of collections in 2022 compared to the recovery of prior year receivables in 2021, and the timing of interest payments, partially offset by the timing of real estate tax payments.
•Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $7.2 million for the six months ended June 30, 2022, an increase of $2.6 million as compared to the same period in 2021. The increase in fees and management income was primarily due to our joint venture with NRP from which we recognized income of $2.7 million related to NRP’s achievement of certain performance targets.
•Cash paid for interest—During the six months ended June 30, 2022, we paid $34.1 million for interest, a decrease of $2.7 million over the same period in 2021, primarily due to our debt activity in 2021, including early repayments of debt outstanding.
INVESTING ACTIVITIES—Our net cash (used in) provided by investing activities was primarily impacted by the following:
•Real estate acquisitions—During the six months ended June 30, 2022, our acquisitions resulted in a total cash outlay of $170.2 million, as compared to a total cash outlay of $40.5 million during the same period in 2021.
•Real estate dispositions—During the six months ended June 30, 2022, our dispositions resulted in a net cash inflow of $27.1 million, as compared to a net cash inflow of $119.6 million during the same period in 2021.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the six months ended June 30, 2022, we paid $42.9 million for capital expenditures, an increase of $12.7 million over the same period in 2021, primarily due to an increase in tenant improvements owing largely to our leasing volume during 2022 and 2021.
FINANCING ACTIVITIES—Our net cash used in financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the six months ended June 30, 2022, we had $20.6 million in net repayment of debt primarily as a result of early repayments of mortgage loans, partially offset by our net borrowings under our revolving credit facility. During the six months ended June 30, 2021, we had net payments of $66.2 million, primarily as a result of early repayments of mortgage loans.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	37

•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $14.6 million for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to an increase in shares of common stock outstanding as a result of our underwritten IPO.
•Issuance of common stock—During the six months ended June 30, 2022, we issued 1.9 million shares of our common stock under the ATM program for net proceeds of $63.0 million, after approximately $0.6 million in commissions.
•Share repurchases—Cash outflows for share repurchases decreased by $77.8 million for the six months ended June 30, 2022 as compared to the same period in 2021, primarily as a result of a tender offer which was settled in January 2021.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	38

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
UNREGISTERED SALE OF SECURITIES—During the three months ended June 30, 2022, we issued an aggregate of approximately 72,000 shares of common stock in redemption of approximately 72,000 OP units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASES—We did not have a publicly announced repurchase plan in effect during the three months ended June 30, 2022. The table below summarizes other repurchases of our common stock made during the three months ended June 30, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program
April 2022	—	$—	—	N/A
May 2022(1)	3,150	34.99	—	N/A
June 2022	—	—	—	N/A
(1)Represents common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan which were repurchased at an aggregate purchase price of approximately $0.1 million (average price of $34.99 per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	39

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1		Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended	Form 10-Q, filed May 5, 2022, Exhibit 3.1
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
10.1
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and PNC Bank, National Association as administrative agent, dated July 2, 2021
Form 8-K, filed July 2, 2021, Exhibit 10.1
10.2
First Amendment to the Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and PNC Bank, National Association as administrative agent, dated May 20, 2022.
Form 8-K, filed May 20, 2022, Exhibit 10.1
22.1	*	List of Issuers of Guaranteed Securities
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: August 4, 2022	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ John P. Caulfield
John P. Caulfield
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY JUNE 30, 2022 FORM 10-Q	41