Form 10-Q
period 2022-09-30
Phillips Edison & Company, Inc.
filed 2022-11-03
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☑	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 117.1 million shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 31, 2022.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021
(Condensed and Unaudited)
(In thousands, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Investment in real estate:
Land and improvements	$1,656,666	$1,586,993
Building and improvements	3,539,035	3,355,433
In-place lease assets	470,184	452,504
Above-market lease assets	72,294	68,736
Total investment in real estate assets	5,738,179	5,463,666
Accumulated depreciation and amortization	(1,272,653)	(1,110,426)
Net investment in real estate assets	4,465,526	4,353,240
Investment in unconsolidated joint ventures	27,601	31,326
Total investment in real estate assets, net	4,493,127	4,384,566
Cash and cash equivalents	4,789	92,585
Restricted cash	19,657	22,944
Goodwill	29,066	29,066
Other assets, net	183,774	138,050
Real estate investments and other assets held for sale	—	1,557
Total assets	$4,730,413	$4,668,768

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,872,939	$1,891,722
Below-market lease liabilities, net	108,548	107,526
Earn-out liability	—	52,436
Derivative liabilities	—	24,096
Deferred income	21,586	19,145
Accounts payable and other liabilities	112,433	97,229
Liabilities of real estate investments held for sale	—	288
Total liabilities	2,115,506	2,192,442
Commitments and contingencies (see Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 117,084 shares issued and outstanding at September 30, 2022; 650,000 shares authorized, 19,550 shares issued and outstanding at December 31, 2021	1,170	196
Class B common stock, $0.01 par value per share, zero shares authorized, issued, and outstanding at September 30, 2022; 350,000 shares authorized, 93,665 shares issued and outstanding at December 31, 2021	—	936
Additional paid-in capital (“APIC”)	3,381,638	3,264,038
Accumulated other comprehensive income (loss) (“AOCI”)	21,123	(24,819)
Accumulated deficit	(1,150,337)	(1,090,837)
Total stockholders’ equity	2,253,594	2,149,514
Noncontrolling interests	361,313	326,812
Total equity	2,614,907	2,476,326
Total liabilities and equity	$4,730,413	$4,668,768

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$142,857	$128,826	$418,835	$386,784
Fees and management income	2,081	2,435	9,323	7,095
Other property income	716	1,073	2,175	1,906
Total revenues	145,654	132,334	430,333	395,785
Operating Expenses:
Property operating	23,089	21,608	69,261	65,784
Real estate taxes	18,041	16,375	52,005	49,762
General and administrative	10,843	11,627	33,751	32,905
Depreciation and amortization	60,013	53,901	178,008	165,829
Impairment of real estate assets	—	698	—	6,754
Total operating expenses	111,986	104,209	333,025	321,034
Other:
Interest expense, net	(17,569)	(18,570)	(52,895)	(57,765)
(Loss) gain on disposal of property, net	(10)	14,093	4,151	31,678
Other expense, net	(3,916)	(7,086)	(9,738)	(25,595)
Net income	12,173	16,562	38,826	23,069
Net income attributable to noncontrolling interests	(1,135)	(1,929)	(4,181)	(2,739)
Net income attributable to stockholders	$11,038	$14,633	$34,645	$20,330
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 10)	$0.09	$0.13	$0.30	$0.21

Comprehensive income:
Net income	$12,173	$16,562	$38,826	$23,069
Other comprehensive income:
Change in unrealized value on interest rate swaps	14,008	4,488	51,415	19,981
Comprehensive income	26,181	21,050	90,241	43,050
Net income attributable to noncontrolling interests	(1,135)	(1,929)	(4,181)	(2,739)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	(1,513)	(562)	(5,750)	(2,471)
Reallocation of comprehensive income (loss) upon conversion of noncontrolling interests	57	—	277	(10)
Comprehensive income attributable to stockholders	$23,590	$18,559	$80,587	$37,830

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2022 and 2021
	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2021	—	$—	93,640	$2,808	$2,749,680	$(38,732)	$(1,041,617)	$1,672,139	$323,249	$1,995,388
Issuance of common stock	19,550	196	—	—	547,205	—	—	547,401	—	547,401
Offering costs, discounts, and commissions	—	—	—	—	(39,042)	—	—	(39,042)	—	(39,042)
Change in unrealized value on interest rate swaps	—	—	—	—	—	3,926	—	3,926	562	4,488
Common distributions declared, $0.255 per share	—	—	—	—	—	—	(27,499)	(27,499)	—	(27,499)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,536)	(3,536)
Share-based compensation	—	—	23	(1)	1,871	—	—	1,870	2,116	3,986
Impact of reverse stock split	—	—	—	(1,871)	1,871	—	—	—	—	—
Net income	—	—	—	—	—	—	14,633	14,633	1,929	16,562
Balance at September 30, 2021	19,550	$196	93,663	$936	$3,261,585	$(34,806)	$(1,054,483)	$2,173,428	$324,320	$2,497,748

Balance at July 1, 2022	115,782	$1,157	—	$—	$3,341,646	$8,571	$(1,129,151)	$2,222,223	$372,422	$2,594,645
Issuance of common stock	773	8	—	—	26,409	—	—	26,417	—	26,417
Offering costs, discounts, and commissions	—	—	—	—	(348)	—	—	(348)	—	(348)
Change in unrealized value on interest rate swaps	—	—	—	—	—	12,495	—	12,495	1,513	14,008
Common distributions declared, $0.2733 per share	—	—	—	—	—	—	(32,224)	(32,224)	—	(32,224)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,932)	(3,932)
Share-based compensation	1	—	—	—	2,384	—	—	2,384	1,784	4,168
Conversion of noncontrolling interests	528	5	—	—	11,547	57	—	11,609	(11,609)	—
Net income	—	—	—	—	—	—	11,038	11,038	1,135	12,173
Balance at September 30, 2022	117,084	$1,170	—	$—	$3,381,638	$21,123	$(1,150,337)	$2,253,594	$361,313	$2,614,907

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30, 2022 and 2021
	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	—	$—	93,279	$2,798	$2,739,358	$(52,306)	$(999,491)	$1,690,359	$325,570	$2,015,929
Issuance of common stock	19,550	196	—	—	547,205	—	—	547,401	—	547,401
Offering costs, discounts, and commissions	—	—	—	—	(39,042)	—	—	(39,042)	—	(39,042)
Dividend reinvestment plan (“DRIP”)	—	—	280	8	7,360	—	—	7,368	—	7,368
Share repurchases	—	—	(24)	—	(123)	—	—	(123)	—	(123)
Change in unrealized value on interest rate swaps	—	—	—	—	—	17,510	—	17,510	2,471	19,981
Common distributions declared, $0.765 per share	—	—	—	—	—	—	(75,322)	(75,322)	—	(75,322)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(10,315)	(10,315)
Share-based compensation	—	—	100	1	4,298	—	—	4,299	4,532	8,831
Conversion of noncontrolling interests	—	—	28	—	687	(10)	—	677	(677)	—
Impact of reverse stock split	—	—	—	(1,871)	1,871	—	—	—	—	—
Other	—	—	—	—	(29)	—	—	(29)	—	(29)
Net income	—	—	—	—	—	—	20,330	20,330	2,739	23,069
Balance at September 30, 2021	19,550	$196	93,663	$936	$3,261,585	$(34,806)	$(1,054,483)	$2,173,428	$324,320	$2,497,748

Balance at January 1, 2022	19,550	$196	93,665	$936	$3,264,038	$(24,819)	$(1,090,837)	$2,149,514	$326,812	$2,476,326
Conversion of Class B common stock	93,665	936	(93,665)	(936)	—	—	—	—	—	—
Issuance of common stock	2,633	26	—	—	90,098	—	—	90,124	—	90,124
Offering costs, discounts, and commissions	—	—	—	—	(1,090)	—	—	(1,090)	—	(1,090)
Change in unrealized value on interest rate swaps	—	—	—	—	—	45,665	—	45,665	5,750	51,415
Common distributions declared, $0.8133 per share	—	—	—	—	—	—	(94,145)	(94,145)	—	(94,145)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,149)	(12,149)
Share-based compensation	103	1	—	—	3,859	—	—	3,860	7,495	11,355
Conversion of noncontrolling interests	1,133	11	—	—	24,733	277	—	25,021	(25,021)	—
Settlement of earn-out liability	—	—	—	—	—	—	—	—	54,245	54,245
Net income	—	—	—	—	—	—	34,645	34,645	4,181	38,826
Balance at September 30, 2022	117,084	$1,170	—	$—	$3,381,638	$21,123	$(1,150,337)	$2,253,594	$361,313	$2,614,907

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,826	$23,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	175,305	162,979
Impairment of real estate assets	—	6,754
Depreciation and amortization of corporate assets	2,703	2,850
Net amortization of above- and below-market leases	(3,161)	(2,633)
Amortization of deferred financing expenses	2,516	3,581
Amortization of debt and derivative adjustments	1,838	1,133
Gain on disposal of property, net	(4,151)	(31,678)
Change in fair value of earn-out liability	1,809	23,000
Straight-line rent	(9,086)	(6,884)
Share-based compensation	11,355	8,831
Return on investment in unconsolidated joint ventures	1,247	1,520
Other	297	1,213
Changes in operating assets and liabilities:
Other assets, net	(8,620)	(7,470)
Accounts payable and other liabilities	17,885	12,048
Net cash provided by operating activities	228,763	198,313
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(229,895)	(88,954)
Capital expenditures	(74,348)	(49,315)
Proceeds from sale of real estate, net	27,286	180,340
Investment in third parties	—	(3,000)
Return of investment in unconsolidated joint ventures	3,682	4,278
Investment in marketable securities	(3,000)	(5,514)
Net cash (used in) provided by investing activities	(276,275)	37,835
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	282,000	9,000
Payments on revolving credit facility	(227,000)	(9,000)
Proceeds from loans payable	—	480,000
Payments on mortgages and loans payable	(80,628)	(1,077,422)
Distributions paid, net of DRIP	(94,118)	(75,669)
Distributions to noncontrolling interests	(12,859)	(11,344)
Proceeds from issuance of common stock	90,124	547,401
Payment of offering costs	(1,090)	(39,042)
Repurchases of Class B common stock	—	(77,765)
Other	—	(29)
Net cash used in financing activities	(43,571)	(253,870)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(91,083)	(17,722)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	115,529	131,937
End of period	$24,446	$114,215

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$4,789	$24,455
Restricted cash	19,657	89,760
Cash, cash equivalents, and restricted cash at end of period	$24,446	$114,215

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$47,352	$53,463
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Settlement of earn-out liability	54,245	—
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	—	239
Accrued capital expenditures	6,887	4,075
Change in distributions payable	27	(7,715)
Change in distributions payable - noncontrolling interests	(710)	(1,029)
Change in accrued share repurchase obligation	—	(77,642)
Distributions reinvested	—	7,368

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	7

Phillips Edison & Company, Inc.
Notes to Consolidated Financial Statements
(Condensed and Unaudited)
As of and for the period ended September 30, 2022

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
We are a real estate investment trust (“REIT”) that invests primarily in omni-channel grocery-anchored neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to two unconsolidated institutional joint ventures, in which we have a partial ownership interest, and one private fund (collectively, the “Managed Funds”) as of September 30, 2022.
As of September 30, 2022, we wholly-owned 270 real estate properties. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture that owned 20 properties.
In May 2022, we sold the final property in our joint venture with Necessity Retail Partners (“NRP”), in which we own a 20% interest. We recognized no income during the three months ended September 30, 2022 and $2.7 million in income during the nine months ended September 30, 2022 related to NRP’s achievement of certain performance targets, which is included in Fees and Management Income in our consolidated statements of operations and comprehensive income (“consolidated statements of operations”).
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
There were no changes to our significant accounting policies during the nine months ended September 30, 2022, except for those discussed below. For a full summary of our significant accounting policies, refer to our 2021 Annual Report on Form 10-K, filed with the SEC on February 16, 2022.
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2021, which are included in our 2021 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results expected for the full year.
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
The basis of presentation of our shares of common stock is described as follows:
•Reverse Stock Split—On July 2, 2021, our board of directors (the “Board”) approved an amendment to our charter to effect a one-for-three reverse stock split. Concurrent with the reverse split, the Operating Partnership enacted a one-

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	8

for-three reverse split of its outstanding Operating Partnership units (“OP units”). Unless otherwise indicated, the information in this Form 10-Q gives effect to the reverse stock and OP unit splits (see Note 9).
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
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized an insignificant amount of federal, state, and local income tax expense for the three and nine months ended September 30, 2022 and 2021, and we retain a full valuation allowance for our net deferred tax asset. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations.
Newly Adopted Accounting Pronouncements—There were no newly adopted accounting pronouncements during the nine months ended September 30, 2022 that impacted the Company.
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental income related to fixed lease payments(1)	$105,252	$95,080	$309,925	$284,531
Rental income related to variable lease payments(1)(2)	32,545	29,919	95,443	88,774
Straight-line rent amortization(3)	3,752	2,365	8,617	6,627
Amortization of lease assets	1,059	898	3,113	2,602
Lease buyout income	221	560	2,362	3,138
Adjustments for collectibility(4)	28	4	(625)	1,112
Total rental income	$142,857	$128,826	$418,835	$386,784
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
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of September 30, 2022, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, are as follows (in thousands):

Year	Amount
Remaining 2022	$102,503
2023	412,634
2024	364,652
2025	307,774
2026	243,613
Thereafter	626,853
Total	$2,058,029
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of September 30, 2022. As of September 30, 2022, our wholly-owned real estate investments in Florida and California represented 11.7% and 10.6% of our

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	9

ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events in the Florida and California real estate markets (See “Hurricane Ian” in Note 4).

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Number of properties acquired	5	4
Number of outparcels acquired(1)	3	3
Contract price	$228,842	$88,451
Total price of acquisitions(2)	229,895	88,954
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)Total price of acquisitions includes closing costs and credits.
The aggregate purchase price of the assets acquired during the nine months ended September 30, 2022 and 2021 were allocated as follows (in thousands):

	September 30, 2022	September 30, 2021
ASSETS
Land and improvements	$71,564	$35,173
Building and improvements	144,988	52,105
In-place lease assets	19,296	8,728
Above-market lease assets	3,814	198
Total assets	239,662	96,204

LIABILITIES
Below-market lease liabilities	9,767	7,250
Total liabilities	9,767	7,250

Net assets acquired	$229,895	$88,954
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the nine months ended September 30, 2022 and 2021 are as follows (in years):

	September 30, 2022	September 30, 2021
Acquired in-place leases	11	10
Acquired above-market leases	9	5
Acquired below-market leases	19	17

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	10

Property Dispositions—The following table summarizes our real estate disposition activity (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Number of properties sold(1)	3	20
Number of outparcels sold(2)(3)	3	3
Contract Price	$28,737	$188,252
Proceeds from sale of real estate, net(4)	27,286	180,340
Gain on sale of property, net(5)	4,151	33,121

(1)We retained an outparcel for one property sold during the nine months ended September 30, 2021, and therefore the sale did not result in a reduction in our total property count.
(2)During the nine months ended September 30, 2021, our outparcel sales included: (i) the only remaining portion of one of our properties, which resulted in a reduction in our total property count; and (ii) an undeveloped parcel of land, as well as an outparcel adjacent to one of our centers, neither of which resulted in a reduction in our total property count.
(3)In addition to the three outparcels sold during the nine months ended September 30, 2021, a tenant at one of our properties exercised a bargain purchase option to acquire a parcel of land that we previously owned. This generated minimal proceeds for us.
(4)Total proceeds from sale of real estate, net includes closing costs and credits.
(5)During the nine months ended September 30, 2021, (Loss) Gain on Disposal of Property, Net on the consolidated statements of operations includes miscellaneous write-off activity, which is not included in gain on sale of property, net, presented above.
Hurricane Ian - On September 28, 2022, Hurricane Ian struck the southeast United States and caused various amounts of damage to our properties located in the region. While we are still in the process of finalizing the damages sustained to the properties, we expect to collect insurance proceeds of $1.1 million (net of a deductible of $1.9 million) equal to the replacement cost of the damaged property. As of September 30, 2022, we have recorded gross cumulative accelerated depreciation of $3.0 million, which has been reduced by expected insurance recoveries, for damages sustained to the properties. We have also recognized a receivable for estimated insurance recoveries in excess of the deductible. As of September 30, 2022, we have received no insurance recoveries and have a receivable balance of $1.1 million, which is recorded in Other Assets, Net on our consolidated balance sheets.

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of September 30, 2022 and December 31, 2021, excluding amounts related to assets classified as held for sale (in thousands):

	September 30, 2022	December 31, 2021
Other assets, net:
Deferred leasing commissions and costs	$48,060	$44,968
Deferred financing expenses(1)	8,984	4,898
Office equipment, including capital lease assets, and other	27,978	24,823
Corporate intangible assets	6,705	6,706
Total depreciable and amortizable assets	91,727	81,395
Accumulated depreciation and amortization	(46,842)	(41,236)
Net depreciable and amortizable assets	44,885	40,159
Accounts receivable, net(2)	33,439	36,762
Accounts receivable - affiliates	483	711
Deferred rent receivable, net(3)	49,006	40,212
Derivative assets	26,319	—
Prepaid expenses and other	19,359	11,655
Investment in third parties	3,000	3,000
Investment in marketable securities	7,283	5,551
Total other assets, net	$183,774	$138,050
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $3.7 million and $3.5 million of general reserves for uncollectible amounts as of September 30, 2022 and December 31, 2021, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $6.3 million and $9.2 million as of September 30, 2022 and December 31, 2021, respectively.
(3)Net of $4.3 million and $4.7 million of receivables removed as of September 30, 2022 and December 31, 2021, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	11

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which include the effect of derivative financial instruments, for our debt obligations as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Interest Rate(1)	September 30, 2022	December 31, 2021
Revolving credit facility	SOFR + 1.2%	$55,000	$—
Term loans(2)	2.5% - 4.2%	955,000	955,000
Senior unsecured notes due 2031	2.6%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.4%	134,419	213,316
Finance lease liability		620	766
Discount on notes payable		(7,172)	(7,680)
Assumed market debt adjustments, net		(1,353)	(1,530)
Deferred financing expenses, net		(8,575)	(13,150)
Total		$1,872,939	$1,891,722

Weighted-average interest rate(3)		3.3%	3.3%
(1)Interest rates are as of September 30, 2022.
(2)Our term loans carry an interest rate of LIBOR or SOFR plus a spread. While most of the rates are fixed through the use of swaps, a portion of these loans are not subject to a swap, and thus are still indexed to LIBOR or SOFR, as applicable.
(3)Includes the effects of derivative financial instruments (see Notes 7 and 12).
2022 Debt Activity—In May 2022, we amended our credit facility agreement (the “Amendment”) to, among other things, increase the total amount available under our unsecured revolving credit facility from $500 million to $800 million. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions. The unsecured revolving credit facility is scheduled to mature in January 2026, extendable at our option to January 2027. In addition to expanding the borrowing capacity, the Amendment replaces the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate for the unsecured revolving credit facility and the two $240 million senior unsecured term loan tranches, maturing in November 2025 and July 2026. In August 2022, we amended two of our interest rate swaps with a total notional amount of $430 million to replace LIBOR with SOFR as the benchmark interest rate in conjunction with the Amendment (see Note 7).
During the nine months ended September 30, 2022, we executed early repayments of $74.9 million in mortgage debt.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of September 30, 2022 and December 31, 2021 is summarized below (in thousands):

	September 30, 2022	December 31, 2021
As to interest rate:
Fixed-rate debt(1)	$1,635,039	$1,889,082
Variable-rate debt	255,000	25,000
Total	$1,890,039	$1,914,082
As to collateralization:
Unsecured debt	$1,360,000	$1,305,000
Secured debt	530,039	609,082
Total	$1,890,039	$1,914,082
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of September 30, 2022, $755 million in variable rate debt is hedged to a fixed rate for a weighted-average period of 1.8 years.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	12

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $15.4 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
In May 2022, we replaced LIBOR with SOFR as the benchmark interest rate for the two $240 million senior unsecured term loan tranches, maturing in November 2025 and July 2026. In accordance with ASC Topic 848, Reference Rate Reform (“ASC 848”), we elected not to dedesignate our LIBOR denominated interest rate swaps related to this hedged debt. As a result of this change in the benchmark rate of the two senior unsecured term loans, in August 2022, we amended two of our interest rate swaps with a total notional amount of $430 million to change the benchmark interest rate from LIBOR to SOFR. As a result of these amendments, we have elected to apply practical expedients in accordance with ASC 848 related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt and derivative contracts.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022		December 31, 2021
	SOFR Swaps	LIBOR Swaps	LIBOR Swaps
Count	2	2	5
Notional amount	$430,000	$325,000	$930,000
Fixed interest rate	1.2% - 2.1%	2.2% - 2.9%	1.3% - 2.9%
Maturity date	2023-2024	2024-2025	2022-2025
Weighted-average term (in years)	1.4	2.4	1.9
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amount of gain (loss) recognized in Other Comprehensive Income	$14,084	$(417)	$44,063	$5,397
Amount of (gain) loss reclassified from AOCI into Interest Expense, Net	(76)	4,905	7,352	14,584
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of September 30, 2022, there were no derivatives with a fair value in a net liability position, which would include accrued interest but exclude any adjustment for nonperformance risk related to these agreements.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	13

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
As of September 30, 2022, we had four letters of credit outstanding totaling approximately $11.2 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of the Board. Our charter does not provide for cumulative voting in the election of directors.
At-the-Market Offering (“ATM”)—On February 10, 2022, we and the Operating Partnership entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three months ended September 30, 2022, we issued 0.8 million shares of our common stock under the ATM program for net proceeds of $26.2 million, after approximately $0.3 million in commissions. During the nine months ended September 30, 2022, we issued 2.6 million shares of our common stock under the ATM program for net proceeds of $89.2 million, after approximately $0.9 million in commissions. As of September 30, 2022, $159.9 million of common stock remained available for issuance under the ATM program.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	14

Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to September 30, 2022 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
September	9/16/2022	10/3/2022	$0.0933	$12,202
October	10/17/2022	11/1/2022	0.0933	12,202
On November 2, 2022, our Board authorized a distribution for November and December 2022, as well as January 2023, of $0.0933 per share to the stockholders of record at the close of business on November 15, 2022, December 15, 2022, and January 17, 2023, respectively. OP unit holders will receive distributions at the same rate as common stockholders, subject to certain withholdings.
Convertible Noncontrolling Interests—As of September 30, 2022 and December 31, 2021, we had approximately 14.0 million and 13.4 million outstanding OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of September 30, 2022 and December 31, 2021 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
On January 18, 2022, we issued approximately 1.6 million OP units in full settlement of the earn-out liability (see note 12).
The table below is a summary of our OP unit activity for the three and nine months ended September 30, 2022 and 2021 (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OP units converted into shares of common stock(1)	528	—	1,133	28
Distributions paid on OP units(2)	$3,932	$3,536	$12,149	$10,315
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
On August 3, 2022, our Board approved a new share repurchase program of up to $250.0 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.

10. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing Net Income Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	15

The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to stockholders - basic	$11,038	$14,633	$34,645	$20,330
Net income attributable to convertible OP units(1)	1,135	1,929	4,181	2,739
Net income - diluted	$12,173	$16,562	$38,826	$23,069
Denominator:
Weighted-average shares - basic	116,760	108,997	114,833	98,761
OP units(1)	14,289	13,388	14,462	13,371
Dilutive restricted stock awards	544	188	510	185
Adjusted weighted-average shares - diluted	131,593	122,573	129,805	112,317
Earnings per common share:
Basic and diluted income per share	$0.09	$0.13	$0.30	$0.21
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Recurring fees(1)	$943	$1,040	$3,013	$3,268
Realized performance income(2)	—	—	2,742	—
Transactional revenue and reimbursements(3)	306	573	1,147	1,502
Insurance premiums(4)	832	822	2,421	2,325
Total fees and management income	$2,081	$2,435	$9,323	$7,095
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
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership has agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of September 30, 2022, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $137.9 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	16

Other Related Party Matters— As of September 30, 2022, we were the limited guarantor of a $175 million mortgage loan secured by GRP I properties. Our guaranty for the GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with GRP I in which any potential liability under such guarantee will be apportioned between us and GRP I based on our respective ownership percentages in the joint venture. We have no liability recorded on our consolidated balance sheets for the guaranty as of September 30, 2022 and December 31, 2021.

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
The following is a summary of borrowings as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$55,000	$55,000	$—	$—
Term loans	947,769	956,036	943,127	955,919
Senior unsecured notes due 2031	342,828	253,106	342,320	344,099
Secured portfolio loan facilities	391,973	339,974	391,612	394,356
Mortgages(2)	135,369	133,175	214,663	221,741
Total	$1,872,939	$1,737,291	$1,891,722	$1,916,115
(1)As of September 30, 2022 and December 31, 2021, respectively, recorded principal balances include: (i) net deferred financing fees of $8.6 million and $13.2 million; (ii) assumed market debt adjustments of $1.4 million and $1.5 million; and (iii) notes payable discounts of $7.2 million and $7.7 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities, earn-out liability, and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the nine months ended September 30, 2022 and the year ended December 31, 2021 were as follows (in thousands):

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities	$7,283	$—	$—	$5,551	$—	$—
Derivative assets(1)	—	26,319	—	—	—	—
Derivative liabilities	—	—	—	—	(24,096)	—
Earn-out liability	—	—	—	—	(52,436)	—
Nonrecurring
Impaired real estate assets, net(2)	$—	$—	$—	$—	$24,000	$—
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	17

Derivative Instruments—As of September 30, 2022 and December 31, 2021, we had interest rate swaps that fixed LIBOR or SOFR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2022 and December 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—As part of our acquisition of Phillips Edison Limited Partnership (“PELP”) in 2017, an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. On January 11, 2022, we finalized the fair value of the earn-out liability based on our share price and issued approximately 1.6 million OP units in full settlement of the liability with a value of $54.2 million. Changes in the fair value of the earn-out liability were recorded to Other Expense, Net in the consolidated statements of operations. We recorded no expense for the three months ended September 30, 2022 and $5.0 million in expense for the three months ended September 30, 2021. We recorded expense of $1.8 million and $23.0 million, respectively, for the nine months ended September 30, 2022 and September 30, 2021.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. There were no impairment charges recorded during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, we impaired assets that were under contract at a disposition price that was less than carrying value, or that had other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds, which we consider to be a Level 2 input in the fair value hierarchy.
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
We recorded the following expense upon impairment of real estate assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Impairment of real estate assets	$—	$698	$—	$6,754

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	18

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	19

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	20

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
As of September 30, 2022, we owned equity interests in 290 shopping centers, including 270 wholly-owned shopping centers and 20 shopping centers owned through one unconsolidated joint venture, which comprised approximately 33.3 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to the Managed Funds.
In May 2022, we sold the final property in our joint venture with NRP, in which we own a 20% interest. We recognized no income during the three months ended September 30, 2022 and $2.7 million in income during the nine months ended September 30, 2022 related to NRP’s achievement of certain performance targets, which is included in Fees and Management Income in our consolidated statements of operations.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of September 30, 2022 and 2021 (dollars and square feet in thousands):

	September 30, 2022	September 30, 2021
Number of properties	270	267
Number of states	31	31
Total square feet	31,098	30,443
ABR	$429,005	$388,272
% ABR from omni-channel grocery-anchored shopping centers	97.1%	96.3%
Leased occupancy %:
Total portfolio spaces	97.1%	95.6%
Anchor spaces	98.9%	97.6%
Inline spaces	93.6%	91.9%
Average remaining lease term (in years)(1)	4.5	4.6
(1)The average remaining lease term in years excludes future options to extend the term of the lease.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	21

The following table details information for our unconsolidated joint venture as of September 30, 2022, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	September 30, 2022
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
GRP I	14%	20	$30,356	2,209
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations, excluding our Neighbors who are occupying space on a temporary basis, after September 30, 2022 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture:

$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$2.8
$6.0
$42.6
$58.9
$62.0
$66.3
$58.5
$37.2
$24.6
$18.6
$18.7
$37.0
MTM (53)
2022 (141)
2023 (671)
2024 (805)
2025 (754)
2026 (826)
2027 (733)
2028 (368)
2029 (203)
2030 (149)
2031 (176)
2032+ (288)
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
See “Results of Operations - Leasing Activity” below for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	22

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture, by Neighbor type as of September 30, 2022:

Leased Square Feet
by Neighbor Type
National &
Regional:
36.0%
Grocery:
47.2%
Local: 16.8%

ABR
by Neighbor Type
Grocery:
32.7%
National &
Regional:
41.8%
Local:
25.5%

The following charts present the composition of our portfolio by Neighbor industry as of September 30, 2022:

Leased Square Feet by Neighbor Industry

Grocery: 47.2%
Retail Stores: 24.6%
Services: 18.6%
Restaurant: 9.6%

ABR
by Neighbor Industry

Retail Stores: 22.6%
Services: 27.3%
Restaurant: 17.4%
Grocery: 32.7%

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	23

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
TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture, as of September 30, 2022 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$27,451	6.3%	3,366	11.0%	61
Publix	23,623	5.5%	2,314	7.6%	57
Albertsons	18,232	4.2%	1,709	5.6%	31
Ahold Delhaize	17,662	4.1%	1,249	4.1%	23
Walmart	8,932	2.1%	1,770	5.8%	13
Giant Eagle	7,810	1.8%	828	2.7%	12
Sprouts Farmers Market	6,494	1.5%	421	1.4%	14
TJX Companies	6,030	1.4%	516	1.7%	18
Dollar Tree	3,711	0.9%	352	1.2%	37
Raley's	3,672	0.8%	248	0.8%	4
SUPERVALU	3,244	0.7%	336	1.1%	5
Subway Group	2,589	0.6%	100	0.3%	70
Lowe's	2,469	0.6%	369	1.2%	4
Anytime Fitness, Inc.	2,461	0.6%	151	0.5%	31
Starbucks Corporation	2,250	0.5%	51	0.2%	30
Kohl's Corporation	2,241	0.5%	365	1.2%	4
Office Depot	2,237	0.5%	179	0.6%	8
Food 4 Less (PAQ)	2,215	0.5%	119	0.4%	2
Save Mart	2,174	0.5%	258	0.8%	5
Petco Animal Supplies, Inc.	2,136	0.5%	127	0.4%	11
Total	$147,633	34.1%	14,828	48.6%	440
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, in the event that a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES—The COVID-19 pandemic resulted in reduced revenues beginning with the second quarter of 2020 through early 2021. Our collections returned to pre-COVID levels during the second half of 2021 and have remained strong throughout 2022. As of September 30, 2022, our Neighbors currently being accounted for on a cash basis represented approximately 4% of portfolio ABR. We believe our collections have stabilized, which will reduce volatility in our earnings during 2022 as compared to 2021.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	24

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Three Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2022	2021	$	%(1)
Revenues:
Rental income	$142,857	$128,826	$14,031	10.9%
Fees and management income	2,081	2,435	(354)	(14.5)%
Other property income	716	1,073	(357)	(33.3)%
Total revenues	145,654	132,334	13,320	10.1%
Operating Expenses:
Property operating	23,089	21,608	(1,481)	(6.9)%
Real estate taxes	18,041	16,375	(1,666)	(10.2)%
General and administrative	10,843	11,627	784	6.7%
Depreciation and amortization	60,013	53,901	(6,112)	(11.3)%
Impairment of real estate assets	—	698	698	NM
Total operating expenses	111,986	104,209	(7,777)	(7.5)%
Other:
Interest expense, net	(17,569)	(18,570)	1,001	5.4%
(Loss) gain on disposal of property, net	(10)	14,093	(14,103)	(100.1)%
Other expense, net	(3,916)	(7,086)	3,170	44.7%
Net income	12,173	16,562	(4,389)	(26.5)%
Net income attributable to noncontrolling interests	(1,135)	(1,929)	794	41.2%
Net income attributable to stockholders	$11,038	$14,633	$(3,595)	(24.6)%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 255 properties that were owned and operational prior to January 1, 2021. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing to real estate asset activity occurring after December 31, 2020, which includes 26 properties disposed of and 14 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended September 30, 2022 and 2021:
Rental Income increased $14.0 million primarily as follows:
•$6.8 million increase related to our same-center portfolio as follows:
▪$4.8 million increase primarily due to a $0.37 increase in average minimum rent PSF and a 1.6% improvement in average occupancy; and
▪$0.9 million increase owing largely to an increase in recoverable income attributable to an increase in common area maintenance spending and the 1.6% improvement in average occupancy; and
▪$1.1 million increase primarily due to lower reserves as a result of a decrease in Neighbors we have identified as a credit risk.
•$7.3 million increase primarily related to our acquisition and disposition activity.
Property Operating Expenses increased $1.5 million primarily as follows:
•$0.6 million increase from our same-center portfolio and corporate operating activities primarily due to an increase in recoverable expenses attributed to higher common area maintenance costs, as compared to 2021; and
•$0.9 million increase primarily due to our acquisition activity.
Real Estate Tax Expenses:
•The $1.7 million increase in real estate tax expenses is primarily due to our acquisition activity.
General and Administrative Expenses decreased $0.8 million primarily as follows:
•$0.4 million decrease primarily due to lower third-party consultant and custodial costs; and
•$0.4 million decrease primarily related to savings in premiums for directors and officers insurance.
Depreciation and Amortization:

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	25

•The $6.1 million increase in depreciation and amortization is primarily due to the execution of our acquisition strategy, investment in improvements to our Neighbor spaces, and accelerated depreciation related to damage sustained at our properties as a result of Hurricane Ian.
Interest Expense, Net:
•The $1.0 million decrease was primarily due to lower loss on extinguishment or modification of debt, partially offset by increased debt outstanding in 2022. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended September 30,
	2022	2021
Interest on unsecured term loans and senior notes, net	$10,492	$8,913
Interest on secured debt	5,080	6,049
Interest on revolving credit facility, net	443	237
Non-cash amortization and other	1,558	1,697
(Gain) loss on extinguishment or modification of debt and other, net(1)	(4)	1,674
Interest expense, net	$17,569	$18,570

Weighted-average interest rate as of end of period	3.3%	3.3%
Weighted-average term (in years) as of end of period	4.6	4.2
(1)Includes defeasance fees related to early repayments of debt.
(Loss) Gain on Disposal of Property, Net:
•The $14.1 million decrease was primarily related to the sale of one outparcel with an insignificant net loss during the three months ended September 30, 2022, as compared to the sale of seven properties and two outparcels (in addition to other property-related miscellaneous disposals and write-offs) with a net gain of $14.1 million during the three months ended September 30, 2021 (see Note 4).
Other Expense, Net:
•The $3.2 million decrease was primarily related to a 2021 charge in connection with the change in the fair value of our earn-out liability, which was settled in January 2022, partially offset by an increase in transaction and acquisition expenses owing largely to activities related to the execution of our growth strategy. Other Expense, Net was comprised of the following (in thousands):

	Three Months Ended September 30,
	2022	2021
Increase in fair value of earn-out liability (see Note 12)	$—	$(5,000)
Equity in net income (loss) of unconsolidated joint ventures	29	(54)
Transaction and acquisition expenses	(3,740)	(1,775)
Federal, state, and local income tax expense	(179)	(165)
Other	(26)	(92)
Other expense, net	$(3,916)	$(7,086)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	26

SUMMARY OF OPERATING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2022	2021	$	%(1)
Revenues:
Rental income	$418,835	$386,784	$32,051	8.3%
Fees and management income	9,323	7,095	2,228	31.4%
Other property income	2,175	1,906	269	14.1%
Total revenues	430,333	395,785	34,548	8.7%
Operating Expenses:
Property operating	69,261	65,784	(3,477)	(5.3)%
Real estate taxes	52,005	49,762	(2,243)	(4.5)%
General and administrative	33,751	32,905	(846)	(2.6)%
Depreciation and amortization	178,008	165,829	(12,179)	(7.3)%
Impairment of real estate assets	—	6,754	6,754	NM
Total operating expenses	333,025	321,034	(11,991)	(3.7)%
Other:
Interest expense, net	(52,895)	(57,765)	4,870	8.4%
Gain on disposal of property, net	4,151	31,678	(27,527)	(86.9)%
Other expense, net	(9,738)	(25,595)	15,857	62.0%
Net income	38,826	23,069	15,757	68.3%
Net income attributable to noncontrolling interests	(4,181)	(2,739)	(1,442)	(52.6)%
Net income attributable to stockholders	$34,645	$20,330	$14,315	70.4%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
For details surrounding our basis for analyzing significant fluctuations in our results of operations as well as definitions related to our portfolio of real estate assets, please see “Summary of Operating Activities for the Three Months Ended September 30, 2022 and 2021” above. Below are explanations of the significant fluctuations in the results of operations for the nine months ended September 30, 2022 and 2021:
Rental Income increased $32.1 million as follows:
•$17.2 million increase related to our same-center portfolio primarily as follows:
▪$13.8 million increase primarily due to a $0.37 increase in average minimum rent per square foot and a 1.5% improvement in average occupancy; and
▪$4.1 million increase owing largely to an increase in recoverable income attributed to an increase in common area maintenance spending and lower reserves for common area maintenance, as compared to 2021, and the 1.5% improvement in average occupancy; offset by
▪$0.6 million decrease primarily due to the stabilization of collections in 2022 compared to the recovery of prior year income in 2021 and the reversal of reserves for uncollectibility from 2020 in 2021 resulting from the recovery of our portfolio in the wake of the COVID-19 pandemic.
•$14.8 million increase primarily related to our acquisition and disposition activity.
Fees and management income:
•The $2.2 million increase in fees and management income was primarily due to the achievement of certain performance targets related to our joint venture with NRP, partially offset by the reduction in revenue as result of our joint venture with NRP fully liquidating its assets.
Property Operating Expenses increased $3.5 million primarily as follows:
•$2.2 million increase related to our same-center portfolio and corporate operating activities primarily due to $2.9 million increase attributable to higher common area maintenance costs, as compared to 2021; and
•$1.3 million increase primarily due to our acquisition activity.
Real Estate Tax Expenses:
•The $2.2 million increase in real estate tax expenses was primarily due to our acquisition activity.
General and Administrative Expenses increased $0.8 million primarily as follows:
•$0.8 million increase primarily due to an increase in directors and officers insurance as a result of our becoming a publicly traded company; and

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	27

•$0.9 million increase primarily due to increases in overhead attributed to technology-related costs and travel and conference expenses; offset by
•$0.5 million decrease in compensation expense owing largely to lower performance-based compensation; and
•$0.4 million decrease primarily due to lower third-party consultant and custodial costs.
Depreciation and Amortization:
•The $12.2 million increase in depreciation and amortization is primarily due to the execution of our acquisition strategy, investment in improvements to our Neighbor spaces, and accelerated depreciation related to damage sustained at our properties as a result of Hurricane Ian.
Impairment of Real Estate Assets:
•The $6.8 million decrease in impairment of real estate assets was due to assets that were sold during 2021 at a disposition price that was less than the carrying value.
Interest Expense, Net:
•The $4.9 million decrease was primarily due to net repayments of debt outstanding in 2021, partially offset by higher average interest rates in 2022. Interest Expense, Net was comprised of the following (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Interest on unsecured term loans and senior notes, net	$29,920	$30,119
Interest on secured debt	15,758	19,075
Interest on revolving credit facility, net	1,211	672
Non-cash amortization and other	4,981	5,115
Loss on extinguishment or modification of debt and other, net(1)	1,025	2,784
Interest expense, net	$52,895	$57,765

Weighted-average interest rate as of end of period	3.3%	3.3%
Weighted-average term (in years) as of end of period	4.6	4.2
(1)Includes defeasance fees related to early repayments of debt.
Gain on Disposal of Property, Net:
•The $27.5 million decrease was primarily related to the sale of three properties and three outparcels with a net gain of $4.2 million during the nine months ended September 30, 2022, as compared to the sale of 20 properties and three outparcels (as well as other property-related miscellaneous disposals and write-offs) with a net gain of $31.7 million during the nine months ended September 30, 2021 (see Note 4).

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	28

Other Expense, Net:
•The $15.9 million decrease was primarily related to a 2021 charge in connection with the change in the fair value of our earn-out liability, which was settled in January 2022, combined with an increase from equity in income of our unconsolidated joint ventures, partially offset by an increase in transaction and acquisition expenses owing largely to the amortization of the restricted stock units awarded at the time of our underwritten IPO combined with costs for activities related to the execution of our growth strategy and a decrease in the value of our investment in marketable securities. Other Expense, Net was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021
Increase in fair value of earn-out liability (see Note 12)	$(1,809)	$(23,000)
Equity in net income of unconsolidated joint ventures	1,203	747
Transaction and acquisition expenses	(7,820)	(2,850)
Federal, state, and local income tax expense	(373)	(496)
Other	(939)	4
Other expense, net	$(9,738)	$(25,595)

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended September 30, 2022 and 2021(1):

	Total Deals		Inline Deals
	2022	2021	2022	2021
New leases:
Number of leases	99	140	97	133
Square footage (in thousands)	240	551	201	312
ABR (in thousands)	$5,417	$9,172	$4,990	$6,749
ABR PSF	$22.57	$16.63	$24.78	$21.64
Cost PSF of executing new leases	$41.02	$24.11	$43.30	$31.15
Number of comparable leases	41	57	41	56
Comparable rent spread	21.3%	14.1%	21.3%	14.1%
Weighted-average lease term (in years)	7.5	8.6	7.0	6.2
Renewals and options:
Number of leases	141	128	124	110
Square footage (in thousands)	921	854	307	211
ABR (in thousands)	$13,591	$11,082	$7,408	$5,377
ABR PSF	$14.76	$12.98	$24.12	$25.53
ABR PSF prior to renewals	$13.55	$12.30	$21.26	$22.85
Percentage increase in ABR PSF	9.0%	5.5%	13.4%	11.7%
Cost PSF of executing renewals and options	$0.56	$0.22	$1.66	$0.86
Number of comparable leases(2)	104	97	102	91
Comparable rent spread(2)	15.5%	8.9%	15.3%	13.1%
Weighted-average lease term (in years)	4.2	5.4	4.5	4.6
Portfolio retention rate	88.5%	91.2%	79.9%	80.4%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	29

Below is a summary of leasing activity for our wholly-owned properties for the nine months ended September 30, 2022 and 2021(1):

	Total Deals		Inline Deals
	2022	2021	2022	2021
New leases:
Number of leases	296	417	283	401
Square footage (in thousands)	901	1,360	612	931
ABR (in thousands)	$17,838	$23,630	$14,790	$19,171
ABR PSF	$19.80	$17.38	$24.16	$20.59
Cost PSF of executing new leases	$34.91	$27.52	$37.31	$30.05
Number of comparable leases	113	184	111	181
Comparable rent spread	31.3%	14.9%	24.2%	14.9%
Weighted-average lease term (in years)	7.9	8.1	7.4	6.4
Renewals and options:
Number of leases	453	465	411	416
Square footage (in thousands)	2,665	2,880	920	855
ABR (in thousands)	$37,971	$35,449	$22,001	$19,752
ABR PSF	$14.25	$12.31	$23.92	$23.10
ABR PSF prior to renewals	$13.08	$11.58	$21.18	$21.11
Percentage increase in ABR PSF	8.9%	6.3%	12.9%	9.4%
Cost PSF of executing renewals and options	$0.57	$0.56	$1.10	$1.22
Number of comparable leases(2)	352	388	346	372
Comparable rent spread(2)	14.9%	8.2%	14.4%	9.8%
Weighted-average lease term (in years)	4.8	5.0	4.2	4.1
Portfolio retention rate	90.1%	88.3%	81.1%	80.1%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our Same-Center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three and nine months ended September 30, 2022 and 2021, Same-Center NOI represents the NOI for the 255 properties that were wholly-owned and operational for the entire portion of all comparable reporting periods.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	30

The table below presents our Same-Center NOI (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues:
Rental income(1)	$96,067	$90,949	$5,118		$284,629	$270,090	$14,539
Tenant recovery income	30,696	29,645	1,051		90,468	86,566	3,902
Reserves for uncollectibility(2)	112	59	53		(403)	1,280	(1,683)
Other property income	581	989	(408)		1,767	1,740	27
Total revenues	127,456	121,642	5,814	4.8%	376,461	359,676	16,785	4.7%
Operating expenses:
Property operating expenses	18,559	17,156	(1,403)		56,664	52,912	(3,752)
Real estate taxes	16,381	15,819	(562)		48,031	48,160	129
Total operating expenses	34,940	32,975	(1,965)	(6.0)%	104,695	101,072	(3,623)	(3.6)%
Total Same-Center NOI	$92,516	$88,667	$3,849	4.3%	$271,766	$258,604	$13,162	5.1%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
SAME-CENTER NOI RECONCILIATION—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$12,173	$16,562	$38,826	$23,069
Adjusted to exclude:
Fees and management income	(2,081)	(2,435)	(9,323)	(7,095)
Straight-line rental income(1)	(3,932)	(2,476)	(9,060)	(6,868)
Net amortization of above- and below-market leases	(1,081)	(908)	(3,161)	(2,633)
Lease buyout income	(221)	(560)	(2,362)	(3,138)
General and administrative expenses	10,843	11,627	33,751	32,905
Depreciation and amortization	60,013	53,901	178,008	165,829
Impairment of real estate assets	—	698	—	6,754
Interest expense, net	17,569	18,570	52,895	57,765
Loss (gain) on disposal of property, net	10	(14,093)	(4,151)	(31,678)
Other expense, net	3,916	7,086	9,738	25,595
Property operating expenses related to fees and management income	704	1,489	3,061	3,611
NOI for real estate investments	97,913	89,461	288,222	264,116
Less: Non-same-center NOI(2)	(5,397)	(794)	(16,456)	(5,512)
Total Same-Center NOI	$92,516	$88,667	$271,766	$258,604
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	31

The following table presents our calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders and Core FFO (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$12,173	$16,562	$38,826	$23,069
Adjustments:
Depreciation and amortization of real estate assets	59,136	52,984	175,305	162,979
Impairment of real estate assets	—	698	—	6,754
Loss (gain) on disposal of property, net	10	(14,093)	(4,151)	(31,678)
Adjustments related to unconsolidated joint ventures	662	776	181	676
Nareit FFO attributable to stockholders and OP unit holders	$71,981	$56,927	$210,161	$161,800
Calculation of Core FFO
Nareit FFO attributable to stockholders and OP unit holders	$71,981	$56,927	$210,161	$161,800
Adjustments:
Depreciation and amortization of corporate assets	877	917	2,703	2,850
Change in fair value of earn-out liability	—	5,000	1,809	23,000
Transaction and acquisition expenses	3,740	1,775	7,820	2,850
(Gain) loss on extinguishment or modification of debt and other, net	(4)	1,674	1,025	2,784
Amortization of unconsolidated joint venture basis differences	1	80	220	905
Realized performance income(1)	—	—	(2,742)	—
Core FFO	$76,595	$66,373	$220,996	$194,189

Nareit FFO Attributable to Stockholders and OP Unit Holders/Core FFO per diluted share
Weighted-average shares of common stock outstanding - diluted	131,593	122,573	129,805	112,317
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.55	$0.46	$1.62	$1.44
Core FFO per share - diluted	$0.58	$0.54	$1.70	$1.73
(1)Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	32

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Calculation of EBITDAre
Net income	$12,173	$16,562	$38,826	$23,069	$17,233
Adjustments:
Depreciation and amortization	60,013	53,901	178,008	165,829	221,433
Interest expense, net	17,569	18,570	52,895	57,765	76,371
Loss (gain) on disposal of property, net	10	(14,093)	(4,151)	(31,678)	(30,421)
Impairment of real estate assets	—	698	—	6,754	6,754
Federal, state, and local tax expense	179	165	373	496	327
Adjustments related to unconsolidated joint ventures	927	1,107	1,061	1,704	1,431
EBITDAre	$90,871	$76,910	$267,012	$223,939	$293,128
Calculation of Adjusted EBITDAre
EBITDAre	$90,871	$76,910	$267,012	$223,939	$293,128
Adjustments:
Change in fair value of earn-out liability	—	5,000	1,809	23,000	30,436
Transaction and acquisition expenses	3,740	1,775	7,820	2,850	5,363
Amortization of unconsolidated joint venture basis differences	1	80	220	905	1,167
Realized performance income(1)	—	—	(2,742)	—	(675)
Adjusted EBITDAre	$94,612	$83,765	$274,119	$250,694	$329,419
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
At this time, we believe our current sources of liquidity are sufficient to meet our short- and long-term cash demands.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	33

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
•In connection with our February 2022 Form S-3 filing, we commenced the ATM program through which we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million. During the three months ended September 30, 2022, we issued 0.8 million shares of our common stock under the ATM program for net proceeds of $26.2 million, after approximately $0.3 million in commissions. During the nine months ended September 30, 2022, we issued 2.6 million shares of our common stock under the ATM program for net proceeds of $89.2 million, after approximately $0.9 million in commissions. As of September 30, 2022, $159.9 million of common stock remained available for issuance under the ATM program.
DEBT—The following table summarizes information about our debt as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Total debt obligations, gross	$1,890,039	$1,914,082
Weighted-average interest rate	3.3%	3.3%
Weighted-average term (in years)	4.6	5.2

Revolving credit facility capacity(1)	$800,000	$500,000
Revolving credit facility availability(2)	733,385	489,329
(1)The revolving credit facility matures in January 2026, extendable at our option to January 2027. In addition, the revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions.
(2)Net of any outstanding balance and letters of credit.
In May 2022, we amended our credit facility agreement to, among other things, increase the total amount available under our unsecured revolving credit facility from $500 million to $800 million. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions. The unsecured revolving credit facility is scheduled to mature in January 2026, extendable at our option to January 2027. In addition to expanding the borrowing capacity, the Amendment replaces LIBOR with SOFR as the benchmark interest rate for the unsecured revolving credit facility and the two $240 million senior unsecured term loan tranches, maturing in November 2025 and July 2026. In August 2022, we amended two of our interest rate swaps with a total notional amount of $430 million to replace LIBOR with SOFR as the benchmark interest rate in conjunction with the Amendment.
The 2.625% senior notes issued by the Operating Partnership pursuant to an effective registration statement in October 2021 were, and debt securities of the Operating Partnership registered under our automatically effective shelf registration statement on Form S-3 filed in February 2022 will be, fully and unconditionally guaranteed by us. At September 30, 2022, the Operating Partnership had issued and outstanding its 2.625% senior notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2.625% senior notes are fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	34

FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of September 30, 2022 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$1,914,397	$1,941,504
Less: Cash and cash equivalents	5,249	93,109
Total net debt	$1,909,148	$1,848,395

Enterprise value:
Net debt	$1,909,148	$1,848,395
Total equity market capitalization(1)(2)	3,678,197	4,182,996
Total enterprise value	$5,587,345	$6,031,391
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 131.1 million and 126.6 million diluted shares as of September 30, 2022 and December 31, 2021, respectively, and the closing market price per share of $28.05 and $33.04 as of September 30, 2022 and December 31, 2021, respectively.
(2)Fully diluted shares include common stock and OP units as of September 30, 2022 and Class B common stock, common stock, and OP units as of December 31, 2021.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Net debt to Adjusted EBITDAre - annualized:
Net debt	$1,909,148	$1,848,395
Adjusted EBITDAre - annualized(1)	352,844	329,419
Net debt to Adjusted EBITDAre - annualized	5.4x	5.6x

Net debt to total enterprise value:
Net debt	$1,909,148	$1,848,395
Total enterprise value	5,587,345	6,031,391
Net debt to total enterprise value	34.2%	30.6%
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	35

During the nine months ended September 30, 2022 and 2021, we had capital spend of $74.3 million and $49.3 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (in thousands):

	Nine Months Ended September 30,
	2022	2021
Capital expenditures for real estate:
Capital improvements	$12,426	$5,900
Tenant improvements	18,696	16,350
Redevelopment and development	37,443	24,312
Total capital expenditures for real estate	68,565	46,562
Corporate asset capital expenditures	2,757	1,429
Capitalized indirect costs(1)	3,026	1,324
Total capital spending activity	$74,348	$49,315
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
We anticipate that obligations related to capital improvements, as well as redevelopment and development, in 2022 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 10%-12%. Our current in process projects represent an estimated total investment of $67.3 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.
ACQUISITION ACTIVITY—We are actively monitoring the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. We expect to continue to make strategic acquisitions during the remainder of 2022. The following table highlights our property acquisitions (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Number of properties acquired	5	4
Number of outparcels acquired(1)	3	3
Contract price	$228,842	$88,451
Total price of acquisitions(2)	229,895	88,954
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)Total price of acquisitions includes closing costs and credits.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	36

DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table highlights our property dispositions (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Number of properties sold(1)	3	20
Number of outparcels sold(2)(3)	3	3
Contract price	$28,737	$188,252
Proceeds from sale of real estate, net(4)	27,286	180,340
Gain on sale of property, net(5)	4,151	33,121
(1)We retained an outparcel for one property sold during the nine months ended September 30, 2021, and therefore the sale did not result in a reduction in our total property count.
(2)During the nine months ended September 30, 2021, our outparcel sales included: (i) the only remaining portion of one of our properties, which resulted in a reduction in our total property count; and (ii) an undeveloped parcel of land, as well as an outparcel adjacent to one of our centers, neither of which resulted in a reduction in our total property count.
(3)In addition to the three outparcels sold during the nine months ended September 30, 2021, a tenant at one of our properties exercised a bargain purchase option to acquire a parcel of land that we previously owned. This generated minimal proceeds for us.
(4)Total proceeds from sale of real estate, net includes closing costs and credits.
(5)During the nine months ended September 30, 2021, (Loss) Gain on Disposal of Property, Net on the consolidated statements of operations includes miscellaneous write-off activity, which is not included in gain on sale of property, net, presented above.
DISTRIBUTIONS—We paid 2022 monthly distributions of $0.09 per share, or $1.08 annualized, for each month beginning January 2022 through August 2022. On August 31, 2022, our Board authorized an increase of 3.7% on the September 2022 and October 2022 distributions to an amount of $0.0933 per share, or $1.12 annualized, which were paid on October 3, 2022 and November 1, 2022, respectively. On November 2, 2022, our Board authorized a distribution for November and December 2022, as well as January 2023, of $0.0933 per share to the stockholders of record at the close of business on November 15, 2022, December 15, 2022, and January 17, 2023, respectively. OP unit holders will receive distributions at the same rate as common stockholders, subject to certain withholdings.
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	37

CASH FLOW ACTIVITIES—As of September 30, 2022, we had cash and cash equivalents and restricted cash of $24.4 million, a net cash decrease of $91.1 million during the nine months ended September 30, 2022.
Below is a summary of our cash flow activity (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change(1)
Net cash provided by operating activities	$228,763	$198,313	$30,450	15.4%
Net cash (used in) provided by investing activities	(276,275)	37,835	(314,110)	NM
Net cash used in financing activities	(43,571)	(253,870)	210,299	82.8%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. The increase in property operations was primarily due to a $13.2 million, or 5.1%, improvement in same center NOI as compared to the same period in 2021, and the execution of our acquisition strategy. During the nine months ended September 30, 2022, we had a net cash inflow of $9.3 million from changes in working capital as compared to a net cash inflow of $4.6 million during the same period in 2021. This was primarily driven by higher real estate tax liabilities related to acquisition activity, partially offset by higher performance-based compensation payments in 2022.
•Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $9.3 million for the nine months ended September 30, 2022, an increase of $2.2 million as compared to the same period in 2021. The increase in fees and management income was primarily due to our joint venture with NRP from which we recognized income of $2.7 million related to NRP’s achievement of certain performance targets.
•Cash paid for interest—During the nine months ended September 30, 2022, we paid $47.4 million for interest, a decrease of $6.1 million over the same period in 2021, primarily due to our debt repayments in 2021.
INVESTING ACTIVITIES—Our net cash (used in) provided by investing activities was primarily impacted by the following:
•Real estate acquisitions—During the nine months ended September 30, 2022, our acquisitions resulted in a total cash outlay of $229.9 million, as compared to a total cash outlay of $89.0 million during the same period in 2021.
•Real estate dispositions—During the nine months ended September 30, 2022, our dispositions resulted in a net cash inflow of $27.3 million, as compared to a net cash inflow of $180.3 million during the same period in 2021.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the nine months ended September 30, 2022, we paid $74.3 million for capital expenditures, an increase of $25.0 million over the same period in 2021, primarily due to an increase in tenant improvements owing largely to our leasing volume during 2022 and 2021.
FINANCING ACTIVITIES—Our net cash used in financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the nine months ended September 30, 2022, we had $25.6 million in net repayment of debt primarily as a result of early repayments of mortgage loans, partially offset by our net borrowings under our revolving credit facility. During the nine months ended September 30, 2021, we had net payments of $597.4 million primarily as a result of: (i) a pay down in July 2021 of a $375 million term loan set to mature in 2022 using proceeds from our underwritten IPO; (ii) a partial pay down in August 2021 of a $150 million term loan set to mature in 2023 utilizing cash on hand; and (iii) early repayments of mortgage loans.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $20.0 million for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to an increase in shares of common stock outstanding as a result of our underwritten IPO.
•Issuance of common stock—During the nine months ended September 30, 2022, we issued 2.6 million shares of our common stock under the ATM program for net proceeds of $89.2 million, after approximately $0.9 million in commissions. During the nine months ended September 30, 2021, we had net proceeds from the issuance of common stock of $508.4 million from our underwritten IPO.
•Share repurchases—Cash outflows for share repurchases decreased by $77.8 million for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily as a result of a tender offer which was settled in January 2021.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	38

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	39

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
UNREGISTERED SALE OF SECURITIES—During the three months ended September 30, 2022, we issued an aggregate of approximately 528,000 shares of common stock in redemption of approximately 528,000 OP units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASES—On August 3, 2022, our board of directors approved a new share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. The table below summarizes repurchases of our common stock made during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
July 1, 2022 - July 31, 2022(1)	182	$33.80	—	$250,000
August 1, 2022 - August 31, 2022	—	—	—	250,000
September 1, 2022 to September 30, 2022	—	—	—	250,000
(1)Represents common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	40

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1		Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended	Form 10-Q, filed May 5, 2022, Exhibit 3.1
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
22.1	*	List of Issuers of Guaranteed Securities
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: November 3, 2022	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ John P. Caulfield
John P. Caulfield
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2022 FORM 10-Q	42