Form 10-K
period 2022-12-31
Phillips Edison & Company, Inc.
filed 2023-02-21
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.9 billion, based on a closing price of $33.41 as reported on the Nasdaq Global Select Market.
As of February 1, 2023, there were approximately 117.3 million outstanding shares of common stock of the registrant.
Documents Incorporated by Reference: Certain required information will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the Company's 2023 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

PHILLIPS EDISON & COMPANY, INC. FORM 10-K

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	1

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). These forward-looking statements are based on current expectations, estimates, and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, management of our company and involve uncertainties that could significantly affect our financial results. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). Such statements include, but are not limited to: (a) statements about our plans, strategies, initiatives, and prospects; (b) statements about the COVID-19 pandemic; (c) statements about our underwritten incremental yields; and (d) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) competition from other available shopping centers and the attractiveness of properties in our portfolio to our tenants; (v) the financial stability of our tenants, including, without limitation, their ability to pay rent; (vi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (vii) increases in our borrowing costs as a result of changes in interest rates and other factors; (viii) potential liability for environmental matters; (ix) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (x) our ability and willingness to maintain our qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax, and other considerations; (xi) changes in tax, real estate, environmental, and zoning laws; (xii) information technology security breaches; (xiii) our corporate responsibility initiatives; (xiv) loss of key executives; (xv) the concentration of our portfolio in a limited number of industries, geographies, or investments; (xvi) the economic, political, and social impact of, and uncertainty relating to, the COVID-19 pandemic; (xvii) our ability to re-lease our properties on the same or better terms, or at all, in the event of non-renewal or in the event we exercise our right to replace an existing tenant; (xviii) the loss or bankruptcy of our tenants; (xix) to the extent we are seeking to dispose of properties, our ability to do so at attractive prices or at all; (xx) the impact of inflation on us and on our tenants; and (xxi) any of the other risks included in this Annual Report on Form 10-K, including those set forth in “Part I, Item 1A. Risk Factors”. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
Except as required by law, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	2

w PART I
ITEM 1. BUSINESS
All references to “Notes” throughout this Annual Report on Form 10-K refer to the footnotes to the consolidated financial statements in “Part II, Item 8. Financial Statements and Supplementary Data”.
OVERVIEW—Phillips Edison & Company, Inc. (“we,” the “Company,” “PECO,” “our,” or “us”), a real estate investment trust (“REIT”) founded in 1991, is one of the nation’s largest owners and operators of omni-channel grocery-anchored shopping centers. Additionally, we operate a third-party investment management business providing property management and advisory services to two unconsolidated institutional joint ventures, in which we have a partial ownership interest, and one private fund (collectively, the “Managed Funds”). The majority of our revenues are lease revenues derived from our real estate investments. Our portfolio primarily consists of neighborhood centers anchored by the #1 or #2 grocer tenants by sales within their respective formats by trade area. As of December 31, 2022, our portfolio was 97.4% leased. Our tenants, who we refer to as “Neighbors,” are a mix of national, regional, and local retailers that primarily provide necessity-based goods and services. We believe our locations are in fundamentally strong demographic markets throughout the United States. Our brick and mortar assets positively contribute to our Neighbors’ omni-channel strategies and act as the last mile delivery solution.
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
As of December 31, 2022, we wholly-owned 271 shopping centers. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture with Northwestern Mutual Life Insurance Company, which owned 20 shopping centers, and a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture with an affiliate of TPG Real Estate. In May 2022, we sold the final property in our NRP joint venture. In total, our managed portfolio of wholly-owned shopping centers and those owned through our unconsolidated joint ventures comprised approximately 33.3 million square feet located in 31 states.
BUSINESS OBJECTIVES AND STRATEGIES—Our business objective is to own, operate, and manage well-occupied grocery-anchored shopping centers in order to deliver long-term growth and value creation to all stakeholders while acting as a responsible corporate citizen. We seek to achieve this objective by generating cash flows, income growth, and capital appreciation for our stockholders through our differentiated and focused strategy, responsible balance sheet management, and integrated operating platform. Our goal is to create great grocery-anchored shopping experiences and improve our communities, one center at a time.
Differentiated and Focused Strategy—We believe our differentiated strategy drives strong financial and operational performance and future growth, including showing resiliency during economic down cycles.
•Omni-Channel Grocery-Anchored Neighborhood Shopping Centers—We focus on investing in omni-channel shopping centers anchored by the #1 or #2 grocer by sales within their respective trade area. As of December 31, 2022, for our wholly-owned shopping centers, 86% of our annualized base rent (“ABR”) was generated from shopping centers anchored by such grocers. Grocery-anchored shopping centers generally have strong foot traffic leading to high demand for leasing Neighbor spaces, which enhances our ability to increase lease revenue. We target investments with attractive going-in yields and growth potential in markets with demographic profiles that support necessity-based retail concepts.
•Neighbor-base—We believe our centers act as the last mile delivery solution for our omni-channel Neighbors. As of December 31, 2022, approximately 71% of our ABR, including the pro rata portion attributable to properties owned through our unconsolidated joint ventures, is generated from Neighbors providing necessity-based goods and services. We believe our focus on necessity-based goods and services retailers limits our exposure to distressed retailers and allows us to demonstrate resiliency during times of real estate and economic down cycles.
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
•Macroeconomic Trends—We continually monitor the macroeconomic environment to identify trends that are positive for the growth potential of our shopping centers. We believe recent trends such as: (i) population shifts from urban to suburban communities in certain geographic locations; (ii) the increase in work from home initiatives; (iii) the importance of last mile delivery; (iv) the increase in “shop local” trends; and (v) low supply and lack of new construction will create additional leasing demand and growth opportunities for our shopping centers.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	3

•Funding External Growth—We believe our effective shelf registration statement and At-the-Market offering (“ATM”) program allow us to access equity and debt capital previously not available to us, further enhancing our financial flexibility and external growth potential. We believe our investment grade balance sheet and our available liquidity of $709.4 million under our senior unsecured revolving credit facility provide us with the financial capacity to pursue external growth initiatives in an accretive and prudently capitalized manner. Additionally, our investment management platform enables us to source and manage incremental sources of capital through unconsolidated joint ventures, which provide us incremental fee revenue opportunities.
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
•Leasing—Our national footprint of experienced and locally-smart leasing professionals is dedicated to increasing net operating income (“NOI”) at our centers by: (i) maximizing rental rates while improving the credit profile of our rental revenue; (ii) attracting high-quality retailers while improving the merchandising mix; (iii) capitalizing on below-market rent opportunities by increasing rents as leases expire; (iv) executing leases with contractual rent increases; and (v) increasing occupancy.
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
COMPETITION—Our business is inherently competitive. We believe that the competition is highly fragmented. We are subject to considerable competition in both seeking shopping centers to acquire and attracting and retaining Neighbors in our existing shopping centers. We compete with institutional investors and other REITs, as well as local, regional, and national owner-operators for property acquisitions. We compete with other properties including malls, lifestyle centers, power centers, community centers, neighborhood centers, free-standing retail, and main street retail in attracting new Neighbors and retaining existing Neighbors when their leases expire. The competition for Neighbors varies depending on the characteristics of each property.
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
As of December 31, 2022, we are not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business. However, it is possible that we are not aware of, or may become subject to potential environmental liabilities or material costs of complying with government regulations due to changes in requirements or otherwise that could be material to our business.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	4

CORPORATE RESPONSIBILITY—Being a responsible corporate citizen has always been integral to our corporate strategy and we operate under a clear mission statement of “creating great omni-channel grocery-anchored shopping center experiences and improving our communities, one shopping center at a time”. We strive to have a strong corporate culture based on our four core values - Do the Right Thing, Have Fun and Get it Done, Think Big Act Small, Always Keep Learning – which are designed to drive accountability in all aspects of our business with the overarching goal of achieving long-term growth and value creation for our stakeholders. We recognize that successful corporate responsibility is both internally and externally focused. Our General Counsel has overall responsibility for leading and managing our Environmental, Social and Governance (“ESG”) Team and reporting on our corporate responsibility and ESG matters to our Board of Directors (the “Board”). The ESG Team, comprised of department heads from Portfolio Management, Construction, Property Management, Leasing, Investor Relations, Marketing, Human Resources, and Legal is tasked with conducting more detailed materiality and risk assessments and identifying opportunities with measurable key performance indicators and enhanced reporting, with the overall goal of driving long-term growth and value creation for all of our stakeholders.
HUMAN CAPITAL—As of December 31, 2022, we had approximately 290 associates located in 20 states across the country, with concentrations in our corporate offices in Cincinnati, Ohio; Park City, Utah; and Atlanta, Georgia. Approximately 52% of our workforce is female and 48% is male. Our senior leadership team is 18% female and 82% male, while manager roles and above are approximately 36% female and 64% male. For the year ended December 31, 2022, our overall turnover rate was 16%, with voluntary turnover being 13%, compared to our previous three year overall turnover average of 16% with a voluntary turnover rate of 11%.
We have a highly engaged team of dedicated associates, as reflected in our sixth consecutive recognition as a top place to work by the Cincinnati Enquirer in 2022. One way we keep a pulse on engagement is by regularly surveying our associates about a variety of company topics. In 2022, we had a 96% participation rate in our associate experience survey that was conducted utilizing a third-party tool. Results indicated a 90% engagement index score. Additionally, our Board, and specifically our Compensation Committee, is actively engaged and oversees our human capital management practices.
We believe that the following components of human capital management are important:
Culture and Inclusion—We believe our team of highly engaged associates plays a key role in achieving long-term success for our stakeholders. We are committed to a company culture that is collaborative, inclusive, and that provides significant opportunities for professional and personal development. Our culture is shaped by our core values (Do The Right Thing, Have Fun and Get it Done, Think Big Act Small, and Always Keep Learning) that empower and encourage our associates to “think and operate like owners.” Our strong culture enables us to attract, develop and retain high performing and talented individuals who we believe help us to drive our business strategies and objectives, including attractive risk-adjusted returns for our stockholders. We provide associates with competitive salaries, bonuses, incentives, and opportunities for equity ownership. One unique aspect of our compensation philosophy is that each associate in the Company, regardless of level or tenure, has the opportunity for equity grants on an annual basis. During the year ended December 31, 2022, 100% of eligible associates received grants of service-based restricted stock units in the Company. Upon vesting, associates will receive shares of common stock, which encourages our associates to “think and operate like owners” of the Company.
Our commitment to an inclusive work environment is reinforced by two associate-led business resource groups: PECO Multicultural Opportunities, Resources & Education (“PECO MORE”), and PECO Networking Opportunities for Women (“PECO NOW”). PECO MORE is dedicated to furthering diversity and inclusion within the Company, the communities that we serve, and the commercial real estate industry. PECO MORE’s programming has focused on providing education, raising awareness, and hosting events around Veterans Day, the Chinese New Year, Black History Month, Pride Month, and Dia de los Muertos (Day of the Dead). PECO NOW was recognized for excellence by the Innovating Commerce Serving Communities (“ICSC”) in 2016. PECO NOW’s mission statement focuses on fostering a community where every woman at PECO understands her value, is inspired to share her perspectives, and has courage to make decisions. PECO NOW has focused on increasing leadership opportunities for numerous female associates and sponsoring collaborative networking events.
As part of our external community efforts in 2022, we continued our partnership with ICSC and their Launch Academy, which was designed to recruit and prepare racially or ethnically diverse undergraduate students for a career in the commercial real estate industry. Our support included hosting two Launch Academy interns and sponsoring a professional development session for all program participants. PECO was proud to fund a $5,000 ICSC Foundation scholarship to an underrepresented student with interest in pursuing a career in real estate and the shopping center industry. In addition to our support of ICSC’s early career development efforts, we hosted interns in our Cincinnati and Atlanta offices. Of the 32 students we hired in 2022 for an internship position, 50% either worked for PECO for multiple semesters or were converted to full-time hires. Almost 30% of the 2022 PECO internship class identified as racially or ethnically diverse. The PECO internship program has been a key element in our early career talent pipeline.
Learning and Development—“Always Keep Learning” is one of our core values. We are committed to continuous learning and both personal and professional development of our associates as part of what we call PECO XP, or the PECO Experience. During 2022, our associates took part in over 4,700 hours of internal training hours across the Company. Trainings ranged from business oriented sessions such as finance for non-finance associates and cybersecurity awareness to department specific soft-skill training utilizing the DiSC© model for increased communication, empathy, and team building among associates. A cohort style frontline leadership program was launched and completed during the year. This program focused on developing managerial skills and providing support for first-level managers promoted during the COVID-19 pandemic.
Additionally, two female focused development programs were introduced at PECO in 2022. One was an internally created program sponsored by PECO NOW with the primary goal of developing future female leaders in the organization by creating opportunities for collaboration, networking, personal development, and innovation. The other was a cohort style program for females currently in mid-level leadership roles designed to create community, share knowledge, enhance leadership skills, and provide additional access to senior leadership team members.
PECO has continued our commitment to continuous learning and development in 2022 with our annual Company-wide talent management process, where all associates are expected to set development goals for the upcoming year. Managers are expected to hold coaching conversations designed to focus on career progression and put action items in place to keep each

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	5

associate moving forward as part of this process as well. To help facilitate this process in 2022, associates were offered an interactive workshop specifically focused on creating and enhancing their development goal plans. We also completed our first round of PECO Mentor Match, a formal mentoring program focused on career development, with over 240 recorded hours of mentorship activities.
Employee Health and Wellness—Our “Beyond Benefits” wellness program is an essential element of our culture and focuses on our associates’ emotional, physical, and financial well-being. Together with an external partner, we offer a full wellness platform providing Health Savings Account incentive contributions for biometric screening results, preventive care, and activity-based items such as step counts, nutrition tracking, and workout activity minutes. To keep associates engaged in wellness activities during 2022, we held four wellness challenges where individuals and teams could earn incentive dollars for winning competitions that tracked steps, workout activity, and nutrition. In May 2022, we also invested in a month-long focus on mental health providing a broad range of activities such as a “It’s Okay to Not be Okay” webinar, bring your dog to work day, our third annual Mental Health May 5k, and frequent communications with resources, articles, and support to raise awareness and acceptance of mental health issues. In October 2022, prior to the associate open enrollment period, we hosted a Wellness Week with a variety of fitness activities and a stress management seminar, nutrition workshop, and wellness fair. We believe all of these efforts have facilitated a continued dedication to wellness and preventive care among our associates, and as a result, we were recognized for the third year in a row by Healthiest Employers LLC as one of the "Healthiest Employers of Ohio" in 2022.
ENVIRONMENTAL STEWARDSHIP—We believe that sustainable business practices fit with our core value of “Do The Right Thing” while at the same time acting in the best interests of all our stakeholders by having a positive impact on our properties and the communities in which they are located. We participate in the Global Real Estate Sustainability Benchmark ("GRESB") Real Estate Assessment, and our Corporate Social Responsibility Report is designed to align with a number of the 17 United Nations Sustainable Development Goals. Our sustainability initiatives include energy efficiency, alternative power sources, water conservation, sustainable design and waste management, among others. Through these initiatives, we continue to make progress towards mitigating the environmental impact of our shopping centers.
In our ongoing commitment to sustainability, we can highlight the following achievements:
•Completion of the retrofit of 92% of our portfolio to LED, which puts us well ahead of our goal to retrofit 100% of our portfolio by 2025.
•17 solar array systems in our shopping centers producing over 4.5MW of solar energy.
•Over 55 million gallons of water conserved through the implementation of xeriscaping and our “Smart Water Control Program,” which in turn has generated cost savings of $0.9 million.
•Establishment of a new waste diversion program aimed at achieving a 25% total diversion rate at eligible properties by 2030.
•Installations of EV amenities at 22% of our properties in route to achieving our target of installing EV amenities at 50% of our eligible properties by 2030.
•WELL Health-Safety recertification for our company headquarters in Cincinnati, Ohio, a certification that less than 1% of buildings in the state of Ohio have received.
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
CORPORATE GOVERNANCE AND COMPLIANCE—We have a steadfast commitment to operating our business with the utmost integrity and the highest ethical standards as stewards of our investors’ capital. We believe our corporate governance structure closely aligns our interests with those of our stockholders. Notable features include: (i) each of our directors is subject to election annually, and our charter prevents us from classifying our Board unless we receive prior stockholder approval; (ii) we have opted out of the business combination and control share acquisition statutes in the Maryland General Corporation Law; (iii) we do not have a stockholder rights plan; (iv) we have a Stock Ownership Policy that requires each non-associate director, our CEO and each other named executive officer to own a certain amount of our equity; and (v) our bylaws provide that our stockholders may alter or replace our bylaws upon the affirmative vote of a majority of the votes entitled to be cast.
We operate under the direction of our Board, which is comprised of eight directors, seven of whom are independent per applicable Nasdaq Global Select Market (“Nasdaq”) and U.S. Securities and Exchange Commission (“SEC”) rules. Our Audit, Nominating and Governance (“N&G”), and Compensation Committees are comprised solely of independent directors who complete annual self-assessments. Our Board has adopted Corporate Governance Guidelines that, among other things, establish criteria and expectations for our directors, and our N&G Committee has responsibility for evaluating our Board. We are cognizant of “overboarding” and none of our directors serve on more than two other public company boards. We are compliant with the diverse director requirements under Nasdaq’s Board Diversity Rule, and our upcoming 2023 proxy statement will include a Board diversity matrix.
Our full Board oversees each of our corporate social responsibility, ESG and enterprise risk management programs, and our Audit Committee oversees our ethics and compliance program. Management provides periodic updates on each such program to the directors.
All of our associates are required to complete regular training on our Code of Business Conduct and Ethics and our Insider Trading Policy, and provide annual Code of Conduct Compliance Certifications to our Chief Ethics and Compliance Officer. Furthermore, PECO has conducted extensive cybersecurity training initiatives and campaigns, including ongoing tabletop cybersecurity exercises and cybersecurity training for all associates. Our cybersecurity initiatives also included an interview

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	6

conducted with a Regional Cybersecurity Advisor from the Cybersecurity and Infrastructure Security Agency of the Department of Homeland Security, weekly security series training, and monthly simulated phishing campaigns. We encourage our associates to speak up when our ethics standards are not being met, including by maintaining a 24-hour ethics hotline for reporting concerns and keeping our Audit Committee apprised of all reported concerns.
More information about our corporate responsibility strategy, goals and reporting is available on our website, which is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS—The following table details information for our executive officers as of December 31, 2022:

Name	Age	Title	Joined PECO
Jeffrey S. Edison	62	Chairman & Chief Executive Officer	Co-Founder
Devin I. Murphy	62	President	2013
Robert F. Myers	50	Chief Operating Officer & Executive Vice President	2003
John P. Caulfield	42	Chief Financial Officer, Executive Vice President & Treasurer	2014
Tanya E. Brady	55	General Counsel, Chief Ethics & Compliance Officer, Executive Vice President & Secretary	2013
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
•Our real estate assets may decline in value and be subject to significant impairment losses, which may reduce our net income.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	7

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
•Pandemics, such as the COVID-19 pandemic, had, and may continue to have, a negative effect on our and our Neighbors’ businesses, financial condition, results of operations, cash flows, and liquidity.
Risks Related to Our Indebtedness and Liquidity
•We have substantial indebtedness, and we may need to incur additional indebtedness, including recourse debt, in the future, which could adversely affect our business, financial condition, and ability to make distributions to our stockholders.
Risks Related to Our Corporate Structure and Organization
•We and our consolidated subsidiary, the Operating Partnership, entered into tax protection agreements with certain protected partners, which may limit the Operating Partnership’s ability to sell or otherwise dispose of certain shopping centers and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
Risks Related to Our REIT Status and Other Tax Risks
•Failure to qualify as a REIT would cause us to be taxed as a regular C corporation, which would substantially reduce funds available for distributions to stockholders.
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
Risks Related to Our Common Stock
•The market price and trading volume of shares of our common stock may be volatile.
•The number of shares of our common stock available for future issuance or sale could adversely affect the market price of our common stock.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	8

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
The leases of some anchor Neighbors may permit the anchor Neighbor to transfer its lease to another retailer. The transfer to a new anchor Neighbor could cause customer traffic in the shopping center to decrease and thereby reduce the potential income generated by that shopping center. A lease transfer to a new anchor Neighbor could also allow other Neighbors to make reduced rental payments or to terminate their leases.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	9

We may be unable to sell shopping centers when desired, at an attractive price, or at all, and the sale of a property could cause significant tax payments.
Our shopping centers, including related tangible and intangible assets, represent the majority of our total consolidated assets, and they may not be readily convertible to cash. As a result, our ability to sell one or more of our shopping centers, including shopping centers held in unconsolidated joint ventures, in response to changes in economic, industry, or other conditions, may be limited. The real estate market is affected by many factors that are beyond our control, including, but not limited to general economic conditions, availability and terms of financing, interest rates, supply and demand for space, and other factors. There may be less demand for lower quality shopping centers that we have identified for ultimate disposition in markets with uncertain economic or retail environments, and where buyers are more reliant on the availability of third-party mortgage financing. If we want to sell a property, we can provide no assurance that we will be able to dispose of it in the desired time period or at all, or that the sale price of a property will be attractive at the relevant time or even exceed the carrying value of our investment. Moreover, if a property is mortgaged, we may not be able to obtain a release of the lien on that property without the payment of a substantial prepayment penalty, which may restrict our ability to dispose of the property, even though the sale might otherwise be desirable.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	10

alter the holding period of an asset or asset group, which may result in an impairment loss and such loss may be material to our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value.
The fair value of real estate assets is subjective and is determined through the use of comparable sales information and other market data if available. These subjective assessments have a direct effect on our net income because recording an impairment charge results in an immediate negative adjustment to net income, which may be material. During the years ended December 31, 2022 and 2021, we incurred impairment charges of $0.3 million and $6.8 million, respectively, related to real estate assets that were under contract or actively being marketed for sale at a disposition price that was less than the carrying value. We recorded such impairment charges as we sold assets with greater risk to improve the quality of our portfolio. We will continue to evaluate the risk profile of each asset and may potentially recognize impairments in future quarters. Accordingly, there can be no assurance that we will not record additional impairment charges in the future related to our assets.
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
Inflationary pressures, rising interest rates, supply chain disruptions, and labor shortages may exacerbate certain of these risks. If we fail to reinvest in our portfolio or maintain its attractiveness to retailers and consumers, if our capital improvements are not successful, or if retailers or consumers perceive that shopping at other venues (including e-commerce) is more convenient, cost-effective, or otherwise more compelling, our financial condition, cash flows, and results of operations could be adversely affected.
Adverse economic, regulatory, market, and real estate conditions may adversely affect our financial condition, cash flows, and results of operations.
Our portfolio is predominantly comprised of omni-channel neighborhood grocery-anchored shopping centers, and during the year ended December 31, 2022, our holdings in Florida and California accounted for 12.0% and 10.9%, respectively, of our ABR (including our wholly-owned portfolio as well as the prorated portion of shopping centers owned through our joint ventures). Therefore, our performance is subject to risks associated with owning and operating neighborhood omni-channel grocery-anchored shopping centers, and may be further subject to additional risk as a result of the geographic concentration noted above. Such risks include, but are not limited to: (i) changes in national, regional, and local economic climates or demographics; (ii) competition from other available shopping centers and e-commerce, and the attractiveness of our shopping centers to our Neighbors; (iii) increased competition for real estate assets targeted by our investment strategies; (iv) adverse local conditions, such as oversupply or reduction in demand for similar shopping centers in an area and changes in real estate zoning laws that may reduce the desirability of real estate in an area; (v) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-lease space; (vi) ongoing disruption and/or consolidation in the retail sector; (vii) increases in operating costs, due to inflation or otherwise, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (viii) increases in the costs to repair, renovate, and re-lease space; (ix) changes in interest rates and the availability of financing, which may render the sale or refinance of a property or loan difficult or unattractive; (x) earthquakes, tornadoes, hurricanes, droughts, wildfires, or other weather and climate-related events and natural disasters, civil unrest, terrorist acts, or acts of war, which may result in uninsured or underinsured losses; (xi) epidemics, pandemics, or other widespread outbreaks or resulting public fear that disrupt the businesses of our Neighbors causing them to fail to pay rent on time or at all; and (xii) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. Such risks also include, but are not limited to, those that could impact the financial stability of our Neighbors, including their ability to pay rent and expense reimbursements, such as supply chain disruptions and constraints, inflationary pressures throughout the supply chain, labor shortages and inflationary pressures on wages, increases in retail theft, and other risks and uncertainties described elsewhere in this "Risk Factors" section. These and other factors could adversely affect our financial condition, cash flows, and results of operations.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	11

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
Pandemics, such as the COVID-19 pandemic, had, and may continue to have, a negative effect on our and our Neighbors’ businesses, financial condition, results of operations, cash flows, and liquidity.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic caused, and may continue to cause, significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. Many countries, including the United States, as well as certain states and cities, including where our shopping centers are located, initially reacted by instituting quarantines, restrictions on travel, and/or mandatory closures of businesses, as well as other restrictions.
The COVID-19 pandemic impacted our historical business and financial performance. While we believe our collections have returned to levels consistent with those prior to the onset of the pandemic, there are no assurances that the COVID-19 pandemic, or another pandemic, will not have a further negative impact on our business and financial performance in the future, especially if there is a negative impact to customers’ willingness or ability to frequent our Neighbors’ businesses.
We believe substantially all our Neighbors are contractually obligated to continue with their rent payments as documented in our lease agreements with them. There is no guarantee that we will ultimately be able to collect on current and past due amounts, particularly if there are additional pandemics or tightening of restrictions in the future. Moreover, in the event of any default by a Neighbor under its lease agreement or relief agreement, we may not be able to fully recover, and/or may experience delays in recovering and additional costs in enforcing our rights as landlord to recover, amounts due to us under the terms of the lease agreement and/ or relief agreement.
Moreover, a resurgence of the COVID-19 pandemic or another pandemic, and/or renewed restrictions intended to prevent and mitigate the spread of the disease, and resulting consumer behavior and economic slowdown or recession could have additional adverse effects on our business in the future, including but not limited to the heightening of many of the other risks and uncertainties described in this “Risk Factors” section.
While the unpredictable nature of pandemics precludes any prediction as to one’s ultimate adverse impact, a worsening of the economic, political, and social environment as a result presents material risks and uncertainties with respect to our and our Neighbors’ business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy debt service obligations.
An increased focus on metrics and reporting related to ESG factors may impose additional costs and expose us to new risks.
Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. When evaluating investment decisions, many investors and shareholders look not only at company ESG disclosures,

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	12

but also to ESG rating systems that have been developed by third-party groups to allow comparisons between companies. Although we participate in a number of these ratings systems, and generally score relatively well in those in which we do participate, we do not participate in, and would not necessarily score as well in, all of the available rating systems. Further, the criteria used in these ratings systems may change frequently, and we cannot guarantee that we will be able to score well as criteria change. We supplement our participation in ratings systems with corporate disclosure of our ESG activities, but many investors and other stakeholders may look for disclosures that we do not provide. In addition, the SEC is currently evaluating rulemaking that is likely to impose additional ESG disclosure and other requirements on us. Failure to participate in certain of the third-party ratings systems, failure to score well in those ratings systems, or failure to provide certain ESG disclosures could result in reputational harm when investors or others compare us against similar companies in our industry, could result in investor engagement on our ESG initiatives and disclosures or increased costs relating to ESG initiatives, and could cause certain investors to be unwilling to invest in our stock, which could adversely impact our ability to raise capital.
Risks Related to Our Indebtedness and Liquidity
We have substantial indebtedness, and we may need to incur additional indebtedness, including recourse debt, in the future, which could adversely affect our business, financial condition, and ability to make distributions to our stockholders.
We have obtained, and may continue to obtain, lines of credit, and other long-term financing that are secured by our shopping centers and other assets. On December 31, 2022, we had indebtedness of $1.9 billion comprised of $1.4 billion in unsecured debt, $0.4 billion in outstanding secured loan facilities, and $0.1 billion in mortgage loans and finance lease obligations. In connection with executing our business strategies, we expect to evaluate additional acquisitions and strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. We may also incur mortgage debt on shopping centers that we already own in order to obtain funds to acquire additional shopping centers or make other capital investments. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we cannot guarantee that we will be able to obtain any such borrowings on satisfactory terms. Additionally, if we have insufficient income to service any recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets.
If we mortgage a property and there is a shortfall between the cash flows from that property and the cash flows needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple shopping centers. Additionally, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our shopping centers. When we give a guaranty on behalf of an entity that owns one of our shopping centers, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. Currently, we are a limited guarantor on a mortgage loan for our unconsolidated joint venture. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor.
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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements may contain covenants that limit our ability to further mortgage a property or discontinue insurance coverage. In addition, loan agreements may limit our ability to enter into or terminate certain operating or lease agreements related to a property. Mortgage debt and other property-level debt that we may incur may also limit our ability to transfer properties from one subsidiary to another. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, which may adversely affect our financial condition and ability to make distributions to our stockholders.
Covenants in certain of our loan agreements specify that certain named individuals must remain a member of management and/or the Board or require certain level of management or Board continuity in connection with a fundamental transaction.
Certain of our loan agreements contain covenants that require certain named individuals, including Mr. Edison, to continue serving as a member of management and/or the Board or require certain levels of senior management and/or Board continuity following a change of control or other fundamental transaction. If such individuals were to depart from the Company within a

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	13

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
Increases in interest rates could increase the amount of our interest payments and adversely affect our ability to pay distributions to our stockholders.
Although a significant amount of our outstanding debt has fixed interest rates, we borrow funds at variable interest rates under our credit facilities and term loans. As of December 31, 2022, 14.6% of our outstanding debt was variable rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates, resulting in higher interest rates and increased interest expense. Either of these events would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to stockholders.
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
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, including granting them the right to vote in connection with a change of control transaction. Any such change of control transaction is required to be approved by holders of ownership units of the Operating Partnership (“OP units”) (including our Company and its subsidiaries) at the same level of approval as required for approval by holders of shares of our common stock. For purposes of any such vote, we will be deemed to vote the OP units held by us and our subsidiaries in proportion to the manner in which all of our outstanding shares of common stock were voted at a stockholders meeting relating to such transaction. As of January 31, 2023, we would have directly or indirectly controlled approximately 89.2% of the OP units. Furthermore, as of January 31, 2023, Mr. Edison had voting control over approximately 6.6% of the OP units (considering OP units owned by us), and therefore could have influence over votes on change of control transactions.
We and our consolidated subsidiary, the Operating Partnership, entered into tax protection agreements with certain protected partners, which may limit the Operating Partnership’s ability to sell or otherwise dispose of certain shopping centers and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
We and the Operating Partnership entered into a tax protection agreement on October 4, 2017 (the “2017 TPA”) with, among others, Mr. Edison, and certain entities controlled by him at the closing of a transaction in May 2017 pursuant to which we internalized our management structure through the acquisition of certain real estate assets and the third-party investment management business of Phillips Edison Limited Partnership (“PELP”) in exchange for OP units and cash. Pursuant to the 2017 TPA, if the Operating Partnership: (i) sells, exchanges, transfers or otherwise disposes of certain shopping centers in a taxable transaction, or undertakes any taxable merger, combination, consolidation or similar transaction (including a transfer of all or substantially all assets), for a period of ten years commencing on October 4, 2017; or (ii) fails, prior to the expiration of such period, to maintain certain minimum levels of indebtedness that would be allocable to each protected partner for tax purposes or, under certain circumstances, fails to offer such protected partners the opportunity to guarantee certain types of the Operating Partnership’s indebtedness, then the Operating Partnership will indemnify each affected protected partner, including Mr. Edison, against certain resulting tax liabilities. Our tax indemnification obligations include a tax gross-up. As of December 31, 2022, 28 of our 271 wholly-owned shopping centers, four outparcels, and the land under which one of our properties is located, comprising approximately 10.9% of our ABR, are subject to the protection described in clause (i) above, and the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to such protection is approximately $149.0 million.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	14

We and the Operating Partnership entered into an additional tax protection agreement (the “2021 TPA”) on July 19, 2021 with Mr. Edison, Mr. Murphy, and Mr. Myers, which will become effective upon the expiration of the 2017 TPA. The 2021 TPA generally has the following terms: (i) the 2021 TPA will severally provide to Mr. Edison, Mr. Murphy and Mr. Myers the same protection provided under the 2017 TPA until 2031, so long as (a) Mr. Edison, Mr. Murphy or Mr. Myers (or their permitted transferees), as applicable, individually owns at least 65% of the OP units owned by him as of the date of the execution of the 2021 TPA and (b) in the case of Mr. Murphy or Mr. Myers, Mr. Edison individually owns at least 65% of the OP units owned by him as of the date of the execution of the 2021 TPA; and (ii) the 2021 TPA will provide that following the expiration of the four-year tax protection period under the 2021 TPA, for so long as Mr. Edison holds at least $5.0 million in value of OP units, (a) Mr. Edison will have the opportunity to guarantee debt of the Operating Partnership or enter into a “deficit restoration” obligation, and (b) the Operating Partnership will provide reasonable notice to Mr. Edison before effecting a significant transaction reasonably likely to result in the recognition of more than one-third of the built-in gain allocated to Mr. Edison that is protected under the 2017 TPA as of the date that the 2021 TPA is executed, and will consider in good faith any proposal made by Mr. Edison relating to structuring such transaction in a manner to avoid or mitigate adverse tax consequences to him.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	15

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	16

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	17

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	18

There are some types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or sublimits. Terrorist activities or violence occurring at our properties also may directly affect their value through damage, destruction, or loss. Insurance for such acts may be unavailable or cost more, which could result in an increase to our operating expenses and adversely affect our results of operations. To the extent that our Neighbors are affected by such attacks or threats of attacks, their businesses may be adversely affected, including their ability to continue to meet obligations under their existing leases. If any of our shopping centers incur a casualty or other loss that is not fully or adequately insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, such payments could adversely impact our cash flows and ability to make distributions to our stockholders.
Climate change may adversely affect our business, financial condition, cash flows, and results of operations.
Climate change, including the impact of global warming, creates physical and financial risks. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g. floods, droughts, tornadoes, or hurricanes) and extreme temperatures. The occurrence of sea level rise or one or more natural disasters, such as floods, droughts, tornados, hurricanes, tropical storms, wildfires, and earthquakes (whether or not caused by climate change), could cause considerable damage to our shopping centers, disrupt our operations and negatively affect our financial performance. To the extent any of these events results in significant damage to or closure of one or more of our shopping centers, our operations and financial performance could be adversely affected through lost Neighbors and an inability to lease or re‑lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel or other energy costs or a fuel shortage, and increases in the costs of (or making unavailable) insurance on favorable terms if they result in significant loss of property or other insurable damage. In addition, transition risks associated with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing shopping centers, increase the costs of maintaining or improving our existing shopping centers or developing new shopping centers, or increase taxes and fees assessed on us or our shopping centers.
As an owner and/or operator of real estate, we could become subject to liability for environmental violations, regardless of whether we caused such violations, and our efforts to identify environmental liabilities may not be successful.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. U.S. federal, state, and local laws and regulations relating to the protection of the environment may require us, as a current or previous owner or operator of real property, to investigate and clean up hazardous or toxic substances or petroleum product releases at, on, under, from, or in a property or at impacted neighboring properties, which in our case most typically arise from current or former dry cleaners, gas stations, asbestos usage and historic land use practices. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred. We may be subject to regulatory action and may also be held liable to third parties for personal injury or property damage incurred by such parties in connection with exposure to or offsite contamination caused by hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances, and related liabilities, may be substantial and could materially and adversely affect us. The presence of hazardous or toxic substances, or the failure to remediate the related contamination, may also adversely affect our ability to sell, lease or redevelop a property or to borrow money using a property as collateral.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	19

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
As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our Neighbors, and private data exposure. Our financial results and business operations may be negatively affected by such an incident or the resulting negative media attention. A cybersecurity attack could: (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our Neighbors; (ii) compromise the confidential or proprietary information of our Neighbors, associates, and vendors, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes; (iii) result in our inability to maintain the building systems relied upon by our Neighbors for the efficient use of their leased space; (iv) require significant management attention and resources to remedy the damages that result; (v) result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; (vi) result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; (vii) subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements or relationships; (viii) cause reputational damage that adversely affects Neighbor, investor, and associate confidence in us, which could negatively affect our ability to attract and retain Neighbors, investors, and associates; (ix) result in significant remediation costs, some or all of which may not be recoverable from our insurance carriers; and (x) result in increases in the cost of obtaining insurance on favorable terms, or at all, if the attack results in significant insured losses. Such security breaches also could result in a violation of applicable federal and state privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers. Similarly, our Neighbors rely extensively on IT systems to process transactions and manage their businesses and thus are also at risk from and may be adversely affected by cybersecurity attacks. An interruption in the business operations of our Neighbors or a deterioration in their reputation resulting from a cybersecurity attack, including unauthorized access to customers’ credit card data and other confidential information, could indirectly negatively affect our business and cause lost revenues. As of December 31, 2022, we have not had any material incidents involving cybersecurity attacks.
Regulatory and Legal Risks
Compliance or failure to comply with the ADA, and fire, safety, and other regulations could result in substantial costs and may decrease cash available for stockholder distributions.
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
The U.S. stock markets, including Nasdaq, on which our common stock trades, have experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock may be similarly volatile, and investors in shares of our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of shares of our common stock will not fluctuate or decline significantly in the future.
In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the share price of our common stock or result in fluctuations in the price or trading volume of shares of our common stock, including:
•the annual yield from distributions on shares of our common stock as compared to yields on other financial instruments;

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	20

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	21

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
All distributions will be at the sole discretion of our Board and will depend on our actual and projected financial condition, results of operations, cash flows, liquidity, maintenance of our REIT qualification, and such other matters as our Board may deem relevant from time to time. We intend to evaluate distributions throughout 2023, and it is possible that stockholders may not receive distributions equivalent to those previously paid by us for various reasons, including: (i) we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, operating cash flows, or financial position; (ii) decisions on whether, when, and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Board, which reserves the right to change our distribution practices at any time and for any reason; (iii) our Board may elect to retain cash for investment purposes, working capital reserves, or other purposes, or to maintain or improve our credit ratings; and (iv) the amount of distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, state regulators, and/or the terms of any current or future indebtedness that these subsidiaries may incur.
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
One of the factors that may influence the price of shares of our common stock is the dividend distribution rate on our common stock (as a percentage of the price of shares of our common stock) relative to market interest rates. If market interest rates rise, as has recently been experienced, prospective purchasers of shares of our common stock may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than shares of our common stock, which would reduce the demand for, and result in a decline in the market price of, shares of our common stock.
If we fail to maintain an effective system of internal control over financial reporting and disclosure controls, we may not be able to accurately and timely report our financial results.
Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We are currently required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, and as of December 31, 2022, we are required to have our independent registered public accounting firm attest to the same, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If a material weakness or significant deficiency was to be identified in our internal control over financial reporting, we may also identify deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover weaknesses, we will make efforts to improve our internal control over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on Nasdaq. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	22

ITEM 2. PROPERTIES
REAL ESTATE INVESTMENTS—The following table details information for our wholly-owned properties and those owned through our unconsolidated joint venture as of December 31, 2022, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	Ownership Percentage	Number of Properties	ABR	GLA
Wholly-owned properties	100%	271	$435,712	31,093
GRP I	14%	20	30,542	2,209
In May 2022, we sold the final property in our NRP joint venture.
The following table presents information regarding the geographic location of our properties, including wholly-owned and the prorated portion of those owned through our unconsolidated joint venture, by ABR as of December 31, 2022. For additional portfolio information, refer to “Schedule III - Real Estate Assets and Accumulated Depreciation” (dollars and square feet in thousands):

State	ABR(1)	% ABR	ABR/Leased Square Foot	GLA(2)	% GLA	% Leased	Number of Properties
Florida	$52,878	12.0%	$14.12	3,899	12.4%	96.0%	49
California	48,079	10.9%	20.55	2,412	7.7%	97.0%	25
Georgia	37,499	8.5%	13.20	2,862	9.1%	99.2%	29
Texas	35,283	8.0%	17.03	2,108	6.7%	98.3%	18
Ohio	25,488	5.8%	10.81	2,408	7.7%	97.9%	20
Colorado	24,563	5.6%	17.80	1,408	4.5%	98.0%	12
Illinois	24,208	5.5%	15.52	1,637	5.2%	95.3%	14
Virginia	21,980	5.0%	16.80	1,363	4.3%	96.0%	13
Minnesota	17,971	4.1%	14.65	1,265	4.0%	96.9%	12
Massachusetts	16,259	3.7%	14.72	1,146	3.7%	96.4%	9
Nevada	13,124	3.0%	21.93	623	2.0%	96.0%	5
Pennsylvania	12,068	2.7%	12.27	1,001	3.2%	98.3%	6
Wisconsin	11,966	2.7%	11.40	1,061	3.4%	99.0%	9
Arizona	10,376	2.4%	14.39	736	2.3%	98.0%	6
Maryland	9,459	2.2%	20.70	467	1.5%	97.7%	4
South Carolina	9,329	2.1%	11.19	867	2.8%	96.2%	8
North Carolina	8,184	1.9%	12.49	659	2.1%	99.5%	10
Indiana	6,981	1.6%	8.71	832	2.7%	96.2%	5
Michigan	6,903	1.6%	9.58	723	2.3%	99.7%	5
Kentucky	6,511	1.5%	10.67	616	2.0%	99.1%	4
Tennessee	5,896	1.3%	8.61	692	2.2%	99.0%	4
Connecticut	5,825	1.3%	14.12	421	1.3%	98.0%	4
New Mexico	5,591	1.3%	14.52	404	1.3%	95.3%	3
Oregon	4,724	1.1%	15.48	314	1.0%	97.2%	4
Kansas	4,503	1.0%	12.21	376	1.2%	98.0%	3
New Jersey	4,152	0.9%	24.50	169	0.5%	100.0%	1
Washington	2,741	0.6%	16.16	173	0.6%	98.1%	2
Iowa	2,623	0.6%	7.67	360	1.1%	95.2%	3
Missouri	2,577	0.6%	11.91	222	0.7%	97.6%	2
New York	1,796	0.4%	11.29	163	0.5%	97.3%	1
Utah	450	0.1%	30.90	15	—%	100.0%	1
Total	$439,987	100.0%	$14.38	31,402	100.0%	97.4%	291
(1)We calculate ABR as monthly contractual base rent as of December 31, 2022, multiplied by twelve months.
(2)Gross leasable area (“GLA”) is defined as the total occupied and unoccupied square footage of a building that is available for Neighbors to lease.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	23

LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations, excluding our Neighbors who are occupying space on a temporary basis, after December 31, 2022 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture:

$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$3.3
$37.3
$58.0
$62.4
$66.8
$61.4
$43.9
$25.4
$19.6
$18.8
$20.0
$23.3
MTM (71)
2023 (595)
2024 (801)
2025 (754)
2026 (833)
2027 (787)
2028 (456)
2029 (212)
2030 (164)
2031 (176)
2032 (182)
2033+ (153)
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
For our wholly-owned properties and those owned through our unconsolidated joint venture, during the 2023 fiscal year, we have a total of 595 leases expiring, representing 2.3 million square feet of GLA. For our wholly-owned properties, during the 2023 fiscal year, we have 547 leases expiring, representing 2.2 million square feet of GLA. For our wholly-owned properties, the expiring leases have an ABR of $16.38 per square foot. While we cannot predict what rental rates we will achieve in 2023 as we renew or replace these expiring leases, the comparable rent spread of new leases signed during 2022 was 32.2%, and the comparable rent spread for lease renewals executed in 2022 was 14.6%. Further, during the fiscal year 2022, our occupancy improved 1.1% to 97.4%, indicating continued demand for leasing spaces at our centers.
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Leasing Activity” of this filing on Form 10-K for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	24

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture, by Neighbor type as of December 31, 2022:

Leased Square Feet
by Neighbor Type
Grocery: 47.1%
National &
Regional:
35.9%
Local: 17.0%

ABR
by Neighbor Type
Grocery: 32.6%
National & Regional: 41.6%
Local: 25.8%

The following charts present the composition of our portfolio by Neighbor industry as of December 31, 2022:

Leased Square Feet by Neighbor Industry

Grocery: 47.1%
Retail Stores: 24.4%
Services: 18.9%
Restaurant: 9.6%

ABR
by Neighbor Industry

Grocery: 32.6%
Retail Stores: 22.5%
Restaurant: 17.4%
Services: 27.5%

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	25

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
TOP TWENTY NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture, as of December 31, 2022 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$27,830	6.3%	3,411	11.2%	62
Publix	24,125	5.5%	2,321	7.6%	57
Albertsons	18,232	4.1%	1,709	5.6%	31
Ahold Delhaize	17,738	4.0%	1,249	4.1%	23
Walmart	8,971	2.0%	1,770	5.8%	13
Giant Eagle	7,362	1.7%	759	2.5%	10
Sprouts Farmers Market	6,494	1.5%	421	1.4%	14
TJX Companies	6,030	1.4%	516	1.7%	18
Raley's	4,592	1.1%	289	0.9%	5
Dollar Tree	3,621	0.8%	343	1.1%	36
SUPERVALU	3,244	0.7%	336	1.1%	5
Lowe's	2,470	0.6%	369	1.2%	4
Subway Group	2,415	0.5%	93	0.3%	65
Starbucks Corporation	2,369	0.5%	53	0.2%	32
Anytime Fitness, Inc.	2,308	0.5%	140	0.5%	29
Food 4 Less (PAQ)	2,305	0.5%	118	0.4%	2
Kohl's Corporation	2,241	0.5%	365	1.2%	4
Office Depot	2,237	0.5%	179	0.6%	8
United Parcel Service	2,211	0.5%	83	0.3%	65
Save Mart	2,174	0.5%	258	0.8%	5
Total	$148,969	33.7%	14,782	48.5%	488
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, if a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	26

w PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION—Pursuant to our underwritten initial public offering (“underwritten IPO”) on July 19, 2021, our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “PECO.” As of February 1, 2023, we had approximately 117.3 million shares of common stock outstanding, held by a total of 9,872 stockholders of record. This figure does not represent the actual number of beneficial owners of the Company’s common shares because common shares are frequently held in “street name” by securities dealers and others for the beneficial owners who may vote the shares.
DISTRIBUTIONS—We elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2010. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction).
We declared and paid 2022 monthly distributions of $0.09 per share, or $1.08 annualized, for each month beginning January 2022 through August 2022. We declared and paid 2022 monthly distributions of $0.0933 per share, or $1.12 annualized, an increase of 3.7%, for each month beginning September 2022 through December 2022.
The December 2022 and January 2023 distributions of $0.0933 per share were paid on January 3, 2023 and February 1, 2023, respectively. On February 8, 2023, our board of directors (the “Board”) authorized 2023 distributions for February, March, and April of $0.0933 per share to the stockholders of record at the close of business on February 21, 2023, March 15, 2023, and April 17, 2023, respectively. Holders of ownership units of Phillips Edison Grocery Center Operating Partnership I, L.P. (the "Operating Partnership") ("OP units") will receive distributions at the same rate as common stockholders, subject to certain withholdings. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code of 1986, as amended (the “IRC”).
We declared and paid 2021 monthly distributions of $0.085 per share, or $1.02 annualized, for each month beginning January 2021 through September 2021. We declared and paid 2021 monthly distributions of $0.09 per share, or $1.08 annualized, for October 2021 through December 2021.
The tax characterization of our distributions declared for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021
Common stock:
Ordinary dividends	77.4%	62.8%
Non-dividend distributions	22.6%	18.1%
Capital gain distributions(1)	—%	19.1%
Total distributions per share of common stock	100.0%	100.0%
(1)Pursuant to U.S. Treasury Regulation §1.1061-6(c) and §1061 of the IRC, the One Year Amounts and Three Year Amounts disclosures are both zero with respect to direct and indirect holders of “applicable partnership interests” for us and our subsidiary REIT, Phillips Edison Institutional REIT, LLC.
UNREGISTERED SALE OF SECURITIES—During the year ended December 31, 2022, we issued an aggregate of approximately 1,169,000 shares of common stock in redemption of approximately 1,169,000 OP units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
DIVIDEND REINVESTMENT PLAN (“DRIP”) AND SHARE REPURCHASE PROGRAMS—On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the DRIP and the original share repurchase program.
On August 3, 2022, our Board approved a new share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	27

The table below summarizes repurchases of our common stock made during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
October 1, 2022 - October 31, 2022	—	$—	—	$250,000
November 1, 2022 - November 30, 2022	—	—	—	250,000
December 1, 2022 to December 31, 2022(1)	3,596	31.84	—	250,000
(1)Represents common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.
PERFORMANCE GRAPH—The following graph is a comparison of the cumulative total return of shares of our common stock, the Standard and Poor’s 500 Composite Index (“S&P 500”), the FTSE Nareit All Equity REITs index (“FNER”), and the FTSE Nareit Equity Shopping Centers index (“FNSC”). The graph assumes that $100 was invested on July 15, 2021 and assumes the reinvestment of any dividends. The shareholder return shown on the graph below is not indicative of future performance. The information in this paragraph and the following performance graph are deemed “furnished”, not “filed”, with the U.S. Securities and Exchange Commission (“SEC”) and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except as shall be expressly set forth by specific reference in such filing.

Comparison of Cumulative Total Return
$130
$120
$110
$100
$90
$80
Investment Value
7/15/21
12/31/21
6/30/22
12/31/2022
PECO
S&P 500
FNER
FNSC

Ticker / Index	7/15/2021	12/31/2021	6/30/2022	12/31/2022
PECO	$100	$120	$124	$120
S&P 500	100	110	88	90
FTSE Nareit All Equity REITs	100	113	90	85
FTSE Nareit Equity Shopping Centers	100	114	93	100

ITEM 6.
Reserved.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	28

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
We do not consider our non-GAAP measures to be alternatives to measures required in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain non-GAAP measures should not be viewed as an alternative measure of our financial performance as they may not reflect the operations of our entire portfolio, and they may not reflect the impact of general and administrative expenses, depreciation and amortization, interest expense, other income (expense), or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our shopping centers that could materially impact our results from operations. Additionally, certain non-GAAP measures should not be considered as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions, and may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business in the manner currently contemplated. Accordingly, non-GAAP measures should be reviewed in connection with other GAAP measurements and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Other REITs may use different methodologies for calculating similar non-GAAP measures, and accordingly, our non-GAAP measures may not be comparable to other REITs.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	29

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
•Same-Center—We use this term to refer to a property, or portfolio of properties, that have been owned and operational for the entirety of the last two reporting periods (i.e., since January 1, 2021).
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
As of December 31, 2022, we owned equity interests in 291 shopping centers, including 271 wholly-owned shopping centers and 20 shopping centers owned through one unconsolidated joint venture, which comprised approximately 33.3 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to our unconsolidated joint ventures and one private fund (collectively, the “Managed Funds”).

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	30

In May 2022, we sold the final property in our joint venture with Necessity Retail Partners (“NRP”), in which we own a 20% interest. For the years ended December 31, 2022 and 2021, we recognized income of $2.7 million and $0.7 million, respectively, related to NRP’s achievement of certain performance targets, which is included in Fees and Management Income in our consolidated statements of operations and comprehensive income (loss) (“consolidated statements of operations”).
UNDERWRITTEN INITIAL PUBLIC OFFERING—On July 19, 2021, we closed our underwritten IPO, through which we issued 19.6 million shares, including the underwriters’ overallotment election, of a new class of common stock, $0.01 par value per share, at an initial price to the public of $28.00 per share. As a result of the underwritten IPO, we received gross proceeds of $547.4 million.
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
2021 BOND OFFERING—In October 2021, the Operating Partnership completed the registered offering of $350 million aggregate principal amount of 2.625% senior notes (“2021 Bond Offering”) priced at 98.692% of the principal amount and maturing in November 2031. The 2021 Bond Offering resulted in gross proceeds of $345.4 million. The notes are fully and unconditionally guaranteed by us.
AT-THE-MARKET OFFERING (“ATM”)—On February 10, 2022, we and the Operating Partnership entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. No shares were issued under the ATM program during the fourth quarter of 2022. During the year ended December 31, 2022, we issued 2.6 million shares of our common stock under the ATM program for net proceeds of $89.2 million, after approximately $0.9 million in commissions. As of December 31, 2022, $159.9 million of common stock remained available for issuance under the ATM program.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of December 31, 2022 and 2021 (dollars and square feet in thousands):

	2022	2021
Number of properties	271	268
Number of states	31	31
Total square feet	31,093	30,691
ABR	$435,712	$405,281
% ABR from omni-channel grocery-anchored shopping centers	97.2%	96.7%
Leased occupancy %:
Total portfolio spaces	97.4%	96.3%
Anchor spaces	99.3%	98.1%
Inline spaces	93.8%	92.7%
Average remaining lease term (in years)(1)	4.5	4.6
(1)The average remaining lease term in years excludes future options to extend the term of the lease.
FINANCIAL HIGHLIGHTS—Owning, operating, and managing well-occupied omni-channel grocery-anchored real estate is a core part of our business strategy, and as of December 31, 2022, 97.2% of our ABR was derived from omni-channel grocery-anchored shopping centers. As of December 31, 2022, total leased occupancy improved 1.1% to 97.4% and inline occupancy improved 1.1% to 93.8%, when compared to December 31, 2021. Our financial performance highlights during 2022 are as follows:
•Net income of $54.5 million, an increase of $37.3 million from a year ago, primarily due to positive operating results attributable to our Same-Center portfolio, the net impact of our 2022 acquisition and disposition activity, and the final settlement of the earn-out liability with the issuance of 1.6 million OP units in January 2022.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	31

•Core FFO per diluted share improved by $0.08 to $2.27, primarily due to increased rental income and lower interest expense.
•Same-Center NOI improved 4.5% to $361.2 million.
•Acquired $282.0 million and disposed of $52.0 million of assets, executing our external growth strategy while improving portfolio quality with our dispositions.
•Declared and paid monthly distributions of $0.09 per share, or $1.08 annualized, through August 2022, and increased monthly distributions to $0.0933 per share, or $1.12 annualized, for the remainder of 2022.
EXECUTING OUR STRATEGY—Our performance for the year is linked to our key initiatives: differentiated and focused strategy, integrated operating platform, and responsible balance sheet management. We believe these initiatives will result in long-term growth and value creation to all of our stakeholders.
Differentiated and Focused Strategy—We actively monitor the commercial real estate sector for shopping centers that meet our investment objectives. Capital raised through our underwritten IPO combined with our effective shelf registration statement and ATM program allow us to access equity and debt capital that we intend to use, in part, to grow our portfolio of assets. Highlights of our asset composition and acquisitions are as follows:
•97.2% of our ABR was derived from omni-channel grocery-anchored shopping centers as of December 31, 2022.
•71.1% of our ABR was derived from Neighbors providing necessity-based goods and services.
•Acquired seven properties and four outparcels for a net cash outlay of $282.0 million, adding 0.8 million of GLA to our portfolio.
Internal Growth Through Our Integrated Operating Platform—We have focused on improving our occupancy through leasing vacant spaces, increasing lease revenue through rent growth, and executing development and redevelopment opportunities. Highlights of our wholly-owned operational activity as of and for the year ended December 31, 2022 are as follows:
•Leased occupancy for our wholly-owned portfolio improved to 97.4% as of December 31, 2022, compared to 96.3% as of December 31, 2021.
•Total ABR per leased square foot for executed new leases improved 12.9% to $19.31, and inline ABR per leased square foot for executed new leases improved 17.9% to $24.33 during the year ended December 31, 2022.
•For the year ended December 31, 2022, we completed 17 development and redevelopment projects with a total investment of $37.3 million.
•As of December 31, 2022, we have 14 development and redevelopment projects in process, which we estimate will have a total investment of $50.3 million.
•Created $0.9 million of incremental ABR in 2022 as a result of development and redevelopment projects completed in 2021.
Balance Sheet Management Positioned for External Growth—Our management team has executed strategies to improve the flexibility of our balance sheet, including gaining access to additional forms of liquidity through our effective shelf registration statement and ATM program. This execution well-positions us to maintain our investment grade rating, fund distributions to our stockholders, and invest in our targeted acquisitions. As of December 31, 2022, we had $726.7 million of total liquidity, comprised of $17.3 million of cash, cash equivalents, and restricted cash, plus $709.4 million of borrowing capacity available on our $800 million revolving credit facility. Our balance sheet management highlights as of and for the year ended December 31, 2022 are as follows:
•We issued 2.6 million shares of our common stock under the ATM program for net proceeds of $89.2 million.
•Our investment grade ratings were reaffirmed by Moody’s Investors Services (Baa3) and S&P Global Ratings (BBB-).
•We amended our credit facility to increase the total amount available under our unsecured revolving credit facility from $500 million to $800 million.
•Our ratio of net debt to Adjusted EBITDAre was 5.3x as of December 31, 2022, as compared to 5.6x as of December 31, 2021 (see “Liquidity and Capital Resources - Financial Leverage Ratios” below for a discussion and calculation).

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	32

•As of December 31, 2022, our debt maturity profile with the respective principal payment obligations is as follows (including the impact of derivatives on weighted-average interest rates):

Debt Maturity Profile
Dollars (in millions)
Weighted-average interest rate %
$600
$500
$400
$300
$200
$100
$0
6%
5%
4%
3%
2%
1%
0%
$47.3
$503.1
$267.9
$320.9
$200.6
$17.4
$0.8
$200.8
$353.4
$0.0
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032 +
Debt Maturities
Weighted-Average Interest on Maturing Debt

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	33

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the years ended December 31, 2022 and 2021(1):

	Total Deals		Inline Deals
	2022	2021	2022	2021
New leases:
Number of leases	390	538	375	517
Square footage (in thousands)	1,230	1,805	819	1,193
ABR (in thousands)	$23,750	$30,889	$19,919	$24,622
ABR PSF	$19.31	$17.11	$24.33	$20.63
Cost PSF of executing new leases	$36.25	$28.44	$39.56	$29.55
Number of comparable leases	145	228	143	224
Comparable rent spread	32.2%	15.7%	26.5%	15.7%
Weighted average lease term (in years)	8.1	8.1	7.4	6.4
Renewals and options:
Number of leases	611	597	551	537
Square footage (in thousands)	3,554	3,834	1,213	1,130
ABR (in thousands)	$49,625	$47,603	$29,172	$25,891
ABR PSF	$13.96	$12.42	$24.04	$22.92
ABR PSF prior to renewals	$12.77	$11.68	$21.18	$20.86
Percentage increase in ABR PSF	9.3%	6.3%	13.4%	9.9%
Cost PSF of executing renewals and options	$1.89	$0.63	$1.10	$1.23
Number of comparable leases(2)	472	496	459	475
Comparable rent spread(2)	14.6%	8.1%	15.2%	10.2%
Weighted average lease term (in years)	4.9	4.8	4.2	4.1
Portfolio retention rate	90.7%	87.8%	77.5%	79.4%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES—The COVID-19 pandemic resulted in reduced revenues beginning with the second quarter of 2020 and continuing through early 2021. Our collections returned to pre-COVID levels during the second half of 2021 and have remained strong throughout 2022. As of December 31, 2022, our Neighbors currently being accounted for on a cash basis represented approximately 4% of portfolio ABR. We believe our collections have stabilized, which has reduced volatility in our earnings during 2022 as compared to 2021.
Due to changing economic conditions, rising interest rates, labor shortages, and supply chain limitations, there has been an increase in wages and costs for materials. The resulting increased inflation may negatively impact some of our Neighbors and increase our operating and construction costs. Substantially all of our leases contain provisions designed to mitigate the adverse effect of inflation, including requirements for Neighbors to pay their allocable share of operating expenses that includes common area maintenance, utilities, real estate taxes, insurance, and certain capital expenditures. Additionally, many of our leases are for terms of less than ten years, which allows us to target increased rents to current market rates upon renewal.
In addition to inflation, macroeconomic and geopolitical risks may create challenges that cause current market conditions in the United States to worsen. The policies implemented to address these risks, including raising interest rates, could result in adverse impacts on the United States economy, including a slowing of growth or potentially a recession.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	34

SUMMARY OF OPERATING ACTIVITIES FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Favorable (Unfavorable) Change
(Dollars in thousands)	2022	2021	$	%(1)
Revenues:
Rental income	$560,538	$519,495	$41,043	7.9%
Fees and management income	11,541	10,335	1,206	11.7%
Other property income	3,293	3,016	277	9.2%
Total revenues	575,372	532,846	42,526	8.0%
Operating Expenses:
Property operating	95,359	92,914	(2,445)	(2.6)%
Real estate taxes	67,864	65,381	(2,483)	(3.8)%
General and administrative	45,235	48,820	3,585	7.3%
Depreciation and amortization	236,224	221,433	(14,791)	(6.7)%
Impairment of real estate assets	322	6,754	6,432	95.2%
Total operating expenses	445,004	435,302	(9,702)	(2.2)%
Other:
Interest expense, net	(71,196)	(76,371)	5,175	6.8%
Gain on disposal of property, net	7,517	30,421	(22,904)	(75.3)%
Other expense, net	(12,160)	(34,361)	22,201	64.6%
Net income	54,529	17,233	37,296	NM
Net income attributable to noncontrolling interests	(6,206)	(2,112)	(4,094)	NM
Net income attributable to stockholders	$48,323	$15,121	$33,202	NM
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 254 properties that were owned and operational prior to January 1, 2021. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing to real estate asset activity occurring after December 31, 2020, which includes 27 properties disposed of and 16 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the years ended December 31, 2022 and 2021:
Rental Income increased $41.0 million as follows:
•$20.2 million increase related to our same-center portfolio as follows:
▪$17.9 million increase primarily due to a $0.39 increase in average minimum rent per square foot due to a 1.3% improvement in average occupancy; and
▪$4.5 million increase owing largely to an increase in recoverable income attributed to an increase in common area maintenance spending and lower collection reserves as compared to 2021 and the 1.3% improvement in average occupancy; offset by
▪$2.1 million decrease primarily due to the recovery of prior year income in 2021 and the reversal of reserves for uncollectibility from 2020 in 2021 resulting from the recovery of our portfolio in the wake of the COVID-19 pandemic.
•$20.8 million increase primarily related to our acquisition activity, net of dispositions.
Fees and Management Income:
•The $1.2 million increase in fees and management income was primarily due to the achievement of certain performance targets related to our joint venture with NRP, partially offset by the reduction in revenue as result of our joint venture with NRP fully liquidating its assets.
Property Operating Expenses:
•The $2.4 million increase is primarily due to our acquisition activity, net of dispositions.
Real Estate Tax Expenses:
•The $2.5 million increase in real estate tax expenses was primarily due to our acquisition activity, net of dispositions.
General and Administrative Expenses decreased $3.6 million primarily as follows:
•$2.6 million decrease in compensation expense owing largely to lower performance-based compensation; and
•$1.3 million decrease primarily due to lower third-party consultant and custodial costs; partially offset by

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	35

•$0.4 million increase due to an increase in directors and officers insurance as a result of our becoming a publicly traded company in July 2021.
Depreciation and Amortization:
•The $14.8 million increase in depreciation and amortization is primarily due to the execution of our acquisition strategy, investment in improvements to our Neighbor spaces, and accelerated depreciation related to damage sustained at our properties as a result of Hurricane Ian.
Impairment of Real Estate Assets:
•The $6.4 million decrease in impairment of real estate assets was due to assets that were sold during 2021 at a disposition price that was less than the carrying value as compared to minimal impairment charges recorded during 2022.
Interest Expense, Net:
•The $5.2 million decrease during the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to net repayments of debt outstanding in 2021, partially offset by higher average interest rates in 2022. Interest Expense, Net was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2022	2021
Interest on unsecured term loans and senior notes, net	$40,975	$40,107
Interest on secured debt	20,768	25,044
Interest on revolving credit facility, net	2,069	870
Non-cash amortization and other	6,359	6,758
Loss on extinguishment or modification of debt and other, net(1)	1,025	3,592
Interest expense, net	$71,196	$76,371

Weighted-average interest rate as of end of year	3.6%	3.3%
Weighted-average term (in years) as of end of year	4.4	5.2
(1)Includes defeasance fees related to early repayments of debt.
Gain on Disposal of Property, Net:
•The $22.9 million decrease was primarily related to the sale of four properties and four outparcels with a net gain of $7.5 million during the year ended December 31, 2022, as compared to the sale of 24 properties and four outparcels (in addition to other property-related miscellaneous disposals and write-offs) with a net gain of $30.4 million during the year ended December 31, 2021 (see Note 4).
Other Expense, Net:
•The $22.2 million decrease was primarily related to a 2021 charge in connection with the change in the fair value of our earn-out liability, which was settled in January 2022, partially offset by an increase in transaction and acquisition expenses owing largely to the amortization of the restricted stock units awarded at the time of our underwritten IPO combined with costs for activities related to the execution of our growth strategy. Other Expense, Net was comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021
Change in fair value of earn-out liability (see Note 16)	$(1,809)	$(30,436)
Equity in net income of unconsolidated joint ventures	1,280	1,695
Transaction and acquisition expenses	(10,551)	(5,363)
Federal, state, and local income tax expense	(806)	(327)
Other	(274)	70
Other expense, net	$(12,160)	$(34,361)

SUMMARY OF OPERATING ACTIVITIES FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
For a discussion of the year-to-year comparisons in the results of operations for the years ended December 31, 2021 and 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K, filed with the SEC on February 16, 2022.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	36

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our Same-Center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the years ended December 31, 2022 and 2021, Same-Center NOI represents the NOI for the 254 properties that were wholly-owned and operational for the entire portion of all comparable reporting periods.
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
The table below compares Same-Center NOI for the years ended December 31, 2022 and 2021 (dollars in thousands):

			Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Revenues:
Rental income(1)	$378,971	$360,093	$18,878
Tenant recovery income	120,141	115,848	4,293
Reserves for uncollectibility(2)	(1,528)	1,820	(3,348)
Other property income	2,630	2,764	(134)
Total revenues	500,214	480,525	19,689	4.1%
Operating expenses:
Property operating expenses	76,792	72,023	(4,769)
Real estate taxes	62,179	62,818	639
Total operating expenses	138,971	134,841	(4,130)	(3.1)%
Total Same-Center NOI	$361,243	$345,684	$15,559	4.5%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Net income	$54,529	$17,233
Adjusted to exclude:
Fees and management income	(11,541)	(10,335)
Straight-line rental income(1)	(12,265)	(9,404)
Net amortization of above- and below-market leases	(4,324)	(3,581)
Lease buyout income	(2,414)	(3,485)
General and administrative expenses	45,235	48,820
Depreciation and amortization	236,224	221,433
Impairment of real estate assets	322	6,754
Interest expense, net	71,196	76,371
Gain on disposal of property, net	(7,517)	(30,421)
Other expense, net	12,160	34,361
Property operating expenses related to fees and management income	3,046	4,855
NOI for real estate investments	384,651	352,601
Less: Non-same-center NOI(2)	(23,408)	(6,917)
Total Same-Center NOI	$361,243	$345,684
(1)Includes straight-line rent adjustments for Neighbors for whom revenue is being recorded on a cash basis.
(2)Includes operating revenues and expenses from non-same-center properties which includes properties acquired or sold and corporate activities.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	37

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
The following table presents our calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders and Core FFO for the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share amounts):

	2022	2021	2020
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$54,529	$17,233	$5,462
Adjustments:
Depreciation and amortization of real estate assets	232,571	217,564	218,738
Impairment of real estate assets	322	6,754	2,423
Gain on disposal of property, net	(7,517)	(30,421)	(6,494)
Adjustments related to unconsolidated joint ventures	842	72	1,552
Nareit FFO attributable to stockholders and OP unit holders	$280,747	$211,202	$221,681
Calculation of Core FFO
Nareit FFO attributable to stockholders and OP unit holders	$280,747	$211,202	$221,681
Adjustments:
Depreciation and amortization of corporate assets	3,653	3,869	5,941
Change in fair value of earn-out liability	1,809	30,436	(10,000)
Transaction and acquisition expenses	10,551	5,363	539
Loss on extinguishment or modification of debt and other, net	1,025	3,592	4
Amortization of unconsolidated joint venture basis differences	220	1,167	1,883
Realized performance income(1)	(2,742)	(675)	—
Other impairment charges	—	—	359
Core FFO	$295,263	$254,954	$220,407

Nareit FFO Attributable to Stockholders and OP Unit Holders/Core FFO per diluted share
Weighted-average shares of common stock outstanding - diluted	130,332	116,672	111,156
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$2.15	$1.81	$1.99
Core FFO per share - diluted	$2.27	$2.19	$1.98
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	38

The following table presents our calculation of EBITDAre and Adjusted EBITDAre for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Calculation of EBITDAre
Net income	$54,529	$17,233	$5,462
Adjustments:
Depreciation and amortization	236,224	221,433	224,679
Interest expense, net	71,196	76,371	85,303
Gain on disposal of property, net	(7,517)	(30,421)	(6,494)
Impairment of real estate assets	322	6,754	2,423
Federal, state, and local tax expense	806	327	491
Adjustments related to unconsolidated joint ventures	1,987	1,431	3,355
EBITDAre	$357,547	$293,128	$315,219
Calculation of Adjusted EBITDAre
EBITDAre	$357,547	$293,128	$315,219
Adjustments:
Change in fair value of earn-out liability	1,809	30,436	(10,000)
Transaction and acquisition expenses	10,551	5,363	539
Amortization of unconsolidated joint venture basis differences	220	1,167	1,883
Realized performance income(1)	(2,742)	(675)	—
Other impairment charges	—	—	359
Adjusted EBITDAre	$367,385	$329,419	$308,000
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
•proceeds received from the disposition of properties; and
•available, unrestricted cash and cash equivalents.
At this time, we believe our current sources of liquidity are sufficient to meet our short- and long-term cash demands.
IMPACT OF THE UNDERWRITTEN IPO—On July 19, 2021, we closed our underwritten IPO, from which we received gross proceeds of $547.4 million. See “Overview” above for more details. The underwritten IPO has allowed us access to forms of capital not previously available to us, as follows:
•In October 2021, we completed the registered offering of $350 million aggregate principal amount of 2.625% senior notes, which resulted in gross proceeds of $345.4 million.
•In February 2022, we filed an automatically effective shelf registration statement on Form S-3 providing for the public offering and sale, from time to time, by us of our preferred stock, common stock, debt securities, depository shares, warrants, rights, units, and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts.
•In connection with our February 2022 Form S-3 filing, we commenced the ATM program through which we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million. No shares were issued under the ATM program during the fourth quarter of 2022. During the year ended December 31, 2022, we issued 2.6 million shares of our common stock under the ATM program for net proceeds of $89.2 million. As of December 31, 2022, $159.9 million of common stock remained available for issuance under the ATM program.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	39

DEBT—The following table summarizes information about our debt as of December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Total debt obligations, gross	$1,912,784	$1,914,082
Weighted-average interest rate	3.6%	3.3%
Weighted-average term (in years)	4.4	5.2

Revolving credit facility capacity(1)	$800,000	$500,000
Revolving credit facility availability(2)	709,385	489,329
(1)The revolving credit facility matures in January 2026, extendable at our option to January 2027. In addition, the revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions.
(2)Net of any outstanding balance and letters of credit.
Debt Activity—During the years ended December 31, 2022 and 2021, we took steps to increase debt amounts available to us for future investment activity. Our debt activity during the year ended December 31, 2022 was as follows:
•In May 2022, we amended our credit facility agreement (the “Amendment”) to, among other things, increase the total amount available under our unsecured revolving credit facility from $500 million to $800 million. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions. The unsecured revolving credit facility is scheduled to mature in January 2026, extendable at our option to January 2027.
•During 2022, we repaid $80.1 million in mortgage debt.
Our debt activity during the year ended December 31, 2021 was as follows:
•In July 2021, we entered into a new $980 million credit facility comprised of a $500 million senior unsecured revolving credit facility and two $240 million senior unsecured term loan tranches (the “Refinancing”). In connection with the Refinancing, we paid off a $472.5 million term loan due in November 2025. Additionally, we used proceeds from the underwritten IPO to retire a $375 million term loan that was set to mature in April 2022.
•In August 2021, we executed a $150 million partial pay down on a term loan that was set to mature in November 2023 utilizing cash on hand.
•In October 2021, we completed the 2021 Bond Offering priced at 98.692% of the principal amount and maturing in November 2031. The 2021 Bond Offering resulted in gross proceeds of $345.4 million. In October 2021, net proceeds were used, in part, to pay down the remaining $150 million balance of the term loan that was set to mature in November 2023. The notes are fully and unconditionally guaranteed by us.
•During 2021, we executed early repayments of $55.2 million in mortgage debt.
Future Debt Obligations—As of December 31, 2022, including the impact of our swap agreements, our future contractual debt obligations were $115.2 million of debt principal and interest payments during 2023, and $2.1 billion of debt principal and interest payments thereafter (see Note 8).
Debt Obligation Guarantees—The 2.625% senior notes issued by the Operating Partnership pursuant to an effective registration statement in October 2021 were, and debt securities of the Operating Partnership registered under our automatically effective shelf registration statement on Form S-3 filed in February 2022 will be, fully and unconditionally guaranteed by us. At December 31, 2022, the Operating Partnership had issued and outstanding its 2.625% senior notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2.625% senior notes are fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Covenants—Credit agreements for our unsecured revolving credit facility and unsecured term loans contain customary financial covenants, including a leverage ratio of 60% or less, with a surge to 65% or less following a material acquisition, and require the fixed-charge ratio to be 1.5:1 or greater. Our unsecured senior notes due 2031 are also subject to customary financial covenants, including a leverage ratio of 65% or less, and require the fixed-charge ratio to be 150% or greater. As of December 31, 2022, we were in compliance with the restrictive covenants of our outstanding debt obligations and we expect to continue to meet the requirements of these covenants over the next twelve months.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	40

OTHER CONTRACTUAL COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS—We enter into leases as a lessee as part of our real estate operations in the form of ground leases of land for certain properties, and as part of our corporate operations in the form of office space and office equipment leases. Currently, neither our operating leases nor our finance leases have residual value guarantees or other restrictions or covenants. We expect to fund these obligations through existing financing or cash flows from operations. As of December 31, 2022, our future contractual obligations as a lessee included operating lease obligations of $0.7 million during 2023, and $6.8 million thereafter. As of December 31, 2022, our future contractual finance lease obligations included $0.3 million during 2023, and $0.3 million thereafter.
We have an off-balance sheet arrangement that includes being the limited guarantor of a $175 million mortgage loan secured by Grocery Retail Partners I LLC (“GRP I”) properties. Our guaranty for the GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with our institutional joint venture partner in which any potential liability under such guarantee will be apportioned between us and our joint venture partner based on our respective ownership percentage in the joint venture. As of December 31, 2022, GRP I had an outstanding debt balance of $174.0 million.
Additionally, our off-balance sheet arrangements include the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, all of our interest rate swaps fix the variable rate interest on our term loan debt. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of December 31, 2022, the notional amount of our interest rate swaps was $0.8 billion. As of December 31, 2022, our future interest rate swap recoverables are $15.9 million during 2023 and $11.2 million thereafter.
FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of December 31, 2022 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$1,937,142	$1,941,504
Less: Cash and cash equivalents	5,740	93,109
Total net debt	$1,931,402	$1,848,395

Enterprise value:
Net debt	$1,931,402	$1,848,395
Total equity market capitalization(1)(2)	4,178,204	4,182,996
Total enterprise value	$6,109,606	$6,031,391
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 131.2 million and 126.6 million diluted shares as of December 31, 2022 and 2021, respectively, and the closing market price per share of $31.84 and $33.04 as of December 31, 2022 and 2021, respectively.
(2)Fully diluted shares include common stock and OP units as of December 31, 2022 and Class B common stock, common stock, and OP units as of December 31, 2021.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Net debt to Adjusted EBITDAre - annualized:
Net debt	$1,931,402	$1,848,395
Adjusted EBITDAre - annualized(1)	367,385	329,419
Net debt to Adjusted EBITDAre - annualized	5.3x	5.6x

Net debt to total enterprise value:
Net debt	$1,931,402	$1,848,395
Total enterprise value	6,109,606	6,031,391
Net debt to total enterprise value	31.6%	30.6%
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	41

During the years ended December 31, 2022 and 2021, we had capital spend of $102.4 million and $75.0 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Capital expenditures for real estate:
Capital improvements	$17,828	$15,862
Tenant improvements	24,194	23,485
Redevelopment and development	53,671	31,579
Total capital expenditures for real estate	95,693	70,926
Corporate asset capital expenditures	3,292	2,194
Capitalized indirect costs(1)	3,430	1,915
Total capital spending activity(2)	$102,415	$75,035
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
(2)For the year ended December 31, 2022, amounts reported are net of insurance proceeds for property damage claims.
We expect our capital expenditures to reach $105 million - $115 million in 2023, which includes $50 million - $60 million related to development and redevelopment projects. We anticipate that obligations related to capital improvements, as well as redevelopment and development, in 2023 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to average between 9%-11%. Our current in process projects represent an estimated total investment of $50.3 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.
REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our property acquisitions during the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Number of properties acquired	7	9
Number of outparcels acquired(1)	4	5
Contract price	$280,515	$307,551
Total price of acquisitions(2)	282,000	308,358
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)Total price of acquisitions includes closing costs and credits.
Subsequent to December 31, 2022, we acquired one property for $27.1 million.
REAL ESTATE DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table highlights our property dispositions during the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Number of properties sold(1)	4	24
Number of outparcels sold(2)(3)	4	4
Contract price	$53,987	$216,052
Proceeds from sale of real estate, net(4)	52,019	206,377
Gain on sale of property, net(5)	7,517	34,309
(1)We retained an outparcel for one property sold during the year ended December 31, 2021, and therefore the sale did not result in a reduction in our total property count.
(2)During the year ended December 31, 2021, our outparcel sales included: (i) the only remaining portion of one of our properties, which resulted in a reduction in our total property count; and (ii) an undeveloped parcel of land, as well as two outparcels adjacent to two of our centers, none of which resulted in a reduction in our total property count.
(3)In addition to the four outparcels sold during the year ended December 31, 2021, a tenant at one of our properties exercised a bargain purchase option to acquire a parcel of land that we previously owned. This generated minimal proceeds for us.
(4)Total proceeds from sale of real estate, net includes closing costs and credits.
(5)During the year ended December 31, 2021, Gain on Disposal of Property, Net on the consolidated statements of operations includes miscellaneous write-off activity, which is not included in gain on sale of property, net, presented above.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	42

DISTRIBUTIONS—We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction).
We declared and paid 2022 monthly distributions of $0.09 per share, or $1.08 annualized, for each month beginning January 2022 through August 2022. We declared and paid 2022 monthly distributions of $0.0933 per share, or $1.12 annualized, an increase of 3.7%, for each month beginning September 2022 through December 2022.
The December 2022 and January 2023 distributions of $0.0933 per share were paid on January 3, 2023 and February 1, 2023, respectively. On February 8, 2023, our Board authorized 2023 distributions for February, March, and April of $0.0933 per share to the stockholders of record at the close of business on February 21, 2023, March 15, 2023, and April 17, 2023, respectively. OP unit holders will receive distributions at the same rate as common stockholders, subject to certain withholdings. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the IRC.
We declared and paid 2021 monthly distributions of $0.085 per share, or $1.02 annualized, for each month beginning January 2021 through September 2021. We declared and paid 2021 monthly distributions of $0.09 per share, or $1.08 annualized, for October 2021 through December 2021.
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
On August 3, 2022, our Board approved a new share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.
CASH FLOW ACTIVITIES—As of December 31, 2022, we had cash and cash equivalents and restricted cash of $17.3 million, a net cash decrease of $98.2 million during the year ended December 31, 2022.
Below is a summary of our cash flow activity for the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022	2021	$ Change	% Change
Net cash provided by operating activities	$290,890	$262,902	$27,988	10.6%
Net cash used in investing activities	(331,245)	(180,491)	(150,754)	(83.5)%
Net cash used in financing activities	(57,825)	(98,819)	40,994	41.5%
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. The increase in property operations was primarily due to a $15.6 million, or 4.5%, improvement in Same-Center NOI as compared to 2021, and the execution of our acquisition strategy. During the year ended December 31, 2022, we had a net cash outlay of $0.2 million from changes in working capital as compared to a net cash inflow of $4.0 million during the same period in 2021. This change was primarily driven by the timing of receivables and lower performance-based compensation accruals, partially offset by higher real estate tax accruals.
•Fee and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $11.5 million for the year ended December 31, 2022, an increase of $1.2 million as compared to the same period in 2021. The increase in fees and management income was primarily due to our joint venture with NRP from which we recognized income related to NRP’s achievement of certain performance targets of $2.7 million for the year ended December 31, 2022, compared to income of $0.7 million in 2021.
•Cash paid for interest—During the year ended December 31, 2022, we paid $65.1 million for interest, a decrease of $3.0 million over the same period in 2021, largely due to net repayments of debt outstanding in 2021, partially offset by higher average interest rates in 2022.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	43

INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the year ended December 31, 2022, our acquisitions resulted in a total cash outlay of $282.0 million, as compared to a total cash outlay of $308.4 million during the same period in 2021.
•Real estate dispositions—During the year ended December 31, 2022, our dispositions resulted in a net cash inflow of $52.0 million, as compared to a net cash inflow of $206.4 million during the same period in 2021.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the year ended December 31, 2022, we paid $104.5 million for capital expenditures, an increase of $29.5 million over the same period in 2021, primarily due to an increase in tenant improvements owing largely to an increase in leasing volume as compared to the same period a year ago.
FINANCING ACTIVITIES—Our net cash used in financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the year ended December 31, 2022, we had $1.3 million in net repayment of debt as compared to $402.3 million in net repayment of debt during the same period a year ago. See “Debt Activity” above for more details.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased by $22.3 million during the year ended December 31, 2022 as compared to the same period in 2021, primarily due to an increase in shares of common stock outstanding as a result of our underwritten IPO.
•Issuance of common stock—During the year ended December 31, 2022, we issued 2.6 million shares of our common stock under the ATM program for net proceeds of $89.2 million. During the year ended December 31, 2021, we had net proceeds from the issuance of common stock of $508.4 million from our underwritten IPO.
•Share repurchases—Cash outflows for share repurchases decreased by $77.8 million for the year ended December 31, 2022 as compared to the same period in 2021, primarily as a result of a tender offer which was settled in January 2021.

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	44

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
As of December 31, 2022, we had four interest rate swaps that fixed the Secured Overnight Financing Rate (“SOFR”) on $755 million of our unsecured term loan facilities.
As of December 31, 2022, we had not fixed the interest rate on $279 million of our unsecured debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. We estimate that a one percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2022 would result in approximately $2.8 million of additional interest expense annually. The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure. For further discussion of certain quantitative details related to our interest rate swaps, see Note 9.
The information presented above does not consider all exposures or positions that could arise in the future. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
LIBOR Transition—In July 2017, the Financial Conduct Authority ("FCA"), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intended to phase out LIBOR as a benchmark by the end of 2021. In November 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the Federal Reserve Board and the FCA, announced a plan to consult on ceasing publication of U.S. dollar (“USD”) LIBOR on December 31, 2021 for only the one week and two month USD LIBOR, and on June 30, 2023 for all other USD LIBOR, which the FCA subsequently confirmed in March 2021. The Federal Reserve Board concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Further, when USD LIBOR will no longer be published, market participants should amend legacy contracts to use SOFR or another alternative reference rate. As of December 31, 2021, we had contracts that were indexed to LIBOR that were subsequently transitioned to SOFR during 2022.
In May 2022, the Amendment replaced LIBOR with SOFR as the benchmark interest rate for the unsecured revolving credit facility and the two $240 million senior unsecured term loan tranches, maturing in November 2025 and July 2026. In August 2022, we amended two of our interest rate swaps with a total notional amount of $430 million to replace LIBOR with SOFR as the benchmark interest rate in conjunction with the Amendment. Additionally, in November 2022, we amended our three remaining LIBOR term loans with a notional amount of $475 million to replace LIBOR with SOFR as the benchmark interest rate. In December 2022, our two remaining LIBOR swaps with a total notional amount of $325 million were amended to transition from LIBOR to SOFR as the benchmark interest rate.
See further discussion on interest amounts on our variable rate debt in Note 8 and discussion on the swap rate for our interest rate swaps in Note 9.
FOREIGN CURRENCY EXCHANGE RISK—We do not have any foreign operations, and thus, we are not exposed to foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements on page F-1 of this report.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	45

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of December 31, 2022, at a reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of the consolidated financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, because of changes in conditions, the effectiveness of an internal control system may vary over time.
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements, which are included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption "Report of Independent Registered Public Accounting Firm”.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Phillips Edison & Company, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Phillips Edison & Company, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 21, 2023

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	47

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

w PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the Company's 2023 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the Company's 2023 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the Company's 2023 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the Company's 2023 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the Company's 2023 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	48

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
Form S-11/A, filed July 7, 2021, Exhibit 10.4

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	49

Ex.	Description	Reference
10.6
Second Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the Lenders and Capital One, National Association, as administrative agent, dated September 25, 2019
Form 10-Q, filed November 7, 2019, Exhibit 10.1
10.7
Third Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Capital One, National Association, as administrative agent, dated September 24, 2021
Form 8-K, filed September 28, 2021, Exhibit 10.2
10.8
Fourth Amendment to the Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Capital One, National Association, as administrative agent, dated November 17, 2022
Form 8-K, filed November 21, 2022, Exhibit 10.3
10.9
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison Grocery Center REIT I, Inc., the lenders party thereto and KeyBank National Association, as administrative agent, dated October 4, 2017
Form 10-Q, filed November 9, 2017, Exhibit 10.7
10.10
First Amendment to Credit Agreement, dated as of November 16, 2018, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and KeyBank National Association, as administrative agent
Form 8-K, filed November 19, 2018, Exhibit 10.3
10.11
Second Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the Lenders and KeyBank National Association, as administrative agent, dated October 4, 2019
Form 10-Q, filed November 7, 2019, Exhibit 10.2
10.12
Third Amendment to Credit Agreement, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and KeyBank National Association, as administrative agent, dated September 24, 2021
Form 8-K, filed September 28, 2021, Exhibit 10.3
10.13
Fourth Amendment to the Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and KeyBank National Association, as administrative agent, dated November 17, 2022
Form 8-K, filed November 21, 2022, Exhibit 10.2
10.14
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison Grocery Center REIT I, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, dated October 4, 2017
Form 10-Q, filed November 9, 2017, Exhibit 10.8
10.15
First Amendment to Credit Agreement, dated as of November 16, 2018, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent
Form 10-K, filed February 16, 2022, Exhibit 10.13
10.16
Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, dated November 16, 2018
Form 8-K, filed November 19, 2018, Exhibit 10.1
10.17
First Amendment to Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, dated September 24, 2021
Form 8-K, filed September 28, 2021, Exhibit 10.1
10.18
Second Amendment to the Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, dated November 17, 2022
Form 8-K, filed November 21, 2022, Exhibit 10.1
10.19
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and PNC Bank, National Association as administrative agent, dated July 2, 2021
Form 8-K, filed July 2, 2021, Exhibit 10.1
10.20
First Amendment to the Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and PNC Bank, National Association as administrative agent, dated May 20, 2022
Form 8-K, filed May 20, 2022, Exhibit 10.1

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	50

Ex.	Description	Reference
10.21	Loan Agreement by and among the Borrowers and Teachers Insurance and Annuity Association of America, dated October 4, 2017	Form 10-Q, filed November 9, 2017, Exhibit 10.10
10.22	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing	Form 10-Q, filed November 9, 2017, Exhibit 10.11
10.23	Phillips Edison & Company, Inc. 2020 Omnibus Incentive Plan*	Schedule 14A, filed April 7, 2020, Appendix A
10.24	First Amendment to Phillips Edison & Company, Inc. 2020 Omnibus Incentive Plan *	Schedule 14A, filed April 9, 2021, Appendix A
10.25	Amended and Restated 2010 Independent Director Stock Plan*	Form S-11/A, filed August 11, 2010, Exhibit 10.3
10.26	Amended and Restated 2010 Long-Term Incentive Plan*	Form 10-Q, filed November 9, 2017, Exhibit 10.14
10.27	Phillips Edison and Company, Inc. Amended & Restated Executive Severance and Change in Control Plan dated March 11, 2020*	Form S-11/A, filed July 7, 2021, Exhibit 10.19
10.28	Equity Vesting Agreement with Devin Murphy dated October 2, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.15
10.29	Participation Agreement for Jeffrey Edison dated October 4, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.16
10.30	Participation Agreement for Devin Murphy dated October 4, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.17
10.31	Participation Agreement for Robert Myers dated October 4, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.18
10.32	Participation Agreement for Tanya Brady dated March 12, 2019*	Form 10-K, filed March 13, 2019, Exhibit 10.23
10.33	Participation Agreement for John Caulfield dated August 7, 2019*	Form 10-Q, filed August 12, 2019, Exhibit 10.1
10.34	2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 12, 2019*	Form 10-K, filed March 13, 2019, Exhibit 10.26
10.35	Amendment to 2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 11, 2020*	Form 10-K, filed March 12, 2020, Exhibit 10.22
10.36	2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 12, 2019*	Form 10-K, filed March 13, 2019, Exhibit 10.27
10.37	Amendment to 2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 11, 2020*	Form 10-K, filed March 12, 2020, Exhibit 10.24
10.38	Form of LTIP Listing Equity Grant*	Form S-11/A, filed July 7, 2021, Exhibit 10.32
10.39	Form of LTIP Listing Equity Grant (Murphy)*	Form S-11/A, filed July 7, 2021, Exhibit 10.33
10.40	Form of RSU Listing Equity Grant*	Form S-11/A, filed July 7, 2021, Exhibit 10.34
10.41	Form of Restricted Stock Listing Equity Grant*	Form S-11/A, filed July 7, 2021, Exhibit 10.35
10.42	Form of Performance LTIP Unit Award Agreement (2022)*	Form 8-K, filed March 4, 2022, Exhibit 10.1
10.43	Form of Performance LTIP Unit Award Agreement (2022 - Murphy)*	Form 8-K, filed March 4, 2022, Exhibit 10.2
10.44	Form of Time-Based LTIP Unit Award Agreement (2022)*	Form 8-K, filed March 4, 2022, Exhibit 10.3
10.45	Form of Time-Based LTIP Unit Award Agreement (2022 - Murphy)*	Form 8-K, filed March 4, 2022, Exhibit 10.4
21.1	Subsidiaries of the Company**
22.1	List of Issuers of Guaranteed Securities**
23.1	Consent of Deloitte & Touche LLP**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	51

Ex.	Description	Reference
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows

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
* Management Contract or Compensatory Plan
** Filed herewith
*** Furnished herewith

ITEM 16. FORM 10-K SUMMARY
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	52

*All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Phillips Edison & Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips Edison & Company, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allocation of Purchase Price for Investment in Real Estate Assets — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
During the year ended December 31, 2022, the Company acquired seven properties and four outparcels for an aggregate purchase price of $282 million. The Company accounted for the acquisitions as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on their relative fair values, to building and building improvements, land and land improvements, furniture, fixtures, and equipment, in-place leases, and other intangible assets and assumed liabilities. Estimates of fair values were based upon assumptions that the Company believes are similar to those used by independent appraisers. Valuation assumptions utilized include comparable sales transactions, costs to replace certain assets, market rents, discount rates, and terminal capitalization rates.
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
•For each acquisition:
◦We obtained and evaluated the third-party purchase price allocation report, along with relevant supporting documentation, such as the executed purchase and sale agreement, property condition assessment, executed closing statement, and recorded journal entry in order to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Company’s management, as well as assess the completeness of the assets acquired and liabilities assumed as part of the acquisition.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-2

◦We tested the fair value estimates allocated to the assets acquired and liabilities assumed by comparing the estimates to average historical allocations determined by the Company to identify outliers for further investigation.
•With the assistance of our fair value specialists, for those acquisitions that we deemed to possess characteristics of additional audit interest, we:
◦Evaluated the reasonableness of the valuation and allocation methodology and related inputs, including comparable sales transactions, costs to replace certain assets, market rents, discount rates, and terminal capitalization rates.
◦Tested the mathematical accuracy of the calculations and compared the key inputs used in the projections to external market sources.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 21, 2023

We have served as the Company's auditor since 2009.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2022 AND 2021
(In thousands, except per share amounts)

	2022	2021
ASSETS
Investment in real estate:
Land and improvements	$1,674,133	$1,586,993
Building and improvements	3,572,146	3,355,433
In-place lease assets	471,507	452,504
Above-market lease assets	71,954	68,736
Total investment in real estate assets	5,789,740	5,463,666
Accumulated depreciation and amortization	(1,316,743)	(1,110,426)
Net investment in real estate assets	4,472,997	4,353,240
Investment in unconsolidated joint ventures	27,201	31,326
Total investment in real estate assets, net	4,500,198	4,384,566
Cash and cash equivalents	5,478	92,585
Restricted cash	11,871	22,944
Goodwill	29,066	29,066
Other assets, net	188,879	138,050
Real estate investments and other assets held for sale	—	1,557
Total assets	$4,735,492	$4,668,768
LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,896,594	$1,891,722
Below-market lease liabilities, net	109,799	107,526
Accounts payable and other liabilities	113,185	97,229
Deferred income	18,481	19,145
Earn-out liability	—	52,436
Derivative liabilities	—	24,096
Liabilities of real estate investments held for sale	—	288
Total liabilities	2,138,059	2,192,442
Commitments and contingencies (see Note 11)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 117,126 shares issued and outstanding at December 31, 2022; 650,000 shares authorized, 19,550 shares issued and outstanding at December 31, 2021	1,171	196
Class B common stock, $0.01 par value per share, zero shares authorized, issued, and outstanding at December 31, 2022; 350,000 shares authorized, 93,665 shares issued and outstanding at December 31, 2021	—	936
Additional paid-in capital (“APIC”)	3,383,978	3,264,038
Accumulated other comprehensive income (loss) (“AOCI”)	21,003	(24,819)
Accumulated deficit	(1,169,665)	(1,090,837)
Total stockholders’ equity	2,236,487	2,149,514
Noncontrolling interests	360,946	326,812
Total equity	2,597,433	2,476,326
Total liabilities and equity	$4,735,492	$4,668,768

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(In thousands, except per share amounts)

	2022	2021	2020
Revenues:
Rental income	$560,538	$519,495	$485,483
Fees and management income	11,541	10,335	9,820
Other property income	3,293	3,016	2,714
Total revenues	575,372	532,846	498,017
Operating Expenses:
Property operating	95,359	92,914	87,490
Real estate taxes	67,864	65,381	67,016
General and administrative	45,235	48,820	41,383
Depreciation and amortization	236,224	221,433	224,679
Impairment of real estate assets	322	6,754	2,423
Total operating expenses	445,004	435,302	422,991
Other:
Interest expense, net	(71,196)	(76,371)	(85,303)
Gain on disposal of property, net	7,517	30,421	6,494
Other (expense) income, net	(12,160)	(34,361)	9,245
Net income	54,529	17,233	5,462
Net income attributable to noncontrolling interests	(6,206)	(2,112)	(690)
Net income attributable to stockholders	$48,323	$15,121	$4,772
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 14)	$0.42	$0.15	$0.05

Comprehensive income (loss):
Net income	$54,529	$17,233	$5,462
Other comprehensive income (loss):
Change in unrealized value on interest rate swaps	51,285	32,000	(33,820)
Comprehensive income (loss)	105,814	49,233	(28,358)
Net income attributable to noncontrolling interests	(6,206)	(2,112)	(690)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	(5,736)	(4,500)	4,351
Reallocation of comprehensive income (loss) upon conversion of noncontrolling interests	273	(13)	(2,075)
Comprehensive income (loss) attributable to stockholders	$94,145	$42,608	$(26,772)
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(In thousands, except per share amounts)

	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	—	$—	96,349	$2,890	$2,779,130	$(20,762)	$(947,252)	$1,814,006	$354,788	$2,168,794
Dividend reinvestment plan (“DRIP”)	—	—	479	14	15,926	—	—	15,940	—	15,940
Share repurchases	—	—	(4,582)	(138)	(80,260)	—	—	(80,398)	—	(80,398)
Change in unrealized value on interest rate swaps	—	—	—	—	—	(29,469)	—	(29,469)	(4,351)	(33,820)
Common distributions declared, $0.588 per share	—	—	—	—	—	—	(57,011)	(57,011)	—	(57,011)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,255)	(8,255)
Share-based compensation	—	—	36	2	3,708	—	—	3,710	2,151	5,861
Conversion of noncontrolling interests	—	—	997	30	21,498	(2,075)	—	19,453	(19,453)	—
Other	—	—	—	—	(644)	—	—	(644)	—	(644)
Net income	—	—	—	—	—	—	4,772	4,772	690	5,462
Balance at December 31, 2020	—	—	93,279	2,798	2,739,358	(52,306)	(999,491)	1,690,359	325,570	2,015,929
Issuance of common stock	19,550	196	—	—	547,205	—	—	547,401	—	547,401
Offering costs, discounts, and commissions	—	—	—	—	(39,048)	—	—	(39,048)	—	(39,048)
DRIP	—	—	280	8	7,360	—	—	7,368	—	7,368
Share repurchases	—	—	(24)	—	(123)	—	—	(123)	—	(123)
Change in unrealized value on interest rate swaps	—	—	—	—	—	27,500	—	27,500	4,500	32,000
Common distributions declared, $1.035 per share	—	—	—	—	—	—	(106,467)	(106,467)	—	(106,467)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(14,332)	(14,332)
Share-based compensation	—	—	102	1	6,753	—	—	6,754	9,640	16,394
Conversion of noncontrolling interests	—	—	28	—	691	(13)	—	678	(678)	—
Impact of reverse stock split	—	—	—	(1,871)	1,871	—	—	—	—	—
Other	—	—	—	—	(29)	—	—	(29)	—	(29)
Net income	—	—	—	—	—	—	15,121	15,121	2,112	17,233
Balance at December 31, 2021	19,550	196	93,665	936	3,264,038	(24,819)	(1,090,837)	2,149,514	326,812	2,476,326
Conversion of Class B common stock	93,665	936	(93,665)	(936)	—	—	—	—	—	—
Issuance of common stock	2,633	26	—	—	90,098	—	—	90,124	—	90,124
Offering costs, discounts, and commissions	—	—	—	—	(1,090)	—	—	(1,090)	—	(1,090)
Change in unrealized value on interest rate swaps	—	—	—	—	—	45,549	—	45,549	5,736	51,285
Common distributions declared, $1.0932 per share	—	—	—	—	—	—	(127,151)	(127,151)	—	(127,151)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,241)	(16,241)
Share-based compensation	109	1	—	—	5,528	—	—	5,529	9,877	15,406
Conversion of noncontrolling interests	1,169	12	—	—	25,404	273	—	25,689	(25,689)	—
Settlement of earn-out liability	—	—	—	—	—	—	—	—	54,245	54,245
Net income	—	—	—	—	—	—	48,323	48,323	6,206	54,529
Balance at December 31, 2022	117,126	$1,171	—	$—	$3,383,978	$21,003	$(1,169,665)	$2,236,487	$360,946	$2,597,433
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(In thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,529	$17,233	$5,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	232,571	217,564	218,738
Impairment of real estate assets	322	6,754	2,423
Depreciation and amortization of corporate assets	3,653	3,869	5,941
Net amortization of above- and below-market leases	(4,324)	(3,581)	(3,173)
Amortization of deferred financing expenses	3,410	4,416	4,975
Amortization of debt and derivative adjustments	2,473	1,846	2,444
(Gain) loss on extinguishment or modification of debt, net	(95)	1,996	4
Gain on disposal of property, net	(7,517)	(30,421)	(6,494)
Change in fair value of earn-out liability	1,809	30,436	(10,000)
Straight-line rent	(12,301)	(9,427)	(3,325)
Share-based compensation	15,406	16,394	5,861
Other impairment charges	—	—	359
Return on investment in unconsolidated joint ventures	1,253	2,696	1,962
Other	(107)	(883)	1,287
Changes in operating assets and liabilities:
Other assets, net	(10,147)	(4,498)	(6,945)
Accounts payable and other liabilities	9,955	8,508	(8,943)
Net cash provided by operating activities	290,890	262,902	210,576
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(282,000)	(308,358)	(41,482)
Capital expenditures	(104,495)	(75,035)	(63,965)
Proceeds from sale of real estate, net	52,019	206,377	57,902
Investment in third parties	—	(3,000)	—
Return of investment in unconsolidated joint ventures	4,151	5,039	3,453
Investment in marketable securities	(3,000)	(5,514)	—
Insurance proceeds for property damage claims	2,080	—	—
Net cash used in investing activities	(331,245)	(180,491)	(44,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	90,124	547,401	—
Payment of offering costs	(1,090)	(39,048)	—
Repurchases of Class B common stock	—	(77,765)	(5,267)
Proceeds from revolving credit facility	376,000	9,000	255,000
Payments on revolving credit facility	(297,000)	(9,000)	(255,000)
Proceeds from notes and loans payable	—	822,018	—
Payments on mortgages and loans payable	(81,920)	(1,229,715)	(64,978)
Distributions paid, net of DRIP	(127,083)	(106,699)	(49,331)
Distributions to noncontrolling interests	(16,856)	(14,982)	(9,435)
Other	—	(29)	(644)
Net cash used in financing activities	(57,825)	(98,819)	(129,655)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(98,180)	(16,408)	36,829
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	115,529	131,937	95,108
End of year	$17,349	$115,529	$131,937

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$5,478	$92,585	$104,296
Restricted cash	11,871	22,944	27,641
Cash, cash equivalents, and restricted cash at end of year	$17,349	$115,529	$131,937

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-7

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(In thousands)

	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$65,096	$68,092	$78,521
Cash paid for income taxes, net	194	559	947
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Settlement of earn-out liability	54,245	—	—
Obligation for shares tendered pursuant to a tender offer	—	—	77,642
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	36	902	561
Accrued capital expenditures	9,834	6,443	4,394
Investment in third party	6,800	—	—
Contribution of corporate assets	(4,304)	—	—
Above-market contract	(2,496)	—	—
Change in distributions payable	68	(7,600)	(8,260)
Change in distributions payable - noncontrolling interests	(615)	(650)	(1,180)
Change in accrued share repurchase obligation	—	—	(2,511)
Distributions reinvested	—	7,368	15,940
Amounts related to the merger of GRP I and GRP II:
Ownership interest in fair value of assets assumed	—	—	5,062
Ownership interest in GRP II contributed to GRP I	—	—	(5,105)
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-8

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
As of December 31, 2022, we wholly-owned 271 real estate properties. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), which owned 20 properties.
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
In October 2021, the Operating Partnership completed the registered offering of $350 million aggregate principal amount of 2.625% senior notes (“2021 Bond Offering”) priced at 98.692% of the principal amount and maturing in November 2031. The 2021 Bond Offering resulted in gross proceeds of $345.4 million. The notes are fully and unconditionally guaranteed by us.

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-9

measurement assessments required for the preparation of the consolidated financial statements. Actual results could differ from those estimates.
Stock Issuance Costs—Stock issuance costs are offset against stock issuance proceeds and capitalized as a component of APIC on the consolidated balance sheets. We had stock issuance costs of approximately $1.1 million, $39.0 million, and $0 for the years ended December 31, 2022, 2021, and 2020, respectively.
Other costs and expenses indirectly related to stock issuance activities are not capitalized and are included as expense on our consolidated statements of operations and comprehensive income (loss) (“consolidated statements of operations”). For the year ended December 31, 2021, we incurred other indirect costs and expenses related to our underwritten IPO of $4.3 million, which included grants of restricted stock units (“RSUs”), that were expensed and included as transaction costs in Other (Expense) Income, Net on our consolidated statements of operations.
Partially-Owned Entities—If we determine that we are an owner in a variable-interest entity (“VIE”), and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary. For a partially-owned entity determined not to be a VIE, we analyze rights held by each partner to determine which would be the consolidating party. We will generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity. We will assess our interests in VIEs on an ongoing basis to determine whether or not we are the primary beneficiary. However, we will also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest. If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity. We have determined that the Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, and our partnership interest is considered a majority voting interest. As such, we have consolidated the Operating Partnership and its wholly-owned subsidiaries. Further, as we hold a majority voting interest in the Operating Partnership, we qualify for the exemption from providing certain of the disclosure requirements associated with variable interest entities.
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
Restricted Cash—Restricted cash primarily consists of cash restricted for the purpose of facilitating a Section 1031 Exchange, escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements. As of December 31, 2022 and 2021, we sold two and three properties, respectively, as part of facilitating a Section 1031 Exchange that remained open at the end of the year. The net proceeds of these sales were held as restricted cash with a qualified intermediary, totaling $1.7 million and $8.2 million, respectively.
Investment in Property and Lease Intangibles—We apply Accounting Standards Codification (“ASC”) Topic 805: Business Combinations (“ASC 805”) when evaluating any purchases of real estate. Under this guidance, our real estate acquisition activity is not generally considered a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs are capitalized and amortized over the life of the related assets, and there is no recognition of goodwill. None of our real estate acquisitions in 2022 and 2021 met the definition of a business; therefore, we accounted for all as asset acquisitions.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-10

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
We estimate the fair value of assumed loans payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed loans payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the loan’s outstanding principal balance is amortized over the life of the loan as an adjustment to interest expense. Our accumulated amortization of above- and below-market debt was $0.3 million and $1.1 million as of December 31, 2022 and 2021, respectively.
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
Estimates of fair value used in our evaluation of goodwill and intangible assets are based upon discounted future cash flow projections, relevant competitor multiples, or other acceptable valuation techniques. These techniques are based, in turn, upon all available evidence including level three inputs (see fair value measurement policy below), such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our analysis, we concluded that goodwill was not impaired for the years ended December 31, 2022 and 2021.
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
Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing expenses related to our term loan facilities and mortgages are in Debt Obligations, Net, while deferred financing expenses related to our revolving credit facility are in Other Assets, Net, on our consolidated balance sheets. The accumulated amortization of deferred financing expenses in Debt Obligations, Net was $14.7 million and $12.5 million as of December 31, 2022 and 2021, respectively.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-11

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
Management’s estimates of fair value are based upon a discounted cash flow model for each specific investment that includes all estimated cash inflows and outflows over a specified holding period. Where applicable, any estimated debt premiums, capitalization rates, discount rates, and credit spreads used in these models are based upon rates we believe to be within a reasonable range of current market rates.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-12

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
Reimbursements from tenants for recoverable real estate taxes and operating expenses that are fixed per the terms of the applicable lease agreements are recorded on a straight-line basis, as described above. The majority of our lease agreements with tenants, however, provide for tenant reimbursements that are variable depending upon the applicable expenses incurred. These reimbursements are accrued as revenue in the period in which the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursements. Both fixed and variable tenant reimbursements are recorded as Rental Income in the consolidated statements of operations. In certain cases, the lease agreement may stipulate that a tenant make a direct payment for real estate taxes to the relevant taxing authorities. In these cases, we do not record any revenue or expense related to these tenant expenditures. Although we expect such cases to be rare, in the event that a direct-paying tenant failed to make their required payment to the taxing authorities, we would potentially be liable for such amounts, although they are not recorded as a liability in our consolidated balance sheets per the requirements of ASC 842. We have made a policy election to exclude amounts collected from customers for all sales tax and other similar taxes from the transaction price in our recognition of lease revenue. We record such taxes on a net basis in our consolidated statements of operations.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-13

Lease receivables are reviewed continually to determine whether or not it is probable that we will realize substantially all remaining lease payments for each of our tenants (i.e., whether a tenant is deemed to be a credit risk). Additionally, we record a general reserve based on our review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical bad debt, outstanding balances, and the current economic climate. If we determine it is not probable that we will collect substantially all of the remaining lease payments from a tenant, revenue for that tenant is recorded on a cash basis (“cash-basis tenant”), including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. We will resume recording lease income on an accrual basis for cash-basis tenants once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Rental Income on the consolidated statements of operations. As of December 31, 2022 and 2021, the reserve in accounts receivable for uncollectible amounts was $3.0 million and $3.5 million, respectively. Receivables on our consolidated balance sheets exclude amounts removed related to tenants considered to be non-creditworthy, which were $10.4 million and $13.9 million as of December 31, 2022 and 2021, respectively.
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
Due to the nature of the services being provided under our Management Agreements, each performance obligation has a variable component. Therefore, when we determine the transaction price for the contracts, we are required to constrain our estimate to an amount that is not probable of significant revenue reversal. For most of these fee types, such as leasing commissions, compensation only occurs if a transaction takes place and the amount of compensation is dependent upon the terms of the transaction. For our property and asset management fees, due to the large number and broad range of possible consideration amounts, we calculate the amount earned at the end of each month.
Sales or transfers to non-customers of non-financial assets or in substance non-financial assets that do not meet the definition of a business are accounted for within the scope of ASC Topic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). Generally, our sales of real estate would be considered a sale of a non-

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-14

financial asset as defined by ASC 610-20. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. Further, we may defer a tax gain through a Section 1031 Exchange by purchasing another property within a specified time period. For additional information regarding gain on sale of assets, refer to Note 4.
Share-Based Compensation—We account for equity awards in accordance with ASC Topic 718, Compensation—Stock Compensation, which requires that all share-based payments to employees and non-employee directors be recognized in the consolidated statements of operations over the requisite service period based on their fair value. Prior to our underwritten IPO, fair value was based on the estimated value per share (“EVPS”) of our stock. Subsequent to our underwritten IPO, fair value for certain of our equity awards is based on our Nasdaq closing stock price at the date of the grant. Beginning in 2022, fair value for our performance-based awards is calculated using the Monte Carlo method, which is intended to estimate the fair value of the awards using dividend yields, expected volatilities that are primarily based on available implied data and peer group companies’ historical data, and post-vesting restriction periods.
Share-based compensation expense for all awards is included in General and Administrative and Property Operating in our consolidated statements of operations, excluding the expense related to RSUs awarded in connection with our underwritten IPO, which is included in Other (Expense) Income, Net. For more information about our stock-based compensation program, see Note 13.
Share Repurchase Programs—Shares repurchased pursuant to a share repurchase program are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders’ equity. Our accounting policy related to share repurchases is to reduce common stock based on the par value of the shares and to reduce capital surplus for the excess of the repurchase price over the par value. Starting in August 2010, we offered a share repurchase program which allowed stockholders who participated to have their shares repurchased subject to approval and certain limitations and restrictions. Prior to its termination in August 2021, we had an accumulated deficit balance; therefore, the excess over the par value has historically been applied to additional paid-in capital.
On August 3, 2022, our Board approved a new share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.
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
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary (“TRS”) entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions. We recognized an insignificant amount of federal, state, and local income tax expense for the years ended December 31, 2022, 2021, and 2020, and we retain a full valuation allowance for our net deferred tax asset. All income tax amounts are included in Other (Expense) Income, Net on our consolidated statements of operations. For more information regarding our income taxes, see Note 10.
Newly Adopted Accounting Pronouncements—There were no newly adopted accounting pronouncements during the year ended December 31, 2022 that impacted the Company.
Reclassifications—Certain prior period amounts have been reclassified to conform to current year presentation in the consolidated statements of equity. The reallocation of operating partnership interests is now reflected within Conversion of noncontrolling interests, as opposed to being presented as a separate financial statement line item. There was no impact to the Company’s financial position as a result of this reclassification.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-15

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Rental income related to fixed lease payments(1)	$416,865	$382,667	$380,439
Rental income related to variable lease payments(1)(2)	127,316	119,077	125,256
Straight-line rent amortization(3)	11,668	9,005	3,258
Amortization of lease assets	4,266	3,539	3,138
Lease buyout income	2,414	3,485	1,237
Adjustments for collectibility(4)	(1,991)	1,722	(27,845)
Total rental income	$560,538	$519,495	$485,483
(1)Includes rental income related to lease payments before assessing for collectibility.
(2)Variable payments are primarily related to tenant recovery income.
(3)Includes revenue adjustments to straight-line rent for tenants considered non-creditworthy.
(4)Includes general reserves as well as adjustments for tenants considered non-creditworthy for which we are recording revenue on a cash basis, per ASC 842.
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of December 31, 2022, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, are as follows (in thousands):

Year	Amount
2023	$424,692
2024	380,570
2025	324,303
2026	259,991
2027	195,546
Thereafter	496,113
Total	$2,081,215
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of December 31, 2022. As of December 31, 2022, our wholly-owned real estate investments in Florida and California represented 11.8% and 11.0% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events in the Florida (see “Hurricane Ian” in Note 4) and California real estate markets.
Lessee—Lease assets and liabilities, grouped by balance sheet line where they are recorded, consisted of the following as of December 31, 2022 and 2021 (in thousands):

Balance Sheet Information	Balance Sheet Location	2022	2021
ROU assets, net - operating leases	Investment in Real Estate	$3,832	$3,946
ROU assets, net - operating and finance leases	Other Assets, Net	1,022	1,615
Operating lease liability	Accounts Payable and Other Liabilities	4,705	5,311
Finance lease liability	Debt Obligations, Net	585	766
As of December 31, 2022, the weighted-average remaining lease term was approximately 2.1 years for finance leases and 23.2 years for operating leases. The weighted-average discount rate was 3.5% for finance leases and 4.3% for operating leases.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-16

Future undiscounted payments for fixed lease charges by lease type, inclusive of options reasonably certain to be exercised, are as follows as of December 31, 2022 (in thousands):

	Undiscounted
Year	Operating	Finance
2023	$672	$305
2024	546	289
2025	317	10
2026	254	8
2027	254	—
Thereafter	5,424	—
Total undiscounted cash flows from leases	7,467	612
Total lease liabilities recorded at present value	4,705	585
Difference between undiscounted cash flows and present value of lease liabilities	$2,762	$27

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	2020
Number of properties acquired	7	9	2
Number of outparcels acquired(1)	4	5	2
Contract price	$280,515	$307,551	$41,269
Total price of acquisitions(2)	282,000	308,358	41,482
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)Total price of acquisitions includes closing costs and credits.
Subsequent to December 31, 2022, we acquired one property for $27.1 million.
The aggregate purchase price of the assets acquired during the years ended December 31, 2022 and 2021 were allocated as follows (in thousands):

	2022	2021
ASSETS
Land and improvements	$87,762	$89,569
Building and improvements	180,365	208,515
In-place leases assets	24,408	27,949
Above-market lease assets	3,903	4,507
Total assets	296,438	330,540

LIABILITIES
Below-market lease liabilities	14,438	22,182
Total liabilities	14,438	22,182

Net assets acquired	$282,000	$308,358
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the years ended December 31, 2022 and 2021 are as follows (in years):

	2022	2021
Acquired in-place leases	12	8
Acquired above-market leases	8	6
Acquired below-market leases	21	15

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-17

Property Dispositions—The following table summarizes our real estate disposition activity for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	2020
Number of properties sold(1)	4	24	7
Number of outparcels sold(2)(3)	4	4	1
Contract price	$53,987	$216,052	$61,630
Proceeds from sale of real estate, net(4)	52,019	206,377	57,902
Gain on sale of property, net(5)	7,517	34,309	10,117
(1)We retained one outparcel related to property sales during each of the years ended December 31, 2021 and 2020, and therefore the sales did not result in reductions in our total property count.
(2)During the year ended December 31, 2021, our outparcel sales included: (i) the only remaining portion of one of our properties, which resulted in a reduction in our total property count; and (ii) an undeveloped parcel of land, as well as two outparcels adjacent to two of our centers, none of which resulted in a reduction in our total property count.
(3)In addition to the four outparcels sold during the year ended December 31, 2021, a tenant at one of our properties exercised a bargain purchase option to acquire a parcel of land that we previously owned. This generated minimal proceeds for us.
(4)Total proceeds from sale of real estate, net includes closing costs and credits.
(5)During the years ended December 31, 2021 and 2020, Gain on Disposal of Property, Net on the consolidated statements of operations includes miscellaneous write-off activity, which is not included in gain on sale of property, net, presented above.
Property Held for Sale—As of December 31, 2022, there were no properties classified as held for sale. As of December 31, 2021, there was one property classified as held for sale. A property classified as held for sale is under contract to sell, with no substantive contingencies, and the prospective buyer has significant funds at risk. A summary of assets and liabilities for the property classified as held for sale as of December 31, 2021 is below (in thousands):

2021
ASSETS
Total investment in real estate assets, net	$1,554
Other assets, net	3
Total assets	$1,557
LIABILITIES
Below-market lease liabilities, net	$284
Accounts payable and other liabilities	4
Total liabilities	$288
Hurricane Ian - On September 28, 2022, Hurricane Ian struck the southeast United States and caused various amounts of damage to our properties located in the region. Based on our estimates at December 31, 2022, we expect to collect insurance proceeds of $1.0 million (net of deductibles and self-insurance of $1.7 million) equal to the replacement cost of the damaged property. As of December 31, 2022, we have recorded gross cumulative accelerated depreciation of $2.7 million, which has been reduced by expected insurance recoveries, for damages sustained to the properties. We have also recognized a receivable for estimated insurance recoveries in excess of the deductible. As of December 31, 2022, we have received no insurance recoveries and have a receivable balance of $1.0 million, which is recorded in Other Assets, Net on our consolidated balance sheets.

5. INTANGIBLE ASSETS AND LIABILITIES
Goodwill—During the years ended December 31, 2022, 2021, and 2020, we recorded no impairments to goodwill.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-18

Other Intangible Assets and Liabilities—Other intangible assets and liabilities consisted of the following as of December 31, 2022 and 2021, excluding amounts related to properties classified as held for sale (in thousands):

	2022		2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Corporate intangible assets	$6,692	$(5,636)	$6,706	$(5,284)
In-place leases	471,507	(262,650)	452,504	(229,969)
Above-market leases	71,954	(52,230)	68,736	(46,335)
Below-market lease liabilities	(173,878)	64,079	(162,077)	54,551
Above-market contract(1)	(2,496)	—	—	—
(1)Recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets.
Summarized below is the amortization recorded on other intangible assets and liabilities for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Corporate intangible assets	$364	$372	$2,478
In-place leases	36,851	34,221	36,000
Above-market leases	6,485	6,319	6,890
Below-market lease liabilities	(10,809)	(9,900)	(10,063)
Estimated future amortization of the respective other intangible assets and liabilities as of December 31, 2022, excluding estimated amounts related to properties classified as held for sale, for each of the next five years is as follows (in thousands):

	Corporate Intangible Assets	In-Place Leases	Above-Market Leases	Below-Market Lease Liabilities	Above-Market Contract
2023	$362	$32,837	$5,756	$(10,662)	$(499)
2024	362	28,633	4,420	(9,939)	(499)
2025	326	24,829	3,075	(9,254)	(499)
2026	5	21,179	1,990	(8,516)	(499)
2027	1	18,446	1,343	(8,081)	(499)

6. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Grocery Retail Partners I and II—In November 2018, through our direct and indirect subsidiaries, we entered into a joint venture with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”). We acquired a 15% ownership interest in the new joint venture, GRP I, and Northwestern Mutual acquired the remaining 85% ownership interest. The joint venture is set to expire ten years after the date of the agreement, unless otherwise extended by the members.
In connection with a 2019 merger, we assumed a 10% equity interest in Grocery Retail Partners II LLC (“GRP II”) with a fair value of $5.4 million at acquisition. GRP II was initially formed in November 2018 pursuant to the terms of a joint venture agreement and is set to expire ten years after the date of the joint venture contribution agreement unless otherwise extended by the members.
In October 2020, GRP I acquired GRP II. As a part of the transaction, the carrying amount of our investment in GRP II was contributed to GRP I as consideration for an additional interest in GRP I. Our ownership interest in GRP I upon consummation of the transaction was adjusted to approximately 14% as a result of the acquisition.
Necessity Retail Partners—As of December 31, 2022, we owned a 20% equity interest in Necessity Retail Partners (“NRP”). NRP was initially formed in March 2016 pursuant to the terms of a joint venture agreement between Phillips Edison Grocery Center REIT II, Inc. and an affiliate of TPG Real Estate and is set to expire seven years after the date of the joint venture contribution agreement unless otherwise extended by the members. In May 2022, we sold the final property in the joint venture as a result of the planned expiration in 2023. With the monetization of the joint venture, we exceeded the targeted return and as such were paid compensation of $2.7 million, $0.7 million, and $0 for the years ended December 31, 2022, 2021, and 2020, respectively, which is recorded in Fees and Management Income on our consolidated statements of operations.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-19

The following table summarizes balances on the consolidated balance sheets related to our unconsolidated joint ventures as of December 31, 2022 and 2021 (dollars in thousands):

	2022				2021
Joint Venture	Ownership Percentage	Number of Shopping Centers	Investment Balance	Unamortized Basis Difference	Ownership Percentage	Number of Shopping Centers	Investment Balance	Unamortized Basis Difference
GRP I	14%	20	$26,576	$—	14%	20	$28,626	$—
NRP	20%	—	625	—	20%	1	2,700	219
The following table summarizes the activity on the consolidated statements of operations related to our unconsolidated joint ventures as of December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Distributions to PECO After Formation or Assumption
GRP I	$2,295	$2,598	$1,047
NRP	3,109	5,137	4,192
GRP II	N/A	N/A	177

Gain (Loss) from Unconsolidated Joint Ventures(1)

GRP I	$246	$162	$(309)
NRP	1,253	2,695	2,119
GRP II	N/A	N/A	42

Amortization and Write-Off of Basis Differences(1)
NRP	$219	$1,162	$1,808
GRP II	N/A	N/A	879
(1)Recorded in Other (Expense) Income, Net in the consolidated statements of operations.

7. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of December 31, 2022 and 2021, excluding amounts related to assets classified as held for sale (in thousands):

	2022	2021
Other assets, net:
Deferred leasing commissions and costs	$49,687	$44,968
Deferred financing expenses(1)	8,984	4,898
Office equipment, including capital lease assets, and other	23,051	24,823
Corporate intangible assets	6,692	6,706
Total depreciable and amortizable assets	88,414	81,395
Accumulated depreciation and amortization	(47,483)	(41,236)
Net depreciable and amortizable assets	40,931	40,159
Accounts receivable, net(2)	37,274	36,762
Accounts receivable - affiliates	513	711
Deferred rent receivable, net(3)	52,141	40,212
Derivative assets	25,853	—
Prepaid expenses and other	14,575	11,655
Investment in third parties	9,800	3,000
Investment in marketable securities	7,792	5,551
Total other assets, net	$188,879	$138,050
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-20

(2)Net of $3.0 million and $3.5 million of general reserves for uncollectible amounts as of December 31, 2022 and 2021, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $6.2 million and $9.2 million as of December 31, 2022 and 2021, respectively.
(3)Net of $4.2 million and $4.7 million of receivables removed as of December 31, 2022 and 2021, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

8. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of December 31, 2022 and 2021 (dollars in thousands):

	Interest Rate(1)	2022	2021
Revolving credit facility(2)	SOFR + 1.1%	$79,000	$—
Term loans(3)	2.5% - 5.5%	955,000	955,000
Senior unsecured notes due 2031	2.6%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.4%	133,199	213,316
Finance lease liability		585	766
Discount on notes payable		(7,001)	(7,680)
Assumed market debt adjustments, net		(1,226)	(1,530)
Deferred financing expenses, net		(7,963)	(13,150)
Total		$1,896,594	$1,891,722

Weighted-average interest rate(4)		3.6%	3.3%
(1)Interest rates are as of December 31, 2022.
(2)Reflects a 1 basis point reduction due to the achievement of certain sustainability metric targets for the year ended December 31, 2022.
(3)Our term loans carry an interest rate of SOFR plus a spread. While most of the rates are fixed through the use of swaps, a portion of these loans are not subject to a swap, and thus are still indexed to SOFR.
(4)Includes the effects of derivative financial instruments (see Notes 9 and 16).
2022 Debt Activity—In May 2022, we amended our credit facility agreement (the “Amendment”) to, among other things, increase the total amount available under our unsecured revolving credit facility from $500 million to $800 million. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions. The unsecured revolving credit facility is scheduled to mature in January 2026, extendable at our option to January 2027. In addition to expanding the borrowing capacity, the Amendment replaces the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate for the unsecured revolving credit facility and the two $240 million senior unsecured term loan tranches, maturing in November 2025 and July 2026. In August 2022, we amended two of our interest rate swaps with a total notional amount of $430 million to replace LIBOR with SOFR as the benchmark interest rate in conjunction with the Amendment (see Note 9).
In November 2022, we amended our three remaining LIBOR term loans with a notional amount of $475 million to replace LIBOR with SOFR as the benchmark interest rate. In December 2022, our two remaining LIBOR swaps with a total notional amount of $325 million were amended to transition from LIBOR to SOFR as the benchmark interest rate (see Note 9).
During the year ended December 31, 2022, we repaid $80.1 million in mortgage debt.
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
In October 2021, we completed the 2021 Bond Offering priced at 98.692% of the principal amount and maturing in November 2031. This offering resulted in gross proceeds of $345.4 million. The notes are fully and unconditionally guaranteed by us. In October 2021, net proceeds were used, in part, to pay down the remaining $150 million outstanding balance of our $300 million term loan debt that was set to mature in November 2023, as described above.
During the year ended December 31, 2021, we executed early repayments of $55.2 million in mortgage debt.
Revolving Credit Facility—We have an $800 million senior unsecured revolving credit facility with availability of $709.4 million, which is net of current letters of credit, as of December 31, 2022. The maturity date is January 2026, and we pay a facility fee of 0.25% on the total amount under the facility.
Term Loans—We have five unsecured term loans with maturities ranging from 2024 to 2026. Our term loans have interest rates of SOFR plus interest rate spreads based on our investment grade rating. We have utilized interest rate swaps to fix the rates on the majority of our term loans, with $200 million in term loans not fixed through such swaps.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-21

As of December 31, 2022 and 2021, the weighted-average interest rate, including the impact of swaps, on our term loans was 3.8% and 3.2%, respectively.
Secured Debt—Our secured debt includes two facilities secured by certain properties in our portfolio, mortgage loans secured by individual properties, and finance leases. The interest rates on our secured debt are fixed. As of December 31, 2022 and 2021, our weighted average interest rate for our secured debt was 3.8% and 3.9%, respectively.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of December 31, 2022 and 2021, is summarized below (in thousands):

	2022	2021
As to interest rate:
Fixed-rate debt(1)	$1,633,784	$1,889,082
Variable-rate debt	279,000	25,000
Total	$1,912,784	$1,914,082
As to collateralization:
Unsecured debt	$1,384,000	$1,305,000
Secured debt	528,784	609,082
Total	$1,912,784	$1,914,082
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of December 31, 2022, $755 million in variable rate debt is hedged to a fixed rate for a weighted-average period of 1.6 years.
Maturity Schedule—Below is our maturity schedule with the respective principal payment obligations, excluding finance lease liabilities, market debt adjustments, discount on senior notes, and deferred financing expenses, net (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Unsecured debt(1)	$—	$475,000	$240,000	$319,000	$—	$350,000	$1,384,000
Secured debt	47,278	28,126	27,876	1,908	200,595	222,416	528,199
Total	$47,278	$503,126	$267,876	$320,908	$200,595	$572,416	$1,912,199
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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $17.4 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
In May 2022, we replaced LIBOR with SOFR as the benchmark interest rate for the two $240 million senior unsecured term loan tranches, maturing in November 2025 and July 2026. In November 2022, we replaced LIBOR with SOFR as the benchmark interest rate for our three remaining LIBOR term loans, which have a notional amount of $475 million. In accordance with ASC Topic 848, Reference Rate Reform (“ASC 848”), we elected not to dedesignate our LIBOR denominated interest rate swaps related to this hedged debt. As a result of these changes in the benchmark rate of the LIBOR term loans, we amended all of our interest rate swaps with a total notional amount of $755 million to change the benchmark interest rate from LIBOR to SOFR. As a result of these amendments, we have elected to apply practical expedients in accordance with ASC 848 related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt and derivative contracts.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-22

The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of December 31, 2022 and 2021 (notional amounts in thousands):

	2022	2021
	SOFR Swaps	LIBOR Swaps
Count	4	5
Notional amount	$755,000	$930,000
Fixed interest rate	1.2% - 2.8%	1.3% - 2.9%
Maturity date	2023 - 2025	2022 - 2025
Weighted-average term (in years)	1.6	1.9
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Amount of gain (loss) recognized in Other Comprehensive Income (Loss)	$46,839	$12,501	$(50,552)
Amount of loss reclassified from AOCI into Interest Expense, Net	4,446	19,499	16,732
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of December 31, 2022, there were no derivatives with a fair value in a net liability position, which would include accrued interest but exclude any adjustment for nonperformance risk related to these agreements.

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
Income tax benefits from uncertain tax positions are recognized in the consolidated financial statements only if we believe it is more likely than not that the uncertain tax position will be sustained based solely on the technical merits of the tax position and consideration of the relevant taxing authority's widely understood administrative practices and precedents. We do not believe that we have any uncertain tax positions at December 31, 2022 and 2021.
The statute of limitations for the federal income tax returns remain open for the 2019 through 2021 tax years. The statute of limitations for state income tax returns remain open in accordance with each state's statute.
Our accounting policy is to classify interest and penalties as a component of income tax expense. We accrued an immaterial amount of interest and no penalties as of December 31, 2022. We accrued no interest or penalties as of December 31, 2021.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-23

The following is a summary of our deferred tax assets and liabilities as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Deferred tax assets:
Accrued compensation	$4,280	$3,875
Accrued expenses and reserves	91	124
Net operating loss (“NOL”) carryforward	1,669	2,404
Other	571	309
Gross deferred tax asset	6,611	6,712
Less: valuation allowance	(2,879)	(3,050)
Total deferred tax asset	3,732	3,662
Deferred tax liabilities:
Real estate assets and other capitalized assets	(3,239)	(3,594)
Other	(493)	(68)
Total deferred tax liabilities	(3,732)	(3,662)
Net deferred tax asset	$—	$—
Our deferred tax assets and liabilities result from the activities of our TRS entities. The TRS entities have a federal NOL carryforward of approximately $7.0 million. The federal NOL carryforward can be carried forward indefinitely. As of December 31, 2022, the TRS entities have state NOL carryforwards of approximately $4.4 million, which will expire as determined under each state's statute.
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
Distributions—The following table reconciles Net Income Attributable to Stockholders to REIT taxable income before the dividends paid deduction for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Net income attributable to stockholders	$48,323	$15,121	$4,772
Net loss (income) from TRS	968	(533)	(702)
Net income attributable to REIT operations	49,291	14,588	4,070
Book/tax differences	47,730	69,943	63,846
REIT taxable income	97,021	84,531	67,916
Less: Capital gains	—	(19,765)	—
REIT taxable income subject to 90% dividend requirement	$97,021	$64,766	$67,916
Total gross distributions to our stockholders exceeded 100% of REIT taxable income for the years ended December 31, 2022 and 2021. Total gross distributions to our stockholders for the year ended December 31, 2020 were approximately $64.7 million. As permitted under the IRC, we utilized approximately $3.2 million of our January 2021 distribution to offset our 2020 REIT taxable income.
The tax characterization of our distributions declared for the years ended December 31, 2022, 2021, and 2020 was as follows:

	2022	2021	2020
Common stock:
Ordinary dividends	77.4%	62.8%	100.0%
Non-dividend distributions	22.6%	18.1%	—%
Capital gain distributions(1)	—%	19.1%	—%
Total distributions per share of common stock	100.0%	100.0%	100.0%
(1)Pursuant to U.S. Treasury Regulation §1.1061-6(c) and §1061 of the IRC, the One Year Amounts and Three Year Amounts disclosures are both zero with respect to direct and indirect holders of “applicable partnership interests” for us and our subsidiary REIT, Phillips Edison Institutional REIT, LLC.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-24

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
As of December 31, 2022, we had four letters of credit outstanding totaling approximately $11.2 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.
The following is a summary of the activity in the liability for unpaid losses, which is recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets, for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Beginning balances	$8,606	$7,386
Incurred related to:
Current year	2,512	2,676
Prior years	366	742
Total incurred	2,878	3,418
Paid related to:
Current year	293	57
Prior years	1,584	2,141
Total paid	1,877	2,198
Liabilities for unpaid losses as of December 31	$9,607	$8,606

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-25

12. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of the Board. Our charter does not provide for cumulative voting in the election of directors.
At-the-Market Offering (“ATM”)—On February 10, 2022, we and the Operating Partnership entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. No shares were issued under the ATM program during the fourth quarter of 2022. During the year ended December 31, 2022, we issued 2.6 million shares of our common stock under the ATM program for net proceeds of $89.2 million, after approximately $0.9 million in commissions. As of December 31, 2022, $159.9 million of common stock remained available for issuance under the ATM program.
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
Distributions—Distributions paid to stockholders and OP unit holders of record subsequent to December 31, 2022 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
December	12/15/2022	1/3/2023	$0.0933	$12,202
January	1/17/2023	2/1/2023	0.0933	12,222
On February 8, 2023, our Board authorized 2023 distributions for February, March, and April of $0.0933 per share to the stockholders of record at the close of business on February 21, 2023, March 15, 2023, and April 17, 2023, respectively. OP unit holders will receive distributions at the same rate as common stockholders, subject to certain withholdings. The timing and amount of distributions is determined by our Board and is influenced in part by our intention to comply with REIT requirements of the IRC.
Tender Offer—On November 4, 2020, our Board approved a voluntary tender offer that commenced on November 10, 2020 (the “Tender Offer”) for up to 1.5 million shares of our outstanding Class B common stock at a price of $17.25 per share, for a total value of approximately $26 million. On December 14, 2020, the Tender Offer was amended to extend the expiration date to December 29, 2020, and the offer to purchase shares was increased to approximately 5.8 million shares, for a total value of approximately $100 million. All of the other terms and conditions of the Tender Offer remained unchanged. In connection with the Tender Offer, we repurchased 4.5 million shares of common stock for a total value of $77.6 million, which included the issuance of 0.9 million common shares in redemption of 0.9 million OP units converted at the time of repurchase. The $77.6 million due to stockholders who tendered their shares was not yet paid as of December 31, 2020, and was recorded as Accounts Payable and Other Liabilities on our consolidated balance sheet. The amount was paid on January 5, 2021.
Convertible Noncontrolling Interests—As of December 31, 2022 and 2021, we had approximately 14.1 million and 13.4 million outstanding non-voting OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods. These are included in the outstanding unvested award totals disclosed in Note 13.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-26

Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of December 31, 2022 and 2021 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
On January 18, 2022, we issued approximately 1.6 million OP units in full settlement of the earn-out liability (see note 16).
The table below is a summary of our OP unit activity for the years ended December 31, 2022 and 2021 (dollars and shares in thousands):

	2022	2021
OP units converted into shares of common stock(1)	1,169	28
Distributions declared on OP units(2)	$16,241	$14,332
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
(2)Distributions declared on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
Dividend Reinvestment Plan and Share Repurchase Programs—On August 4, 2021, as a result of our underwritten IPO, our Board approved the termination of the DRIP and the original share repurchase program.
On August 3, 2022, our Board approved a new share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.

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
We recognize expense for awards with graded vesting under the accelerated recognition method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period. We account for forfeitures as they occur. Expense amounts are recorded in General and Administrative or Property Operating on our consolidated statements of operations. Prior to our underwritten IPO, the awards were valued according to the EVPS for our common stock at the date of grant. Subsequent to our underwritten IPO, awards are valued according to the Nasdaq closing stock price at the date of the grant. Holders of unvested service-based awards are entitled to dividend and distribution rights, but are not entitled to voting rights.
Additionally, we issue performance-based awards that are earned based on the achievement of specified performance metrics measured at the end of the three-year performance period. The maximum number of performance-based awards earned cannot exceed two times the target number. Half of the earned performance-based awards vest when earned at the end of the three-year performance period and the second half of the earned performance-based awards vest one year later, subject to continued employment.
Beginning in 2022, our Compensation Committee approved a change to our performance-based long-term incentive program such that the performance-based component of awards under the program will be based on a single metric, total shareholder return relative to the FTSE Nareit Equity Shopping Center Index. Prior to 2022, our performance-based equity grants were based on two separate, equally-weighted performance metrics: (i) three-year average Same-Center NOI growth measured against a peer group of public retail REITs; and (ii) three-year Core Funds From Operations (“FFO”) per share growth measured against the same peer group. Same-Center NOI and Core FFO are both non-GAAP measures.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-27

The fair value of the 2022 performance-based awards on the date of grant was $5.4 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise. The following is a summary of the significant assumptions used to value the performance-based awards granted during the year ended December 31, 2022:

2022
Expected volatility	54.0%
Dividend yield	3.25%
Risk-free interest rate	1.52%
In addition to the applicable performance metrics, a net asset value (“NAV”) modifier will be applied to the calculation of earned performance-based awards if the NAV per share at the end of the performance period is less than the value at issuance. Subsequent to our underwritten IPO, the NAV per share is measured by the Nasdaq closing stock price at the end of the performance period. Specifically, to the extent performance above the target level is achieved at the end of the performance period, yet our NAV per share at the end of the performance period is less than the value at issuance, the amount of earned awards will be capped at the target amount. The remaining amount of awards (the difference between those that would have otherwise been earned based on actual performance and the target level) may become earned, and thereafter vested, if our NAV per share exceeds the NAV per share at the beginning of the performance period for 20 consecutive trading days up to five years following the completion of the performance period, assuming continued employment on such date.
The performance period for the performance-based awards granted in 2018 and 2019 ended on December 31, 2020 and 2021, respectively. Based on our performance through December 31, 2020 and 2021, these awards would have been earned at maximum, but because our NAV per share growth for that same performance period was negative, the amount of earned awards was capped at the target amount. Based on the performance of common stock closing prices throughout the fourth quarter of 2021, we believed it was more than probable that we would achieve positive NAV per share growth for 20 consecutive trading days prior to December 31, 2025 and 2026. As such, we recognized approximately $4.2 million of expense associated with achieving the maximum award for both of these grants during the year ended December 31, 2021, of which $3.2 million was recorded in General and Administrative and $1.0 million was recorded in Property Operating on our consolidated statements of operations. During the year ended December 31, 2022, the unearned portion in excess of target and up to the maximum vested as our NAV per share growth became positive.
Underwritten IPO Grants—In connection with our underwritten IPO, we issued a total of 0.5 million RSUs, inclusive of 0.3 million OP units, and restricted stock awards in the form of time-based stock compensation awards with expenses included within Other (Expense) Income, Net on our consolidated statements of operations. Included in the restricted stock awards were 24,000 RSUs granted to our independent directors. The shares have a grant price of $28.00 per share and, with the exception of one individual whose award is subject to accelerated vesting provisions, 50% of the shares vested after 18 months and the remaining 50% will vest after 36 months.
Independent Director Stock Plan—The Board approves restricted stock awards pursuant to our Amended and Restated 2010 Independent Director Stock Plan. The awards are granted to our independent directors as service-based awards. As of December 31, 2022 and 2021, there were approximately 24,000 and 38,000 outstanding unvested awards granted to independent directors, respectively, in connection with the 2010 Independent Director Stock Plan.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-28

Share-Based Compensation Award Activity—As of December 31, 2022, the fair value for certain of our equity awards is based on our Nasdaq closing stock price at the date of the grant and the fair value for our 2022 performance-based awards is calculated using the Monte Carlo method, as described above. All share-based compensation awards, regardless of the form of payout upon vesting, are presented in the following table, which summarizes our stock-based award activity (number of units in thousands):

	Restricted Stock Awards(1)	Performance Stock Awards(1)	Phantom Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	327	827	60	$33.00
Granted	146	86	—	32.82
Vested	(101)	—	(58)	32.13
Forfeited	(23)	(8)	(2)	33.00
Nonvested at December 31, 2020	349	905	—	33.06
Granted	663	131	—	27.55
Vested	(151)	(62)	—	32.52
Forfeited	(24)	—	—	29.35
Nonvested at December 31, 2021	837	974	—	30.71
Granted	152	344	—	27.41
Vested	(164)	(181)	—	32.55
Forfeited	(55)	(1)	—	29.04
Nonvested at December 31, 2022	770	1,136	—	$29.60
(1)The maximum number of award units that could be issued under all outstanding grants was 2.0 million as of December 31, 2022. The number of award units expected to vest was 1.3 million as of December 31, 2022.
The expense for all stock-based awards during the years ended December 31, 2022, 2021, and 2020 was $14.9 million, $16.8 million, and $6.3 million, respectively. We had $13.6 million of unrecognized compensation costs related to these awards that we expect to recognize over a weighted average period of approximately two years. The fair value at the vesting date for stock-based awards that vested during the year ended December 31, 2022 was $13.5 million.
401(k) Plan—We sponsor a 401(k) plan that provides benefits for qualified employees. Our match of the employee contributions is discretionary and has a five-year vesting schedule. The cash contributions to the plan for the years ended December 31, 2022, 2021, and 2020 were approximately $1.0 million, $1.0 million, and $0.9 million, respectively. All employees who have attained the age of 21 are eligible to participate starting the first day of the month following their date of hire. Employees are vested immediately with respect to employee contributions.

14. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing Net Income Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations for the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share amounts):

	2022	2021	2020
Numerator:
Net income attributable to stockholders - basic	$48,323	$15,121	$4,772
Net income attributable to convertible OP units(1)	6,206	2,112	690
Net income - diluted	$54,529	$17,233	$5,462
Denominator:
Weighted-average shares - basic(2)	115,403	102,403	96,760
OP units(1)(3)	14,355	14,071	14,255
Dilutive restricted stock awards	574	198	141
Adjusted weighted-average shares - diluted	130,332	116,672	111,156
Earnings per common share:
Basic and diluted income per share	$0.42	$0.15	$0.05
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-29

all years presented. OP units are allocated income on a consistent basis with the common stockholder and therefore have no dilutive impact to earnings per share of common stock.
(2)Includes 4.4 million and 93.6 million weighted-average shares of Class B common stock and 111.0 million and 8.8 million weighted-average shares of common stock during the years ended December 31, 2022 and 2021, respectively.
(3)For the year ended December 31, 2021, diluted weighted-average shares include 0.7 million OP units awarded as a result of the full settlement of the earn-out in January 2022 (see Note 16).

15. RELATED PARTY TRANSACTIONS
Revenue—We have entered into agreements with the Managed Funds related to certain advisory, management, and administrative services we provide to their real estate assets in exchange for fees and reimbursement of certain expenses. Summarized below are amounts included in Fees and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds and other revenues that are not in the scope of ASC 606 but are included in this table for the purpose of disclosing all related party revenues during the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Recurring fees(1)	$3,962	$4,345	$4,801
Realized performance income(2)	2,742	675	—
Transactional revenue and reimbursements(3)	1,605	2,166	2,633
Insurance premiums(4)	3,232	3,149	2,386
Total fees and management income	$11,541	$10,335	$9,820
(1)Recurring fees include asset management fees and property management fees.
(2)Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture.
(3)Transactional revenue includes items such as leasing commissions and construction management fees.
(4)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership has agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of December 31, 2022, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $149.0 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete Section 1031 Exchanges (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters—As of December 31, 2022, we were the limited guarantor of a $175 million mortgage loan secured by GRP I properties. Our guaranty for the GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with GRP I in which any potential liability under such guarantee will be apportioned between us and GRP I based on our respective ownership percentages in the joint venture. We have no liability recorded on our consolidated balance sheets for the guaranty as of December 31, 2022 and 2021.
In December 2022, we contributed certain assets to a third-party company in exchange for a warrant representing a 15% equity interest in the company, subject to certain conditions. This non-cash investment had a fair market value of $6.8 million, was accounted for as an equity method investment, and was recorded in Other Assets, Net. In connection with the transaction, we entered into a services contract for the use of these assets with the third-party company for a term of five years, with a required minimum annual payment by us of $1.2 million.

During 2021, we made a cash investment of $3.0 million into a third-party company in exchange for preferred shares of their stock. As part of the investment agreement, the third-party company committed to enter into leases at two of our properties. During 2021, we entered into the two leases under the terms of the investment agreement, both of which carry a term of ten years, over which period we expect to receive contractual rents of $2.6 million in total for both leases.
PECO Air L.L.C. (“PECO Air”), an entity in which Mr. Edison, our Chairman and Chief Executive Officer, owns a 50% interest, owns an airplane that we use for business purposes in the course of our operations. We paid approximately $0.9 million, $0.8 million, and $1.0 million to PECO Air for use of its airplane per the terms of our contractual agreements for the years ended December 31, 2022, 2021, and 2020, respectively.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-30

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
The following is a summary of borrowings as of December 31, 2022 and 2021 (in thousands):

	2022		2021
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$79,000	$79,299	$—	$—
Term loans	948,429	959,319	943,127	955,919
Senior unsecured notes due 2031	342,999	257,446	342,320	344,099
Secured portfolio loan facilities	392,093	343,921	391,612	394,356
Mortgages(2)	134,073	132,563	214,663	221,741
Total	$1,896,594	$1,772,548	$1,891,722	$1,916,115
(1)As of December 31, 2022 and 2021, respectively, recorded principal balances include: (i) net deferred financing fees of $8.0 million and $13.2 million; (ii) assumed market debt adjustments of $1.2 million and $1.5 million; and (iii) notes payable discounts of $7.0 million and $7.7 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities, earn-out liability, and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the years ended December 31, 2022 and 2021 were as follows (in thousands):

	2022			2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities	$7,792	$—	$—	$5,551	$—	$—
Derivative assets(1)	—	25,853	—	—	—	—
Derivative liabilities	—	—	—	—	(24,096)	—
Earn-out liability	—	—	—	—	(52,436)	—
Nonrecurring
Impaired real estate assets, net(2)	$—	$5,225	$—	$—	$24,000	$—
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
Derivative Instruments—As of December 31, 2022 and 2021, we had interest rate swaps that fixed SOFR or LIBOR on portions of our unsecured term loan facilities.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-31

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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2022 and 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—As part of our acquisition of Phillips Edison Limited Partnership (“PELP”) in 2017, an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. On January 11, 2022, we finalized the fair value of the earn-out liability based on our share price and issued approximately 1.6 million OP units in full settlement of the liability with a value of $54.2 million. Changes in the fair value of the earn-out liability were recorded to Other (Expense) Income, Net in the consolidated statements of operations. We recorded expense of $1.8 million and $30.4 million for the years ended December 31, 2022 and 2021, respectively, and income of $10.0 million for the year ended December 31, 2020.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. We impair assets that are under contract at a disposition price that is less than carrying value, or that have other operational impairment indicators. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds, which we consider to be a Level 2 input in the fair value hierarchy.
We recorded the following expense upon impairment of real estate assets for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Impairment of real estate assets	$322	$6,754	$2,423

17. SUBSEQUENT EVENTS
In preparing the audited consolidated financial statements, we have evaluated subsequent events through the date of filing of this report on Form 10-K for recognition and/or disclosure purposes. Based on this evaluation, we have determined that there were no events that have occurred that require recognition or disclosure, other than certain events and transactions that have been disclosed elsewhere in these consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-32

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Lakeside Plaza	Salem, VA	$—	$3,344	$5,247	$909	$3,502	$5,998	$9,500	$3,278	1988	11/23/2011
Snow View Plaza	Parma, OH	—	4,104	6,432	1,191	4,326	7,401	11,727	4,281	1981	11/23/2011
St. Charles Plaza	Davenport, FL	—	4,090	4,399	832	4,420	4,901	9,321	3,356	2007	11/23/2011
Burwood Village Center	Glen Burnie, MD	—	5,448	10,167	651	5,748	10,518	16,266	5,883	1971	11/23/2011
Centerpoint	Easley, SC	—	2,750	4,361	1,451	3,353	5,209	8,562	2,919	2002	11/23/2011
Southampton Village	Tyrone, GA	—	2,670	5,176	1,221	3,038	6,029	9,067	3,218	2003	11/23/2011
Cureton Town Center	Waxhaw, NC	—	6,569	6,197	2,697	5,932	9,531	15,463	5,136	2006	12/29/2011
Tramway Crossing	Sanford, NC	—	2,016	3,071	934	2,531	3,490	6,021	2,349	1996	2/23/2012
Village At Glynn Place	Brunswick, GA	—	5,812	7,368	1,642	6,072	8,750	14,822	4,607	1992	4/27/2012
Meadowthorpe Manor Shoppes	Lexington, KY	—	4,093	4,185	1,909	4,530	5,657	10,187	2,684	1989/2008	5/9/2012
Brentwood Commons	Bensenville, IL	—	6,105	8,024	2,507	6,330	10,306	16,636	4,919	1981/2001	7/5/2012
Sidney Towne Center	Sidney, OH	—	1,429	3,802	1,640	2,101	4,770	6,871	3,144	1981/2007	8/2/2012
Broadway Plaza	Tucson, AZ	—	4,979	7,169	2,568	6,066	8,650	14,716	4,701	1982/1995	8/13/2012
Baker Hill	Glen Ellyn, IL	—	7,068	13,738	10,209	7,731	23,284	31,015	10,153	1998	9/6/2012
New Prague Commons	New Prague, MN	—	3,248	6,604	2,987	3,442	9,397	12,839	5,041	2008	10/12/2012
Heron Creek Towne Center	North Port, FL	—	4,062	4,082	442	4,327	4,259	8,586	2,479	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster, CA	11,740	6,689	13,529	1,275	7,276	14,217	21,493	6,267	1991/2012	12/27/2012
Village One Plaza	Modesto, CA	17,700	5,166	18,752	711	5,274	19,355	24,629	7,929	2007	12/28/2012
Hilfiker Shopping Center	Salem, OR	—	2,879	4,750	138	2,990	4,777	7,767	2,125	1984/2011	12/28/2012
Butler Creek	Acworth, GA	—	3,925	6,129	3,626	4,377	9,303	13,680	3,783	1989	1/15/2013
Fairview Oaks	Ellenwood, GA	6,430	3,563	5,266	1,132	3,925	6,036	9,961	2,906	1996	1/15/2013
Grassland Crossing	Alpharetta, GA	—	3,680	5,791	1,419	4,007	6,883	10,890	3,189	1996	1/15/2013
Hamilton Ridge	Buford, GA	—	4,772	7,168	1,162	5,062	8,040	13,102	4,174	2002	1/15/2013
Mableton Crossing	Mableton, GA	—	4,426	6,413	1,393	4,944	7,288	12,232	3,714	1997	1/15/2013
Shops at Westridge	McDonough, GA	—	2,788	3,901	2,115	2,973	5,831	8,804	2,583	2006	1/15/2013
Fairlawn Town Centre	Fairlawn, OH	20,000	10,398	29,005	4,409	11,636	32,176	43,812	15,460	1962/1996	1/30/2013
Macland Pointe	Marietta, GA	—	3,493	5,364	1,259	3,954	6,162	10,116	3,324	1992	2/13/2013
Kleinwood Center	Spring, TX	—	11,478	18,954	1,242	11,789	19,885	31,674	9,574	2003	3/21/2013
Murray Landing	Columbia, SC	6,750	3,221	6,856	1,865	3,692	8,250	11,942	3,715	2003	3/21/2013
Vineyard Shopping Center	Tallahassee, FL	—	2,761	4,221	604	3,047	4,539	7,586	2,381	2002	3/21/2013
Lutz Lake Crossing	Lutz, FL	—	2,636	6,600	1,000	2,994	7,242	10,236	3,039	2002	4/4/2013
Publix at Seven Hills	Spring Hill, FL	—	2,171	5,642	1,206	2,512	6,507	9,019	2,805	1991/2006	4/4/2013
Hartville Centre	Hartville, OH	—	2,069	3,691	1,918	2,476	5,202	7,678	2,575	1988/2008	4/23/2013
Sunset Shopping Center	Corvallis, OR	15,410	7,933	14,939	1,304	8,084	16,092	24,176	6,868	1998	5/31/2013
Savage Town Square	Savage, MN	9,000	4,106	9,409	481	4,422	9,574	13,996	4,483	2003	6/19/2013
Glenwood Crossings	Kenosha, WI	—	1,872	9,914	1,249	2,417	10,618	13,035	4,256	1992	6/27/2013

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-33

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Shiloh Square Shopping Center	Kennesaw, GA	—	4,685	8,729	2,232	4,840	10,806	15,646	4,354	1996/2003	6/27/2013
Pavilions at San Mateo	Albuquerque, NM	—	6,470	18,726	2,119	6,996	20,319	27,315	8,352	1997	6/27/2013
Boronda Plaza	Salinas, CA	14,750	9,027	11,870	802	9,358	12,341	21,699	5,279	2003/2006	7/3/2013
Westwoods Shopping Center	Arvada, CO	—	3,706	11,115	1,258	4,528	11,551	16,079	5,003	2003	8/8/2013
Paradise Crossing	Lithia Springs, GA	—	2,204	6,064	999	2,507	6,760	9,267	2,866	2000	8/13/2013
Contra Loma Plaza	Antioch, CA	—	3,243	3,926	1,973	3,921	5,221	9,142	2,050	1989	8/19/2013
South Oaks Plaza	St. Louis, MO	—	1,938	6,634	2,414	2,169	8,817	10,986	2,993	1969/1987	8/21/2013
Yorktown Centre	Millcreek Township, PA	—	3,736	15,396	2,682	4,294	17,520	21,814	8,117	1989/2013	8/30/2013
Dyer Town Center	Dyer, IN	8,408	6,017	10,214	835	6,441	10,625	17,066	4,848	2004/2005	9/4/2013
East Burnside Plaza	Portland, OR	—	2,484	5,422	191	2,601	5,496	8,097	1,876	1955/1999	9/12/2013
Red Maple Village	Tracy, CA	20,584	9,250	19,466	579	9,469	19,826	29,295	7,091	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor, FL	6,360	2,334	7,918	762	2,488	8,526	11,014	3,549	2010	9/25/2013
CitiCentre Plaza	Carroll, IA	—	770	2,530	513	1,063	2,750	3,813	1,204	1991/1995	10/2/2013
Duck Creek Plaza	Bettendorf, IA	—	4,612	13,007	322	5,223	12,718	17,941	5,199	2005/2006	10/8/2013
Cahill Plaza	Inver Grove Heights, MN	—	2,587	5,114	915	2,980	5,636	8,616	2,519	1995	10/9/2013
College Plaza	Normal, IL	—	4,460	17,772	6,095	5,151	23,176	28,327	6,901	1983/1999	10/22/2013
Courthouse Marketplace	Virginia Beach, VA	11,650	6,130	8,061	1,233	6,403	9,021	15,424	3,929	2005	10/25/2013
Hastings Marketplace	Hastings, MN	—	3,980	10,045	1,121	4,504	10,642	15,146	4,561	2002	11/6/2013
Coquina Plaza	Southwest Ranches, FL	—	9,458	11,770	1,277	9,798	12,707	22,505	4,824	1998	11/7/2013
Shoppes of Paradise Lakes	Miami, FL	—	5,811	6,020	1,112	6,156	6,787	12,943	2,888	1999	11/7/2013
Collington Plaza	Bowie, MD	—	12,207	15,142	1,415	12,557	16,207	28,764	6,360	1996	11/21/2013
Golden Town Center	Golden, CO	14,711	7,065	10,166	1,879	7,579	11,531	19,110	5,045	1993/2003	11/22/2013
Northstar Marketplace	Ramsey, MN	—	2,810	9,204	2,406	2,996	11,424	14,420	4,085	2004	11/27/2013
Bear Creek Plaza	Petoskey, MI	—	5,677	17,611	1,726	5,894	19,120	25,014	7,924	1998/2009	12/18/2013
East Side Square	Springfield, OH	—	394	963	179	412	1,124	1,536	476	2007	12/18/2013
Flag City Station	Findlay, OH	—	4,685	9,630	3,698	4,993	13,020	18,013	4,654	1992	12/18/2013
Town & Country Shopping Center	Noblesville, IN	13,480	7,361	16,269	460	7,456	16,634	24,090	7,068	1998	12/18/2013
Sulphur Grove	Huber Heights, OH	—	553	2,142	757	611	2,841	3,452	980	2004	12/18/2013
Southgate Shopping Center	Des Moines, IA	—	2,434	8,358	1,762	2,947	9,607	12,554	$4,067	1972/2013	12/20/2013
Sterling Pointe Center	Lincoln, CA	24,073	7,039	20,822	1,823	7,665	22,019	29,684	7,873	2004	12/20/2013
Arcadia Plaza	Phoenix, AZ	—	5,774	6,904	3,081	6,090	9,669	15,759	3,785	1980	12/30/2013
Stop & Shop Plaza	Enfield, CT	—	8,892	15,028	1,329	9,401	15,848	25,249	6,637	1988/1998	12/30/2013

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-34

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Fairacres Shopping Center	Oshkosh, WI	—	3,543	5,189	1,263	4,057	5,938	9,995	2,793	1992/2013	1/21/2014
Savoy Plaza	Savoy, IL	—	4,304	10,895	911	4,782	11,328	16,110	5,248	1999/2007	1/31/2014
The Shops of Uptown	Park Ridge, IL	—	7,744	16,884	1,678	8,186	18,120	26,306	6,195	2006	2/25/2014
Chapel Hill North Center	Chapel Hill, NC	6,026	4,776	10,189	1,799	5,173	11,591	16,764	4,958	1998	2/28/2014
Coppell Market Center	Coppell, TX	—	4,870	12,236	422	5,119	12,409	17,528	4,732	2008	3/5/2014
Winchester Gateway	Winchester, VA	—	9,342	23,468	2,289	9,642	25,457	35,099	9,739	2006	3/5/2014
Stonewall Plaza	Winchester, VA	—	7,929	16,642	1,128	8,137	17,562	25,699	6,864	2007	3/5/2014
Town Fair Center	Louisville, KY	—	8,108	14,411	5,636	8,827	19,328	28,155	7,935	1988/1994	3/12/2014
Villages at Eagles Landing	Stockbridge, GA	—	2,824	5,515	1,219	3,365	6,193	9,558	3,021	1995	3/13/2014
ChampionsGate Village	Davenport, FL	—	1,814	6,060	1,086	2,067	6,893	8,960	2,704	2001	3/14/2014
Towne Centre at Wesley Chapel	Wesley Chapel, FL	—	2,466	5,553	978	2,744	6,253	8,997	2,366	2000	3/14/2014
Statler Square	Staunton, VA	—	4,108	9,072	1,149	4,665	9,664	14,329	4,128	1989	3/21/2014
Burbank Plaza	Burbank, IL	—	2,972	4,546	3,859	3,599	7,778	11,377	3,204	1972/1995	3/25/2014
Hamilton Village	Chattanooga, TN	—	12,682	19,103	5,209	12,973	24,021	36,994	9,711	1989	4/3/2014
Waynesboro Plaza	Waynesboro, VA	—	5,597	8,334	284	5,787	8,428	14,215	3,792	2005	4/30/2014
Southwest Marketplace	Las Vegas, NV	—	16,019	11,270	3,311	16,349	14,251	30,600	6,017	2008	5/5/2014
Hampton Village	Taylors, SC	—	5,456	7,254	4,239	6,049	10,900	16,949	4,885	1959/1998	5/21/2014
Central Station	Louisville, KY	12,095	6,143	6,932	2,662	6,549	9,188	15,737	3,799	2005/2007	5/23/2014
Kirkwood Market Place	Houston, TX	—	5,786	9,697	1,446	6,054	10,875	16,929	4,005	1979/2008	5/23/2014
Fairview Plaza	New Cumberland, PA	—	2,786	8,500	638	3,174	8,750	11,924	3,032	1992/1999	5/27/2014
Broadway Promenade	Sarasota, FL	—	3,831	6,795	709	4,145	7,190	11,335	2,577	2007	5/28/2014
Townfair Center	Indiana, PA	—	7,007	13,233	1,415	7,340	14,315	21,655	6,318	1995/2010	5/29/2014
Heath Brook Commons	Ocala, FL	6,930	3,470	8,352	1,117	3,753	9,186	12,939	3,437	2002	5/30/2014
The Orchards	Yakima, WA	—	5,425	8,743	595	5,819	8,944	14,763	3,666	2002	6/3/2014
Shaw's Plaza Hanover	Hanover, MA	—	2,826	5,314	10	2,826	5,324	8,150	1,999	1994/2000	6/23/2014
Shaw's Plaza Easton	Easton, MA	—	5,520	7,173	662	5,890	7,465	13,355	3,160	1984/2004	6/23/2014
Lynnwood Place	Jackson, TN	—	3,341	4,826	943	3,629	5,481	9,110	2,489	1986/2013	7/28/2014
Thompson Valley Towne Center	Loveland, CO	—	5,758	17,387	2,822	6,403	19,564	25,967	6,931	1999	8/1/2014
Lumina Commons	Wilmington, NC	6,290	2,008	11,249	1,599	2,115	12,741	14,856	4,001	1974/2007	8/4/2014
Driftwood Village	Ontario, CA	—	6,811	12,993	1,857	7,578	14,083	21,661	5,106	1985	8/7/2014
French Golden Gate	Bartow, FL	—	2,599	12,877	2,125	2,916	14,685	17,601	5,009	1960/2011	8/28/2014
Orchard Square	Washington Township, MI	—	1,361	11,550	816	1,631	12,096	13,727	4,285	1999	9/8/2014
Trader Joe's Center	Dublin, OH	6,745	2,338	7,922	3,290	2,941	10,609	13,550	3,679	1986	9/11/2014
Palmetto Pavilion	North Charleston, SC	—	2,509	8,526	1,290	3,498	8,827	12,325	3,150	2003	9/11/2014

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-35

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Five Town Plaza	Springfield, MA	—	8,912	19,635	7,362	10,405	25,504	35,909	11,152	1970/2013	9/24/2014
Fairfield Crossing	Beavercreek, OH	—	3,572	10,026	262	3,715	10,145	13,860	3,864	1994	10/24/2014
Beavercreek Towne Center	Beavercreek, OH	—	14,055	30,799	4,280	15,191	33,943	49,134	13,417	1994	10/24/2014
Grayson Village	Loganville, GA	—	3,952	5,620	2,386	4,206	7,752	11,958	3,669	2002	10/24/2014
The Fresh Market Commons	Pawleys Island, SC	—	2,442	4,941	128	2,457	5,054	7,511	2,016	2011	10/28/2014
Claremont Village	Everett, WA	—	5,635	10,544	1,521	6,118	11,582	17,700	4,248	1994/2012	11/6/2014
Cherry Hill Marketplace	Westland, MI	—	4,641	10,137	2,848	5,301	12,325	17,626	5,395	1992/2000	12/17/2014
Nor'Wood Shopping Center	Colorado Springs, CO	—	5,358	6,684	603	5,457	7,188	12,645	3,424	2003	1/8/2015
Sunburst Plaza	Glendale, AZ	—	3,435	6,041	2,164	4,365	7,275	11,640	3,292	1970	2/11/2015
Rivermont Station	Johns Creek, GA	—	6,876	8,916	4,467	7,221	13,038	20,259	5,742	1996/2003	2/27/2015
Breakfast Point Marketplace	Panama City Beach, FL	—	5,578	12,052	872	6,081	12,421	18,502	4,743	2009/2010	3/13/2015
Falcon Valley	Lenexa, KS	—	3,131	6,873	381	3,464	6,921	10,385	2,905	2008/2009	3/13/2015
Kohl's Onalaska	Onalaska, WI	—	2,670	5,648	300	2,670	5,948	8,618	2,480	1992/1993	3/13/2015
Coronado Center	Santa Fe, NM	11,560	4,396	16,460	4,348	4,787	20,417	25,204	6,306	1964	5/1/2015
West Creek Plaza	Coconut Creek, FL	5,114	3,459	6,131	638	3,654	6,574	10,228	2,156	2006/2013	7/10/2015
Northwoods Crossing	Taunton, MA	—	10,092	14,437	377	10,180	14,726	24,906	7,542	2003/2010	5/24/2016
Murphy Marketplace	Murphy, TX	—	28,652	33,122	4,531	29,114	37,191	66,305	10,584	2008/2015	6/24/2016
Harbour Village	Jacksonville, FL	—	5,630	16,727	3,782	6,098	20,041	26,139	5,566	2006	9/22/2016
Oak Mill Plaza	Niles, IL	—	6,843	13,692	4,189	7,487	17,237	24,724	6,178	1977	10/3/2016
Southern Palms	Tempe, AZ	22,262	10,025	24,346	3,194	10,494	27,071	37,565	9,645	1982	10/26/2016
Golden Eagle Village	Clermont, FL	6,823	3,746	7,735	790	3,980	8,291	12,271	2,623	2011	10/27/2016
Atwater Marketplace(4)	Atwater, CA	—	6,116	7,597	(12,153)	417	1,143	1,560	75	2008	2/10/2017
Rocky Ridge Town Center	Roseville, CA	19,651	5,449	29,207	821	5,656	29,821	35,477	6,749	1996	4/18/2017
Greentree Centre	Racine, WI	—	2,955	8,718	1,247	3,487	9,433	12,920	2,701	1989/1994	5/5/2017
Sierra Del Oro Towne Centre	Corona, CA	—	9,011	17,989	2,032	9,325	19,707	29,032	5,154	1991	6/20/2017
Birdneck Shopping Center	Virginia Beach, VA	—	1,900	3,253	972	2,066	4,059	6,125	1,556	1987	10/4/2017
Crossroads Plaza	Asheboro, NC	—	1,722	2,720	696	2,107	3,031	5,138	1,382	1984	10/4/2017
Dunlop Village	Colonial Heights, VA	—	2,420	4,892	2,228	2,635	6,905	9,540	1,916	1987	10/4/2017
Edgecombe Square	Tarboro, NC	—	1,412	2,258	453	1,493	2,630	4,123	1,606	1990	10/4/2017
Forest Park Square	Cincinnati, OH	—	4,007	5,877	1,149	4,403	6,630	11,033	2,571	1988	10/4/2017
Goshen Station	Goshen, OH	3,605	1,555	4,621	99	1,652	4,623	6,275	2,036	1973/2003	10/4/2017
The Village Shopping Center	Mooresville, IN	—	2,059	8,325	750	2,158	8,976	11,134	2,477	1965/1997	10/4/2017

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-36

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Hickory Plaza	Nashville, TN	—	2,927	5,099	2,372	2,978	7,420	10,398	1,853	1974/1986	10/4/2017
Highland Fair	Gresham, OR	6,463	3,263	7,979	637	3,385	8,494	11,879	2,175	1984/1999	10/4/2017
Mayfair Village	Hurst, TX	16,398	15,343	16,522	3,919	15,850	19,934	35,784	5,765	1981/2004	10/4/2017
LaPlata Plaza	La Plata, MD	17,860	8,434	22,855	2,189	8,705	24,773	33,478	5,805	2003	10/4/2017
Lafayette Square	Lafayette, IN	6,794	5,387	5,636	170	5,422	5,771	11,193	4,314	1963/2001	10/4/2017
Commerce Square	Brownwood, TX	—	6,027	8,341	(463)	5,844	8,061	13,905	1,068	1969/2007	10/4/2017
Monfort Heights	Cincinnati, OH	4,216	2,357	3,545	9	2,357	3,554	5,911	1,246	1987	10/4/2017
Mountain Park Plaza	Roswell, GA	5,990	6,118	6,652	567	6,152	7,185	13,337	2,040	1988/2003	10/4/2017
Nordan Shopping Center	Danville, VA	—	1,911	6,751	934	2,047	7,549	9,596	2,461	1961/2002	10/4/2017
Northside Plaza	Clinton, NC	—	1,406	5,471	687	1,449	6,115	7,564	1,982	1982	10/4/2017
Park Place Plaza	Port Orange, FL	—	2,347	8,458	(2,269)	1,912	6,624	8,536	1,340	1984	10/4/2017
Parsons Village	Seffner, FL	—	3,465	10,864	(4,044)	2,457	7,828	10,285	1,697	1983/1994	10/4/2017
Hillside - West	Hillside, UT	—	691	1,739	3,870	4,561	1,739	6,300	683	2006	10/4/2017
South Oaks Shopping Center	Live Oak, FL	—	1,742	5,119	775	1,820	5,816	7,636	2,751	1976/2000	10/4/2017
Summerville Galleria	Summerville, SC	—	4,104	8,668	839	4,507	9,104	13,611	2,786	1989/2003	10/4/2017
The Oaks	Hudson, FL	—	3,876	6,668	2,759	3,628	9,675	13,303	2,221	1981	10/4/2017
Riverplace Centre	Noblesville, IN	5,175	3,890	4,044	785	4,008	4,711	8,719	2,254	1992	10/4/2017
Town & Country Center	Hamilton, OH	—	2,268	4,372	(1,703)	1,895	3,042	4,937	4	1950	10/4/2017
Towne Crossing Shopping Center	Mesquite, TX	—	5,358	15,584	1,587	5,438	17,091	22,529	4,839	1984	10/4/2017
Village at Waterford	Midlothian, VA	—	2,702	5,194	638	2,862	5,672	8,534	1,761	1991	10/4/2017
Windsor Center	Dallas, NC	—	2,488	5,186	455	2,494	5,635	8,129	2,265	1974/1996	10/4/2017
12 West Marketplace	Litchfield, MN	—	835	3,538	167	988	3,552	4,540	1,723	1989	10/4/2017
Willowbrook Commons	Nashville, TN	—	5,384	6,002	422	5,513	6,295	11,808	2,107	2005	10/4/2017
Edgewood Towne Center	Edgewood, PA	—	10,029	22,535	2,940	10,730	24,774	35,504	8,150	1990	10/4/2017
Everson Pointe	Snellville, GA	7,734	4,222	8,421	527	4,367	8,803	13,170	2,613	1999	10/4/2017
Village Square of Delafield	Delafield, WI	8,257	6,206	6,869	506	6,526	7,055	13,581	2,468	2007	10/4/2017
Shoppes of Lake Village	Leesburg, FL	—	4,065	3,795	6,658	4,376	10,142	14,518	3,042	1987/1998	2/26/2018
Sierra Vista Plaza	Murrieta, CA	—	9,824	11,669	2,618	10,432	13,679	24,111	2,911	1991	9/28/2018
Wheat Ridge Marketplace	Wheat Ridge, CO	—	7,926	8,393	1,189	8,462	9,046	17,508	2,396	1996	10/3/2018
Atlantic Plaza	North Reading, MA	—	12,341	12,699	1,950	12,630	14,360	26,990	3,636	1959/1973	11/9/2018
Staunton Plaza	Staunton, VA	—	4,818	14,380	43	4,843	14,398	19,241	2,608	2006	11/16/2018
Bethany Village	Alpharetta, GA	—	6,138	8,355	731	6,169	9,055	15,224	1,984	2001	11/16/2018
Northpark Village	Lubbock, TX	—	3,087	6,047	358	3,242	6,250	9,492	1,241	1990	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-37

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Kings Crossing	Sun City Center, FL	10,467	5,654	11,225	357	5,848	11,388	17,236	2,362	2000/2018	11/16/2018
Lake Washington Crossing	Melbourne, FL	—	4,222	13,553	2,835	4,293	16,317	20,610	2,691	1987/2012	11/16/2018
Kipling Marketplace	Littleton, CO	—	4,020	10,405	495	4,186	10,734	14,920	2,522	1983/2009	11/16/2018
MetroWest Village	Orlando, FL	—	6,841	15,333	1,250	6,988	16,436	23,424	3,231	1990	11/16/2018
Spring Cypress Village	Houston, TX	—	9,579	14,567	1,247	9,771	15,622	25,393	3,146	1982/2007	11/16/2018
Commonwealth Square	Folsom, CA	—	9,955	12,586	1,135	10,031	13,645	23,676	3,982	1987	11/16/2018
Point Loomis	Milwaukee, WI	—	4,171	4,901	2,172	4,171	7,073	11,244	2,329	1965/1991	11/16/2018
Shasta Crossroads	Redding, CA	—	9,598	18,643	(3,298)	8,330	16,613	24,943	2,944	1989/2016	11/16/2018
Milan Plaza	Milan, MI	—	925	1,974	329	1,016	2,212	3,228	1,185	1960/1975	11/16/2018
Hilander Village	Roscoe, IL	—	2,571	7,461	2,284	2,657	9,659	12,316	2,644	1994	11/16/2018
Laguna 99 Plaza	Elk Grove, CA	—	5,422	16,952	248	5,444	17,178	22,622	3,206	1992	11/16/2018
Southfield Center	St. Louis, MO	—	5,612	13,643	1,346	6,009	14,592	20,601	3,232	1987	11/16/2018
Waterford Park Plaza	Plymouth, MN	—	4,935	19,543	362	5,120	19,720	24,840	4,035	1989	11/16/2018
Colonial Promenade	Winter Haven, FL	—	12,403	22,097	857	12,456	22,901	35,357	5,488	1986/2008	11/16/2018
Willimantic Plaza	Willimantic, CT	—	3,596	8,859	102	3,621	8,936	12,557	2,776	1968/1990	11/16/2018
Quivira Crossings	Overland Park, KS	—	7,512	10,729	1,450	8,201	11,490	19,691	3,058	1996	11/16/2018
Spivey Junction	Stockbridge, GA	—	4,083	10,414	221	4,197	10,521	14,718	2,253	1998	11/16/2018
Plaza Farmington	Farmington, NM	—	6,322	9,619	183	6,417	9,707	16,124	2,332	2004	11/16/2018
Harvest Plaza	Akron, OH	—	2,693	6,083	166	2,747	6,195	8,942	1,456	1974/2000	11/16/2018
Oakhurst Plaza	Seminole, FL	—	2,782	4,506	500	2,974	4,814	7,788	1,286	1974/2001	11/16/2018
Old Alabama Square	Johns Creek, GA	—	10,782	17,359	1,193	10,851	18,483	29,334	3,600	2000	11/16/2018
North Point Landing	Modesto, CA	20,061	8,040	28,422	894	8,166	29,190	37,356	5,142	1964/2008	11/16/2018
Glenwood Crossing	Cincinnati, OH	—	4,581	3,922	130	4,602	4,031	8,633	1,475	1999	11/16/2018
Rosewick Crossing	La Plata, MD	—	8,252	23,507	818	8,329	24,248	32,577	4,580	2008	11/16/2018
Vineyard Center	Templeton, CA	5,049	1,753	6,406	195	1,796	6,558	8,354	1,191	2007	11/16/2018
Ocean Breeze Plaza	Ocean Breeze, FL	—	6,416	9,986	800	6,484	10,718	17,202	2,341	1993/2010	11/16/2018
Central Valley Marketplace	Ceres, CA	15,526	6,163	17,535	69	6,187	17,580	23,767	3,238	2005	11/16/2018
51st & Olive Square	Glendale, AZ	—	2,236	9,038	447	2,593	9,128	11,721	1,949	1975/2007	11/16/2018
West Acres Shopping Center	Fresno, CA	—	4,866	5,627	444	5,043	5,894	10,937	2,026	1990	11/16/2018
Meadows on the Parkway	Boulder, CO	—	23,954	32,744	1,449	24,299	33,848	58,147	6,242	1989	11/16/2018
Wyandotte Plaza	Kansas City, KS	—	5,204	17,566	496	5,294	17,972	23,266	3,457	1961/2015	11/16/2018
Broadlands Marketplace	Broomfield, CO	—	7,434	9,459	835	7,834	9,894	17,728	2,288	2002	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-38

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Village Center	Racine, WI	—	6,051	26,473	986	6,242	27,268	33,510	5,743	2002/2003	11/16/2018
Shoregate Town Center	Willowick, OH	—	7,152	16,282	4,711	7,345	20,800	28,145	6,112	1958/2005	11/16/2018
Plano Market Street	Plano, TX	—	14,837	33,178	1,459	15,159	34,315	49,474	6,021	2009	11/16/2018
Island Walk Shopping Center	Fernandina Beach, FL	—	8,190	19,992	1,060	8,285	20,957	29,242	4,703	1987/2012	11/16/2018
Normandale Village	Bloomington, MN	11,077	8,390	11,407	1,478	8,970	12,305	21,275	3,918	1973	11/16/2018
North Pointe Plaza	North Charleston, SC	—	10,232	26,348	883	10,701	26,762	37,463	6,559	1989	11/16/2018
Palmer Town Center	Easton, PA	—	7,331	23,525	1,369	7,327	24,898	32,225	4,824	2005	11/16/2018
Alico Commons	Fort Myers, FL	—	4,670	16,557	561	4,956	16,832	21,788	3,182	2009	11/16/2018
Windover Square	Melbourne, FL	11,048	4,115	13,309	362	4,202	13,584	17,786	2,566	1984/2010	11/16/2018
Rockledge Square	Rockledge, FL	—	3,477	4,469	3,214	3,726	7,434	11,160	1,160	1985	11/16/2018
Fairfield Commons	Lakewood, CO	—	8,802	29,946	1,807	8,897	31,658	40,555	5,440	1985	11/16/2018
Cocoa Commons	Cocoa, FL	—	4,838	8,247	1,233	4,872	9,446	14,318	2,548	1986	11/16/2018
Hamilton Mill Village	Dacula, GA	—	7,059	9,734	513	7,188	10,118	17,306	2,333	1996	11/16/2018
Sheffield Crossing	Sheffield Village, OH	—	8,841	10,232	357	9,041	10,389	19,430	2,786	1989	11/16/2018
The Shoppes at Windmill Place	Batavia, IL	—	8,186	16,005	556	8,323	16,424	24,747	3,506	1991/1997	11/16/2018
Stone Gate Plaza	Crowley, TX	6,862	5,261	7,007	1,103	5,269	8,102	13,371	1,767	2003	11/16/2018
Everybody's Plaza	Cheshire, CT	—	2,520	10,096	621	2,561	10,676	13,237	1,900	1960/2005	11/16/2018
Lakewood City Center	Lakewood, OH	—	1,593	10,308	406	1,685	10,622	12,307	1,861	1991	11/16/2018
Carriagetown Marketplace	Amesbury, MA	—	7,084	15,492	854	7,121	16,309	23,430	3,594	2000	11/16/2018
Crossroads of Shakopee	Shakopee, MN	—	8,869	20,320	1,186	9,035	21,340	30,375	5,076	1998	11/16/2018
Broadway Pavilion	Santa Maria, CA	—	8,512	20,427	520	8,576	20,883	29,459	4,252	1987	11/16/2018
Sanibel Beach Place	Fort Myers, FL	—	3,918	7,043	724	4,150	7,535	11,685	1,741	2003	11/16/2018
Shoppes at Glen Lakes	Weeki Wachee, FL	—	4,662	7,473	582	4,752	7,965	12,717	1,779	2008	11/16/2018
Bartow Marketplace	Cartersville, GA	19,305	11,944	24,610	751	12,058	25,247	37,305	7,262	1995	11/16/2018
Bloomingdale Hills	Riverview, FL	—	4,384	5,179	405	4,454	5,514	9,968	1,760	2002/2012	11/16/2018
University Plaza	Amherst, NY	—	6,402	9,800	921	6,442	10,681	17,123	3,514	1980/1999	11/16/2018
McKinney Market Street	McKinney, TX	948	10,941	16,061	1,672	11,054	17,620	28,674	4,034	2003	11/16/2018
Montville Commons	Montville, CT	—	12,417	11,091	594	12,542	11,560	24,102	3,402	2007	11/16/2018
Shaw's Plaza Raynham	Raynham, MA	—	8,378	26,829	1,072	8,419	27,860	36,279	6,016	1965/1998	11/16/2018
Suntree Square	Southlake, TX	—	6,335	15,642	604	6,418	16,163	22,581	3,024	2000	11/16/2018
Green Valley Plaza	Henderson, NV	—	7,284	16,879	468	7,355	17,276	24,631	3,513	1978/1982	11/16/2018
Crosscreek Village	St. Cloud, FL	—	3,821	9,604	584	3,970	10,039	14,009	2,185	2008	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-39

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Market Walk	Savannah, GA	—	20,679	31,836	3,777	20,938	35,354	56,292	6,886	2014/2015	11/16/2018
Livonia Plaza	Livonia, MI	—	4,118	17,037	688	4,194	17,649	21,843	3,701	1988	11/16/2018
Franklin Centre	Franklin, WI	—	6,353	5,482	500	6,412	5,923	12,335	2,977	1994/2009	11/16/2018
Plaza 23	Pompton Plains, NJ	—	11,412	40,144	5,588	11,762	45,382	57,144	7,431	1963/1997	11/16/2018
Shorewood Crossing	Shorewood, IL	—	9,468	20,993	2,740	9,608	23,593	33,201	5,109	2001	11/16/2018
Herndon Place	Fresno, CA	—	7,148	10,071	(732)	6,843	9,644	16,487	2,041	2005	11/16/2018
Windmill Marketplace	Clovis, CA	—	2,775	7,299	(186)	2,827	7,061	9,888	990	2001	11/16/2018
Riverlakes Village	Bakersfield, CA	—	8,567	15,242	2,535	8,815	17,529	26,344	3,087	1997	11/16/2018
Evans Towne Centre	Evans, GA	—	4,018	7,013	307	4,132	7,206	11,338	1,780	1995	11/16/2018
Mansfield Market Center	Mansfield, TX	—	4,672	13,154	371	4,728	13,469	18,197	2,456	2015	11/16/2018
Ormond Beach Mall	Ormond Beach, FL	—	4,954	7,006	1,003	5,053	7,910	12,963	2,032	1967/2010	11/16/2018
Heritage Plaza	Carol Stream, IL	—	6,205	16,507	723	6,299	17,136	23,435	3,420	1988	11/16/2018
Mountain Crossing	Dacula, GA	3,119	6,602	6,835	(24)	6,280	7,133	13,413	1,692	1997	11/16/2018
Seville Commons	Arlington, TX	—	4,689	12,602	934	4,854	13,371	18,225	2,655	1987	11/16/2018
Cinco Ranch at Market Center	Katy, TX	—	5,553	14,063	471	5,655	14,432	20,087	2,697	2007/2008	12/12/2018
Naperville Crossings	Naperville, IL	25,380	15,766	30,881	4,462	16,549	34,560	51,109	6,628	2007/2016	4/26/2019
Orange Grove Shopping Center	North Fort Myers, FL	—	2,637	7,339	293	2,915	7,354	10,269	1,359	1999	10/31/2019
Sudbury Crossing	Sudbury, MA	—	6,483	12,933	3,826	6,516	16,726	23,242	2,019	1984	10/31/2019
Ashburn Farm Market Center	Ashburn, VA	—	14,035	16,648	435	14,049	17,069	31,118	2,552	2000	10/31/2019
Alameda Crossing	Avondale, AZ	12,322	7,785	19,875	4,828	8,031	24,457	32,488	4,773	2005	11/16/2019
Del Paso Marketplace	Sacramento, CA	—	5,722	12,242	816	6,086	12,694	18,780	1,889	2006	12/12/2019
Hickory Flat Commons	Canton, GA	—	6,976	11,786	1,028	7,425	12,365	19,790	1,900	2008	8/17/2020
Roxborough Marketplace	Littleton, CO	—	4,105	12,668	1,264	4,703	13,334	18,037	1,531	2005	10/5/2020
Cinco Ranch Station II	Katy, TX	—	1,045	—	2,571	1,045	2,571	3,616	13	-	1/26/2021
West Village Center	Chanhassen, MN	—	10,860	11,281	1,150	11,256	12,035	23,291	1,318	1994	2/4/2021
Hickory Creek Plaza	Denton, TX	—	5,370	2,710	262	5,511	2,831	8,342	361	2007	2/25/2021
Foxridge Plaza	Centennial, CO	—	3,740	11,636	1,194	4,425	12,145	16,570	788	1983	8/20/2021
Valrico Commons	Valrico, FL	—	7,522	26,479	903	8,095	26,809	34,904	1,494	1986/2011	8/25/2021
Market Place at Pabst Farms	Oconomowoc, WI	—	5,648	17,199	338	5,964	17,221	23,185	1,109	2005	10/13/2021
Arapahoe Marketplace	Greenwood Village, CO	—	13,779	49,329	1,797	14,852	50,053	64,905	2,463	1977/1989	10/19/2021
Loganville Town Center	Loganville, GA	—	5,309	7,919	723	5,441	8,510	13,951	1,905	1997	11/5/2021
Town & Country Village	Sacramento, CA	—	21,895	35,792	748	21,957	36,478	58,435	1,915	1950/2004	11/12/2021
Sprouts Plaza	Las Vegas, NV	—	5,104	22,622	656	5,390	22,992	28,382	1,001	1995/2019	12/3/2021
Rainbow Plaza	Las Vegas, NV	—	7,158	30,171	948	7,663	30,614	38,277	1,318	1989/2019	12/3/2021

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-40

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Cascades Overlook	Sterling, VA	—	16,242	41,448	1,428	16,394	42,724	59,118	1,396	2016	1/14/2022
Oak Meadows Marketplace	Georgetown, TX	—	4,847	15,848	201	5,013	15,883	20,896	490	2018	2/1/2022
Shoppes at Avalon	Spring Hill, FL	—	9,184	7,740	928	9,797	8,055	17,852	370	2009	2/14/2022
Centennial Lakes Plaza	Edina, MN	—	13,581	51,050	972	13,880	51,723	65,603	1,171	1989/2012	5/13/2022
Crossroads Towne Center	North Las Vegas, NV	—	25,226	27,637	261	25,482	27,642	53,124	915	2007	8/15/2022
Chinoe Center	Lexington, KY	—	3,841	13,993	(3)	3,855	13,976	17,831	148	1984	11/21/2022
Sunridge Plaza	Rancho Cordova, CA	—	12,003	21,375	—	12,003	21,375	33,378	83	2017	12/20/2022
007050 - Northlake Station LLC(5)	Cincinnati, OH	—	2,327	11,806	1,121	2,757	12,497	15,254	2,705	1985	10/6/2006
Corporate Adjustments(6)		—	6	2,734	(5,452)	(2,837)	125	(2,712)	578
Totals		$528,198	$1,606,846	$3,283,171	$356,262	$1,674,133	$3,572,146	$5,246,279	$1,001,863
(1)Encumbrances do not include our finance leases.
(2)Reductions to costs capitalized subsequent to acquisition are generally attributable to parcels/outparcels sold, impairments, and assets held-for-sale.
(3)The aggregate basis of properties for federal income tax purposes is approximately $5.2 billion at December 31, 2022.
(4)The main shopping center at this location was sold and we currently only own an outparcel.
(5)Amounts consist of corporate building and land.
(6)Amounts consist of elimination of intercompany construction management fees charged by the property manager to the real estate assets.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-41

Reconciliation of real estate assets at cost:

	2022	2021
Balance at January 1	$4,942,426	$4,787,348
Additions during the year:
Real estate acquisitions	268,126	298,084
Net additions to/improvements of real estate	103,656	74,767
Deductions during the year:
Real estate dispositions	(65,882)	(203,976)
Impairment of real estate	(2,047)	(12,332)
Real estate held for sale	—	(1,465)
Balance at December 31	$5,246,279	$4,942,426
Reconciliation of accumulated depreciation:

	2022	2021
Balance at January 1	$834,123	$695,591
Additions during the year:
Depreciation expense	182,119	177,734
Deductions during the year:
Accumulated depreciation of real estate dispositions	(12,644)	(33,429)
Impairment of real estate	(1,735)	(5,750)
Accumulated depreciation of real estate held for sale	—	(23)
Balance at December 31	$1,001,863	$834,123
* * * * *

PHILLIPS EDISON & COMPANY DECEMBER 31, 2022 FORM 10-K	F-42

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of February 2023.

PHILLIPS EDISON & COMPANY, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2023
Jeffrey S. Edison

/S/ JOHN P. CAULFIELD	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 21, 2023
John P. Caulfield

/S/ JENNIFER L. ROBISON	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2023
Jennifer L. Robison

/S/ LESLIE T. CHAO	Director	February 21, 2023
Leslie T. Chao

/S/ ELIZABETH FISCHER	Director	February 21, 2023
Elizabeth Fischer

/S/ PAUL J. MASSEY, JR.	Director	February 21, 2023
Paul J. Massey, Jr.

/S/ STEPHEN R. QUAZZO	Director	February 21, 2023
Stephen R. Quazzo

/S/ JANE SILFEN	Director	February 21, 2023
Jane Silfen

/S/ JOHN A. STRONG	Director	February 21, 2023
John A. Strong

/S/ GREGORY S. WOOD	Director	February 21, 2023
Gregory S. Wood