Form 10-Q
period 2023-03-31
Phillips Edison & Company, Inc.
filed 2023-05-03
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 117.3 million shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of April 26, 2023.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2023 AND DECEMBER 31, 2022
(Condensed and Unaudited)
(In thousands, except per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Investment in real estate:
Land and improvements	$1,701,404	$1,674,133
Building and improvements	3,639,646	3,572,146
In-place lease assets	478,477	471,507
Above-market lease assets	72,524	71,954
Total investment in real estate assets	5,892,051	5,789,740
Accumulated depreciation and amortization	(1,373,124)	(1,316,743)
Net investment in real estate assets	4,518,927	4,472,997
Investment in unconsolidated joint ventures	26,584	27,201
Total investment in real estate assets, net	4,545,511	4,500,198
Cash and cash equivalents	6,405	5,478
Restricted cash	5,559	11,871
Goodwill	29,066	29,066
Other assets, net	200,373	188,879
Total assets	$4,786,914	$4,735,492

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,967,252	$1,896,594
Below-market lease liabilities, net	111,007	109,799
Accounts payable and other liabilities	111,471	113,185
Deferred income	24,243	18,481
Total liabilities	2,213,973	2,138,059
Commitments and contingencies (see Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 117,259 and 117,126 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,172	1,171
Additional paid-in capital (“APIC”)	3,382,368	3,383,978
Accumulated other comprehensive income (“AOCI”)	15,181	21,003
Accumulated deficit	(1,186,074)	(1,169,665)
Total stockholders’ equity	2,212,647	2,236,487
Noncontrolling interests	360,294	360,946
Total equity	2,572,941	2,597,433
Total liabilities and equity	$4,786,914	$4,735,492

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental income	$147,728	$138,748
Fees and management income	2,478	2,461
Other property income	858	954
Total revenues	151,064	142,163
Operating Expenses:
Property operating	25,062	23,320
Real estate taxes	18,056	17,491
General and administrative	11,533	11,532
Depreciation and amortization	58,498	57,226
Total operating expenses	113,149	109,569
Other:
Interest expense, net	(19,466)	(18,199)
Gain on disposal of property, net	942	1,368
Other expense, net	(755)	(4,365)
Net income	18,636	11,398
Net income attributable to noncontrolling interests	(2,017)	(1,319)
Net income attributable to stockholders	$16,619	$10,079
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 10)	$0.14	$0.09

Comprehensive income:
Net income	$18,636	$11,398
Other comprehensive (loss) income:
Change in unrealized value on interest rate swaps	(6,499)	27,573
Comprehensive income	12,137	38,971
Net income attributable to noncontrolling interests	(2,017)	(1,319)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	704	(2,702)
Reallocation of comprehensive loss upon conversion of noncontrolling interests	(27)	(212)
Comprehensive income attributable to stockholders	$10,797	$34,738

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31, 2023 and 2022
	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	19,550	$196	93,665	$936	$3,264,038	$(24,819)	$(1,090,837)	$2,149,514	$326,812	$2,476,326
Conversion of Class B common stock	93,665	936	(93,665)	(936)	—	—	—	—	—	—
Change in unrealized value on interest rate swaps	—	—	—	—	—	24,871	—	24,871	2,702	27,573
Common distributions declared, $0.27 per share	—	—	—	—	—	—	(30,915)	(30,915)	—	(30,915)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,104)	(4,104)
Share-based compensation	71	1	—	—	467	—	—	468	2,678	3,146
Conversion of noncontrolling interests	533	5	—	—	11,646	(212)	—	11,439	(11,439)	—
Settlement of earn-out liability	—	—	—	—	—	—	—	—	54,245	54,245
Net income	—	—	—	—	—	—	10,079	10,079	1,319	11,398
Balance at March 31, 2022	113,819	$1,138	—	$—	$3,276,151	$(160)	$(1,111,673)	$2,165,456	$372,213	$2,537,669

Balance at January 1, 2023	117,126	$1,171	—	$—	$3,383,978	$21,003	$(1,169,665)	$2,236,487	$360,946	$2,597,433
Change in unrealized value on interest rate swaps	—	—	—	—	—	(5,795)	—	(5,795)	(704)	(6,499)
Common distributions declared, $0.2799 per share	—	—	—	—	—	—	(33,028)	(33,028)	—	(33,028)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,073)	(4,073)
Share-based compensation	133	1	—	—	(1,610)	—	—	(1,609)	2,081	472
Conversion of noncontrolling interests	—	—	—	—	—	(27)	—	(27)	27	—
Net income	—	—	—	—	—	—	16,619	16,619	2,017	18,636
Balance at March 31, 2023	117,259	$1,172	—	$—	$3,382,368	$15,181	$(1,186,074)	$2,212,647	$360,294	$2,572,941

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Condensed and Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,636	$11,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	57,953	56,321
Depreciation and amortization of corporate assets	545	905
Net amortization of above- and below-market leases	(1,228)	(1,002)
Amortization of deferred financing expenses	894	801
Amortization of debt and derivative adjustments	667	586
Gain on disposal of property, net	(942)	(1,368)
Change in fair value of earn-out liability	—	1,809
Straight-line rent	(2,566)	(1,818)
Share-based compensation	472	3,146
Return on investment in unconsolidated joint ventures	11	—
Other	(350)	487
Changes in operating assets and liabilities:
Other assets, net	(16,715)	(10,978)
Accounts payable and other liabilities	5,386	(66)
Net cash provided by operating activities	62,763	60,221
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(69,431)	(101,440)
Capital expenditures	(23,878)	(18,608)
Proceeds from sale of real estate, net	1,091	12,770
Return of investment in unconsolidated joint ventures	606	781
Insurance proceeds for property damage claims	194	—
Net cash used in investing activities	(91,418)	(106,497)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	162,000	102,000
Payments on revolving credit facility	(76,000)	(56,000)
Payments on mortgages and loans payable	(25,477)	(62,515)
Distributions paid	(33,276)	(30,926)
Distributions to noncontrolling interests	(3,977)	(4,343)
Net cash provided by (used in) financing activities	23,270	(51,784)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,385)	(98,060)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	17,349	115,529
End of period	$11,964	$17,469

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$6,405	$5,063
Restricted cash	5,559	12,406
Cash, cash equivalents, and restricted cash at end of period	$11,964	$17,469

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Condensed and Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,166	$14,849
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Settlement of earn-out liability	—	54,245
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	888	—
Accrued capital expenditures	7,570	6,486
Assumed debt obligations, net	9,619	—
Assumed below-market debt	443	—
Change in distributions payable	(248)	(11)
Change in distributions payable - noncontrolling interests	96	(239)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	6

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
We are a real estate investment trust (“REIT”) that invests primarily in omni-channel grocery-anchored neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to two unconsolidated institutional joint ventures, Grocery Retail Partners I LLC (“GRP I”) and Necessity Retail Partners (“NRP”), in which we have partial ownership interests, and one private fund (collectively, the “Managed Funds”) as of March 31, 2023.
As of March 31, 2023, we wholly-owned 275 real estate properties. Additionally, we owned a 14% interest in GRP I, which owned 20 properties.
NRP—As of March 31, 2023, we owned a 20% equity interest in NRP. NRP was initially formed in March 2016 pursuant to the terms of a joint venture agreement between Phillips Edison Grocery Center REIT II, Inc. and an affiliate of TPG Real Estate and is set to expire seven years after the date of the joint venture contribution agreement unless otherwise extended by the members. In May 2022, we sold the final property in the joint venture as a result of the planned expiration in 2023. With the monetization of the joint venture, we exceeded the targeted return and as such were paid compensation of $0.1 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively, which is recorded in Fees and Management Income in our consolidated statements of operations and comprehensive income (“consolidated statements of operations”).

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
There were no changes to our significant accounting policies during the three months ended March 31, 2023, except for those discussed below. For a full summary of our significant accounting policies, refer to our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 21, 2023.
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results expected for the full year.
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
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized an insignificant amount of federal, state, and local income tax expense for the three months ended March 31, 2023 and 2022, and we retain a full valuation allowance for our net deferred tax asset. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations.
Newly Adopted Accounting Pronouncements—There were no newly adopted accounting pronouncements during the three months ended March 31, 2023 that impacted the Company.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	7

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

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Rental income related to fixed lease payments(1)	$108,864	$101,510
Rental income related to variable lease payments(1)(2)	35,763	33,467
Straight-line rent amortization(3)	2,443	1,695
Amortization of lease assets	1,216	992
Lease buyout income	355	1,964
Adjustments for collectibility(4)	(913)	(880)
Total rental income	$147,728	$138,748
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
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of March 31, 2023, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, are as follows (in thousands):

Year	Amount
Remaining 2023	$326,815
2024	403,547
2025	346,840
2026	281,485
2027	216,408
Thereafter	539,314
Total	$2,114,409
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of March 31, 2023. As of March 31, 2023, our wholly-owned real estate investments in Florida and California represented 12.2% and 10.9% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events in the Florida (see “Hurricane Ian” in Note 4) and California real estate markets.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	8

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Number of properties acquired	4	3
Contract price	$78,650	$100,400
Total price of acquisitions(1)	69,431	101,440
(1)Total price of acquisitions includes closing costs less credits and assumed debt obligations.
The aggregate purchase price of the assets acquired during the three months ended March 31, 2023 and 2022 were allocated as follows (in thousands):

	March 31, 2023	March 31, 2022
ASSETS
Land and improvements	$25,079	$30,274
Building and improvements	49,853	65,028
In-place lease assets	592	8,557
Above-market lease assets	7,111	708
Below-market debt	443	—
Total assets	83,078	104,567

LIABILITIES
Debt obligations, net	9,619	—
Below-market lease liabilities	4,028	3,127
Total liabilities	13,647	3,127

Net assets acquired	$69,431	$101,440
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles and below-market debt acquired during the three months ended March 31, 2023 and 2022 are as follows (in years):

	March 31, 2023	March 31, 2022
Acquired in-place leases	12	14
Acquired above-market leases	8	6
Acquired below-market leases	18	24
Assumed below-market debt	2	—
Property Dispositions—The following table summarizes our real estate disposition activity (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Number of properties sold	—	2
Contract price	$—	$13,325
Proceeds from sale of real estate, net(1)(2)	1,091	12,770
Gain on disposal of property, net(2)	942	1,368
(1)Total proceeds from sale of real estate, net includes closing costs less credits.
(2)Activity for the three months ended March 31, 2023 was primarily related to land acquired from us by local authorities.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	9

Hurricane Ian - On September 28, 2022, Hurricane Ian struck the southeast United States and caused various amounts of damage to our properties located in the region. Based on our estimates at March 31, 2023, we expect to collect insurance proceeds of $1.0 million (net of deductibles and self-insurance of $1.7 million) equal to the replacement cost of the damaged properties. During 2022, we recorded gross cumulative accelerated depreciation of $2.7 million, which was reduced by expected insurance recoveries, for damages sustained to the properties. We also recognized a receivable for estimated insurance recoveries in excess of the deductible. As of March 31, 2023, we have received no insurance recoveries and have a receivable balance of $1.0 million, which is recorded in Other Assets, Net on our consolidated balance sheets.

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of March 31, 2023 and December 31, 2022, excluding amounts related to assets classified as held for sale (in thousands):

	March 31, 2023	December 31, 2022
Other assets, net:
Deferred leasing commissions and costs	$50,253	$49,687
Deferred financing expenses(1)	9,069	8,984
Office equipment, including capital lease assets, and other	23,132	23,051
Corporate intangible assets	6,692	6,692
Total depreciable and amortizable assets	89,146	88,414
Accumulated depreciation and amortization	(48,407)	(47,483)
Net depreciable and amortizable assets	40,739	40,931
Accounts receivable, net(2)	43,471	37,274
Accounts receivable - affiliates	1,470	513
Deferred rent receivable, net(3)	54,729	52,141
Derivative assets	19,200	25,853
Prepaid expenses and other	22,745	14,575
Investment in third parties	9,800	9,800
Investment in marketable securities	8,219	7,792
Total other assets, net	$200,373	$188,879
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $2.8 million and $3.0 million of general reserves for uncollectible amounts as of March 31, 2023 and December 31, 2022, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $5.9 million and $6.2 million as of March 31, 2023 and December 31, 2022, respectively.
(3)Net of $4.0 million and $4.2 million of receivables removed as of March 31, 2023 and December 31, 2022, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	10

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Interest Rate(1)	March 31, 2023	December 31, 2022
Revolving credit facility	SOFR + 1.1%	$165,000	$79,000
Term loans(2)	2.5% - 6.0%	955,000	955,000
Senior unsecured notes due 2031	2.6%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.4%	117,549	133,199
Finance lease liability		529	585
Discount on notes payable		(6,828)	(7,001)
Assumed market debt adjustments, net		(1,512)	(1,226)
Deferred financing expenses, net		(7,486)	(7,963)
Total		$1,967,252	$1,896,594

Weighted-average interest rate(3)		3.8%	3.6%
(1)Interest rates are as of March 31, 2023.
(2)Our term loans carry an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus a spread. While most of the rates are fixed through the use of swaps, a portion of these loans are not subject to a swap, and thus are still indexed to SOFR.
(3)Includes the effects of derivative financial instruments that were effective as of March 31, 2023 and December 31, 2022 (see Notes 7 and 12).
2023 Debt Activity—During the three months ended March 31, 2023, we repaid $25.4 million in mortgage debt.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of March 31, 2023 and December 31, 2022 is summarized below (in thousands):

	March 31, 2023	December 31, 2022
As to interest rate:
Fixed-rate debt(1)	$1,618,078	$1,633,784
Variable-rate debt	365,000	279,000
Total	$1,983,078	$1,912,784
As to collateralization:
Unsecured debt	$1,470,000	$1,384,000
Secured debt	513,078	528,784
Total	$1,983,078	$1,912,784
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of March 31, 2023, $755 million in variable-rate debt is hedged to a fixed rate for a weighted-average period of 1.3 years (see Notes 7 and 12).

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

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	11

Cash Flow Hedges of Interest Rate Risk—Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $15.5 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
On March 15, 2023, we entered into an interest rate swap which has a notional amount of $200 million and swaps SOFR for a fixed rate of approximately 3.36% effective September 15, 2023 and maturing September 1, 2026.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Count	5	4
Notional amount(1)	$755,000	$755,000
Fixed SOFR	1.2% - 3.4%	1.2% - 2.8%
Maturity date	2023-2026	2023-2025
Weighted-average term (in years)	2.1	1.6
(1) Notional amount includes only interest rate swaps that were effective as of March 31, 2023 and December 31, 2022.
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Amount of (loss) gain recognized in Other Comprehensive (Loss) Income	$(1,952)	$22,899
Amount of (gain) loss reclassified from AOCI into Interest Expense, Net	(4,547)	4,674
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of March 31, 2023, the fair value of our derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk related to these agreements and approximated $0.2 million, are recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets. As of March 31, 2023, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $0.2 million.

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
Environmental Matters—In connection with the ownership and operation of real estate, we may potentially be liable for costs and damages related to environmental matters. In addition, we may own or acquire certain properties that are subject to environmental remediation. Depending on the nature of the environmental matter, the seller of the property, a tenant of the property, and/or another third party may be responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify us against future remediation costs. We also carry environmental liability insurance on our properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable. We are not currently aware of any environmental matters that we believe are reasonably likely to have a material adverse effect on our consolidated financial statements.
Captive Insurance—Our captive insurance company, Silver Rock Insurance, Inc. (“Silver Rock”), provides general liability insurance, wind, reinsurance, and other coverage to us and our GRP I joint venture. We capitalize Silver Rock in accordance with applicable regulatory requirements.
Silver Rock establishes annual premiums based on the past loss experience of the insured properties. An independent third party was engaged to perform an actuarial estimate of projected future claims, related deductibles, and projected future expenses necessary to fund associated risk management programs. Premiums paid to Silver Rock may be adjusted based on this estimate, and such premiums may be reimbursed by tenants pursuant to specific lease terms.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	12

As of March 31, 2023, we had four letters of credit outstanding totaling approximately $12.5 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of our Board of Directors (the “Board”). Our charter does not provide for cumulative voting in the election of directors.
At-the-Market Offering (“ATM”)—On February 10, 2022, we and the Operating Partnership entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three months ended March 31, 2023 and 2022, no shares of our common stock were issued under the ATM program. As of March 31, 2023, $159.9 million of common stock remained available for issuance under the ATM program.
Class B Common Stock—On June 18, 2021, our stockholders approved an amendment to our charter (the “Articles of Amendment”) that effected a change, wherein each share of our common stock outstanding at the time the Articles of Amendment became effective was converted into one share of a newly created class of Class B common stock (the “Recapitalization”).
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
Distributions—We declared 2023 monthly distributions of $0.0933 per common share and Operating Partnership unit (“OP unit”) for each month beginning January 2023 through April 2023. Distributions paid to stockholders and OP unit holders of record subsequent to March 31, 2023 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
March	3/15/2023	4/3/2023	$0.0933	$12,226
April	4/17/2023	5/1/2023	0.0933	12,226
Convertible Noncontrolling Interests—As of March 31, 2023 and December 31, 2022, we had approximately 14.3 million and 14.1 million outstanding non-voting OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of March 31, 2023 and December 31, 2022 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
On January 18, 2022, we issued approximately 1.6 million OP units in full settlement of the earn-out liability (see note 12).
The table below is a summary of our OP unit activity for the three months ended March 31, 2023 and 2022 (dollars and shares in thousands):

	Three Months Ended March 31,
	2023	2022
OP units converted into shares of common stock(1)	—	533
Distributions declared on OP units(2)	$4,073	$4,104
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
Share Repurchase Program—On August 3, 2022, our Board approved a new share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	13

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
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to stockholders - basic	$16,619	$10,079
Net income attributable to convertible OP units(1)	2,017	1,319
Net income - diluted	$18,636	$11,398
Denominator:
Weighted-average shares - basic	117,223	113,571
OP units(1)	14,234	14,558
Dilutive restricted stock awards	486	374
Adjusted weighted-average shares - diluted	131,943	128,503
Earnings per common share:
Basic and diluted income per share	$0.14	$0.09
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

	Three Months Ended March 31,
	2023	2022
Recurring fees(1)	$1,012	$1,075
Realized performance income(2)	75	196
Transactional revenue and reimbursements(3)	542	394
Insurance premiums(4)	849	796
Total fees and management income	$2,478	$2,461
(1)Recurring fees include asset management fees and property management fees.
(2)Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture.
(3)Transactional revenue includes items such as leasing commissions and construction management fees.
(4)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	14

Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of March 31, 2023, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $147.8 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters— As of March 31, 2023, we were the limited guarantor of a $175 million mortgage loan secured by GRP I properties. Our guaranty for the GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with GRP I in which any potential liability under such guarantee will be apportioned between us and GRP I based on our respective ownership percentages in the joint venture. We have no liability recorded on our consolidated balance sheets for the guaranty as of March 31, 2023 and December 31, 2022.

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
The following is a summary of borrowings as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$165,000	$165,677	$79,000	$79,299
Term loans	949,089	959,281	948,429	959,319
Senior unsecured notes due 2031	343,172	263,277	342,999	257,446
Secured portfolio loan facilities	392,214	343,049	392,093	343,921
Mortgages(2)	117,777	115,763	134,073	132,563
Total	$1,967,252	$1,847,047	$1,896,594	$1,772,548
(1)As of March 31, 2023 and December 31, 2022, respectively, recorded principal balances include: (i) net deferred financing fees of $7.5 million and $8.0 million; (ii) assumed market debt adjustments of $1.5 million and $1.2 million; and (iii) notes payable discounts of $6.8 million and $7.0 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	15

Recurring and Nonrecurring Fair Value Measurements—Our marketable securities and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the three months ended March 31, 2023 and the year ended December 31, 2022 were as follows (in thousands):

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities(1)	$8,219	$—	$—	$7,792	$—	$—
Derivative assets(1)	—	19,200	—	—	25,853	—
Derivative liabilities(2)	—	184	—	—	—	—
Nonrecurring
Impaired real estate assets, net(3)	$—	$—	$—	$—	$5,225	$—
(1)We record marketable securities and derivative assets in Other Assets, Net on our consolidated balance sheets.
(2)We record derivative liabilities in Accounts Payable and Other Liabilities on our consolidated balance sheets.
(3)The carrying value of impaired real estate assets may have subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.
Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.
Derivative Instruments—As of March 31, 2023 and December 31, 2022, we had interest rate swaps that fixed SOFR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2023 and December 31, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. There were no impairment charges recorded during the three months ended March 31, 2023 and March 31, 2022.
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

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	16

Earn-out—As part of our acquisition of Phillips Edison Limited Partnership (“PELP”) in 2017, an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. On January 11, 2022, we finalized the fair value of the earn-out liability based on our share price and issued approximately 1.6 million OP units in full settlement of the liability with a value of $54.2 million. Changes in the fair value of the earn-out liability were recorded to Other Expense, Net in the consolidated statements of operations. We recorded no expense for the three months ended March 31, 2023 and $1.8 million in expense for the three months ended March 31, 2022.

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

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto and the more detailed information contained in our 2022 Annual Report on Form 10-K, filed with the SEC on February 21, 2023. All references to “Notes” throughout this document refer to the footnotes to the consolidated financial statements in “Item 1. Financial Statements”. See also “Cautionary Note Regarding Forward-Looking Statements” below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). These forward-looking statements are based on current expectations, estimates, and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, management of our company and involve uncertainties that could significantly affect our financial results. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. Such statements include, but are not limited to: (a) statements about our plans, strategies, initiatives, and prospects; (b) statements about our underwritten incremental yields; and (c) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) competition from other available shopping centers and the attractiveness of properties in our portfolio to our tenants; (v) the financial stability of our tenants, including, without limitation, their ability to pay rent; (vi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (vii) increases in our borrowing costs as a result of changes in interest rates and other factors; (viii) potential liability for environmental matters; (ix) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (x) our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax, and other considerations; (xi) changes in tax, real estate, environmental, and zoning laws; (xii) information technology security breaches; (xiii) our corporate responsibility initiatives; (xiv) loss of key executives; (xv) the concentration of our portfolio in a limited number of industries, geographies, or investments; (xvi) the economic, political, and social impact of, and uncertainty relating to, pandemics or other health crises; (xvii) our ability to re-lease our properties on the same or better terms, or at all, in the event of non-renewal or in the event we exercise our right to replace an existing tenant; (xviii) the loss or bankruptcy of our tenants; (xix) to the extent we are seeking to dispose of properties, our ability to do so at attractive prices or at all; and (xx) the impact of inflation on us and on our tenants. Additional important factors that could cause actual results to differ are described in the filings made from time to time by the Company with the SEC and include the risk factors and other risks and uncertainties described in our 2022 Annual Report on Form 10-K, filed with the SEC on February 21, 2023, as updated from time to time in our periodic and/or current reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov. Therefore, such statements are not intended to be a guarantee of our performance in future periods.

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

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	18

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
•Underwritten incremental unlevered yield—This reflects the yield we target to generate from a project upon expected stabilization and is calculated as the estimated incremental NOI for a project at stabilization divided by its estimated net project investment. The estimated incremental NOI is the difference between the estimated annualized NOI we target to generate by a project upon stabilization and the estimated annualized NOI without the planned improvements. Underwritten incremental unlevered yield does not include peripheral impacts, such as lease rollover risk or the impact on the long-term value of the property upon sale or disposition. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental NOI at stabilization.
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
•Core Funds From Operations Attributable to Stockholders and OP Unit Holders (“Core FFO”)—To arrive at Core FFO, we adjust Nareit FFO, as defined below, to exclude certain recurring and non-recurring items including, but not limited to: (i) depreciation and amortization of corporate assets; (ii) changes in the fair value of the earn-out liability; (iii) amortization of unconsolidated joint venture basis differences; (iv) gains or losses on the extinguishment or modification of debt and other; (v) other impairment charges; (vi) transaction and acquisition expenses; and (vii) realized performance income. We believe Nareit FFO provides insight into our operating performance as it excludes certain items that are not indicative of such performance. Core FFO provides further insight into the sustainability of our operating performance and provides an additional measure to compare our performance across reporting periods on a consistent basis by excluding items that may cause short-term fluctuations in net income (loss).
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

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	19

•Equity Market Capitalization—We calculate equity market capitalization as the total dollar value of all outstanding shares using the closing price for the applicable date.
•Nareit FFO Attributable to Stockholders and OP Unit Holders (“Nareit FFO”) —Nareit defines Funds From Operations (“FFO”) as net income (loss) computed in accordance with GAAP, excluding: (i) gains (or losses) from sales of property and gains (or losses) from change in control; (ii) depreciation and amortization related to real estate; (iii) impairment losses on real estate and impairments of in-substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated partnerships and joint ventures; and (iv) adjustments for unconsolidated partnerships and joint ventures, calculated to reflect FFO on the same basis. We calculate Nareit FFO in a manner consistent with the Nareit definition.
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
•Same-Center—We use this term to refer to a property, or portfolio of properties, that have been owned and operational for the entirety of each reporting period (i.e., since January 1, 2022).
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
As of March 31, 2023, we owned equity interests in 295 shopping centers, including 275 wholly-owned shopping centers and 20 shopping centers owned through one unconsolidated joint venture, which comprised approximately 33.7 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to the Managed Funds.
In May 2022, we sold the final property in the NRP joint venture as a result of the planned expiration of the joint venture in 2023. With the monetization of the joint venture, we exceeded the targeted return and as such were paid compensation of $0.1 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively, which is recorded in Fees and Management Income in our consolidated statements of operations.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of March 31, 2023 and 2022 (dollars and square feet in thousands):

	March 31, 2023	March 31, 2022
Number of properties	275	269
Number of states	31	31
Total square feet	31,456	30,813
ABR	$445,611	$412,518
% ABR from omni-channel grocery-anchored shopping centers	97.2%	97.3%
Leased occupancy %:
Total portfolio spaces	97.5%	96.2%
Anchor spaces	99.3%	98.1%
Inline spaces	94.3%	92.6%
Average remaining lease term (in years)(1)	4.5	4.5
(1)The average remaining lease term in years excludes future options to extend the term of the lease.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	20

The following table details information for our unconsolidated joint venture as of March 31, 2023, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	March 31, 2023
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
GRP I	14%	20	$30,996	2,213
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations, excluding our Neighbors who are occupying space on a temporary basis, after March 31, 2023 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture:

$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$2.8
$24.1
$58.8
$63.6
$68.2
$63.6
$55.6
$26.9
$20.1
$19.4
$20.1
$26.7
MTM (57)
2023 (410)
2024 (805)
2025 (767)
2026 (868)
2027 (817)
2028 (575)
2029 (231)
2030 (174)
2031 (186)
2032 (184)
2033+ (204)
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
See “Results of Operations - Leasing Activity” below for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	21

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture, by Neighbor type as of March 31, 2023:

Leased Square Feet by Neighbor Type

National & Regional: 35.8%
Grocery: 47.1%
Local: 17.1%

ABR
by Neighbor Type
Grocery:
32.3%
National &
Regional:
41.6%
Local:
26.1%

The following charts present the composition of our portfolio by Neighbor industry as of March 31, 2023:

Leased Square Feet
by Neighbor Industry
Grocery: 47.1%
Retail
Stores:
24.1%
Services:
19.0%
Restaurant: 9.8%

ABR
by Neighbor Industry
Retail Stores: 22.3%
Grocery: 32.3%
Services: 27.8%
Restaurant: 17.6%

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	22

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
TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture, as of March 31, 2023 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$27,830	6.2%	3,411	11.0%	62
Publix	25,996	5.8%	2,510	8.1%	61
Albertsons	18,343	4.1%	1,709	5.5%	31
Ahold Delhaize	17,738	3.9%	1,249	4.0%	23
Walmart	8,971	2.0%	1,770	5.7%	13
Giant Eagle	7,384	1.6%	759	2.4%	10
Sprouts Farmers Market	6,538	1.5%	422	1.4%	14
TJX Companies	6,137	1.4%	516	1.7%	18
Raley's	4,592	1.0%	288	0.9%	5
Dollar Tree	3,641	0.8%	343	1.1%	36
SUPERVALU	3,280	0.7%	336	1.1%	5
Subway Group	2,498	0.6%	95	0.3%	66
Lowe's	2,470	0.5%	369	1.2%	4
Anytime Fitness, Inc.	2,458	0.5%	146	0.5%	30
Starbucks Corporation	2,448	0.5%	57	0.2%	32
Food 4 Less (PAQ)	2,305	0.5%	119	0.4%	2
Pet Supplies Plus	2,253	0.5%	148	0.5%	19
Kohl's Corporation	2,241	0.5%	365	1.2%	4
Office Depot	2,237	0.5%	179	0.6%	8
United Parcel Service	2,230	0.5%	83	0.3%	65
Total	$151,590	33.6%	14,874	48.1%	508
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, if a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES—Due to changing economic conditions, rising interest rates, labor shortages, and supply chain limitations, there has been an increase in wages and costs for materials. The resulting increased inflation may negatively impact some of our Neighbors and increase our operating and construction costs. Substantially all of our leases contain provisions designed to mitigate the adverse effect of inflation, including requirements for Neighbors to pay their allocable share of operating expenses that includes common area maintenance, utilities, real estate taxes, insurance, and certain capital expenditures. Additionally, many of our leases are for terms of less than ten years, which allows us to target increased rents to current market rates upon renewal.
In addition to inflation, macroeconomic and geopolitical risks may create challenges that cause current market conditions in the United States to worsen. The policies implemented to address these risks, including raising interest rates, could result in adverse impacts on the United States economy, including a slowing of growth or potentially a recession.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	23

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three Months Ended March 31,		Favorable (Unfavorable) Change
(Dollars in thousands)	2023	2022	$	%
Revenues:
Rental income	$147,728	$138,748	$8,980	6.5%
Fees and management income	2,478	2,461	17	0.7%
Other property income	858	954	(96)	(10.1)%
Total revenues	151,064	142,163	8,901	6.3%
Operating Expenses:
Property operating	25,062	23,320	(1,742)	(7.5)%
Real estate taxes	18,056	17,491	(565)	(3.2)%
General and administrative	11,533	11,532	(1)	—%
Depreciation and amortization	58,498	57,226	(1,272)	(2.2)%
Total operating expenses	113,149	109,569	(3,580)	(3.3)%
Other:
Interest expense, net	(19,466)	(18,199)	(1,267)	(7.0)%
Gain on disposal of property, net	942	1,368	(426)	(31.1)%
Other expense, net	(755)	(4,365)	3,610	82.7%
Net income	18,636	11,398	7,238	63.5%
Net income attributable to noncontrolling interests	(2,017)	(1,319)	(698)	(52.9)%
Net income attributable to stockholders	$16,619	$10,079	$6,540	64.9%

Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 263 properties that were owned and operational prior to January 1, 2022. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing to real estate asset activity occurring after December 31, 2021, which includes 4 properties disposed of and 11 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended March 31, 2023 and 2022:
Rental Income increased $9.0 million primarily as follows:
•$4.7 million increase primarily related to our same-center portfolio as follows:
▪$4.9 million increase primarily due to a $0.39 increase in average minimum rent PSF and a 1.0% improvement in average occupancy;
▪$1.2 million increase primarily due to lower reserves as a result of a decrease in Neighbors we have identified as a credit risk; and
▪$1.6 million decrease primarily due to lower lease buyout income.
•$4.3 million increase primarily related to our acquisition activity, net of dispositions.
Property Operating Expenses increased $1.7 million primarily as follows:
•$1.2 million increase from our same-center portfolio and corporate operating activities primarily due to increases in recoverable expenses attributed to higher common area maintenance costs and compensation expense, as compared to 2022; and
•$0.6 million increase primarily due to our acquisition activity, net of dispositions.
Real Estate Tax Expenses:
•The $0.6 million increase in real estate tax expenses is primarily due to our acquisition activity, net of dispositions.
General and Administrative Expenses were consistent from 2022 to 2023, with the exception of:
•a $0.5 million increase primarily due to travel and conference expense; and
•a $0.4 million decrease primarily related to savings in premiums for directors and officers insurance.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	24

Interest Expense, Net:
•The $1.3 million increase was primarily due to increased debt outstanding and interest rates in 2023 partially offset by lower loss on extinguishment or modification of debt. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Interest on unsecured term loans and senior notes, net	$11,292	$9,916
Interest on secured debt	4,888	5,531
Interest on revolving credit facility, net	1,568	247
Non-cash amortization and other	1,718	1,605
Loss on extinguishment or modification of debt and other, net(1)	—	900
Interest expense, net	$19,466	$18,199

Weighted-average interest rate as of end of period	3.8%	3.2%
Weighted-average term (in years) as of end of period	4.1	5.1
(1)Includes defeasance fees related to early repayments of debt.
Gain on Disposal of Property, Net:
•The $0.4 million decrease was primarily related to land acquired by local authorities with a net gain of $0.9 million during the three months ended March 31, 2023, as compared to the sale of two properties with a net gain of $1.4 million during the three months ended March 31, 2022 (see Note 4).
Other Expense, Net:
•The $3.6 million decrease was primarily related to the settlement of the earn-out liability in January 2022, an increase in the value in our marketable securities, and a decrease in transaction and acquisition expenses. Other Expense, Net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Transaction and acquisition expenses	$(1,338)	$(2,045)
Federal, state, and local income tax expense	(118)	(97)
Equity in net income (loss) of unconsolidated joint ventures	90	(54)
Increase in fair value of earn-out liability (see Note 12)	—	(1,809)
Other	611	(360)
Other expense, net	$(755)	$(4,365)

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	25

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended March 31, 2023 and 2022(1):

	Total Deals		Inline Deals
	2023	2022	2023	2022
New leases:
Number of leases	98	92	95	88
Square footage (in thousands)	264	257	191	186
ABR (in thousands)	$6,149	$4,941	$5,001	$4,321
ABR PSF	$23.27	$19.25	$26.17	$23.21
Cost PSF of executing new leases	$34.90	$28.90	$39.08	$33.40
Number of comparable leases	30	34	30	33
Comparable rent spread	27.4%	34.0%	27.4%	27.4%
Weighted-average lease term (in years)	9.5	6.8	7.0	7.5
Renewals and options:
Number of leases	165	152	154	146
Square footage (in thousands)	801	519	324	323
ABR (in thousands)	$13,911	$9,247	$8,328	$7,302
ABR PSF	$17.36	$17.81	$25.67	$22.60
ABR PSF prior to renewals	$15.70	$16.02	$22.33	$19.95
Percentage increase in ABR PSF	10.6%	11.2%	15.0%	13.3%
Cost PSF of executing renewals and options	$0.54	$0.63	$1.17	$0.88
Number of comparable leases(2)	126	128	124	126
Comparable rent spread(2)	16.1%	14.7%	17.1%	14.5%
Weighted-average lease term (in years)	4.9	4.3	4.4	3.9
Portfolio retention rate	94.7%	89.7%	83.3%	77.6%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our same-center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three months ended March 31, 2023 and 2022, Same-Center NOI represents the NOI for the 263 properties that were wholly-owned and operational for the entire portion of all comparable reporting periods.
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

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	26

The table below presents our Same-Center NOI (dollars in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Revenues:
Rental income(1)	$103,750	$98,829	$4,921
Tenant recovery income	33,916	33,163	753
Reserves for uncollectibility(2)	(919)	(838)	(81)
Other property income	801	900	(99)
Total revenues	137,548	132,054	5,494	4.2%
Operating expenses:
Property operating expenses	21,585	20,707	(878)
Real estate taxes	17,347	17,299	(48)
Total operating expenses	38,932	38,006	(926)	(2.4)%
Total Same-Center NOI	$98,616	$94,048	$4,568	4.9%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$18,636	$11,398
Adjusted to exclude:
Fees and management income	(2,478)	(2,461)
Straight-line rental income(1)	(2,580)	(1,809)
Net amortization of above- and below-market leases	(1,228)	(1,002)
Lease buyout income	(355)	(1,965)
General and administrative expenses	11,533	11,532
Depreciation and amortization	58,498	57,226
Interest expense, net	19,466	18,199
Gain on disposal of property, net	(942)	(1,368)
Other expense, net	755	4,365
Property operating expenses related to fees and management income	315	1,070
NOI for real estate investments	101,620	95,185
Less: Non-same-center NOI(2)	(3,004)	(1,137)
Total Same-Center NOI	$98,616	$94,048
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
Nareit FFO and Core FFO should not be considered alternatives to net income (loss) under GAAP, as an indication of our liquidity, nor as an indication of funds available to cover our cash needs, including our ability to fund distributions. Core FFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated.
Accordingly, Nareit FFO and Core FFO should be reviewed in connection with other GAAP measurements, and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. Our Nareit FFO and Core FFO, as presented, may not be comparable to amounts calculated by other REITs.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	27

The following table presents our calculation of Nareit FFO and Core FFO (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$18,636	$11,398
Adjustments:
Depreciation and amortization of real estate assets	57,953	56,320
Gain on disposal of property, net	(942)	(1,368)
Adjustments related to unconsolidated joint ventures	698	705
Nareit FFO attributable to stockholders and OP unit holders	$76,345	$67,055
Calculation of Core FFO Attributable to Stockholders and OP Unit Holders
Nareit FFO attributable to stockholders and OP unit holders	$76,345	$67,055
Adjustments:
Depreciation and amortization of corporate assets	545	906
Change in fair value of earn-out liability	—	1,809
Transaction and acquisition expenses	1,338	2,045
Loss on extinguishment or modification of debt and other, net	—	900
Amortization of unconsolidated joint venture basis differences	1	44
Realized performance income(1)	(75)	(196)
Core FFO attributable to stockholders and OP unit holders	$78,154	$72,563

Nareit FFO/Core FFO Attributable to Stockholders and OP Unit Holders per diluted share
Weighted-average shares of common stock outstanding - diluted	131,943	128,503
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.58	$0.52
Core FFO attributable to stockholders and OP unit holders per share - diluted	$0.59	$0.56
(1)Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	28

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	2022
Calculation of EBITDAre
Net income	$18,636	$11,398	$54,529
Adjustments:
Depreciation and amortization	58,498	57,226	236,224
Interest expense, net	19,466	18,199	71,196
Gain on disposal of property, net	(942)	(1,368)	(7,517)
Impairment of real estate assets	—	—	322
Federal, state, and local tax expense	118	97	806
Adjustments related to unconsolidated joint ventures	966	1,019	1,987
EBITDAre	$96,742	$86,571	$357,547
Calculation of Adjusted EBITDAre
EBITDAre	$96,742	$86,571	$357,547
Adjustments:
Change in fair value of earn-out liability	—	1,809	1,809
Transaction and acquisition expenses	1,338	2,045	10,551
Amortization of unconsolidated joint venture basis differences	1	44	220
Realized performance income(1)	(75)	(196)	(2,742)
Adjusted EBITDAre	$98,006	$90,273	$367,385
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
ATM Program—In 2022, we commenced the ATM program through which we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million. During the three months ended March 31, 2023 and 2022, no shares

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	29

were issued under the ATM program. As of March 31, 2023, $159.9 million of common stock remained available for issuance under the ATM program.
DEBT—The following table summarizes information about our debt as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Total debt obligations, gross	$1,983,078	$1,912,784
Weighted-average interest rate	3.8%	3.6%
Weighted-average term (in years)	4.1	4.4

Revolving credit facility capacity(1)	$800,000	$800,000
Revolving credit facility availability(2)	622,229	709,385
(1)The revolving credit facility matures in January 2026, extendable at our option to January 2027. In addition, the revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions.
(2)Net of any outstanding balance and letters of credit.
Debt Obligation Guarantees—The 2.625% senior notes issued by the Operating Partnership pursuant to an effective registration statement in October 2021 were, and debt securities of the Operating Partnership registered under our automatically effective shelf registration statement on Form S-3 filed in February 2022 will be, fully and unconditionally guaranteed by us. At March 31, 2023, the Operating Partnership had issued and outstanding its 2.625% senior notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2.625% senior notes are fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of March 31, 2023 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$2,007,436	$1,937,142
Less: Cash and cash equivalents	6,784	5,740
Total net debt	$2,000,652	$1,931,402

Enterprise value:
Net debt	$2,000,652	$1,931,402
Total equity market capitalization(1)(2)	4,291,389	4,178,204
Total enterprise value	$6,292,041	$6,109,606
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 131.6 million and 131.2 million diluted shares as of March 31, 2023 and December 31, 2022, respectively, and the closing market price per share of $32.62 and $31.84 as of March 31, 2023 and December 31, 2022, respectively.
(2)Fully diluted shares include common stock and OP units.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	30

The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,000,652	$1,931,402
Adjusted EBITDAre - annualized(1)	375,118	367,385
Net debt to Adjusted EBITDAre - annualized	5.3x	5.3x

Net debt to total enterprise value:
Net debt	$2,000,652	$1,931,402
Total enterprise value	6,292,041	6,109,606
Net debt to total enterprise value	31.8%	31.6%
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
During the three months ended March 31, 2023 and 2022, we had capital spend of $23.9 million and $18.6 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (in thousands):

	Three Months Ended March 31,
	2023	2022
Capital expenditures for real estate:
Capital improvements	$3,709	$1,797
Tenant improvements	6,419	7,260
Redevelopment and development	11,977	7,994
Total capital expenditures for real estate	22,105	17,051
Corporate asset capital expenditures	365	918
Capitalized indirect costs(1)	1,214	639
Total capital spending activity(2)	$23,684	$18,608
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
(2)Amounts reported are net of insurance proceeds for property damage claims for the three months ended March 31, 2023.
We anticipate that obligations related to capital improvements, as well as redevelopment and development, in 2023 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 9%-12%. Our current in process projects represent an estimated total investment of $45.7 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.
REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our property acquisitions (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Number of properties acquired	4	3
Contract price	$78,650	$100,400
Total price of acquisitions(1)	69,431	101,440
(1)Total price of acquisitions includes closing costs less credits and assumed debt obligations.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	31

REAL ESTATE DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table highlights our property dispositions (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Number of properties sold	—	2
Contract price	$—	$13,325
Proceeds from sale of real estate, net(1)(2)	1,091	12,770
Gain on disposal of property, net(2)	942	1,368
(1)Total proceeds from sale of real estate, net includes closing costs less credits.
(2)Activity for the three months ended March 31, 2023 was primarily related to land acquired from us by local authorities.
DISTRIBUTIONS—We declared and paid 2023 monthly distributions of $0.0933 per share, or $1.12 annualized, for each month beginning January 2023 through April 2023.
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
CASH FLOW ACTIVITIES—As of March 31, 2023, we had cash and cash equivalents and restricted cash of $12.0 million, a net cash decrease of $5.4 million during the three months ended March 31, 2023.
Below is a summary of our cash flow activity (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net cash provided by operating activities	$62,763	$60,221	$2,542	4.2%
Net cash used in investing activities	(91,418)	(106,497)	15,079	(14.2)%
Net cash provided by (used in) financing activities	23,270	(51,784)	75,054	144.9%
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations —Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. The increase in property operations was primarily due to a $4.6 million, or 4.9%, improvement in Same-Center NOI as compared to the same period in 2022.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the three months ended March 31, 2023, our acquisitions resulted in a total cash outlay of $69.4 million, as compared to a total cash outlay of $101.4 million during the same period in 2022.
•Real estate dispositions—During the three months ended March 31, 2023, our dispositions resulted in a net cash inflow of $1.1 million, as compared to a net cash inflow of $12.8 million during the same period in 2022.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the three months ended March 31, 2023, we paid $23.9 million for capital expenditures, an increase of $5.3 million over the same period in 2022, primarily due to an increase in redevelopment and development activities.
FINANCING ACTIVITIES—Our net cash provided by (used in) financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the three months ended March 31, 2023, we had $60.5 million in net borrowings primarily as a result of our borrowings under our revolving credit facility. During the three months ended March 31, 2022, we had net payments of $16.5 million primarily as a result of early repayments of mortgage loans from cash on hand, partially offset by borrowings on our revolving credit facility.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	32

CRITICAL ACCOUNTING ESTIMATES
“Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of our 2022 Annual Report on Form 10-K, filed with the SEC on February 21, 2023, contains a description of our critical accounting estimates, including those relating to the valuation of real estate assets and rental income. There have been no significant changes to our critical accounting estimates during 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2022 Annual Report on Form 10-K filed with the SEC on February 21, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of March 31, 2023, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors and other risks and uncertainties as described in “Part I, Item 1A. Risk Factors” of our 2022 Annual Report on Form 10-K filed with the SEC on February 21, 2023.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	33

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
SHARE REPURCHASES—On August 3, 2022, our board of directors approved a new share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program. The table below summarizes repurchases of our common stock made during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
January 1, 2023 - January 31, 2023(1)	44,433	$33.04	—	$250,000
February 1, 2023 - February 28, 2023	—	—	—	250,000
March 1, 2023 - March 31, 2023(1)	21,781	33.98	—	250,000
(1)Represents common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	34

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1		Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended	Form 10-Q, filed May 5, 2022, Exhibit 3.1
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
22.1	*	List of Issuers of Guaranteed Securities
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: May 3, 2023	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2023	By:	/s/ John P. Caulfield
John P. Caulfield
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY MARCH 31, 2023 FORM 10-Q	36