Form 10-Q
period 2023-09-30
Phillips Edison & Company, Inc.
filed 2023-11-01
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 119.6 million shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 27, 2023.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022
(Condensed and Unaudited)
(In thousands, except per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Investment in real estate:
Land and improvements	$1,714,136	$1,674,133
Building and improvements	3,679,549	3,572,146
In-place lease assets	477,859	471,507
Above-market lease assets	72,398	71,954
Total investment in real estate assets	5,943,942	5,789,740
Accumulated depreciation and amortization	(1,484,658)	(1,316,743)
Net investment in real estate assets	4,459,284	4,472,997
Investment in unconsolidated joint ventures	25,609	27,201
Total investment in real estate assets, net	4,484,893	4,500,198
Cash and cash equivalents	3,777	5,478
Restricted cash	4,462	11,871
Goodwill	29,066	29,066
Other assets, net	196,263	188,879
Total assets	$4,718,461	$4,735,492

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,869,984	$1,896,594
Below-market lease liabilities, net	105,302	109,799
Accounts payable and other liabilities	117,783	113,185
Deferred income	17,900	18,481
Total liabilities	2,110,969	2,138,059
Commitments and contingencies (see Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 119,578 and 117,126 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,195	1,171
Additional paid-in capital (“APIC”)	3,461,981	3,383,978
Accumulated other comprehensive income (“AOCI”)	19,846	21,003
Accumulated deficit	(1,226,379)	(1,169,665)
Total stockholders’ equity	2,256,643	2,236,487
Noncontrolling interests	350,849	360,946
Total equity	2,607,492	2,597,433
Total liabilities and equity	$4,718,461	$4,735,492

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental income	$149,566	$142,857	$446,274	$418,835
Fees and management income	2,168	2,081	7,192	9,323
Other property income	740	716	2,209	2,175
Total revenues	152,474	145,654	455,675	430,333
Operating Expenses:
Property operating	24,274	23,089	74,010	69,261
Real estate taxes	19,028	18,041	55,481	52,005
General and administrative	10,385	10,843	33,604	33,751
Depreciation and amortization	58,706	60,013	176,871	178,008
Total operating expenses	112,393	111,986	339,966	333,025
Other:
Interest expense, net	(21,522)	(17,569)	(61,663)	(52,895)
Gain (loss) on disposal of property, net	53	(10)	1,070	4,151
Other expense, net	(4,883)	(3,916)	(6,542)	(9,738)
Net income	13,729	12,173	48,574	38,826
Net income attributable to noncontrolling interests	(1,484)	(1,135)	(5,259)	(4,181)
Net income attributable to stockholders	$12,245	$11,038	$43,315	$34,645
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 10)	$0.10	$0.09	$0.37	$0.30

Comprehensive income:
Net income	$13,729	$12,173	$48,574	$38,826
Other comprehensive income:
Change in unrealized value on interest rate swaps	(1,424)	14,008	(1,361)	51,415
Comprehensive income	12,305	26,181	47,213	90,241
Net income attributable to noncontrolling interests	(1,484)	(1,135)	(5,259)	(4,181)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	155	(1,513)	147	(5,750)
Reallocation of comprehensive income upon conversion of noncontrolling interests	56	57	57	277
Comprehensive income attributable to stockholders	$11,032	$23,590	$42,158	$80,587

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2023 and 2022
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at July 1, 2022	115,782	$1,157	$3,341,646	$8,571	$(1,129,151)	$2,222,223	$372,422	$2,594,645
Issuance of common stock	773	8	26,409	—	—	26,417	—	26,417
Offering costs, discounts, and commissions	—	—	(348)	—	—	(348)	—	(348)
Change in unrealized value on interest rate swaps	—	—	—	12,495	—	12,495	1,513	14,008
Common distributions declared, $0.2733 per share	—	—	—	—	(32,224)	(32,224)	—	(32,224)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,932)	(3,932)
Share-based compensation	1	—	2,384	—	—	2,384	1,784	4,168
Conversion of noncontrolling interests	528	5	11,547	57	—	11,609	(11,609)	—
Net income	—	—	—	—	11,038	11,038	1,135	12,173
Balance at September 30, 2022	117,084	$1,170	$3,381,638	$21,123	$(1,150,337)	$2,253,594	$361,313	$2,614,907

Balance at July 1, 2023	117,443	$1,174	$3,387,764	$21,059	$(1,204,714)	$2,205,283	$356,465	$2,561,748
Issuance of common stock	1,991	20	70,833	—	—	$70,853	—	$70,853
Offering costs, discounts, and commissions	—	—	(854)	—	—	$(854)	—	$(854)
Change in unrealized value on interest rate swaps	—	—	—	(1,269)	—	$(1,269)	(155)	(1,424)
Common distributions declared, $0.2841 per share	—	—	—	—	(33,910)	(33,910)	—	(33,910)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,954)	(3,954)
Share-based compensation	14	—	993	—	—	993	311	1,304
Conversion of noncontrolling interests	130	1	3,245	56	—	3,302	(3,302)	—
Net income	—	—	—	—	12,245	12,245	1,484	13,729
Balance at September 30, 2023	119,578	$1,195	$3,461,981	$19,846	$(1,226,379)	$2,256,643	$350,849	$2,607,492

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30, 2023 and 2022
	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	19,550	$196	93,665	$936	$3,264,038	$(24,819)	$(1,090,837)	$2,149,514	$326,812	$2,476,326
Conversion of Class B common stock	93,665	936	(93,665)	(936)	—	—	—	—	—	—
Issuance of common stock	2,633	26	—	—	90,098	—	—	90,124	—	90,124
Offering costs, discounts, and commissions	—	—	—	—	(1,090)	—	—	(1,090)	—	(1,090)
Change in unrealized value on interest rate swaps	—	—	—	—	—	45,665	—	45,665	5,750	51,415
Common distributions declared, $0.8133 per share	—	—	—	—	—	—	(94,145)	(94,145)	—	(94,145)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,149)	(12,149)
Share-based compensation	103	1	—	—	3,859	—	—	3,860	7,495	11,355
Conversion of noncontrolling interests	1,133	11	—	—	24,733	277	—	25,021	(25,021)	—
Settlement of earn-out liability	—	—	—	—	—	—	—	—	54,245	54,245
Net income	—	—	—	—	—	—	34,645	34,645	4,181	38,826
Balance at September 30, 2022	117,084	$1,170	—	$—	$3,381,638	$21,123	$(1,150,337)	$2,253,594	$361,313	$2,614,907

Balance at January 1, 2023	117,126	$1,171	—	$—	$3,383,978	$21,003	$(1,169,665)	$2,236,487	$360,946	$2,597,433
Issuance of common stock	1,991	20	—	—	70,833	—	—	$70,853	—	$70,853
Offering costs, discounts, and commissions	—	—	—	—	(854)	—	—	$(854)	—	$(854)
Change in unrealized value on interest rate swaps	—	—	—	—	—	(1,214)	—	(1,214)	(147)	(1,361)
Common distributions declared, $0.8439 per share	—	—	—	—	—	—	(100,029)	(100,029)	—	(100,029)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,134)	(12,134)
Share-based compensation	167	1	—	—	653	—	—	654	4,356	5,010
Conversion of noncontrolling interests	294	3	—	—	7,371	57	—	7,431	(7,431)	—
Net income	—	—	—	—	—	—	43,315	43,315	5,259	48,574
Balance at September 30, 2023	119,578	$1,195	—	$—	$3,461,981	$19,846	$(1,226,379)	$2,256,643	$350,849	$2,607,492

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,574	$38,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	175,212	175,305
Depreciation and amortization of corporate assets	1,659	2,703
Net amortization of above- and below-market leases	(3,784)	(3,161)
Amortization of deferred financing expenses	3,045	2,516
Amortization of debt and derivative adjustments	2,143	1,838
Gain on disposal of property, net	(1,070)	(4,151)
Impairment of investment in third parties	3,000	—
Change in fair value of earn-out liability	—	1,809
Straight-line rent	(8,089)	(9,086)
Share-based compensation	5,010	11,355
Return on investment in unconsolidated joint ventures	197	1,247
Other	44	297
Changes in operating assets and liabilities:
Other assets, net	(13,633)	(8,620)
Accounts payable and other liabilities	6,680	17,885
Net cash provided by operating activities	218,988	228,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(83,073)	(229,895)
Capital expenditures	(74,317)	(74,348)
Proceeds from sale of real estate, net	7,143	27,286
Return of investment in unconsolidated joint ventures	1,582	3,682
Insurance proceeds for property damage claims	2,326	—
Investment in marketable securities	—	(3,000)
Net cash used in investing activities	(146,339)	(276,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	296,000	282,000
Payments on revolving credit facility	(293,000)	(227,000)
Payments on mortgages and loans payable	(100,479)	(80,628)
Proceeds from loans payable	58,000	—
Distributions paid	(100,341)	(94,118)
Distributions to noncontrolling interests	(11,938)	(12,859)
Proceeds from issuance of common stock	70,853	90,124
Payment of offering costs	(854)	(1,090)
Net cash used in financing activities	(81,759)	(43,571)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(9,110)	(91,083)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	17,349	115,529
End of period	$8,239	$24,446

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$3,777	$4,789
Restricted cash	4,462	19,657
Cash, cash equivalents, and restricted cash at end of period	$8,239	$24,446

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$53,957	$47,352
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Settlement of earn-out liability	—	54,245
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	888	—
Accrued capital expenditures	6,354	6,887
Assumed debt obligations, net	9,615	—
Assumed below-market debt	444	—
Change in distributions payable	(312)	27
Change in distributions payable - noncontrolling interests	196	(710)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	7

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
We are a real estate investment trust (“REIT”) that invests primarily in omni-channel grocery-anchored neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to two unconsolidated institutional joint ventures, Grocery Retail Partners I LLC (“GRP I”) and Necessity Retail Partners (“NRP”), in which we have partial ownership interests, and one private fund (collectively, the “Managed Funds”) as of September 30, 2023.
As of September 30, 2023, we wholly-owned 275 real estate properties. Additionally, we owned a 14% interest in GRP I, which owned 20 properties.
NRP—As of September 30, 2023, we owned a 20% equity interest in NRP. NRP was initially formed in March 2016 pursuant to the terms of the joint venture agreement, as amended, between Phillips Edison Grocery Center REIT II, Inc. and an affiliate of TPG Real Estate and is set to expire in 2024 unless otherwise extended by the members. In May 2022, we sold the final property in the joint venture as a result of its planned expiration. With the monetization of the joint venture, we exceeded the targeted return and as such were paid compensation of $0.1 million and $2.7 million during the nine months ended September 30, 2023 and 2022, respectively, which is recorded in Fees and Management Income in our consolidated statements of operations and comprehensive income (“consolidated statements of operations”). We received no compensation during the three months ended September 30, 2023 and 2022.

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
There were no changes to our significant accounting policies during the nine months ended September 30, 2023, except for those discussed below. For a full summary of our significant accounting policies, refer to our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 21, 2023.
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results expected for the full year.
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
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized an insignificant amount of federal, state, and local income tax expense for the three and nine months ended September 30, 2023 and 2022, and we retain a full valuation allowance for our net deferred tax asset. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations.
Newly Adopted Accounting Pronouncements—There were no newly adopted accounting pronouncements during the nine months ended September 30, 2023 that impacted the Company.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	8

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental income related to fixed lease payments(1)	$111,832	$105,252	$331,776	$309,925
Rental income related to variable lease payments(1)(2)	34,632	32,545	104,224	95,443
Straight-line rent amortization(3)	2,095	3,752	7,686	8,617
Amortization of lease assets	1,281	1,059	3,746	3,113
Lease buyout income	587	221	1,016	2,362
Adjustments for collectibility(4)	(861)	28	(2,174)	(625)
Total rental income	$149,566	$142,857	$446,274	$418,835
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
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of September 30, 2023, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, are as follows (in thousands):

Year	Amount
Remaining 2023	$106,535
2024	436,571
2025	383,983
2026	318,788
2027	253,865
Thereafter	651,844
Total	$2,151,586
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of September 30, 2023. As of September 30, 2023, our wholly-owned real estate investments in Florida and California represented 12.3% and 10.7% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events in the Florida (see “Hurricane Ian” in Note 4) and California real estate markets.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	9

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Number of properties acquired	5	5
Number of outparcels acquired(1)	1	3
Contract price	$92,060	$228,842
Total price of acquisitions(2)	83,073	229,895
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)Total price of acquisitions includes closing costs less credits and assumed debt obligations.
Subsequent to September 30, 2023, we acquired one property and one outparcel for $19.4 million
The aggregate purchase price of the assets acquired during the nine months ended September 30, 2023 and 2022 were allocated as follows (in thousands):

	September 30, 2023	September 30, 2022
ASSETS
Land and improvements	$29,084	$71,564
Building and improvements	59,287	144,988
In-place lease assets	7,954	19,296
Above-market lease assets	640	3,814
Below-market debt	444	—
Total assets	97,409	239,662

LIABILITIES
Debt obligations, net	9,614	—
Below-market lease liabilities	4,722	9,767
Total liabilities	14,336	9,767

Net assets acquired	$83,073	$229,895
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles and below-market debt acquired during the nine months ended September 30, 2023 and 2022 are as follows (in years):

	September 30, 2023	September 30, 2022
Acquired in-place leases	11	11
Acquired above-market leases	7	9
Acquired below-market leases	16	19
Assumed below-market debt	2	—
Property Dispositions—The following table summarizes our real estate disposition activity (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Number of properties sold	1	3
Number of outparcels sold	2	3
Contract price	$6,250	$28,737
Proceeds from sale of real estate, net(1)(2)	7,143	27,286
Gain on disposal of property, net(2)	1,070	4,151
(1)Total proceeds from sale of real estate, net includes closing costs less credits.
(2)Activity for the nine months ended September 30, 2023 includes land acquired from us by local authorities.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	10

Hurricane Ian - On September 28, 2022, Hurricane Ian struck the southeast United States and caused various amounts of damage to our properties located in the region. During 2022, we recorded gross cumulative accelerated depreciation of $2.7 million for damages sustained to the properties, which was reduced by insurance recoveries of $1.0 million (net of deductibles and self-insurance of $1.7 million) collected in 2023.

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of September 30, 2023 and December 31, 2022, excluding amounts related to assets classified as held for sale (in thousands):

	September 30, 2023	December 31, 2022
Other assets, net:
Deferred leasing commissions and costs	$53,260	$49,687
Deferred financing expenses(1)	8,984	8,984
Office equipment, including capital lease assets, and other	23,770	23,051
Corporate intangible assets	6,685	6,692
Total depreciable and amortizable assets	92,699	88,414
Accumulated depreciation and amortization	(52,630)	(47,483)
Net depreciable and amortizable assets	40,069	40,931
Accounts receivable, net(2)	42,651	37,274
Accounts receivable - affiliates	718	513
Deferred rent receivable, net(3)	60,227	52,141
Derivative assets	23,462	25,853
Prepaid expenses and other	14,001	14,575
Investment in third parties(4)	6,891	9,800
Investment in marketable securities	8,244	7,792
Total other assets, net	$196,263	$188,879
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $2.7 million and $3.0 million of general reserves for uncollectible amounts as of September 30, 2023 and December 31, 2022, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $6.7 million and $6.2 million as of September 30, 2023 and December 31, 2022, respectively.
(3)Net of $4.4 million and $4.2 million of receivables removed as of September 30, 2023 and December 31, 2022, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.
(4)We recorded an impairment of our investment in a third-party company of $3.0 million in Other Expense, Net on our consolidated statements of operations for the three and nine months ended September 30, 2023 (see Note 11).

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Interest Rate(1)	September 30, 2023	December 31, 2022
Revolving credit facility	SOFR + 1.1%	$82,000	$79,000
Term loans(2)	3.3% - 6.7%	964,750	955,000
Senior unsecured notes due 2031	2.6%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.4%	96,630	133,199
Finance lease liability		382	585
Discount on notes payable		(6,479)	(7,001)
Assumed market debt adjustments, net		(1,086)	(1,226)
Deferred financing expenses, net		(11,213)	(7,963)
Total		$1,869,984	$1,896,594

Weighted-average interest rate(3)		4.1%	3.6%
(1)Interest rates are as of September 30, 2023.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	11

(2)Our term loans carry an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus a spread. While most of the rates are fixed through the use of swaps, a portion of these loans are not subject to a swap, and thus are still indexed to SOFR.
(3)Includes the effects of derivative financial instruments that were effective as of September 30, 2023 and December 31, 2022 (see Notes 7 and 12).
2023 Debt Activity—During the nine months ended September 30, 2023, we repaid $46.3 million in mortgage debt.
On July 31, 2023, we amended three senior unsecured term loans with a total notional amount of $475.0 million scheduled to mature during 2024. The amended three senior unsecured term loans have a total notional amount of $484.8 million. The $161.8 million unsecured term loan is priced at SOFR plus 1.35% and is scheduled to mature on January 31, 2026 extendable with two one-year options to 2028. The $158.0 million and $165.0 million unsecured term loans are priced at SOFR plus 1.35% and mature on January 31, 2027.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of September 30, 2023 and December 31, 2022 is summarized below (in thousands):

	September 30, 2023	December 31, 2022
As to interest rate:
Fixed-rate debt(1)	$1,542,012	$1,633,784
Variable-rate debt	346,750	279,000
Total	$1,888,762	$1,912,784
As to collateralization:
Unsecured debt	$1,396,750	$1,384,000
Secured debt	492,012	528,784
Total	$1,888,762	$1,912,784
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of September 30, 2023, $700 million in variable-rate debt is hedged to a fixed rate for a weighted-average period of 1.8 years (see Notes 7 and 12).

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $17.3 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
On March 15, 2023, we entered into an interest rate swap which has a notional amount of $200 million and swaps SOFR for a fixed rate of approximately 3.36% effective September 15, 2023 and maturing September 1, 2026.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	12

The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Count	4	4
Notional amount	$700,000	$755,000
Fixed SOFR	2.1% - 3.4%	1.2% - 2.8%
Maturity date	2024-2026	2023-2025
Weighted-average term (in years)	1.8	1.6
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amount of gain recognized in Other Comprehensive Income	$4,367	$14,084	$14,477	$44,063
Amount of (gain) loss reclassified from AOCI into Interest Expense, Net	(5,791)	(76)	(15,838)	7,352
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of September 30, 2023, there were no derivatives with a fair value in a net liability position, which would include accrued interest but exclude any adjustment for nonperformance risk related to these agreements.

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
As of September 30, 2023, we had four letters of credit outstanding totaling approximately $12.5 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of our Board of Directors (the “Board”). Our charter does not provide for cumulative voting in the election of directors.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	13

At-the-Market Offering (“ATM”)—On February 10, 2022, we and the Operating Partnership entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three and nine months ended September 30, 2023, we issued 2.0 million shares of our common stock under the ATM program for net proceeds of $70.1 million, after approximately $0.7 million in commissions. During the three months ended September 30, 2022, we issued 0.8 million shares of our common stock under the ATM program for net proceeds of $26.2 million, after approximately $0.3 million in commissions. During the nine months ended September 30, 2022, we issued 2.6 million shares of our common stock under the ATM program for net proceeds of $89.2 million, after approximately $0.9 million in commissions. As of September 30, 2023, approximately $89.0 million of common stock remained available for issuance under the ATM program.
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
Distributions—We declared and paid 2023 monthly distributions of $0.0933 per common share and Operating Partnership unit (“OP unit”) for each month beginning January 2023 through August 2023. On September 1, 2023, the Board authorized a 4.5% increase of our monthly distribution rate to $0.0975 per common share and OP unit. We declared and paid 2023 monthly distributions of $0.0975 per common share and OP unit for September 2023 and October 2023. Distributions paid to stockholders and OP unit holders of record subsequent to September 30, 2023 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
September	9/15/2023	10/2/2023	$0.0975	$12,948
October	10/16/2023	11/1/2023	0.0975	12,978
Convertible Noncontrolling Interests—As of September 30, 2023 and December 31, 2022, we had approximately 14.0 million and 14.1 million outstanding non-voting OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of September 30, 2023 and December 31, 2022 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
On January 18, 2022, we issued approximately 1.6 million OP units in full settlement of the earn-out liability (see note 12).
The table below is a summary of our OP unit activity for the three and nine months ended September 30, 2023 and 2022 (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OP units converted into shares of common stock(1)	130	528	294	1,133
Distributions declared on OP units(2)	$3,954	$3,932	$12,134	$12,149
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	14

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
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to stockholders - basic	$12,245	$11,038	$43,315	$34,645
Net income attributable to convertible OP units(1)	1,484	1,135	5,259	4,181
Net income - diluted	$13,729	$12,173	$48,574	$38,826
Denominator:
Weighted-average shares - basic	118,292	116,760	117,610	114,833
OP units(1)	14,042	14,289	14,171	14,462
Dilutive restricted stock awards	466	544	554	510
Adjusted weighted-average shares - diluted	132,800	131,593	132,335	129,805
Earnings per common share:
Basic and diluted income per share	$0.10	$0.09	$0.37	$0.30
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Recurring fees(1)	$931	$943	$2,917	$3,013
Realized performance income(2)	—	—	75	2,742
Transactional revenue and reimbursements(3)	381	306	1,647	1,147
Insurance premiums(4)	856	832	2,553	2,421
Total fees and management income	$2,168	$2,081	$7,192	$9,323
(1)Recurring fees include asset management fees and property management fees.
(2)Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture.
(3)Transactional revenue includes items such as leasing commissions and construction management fees.
(4)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	15

Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of September 30, 2023, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $122.7 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters— As of September 30, 2023, we were the limited guarantor of a $175 million mortgage loan secured by GRP I properties. Our guaranty for the GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with GRP I in which any potential liability under such guarantee will be apportioned between us and GRP I based on our respective ownership percentages in the joint venture. We have no liability recorded on our consolidated balance sheets for the guaranty as of September 30, 2023 and December 31, 2022.
During 2021, we made a cash investment of $3.0 million into a third-party company in exchange for preferred shares of their stock. As part of the investment agreement, the third-party company entered into leases at two of our properties. During the quarter ended September 30, 2023, we determined that the investment in the third-party company was fully impaired due to the value of the investment being significantly reduced, which is not deemed to be temporary, indicated by the company’s inability to pay rent. As a result, we recorded impairment expense of $3.0 million in Other Expense, Net on our consolidated statements of operations for the three and nine months ended September 30, 2023 and reserved tenant receivables of $0.2 million as of September 30, 2023 as the company is considered to be non-creditworthy.

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
The following is a summary of borrowings as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$82,000	$82,522	$79,000	$79,299
Term loans	955,187	972,953	948,429	959,319
Senior unsecured notes due 2031	343,521	267,796	342,999	257,446
Secured portfolio loan facilities	392,454	335,421	392,093	343,921
Mortgages(2)	96,822	94,412	134,073	132,563
Total	$1,869,984	$1,753,104	$1,896,594	$1,772,548
(1)As of September 30, 2023 and December 31, 2022, respectively, recorded principal balances include: (i) net deferred financing fees of $11.2 million and $8.0 million; (ii) assumed market debt adjustments of $1.1 million and $1.2 million; and (iii) notes payable discounts of $6.5 million and $7.0 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	16

Recurring and Nonrecurring Fair Value Measurements—Our marketable securities and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the nine months ended September 30, 2023 and the year ended December 31, 2022 were as follows (in thousands):

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities(1)	$8,244	$—	$—	$7,792	$—	$—
Derivative assets(1)	—	23,462	—	—	25,853	—
Nonrecurring
Impaired real estate assets, net(2)	$—	$—	$—	$—	$5,225	$—
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
Derivative Instruments—As of September 30, 2023 and December 31, 2022, we had interest rate swaps that fixed SOFR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2023 and December 31, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. There were no impairment charges recorded during the three and nine months ended September 30, 2023 and September 30, 2022.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	17

Earn-out—As part of our acquisition of Phillips Edison Limited Partnership (“PELP”) in 2017, an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. On January 11, 2022, we finalized the fair value of the earn-out liability based on our share price and issued approximately 1.6 million OP units in full settlement of the liability with a value of $54.2 million. Changes in the fair value of the earn-out liability were recorded to Other Expense, Net in the consolidated statements of operations. We recorded no expense for the three months ended September 30, 2023 and September 30, 2022. We recorded no expense for the nine months ended September 30, 2023 and $1.8 million in expense for the nine months ended September 30, 2022.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	18

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	19

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	20

•Equity Market Capitalization—We calculate equity market capitalization as the total dollar value of all outstanding shares using the closing price for the applicable date.
•Nareit FFO Attributable to Stockholders and OP Unit Holders (“Nareit FFO”)—Nareit defines Funds From Operations (“FFO”) as net income (loss) computed in accordance with GAAP, excluding: (i) gains (or losses) from sales of property and gains (or losses) from change in control; (ii) depreciation and amortization related to real estate; (iii) impairment losses on real estate and impairments of in-substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated partnerships and joint ventures; and (iv) adjustments for unconsolidated partnerships and joint ventures, calculated to reflect FFO on the same basis. We calculate Nareit FFO in a manner consistent with the Nareit definition.
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
As of September 30, 2023, we owned equity interests in 295 shopping centers, including 275 wholly-owned shopping centers and 20 shopping centers owned through one unconsolidated joint venture, which comprised approximately 33.6 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to the Managed Funds.
In May 2022, we sold the final property in the NRP joint venture as a result of its planned expiration. With the monetization of the joint venture, we exceeded the targeted return and as such were paid compensation of $0.1 million and $2.7 million during the nine months ended September 30, 2023 and 2022, respectively, which is recorded in Fees and Management Income in our consolidated statements of operations. We received no compensation during the three months ended September 30, 2023 and 2022.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of September 30, 2023 and 2022 (dollars and square feet in thousands):

	September 30, 2023	September 30, 2022
Number of properties	275	270
Number of states	31	31
Total square feet	31,425	31,098
ABR	$453,028	$429,005
% ABR from omni-channel grocery-anchored shopping centers	97.4%	97.1%
Leased occupancy %:
Total portfolio spaces	97.8%	97.1%
Anchor spaces	99.3%	98.9%
Inline spaces	94.9%	93.6%
Average remaining lease term (in years)(1)	4.4	4.5
(1)The average remaining lease term in years excludes future options to extend the term of the lease.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	21

The following table details information for our unconsolidated joint venture as of September 30, 2023, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	September 30, 2023
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
GRP I	14%	20	$31,625	2,213
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations, excluding our Neighbors who are occupying space on a temporary basis, after September 30, 2023 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture:

$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$2.4
$5.4
$49.6
$63.5
$70.0
$63.9
$70.2
$37.8
$20.6
$20.1
$20.2
$33.9
MTM (49)
2023 (114)
2024 (724)
2025 (763)
2026 (893)
2027 (826)
2028 (764)
2029 (335)
2030 (183)
2031 (200)
2032 (182)
2033+ (286)
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
See “Results of Operations - Leasing Activity” below for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	22

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture, by Neighbor type as of September 30, 2023:

Leased Square Feet
by Neighbor Type
National &
Regional:
35.7%
Grocery:
47.1%
Local: 17.2%

ABR
by Neighbor Type
National &
Regional:
41.5%
Grocery:
32.0%
Local:
26.5%

The following charts present the composition of our portfolio by Neighbor industry as of September 30, 2023:

Leased Square Feet by Neighbor Industry

Grocery: 47.1%
Retail Stores: 23.9%
Services: 19.1%
Restaurant: 9.9%

ABR
by Neighbor Industry
Retail
Stores:
21.9%
Grocery:
32.0%
Services:
28.1%
Restaurant:
18.0%

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	23

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
TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture, as of September 30, 2023 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$27,831	6.1%	3,411	11.0%	62
Publix	26,569	5.8%	2,519	8.1%	61
Albertsons	18,343	4.0%	1,709	5.5%	31
Ahold Delhaize	17,786	3.9%	1,249	4.0%	23
Walmart	8,971	2.0%	1,770	5.7%	13
Giant Eagle	7,384	1.6%	759	2.4%	10
Sprouts Farmers Market	6,647	1.5%	421	1.4%	14
TJX Companies	6,214	1.4%	516	1.7%	18
Raley's	4,592	1.0%	288	0.9%	5
Dollar Tree	3,543	0.8%	343	1.1%	35
SUPERVALU	3,410	0.7%	336	1.1%	5
Starbucks Corporation	2,797	0.5%	61	0.2%	33
Lowe's	2,469	0.5%	370	1.2%	4
Subway Group	2,441	0.5%	90	0.3%	62
Anytime Fitness, Inc.	2,374	0.5%	140	0.5%	29
Food 4 Less (PAQ)	2,305	0.5%	118	0.4%	2
Pet Supplies Plus	2,253	0.5%	148	0.5%	19
Kohl's Corporation	2,241	0.5%	365	1.2%	4
United Parcel Service	2,237	0.5%	80	0.3%	64
Office Depot	2,237	0.5%	179	0.6%	8
Total	$152,644	33.3%	14,872	48.1%	502
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, if a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES—The economy continues to face inflation risk, which may negatively impact some of our Neighbors and increase our operating and construction costs. Substantially all of our leases contain provisions designed to mitigate the adverse effect of inflation, including requirements for Neighbors to pay their allocable share of operating expenses that includes common area maintenance, utilities, real estate taxes, insurance, and certain capital expenditures. Additionally, many of our leases are for terms of less than ten years, which allows us to target increased rents to current market rates upon renewal.
In addition to inflation, macroeconomic and geopolitical risks may create challenges that could negatively impact market conditions in the United States. Additionally, the policies implemented to address these risks, including raising interest rates, could result in adverse impacts on the United States economy, including a slowing of growth or potentially a recession.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	24

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Three Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2023	2022	$	%(1)
Revenues:
Rental income	$149,566	$142,857	$6,709	4.7%
Fees and management income	2,168	2,081	87	4.2%
Other property income	740	716	24	3.4%
Total revenues	152,474	145,654	6,820	4.7%
Operating Expenses:
Property operating	24,274	23,089	(1,185)	(5.1)%
Real estate taxes	19,028	18,041	(987)	(5.5)%
General and administrative	10,385	10,843	458	4.2%
Depreciation and amortization	58,706	60,013	1,307	2.2%
Total operating expenses	112,393	111,986	(407)	(0.4)%
Other:
Interest expense, net	(21,522)	(17,569)	(3,953)	(22.5)%
Gain (loss) on disposal of property, net	53	(10)	63	NM
Other expense, net	(4,883)	(3,916)	(967)	(24.7)%
Net income	13,729	12,173	1,556	12.8%
Net income attributable to noncontrolling interests	(1,484)	(1,135)	(349)	(30.7)%
Net income attributable to stockholders	$12,245	$11,038	$1,207	10.9%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 262 properties that were owned and operational prior to January 1, 2022. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing primarily to real estate asset activity occurring after December 31, 2021, which includes five properties disposed of and twelve properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended September 30, 2023 and 2022:
Rental Income increased $6.7 million primarily as follows:
•$3.0 million increase primarily related to our same-center portfolio as follows:
▪$3.3 million increase primarily due to a $0.40 increase in average minimum rent PSF and a 1.2% improvement in average occupancy; and
▪$1.6 million increase primarily due to an increase in recoverable income attributed to an increase in insurance costs, common area maintenance spending, and real estate taxes as well as a 1.2% improvement in average occupancy; partially offset by
▪$1.9 million decrease primarily due to collections in 2022 of amounts previously reserved. Collections continue to be stable in 2023 as we have fewer Neighbors identified as a credit risk in 2023 as compared to 2022.
•$3.7 million increase primarily related to our acquisition activity, net of dispositions.
Property Operating Expenses increased $1.2 million primarily as follows:
•$0.6 million increase from our same-center portfolio and corporate operating activities primarily due to higher insurance costs; and
•$0.6 million increase primarily due to our acquisition activity, net of dispositions.
Real Estate Tax Expenses:
•The $1.0 million increase in real estate tax expenses is primarily due to higher 2023 tax assessments and our acquisition activity, net of dispositions.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	25

Interest Expense, Net:
•The $4.0 million increase was primarily due to higher interest rates in 2023. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended September 30,
	2023	2022
Interest on unsecured term loans and senior notes, net	$12,216	$10,492
Interest on secured debt	4,536	5,080
Interest on revolving credit facility, net	2,212	443
Non-cash amortization and other	2,183	1,558
Loss (gain) on extinguishment or modification of debt and other, net(1)	375	(4)
Interest expense, net	$21,522	$17,569

Weighted-average interest rate as of end of period	4.1%	3.3%
Weighted-average term (in years) as of end of period	4.2	4.6
(1)Includes defeasance fees related to early repayments of debt.
Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Three Months Ended September 30,
	2023	2022
Transaction and acquisition expenses	$(580)	$(3,740)
Impairment of investment in third parties (see Note 11)	(3,000)	—
Federal, state, and local income tax expense	(120)	(179)
Equity in net income of unconsolidated joint ventures	115	29
Other	(1,298)	(26)
Other expense, net	$(4,883)	$(3,916)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	26

SUMMARY OF OPERATING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2023	2022	$	%
Revenues:
Rental income	$446,274	$418,835	$27,439	6.6%
Fees and management income	7,192	9,323	(2,131)	(22.9)%
Other property income	2,209	2,175	34	1.6%
Total revenues	455,675	430,333	25,342	5.9%
Operating Expenses:
Property operating	74,010	69,261	(4,749)	(6.9)%
Real estate taxes	55,481	52,005	(3,476)	(6.7)%
General and administrative	33,604	33,751	147	0.4%
Depreciation and amortization	176,871	178,008	1,137	0.6%
Total operating expenses	339,966	333,025	(6,941)	(2.1)%
Other:
Interest expense, net	(61,663)	(52,895)	(8,768)	(16.6)%
Gain on disposal of property, net	1,070	4,151	(3,081)	(74.2)%
Other expense, net	(6,542)	(9,738)	3,196	32.8%
Net income	48,574	38,826	9,748	25.1%
Net income attributable to noncontrolling interests	(5,259)	(4,181)	(1,078)	(25.8)%
Net income attributable to stockholders	$43,315	$34,645	$8,670	25.0%

For details surrounding our basis for analyzing significant fluctuations in our results of operations as well as definitions related to our portfolio of real estate assets, please see “Summary of Operating Activities for the Three Months Ended September 30, 2023 and 2022” above. Below are explanations of the significant fluctuations in the results of operations for the nine months ended September 30, 2023 and 2022:
Rental Income increased $27.4 million as follows:
•$14.8 million increase related to our same-center portfolio primarily as follows:
▪$12.6 million increase primarily due to a $0.40 increase in average minimum rent PSF and a 1.1% improvement in average occupancy; and
▪$5.9 million increase primarily due to an increase in recoverable income attributed to an increase in real estate taxes, common area maintenance spending, and insurance costs as well as a 1.1% improvement in average occupancy; partially offset by
▪$1.9 million decrease primarily due to collections in 2022 of amounts previously reserved. Collections continue to be stable in 2023 as we have fewer Neighbors identified as a credit risk in 2023 as compared to 2022; and
▪$1.3 million decrease primarily due to lower lease buyout income.
•$12.6 million increase primarily related to our acquisition activity, net of dispositions.
Fees and Management Income:
•The $2.1 million decrease in fees and management income was primarily due to $0.1 million realized performance income in 2023 as compared to $2.7 million in 2022 for the achievement of certain performance targets related to our NRP joint venture.
Property Operating Expenses increased $4.7 million primarily as follows:
•$2.9 million increase from our same-center portfolio and corporate operating activities primarily due to increases in recoverable expenses attributed to higher common area maintenance spending, along with higher insurance costs; and
•$1.8 million increase primarily due to our acquisition activity, net of dispositions.
Real Estate Tax Expenses:
•The $3.5 million increase in real estate tax expenses is primarily due to our acquisition activity, net of dispositions, and less appeal settlement income than 2022.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	27

Interest Expense, Net:
•The $8.8 million increase was primarily due to higher interest rates in 2023 partially offset by lower loss on extinguishment or modification of debt. Interest Expense, Net was comprised of the following (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Interest on unsecured term loans and senior notes, net	$35,046	$29,920
Interest on secured debt	14,090	15,758
Interest on revolving credit facility, net	6,536	1,211
Non-cash amortization and other	5,625	4,981
Loss on extinguishment or modification of debt and other, net(1)	366	1,025
Interest expense, net	$61,663	$52,895

Weighted-average interest rate as of end of period	4.1%	3.3%
Weighted-average term (in years) as of end of period	4.2	4.6
(1)Includes defeasance fees related to early repayments of debt.
Gain on Disposal of Property, Net:
•The $3.1 million decrease was primarily related to the sale of land acquired by local authorities, as well as the sale of one property and two outparcels with a net gain of $1.1 million during the nine months ended September 30, 2023, as compared to the sale of three properties and three outparcels with a net gain of $4.2 million during the nine months ended September 30, 2022 (see Note 4).
Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022
Transaction and acquisition expenses	$(3,179)	$(7,820)
Impairment of investment in third parties (see Note 11)	(3,000)	—
Federal, state, and local income tax expense	(357)	(373)
Equity in net income of unconsolidated joint ventures	310	1,203
Increase in fair value of earn-out liability (see Note 12)	—	(1,809)
Other	(316)	(939)
Other expense, net	$(6,542)	$(9,738)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	28

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended September 30, 2023 and 2022(1):

	Total Deals		Inline Deals
	2023	2022	2023	2022
New leases:
Number of leases	82	99	78	97
Square footage (in thousands)	279	240	166	201
ABR (in thousands)	$5,676	$5,417	$4,473	$4,990
ABR PSF	$20.36	$22.57	$26.86	$24.78
Cost PSF of executing new leases	$29.01	$41.02	$36.92	$43.30
Number of comparable leases	43	41	42	41
Comparable rent spread	26.3%	21.3%	25.3%	21.3%
Weighted-average lease term (in years)	10.3	7.5	7.1	7.0
Renewals and options:
Number of leases	149	141	138	124
Square footage (in thousands)	660	921	328	307
ABR (in thousands)	$12,657	$13,591	$8,688	$7,408
ABR PSF	$19.17	$14.76	$26.47	$24.12
ABR PSF prior to renewals	$17.21	$13.55	$22.84	$21.26
Percentage increase in ABR PSF	11.4%	9.0%	15.9%	13.4%
Cost PSF of executing renewals and options	$0.41	$0.56	$0.82	$1.66
Number of comparable leases(2)	109	104	107	102
Comparable rent spread(2)	16.9%	15.5%	17.2%	15.3%
Weighted-average lease term (in years)	4.6	4.2	4.3	4.5
Portfolio retention rate	93.1%	88.5%	87.5%	79.9%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	29

Below is a summary of leasing activity for our wholly-owned properties for the nine months ended September 30, 2023 and 2022(1):

	Total Deals		Inline Deals
	2023	2022	2023	2022
New leases:
Number of leases	274	296	264	283
Square footage (in thousands)	829	901	590	612
ABR (in thousands)	$17,534	$17,838	$14,822	$14,790
ABR PSF	$21.16	$19.80	$25.11	$24.16
Cost PSF of executing new leases	$30.48	$34.91	$35.98	$37.31
Number of comparable leases	106	113	104	111
Comparable rent spread	26.2%	31.3%	25.8%	24.2%
Weighted-average lease term (in years)	8.8	7.9	7.1	7.4
Renewals and options:
Number of leases	505	453	462	411
Square footage (in thousands)	2,744	2,665	1,035	920
ABR (in thousands)	$45,019	$37,971	$26,819	$22,001
ABR PSF	$16.41	$14.25	$25.90	$23.92
ABR PSF prior to renewals	$14.83	$13.08	$22.34	$21.18
Percentage increase in ABR PSF	10.7%	8.9%	16.0%	12.9%
Cost PSF of executing renewals and options	$0.46	$0.57	$1.09	$1.10
Number of comparable leases(2)	378	352	370	346
Comparable rent spread(2)	17.0%	14.9%	17.8%	14.4%
Weighted-average lease term (in years)	4.9	4.8	4.3	4.2
Portfolio retention rate	94.1%	90.1%	85.5%	81.1%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our same-center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three and nine months ended September 30, 2023 and 2022, Same-Center NOI represents the NOI for the 262 properties that were wholly-owned and operational for the entire portion of all comparable reporting periods.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	30

The table below presents our Same-Center NOI (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues:
Rental income(1)	$103,770	$100,490	$3,280		$310,278	$297,673	$12,605
Tenant recovery income	33,965	32,362	1,603		101,426	95,571	5,855
Reserves for uncollectibility(2)	(789)	70	(859)		(2,058)	(591)	(1,467)
Other property income	638	684	(46)		2,006	2,050	(44)
Total revenues	137,584	133,606	3,978	3.0%	411,652	394,703	16,949	4.3%
Operating expenses:
Property operating expenses	19,692	19,413	(279)		61,628	59,279	(2,349)
Real estate taxes	17,991	17,399	(592)		52,661	50,732	(1,929)
Total operating expenses	37,683	36,812	(871)	(2.4)%	114,289	110,011	(4,278)	(3.9)%
Total Same-Center NOI	$99,901	$96,794	$3,107	3.2%	$297,363	$284,692	$12,671	4.5%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$13,729	$12,173	$48,574	$38,826
Adjusted to exclude:
Fees and management income	(2,168)	(2,081)	(7,192)	(9,323)
Straight-line rental income(1)	(2,265)	(3,932)	(8,129)	(9,060)
Net amortization of above- and below-market leases	(1,294)	(1,081)	(3,784)	(3,161)
Lease buyout income	(587)	(221)	(1,016)	(2,362)
General and administrative expenses	10,385	10,843	33,604	33,751
Depreciation and amortization	58,706	60,013	176,871	178,008
Interest expense, net	21,522	17,569	61,663	52,895
(Gain) loss on disposal of property, net	(53)	10	(1,070)	(4,151)
Other expense, net	4,883	3,916	6,542	9,738
Property operating expenses related to fees and management income	649	704	1,675	3,061
NOI for real estate investments	103,507	97,913	307,738	288,222
Less: Non-same-center NOI(2)	(3,606)	(1,119)	(10,375)	(3,530)
Total Same-Center NOI	$99,901	$96,794	$297,363	$284,692
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	31

The following table presents our calculation of Nareit FFO and Core FFO (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$13,729	$12,173	$48,574	$38,826
Adjustments:
Depreciation and amortization of real estate assets	58,144	59,136	175,212	175,305
(Gain) loss on disposal of property, net	(53)	10	(1,070)	(4,151)
Adjustments related to unconsolidated joint ventures	646	662	1,989	181
Nareit FFO attributable to stockholders and OP unit holders	$72,466	$71,981	$224,705	$210,161
Calculation of Core FFO Attributable to Stockholders and OP Unit Holders
Nareit FFO attributable to stockholders and OP unit holders	$72,466	$71,981	$224,705	$210,161
Adjustments:
Depreciation and amortization of corporate assets	562	877	1,659	2,703
Change in fair value of earn-out liability	—	—	—	1,809
Impairment of investment in third parties	3,000	—	3,000	—
Transaction and acquisition expenses	580	3,740	3,179	7,820
Loss (gain) on extinguishment or modification of debt and other, net	375	(4)	366	1,025
Amortization of unconsolidated joint venture basis differences	4	1	12	220
Realized performance income(1)	—	—	(75)	(2,742)
Core FFO attributable to stockholders and OP unit holders	$76,987	$76,595	$232,846	$220,996

Nareit FFO/Core FFO Attributable to Stockholders and OP Unit Holders per diluted share
Weighted-average shares of common stock outstanding - diluted	132,800	131,593	132,335	129,805
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.55	$0.55	$1.70	$1.62
Core FFO attributable to stockholders and OP unit holders per share - diluted	$0.58	$0.58	$1.76	$1.70
(1)Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	32

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Calculation of EBITDAre
Net income	$13,729	$12,173	$48,574	$38,826	$54,529
Adjustments:
Depreciation and amortization	58,706	60,013	176,871	178,008	236,224
Interest expense, net	21,522	17,569	61,663	52,895	71,196
(Gain) loss on disposal of property, net	(53)	10	(1,070)	(4,151)	(7,517)
Impairment of real estate assets	—	—	—	—	322
Federal, state, and local tax expense	120	179	357	373	806
Adjustments related to unconsolidated joint ventures	918	927	2,802	1,061	1,987
EBITDAre	$94,942	$90,871	$289,197	$267,012	$357,547
Calculation of Adjusted EBITDAre
EBITDAre	$94,942	$90,871	$289,197	$267,012	$357,547
Adjustments:
Impairment of investment in third parties	3,000	—	3,000	—	—
Change in fair value of earn-out liability	—	—	—	1,809	1,809
Transaction and acquisition expenses	580	3,740	3,179	7,820	10,551
Amortization of unconsolidated joint venture basis differences	4	1	12	220	220
Realized performance income(1)	—	—	(75)	(2,742)	(2,742)
Adjusted EBITDAre	$98,526	$94,612	$295,313	$274,119	$367,385
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
•proceeds received from the disposition of properties; and
•available, unrestricted cash and cash equivalents.
At this time, we believe our current sources of liquidity are sufficient to meet our short- and long-term cash demands.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	33

ATM Program—In 2022, we commenced the ATM program through which we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million. During the three and nine months ended September 30, 2023, we issued 2.0 million shares of our common stock under the ATM program for net proceeds of $70.1 million, after approximately $0.7 million in commissions. During the three months ended September 30, 2022, we issued 0.8 million shares of our common stock under the ATM program for net proceeds of $26.2 million, after approximately $0.3 million in commissions. During the nine months ended September 30, 2022, we issued 2.6 million shares of our common stock under the ATM program for net proceeds of $89.2 million, after approximately $0.9 million in commissions. As of September 30, 2023, approximately $89.0 million of common stock remained available for issuance under the ATM program.
DEBT—The following table summarizes information about our debt as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Total debt obligations, gross	$1,888,762	$1,912,784
Weighted-average interest rate	4.1%	3.6%
Weighted-average term (in years)	4.2	4.4

Revolving credit facility capacity(1)	$800,000	$800,000
Revolving credit facility availability(2)	705,550	709,385
(1)The revolving credit facility matures in January 2026, extendable at our option to January 2027. In addition, the revolving credit facility includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions.
(2)Net of any outstanding balance and letters of credit.
On July 31, 2023, we amended three senior unsecured term loans with a total notional amount of $475.0 million scheduled to mature during 2024. The amended three senior unsecured term loans have a total notional amount of $484.8 million. The $161.8 million unsecured term loan is priced at SOFR plus 1.35% and is scheduled to mature on January 31, 2026 extendable with two one-year options to 2028. The $158.0 million and $165.0 million unsecured term loans are priced at SOFR plus 1.35% and mature on January 31, 2027.
Debt Obligation Guarantees—The 2.625% senior notes issued by the Operating Partnership pursuant to an effective registration statement in October 2021 were, and debt securities of the Operating Partnership registered under our automatically effective shelf registration statement on Form S-3 filed in February 2022 will be, fully and unconditionally guaranteed by us. At September 30, 2023, the Operating Partnership had issued and outstanding its 2.625% senior notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2.625% senior notes are fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of September 30, 2023 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$1,913,120	$1,937,142
Less: Cash and cash equivalents	4,075	5,740
Total net debt	$1,909,045	$1,931,402

Enterprise value:
Net debt	$1,909,045	$1,931,402
Total equity market capitalization(1)(2)	4,480,340	4,178,204
Total enterprise value	$6,389,385	$6,109,606
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 133.6 million and 131.2 million diluted shares as of September 30, 2023 and December 31, 2022, respectively, and the closing market price per share of $33.54 and $31.84 as of September 30, 2023 and December 31, 2022, respectively.
(2)Fully diluted shares include common stock and OP units.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	34

The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Net debt to Adjusted EBITDAre - annualized:
Net debt	$1,909,045	$1,931,402
Adjusted EBITDAre - annualized(1)	388,579	367,385
Net debt to Adjusted EBITDAre - annualized	4.9x	5.3x

Net debt to total enterprise value:
Net debt	$1,909,045	$1,931,402
Total enterprise value	6,389,385	6,109,606
Net debt to total enterprise value	29.9%	31.6%
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
During the nine months ended September 30, 2023 and 2022, we had capital spend of $74.3 million. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (in thousands):

	Nine Months Ended September 30,
	2023	2022
Capital expenditures for real estate:
Capital improvements	$18,336	$12,426
Tenant improvements	20,484	18,696
Redevelopment and development	29,276	37,443
Total capital expenditures for real estate	68,096	68,565
Corporate asset capital expenditures	817	2,757
Capitalized indirect costs(1)	3,078	3,026
Total capital spending activity(2)	$71,991	$74,348
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
(2)Amounts reported are net of insurance proceeds of $2.3 million for property damage claims for the nine months ended September 30, 2023.
We anticipate that obligations related to capital improvements, as well as redevelopment and development, in 2023 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 9%-12%. Our current in process projects represent an estimated total investment of $39.5 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.
REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our property acquisitions (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Number of properties acquired	5	5
Number of outparcels acquired(1)	1	3
Contract price	$92,060	$228,842
Total price of acquisitions(2)	83,073	229,895
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)Total price of acquisitions includes closing costs less credits and assumed debt obligations.
Subsequent to September 30, 2023, we acquired one property and one outparcel for $19.4 million

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	35

REAL ESTATE DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table highlights our property dispositions (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Number of properties sold	1	3
Number of outparcels sold	2	3
Contract price	$6,250	$28,737
Proceeds from sale of real estate, net(1)(2)	7,143	27,286
Gain on disposal of property, net(2)	1,070	4,151
(1)Total proceeds from sale of real estate, net includes closing costs less credits.
(2)Activity for the nine months ended September 30, 2023 includes land acquired from us by local authorities.
DISTRIBUTIONS—We declared and paid 2023 monthly distributions of $0.0933 per common share and OP unit, or $1.12 annualized, for each month beginning January 2023 through August 2023. On September 1, 2023, the Board authorized a 4.5% increase of our monthly distribution rate to $0.0975 per common share and OP unit. We declared and paid 2023 monthly distributions of $0.0975 per common share and OP unit, or $1.17 annualized, for September 2023 and October 2023.
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
CASH FLOW ACTIVITIES—As of September 30, 2023, we had cash and cash equivalents and restricted cash of $8.2 million, a net cash decrease of $9.1 million during the nine months ended September 30, 2023.
Below is a summary of our cash flow activity (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net cash provided by operating activities	$218,988	$228,763	$(9,775)	(4.3)%
Net cash used in investing activities	(146,339)	(276,275)	129,936	47.0%
Net cash used in financing activities	(81,759)	(43,571)	(38,188)	(87.6)%
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations—Most of our operating cash comes from rental and tenant recovery income received less property operating expenses, real estate taxes, and general and administrative costs paid. Property operations during the nine months ended September 30, 2023 were positively impacted by a $12.7 million, or 4.5%, improvement in Same-Center NOI as compared to the same period in 2022. During the nine months ended September 30, 2023, we had a net cash outlay of $7.0 million from changes in working capital as compared to a net cash inflow of $9.3 million during the same period in 2022. This change was primarily driven by higher receivables for reimbursable Neighbor costs and an increase in real estate tax payments.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the nine months ended September 30, 2023, our acquisitions resulted in a total cash outlay of $83.1 million, as compared to a total cash outlay of $229.9 million during the same period in 2022.
•Real estate dispositions—During the nine months ended September 30, 2023, our dispositions resulted in a net cash inflow of $7.1 million, as compared to a net cash inflow of $27.3 million during the same period in 2022.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the nine months ended September 30, 2023 and 2022, we paid $74.3 million for capital expenditures.
FINANCING ACTIVITIES—Our net cash used in financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the nine months ended September 30, 2023, we had $39.5 million in net repayment of debt primarily as a result of early repayments of mortgage loans. During the nine months ended September 30, 2022, we had $25.6 million in net repayment of debt primarily as a result of early repayments of mortgage loans, partially offset by our net borrowings under our revolving credit facility.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	36

•Issuance of common stock—During the nine months ended September 30, 2023, we issued 2.0 million shares of our common stock under the ATM program for net proceeds of $70.1 million, after approximately $0.7 million in commissions. During the nine months ended September 30, 2022, we issued 2.6 million shares of our common stock under the ATM program for net proceeds of $89.2 million, after approximately $0.9 million in commissions.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $5.3 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to an increase in distribution rates and an increase in shares of common stock outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of September 30, 2023, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	37

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
UNREGISTERED SALE OF SECURITIES—During the three months ended September 30, 2023, we issued an aggregate of approximately 130,000 shares of common stock in redemption of approximately 130,000 OP units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASES—On August 3, 2022, our board of directors approved a new share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program. The table below summarizes repurchases of our common stock made during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
July 1, 2023 - July 31, 2023	—	$—	—	$250,000
August 1, 2023 - August 31, 2023(1)	8,531	35.53	—	250,000
September 1, 2023 - September 30, 2023	—	—	—	250,000
(1)Represents common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	38

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1		Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended	Form 10-Q, filed May 5, 2022, Exhibit 3.1
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
10.1
Second Amended and Restated Credit Agreement, dated as of July 31, 2023, among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent
Form 10-Q, filed August 2 2023, Exhibit 10.1
10.2
Amended and Restated Credit Agreement, dated as of July 31, 2023, among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Capital One, National Association, as administrative agent
Form 10-Q, filed August 2 2023, Exhibit 10.2
10.3
Amended and Restated Credit Agreement, dated as of July 31, 2023, among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and KeyBank National Association, as administrative agent
Form 10-Q, filed August 2 2023, Exhibit 10.3
22.1	*	List of Issuers of Guaranteed Securities
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: November 1, 2023	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2023	By:	/s/ John P. Caulfield
John P. Caulfield
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2023 FORM 10-Q	40