Form 10-K
period 2023-12-31
Phillips Edison & Company, Inc.
filed 2024-02-12
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4.0 billion, based on a closing price of $34.08 as reported on the Nasdaq Global Select Market.
As of February 5, 2024, there were approximately 122.2 million outstanding shares of common stock of the registrant.
Documents Incorporated by Reference: Certain required information will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the Company's 2024 Annual Meeting of Stockholders, and is hereby incorporated by reference into Part III of this Form 10-K.

PHILLIPS EDISON & COMPANY, INC. FORM 10-K

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	1

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	2

w PART I
ITEM 1. BUSINESS
All references to “Notes” throughout this Annual Report on Form 10-K refer to the footnotes to the consolidated financial statements in “Part II, Item 8. Financial Statements and Supplementary Data”.
OVERVIEW—Phillips Edison & Company, Inc. (“we,” the “Company,” “PECO,” “our,” or “us”), a real estate investment trust (“REIT”) founded in 1991, is one of the nation’s largest owners and operators of omni-channel grocery-anchored shopping centers. Additionally, we operate a third-party investment management business providing property management and advisory services to two unconsolidated institutional joint ventures, in which we have partial ownership interests, and one private fund (collectively, the “Managed Funds”). The majority of our revenues are lease revenues derived from our real estate investments. Our portfolio primarily consists of neighborhood centers anchored by the #1 or #2 grocer tenants by sales within their respective formats by trade area. As of December 31, 2023, our portfolio was 97.4% leased. Our tenants, who we refer to as “Neighbors,” are a mix of national, regional, and local retailers that primarily provide necessity-based goods and services. We believe our locations are in fundamentally strong demographic markets throughout the United States. Our brick and mortar assets positively contribute to our Neighbors’ omni-channel strategies and act as the last mile delivery solution.
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
As of December 31, 2023, we wholly-owned 281 shopping centers. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture with Northwestern Mutual Life Insurance Company, which owned 20 shopping centers. We also owned a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture with an affiliate of TPG Real Estate. In May 2022, we sold the final property in our NRP joint venture. In total, our managed portfolio of wholly-owned shopping centers and those owned through our unconsolidated joint venture comprised approximately 34.4 million square feet located in 31 states.
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
•Omni-Channel Grocery-Anchored Neighborhood Shopping Centers—We focus on investing in omni-channel shopping centers anchored by the #1 or #2 grocer by sales within their respective trade area. As of December 31, 2023, for our wholly-owned shopping centers, 85% of our annualized base rent (“ABR”) was generated from shopping centers anchored by such grocers. Grocery-anchored shopping centers generally have strong foot traffic leading to high demand for leasing Neighbor spaces, which enhances our ability to increase lease revenue. These centers provide an attractive last-mile solution to residents of our communities by providing “Buy Online, Pick-Up in Store”, curbside pick-up, and grocery delivery options. We target investments with attractive going-in yields and growth potential in markets with demographic profiles that support necessity-based retail concepts.
•Neighbor-Base—As of December 31, 2023, approximately 70% of our ABR, including the pro rata portion attributable to properties owned through our unconsolidated joint venture, is generated from Neighbors providing necessity-based goods and services. We believe our focus on necessity-based goods and services retailers limits our exposure to distressed retailers and allows us to demonstrate resiliency during times of real estate and economic down cycles.
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
•Macroeconomic Trends—We continually monitor the macroeconomic environment to identify trends that are positive for the growth potential of our shopping centers. We believe recent trends such as: (i) population shifts to the Sun Belt and from urban to suburban communities in certain geographic locations; (ii) the continued presence of hybrid work initiatives; (iii) the importance of last mile delivery; (iv) low supply and lack of new construction coupled with high occupancy; and (v) continued consumer resilience will create additional leasing demand and growth opportunities for our shopping centers.
Balance Sheet Management Positioned for External Growth—Our strategy is to grow our portfolio by pursuing acquisitions in a disciplined manner, while maintaining an attractive leverage profile and flexible balance sheet to preserve our

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	3

investment grade rating. We believe this is a critical part of maintaining access to multiple forms of capital, including common stock, unsecured debt, bank debt, and mortgage debt, to maximize availability and minimize our overall cost of capital.
•Funding External Growth—We have identified a target market of approximately 5,800 centers across the United States and believe we have a long runway for external growth. We believe our effective shelf registration statement and At-the-Market offering (“ATM”) program allow us to access equity and debt capital, further enhancing our financial flexibility and external growth potential. We believe our investment grade balance sheet and our available liquidity of $606.6 million under our senior unsecured revolving credit facility provide us with the financial capacity to pursue external growth initiatives in an accretive and prudently capitalized manner. Additionally, our investment management platform enables us to source and manage incremental sources of capital through unconsolidated joint ventures, which provide us incremental fee revenue opportunities.
•Debt Maturity Profile—We believe we have maintained an appropriately staggered debt maturity profile with no meaningful maturities in 2024, which will position us for long-term growth. Our outstanding debt obligations are composed primarily of (i) unsecured debt, including term loans, senior notes, and a revolving credit facility, and (ii) secured mortgage debt.
•Investment Grade Ratings—Our current investment grade ratings are Baa3 (Outlook: Stable) with Moody’s Investors Services and BBB- (Outlook: Positive) with S&P Global Ratings.
Internal Growth Through Our Integrated Operating Platform—We believe our internally-staffed, vertically-integrated operating platform to lease and manage omni-channel grocery-anchored neighborhood shopping centers will continue to provide stability and generate growth in our existing portfolio, optimizing returns for our stockholders.
•Leasing—Our national footprint of experienced and Locally Smart™ leasing professionals is dedicated to increasing net operating income (“NOI”) at our centers by: (i) maximizing rental rates while improving the credit profile of our rental revenue; (ii) attracting high-quality retailers while improving the merchandising mix; (iii) capitalizing on below-market rent opportunities by increasing rents as leases expire; (iv) executing leases with contractual rent increases; and (v) increasing occupancy.
•Property Management Services—We believe we add value by overseeing all aspects of operations at our properties. Our Locally Smart™ property managers effectively manage costs while maintaining a pleasant, clean, and safe environment where retailers can be successful and customers can enjoy a great shopping experience. Further, we provide our Neighbors with responsive customer service and marketing tools, as well as other sophisticated solutions, such as a centralized accounting, billing, and tax review platform to facilitate our daily operations.
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
COMPLIANCE WITH GOVERNMENT REGULATION—Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings, and competitive position. The impact of these governmental regulations can be material to our business. We incur costs to monitor and take action to comply with governmental regulations that are applicable to our business, which include, among others: federal securities laws and regulations; REIT and other tax laws and regulations; environmental and health and safety laws and regulations; local zoning, usage, and other regulations relating to real property; and the Americans with Disabilities Act of 1990, as amended (“ADA”). See “Item 1A. Risk Factors” below for a discussion of material risks to us (including those, to the extent material to our competitive position, relating to governmental regulations) and see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this filing on Form 10-K, together with our consolidated financial statements and accompanying footnotes, for a discussion of material information relevant to an assessment of our financial condition and results of operations (including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings).
As of December 31, 2023, we are not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business. However, it

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	4

is possible that we are not aware of, or may become subject to potential environmental liabilities or material costs of complying with government regulations due to changes in requirements or otherwise that could be material to our business.
CORPORATE RESPONSIBILITY AND SUSTAINABILITY—Our corporate responsibility and sustainability program (“CRSP”), which we also refer to as our “PECO-ECO Promise™”, is designed to align with our corporate mission and strategic initiatives. With a mission of “creating great omni-channel grocery-anchored shopping center experiences and improving our communities, one shopping center at a time”, we strive to have a positive impact on all our stakeholders. Our CRSP is overseen by our full Board of Directors (the “Board”) reflecting our comprehensive approach to strong governance. In addition, we have a dedicated director liaison, Ms. Silfen, providing oversight to our PECO-ECO Team members based on her significant experience in energy innovation and sustainability. Our PECO-ECO Team is led by our General Counsel, who provides regular updates to the full Board on our CRSP.
Our PECO-ECO Promise™ is based on four pillars that are guided by our mission and our goal of driving long-term value creation for our stakeholders: our People and Culture, Environmental Stewardship, Community, and Oversight and Ethics:
PEOPLE AND CULTURE—At PECO, our associates are our greatest asset. We believe in fostering a work environment where every team member feels valued, respected, and empowered. To achieve this, our key areas of focus include:
•Engagement and Satisfaction: We empower our associates through personalized coaching and annual stock awards, intended to foster a resilient culture that has earned PECO the title of a Top Place to Work for seven consecutive years by Cincinnati Enquirer. By granting 100% of eligible associates service-based restricted stock units in PECO, we empower and encourage our associates to think and operate like owners, which we believe drives better decision making and strengthens our culture.
•Learning and Development: We are committed to continuous learning and the professional development of our associates. Established in 2007, PECO University is a hub for learning and development of our associates, encompassing our online learning platform, PECO U online, leadership development, mentoring programs, and more. PECO’s commitment to continuous learning includes an annual talent management process, workshops on development goal plans, and the PECO Mentor Match program, an internal mentoring program.
•Health and Well-Being: We strive to create a workplace that prioritizes the well-being of our associates. Our “Beyond Benefits” wellness program is integral to our Company’s culture and is designed to address our associates’ emotional, physical, and financial well-being. The program includes sponsoring wellness activities and challenges designed to improve the overall health of our associates.
•Inclusion and Belonging: At PECO, fostering connection and inclusivity is a core commitment of our culture. We established three associate-led resource groups, PECO Multicultural Opportunities, Resources & Education (“PECO MORE”), PECO Networking Opportunities for Women (“PECO NOW”), and PECO Connect to help further diversity, inclusion, collaboration, and communication throughout the Company.
As of December 31, 2023, we had approximately 290 associates located in 20 states across the country, with concentrations in our corporate offices in Cincinnati, Ohio; Park City, Utah; and Atlanta, Georgia. Approximately 51% of our workforce is female and 49% is male. Our senior leadership team is 18% female and 82% male, while manager roles and above are approximately 39% female and 61% male. For the year ended December 31, 2023, our overall turnover rate was 8%, with 6% voluntary turnover, compared to our previous three year overall turnover average of 13%, with 10% voluntary turnover.
ENVIRONMENTAL STEWARDSHIP—Environmental stewardship is an important component of our commitment to sustainability, encapsulated in our PECO-ECO Promise™. We recognize that sustainable practices are not only beneficial for the environment but also important for our business success and contributing to the well-being of the communities we operate in. A key component of our sustainable practices is focused on improving operational efficiencies and resource reductions within our portfolio. Our initiatives include calculating our Scope 1 and Scope 2 GHG emissions, participating in the Global Real Estate Sustainability Benchmark ("GRESB") Real Estate Assessment, pursuing energy efficiency, developing on-site solar projects, and installing electric vehicle (“EV”) charging stations. We are also focused on attaining sustainable property certifications, implementing water conservation measures, and managing waste effectively.
We are proud to highlight the milestones below, as of December 31, 2023, in our ongoing sustainability journey:
•Exterior Lighting: Completed the retrofit of 98.1% of our wholly-owned portfolio to LED parking lot lighting, moving closer to our goal of retrofitting 100% of our portfolio by 2025.
•Renewable Energy: Installed 14 solar array systems to date.
•Water Conservation: Conserved over 62 million gallons of water in 2023 (through September) through the implementation of xeriscaping and our “Smart Water Control Program”, generating cost savings of over $200,000.
•EV Charging Stations: Installed EV chargers at 17.7% of our eligible properties to date.
•Waste Management: Achieved a waste diversion rate of approximately 26.0% at properties with a landlord-controlled waste program.
•Building Certifications: Secured WELL Health-Safety recertification for our company headquarters in Cincinnati, Ohio and Institute of Real Estate Management Certified Sustainable Property Certifications at 163 properties in 2023, bringing the total number of properties with certifications to 172.
COMMUNITY—Through our mission of “creating great omni-channel grocery-anchored shopping center experiences and improving our communities, one shopping center at a time”, we strive to actively engage with our Neighbors and the local communities that we serve. Our focus is on being Locally Smart™ and understanding the unique needs of each community. This commitment to our communities extends to its physical spaces, with initiatives like Front Row to Go® providing convenient curbside pickup for our local shoppers, and a retailer mix that offers storefront windows and drive-through stores for additional convenience for local shoppers.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	5

Our community commitment is also evident in our initiatives like our PECO Community Partnership, an award-winning, associate-led program that encourages community involvement and connects our associates to causes they care about. In 2023, PECO Community Partnership sponsored 15 community service events and contributed over 440 service hours, including a volunteer day in partnership with Keep Cincinnati Beautiful at Green Man Park where 69 associates participated in a park cleanup and revitalization project.
PECO's partnership with communities also extends to disaster relief efforts, exemplified by our Incident Response Team. This team provides support to Neighbors and communities impacted by disasters, such as Hurricane Idalia in August 2023, as part of PECO's commitment to being there for its Neighbors and communities during challenging times.
OVERSIGHT AND ETHICS—Our governance framework guides our decision-making and accountability. Supported by an experienced executive management team, we maintain a robust system of corporate governance policies, designed to foster an ethical culture committed to the PECO-ECO Promise™ and to driving our goal of creating long-term value.
We believe our corporate governance structure closely aligns our interests with those of our stockholders. Notable features include: (i) each of our directors is subject to election annually, and our charter prevents us from classifying our Board unless we receive prior stockholder approval; (ii) we have opted out of the business combination and control share acquisition statutes in the Maryland General Corporation Law; (iii) we do not have a stockholder rights plan; (iv) we have a Stock Ownership Policy that requires each non-associate director, our CEO, and each other named executive officer to own a certain amount of our equity; and (v) our bylaws provide that our stockholders may alter or replace our bylaws upon the affirmative vote of a majority of the votes entitled to be cast.
We operate under the oversight of our Board, which is comprised of nine directors, seven of whom meet the independence criteria set forth by the Nasdaq Global Select Market (“Nasdaq”) and U.S. Securities and Exchange Commission (“SEC”) rules. Our Audit, Nominating and Governance (“N&G”), and Compensation Committees are comprised solely of independent directors who complete annual self-assessments. Our Board has adopted Corporate Governance Guidelines that, among other things, establish criteria and expectations for our directors, and our N&G Committee has responsibility for annually evaluating our Board and each of its committees. We are cognizant of “overboarding” and none of our directors serve on more than two other public company boards. We are compliant with Nasdaq’s Board Diversity Rule and have three female directors and two directors who are members of underrepresented racial or ethnic minorities.
More information about our CRSP is available on our website and in our Corporate Responsibility Report, which are not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS—The following table details information for our executive officers as of December 31, 2023:

Name	Age	Title	Joined PECO
Jeffrey S. Edison	63	Chairman & Chief Executive Officer	Co-Founder
Devin I. Murphy(1)	63	President	2013
Robert F. Myers(1)	51	Chief Operating Officer & Executive Vice President	2003
John P. Caulfield	43	Chief Financial Officer, Executive Vice President & Treasurer	2014
Tanya E. Brady	56	General Counsel, Executive Vice President & Secretary	2013
(1)Devin Murphy stepped down as President effective December 31, 2023 and became Managing Director of Investment Management effective January 1, 2024 through his retirement date of June 30, 2024. Effective January 1, 2024, Robert Myers became President.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	6

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
•Pandemics, epidemics, or other health crises may have a negative effect on our and our Neighbors’ businesses, financial condition, results of operations, cash flows, and liquidity.
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
•Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
Risks Related to Business Continuity
•We and our Neighbors face risks relating to cybersecurity attacks, which could cause loss of confidential information and other disruptions to business operations, and compliance with new laws and regulations regarding cybersecurity and privacy may result in substantial costs and may decrease cash available for distributions.
Risks Related to Our Common Stock
•The market price and trading volume of shares of our common stock may be volatile.
•The number of shares of our common stock available for future issuance or sale could adversely affect the market price of our common stock.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	7

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	8

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
Some of our shopping centers have a low tax basis, which may result in a taxable gain on sale. We intend to utilize tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”), to mitigate taxable income (“Section 1031 Exchanges”); however, there can be no assurance that we will identify exchange shopping centers that meet our investment objectives for acquisitions. In the event that we do not utilize Section 1031 Exchanges, we may be required to distribute the gain proceeds to stockholders or pay income tax, which may reduce our cash flows available to fund our commitments and distributions to stockholders. Moreover, it is possible that future legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or impossible for us to dispose of shopping centers on a tax-deferred basis.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	9

alter the holding period of an asset or asset group, which may result in an impairment loss and such loss may be material to our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value.
The fair value of real estate assets is subjective and is determined through the use of comparable sales information and other market data if available. These subjective assessments have a direct effect on our net income because recording an impairment charge results in an immediate negative adjustment to net income, which may be material. During the year ended December 31, 2023, we incurred no impairment charges. We will continue to evaluate the risk profile of each asset and may potentially recognize impairments in future quarters. Accordingly, there can be no assurance that we will not record impairment charges in the future related to our assets.
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
Our portfolio is predominantly comprised of omni-channel neighborhood grocery-anchored shopping centers, and during the year ended December 31, 2023, our holdings in Florida and California accounted for 12.2% and 10.9%, respectively, of our ABR (including our wholly-owned portfolio as well as the prorated portion of shopping centers owned through our joint ventures). Therefore, our performance is subject to risks associated with owning and operating neighborhood omni-channel grocery-anchored shopping centers, and may be further subject to additional risk as a result of the geographic concentration noted above. Such risks include, but are not limited to: (i) changes in national, regional, and local economic climates or demographics; (ii) competition from other available shopping centers and e-commerce, and the attractiveness of our shopping centers to our Neighbors; (iii) increased competition for real estate assets targeted by our investment strategies; (iv) adverse local conditions, such as oversupply or reduction in demand for similar shopping centers in an area and changes in real estate zoning laws that may reduce the desirability of real estate in an area; (v) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-lease space; (vi) ongoing disruption and/or consolidation in the retail sector; (vii) increases in operating costs, due to inflation or otherwise, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (viii) increases in the costs to repair, renovate, and re-lease space; (ix) changes in interest rates and the availability of financing, which may render the sale or refinance of a property or loan difficult or unattractive; (x) earthquakes, tornadoes, hurricanes, droughts, wildfires, or other weather and climate-related events and natural disasters, civil unrest, terrorist acts, or acts of war, which may result in uninsured or underinsured losses; (xi) epidemics, pandemics, or other widespread outbreaks or resulting public fear that disrupt the businesses of our Neighbors causing them to fail to pay rent on time or at all; and (xii) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. Such risks also include, but are not limited to, those that could impact the financial stability of our Neighbors, including their ability to pay rent and expense reimbursements, such as supply chain disruptions and constraints, inflationary pressures throughout the supply chain, labor shortages and inflationary pressures on wages, increases in retail theft, and other risks and uncertainties described elsewhere in this "Risk Factors" section. These and other factors could adversely affect our financial condition, cash flows, and results of operations.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	10

The continued shift in retail sales towards e-commerce may adversely affect our financial condition, cash flows, and results of operations.
Retailers are increasingly affected by e-commerce and changes in customer buying habits, which were further accelerated as a result of the COVID-19 pandemic, including the delivery or curbside pick-up of items ordered online. Retailers are considering these e-commerce trends when making decisions regarding their brick and mortar stores and how they will compete and innovate in a rapidly changing e-commerce environment. Many retailers in our shopping centers provide services or sell goods that are unable to be performed online (such as haircuts, massages, and fitness centers) or that have historically been less likely to be purchased online (such as grocery stores, restaurants, and coffee shops); however, the continuing increase in e-commerce sales (including online orders for immediate delivery or pickup in store) may cause retailers to adjust the size or number of retail locations in the future or close stores. Our grocer Neighbors are incorporating e-commerce concepts through home delivery or curbside pickup, which could reduce foot traffic at our centers and adversely affect our occupancy and rental rates. Changes in shopping trends as a result of the growth in e-commerce may also affect the profitability of retailers that do not adapt to changes in market conditions. While we devote considerable effort and resources to analyze and respond to Neighbor trends, Neighbor and consumer preferences, and consumer spending patterns, we cannot predict with certainty what future Neighbors will want, what future retail spaces will look like, or how much revenue will be generated at traditional brick and mortar locations. If we are unable to anticipate and respond promptly to trends in the market (such as space for a drive through or curbside pickup), our occupancy levels and rental rates may decline, and our financial condition, cash flows, and results of operations may be adversely impacted.
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
Underwritten incremental unlevered yields are based solely on our estimates, using data available to us in our development and redevelopment underwriting processes. The actual total cost to complete a development or redevelopment project may differ substantially from our estimates due to various factors, including unanticipated expenses, delays in the estimated start and/or completion date of planned development projects, and other contingencies. In addition, the actual incremental NOI from our planned development and redevelopment activities may differ substantially from our estimates based on numerous other factors, including delays and/or difficulties in leasing and stabilizing a development or redevelopment project, failure to obtain estimated occupancy and rental rates, inability to collect anticipated rental revenues, Neighbor bankruptcies, and unanticipated expenses that we cannot pass on to our Neighbors. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its incremental NOI at stabilization.
Pandemics, epidemics, or other health crises may have a negative effect on our and our Neighbors’ businesses, financial condition, results of operations, cash flows, and liquidity.
Our business, and the businesses of our Neighbors, could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic, epidemic, or other health crisis, like the COVID-19 pandemic, especially if there is a negative impact to customers’ willingness or ability to frequent our Neighbors’ businesses.
As was experienced during the COVID-19 pandemic, such crises could cause significant disruptions to the United States and global economy and contribute to significant volatility and negative pressure in financial markets. Government responses, including quarantines, restrictions on travel, mandatory closures of businesses, or other restrictions, as well as changes in consumer behavior, could negatively impact our tenants and their ability to operate their businesses, which could impact our ability to collect on current or past due rent payments or fully recover amounts due under the terms of a lease agreement in the event of a default by a Neighbor.
The unpredictable nature of pandemics, epidemics, and other health crises precludes any prediction as to one’s ultimate adverse impact. A worsening of the economic, political, and social environment as a result presents material risks and uncertainties with respect to our and our Neighbors’ business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy debt service obligations.
An increased focus on metrics and reporting related to ESG factors may impose additional costs and expose us to new risks.
Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. When evaluating investment decisions, many investors and shareholders look not only at company ESG disclosures, but also to ESG rating systems that have been developed by third-party groups to allow comparisons between companies. Although we participate in a number of these ratings systems, and generally score relatively well in those in which we do participate, we do not participate in, and would not necessarily score as well in, all of the available rating systems. Further, the criteria used in these ratings systems may change frequently, and we cannot guarantee that we will be able to score well as criteria change. We supplement our participation in ratings systems with corporate disclosure of our ESG activities, but many investors and other stakeholders may look for disclosures that we do not provide. In addition, the SEC is currently evaluating rulemaking that is likely to impose additional ESG disclosure and other requirements on us. Failure to participate in certain of the third-party ratings systems, failure to score well in those ratings systems, failure to provide certain ESG disclosures, or unfavorable comparisons in these areas to other companies, could result in reputational harm when investors or others compare us against similar companies in our industry, could result in investor engagement on our ESG initiatives and

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	11

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
We have obtained, and may continue to obtain, lines of credit, and other long-term financing that are secured by our shopping centers and other assets. On December 31, 2023, we had indebtedness of $2.0 billion comprised of $1.5 billion in unsecured debt, $0.4 billion in outstanding secured loan facilities, and $0.1 billion in mortgage loans and finance lease obligations. In connection with executing our business strategies, we expect to evaluate additional acquisitions and strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. We may also incur mortgage debt on shopping centers that we already own in order to obtain funds to acquire additional shopping centers or make other capital investments. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we cannot guarantee that we will be able to obtain any such borrowings on satisfactory terms. Additionally, if we have insufficient income to service any recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	12

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
Although a significant amount of our outstanding debt has fixed interest rates, we borrow funds at variable interest rates under our credit facilities and term loans. As of December 31, 2023, 22.4% of our outstanding debt was variable rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates, resulting in higher interest rates and increased interest expense. Either of these events would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to stockholders.
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
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, including granting them the right to vote in connection with a change of control transaction. Any such change of control transaction is required to be approved by holders of ownership units of the Operating Partnership (“OP units”) (including our Company and its subsidiaries) at the same level of approval as required for approval by holders of shares of our common stock. For purposes of any such vote, we will be deemed to vote the OP units held by us and our subsidiaries in proportion to the manner in which all of our outstanding shares of common stock were voted at a stockholders meeting relating to such transaction. As of December 31, 2023, we would have directly or indirectly controlled approximately 89.3% of the OP units. Furthermore, as of December 31, 2023, Mr. Edison had voting control over approximately 6.9% of the OP units (considering OP units owned by us), and therefore could have influence over votes on change of control transactions.
We and our consolidated subsidiary, the Operating Partnership, entered into tax protection agreements with certain protected partners, which may limit the Operating Partnership’s ability to sell or otherwise dispose of certain shopping centers and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
We and the Operating Partnership entered into a tax protection agreement on October 4, 2017 (the “2017 TPA”) with, among others, Mr. Edison, and certain entities controlled by him at the closing of a transaction in May 2017 pursuant to which we internalized our management structure through the acquisition of certain real estate assets and the third-party investment management business of Phillips Edison Limited Partnership (“PELP”) in exchange for OP units and cash. Pursuant to the 2017 TPA, if the Operating Partnership: (i) sells, exchanges, transfers, or otherwise disposes of certain shopping centers in a taxable transaction, or undertakes any taxable merger, combination, consolidation or similar transaction (including a transfer of all or substantially all assets), for a period of ten years commencing on October 4, 2017; or (ii) fails, prior to the expiration of such period, to maintain certain minimum levels of indebtedness that would be allocable to each protected partner for tax purposes or, under certain circumstances, fails to offer such protected partners the opportunity to guarantee certain types of the Operating Partnership’s indebtedness, then the Operating Partnership will indemnify each affected protected partner, including Mr. Edison, against certain resulting tax liabilities. Our tax indemnification obligations include a tax gross-up. As of December 31, 2023, 28 of our 281 wholly-owned shopping centers, four outparcels, and the land under which one of our properties is located, comprising approximately 10.5% of our ABR, are subject to the protection described in clause (i) above, and the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to such protection is approximately $122.7 million.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	13

We and the Operating Partnership entered into an additional tax protection agreement (the “2021 TPA”) on July 19, 2021 with Mr. Edison, Mr. Murphy, and Mr. Myers, which will become effective upon the expiration of the 2017 TPA. The 2021 TPA generally has the following terms: (i) the 2021 TPA will severally provide to Mr. Edison, Mr. Murphy, and Mr. Myers the same protection provided under the 2017 TPA until 2031, so long as (a) Mr. Edison, Mr. Murphy, or Mr. Myers (or their permitted transferees), as applicable, individually owns at least 65% of the OP units owned by him as of the date of the execution of the 2021 TPA and (b) in the case of Mr. Murphy or Mr. Myers, Mr. Edison individually owns at least 65% of the OP units owned by him as of the date of the execution of the 2021 TPA; and (ii) the 2021 TPA will provide that following the expiration of the four-year tax protection period under the 2021 TPA, for so long as Mr. Edison holds at least $5.0 million in value of OP units, (a) Mr. Edison will have the opportunity to guarantee debt of the Operating Partnership or enter into a “deficit restoration” obligation, and (b) the Operating Partnership will provide reasonable notice to Mr. Edison before effecting a significant transaction reasonably likely to result in the recognition of more than one-third of the built-in gain allocated to Mr. Edison that is protected under the 2017 TPA as of the date that the 2021 TPA is executed, and will consider in good faith any proposal made by Mr. Edison relating to structuring such transaction in a manner to avoid or mitigate adverse tax consequences to him.
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
Our Board determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification, and distributions. Our Board may amend or revise these and other policies without the vote of our stockholders. Under the Maryland General Corporation Law, as amended (“MGCL”) and our charter, our stockholders have a right to vote only on limited matters. Our Board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
Our charter, bylaws, and Maryland law contain terms that may discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our charter, bylaws, and Maryland law contain provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest. Our charter authorizes our Board to, without stockholder approval, amend our charter to increase or decrease the aggregate number of authorized shares of stock, to authorize us to issue additional shares of our common stock or preferred stock, and to classify or reclassify unissued shares of our common stock or preferred stock and thereafter to authorize us to issue such classified or reclassified shares of stock. We believe these charter provisions will provide us with increased flexibility in structuring possible future financings and acquisitions and in meeting other needs that might arise. The additional classes or series, as well as the additional authorized shares of our common stock, will be available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded, and our Board could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock.
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
These and other provisions of our charter, bylaws, and Maryland law could have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	14

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	15

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
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	16

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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated, or become effective and any such law, regulation, or interpretation may take effect retroactively. Any such change could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, results of operations, and the amount of cash available for the payment of dividends. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation, or administrative interpretation.
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
We maintain insurance coverage with third-party carriers who provide a portion of the coverage of potential losses, including commercial general liability, fire, flood, extended coverage, and rental loss insurance on all of our shopping centers. We currently self-insure a portion of our commercial insurance deductible risk through our captive insurance company. To the extent that our captive insurance company is unable to bear that risk, we may be required to fund additional capital to our captive insurance company or we may be required to bear that loss. As a result, our operating results may be adversely affected.
There are some types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or sublimits. Terrorist activities or violence occurring at our properties also

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	17

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
Climate change, including the impact of global warming, creates physical and financial risks. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g. floods, droughts, tornadoes, or hurricanes) and extreme temperatures. The occurrence of sea level rise or one or more natural disasters, such as floods, droughts, tornados, hurricanes, tropical storms, wildfires, and earthquakes (whether or not caused by climate change), could cause considerable damage to our shopping centers, disrupt our operations, and negatively affect our financial performance. To the extent any of these events results in significant damage to or closure of one or more of our shopping centers, our operations and financial performance could be adversely affected through lost Neighbors and an inability to lease or re‑lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel or other energy costs or a fuel shortage, and increases in the costs of (or making unavailable) insurance on favorable terms if they result in significant loss of property or other insurable damage. In addition, transition risks associated with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing shopping centers, increase the costs of maintaining or improving our existing shopping centers or developing new shopping centers, or increase taxes and fees assessed on us or our shopping centers.
As an owner and/or operator of real estate, we could become subject to liability for environmental violations, regardless of whether we caused such violations, and our efforts to identify environmental liabilities may not be successful.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. U.S. federal, state, and local laws and regulations relating to the protection of the environment may require us, as a current or previous owner or operator of real property, to investigate and clean up hazardous or toxic substances or petroleum product releases at, on, under, from, or in a property or at impacted neighboring properties, which in our case most typically arise from current or former dry cleaners, gas stations, asbestos usage and historic land use practices. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred. We may be subject to regulatory action and may also be held liable to third parties for personal injury or property damage incurred by such parties in connection with exposure to or offsite contamination caused by hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances, and related liabilities, may be substantial and could materially and adversely affect us. The presence of hazardous or toxic substances, or the failure to remediate the related contamination, may also adversely affect our ability to sell, lease, or redevelop a property or to borrow money using a property as collateral.
Although we believe that our portfolio is in substantial compliance with U.S. federal, state, and local environmental laws and regulations regarding hazardous or toxic substances, and that there is no material contamination that we would be responsible for addressing, this belief is based on limited evaluation and testing. Nearly all of our shopping centers have been subjected to Phase I or similar environmental audits. These environmental audits (which do not include subsurface testing) have not revealed, nor are we aware of, any environmental liability that we believe is reasonably likely to have a material adverse effect on us. However, we cannot assure you that: (i) previous environmental studies with respect to the portfolio revealed all potential environmental liabilities; (ii) any previous owner, occupant, or Neighbor of a property did not create any material environmental condition not known to us; (iii) the current environmental condition of the portfolio will not be affected by Neighbors and occupants, by the condition of nearby properties, or by other unrelated third parties; or (iv) future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.
We and our Neighbors face risks relating to cybersecurity attacks, which could cause loss of confidential information and other disruptions to business operations, and compliance with new laws and regulations regarding cybersecurity and privacy may result in substantial costs and may decrease cash available for distributions.
Cybersecurity attacks include attempts to gain unauthorized access to our data and/or computer systems to disrupt operations, corrupt data, or steal confidential information. We may face such cybersecurity attacks through malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology (“IT”) systems. The risk of a cybersecurity attack, including by computer hackers (individual or hacking organizations), foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The techniques and sophistication used to conduct cyber attacks and breaches of IT systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time.
Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our Neighbors. In addition to our own IT

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	18

systems, we also depend on third parties to provide IT services relating to several key business functions, such as administration, accounting, communications, document management and storage, human resources, payroll, tax, investor relations, and certain finance functions. Our IT systems and those provided by third parties may contain personal, financial, or other information that is entrusted to us by our Neighbors and associates, as well as proprietary PECO information and other confidential information related to our business. We and such third parties employ a number of measures to prevent, detect, and mitigate these threats, including password protection, firewalls, backup servers, malware detection, intrusion sensors, threat monitoring, user training, and periodic penetration testing; however, there is no guarantee that such cybersecurity risk management programs and processes, including our and their policies, controls, and procedures, will be fully implemented, complied with or effective in protecting our and their systems and information.
As have many companies, we and our third party vendors have been impacted by security incidents in the past, and will likely continue to experience security incidents of varying degrees. While we do not believe these incidents have had a material impact to date, as our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our Neighbors, and private data exposure. Our financial results and business operations may be negatively affected by such an incident or the resulting negative media attention. A cybersecurity attack could: (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our Neighbors; (ii) compromise the confidential or proprietary information of our Neighbors, associates, and vendors, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes; (iii) result in our inability to maintain the building systems relied upon by our Neighbors for the efficient use of their leased space; (iv) require significant management attention and resources to remedy the damages that result; (v) result in misstated financial reports, violations of loan covenants, and/or missed reporting deadlines; (vi) result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; (vii) subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements or relationships; (viii) cause reputational damage that adversely affects Neighbor, investor, and associate confidence in us, which could negatively affect our ability to attract and retain Neighbors, investors, and associates; (ix) result in significant remediation costs, some or all of which may not be recoverable from our insurance carriers; and (x) result in increases in the cost of obtaining insurance on favorable terms, or at all, if the attack results in significant insured losses. Such security breaches also could result in a violation of applicable federal and state privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers. Similarly, our Neighbors rely extensively on IT systems to process transactions and manage their businesses and thus are also at risk from and may be adversely affected by cybersecurity attacks. An interruption in the business operations of our Neighbors or a deterioration in their reputation resulting from a cybersecurity attack, including unauthorized access to customers’ credit card data and other confidential information, could indirectly negatively affect our business and cause lost revenues.
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
In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the share price of our common stock or result in fluctuations in the price or trading volume of shares of our common stock, including:
•the annual yield from distributions on shares of our common stock as compared to yields on other financial instruments;

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	19

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
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy, and our ability to make distributions to our stockholders.
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
The exchange of OP units for common stock, including OP units granted to certain directors, executive officers, and other employees under our equity incentive plan, or the issuance of our common stock or OP units in connection with future property, portfolio, or business acquisitions could have an adverse effect on the market price of our common stock. In addition, the existence of OP units and shares of our common stock reserved for issuance under our equity incentive plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. Future issuances of shares of our common stock may also be dilutive to existing stockholders.
Future offerings of debt securities, which would be senior to our common stock upon liquidation, and/or preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
In October 2021, we issued $350 million aggregate principal amount of 2.625% senior notes, and in the future, we may attempt to increase our capital resources by offering additional debt or equity securities (or causing our operating partnership to issue debt or equity securities), including medium term notes, senior or subordinated notes, and additional classes of preferred or common stock. Holders of debt securities or shares of preferred stock, as well as lenders with respect to other borrowings, will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We are not required to offer any such additional debt or equity securities to existing common stockholders on a preemptive basis. Therefore, offerings of common stock or other equity securities may dilute the holdings of our existing stockholders. Future offerings of debt or equity securities, or the perception that such offerings may occur, may reduce the market price of our common stock and/or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our stockholders, you will bear the risk of our future offerings reducing the market price of our common stock and diluting your proportionate ownership.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	20

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
All distributions will be at the sole discretion of our Board and will depend on our actual and projected financial condition, results of operations, cash flows, liquidity, maintenance of our REIT qualification, and such other matters as our Board may deem relevant from time to time. We intend to evaluate distributions throughout 2024, and it is possible that stockholders may not receive distributions equivalent to those previously paid by us for various reasons, including: (i) we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, operating cash flows, or financial position; (ii) decisions on whether, when, and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Board, which reserves the right to change our distribution practices at any time and for any reason; (iii) our Board may elect to retain cash for investment purposes, working capital reserves, or other purposes, or to maintain or improve our credit ratings; and (iv) the amount of distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, state regulators, and/or the terms of any current or future indebtedness that these subsidiaries may incur.
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
Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, and are required to have our independent registered public accounting firm attest to the same, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If a material weakness or significant deficiency was to be identified in our internal control over financial reporting, we may also identify deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover weaknesses, we will make efforts to improve our internal control over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on Nasdaq. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	21

ITEM 1C. CYBERSECURITY
PECO’s cybersecurity program is generally based on the National Institute of Standards and Technology cybersecurity framework (“NIST CSF”) with the intention of preventing, identifying, detecting, and mitigating cybersecurity risks. This does not imply that we meet or comply with any particular technical standards, specifications, frameworks, or requirements including the NIST CSF, only that we use the NIST CSF as a guide. Our program focuses on people, processes, and technologies and includes training of associates, periodic workforce testing, and the deployment and monitoring of technical security solutions and controls.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our management team, including the Chief Information Officer (“CIO”), is responsible for identifying and managing our material risks from cybersecurity threats. The CIO has primary responsibility for leading our overall cybersecurity risk management program and supervises both the PECO cybersecurity team and our retained external cybersecurity consultants. The management team, led by the CIO and cybersecurity team, stay informed about cybersecurity risk including prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the PECO environment. The CIO works closely with members of PECO's cybersecurity team, who have years of experience working in cybersecurity, possessing industry certifications such as Certified Information Systems Security Professional (“CISSP”) and Security+, and pursuing advanced degrees and studies in the field. Cybersecurity team members participate in recurring cybersecurity team meetings with the CIO and provide monthly executive leadership updates. The Board oversees our cybersecurity program and is periodically briefed by management, including the CIO, on cybersecurity risks and initiatives. In addition, management updates the Board as necessary regarding any significant cybersecurity incidents.
The cybersecurity team delivers cybersecurity training to associates, including security videos and informational tips, new hire training, out-of-band cybersecurity alerts, and simulated phishing campaigns with teachable moments and focused training, all designed to provide security specific knowledge to our associates. Positive reinforcement is utilized and encourages associates’ participation, in addition to required periodic training. The PECO cybersecurity team participates in cybersecurity training, activities, and events to stay current with the evolution of security threats, security solutions, best practices, and the risks facing PECO.
At PECO, we are committed to protecting the confidentiality and integrity of our data and systems. Among other things, our key contracts contain requirements that counterparties maintain standards of data security and privacy compliance.
PECO maintains, internally publishes, and annually reviews its cybersecurity policies and procedures, which includes an incident response plan. Additionally, PECO engages with external cybersecurity experts to conduct annual penetration testing, provide monitoring of the environment, conduct tabletop exercises, and for dedicated incident response and advanced forensics capabilities. In addition to internal audits and external reviews, assessments have included the NIST CSF, cybersecurity maturity assessment, and Center for Internet Security Benchmarks to identify opportunities for enhancement.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our financial results and business operations. See “Item 1A. Risk Factors – Risks Related to Business Continuity”.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	22

ITEM 2. PROPERTIES
REAL ESTATE INVESTMENTS—The following table details information for our wholly-owned properties and those owned through our unconsolidated joint venture as of December 31, 2023, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	Ownership Percentage	Number of Properties	ABR	GLA
Wholly-owned properties	100%	281	$470,819	32,153
GRP I	14%	20	31,908	2,213
The following table presents information regarding the geographic location of our properties, including wholly-owned and the prorated portion of those owned through our unconsolidated joint venture, by ABR as of December 31, 2023. For additional portfolio information, refer to “Schedule III - Real Estate Assets and Accumulated Depreciation” (dollars and square feet in thousands):

State	ABR(1)	% ABR	ABR/Leased Square Foot	GLA(2)	% GLA	% Leased	Number of Properties
Florida	$58,036	12.2%	$14.57	4,088	12.6%	97.4%	51
California	51,936	10.9%	21.52	2,504	7.7%	96.4%	26
Texas	43,072	9.1%	18.21	2,474	7.6%	95.6%	20
Georgia	40,979	8.6%	13.75	3,028	9.3%	98.4%	31
Illinois	28,540	6.0%	16.71	1,804	5.6%	94.6%	16
Ohio	25,316	5.3%	11.04	2,336	7.2%	98.2%	19
Colorado	24,850	5.2%	18.41	1,408	4.3%	95.9%	12
Virginia	22,724	4.8%	17.15	1,359	4.2%	97.5%	13
Minnesota	19,688	4.1%	15.55	1,325	4.1%	95.5%	13
Massachusetts	16,944	3.6%	15.22	1,146	3.5%	97.1%	9
Nevada	14,824	3.1%	24.30	623	1.9%	97.9%	5
Pennsylvania	12,264	2.6%	12.45	1,001	3.1%	98.4%	6
Wisconsin	11,990	2.5%	11.47	1,057	3.3%	98.9%	9
Arizona	10,741	2.3%	14.81	735	2.3%	98.6%	6
South Carolina	10,086	2.1%	11.81	863	2.7%	99.0%	8
Maryland	9,568	2.0%	21.01	463	1.4%	98.4%	4
North Carolina	8,409	1.8%	12.91	658	2.0%	99.0%	10
Tennessee	8,132	1.7%	10.20	802	2.5%	99.4%	5
Indiana	7,261	1.5%	8.85	832	2.6%	98.6%	5
Kentucky	6,849	1.5%	11.18	616	1.9%	99.5%	4
Michigan	6,772	1.4%	9.59	724	2.2%	97.6%	5
New Mexico	6,044	1.3%	15.02	404	1.2%	99.6%	3
Connecticut	5,982	1.3%	14.35	421	1.3%	99.0%	4
Oregon	4,765	1.0%	16.14	316	1.0%	93.4%	4
Kansas	4,684	1.0%	12.53	374	1.2%	100.0%	3
New Jersey	4,245	0.9%	25.05	169	0.5%	100.0%	1
Washington	2,886	0.6%	16.69	173	0.5%	100.0%	2
Iowa	2,822	0.6%	8.00	360	1.1%	98.1%	3
Missouri	2,589	0.5%	11.89	222	0.7%	98.2%	2
New York	1,823	0.4%	11.58	163	0.5%	96.3%	1
Utah	461	0.1%	31.70	15	—%	100.0%	1
Total	$475,282	100.0%	$15.03	32,463	100.0%	97.4%	301
(1)We calculate ABR as monthly contractual base rent as of December 31, 2023 multiplied by twelve months.
(2)Gross leasable area (“GLA”) is defined as the total occupied and unoccupied square footage of a building that is available for Neighbors to lease.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	23

TOP TEN CITIES—The following table presents the top ten city markets by ABR of our wholly-owned properties as of December 31, 2023 (dollars in thousands):

City	ABR(1)	% ABR
Atlanta	$33,644	7.1%
Chicago	26,067	5.5%
Dallas	24,709	5.2%
Sacramento	20,986	4.5%
Minneapolis	18,439	3.9%
Denver	17,731	3.8%
Washington, D.C.	14,915	3.2%
Las Vegas	14,824	3.1%
Houston	14,609	3.1%
Tampa	13,791	2.9%
Total	$199,715	42.3%
(1)We calculate ABR as monthly contractual base rent as of December 31, 2023 multiplied by twelve months.
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations for our over 3,000 Neighbors, excluding our Neighbors who are occupying space on a temporary basis, after December 31, 2023 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture:

$80
$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$2.8
$42.9
$64.6
$72.5
$65.1
$76.2
$45.7
$21.6
$21.9
$20.8
$16.5
$24.7
MTM (65)
2024 (670)
2025 (768)
2026 (915)
2027 (844)
2028 (810)
2029 (425)
2030 (192)
2031 (215)
2032 (186)
2033 (170)
2034+ (166)
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	24

For our wholly-owned properties and those owned through our unconsolidated joint venture, during the 2024 fiscal year, we have a total of 670 leases expiring, representing 2.8 million square feet of GLA. For our wholly-owned properties, during the 2024 fiscal year, we have 635 leases expiring, representing 2.8 million square feet of GLA. For our wholly-owned properties, the expiring leases have an ABR of $15.07 per square foot. While we cannot predict what rental rates we will achieve in 2024 as we renew or replace these expiring leases, the comparable rent spread of new leases signed during 2023 was 25.2%, and the comparable rent spread for lease renewals executed in 2023 was 16.2%. Further, during the fiscal year 2023, our occupancy remained high, ending the year at 97.4%, indicating continued demand for leasing spaces at our centers.
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Leasing Activity” of this filing on Form 10-K for further discussion of leasing activity.
PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture, by Neighbor type as of December 31, 2023:

Leased Square Feet by Neighbor Type

Grocery: 47.0%
National & Regional: 35.7%
Local: 17.3%

ABR
by Neighbor Type
Grocery: 31.6%
National &
Regional:
41.7%
Local: 26.7%

The following charts present the composition of our portfolio by Neighbor industry as of December 31, 2023:

Leased Square Feet
by Neighbor Industry
Grocery: 47.0%
Retail
Stores: 23.7%
Services: 19.2%
Restaurant: 10.1%

ABR
by Neighbor Industry
Grocery: 31.6%
Retail Stores: 21.7%
Services: 28.4%
Restaurant: 18.3%

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	25

NECESSITY-BASED GOODS AND SERVICES—We define “necessity-based goods and services” as goods and services that are indispensable, necessary, or common for day-to-day living, or that tend to be inelastic (i.e., those for which the demand does not change based on a consumer’s income level). We estimate that approximately 70% of our ABR, including the pro rata portion attributable to properties owned through our unconsolidated joint venture, is generated from Neighbors providing necessity-based goods and services.
TOP TWENTY NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint venture, as of December 31, 2023 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$28,459	6.0%	3,474	11.0%	63
Publix	26,570	5.6%	2,519	8.0%	61
Albertsons	19,361	4.1%	1,777	5.6%	32
Ahold Delhaize	17,829	3.8%	1,249	3.9%	23
Walmart	8,971	1.9%	1,770	5.6%	13
Giant Eagle	7,384	1.6%	759	2.4%	10
Sprouts Farmers Market	6,663	1.4%	421	1.3%	14
TJX Companies	6,262	1.3%	516	1.6%	18
Raley's	4,599	1.0%	288	0.9%	5
Dollar Tree	3,859	0.7%	369	1.2%	37
UNFI (SuperValu)	3,476	0.7%	336	1.1%	5
Starbucks Corporation	2,983	0.5%	64	0.2%	35
Trader Joe's	2,727	0.5%	122	0.4%	9
H-E-B	2,492	0.5%	164	0.5%	2
Lowe's	2,469	0.5%	369	1.2%	4
Subway Group	2,448	0.5%	88	0.3%	61
Anytime Fitness, Inc.	2,430	0.5%	140	0.4%	29
Food 4 Less (PAQ)	2,305	0.5%	118	0.4%	2
United Parcel Service	2,304	0.5%	82	0.3%	65
H&R Block, Inc.	2,284	0.5%	97	0.3%	56
Total	$155,875	32.6%	14,722	46.6%	544
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	26

w PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION—Pursuant to our underwritten initial public offering (“underwritten IPO”) on July 19, 2021, our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “PECO.” As of February 5, 2024, we had approximately 122.2 million shares of common stock outstanding, held by approximately 8,000 stockholders of record. This figure does not represent the actual number of beneficial owners of the Company’s common shares because common shares are frequently held in “street name” by securities dealers and others for the beneficial owners who may vote the shares.
DISTRIBUTIONS—We elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2010. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction).
In 2023, we declared and paid monthly distributions of $0.0933 per share, or $1.12 annualized, for each month beginning January 2023 through August 2023. On September 1, 2023, our Board of Directors (the “Board”) authorized a 4.5% increase of our monthly distribution rate to $0.0975 per common share. We declared and paid monthly distributions of $0.0975 per share, or $1.17 annualized, for each month beginning September 2023 through December 2023.
The December 2023 and January 2024 distributions of $0.0975 per share were paid on January 2, 2024 and February 1, 2024, respectively. Holders of ownership units of Phillips Edison Grocery Center Operating Partnership I, L.P. (the "Operating Partnership") ("OP units") will receive distributions at the same rate as common stockholders, subject to any applicable withholding. The timing and amount of distributions are determined by our Board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code of 1986, as amended (the “IRC”).
In 2022, we declared and paid monthly distributions of $0.09 per share, or $1.08 annualized, for each month beginning January 2022 through August 2022. We declared and paid monthly distributions of $0.0933 per share, or $1.12 annualized, an increase of 3.7%, for each month beginning September 2022 through December 2022.
The tax characterization of our distributions declared for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Common stock:
Ordinary dividends	75.9%	77.4%
Non-dividend distributions	24.0%	22.6%
Capital gain distributions(1)	0.1%	—%
Total distributions per share of common stock	100.0%	100.0%
(1)Pursuant to U.S. Treasury Regulation §1.1061-6(c) and §1061 of the IRC, the One Year Amounts and Three Year Amounts disclosures are both zero with respect to direct and indirect holders of “applicable partnership interests” for us and our subsidiary REIT, Phillips Edison Institutional REIT, LLC for all years presented.
UNREGISTERED SALE OF SECURITIES—During the year ended December 31, 2023, we issued an aggregate of approximately 517,000 shares of common stock in redemption of approximately 517,000 OP units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASE PROGRAM—On August 3, 2022, our Board approved a new share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	27

The table below summarizes repurchases of our common stock made during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
October 1, 2023 - October 31, 2023	—	$—	—	$250,000
November 1, 2023 - November 30, 2023	—	—	—	250,000
December 1, 2023 to December 31, 2023(1)	21,649	36.48	—	250,000
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

Comparison of Cumulative Total Return

Comparison of Cumulative Total Return
Investment Value
$160
$140
$120
$100
$80
7/15/21
12/31/21
6/30/22
12/31/2022
06/30/23
12/31/23
PECO
S&P 500
FNER
FNSC

Ticker / Index	7/15/2021	12/31/2021	6/30/2022	12/31/2022	6/30/2023	12/31/2023
PECO	$100	$120	$124	$120	$131	$142
S&P 500	100	110	88	90	105	114
FTSE Nareit All Equity REITs	100	113	90	85	90	97
FTSE Nareit Equity Shopping Centers	100	114	93	100	101	112

ITEM 6.
Reserved.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	28

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	29

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
•Same-Center—We use this term to refer to a property, or portfolio of properties, that have been owned and operational for the entirety of the last two reporting periods (i.e., since January 1, 2022).
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
As of December 31, 2023, we owned equity interests in 301 shopping centers, including 281 wholly-owned shopping centers and 20 shopping centers owned through one unconsolidated joint venture, which comprised approximately 34.4 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to our unconsolidated joint ventures and one private fund (collectively, the “Managed Funds”).

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	30

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
AT-THE-MARKET OFFERING (“ATM”)—On February 10, 2022, we and the Operating Partnership entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three months ended December 31, 2023, we issued 2.2 million shares of our common stock at a gross weighted average price of $35.92 per share under the ATM program for net proceeds of $77.5 million, after approximately $0.8 million in commissions. During the year ended December 31, 2023, we issued 4.2 million shares of our common stock at a gross weighted average price of $35.76 per share under the ATM program for net proceeds of $147.6 million, after approximately $1.5 million in commissions. During the three months ended December 31, 2022, no shares were issued under the ATM program. During the year ended December 31, 2022, we issued 2.6 million shares of our common stock at a gross weighted average price of $34.23 per share under the ATM program for net proceeds of $89.2 million, after approximately $0.9 million in commissions. As of December 31, 2023, approximately $10.8 million of common stock remained available for issuance under the ATM program.
Subsequent to December 31, 2023, we issued approximately 46,000 additional shares of our common stock at a gross weighted average price of $37.05 per share under the ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of December 31, 2023 and 2022 (dollars and square feet in thousands):

	2023	2022
Number of properties	281	271
Number of states	31	31
Total square feet	32,153	31,093
ABR	$470,819	$435,712
% ABR from omni-channel grocery-anchored shopping centers	97.2%	97.2%
Leased occupancy %:
Total portfolio spaces	97.4%	97.4%
Anchor spaces	98.9%	99.3%
Inline spaces	94.7%	93.8%
Average remaining lease term (in years)(1)	4.4	4.5
(1)The average remaining lease term in years excludes future options to extend the term of the lease.
FINANCIAL HIGHLIGHTS—Owning, operating, and managing well-occupied omni-channel grocery-anchored real estate is a core part of our business strategy, and as of December 31, 2023, 97.2% of our ABR was derived from omni-channel grocery-anchored shopping centers. As of December 31, 2023, total leased occupancy remained high at 97.4% and inline occupancy improved 0.9% to 94.7%, when compared to December 31, 2022. Our financial performance highlights during 2023 are as follows:
•Net income of $63.8 million, an increase of $9.2 million from a year ago, primarily due to strong operating performance attributable to our Same-Center portfolio and the net impact of our 2023 acquisition and disposition activity.
•Core FFO per diluted share improved by $0.07 to $2.34, primarily due to our strong operating performance.
•Same-Center NOI improved 4.2% to $396.6 million.
•Acquired $278.5 million and disposed of $6.3 million of assets, executing our external growth strategy while improving portfolio quality with our dispositions.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	31

•Declared and paid monthly distributions of $0.0933 per share, or $1.12 annualized, for each month beginning January 2023 through August 2023, and increased monthly distributions to $0.0975 per share, or $1.17 annualized, for the remainder of 2023.
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
Differentiated and Focused Strategy—We actively monitor the commercial real estate sector for shopping centers that meet our investment objectives. Our effective shelf registration statement and ATM program allow us to access equity and debt capital that we intend to use, in part, to grow our portfolio of assets. Highlights of our asset composition and acquisitions are as follows:
•97.2% of our ABR was derived from omni-channel grocery-anchored shopping centers as of December 31, 2023.
•Our grocer health ratio, or occupancy cost, remains strong at 2.3% at December 31, 2023, which is favorable compared to the national grocer average occupancy cost.
•In 2023, our grocer sales increased 6% year-over-year to $681 per square foot. Grocer sales per square foot have increased approximately 30% since 2019.
•70.4% of our ABR was derived from Neighbors providing necessity-based goods and services.
•The average PECO space, excluding anchors, is approximately 2,300 square feet. This size is attractive to many retailers, whereas large box format retailers are fewer and demand is thinner.
•Acquired eleven properties and three outparcels for a net cash outlay of $270.3 million, adding 1.1 million of GLA to our portfolio.
Internal Growth Through Our Integrated Operating Platform—We have focused on improving our occupancy through leasing vacant spaces, increasing lease revenue through rent growth, and executing development and redevelopment opportunities. Highlights of our wholly-owned operational activity as of and for the year ended December 31, 2023 are as follows:
•Leased occupancy for our wholly-owned portfolio remained high at 97.4% as of December 31, 2023, and inline occupancy improved 0.9% to 94.7%, when compared to December 31, 2022.
•Total ABR PSF for executed new leases improved 12.6% to $21.75, and inline ABR PSF for executed new leases improved 6.8% to $25.98 during the year ended December 31, 2023.
•For the year ended December 31, 2023, we completed 13 development and redevelopment projects encompassing a total of 0.2 million square feet with a total investment of $34.1 million.
•As of December 31, 2023, we have nine development and redevelopment projects in process, which we estimate will have a total investment of $33.7 million.
•Created $2.7 million of incremental ABR in 2023 as a result of development and redevelopment projects completed in 2022.
Balance Sheet Management Positioned for External Growth—Our balance sheet has a leverage profile that well-positions us to maintain and improve our investment grade rating, fund distributions to our stockholders, and invest in our targeted acquisitions. As of December 31, 2023, we had $615.4 million of total liquidity, comprised of $8.9 million of cash, cash equivalents, and restricted cash, plus $606.6 million of borrowing capacity available on our $800 million revolving credit facility. Our balance sheet management highlights as of and for the year ended December 31, 2023 are as follows:
•We issued 4.2 million shares of our common stock under the ATM program for net proceeds of $147.6 million.
•We amended three senior unsecured term loans with a total notional amount of $475 million scheduled to mature during 2024. The three senior unsecured term loans, as amended, have a total notional amount of $484.8 million and are scheduled to mature between 2026 (extendable with two one-year options to 2028) and 2027.
•Our current investment grade ratings are Baa3 (Outlook: Stable) with Moody’s Investors Services and BBB- (Outlook: Positive) with S&P Global Ratings.
•As of December 31, 2023, our wholly-owned properties were approximately 84% unencumbered.
•Our ratio of net debt to Adjusted EBITDAre was 5.1x as of December 31, 2023, as compared to 5.3x as of December 31, 2022 (see “Liquidity and Capital Resources - Financial Leverage Ratios” below for a discussion and calculation).

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	32

•As of December 31, 2023, our outstanding debt had a weighted-average maturity of 3.9 years excluding all extension options. As of December 31, 2023, our debt maturity profile with the respective principal payment obligations is as follows (including the impact of derivatives on weighted-average interest rates and excluding all extension options)(1):

Debt Maturity Profile
Dollars (in millions)
Weighted-average interest rate %
$720
$600
$480
$360
$240
$120
$0
5%
4%
3%
2%
1%
0%
$28.1
$277.6
$584.7
$523.6
$17.4
$0.8
$200.8
$353.4
$0.0
$0.0
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033 +
Debt Maturities
Weighted-Average Interest Rate on Maturing Debt

(1)As of December 31, 2023, our outstanding debt had a weighted-average maturity of 4.1 years including all extension options. Our related debt maturities at December 31, 2023 including extension options were as follows: 2024 - $28.1 million; 2025 - $277.6 million; 2026 - $241.9 million; 2027 - $704.6 million; 2028 - $179.1 million; 2029 - $0.8 million; 2030 - $200.8 million; and 2031 - $353.4 million.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	33

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the years ended December 31, 2023 and 2022(1):

	Total Deals		Inline Deals
	2023	2022	2023	2022
New leases:
Number of leases	348	390	334	375
Square footage (in thousands)	1,077	1,230	763	819
ABR (in thousands)	$23,416	$23,750	$19,813	$19,919
ABR PSF	$21.75	$19.31	$25.98	$24.33
Cost PSF of executing new leases	$33.04	$36.25	$37.22	$39.56
Number of comparable leases	137	145	135	143
Comparable rent spread	25.2%	32.2%	24.8%	26.5%
Weighted average lease term (in years)	8.6	8.1	7.2	7.4
Renewals and options:
Number of leases	648	611	590	551
Square footage (in thousands)	3,642	3,554	1,360	1,213
ABR (in thousands)	$58,529	$49,625	$35,311	$29,172
ABR PSF	$16.07	$13.96	$25.96	$24.04
ABR PSF prior to renewals	$14.50	$12.77	$22.44	$21.18
Percentage increase in ABR PSF	10.8%	9.3%	15.7%	13.4%
Cost PSF of executing renewals and options	$0.52	$1.89	$0.91	$1.10
Number of comparable leases(2)	485	472	470	459
Comparable rent spread(2)	16.2%	14.6%	17.7%	15.2%
Weighted average lease term (in years)	5.0	4.9	4.3	4.2
Portfolio retention rate	93.9%	90.7%	84.9%	77.5%
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	34

SUMMARY OF OPERATING ACTIVITIES FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Favorable (Unfavorable) Change
(Dollars in thousands)	2023	2022	$	%(1)
Revenues:
Rental income	$597,501	$560,538	$36,963	6.6%
Fees and management income	9,646	11,541	(1,895)	(16.4)%
Other property income	2,977	3,293	(316)	(9.6)%
Total revenues	610,124	575,372	34,752	6.0%
Operating Expenses:
Property operating	102,303	95,359	(6,944)	(7.3)%
Real estate taxes	72,816	67,864	(4,952)	(7.3)%
General and administrative	44,366	45,235	869	1.9%
Depreciation and amortization	236,443	236,224	(219)	(0.1)%
Impairment of real estate assets	—	322	322	NM
Total operating expenses	455,928	445,004	(10,924)	(2.5)%
Other:
Interest expense, net	(84,232)	(71,196)	(13,036)	(18.3)%
Gain on disposal of property, net	1,110	7,517	(6,407)	(85.2)%
Other expense, net	(7,312)	(12,160)	4,848	39.9%
Net income	63,762	54,529	9,233	16.9%
Net income attributable to noncontrolling interests	(6,914)	(6,206)	(708)	(11.4)%
Net income attributable to stockholders	$56,848	$48,323	$8,525	17.6%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 262 properties that were owned and operational prior to January 1, 2022. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing primarily to real estate asset activity occurring after December 31, 2021, which includes five properties disposed of and 18 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the years ended December 31, 2023 and 2022:
Rental Income increased $37.0 million as follows:
•$19.3 million increase related to our same-center portfolio primarily as follows:
▪$16.6 million increase primarily due to a $0.41 increase in average minimum rent PSF and a 1.1% improvement in average occupancy; and
▪$7.3 million increase primarily due to an increase in recoverable income attributed to an increase in real estate taxes, common area maintenance spending, and insurance costs as well as a 1.1% improvement in average occupancy; partially offset by
▪$2.2 million decrease primarily due to collections in 2022 of amounts previously reserved; and
▪$1.3 million decrease primarily due to lower lease buyout income.
•$17.7 million increase primarily related to our acquisition activity, net of dispositions.
Fees and Management Income:
•The $1.9 million decrease in fees and management income was primarily due to $0.1 million realized performance income in 2023 compared to $2.7 million in 2022 for the achievement of certain performance targets related to our Necessity Retail Partners (“NRP”) joint venture.
Property Operating Expenses increased $6.9 million primarily as follows:
•$4.3 million increase from our same-center portfolio and corporate operating activities primarily due to increases in recoverable expenses attributable to higher common area maintenance spending, along with higher insurance and compensation costs; and
•$2.6 million increase primarily due to our acquisition activity, net of dispositions.
Real Estate Tax Expenses:
•The $5.0 million increase in real estate tax expenses is primarily due to our acquisition activity, net of dispositions, and less appeal settlement income in 2023 compared to 2022.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	35

General and Administrative Expenses:
•The $0.9 million decrease in general and administrative expenses is primarily due to a decrease in directors and officers insurance.
Interest Expense, Net:
•The $13.0 million increase during the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to higher interest rates in 2023 partially offset by lower loss on extinguishment or modification of debt. Interest Expense, Net was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2023	2022
Interest on unsecured term loans and senior notes, net	$48,803	$40,975
Interest on secured debt	18,614	20,768
Interest on revolving credit facility, net	8,785	2,069
Non-cash amortization and other	7,662	6,359
Loss on extinguishment or modification of debt and other, net(1)	368	1,025
Interest expense, net	$84,232	$71,196

Weighted-average interest rate as of end of year	4.2%	3.6%
Weighted-average term (in years) as of end of year	3.9	4.4
(1)Includes defeasance fees related to early repayments of debt.
Gain on Disposal of Property, Net:
•The $6.4 million decrease was primarily related to the sale of land acquired by local authorities, as well as the sale of one property and two outparcels with a net gain of $1.1 million during the year ended December 31, 2023, as compared to the sale of four properties and four outparcels with a net gain of $7.5 million during the year ended December 31, 2022 (see Note 4).
Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022
Transaction and acquisition expenses	$(5,675)	$(10,551)
Impairment of investment in third parties (see Note 15)	(3,000)	—
Federal, state, and local income tax expense	(438)	(806)
Equity in net income of unconsolidated investments	372	1,280
Change in fair value of earn-out liability (see Note 16)	—	(1,809)
Other	1,429	(274)
Other expense, net	$(7,312)	$(12,160)

SUMMARY OF OPERATING ACTIVITIES FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
For a discussion of the year-to-year comparisons in the results of operations for the years ended December 31, 2022 and 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K, filed with the SEC on February 21, 2023.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our same-center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the years ended December 31, 2023 and 2022, Same-Center NOI represents the NOI for the 262 properties that were wholly-owned and operational for the entire portion of all comparable reporting periods.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	36

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
The table below compares Same-Center NOI for the years ended December 31, 2023 and 2022 (dollars in thousands):

			Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Revenues:
Rental income(1)	$415,152	$398,507	$16,645
Tenant recovery income	134,860	127,776	7,084
Reserves for uncollectibility(2)	(3,409)	(1,918)	(1,491)
Other property income	2,717	2,967	(250)
Total revenues	549,320	527,332	21,988	4.2%
Operating expenses:
Property operating expenses	83,669	80,683	(2,986)
Real estate taxes	69,035	66,184	(2,851)
Total operating expenses	152,704	146,867	(5,837)	(4.0)%
Total Same-Center NOI	$396,616	$380,465	$16,151	4.2%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net income	$63,762	$54,529
Adjusted to exclude:
Fees and management income	(9,646)	(11,541)
Straight-line rental income(1)	(10,185)	(12,265)
Net amortization of above- and below-market leases	(5,178)	(4,324)
Lease buyout income	(1,222)	(2,414)
General and administrative expenses	44,366	45,235
Depreciation and amortization	236,443	236,224
Impairment of real estate assets	—	322
Interest expense, net	84,232	71,196
Gain on disposal of property, net	(1,110)	(7,517)
Other expense, net	7,312	12,160
Property operating expenses related to fees and management income	2,059	3,046
NOI for real estate investments	410,833	384,651
Less: Non-same-center NOI(2)	(14,217)	(4,186)
Total Same-Center NOI	$396,616	$380,465
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	37

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
The following table presents our calculation of Nareit FFO and Core FFO for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share amounts):

	2023	2022	2021
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$63,762	$54,529	$17,233
Adjustments:
Depreciation and amortization of real estate assets	234,260	232,571	217,564
Impairment of real estate assets	—	322	6,754
Gain on disposal of property, net	(1,110)	(7,517)	(30,421)
Adjustments related to unconsolidated joint ventures	2,636	842	72
Nareit FFO attributable to stockholders and OP unit holders	$299,548	$280,747	$211,202
Calculation of Core FFO Attributable to Stockholders and OP Unit Holders
Nareit FFO attributable to stockholders and OP unit holders	$299,548	$280,747	$211,202
Adjustments:
Depreciation and amortization of corporate assets	2,183	3,653	3,869
Change in fair value of earn-out liability	—	1,809	30,436
Impairment of investment in third parties	3,000	—	—
Transaction and acquisition expenses	5,675	10,551	5,363
Loss on extinguishment or modification of debt and other, net	368	1,025	3,592
Amortization of unconsolidated joint venture basis differences	17	220	1,167
Realized performance income(1)	(75)	(2,742)	(675)
Core FFO attributable to stockholders and OP unit holders	$310,716	$295,263	$254,954

Nareit FFO/Core FFO Attributable to Stockholders and OP Unit Holders per diluted share
Weighted-average shares of common stock outstanding - diluted	132,970	130,332	116,672
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$2.25	$2.15	$1.81
Core FFO attributable to stockholders and OP unit holders per share - diluted	$2.34	$2.27	$2.19
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	38

The following table presents our calculation of EBITDAre and Adjusted EBITDAre for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Calculation of EBITDAre
Net income	$63,762	$54,529	$17,233
Adjustments:
Depreciation and amortization	236,443	236,224	221,433
Interest expense, net	84,232	71,196	76,371
Gain on disposal of property, net	(1,110)	(7,517)	(30,421)
Impairment of real estate assets	—	322	6,754
Federal, state, and local tax expense	438	806	327
Adjustments related to unconsolidated joint ventures	3,721	1,987	1,431
EBITDAre	$387,486	$357,547	$293,128
Calculation of Adjusted EBITDAre
EBITDAre	$387,486	$357,547	$293,128
Adjustments:
Impairment of investment in third parties	3,000	—	—
Change in fair value of earn-out liability	—	1,809	30,436
Transaction and acquisition expenses	5,675	10,551	5,363
Amortization of unconsolidated joint venture basis differences	17	220	1,167
Realized performance income(1)	(75)	(2,742)	(675)
Adjusted EBITDAre	$396,103	$367,385	$329,419
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
IMPACT OF THE UNDERWRITTEN IPO—On July 19, 2021, we closed our underwritten IPO, through which we issued 19.6 million shares, including the underwriters’ overallotment election, of a new class of common stock, $0.01 par value per share, at an initial price to the public of $28.00 per share. As a result of the underwritten IPO, we received gross proceeds of $547.4 million. The underwritten IPO allowed us access to forms of capital not previously available to us, as follows:
•In October 2021, the Operating Partnership completed the registered offering of $350 million aggregate principal amount of 2.625% senior notes (“2021 Bond Offering”) priced at 98.692% of the principal amount and maturing in November 2031. The 2021 Bond Offering resulted in gross proceeds of $345.4 million. The notes are fully and unconditionally guaranteed by us.
•In February 2022, we filed an automatically effective shelf registration statement on Form S-3 providing for the public offering and sale, from time to time, by us of our preferred stock, common stock, debt securities, depository shares, warrants, rights, units, and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts.
•In connection with our February 2022 Form S-3 filing, we commenced the ATM program through which we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million. During the three months ended December 31, 2023, we issued 2.2 million shares of our common stock at a gross weighted average

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	39

price of $35.92 per share under the ATM program for net proceeds of $77.5 million, after approximately $0.8 million in commissions. During the year ended December 31, 2023, we issued 4.2 million shares of our common stock at a gross weighted average price of $35.76 per share under the ATM program for net proceeds of $147.6 million, after approximately $1.5 million in commissions. During the three months ended December 31, 2022, no shares were issued under the ATM program. During the year ended December 31, 2022, we issued 2.6 million shares of our common stock at a gross weighted average price of $34.23 per share under the ATM program for net proceeds of $89.2 million, after approximately $0.9 million in commissions. As of December 31, 2023, approximately $10.8 million of common stock remained available for issuance under the ATM program.
DEBT—The following table summarizes information about our debt as of December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Total debt obligations, gross	$1,986,735	$1,912,784
Weighted-average interest rate	4.2%	3.6%
Weighted-average term (in years)	3.9	4.4

Revolving credit facility capacity(1)	$800,000	$800,000
Revolving credit facility availability(2)	606,550	709,385
(1)The revolving credit facility matures in January 2026, extendable at our option to January 2027. In addition, the revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions.
(2)Net of any outstanding balance and letters of credit.
Debt Activity—During the years ended December 31, 2023 and 2022, we took steps to appropriately ladder our debt maturities and increase debt amounts available to us for future investment activity. Our debt activity during the year ended December 31, 2023 was as follows:
•On July 31, 2023, we amended three senior unsecured term loans with a total notional amount of $475 million scheduled to mature during 2024. The three senior unsecured term loans, as amended, have a total notional amount of $484.8 million. The $161.8 million unsecured term loan is priced based on a leverage grid, which is currently at the Secured Overnight Financing Rate (“SOFR”) plus 1.35% and is scheduled to mature on January 31, 2026 extendable with two one-year options to 2028. The $158 million and $165 million unsecured term loans are priced based on a leverage grid, which is currently at SOFR plus 1.35% and mature on January 31, 2027.
•During the year ended December 31, 2023, we repaid $47.3 million in mortgage debt.
Our debt activity during the year ended December 31, 2022 was as follows:
•In May 2022, we amended our credit facility agreement to, among other things, increase the total amount available under our unsecured revolving credit facility from $500 million to $800 million. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions. The unsecured revolving credit facility is scheduled to mature in January 2026, extendable at our option to January 2027.
•During 2022, we repaid $80.1 million in mortgage debt.
Future Debt Obligations—As of December 31, 2023, including the impact of our swap agreements, our future contractual debt obligations were $115.7 million of debt principal and interest payments during 2024, and $2.2 billion of debt principal and interest payments thereafter (see Note 8). The average annual maturities of our outstanding debt over the next four years as of December 31, 2023 was approximately $313 million including all extension options and approximately $354 million excluding all extension options.
Debt Obligation Guarantees—The 2.625% senior notes issued by the Operating Partnership pursuant to an effective registration statement in October 2021 were, and debt securities of the Operating Partnership registered under our automatically effective shelf registration statement on Form S-3 filed in February 2022 will be, fully and unconditionally guaranteed by us. At December 31, 2023, the Operating Partnership had issued and outstanding its 2.625% senior notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2.625% senior notes are fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Covenants—Credit agreements for our unsecured revolving credit facility and unsecured term loans contain customary financial covenants, including a leverage ratio of 60% or less, with a surge to 65% or less following a material acquisition, and require the fixed-charge ratio to be 1.5:1 or greater. Our unsecured senior notes due 2031 are also subject to customary financial covenants, including a leverage ratio of 65% or less, and require the fixed-charge ratio to be 150% or greater. As of December 31, 2023, we were in compliance with the restrictive covenants of our outstanding debt obligations and we expect to continue to meet the requirements of these covenants over the next twelve months.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	40

OTHER CONTRACTUAL COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS—We enter into leases as a lessee as part of our real estate operations in the form of ground leases of land for certain properties, and as part of our corporate operations in the form of office space and office equipment leases. Currently, neither our operating leases nor our finance leases have residual value guarantees or other restrictions or covenants. We expect to fund these obligations through existing financing or cash flows from operations. As of December 31, 2023, our future contractual obligations as a lessee included operating lease obligations of $0.7 million during 2024, and $7.3 million thereafter. As of December 31, 2023, our future contractual finance lease obligations included $0.3 million during 2024.
We have an off-balance sheet arrangement that includes being the limited guarantor of a $175 million mortgage loan secured by Grocery Retail Partners I LLC (“GRP I”) properties. Our guaranty for the GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with our institutional joint venture partner in which any potential liability under such guarantee will be apportioned between us and our joint venture partner based on our respective ownership percentage in the joint venture. As of December 31, 2023, GRP I had an outstanding debt balance of $174.0 million.
Additionally, our off-balance sheet arrangements include the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, all of our interest rate swaps fix the variable rate interest on our term loan debt. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of December 31, 2023, the notional amount of our interest rate swaps was $0.7 billion. As of December 31, 2023, our future interest rate swap recoverables are $15.8 million during 2024 and $11.3 million thereafter.
FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of December 31, 2023 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$2,011,093	$1,937,142
Less: Cash and cash equivalents	5,074	5,740
Total net debt	$2,006,019	$1,931,402

Enterprise value:
Net debt	$2,006,019	$1,931,402
Total equity market capitalization(1)(2)	4,955,480	4,178,204
Total enterprise value	$6,961,499	$6,109,606
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 135.8 million and 131.2 million diluted shares as of December 31, 2023 and 2022, respectively, and the closing market price per share of $36.48 and $31.84 as of December 31, 2023 and 2022, respectively.
(2)Fully diluted shares include common stock and OP units.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,006,019	$1,931,402
Adjusted EBITDAre - annualized(1)	396,103	367,385
Net debt to Adjusted EBITDAre - annualized	5.1x	5.3x

Net debt to total enterprise value:
Net debt	$2,006,019	$1,931,402
Total enterprise value	6,961,499	6,109,606
Net debt to total enterprise value	28.8%	31.6%
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
During the years ended December 31, 2023 and 2022, we had gross capital spend of $95.3 million and $104.5 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis for the years ended December 31, 2023 and 2022 (in thousands):

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	41

	2023	2022
Capital expenditures for real estate:
Capital improvements	$22,766	$17,828
Tenant improvements	26,663	24,194
Redevelopment and development	38,206	53,671
Total capital expenditures for real estate	87,635	95,693
Corporate asset capital expenditures	963	3,292
Capitalized indirect costs(1)	4,103	3,430
Total capital spending activity(2)	$92,701	$102,415
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
(2)Amounts reported are net of insurance proceeds of $2.6 million and $2.1 million for property damage claims for the years ended December 31, 2023 and 2022, respectively.
We expect our capital expenditures to reach $100 million - $110 million in 2024, which includes $40 million - $50 million related to development and redevelopment projects. We anticipate that obligations related to capital improvements, as well as redevelopment and development, in 2024 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to average between 9%-12%. Our current in process projects represent an estimated total investment of $33.7 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.
REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. We are currently targeting acquisitions of $200 million - $300 million annually. The following table highlights our property acquisitions during the years ended December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Number of properties acquired	11	7
Number of outparcels acquired(1)	3	4
Contract price	$278,480	$280,515
Total price of acquisitions(2)	270,262	282,000
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)Total price of acquisitions includes closing costs less credits and assumed debt obligations.
REAL ESTATE DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table highlights our property dispositions during the years ended December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Number of properties sold	1	4
Number of outparcels sold	2	4
Contract price	$6,250	$53,987
Proceeds from sale of real estate, net(1)(2)	7,208	52,019
Gain on disposal of property, net(2)	1,110	7,517
(1)Total proceeds from sale of real estate, net includes closing costs less credits.
(2)Activity for the year ended December 31, 2023 includes land acquired from us by local authorities.
DISTRIBUTIONS—We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction).
In 2023, we declared and paid monthly distributions of $0.0933 per share, or $1.12 annualized, for each month beginning January 2023 through August 2023. On September 1, 2023, the Board authorized a 4.5% increase of our monthly distribution rate to $0.0975 per common share. We declared and paid monthly distributions of $0.0975 per share, or $1.17 annualized, for each month beginning September 2023 through December 2023.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	42

The December 2023 and January 2024 distributions of $0.0975 per share were paid on January 2, 2024 and February 1, 2024, respectively. OP unit holders will receive distributions at the same rate as common stockholders, subject to any applicable withholding. The timing and amount of distributions are determined by our Board and is influenced in part by our intention to comply with REIT requirements of the IRC.
In 2022, we declared and paid monthly distributions of $0.09 per share, or $1.08 annualized, for each month beginning January 2022 through August 2022. We declared and paid monthly distributions of $0.0933 per share, or $1.12 annualized, an increase of 3.7%, for each month beginning September 2022 through December 2022.
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
CASH FLOW ACTIVITIES—As of December 31, 2023, we had cash and cash equivalents and restricted cash of $8.9 million, a net cash decrease of $8.5 million during the year ended December 31, 2023.
Below is a summary of our cash flow activity for the years ended December 31, 2023 and 2022 (dollars in thousands):

	2023	2022	$ Change	% Change(1)
Net cash provided by operating activities	$290,968	$290,890	$78	—%
Net cash used in investing activities	(353,386)	(331,245)	(22,141)	(6.7)%
Net cash provided by (used in) financing activities	53,947	(57,825)	111,772	NM
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income and is offset by property operating expenses, real estate taxes, and general and administrative costs. The increase in property operations was primarily due to a $16.2 million, or 4.2%, improvement in Same-Center NOI as compared to 2022, and the execution of our acquisition strategy. During the year ended December 31, 2023, we had a net cash outlay of $9.4 million from changes in working capital as compared to a net cash outlay of $0.2 million during the same period in 2022. This change was primarily driven by an increase in real estate tax payments.
•Cash paid for interest—During the year ended December 31, 2023, we paid $76.5 million for interest, an increase of $11.4 million over the same period in 2022, largely due to higher interest rates in 2023.
•Fees and management income—We also generate operating cash from our third-party investment management business, pursuant to various management and advisory agreements between us and the Managed Funds. Our fee and management income was $9.6 million for the year ended December 31, 2023, a decrease of $1.9 million as compared to the same period in 2022. The decrease in fees and management income was primarily due to our joint venture with NRP from which we recognized income related to NRP’s achievement of certain performance targets of $0.1 million for the year ended December 31, 2023, compared to income of $2.7 million in 2022.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the year ended December 31, 2023, our acquisitions resulted in a total cash outlay of $270.3 million, as compared to a total cash outlay of $282.0 million during the same period in 2022.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the year ended December 31, 2023, we paid $95.3 million for capital expenditures, a decrease of $9.2 million over the same period in 2022.
•Real estate dispositions—During the year ended December 31, 2023, our dispositions resulted in a net cash inflow of $7.2 million, as compared to a net cash inflow of $52.0 million during the same period in 2022.
FINANCING ACTIVITIES—Our net cash provided by (used in) financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the year ended December 31, 2023, we had $64.2 million in net borrowings as compared to $1.3 million in net repayment of debt during the same period a year ago. See “Debt Activity” above for more details.
•Issuance of common stock—During the year ended December 31, 2023, we issued 4.2 million shares of our common stock under the ATM program for net proceeds of $147.6 million. During the year ended December 31, 2022, we issued 2.6 million shares of our common stock under the ATM program for net proceeds of $89.2 million.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased by $7.8 million during the year ended December 31, 2023 as compared to the same period in

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	43

2022, primarily due to an increase in shares of common stock outstanding as a result of issuances under the ATM program and our distribution increases in both 2022 and 2023.

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
Rental Income—The majority of our revenue is lease revenue derived from our real estate assets, for which we are the lessor. Lease receivables are reviewed continually to determine whether or not it is probable that we will realize substantially all remaining lease payments for each of our Neighbors (i.e., whether a Neighbor is deemed to be a credit risk). If we determine it is not probable that we will collect substantially all of the remaining lease payments from a Neighbor, revenue for that Neighbor is recorded on a cash basis (“cash-basis Neighbor”), including no longer recognizing straight-line rent receivables and/or receivables for recoverable expenses. We will resume recording lease income on an accrual basis for cash-basis Neighbors once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments and no remaining unpaid rent for a certain timeframe. Neighbors who represent approximately 2% of our ABR are on our watchlist for review for collectibility as of December 31, 2023. However, not all of our watchlist Neighbors have an open receivable balance with us at December 31, 2023.
Additionally, we record a general reserve based on our review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical uncollectible tenant receivables, outstanding balances, and the current economic climate.
The aforementioned adjustments, as well as any reserve for disputed charges, are recorded as a reduction of Rental Income on the consolidated statements of operations and comprehensive income (“consolidated statements of operations”).
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	44

As of December 31, 2023, we had four interest rate swaps that fixed SOFR on $700 million of our unsecured term loan facilities.
In January 2024, we entered into an interest rate swap which has a notional amount of $150 million and swaps SOFR for a fixed rate of approximately 3.45% effective September 2024 and maturing December 2025.
As of December 31, 2023, we had not fixed the interest rate on $445.8 million of our unsecured debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. We estimate that a one percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2023 would result in approximately $4.5 million of additional interest expense annually. The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure. For further discussion of certain quantitative details related to our interest rate swaps, see Note 9.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of December 31, 2023, at a reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements, which are included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption "Report of Independent Registered Public Accounting Firm”.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	45

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Phillips Edison & Company, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Phillips Edison & Company, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 12, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 12, 2024

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	47

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

w PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is included under the caption “Information about our Executive Officers” in Part I hereof or will be included in our definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2023 in connection with the Company's 2024 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the Company's 2024 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the Company's 2024 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the Company's 2024 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the Company's 2024 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	48

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
Form S-11, filed March 1, 2010, Exhibit 4.2
4.2	Third Amended and Restated Dividend Reinvestment Plan	Form S-3, filed October 31, 2019, Exhibit 4.7
4.3	Phillips Edison & Company, Inc. Fourth Amended and Restated Share Repurchase Program, dated January 14, 2021	Form 8-K, filed January 14, 2021, Exhibit 99.1
4.4	Fourth Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P.	Form 10-K, filed March 30, 2018, Exhibit 4.4
4.5	Description of Phillips Edison & Company, Inc.’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Form 10-K, filed March 12, 2021, Exhibit 4.5
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
10.5
First Amendment to the Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and PNC Bank, National Association as administrative agent, dated May 20, 2022
Form 8-K, filed May 20, 2022, Exhibit 10.1
10.6	Loan Agreement by and among the Borrowers and Teachers Insurance and Annuity Association of America, dated October 4, 2017	Form 10-Q, filed November 9, 2017, Exhibit 10.10

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	49

Ex.	Description	Reference
10.7	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing	Form 10-Q, filed November 9, 2017, Exhibit 10.11
10.8	Phillips Edison & Company, Inc. 2020 Omnibus Incentive Plan*	Schedule 14A, filed April 7, 2020, Appendix A
10.9	First Amendment to Phillips Edison & Company, Inc. 2020 Omnibus Incentive Plan *	Schedule 14A, filed April 9, 2021, Appendix A
10.10	Amended and Restated 2010 Independent Director Stock Plan*	Form S-11/A, filed August 11, 2010, Exhibit 10.3
10.11	Amended and Restated 2010 Long-Term Incentive Plan*	Form 10-Q, filed November 9, 2017, Exhibit 10.14
10.12	Phillips Edison and Company, Inc. Amended & Restated Executive Severance and Change in Control Plan dated March 11, 2020*	Form S-11/A, filed July 7, 2021, Exhibit 10.19
10.13	Equity Vesting Agreement with Devin Murphy dated October 2, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.15
10.14	Participation Agreement for Jeffrey Edison dated October 4, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.16
10.15	Participation Agreement for Devin Murphy dated October 4, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.17
10.16	Participation Agreement for Robert Myers dated October 4, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.18
10.17	Participation Agreement for Tanya Brady dated March 12, 2019*	Form 10-K, filed March 13, 2019, Exhibit 10.23
10.18	Participation Agreement for John Caulfield dated August 7, 2019*	Form 10-Q, filed August 12, 2019, Exhibit 10.1
10.19	2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 12, 2019*	Form 10-K, filed March 13, 2019, Exhibit 10.26
10.20	Amendment to 2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 11, 2020*	Form 10-K, filed March 12, 2020, Exhibit 10.22
10.21	2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 12, 2019*	Form 10-K, filed March 13, 2019, Exhibit 10.27
10.22	Amendment to 2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 11, 2020*	Form 10-K, filed March 12, 2020, Exhibit 10.24
10.23	Form of LTIP Listing Equity Grant*	Form S-11/A, filed July 7, 2021, Exhibit 10.32
10.24	Form of LTIP Listing Equity Grant (Murphy)*	Form S-11/A, filed July 7, 2021, Exhibit 10.33
10.25	Form of RSU Listing Equity Grant*	Form S-11/A, filed July 7, 2021, Exhibit 10.34
10.26	Form of Restricted Stock Listing Equity Grant*	Form S-11/A, filed July 7, 2021, Exhibit 10.35
10.27	Form of Performance LTIP Unit Award Agreement (2022)*	Form 8-K, filed March 4, 2022, Exhibit 10.1
10.28	Form of Performance LTIP Unit Award Agreement (2022 - Murphy)*	Form 8-K, filed March 4, 2022, Exhibit 10.2
10.29	Form of Time-Based LTIP Unit Award Agreement (2022)*	Form 8-K, filed March 4, 2022, Exhibit 10.3
10.30	Form of Time-Based LTIP Unit Award Agreement (2022 - Murphy)*	Form 8-K, filed March 4, 2022, Exhibit 10.4
10.31
Second Amended and Restated Credit Agreement, dated as of July 31, 2023, among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent

Form 10-Q, filed August 2, 2023, Exhibit 10.1
10.32
Amended and Restated Credit Agreement, dated as of July 31, 2023, among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Capital One, National Association, as administrative agent
Form 10-Q, filed August 2, 2023, Exhibit 10.2
10.33
Amended and Restated Credit Agreement, dated as of July 31, 2023, among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and KeyBank National Association, as administrative agent
Form 10-Q, filed August 2, 2023, Exhibit 10.3
21.1	Subsidiaries of the Company**
22.1	List of Issuers of Guaranteed Securities**
23.1	Consent of Deloitte & Touche LLP**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	50

Ex.	Description	Reference
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***
97	Phillips Edison & Company, Inc. Policy for Recovery of Erroneously Awarded Compensation**
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows

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
* Management Contract or Compensatory Plan
** Filed herewith
*** Furnished herewith

ITEM 16. FORM 10-K SUMMARY
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	51

*All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Phillips Edison & Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips Edison & Company, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
During the year ended December 31, 2023, the Company acquired eleven properties and three outparcels for an aggregate purchase price of $278 million. The Company accounted for the acquisitions as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on their relative fair values, to building and building improvements, land and land improvements, furniture, fixtures, and equipment, in-place leases, and other intangible assets and assumed liabilities. Estimates of fair values were based upon assumptions that the Company believes are similar to those used by independent appraisers. Valuation assumptions utilized include comparable sales transactions, costs to replace certain assets, market rents, discount rates, and terminal capitalization rates.
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
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the identification of real estate assets, and the valuation methodology for estimating the fair value of assets acquired and liabilities assumed.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-2

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 12, 2024

We have served as the Company's auditor since 2009.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022
(In thousands, except per share amounts)

	2023	2022
ASSETS
Investment in real estate:
Land and improvements	$1,768,487	$1,674,133
Building and improvements	3,818,184	3,572,146
In-place lease assets	495,525	471,507
Above-market lease assets	74,446	71,954
Total investment in real estate assets	6,156,642	5,789,740
Accumulated depreciation and amortization	(1,540,551)	(1,316,743)
Net investment in real estate assets	4,616,091	4,472,997
Investment in unconsolidated joint ventures	25,220	27,201
Total investment in real estate assets, net	4,641,311	4,500,198
Cash and cash equivalents	4,872	5,478
Restricted cash	4,006	11,871
Goodwill	29,066	29,066
Other assets, net	186,411	188,879
Total assets	$4,865,666	$4,735,492
LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$1,969,272	$1,896,594
Below-market lease liabilities, net	108,223	109,799
Accounts payable and other liabilities	116,461	113,185
Deferred income	18,359	18,481
Total liabilities	2,212,315	2,138,059
Commitments and contingencies (see Note 11)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 122,024 and 117,126 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,220	1,171
Additional paid-in capital (“APIC”)	3,546,838	3,383,978
Accumulated other comprehensive income (“AOCI”)	10,523	21,003
Accumulated deficit	(1,248,273)	(1,169,665)
Total stockholders’ equity	2,310,308	2,236,487
Noncontrolling interests	343,043	360,946
Total equity	2,653,351	2,597,433
Total liabilities and equity	$4,865,666	$4,735,492

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In thousands, except per share amounts)

	2023	2022	2021
Revenues:
Rental income	$597,501	$560,538	$519,495
Fees and management income	9,646	11,541	10,335
Other property income	2,977	3,293	3,016
Total revenues	610,124	575,372	532,846
Operating Expenses:
Property operating	102,303	95,359	92,914
Real estate taxes	72,816	67,864	65,381
General and administrative	44,366	45,235	48,820
Depreciation and amortization	236,443	236,224	221,433
Impairment of real estate assets	—	322	6,754
Total operating expenses	455,928	445,004	435,302
Other:
Interest expense, net	(84,232)	(71,196)	(76,371)
Gain on disposal of property, net	1,110	7,517	30,421
Other expense, net	(7,312)	(12,160)	(34,361)
Net income	63,762	54,529	17,233
Net income attributable to noncontrolling interests	(6,914)	(6,206)	(2,112)
Net income attributable to stockholders	$56,848	$48,323	$15,121
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 14)	$0.48	$0.42	$0.15

Comprehensive income:
Net income	$63,762	$54,529	$17,233
Other comprehensive (loss) income:
Change in unrealized value on interest rate swaps	(11,816)	51,285	32,000
Comprehensive income	51,946	105,814	49,233
Net income attributable to noncontrolling interests	(6,914)	(6,206)	(2,112)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	1,265	(5,736)	(4,500)
Reallocation of comprehensive income (loss) upon conversion of noncontrolling interests	71	273	(13)
Comprehensive income attributable to stockholders	$46,368	$94,145	$42,608
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In thousands, except per share amounts)

	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	—	$—	93,279	$2,798	$2,739,358	$(52,306)	$(999,491)	$1,690,359	$325,570	$2,015,929
Issuance of common stock	19,550	196	—	—	547,205	—	—	547,401	—	547,401
Offering costs, discounts, and commissions	—	—	—	—	(39,048)	—	—	(39,048)	—	(39,048)
Dividend reinvestment plan (“DRIP”)	—	—	280	8	7,360	—	—	7,368	—	7,368
Share repurchases	—	—	(24)	—	(123)	—	—	(123)	—	(123)
Change in unrealized value on interest rate swaps	—	—	—	—	—	27,500	—	27,500	4,500	32,000
Common distributions declared, $1.035 per share	—	—	—	—	—	—	(106,467)	(106,467)	—	(106,467)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(14,332)	(14,332)
Share-based compensation	—	—	102	1	6,753	—	—	6,754	9,640	16,394
Conversion of noncontrolling interests	—	—	28	—	691	(13)	—	678	(678)	—
Impact of reverse stock split	—	—	—	(1,871)	1,871	—	—	—	—	—
Other	—	—	—	—	(29)	—	—	(29)	—	(29)
Net income	—	—	—	—	—	—	15,121	15,121	2,112	17,233
Balance at December 31, 2021	19,550	196	93,665	936	3,264,038	(24,819)	(1,090,837)	2,149,514	326,812	2,476,326
Conversion of Class B common stock	93,665	936	(93,665)	(936)	—	—	—	—	—	—
Issuance of common stock	2,633	26	—	—	90,098	—	—	90,124	—	90,124
Offering costs, discounts, and commissions	—	—	—	—	(1,090)	—	—	(1,090)	—	(1,090)
Change in unrealized value on interest rate swaps	—	—	—	—	—	45,549	—	45,549	5,736	51,285
Common distributions declared, $1.0932 per share	—	—	—	—	—	—	(127,151)	(127,151)	—	(127,151)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,241)	(16,241)
Share-based compensation	109	1	—	—	5,528	—	—	5,529	9,877	15,406
Conversion of noncontrolling interests	1,169	12	—	—	25,404	273	—	25,689	(25,689)	—
Settlement of earn-out liability	—	—	—	—	—	—	—	—	54,245	54,245
Net income	—	—	—	—	—	—	48,323	48,323	6,206	54,529
Balance at December 31, 2022	117,126	1,171	—	—	3,383,978	21,003	(1,169,665)	2,236,487	360,946	2,597,433
Issuance of common stock	4,170	42	—	—	150,793	—	—	150,835	—	150,835
Offering costs, discounts, and commissions	—	—	—	—	(1,939)	—	—	(1,939)	—	(1,939)
Change in unrealized value on interest rate swaps	—	—	—	—	—	(10,551)	—	(10,551)	(1,265)	(11,816)
Common distributions declared, $1.1364 per share	—	—	—	—	—	—	(135,456)	(135,456)	—	(135,456)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,334)	(16,334)
Share-based compensation	211	2	—	—	1,164	—	—	1,166	5,700	6,866
Conversion of noncontrolling interests	517	5	—	—	12,842	71	—	12,918	(12,918)	—
Net income	—	—	—	—	—	—	56,848	56,848	6,914	63,762
Balance at December 31, 2023	122,024	$1,220	—	$—	$3,546,838	$10,523	$(1,248,273)	$2,310,308	$343,043	$2,653,351
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,762	$54,529	$17,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	234,260	232,571	217,564
Impairment of real estate assets	—	322	6,754
Depreciation and amortization of corporate assets	2,183	3,653	3,869
Net amortization of above- and below-market leases	(5,178)	(4,324)	(3,581)
Amortization of deferred financing expenses	4,237	3,410	4,416
Amortization of debt and derivative adjustments	2,884	2,473	1,846
Loss (gain) on extinguishment or modification of debt, net	368	(95)	1,996
Gain on disposal of property, net	(1,110)	(7,517)	(30,421)
Impairment of investment in third parties	3,000	—	—
Change in fair value of earn-out liability	—	1,809	30,436
Straight-line rent	(10,145)	(12,301)	(9,427)
Share-based compensation	6,866	15,406	16,394
Return on investment in unconsolidated joint ventures	271	1,253	2,696
Other	(1,018)	(107)	(883)
Changes in operating assets and liabilities:
Other assets, net	(11,524)	(10,147)	(4,498)
Accounts payable and other liabilities	2,112	9,955	8,508
Net cash provided by operating activities	290,968	290,890	262,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(270,262)	(282,000)	(308,358)
Capital expenditures	(95,262)	(104,495)	(75,035)
Proceeds from sale of real estate, net	7,208	52,019	206,377
Investment in third parties	—	—	(3,000)
Return of investment in unconsolidated joint ventures	1,969	4,151	5,039
Investment in marketable securities	—	(3,000)	(5,514)
Proceeds from sale of marketable securities	400	—	—
Insurance proceeds for property damage claims	2,561	2,080	—
Net cash used in investing activities	(353,386)	(331,245)	(180,491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	149,135	90,124	547,401
Payment of offering costs	(1,939)	(1,090)	(39,048)
Repurchases of Class B common stock	—	—	(77,765)
Proceeds from revolving credit facility	503,000	376,000	9,000
Payments on revolving credit facility	(401,000)	(297,000)	(9,000)
Proceeds from notes and loans payable	58,000	—	822,018
Payments on mortgages and loans payable	(101,504)	(81,920)	(1,229,715)
Distributions paid, net of DRIP	(135,749)	(127,083)	(106,699)
Distributions to noncontrolling interests	(15,996)	(16,856)	(14,982)
Other	—	—	(29)
Net cash provided by (used in) financing activities	53,947	(57,825)	(98,819)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(8,471)	(98,180)	(16,408)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	17,349	115,529	131,937
End of year	$8,878	$17,349	$115,529

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$4,872	$5,478	$92,585
Restricted cash	4,006	11,871	22,944
Cash, cash equivalents, and restricted cash at end of year	$8,878	$17,349	$115,529

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-7

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In thousands)

	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$76,479	$65,096	$68,092
Cash paid for income taxes, net	689	194	559
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Settlement of earn-out liability	—	54,245	—
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	887	36	902
Accrued capital expenditures	9,892	9,834	6,443
Receivable from issuance of common stock	1,700	—	—
Investment in third party	—	6,800	—
Contribution of corporate assets	—	(4,304)	—
Assumed debt obligations, net	9,614	—	—
Assumed below-market debt	444	—	—
Above-market contract	—	(2,496)	—
Change in distributions payable	(293)	68	(7,600)
Change in distributions payable - noncontrolling interests	338	(615)	(650)
Distributions reinvested	—	—	7,368
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-8

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
We are a real estate investment trust (“REIT”) that invests primarily in omni-channel grocery-anchored neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to two unconsolidated institutional joint ventures, in which we have partial ownership interests, and one private fund (collectively, the “Managed Funds”).
As of December 31, 2023, we wholly-owned 281 real estate properties. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), which owned 20 properties.
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
•In October 2021, the Operating Partnership completed the registered offering of $350 million aggregate principal amount of 2.625% senior notes (“2021 Bond Offering”) priced at 98.692% of the principal amount and maturing in November 2031. The 2021 Bond Offering resulted in gross proceeds of $345.4 million. The notes are fully and unconditionally guaranteed by us.

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-9

related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions; the valuation and nature of derivatives and their effectiveness as hedges; valuations of contingent consideration; and other fair value measurement assessments required for the preparation of the consolidated financial statements. Actual results could differ from those estimates.
Stock Issuance Costs—Stock issuance costs are offset against stock issuance proceeds and capitalized as a component of APIC on the consolidated balance sheets. We had stock issuance costs of approximately $1.9 million, $1.1 million, and $39.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Other costs and expenses indirectly related to stock issuance activities are not capitalized and are included as expense on our consolidated statements of operations and comprehensive income (“consolidated statements of operations”). For the year ended December 31, 2021, we incurred other indirect costs and expenses related to our underwritten IPO of $4.3 million, which included grants of restricted stock units (“RSUs”), that were expensed and included as transaction costs in Other Expense, Net on our consolidated statements of operations.
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
Additionally, a Section 1031 like-kind exchange (“Section 1031 Exchange”) pursuant to the Internal Revenue Code of 1986, as amended (the “IRC”), entails selling one property and reinvesting the proceeds in one or more properties that are similar in nature, character, or class within 180 days. A reverse Section 1031 Exchange occurs when one or more properties is purchased prior to selling one property to be matched in the like-kind exchange, during which time legal title to the purchased property is held by an intermediary. Because we retain essentially all of the legal and economic benefits and obligations related to the acquisition, we consider the purchased property in a reverse Section 1031 Exchange to be a VIE, and therefore, we will consolidate the entity as the primary beneficiary in these instances.
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
Restricted Cash—Restricted cash primarily consists of cash restricted for the purpose of facilitating a Section 1031 Exchange, escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements. During 2023, we did not sell any properties as part of facilitating a Section 1031 Exchange that remained open at the end of the year. During 2022, we sold two properties as part of facilitating a Section 1031 Exchange that remained open at the end of the year. The net proceeds of these sales were held as restricted cash with a qualified intermediary totaling $1.7 million.
Investment in Property and Lease Intangibles—We apply Accounting Standards Codification (“ASC”) Topic 805: Business Combinations (“ASC 805”) when evaluating any purchases of real estate. Under this guidance, our real estate acquisition activity is not generally considered a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs are capitalized and amortized over the life of the related assets, and there is no recognition of goodwill. None of our real estate acquisitions in 2023 and 2022 met the definition of a business; therefore, we accounted for all as asset acquisitions.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-10

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
We estimate the fair value of assumed loans payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed loans payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the loan’s outstanding principal balance is amortized over the life of the loan as an adjustment to interest expense. Our accumulated amortization of above- and below-market debt was $1.8 million and $0.3 million as of December 31, 2023 and 2022, respectively.
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
Estimates of fair value used in our evaluation of goodwill and intangible assets are based upon discounted future cash flow projections, relevant competitor multiples, or other acceptable valuation techniques. These techniques are based, in turn, upon all available evidence including level three inputs (see fair value measurement policy below), such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our analysis, we concluded that goodwill was not impaired for the years ended December 31, 2023 and 2022.
Held for Sale Assets—We consider assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies, and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. As of December 31, 2023 and 2022, there were no properties classified as held for sale.
Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing expenses related to our term loan facilities and mortgages are in Debt Obligations, Net, while deferred financing expenses related to our revolving credit facility are in Other Assets, Net, on our consolidated balance sheets. The accumulated amortization of deferred financing expenses in Debt Obligations, Net was $15.9 million and $14.7 million as of December 31, 2023 and 2022, respectively.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-11

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-12

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-13

Lease receivables are reviewed continually to determine whether or not it is probable that we will realize substantially all remaining lease payments for each of our tenants (i.e., whether a tenant is deemed to be a credit risk). Additionally, we record a general reserve based on our review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical bad debt, outstanding balances, and the current economic climate. If we determine it is not probable that we will collect substantially all of the remaining lease payments from a tenant, revenue for that tenant is recorded on a cash basis (“cash-basis tenant”), including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. We will resume recording lease income on an accrual basis for cash-basis tenants once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Rental Income on the consolidated statements of operations. As of December 31, 2023 and 2022, the reserve in accounts receivable for uncollectible amounts was $1.9 million and $3.0 million, respectively. Receivables on our consolidated balance sheets exclude amounts removed related to tenants considered to be non-creditworthy, which were $10.7 million and $10.4 million as of December 31, 2023 and 2022, respectively.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-14

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
Share-based compensation expense for all awards is included in General and Administrative and Property Operating in our consolidated statements of operations, excluding the expense related to RSUs awarded in connection with our underwritten IPO, which is included in Other Expense, Net. For more information about our stock-based compensation program, see Note 13.
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
Income Taxes—We have elected to be taxed as a REIT under the IRC. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. We intend to continue to adhere to these requirements and to maintain our REIT status. As a REIT, we are entitled to a deduction for some or all of the distributions we pay to our stockholders. Accordingly, we are generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth subsequent taxable year.
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary (“TRS”) entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions. We recognized an insignificant amount of federal, state, and local income tax expense for the years ended December 31, 2023, 2022, and 2021, and we retain a full valuation allowance for our net deferred tax asset. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations. For more information regarding our income taxes, see Note 10.
Recently Issued Accounting Pronouncements—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The ASU also makes several other changes to income tax disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2024. The guidance should be applied prospectively; however, retrospective application is permitted. Early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-15

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Rental income related to fixed lease payments(1)	$446,576	$416,865	$382,667
Rental income related to variable lease payments(1)(2)	138,691	127,316	119,077
Straight-line rent amortization(3)	9,539	11,668	9,005
Amortization of lease assets	5,126	4,266	3,539
Lease buyout income	1,222	2,414	3,485
Adjustments for collectibility(4)	(3,653)	(1,991)	1,722
Total rental income	$597,501	$560,538	$519,495
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
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of December 31, 2023, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, are as follows (in thousands):

Year	Amount
2024	$458,756
2025	410,401
2026	344,405
2027	277,629
2028	206,567
Thereafter	534,910
Total	$2,232,668
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of December 31, 2023. As of December 31, 2023, our wholly-owned real estate investments in Florida and California represented 12.0% and 11.0% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse weather or economic events in the Florida (see “Hurricane Ian” in Note 4) and California real estate markets.
Lessee—Lease assets and liabilities, grouped by balance sheet line where they are recorded, consisted of the following as of December 31, 2023 and 2022 (in thousands):

Balance Sheet Information	Balance Sheet Location	2023	2022
ROU assets, net - operating leases	Investment in Real Estate	$3,734	$3,832
ROU assets, net - operating and finance leases	Other Assets, Net	1,323	1,022
Operating lease liability	Accounts Payable and Other Liabilities	5,094	4,705
Finance lease liability	Debt Obligations, Net	308	585
As of December 31, 2023, the weighted-average remaining lease term was approximately 1.2 years for finance leases and 20.5 years for operating leases. The weighted-average discount rate was 3.6% for finance leases and 4.7% for operating leases.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-16

Future undiscounted payments for fixed lease charges by lease type, inclusive of options reasonably certain to be exercised, are as follows as of December 31, 2023 (in thousands):

	Undiscounted
Year	Operating	Finance
2024	$650	$295
2025	423	16
2026	363	9
2027	366	—
2028	377	—
Thereafter	5,772	—
Total undiscounted cash flows from leases	7,951	320
Total lease liabilities recorded at present value	5,094	308
Difference between undiscounted cash flows and present value of lease liabilities	$2,857	$12

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	2023	2022	2021
Number of properties acquired	11	7	9
Number of outparcels acquired(1)	3	4	5
Contract price	$278,480	$280,515	$307,551
Total price of acquisitions(2)	270,262	282,000	308,358
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)Total price of acquisitions includes closing costs less credits and assumed debt obligations.
The aggregate purchase price of the assets acquired during the years ended December 31, 2023 and 2022 were allocated as follows (in thousands):

	2023	2022
ASSETS
Land and improvements	$80,701	$87,762
Building and improvements	180,155	180,365
In-place lease assets	26,690	24,408
Above-market lease assets	2,688	3,903
Below-market debt	444	—
Total assets	290,678	296,438

LIABILITIES
Debt obligations, net	9,614	—
Below-market lease liabilities	10,802	14,438
Total liabilities	20,416	14,438

Net assets acquired	$270,262	$282,000

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-17

The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles and below-market debt acquired during the years ended December 31, 2023 and 2022 are as follows (in years):

	2023	2022
Acquired in-place leases	12	12
Acquired above-market leases	9	8
Acquired below-market leases	18	21
Assumed below-market debt	2	—
Property Dispositions—The following table summarizes our real estate disposition activity for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	2023	2022	2021
Number of properties sold(1)	1	4	24
Number of outparcels sold(2)(3)	2	4	4
Contract price	$6,250	$53,987	$216,052
Proceeds from sale of real estate, net(4)(5)	7,208	52,019	206,377
Gain on sale of property, net(5)(6)	1,110	7,517	34,309
(1)We retained one outparcel related to a property sale during the year ended December 31, 2021 and therefore the sale did not result in a reduction in our total property count.
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
(4)Total proceeds from sale of real estate, net includes closing costs less credits.
(5)Activity for the year ended December 31, 2023 includes land acquired from us by local authorities.
(6)During the year ended December 31, 2021, Gain on Disposal of Property, Net on the consolidated statements of operations includes miscellaneous write-off activity, which is not included in gain on sale of property, net, presented above.
Hurricane Ian - On September 28, 2022, Hurricane Ian struck the southeast United States and caused various amounts of damage to our properties located in the region. During 2022, we recorded gross cumulative accelerated depreciation of $2.7 million for damages sustained to the properties, which was reduced by insurance recoveries $1.0 million (net of deductibles and self-insurance of $1.7 million) collected in 2023. As of December 31, 2022, we had a receivable balance of $1.0 million, which was recorded in Other Assets, Net on our consolidated balance sheets.

5. INTANGIBLE ASSETS AND LIABILITIES
Goodwill—During the years ended December 31, 2023, 2022, and 2021, we recorded no impairments to goodwill.
Other Intangible Assets and Liabilities—Other intangible assets and liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	2023		2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Corporate intangible assets	$6,686	$(5,994)	$6,692	$(5,636)
In-place leases	495,525	(295,957)	471,507	(262,650)
Above-market leases	74,446	(57,964)	71,954	(52,230)
Below-market lease liabilities	(182,689)	74,466	(173,878)	64,079
Above-market contract(1)	(2,496)	499	(2,496)	—
(1)Recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets.
Summarized below is the amortization recorded on other intangible assets and liabilities for the years ended December 31, 2023, 2022, and 2021 (in thousands):

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-18

	2023	2022	2021
Corporate intangible assets	$361	$364	$372
In-place leases	34,380	36,851	34,221
Above-market leases	5,865	6,485	6,319
Below-market lease liabilities	(11,044)	(10,809)	(9,900)
Above-market contract	(499)	—	—
Estimated future amortization of the respective other intangible assets and liabilities as of December 31, 2023, excluding estimated amounts related to properties classified as held for sale, for each of the next five years is as follows (in thousands):

	Corporate Intangible Assets	In-Place Leases	Above-Market Leases	Below-Market Lease Liabilities	Above-Market Contract
2024	$360	$32,970	$4,928	$(10,689)	$(499)
2025	325	28,281	3,561	(9,873)	(499)
2026	5	23,959	2,418	(9,122)	(499)
2027	1	20,805	1,691	(8,699)	(499)
2028	—	17,473	1,160	(8,227)	—

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
Necessity Retail Partners—As of December 31, 2023, we owned a 20% equity interest in Necessity Retail Partners (“NRP”). NRP was initially formed in March 2016 pursuant to the terms of a joint venture agreement, as amended, between Phillips Edison Grocery Center REIT II, Inc. and an affiliate of TPG Real Estate and is set to expire in 2024 unless otherwise extended by the members. In May 2022, we sold the final property in the joint venture. With the monetization of the joint venture, we exceeded the targeted return and as such were paid compensation of $0.1 million, $2.7 million, and $0.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, which is recorded in Fees and Management Income on our consolidated statements of operations.
The following table summarizes balances on the consolidated balance sheets related to our unconsolidated joint ventures as of December 31, 2023 and 2022 (dollars in thousands):

	2023			2022
Joint Venture	Ownership Percentage	Number of Shopping Centers	Investment Balance	Ownership Percentage	Number of Shopping Centers	Investment Balance
GRP I	14%	20	$24,701	14%	20	$26,576
NRP	20%	—	519	20%	—	625

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-19

The following table summarizes the activity on the consolidated statements of operations related to our unconsolidated joint ventures as of December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Distributions to PECO After Formation or Assumption
GRP I	$2,156	$2,295	$2,598
NRP	84	3,109	5,137

Gain (Loss) from Unconsolidated Joint Ventures(1)
GRP I	$281	$246	$162
NRP	(21)	1,253	2,695

Amortization and Write-Off of Basis Differences(1)
NRP	$—	$219	$1,162
(1)Recorded in Other Expense, Net in the consolidated statements of operations.

7. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Other assets, net:
Deferred leasing commissions and costs	$53,379	$49,687
Deferred financing expenses(1)	8,984	8,984
Office equipment, including capital lease assets, and other	24,073	23,051
Corporate intangible assets	6,686	6,692
Total depreciable and amortizable assets	93,122	88,414
Accumulated depreciation and amortization	(53,205)	(47,483)
Net depreciable and amortizable assets	39,917	40,931
Accounts receivable, net(2)	44,548	37,274
Accounts receivable - affiliates	803	513
Deferred rent receivable, net(3)	62,288	52,141
Derivative assets	12,669	25,853
Prepaid expenses and other	10,745	14,575
Investment in third parties(4)	6,875	9,800
Investment in marketable securities	8,566	7,792
Total other assets, net	$186,411	$188,879
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $1.9 million and $3.0 million of general reserves for uncollectible amounts as of December 31, 2023 and 2022, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $6.0 million and $6.2 million as of December 31, 2023 and 2022, respectively.
(3)Net of $4.6 million and $4.2 million of receivables removed as of December 31, 2023 and 2022, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.
(4)We recorded an impairment of our investment in a third-party company of $3.0 million in Other Expense, Net on our consolidated statement of operations for the year ended December 31, 2023 (see Note 15).

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-20

8. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of December 31, 2023 and 2022 (dollars in thousands):

	Interest Rate(1)	2023	2022
Revolving credit facility	SOFR + 1.1%	$181,000	$79,000
Term loans(2)	3.3% - 6.7%	964,750	955,000
Senior unsecured notes due 2031	2.6%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.4%	95,677	133,199
Finance lease liability		308	585
Discount on notes payable		(6,302)	(7,001)
Assumed market debt adjustments, net		(858)	(1,226)
Deferred financing expenses, net		(10,303)	(7,963)
Total		$1,969,272	$1,896,594

Weighted-average interest rate(3)		4.2%	3.6%
(1)Interest rates are as of December 31, 2023.
(2)Our term loans carry an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus a spread. While most of the rates are fixed through the use of swaps, a portion of these loans are not subject to a swap, and thus are still indexed to SOFR.
(3)Includes the effects of derivative financial instruments (see Notes 9 and 16).
2023 Debt Activity—On July 31, 2023, we amended three senior unsecured term loans with a total notional amount of $475 million scheduled to mature during 2024. The three senior unsecured term loans, as amended, have a total notional amount of $484.8 million. The $161.8 million unsecured term loan is priced based on a leverage grid, which is currently at SOFR plus 1.35% and is scheduled to mature on January 31, 2026 extendable with two one-year options to 2028. The $158 million and $165 million unsecured term loans are priced based on a leverage grid, which is currently at SOFR plus 1.35% and mature on January 31, 2027.
During the year ended December 31, 2023, we repaid $47.3 million in mortgage debt.
2022 Debt Activity—In May 2022, we amended our credit facility agreement (the “Amendment”) to, among other things, increase the total amount available under our unsecured revolving credit facility from $500 million to $800 million. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions. The unsecured revolving credit facility is scheduled to mature in January 2026, extendable at our option to January 2027. In addition to expanding the borrowing capacity, the Amendment replaced the London Interbank Offered Rate (“LIBOR”) with SOFR as the benchmark interest rate for the unsecured revolving credit facility and the two $240 million senior unsecured term loan tranches, maturing in November 2025 and July 2026. In August 2022, we amended two of our interest rate swaps with a total notional amount of $430 million to replace LIBOR with SOFR as the benchmark interest rate in conjunction with the Amendment (see Note 9).
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
Revolving Credit Facility—We have an $800 million senior unsecured revolving credit facility with availability of $606.6 million, which is net of current letters of credit, as of December 31, 2023. The maturity date is January 2026, and we pay a facility fee of 0.25% on the total amount under the facility.
Term Loans—We have five unsecured term loans with maturities ranging from 2025 to 2027. Our term loans have interest rates of SOFR plus interest rate spreads based on our investment grade rating. We have utilized interest rate swaps to fix the rates on the majority of our term loans, with $264.8 million in term loans not fixed through such swaps.
As of December 31, 2023 and 2022, the weighted-average interest rate, including the impact of swaps, on our term loans was 4.7% and 3.8%, respectively.
Secured Debt—Our secured debt includes two facilities secured by certain properties in our portfolio, mortgage loans secured by individual properties, and finance leases. The interest rates on our secured debt are fixed. As of December 31, 2023 and 2022, our weighted average interest rate for our secured debt was 3.7% and 3.8%, respectively.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-21

Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of December 31, 2023 and 2022, is summarized below (in thousands):

	2023	2022
As to interest rate:
Fixed-rate debt(1)	$1,540,985	$1,633,784
Variable-rate debt	445,750	279,000
Total	$1,986,735	$1,912,784
As to collateralization:
Unsecured debt	$1,495,750	$1,384,000
Secured debt	490,985	528,784
Total	$1,986,735	$1,912,784
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of December 31, 2023, $700 million in variable rate debt is hedged to a fixed rate for a weighted-average period of 1.5 years (see Notes 9 and 16).
Maturity Schedule—Below is our maturity schedule with the respective principal payment obligations, excluding finance lease liabilities, market debt adjustments, discount on senior notes, and deferred financing expenses, net (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Unsecured debt(1)	$—	$240,000	$582,750	$323,000	$—	$350,000	$1,495,750
Secured debt	28,123	37,636	1,908	200,595	17,367	205,048	490,677
Total	$28,123	$277,636	$584,658	$523,595	$17,367	$555,048	$1,986,427
(1)Includes our revolving credit facility, term loans, and senior notes.

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $11.5 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
In May 2022, we replaced LIBOR with SOFR as the benchmark interest rate for the two $240 million senior unsecured term loan tranches, maturing in November 2025 and July 2026. In November 2022, we replaced LIBOR with SOFR as the benchmark interest rate for our three remaining LIBOR term loans, which had a notional amount of $475 million. In accordance with ASC Topic 848, Reference Rate Reform (“ASC 848”), we elected not to dedesignate our LIBOR denominated interest rate swaps related to this hedged debt. As a result of these changes in the benchmark rate of the LIBOR term loans, we amended all of our interest rate swaps with a total notional amount of $755 million to change the benchmark interest rate from LIBOR to SOFR. As a result of these amendments, we elected to apply practical expedients in accordance with ASC 848 related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt and derivative contracts.
In March 2023, we entered into an interest rate swap which has a notional amount of $200 million and swaps SOFR for a fixed rate of approximately 3.36% which became effective in September 2023 and matures in September 2026.
In January 2024, we entered into an interest rate swap which has a notional amount of $150 million and swaps SOFR for a fixed rate of approximately 3.45% effective September 2024 and maturing December 2025.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-22

The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of December 31, 2023 and 2022 (notional amounts in thousands):

	2023	2022
Count	4	4
Notional amount	$700,000	$755,000
Fixed SOFR	2.1% - 3.4%	1.2% - 2.8%
Maturity date	2024 - 2026	2023 - 2025
Weighted-average term (in years)	1.5	1.6
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Amount of gain recognized in Other Comprehensive (Loss) Income	$8,586	$46,839	$12,501
Amount of (gain) loss reclassified from AOCI into Interest Expense, Net	(20,402)	4,446	19,499
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of December 31, 2023, there were no derivatives with a fair value in a net liability position, which would include accrued interest but exclude any adjustment for nonperformance risk related to these agreements.

10. INCOME TAXES
General—We have elected to be taxed as a REIT under the IRC. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. We intend to continue to adhere to these requirements and to maintain our REIT status. As a REIT, we are entitled to a deduction for some or all of the distributions we pay to our stockholders. Accordingly, we are generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth taxable year following the year of disqualification.
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
Income tax benefits from uncertain tax positions are recognized in the consolidated financial statements only if we believe it is more likely than not that the uncertain tax position will be sustained based solely on the technical merits of the tax position and consideration of the relevant taxing authority's widely understood administrative practices and precedents. We do not believe that we have any uncertain tax positions at December 31, 2023 and 2022.
The statute of limitations for the federal income tax returns remain open for the 2020 through 2022 tax years. The statute of limitations for state income tax returns remain open in accordance with each state's statute.
Our accounting policy is to classify interest and penalties as a component of income tax expense. We accrued an insignificant amount of interest and penalties as of December 31, 2023. We accrued an insignificant amount of interest and no penalties as of December 31, 2022.
Deferred Tax Assets and Liabilities—Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which these temporary differences are expected to reverse. Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, the magnitude and timing of future projected taxable income, and tax planning strategies. We believe, based on available evidence, it is not more likely than not that our net deferred tax asset will be realized in future periods and, therefore, have recorded a valuation allowance equal to the net deferred tax asset balance.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-23

The following is a summary of our deferred tax assets and liabilities as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Deferred tax assets:
Equity compensation	$1,934	$2,749
Accrued compensation	1,706	1,531
Net operating loss (“NOL”) carryforward	1,031	1,669
Reserves	300	300
Other	94	362
Gross deferred tax asset	5,065	6,611
Less: valuation allowance	(1,143)	(2,879)
Total deferred tax asset	3,922	3,732
Deferred tax liabilities:
Real estate and capitalized salaries	(3,150)	(3,239)
Investment in third parties	(563)	(443)
Other	(209)	(50)
Total deferred tax liabilities	(3,922)	(3,732)
Net deferred tax asset	$—	$—
Our deferred tax assets and liabilities result from the activities of our TRS entities. The TRS entities have a federal NOL carryforward of approximately $4.0 million. The federal NOL carryforward can be carried forward indefinitely. As of December 31, 2023, the TRS entities have state NOL carryforwards of approximately $4.1 million, which will expire as determined under each state's statute.
Differences between the net income or loss presented on the consolidated statements of operations and taxable income are primarily related to the timing of the recognition of gain on the sale of investment properties for financial reporting purposes and tax reporting, the recognition of impairment expense for financial reporting purposes which is not deductible for tax reporting purposes, and differences in the recognition of rental income and depreciation and amortization expense for both financial reporting and tax reporting.
Distributions—The following table reconciles Net Income Attributable to Stockholders to REIT taxable income before the dividends paid deduction for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Net income attributable to stockholders	$56,848	$48,323	$15,121
Net (income) loss from TRS entities	(9,768)	968	(533)
Net income attributable to REIT operations	47,080	49,291	14,588
Book/tax differences	54,311	47,730	69,943
REIT taxable income	101,391	97,021	84,531
Less: Capital gains	(96)	—	(19,765)
REIT taxable income subject to 90% dividend requirement	$101,295	$97,021	$64,766
Total gross distributions to our stockholders exceeded 100% of REIT taxable income for the years ended December 31, 2023, 2022, and 2021.
The tax characterization of our distributions declared for the years ended December 31, 2023, 2022, and 2021 was as follows:

	2023	2022	2021
Common stock:
Ordinary dividends	75.9%	77.4%	62.8%
Non-dividend distributions	24.0%	22.6%	18.1%
Capital gain distributions(1)	0.1%	—%	19.1%
Total distributions per share of common stock	100.0%	100.0%	100.0%
(1)Pursuant to U.S. Treasury Regulation §1.1061-6(c) and §1061 of the IRC, the One Year Amounts and Three Year Amounts disclosures are both zero with respect to direct and indirect holders of “applicable partnership interests” for us and our subsidiary REIT, Phillips Edison Institutional REIT, LLC for all years presented.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-24

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
Environmental Matters—In connection with the ownership and operation of real estate, we may potentially be liable for costs and damages related to environmental matters. In addition, we may own or acquire certain properties that are subject to environmental remediation. Depending on the nature of the environmental matter, the seller of the property, a tenant of the property, and/or another third party may be responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify us against future remediation costs. We also carry environmental liability insurance on our properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable. We are not currently aware of any environmental matters that we believe are reasonably likely to have a material effect on our consolidated financial statements.
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
As of December 31, 2023, we had four letters of credit outstanding totaling approximately $12.5 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.
The following is a summary of the activity in the liability for unpaid losses, which is recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets, for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Beginning balances	$9,607	$8,606
Incurred related to:
Current year	3,369	2,512
Prior years	(195)	366
Total incurred	3,174	2,878
Paid related to:
Current year	136	293
Prior years	3,235	1,584
Total paid	3,371	1,877
Liabilities for unpaid losses as of December 31	$9,410	$9,607

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-25

12. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of the Board. Our charter does not provide for cumulative voting in the election of directors.
At-the-Market Offering (“ATM”)—On February 10, 2022, we and the Operating Partnership entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three months ended December 31, 2023, we issued 2.2 million shares of our common stock at a gross weighted average price of $35.92 per share under the ATM program for net proceeds of $77.5 million, after approximately $0.8 million in commissions. During the year ended December 31, 2023, we issued 4.2 million shares of our common stock at a gross weighted average price of $35.76 per share under the ATM program for net proceeds of $147.6 million, after approximately $1.5 million in commissions. During the three months ended December 31, 2022, no shares were issued under the ATM program. During the year ended December 31, 2022, we issued 2.6 million shares of our common stock at a gross weighted average price of $34.23 per share under the ATM program for net proceeds of $89.2 million, after approximately $0.9 million in commissions. As of December 31, 2023, approximately $10.8 million of common stock remained available for issuance under the ATM program.
Subsequent to December 31, 2023, we issued approximately 46,000 additional shares of our common stock at a gross weighted average price of $37.05 per share under the ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions.
Class B Common Stock—On June 18, 2021, our stockholders approved the Articles of Amendment that effected the Recapitalization, wherein each share of our common stock outstanding at the time the amendment became effective was converted into one share of a newly created class of Class B common stock.
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
Underwritten IPO—On July 19, 2021, we completed our underwritten IPO and issued 17.0 million shares of common stock at an offering price to the public of $28.00 per share. We used a portion of the net proceeds to reduce our leverage and used the remaining amount to fund external growth with property acquisitions and for other general corporate uses. As part of the underwritten IPO, underwriters were granted an option exercisable within 30 days from July 14, 2021 to purchase up to an additional 2.6 million shares of common stock at the underwritten IPO price, less underwriting discounts and commissions. On July 29, 2021, the underwriters exercised their option. The underwritten IPO, including the underwriters’ overallotment election, resulted in gross proceeds of $547.4 million.
Distributions—In 2023, we declared and paid monthly distributions of $0.0933 per share and OP unit, or $1.12 annualized, for each month beginning January 2023 through August 2023. On September 1, 2023, the Board authorized a 4.5% increase of our monthly distribution rate to $0.0975 per common share and OP unit. We declared and paid monthly distributions of $0.0975 per share and OP unit, or $1.17 annualized, for each month beginning September 2023 through December 2023. Distributions paid to stockholders and OP unit holders of record subsequent to December 31, 2023 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
December	12/15/2023	1/2/2024	$0.0975	$13,154
January	1/16/2024	2/1/2024	0.0975	13,223
Convertible Noncontrolling Interests—As of December 31, 2023 and 2022, we had approximately 13.8 million and 14.1 million outstanding non-voting OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods. These are included in the outstanding unvested award totals disclosed in Note 13.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-26

elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of December 31, 2023 and 2022 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
On January 18, 2022, we issued approximately 1.6 million OP units in full settlement of the earn-out liability (see note 16).
The table below is a summary of our OP unit activity for the years ended December 31, 2023 and 2022 (dollars and shares in thousands):

	2023	2022
OP units converted into shares of common stock(1)	517	1,169
Distributions declared on OP units(2)	$16,334	$16,241
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-27

The fair value of the 2023 and 2022 performance-based awards on the date of grant was $6.0 million and $5.4 million, respectively, using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise. The following is a summary of the significant assumptions used to value the performance-based awards granted during the years ended December 31, 2023 and 2022:

	2023	2022
Expected volatility	38.0%	54.0%
Dividend yield	3.20%	3.25%
Risk-free interest rate	4.63%	1.52%
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
Underwritten IPO Grants—In connection with our underwritten IPO, we issued a total of 0.5 million RSUs, inclusive of 0.3 million OP units, and restricted stock awards in the form of time-based stock compensation awards with expenses included within Other Expense, Net on our consolidated statements of operations. Included in the restricted stock awards were 24,000 RSUs granted to our independent directors. The shares have a grant price of $28.00 per share and, with the exception of one individual whose award is subject to accelerated vesting provisions, 50% of the shares vested after 18 months and the remaining 50% will vest after 36 months.
Independent Director Stock Plan—The Board approves restricted stock awards pursuant to our Amended and Restated 2010 Independent Director Stock Plan. The awards are granted to our independent directors as service-based awards. As of December 31, 2023 and 2022, there were approximately 27,000 and 24,000 outstanding unvested awards granted to independent directors, respectively, in connection with the 2010 Independent Director Stock Plan.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-28

Share-Based Compensation Award Activity—As of December 31, 2023, the fair value for certain of our equity awards is based on our Nasdaq closing stock price at the date of the grant and the fair value for our 2023 and 2022 performance-based awards is calculated using the Monte Carlo method, as described above. All share-based compensation awards, regardless of the form of payout upon vesting, are presented in the following table, which summarizes our stock-based award activity (number of units in thousands):

	Restricted Stock Awards(1)	Performance Stock Awards(1)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	349	905	$33.06
Granted	663	131	27.55
Vested	(151)	(62)	32.52
Forfeited	(24)	—	29.35
Nonvested at December 31, 2021	837	974	30.71
Granted	152	344	27.41
Vested	(164)	(181)	32.55
Forfeited	(55)	(1)	29.04
Nonvested at December 31, 2022	770	1,136	29.60
Granted	162	308	27.27
Vested	(393)	(129)	29.99
Forfeited	(10)	—	30.75
Nonvested at December 31, 2023	529	1,315	$28.89
(1)The maximum number of award units that could be issued under all outstanding grants was 1.8 million as of December 31, 2023. The number of award units expected to vest was 1.1 million as of December 31, 2023.
The expense for all stock-based awards during the years ended December 31, 2023, 2022, and 2021 was $9.4 million, $14.9 million, and $16.8 million, respectively. We had $11.5 million of unrecognized compensation costs related to these awards that we expect to recognize over a weighted average period of approximately two years. The fair value at the vesting date for stock-based awards that vested during the year ended December 31, 2023 was $19.5 million.
401(k) Plan—We sponsor a 401(k) plan that provides benefits for qualified employees. Our match of the employee contributions is discretionary and has a five-year vesting schedule. The cash contributions to the plan for the years ended December 31, 2023, 2022, and 2021 were approximately $1.1 million, $1.0 million, and $1.0 million, respectively. All employees who have attained the age of 21 are eligible to participate starting the first day of the month following their date of hire. Employees are vested immediately with respect to employee contributions.

14. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing Net Income Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share amounts):

	2023	2022	2021
Numerator:
Net income attributable to stockholders - basic	$56,848	$48,323	$15,121
Net income attributable to convertible OP units(1)	6,914	6,206	2,112
Net income - diluted	$63,762	$54,529	$17,233
Denominator:
Weighted-average shares - basic(2)	118,278	115,403	102,403
OP units(1)(3)	14,096	14,355	14,071
Dilutive restricted stock awards	596	574	198
Adjusted weighted-average shares - diluted	132,970	130,332	116,672
Earnings per common share:
Basic and diluted income per share	$0.48	$0.42	$0.15
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-29

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

15. RELATED PARTY TRANSACTIONS
Revenue—We have entered into agreements with the Managed Funds related to certain advisory, management, and administrative services we provide to their real estate assets in exchange for fees and reimbursement of certain expenses. Summarized below are amounts included in Fees and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds and other revenues that are not in the scope of ASC 606 but are included in this table for the purpose of disclosing all related party revenues during the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Recurring fees(1)	$3,894	$3,962	$4,345
Realized performance income(2)	75	2,742	675
Transactional revenue and reimbursements(3)	2,249	1,605	2,166
Insurance premiums(4)	3,428	3,232	3,149
Total fees and management income	$9,646	$11,541	$10,335
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
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of December 31, 2023, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $122.7 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete Section 1031 Exchanges (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters—As of December 31, 2023, we were the limited guarantor of a $175 million mortgage loan secured by GRP I properties. Our guaranty for the GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with GRP I in which any potential liability under such guarantee will be apportioned between us and GRP I based on our respective ownership percentages in the joint venture. We have no liability recorded on our consolidated balance sheets for the guaranty as of December 31, 2023 and 2022.
In December 2022, we contributed certain assets to a third-party company in exchange for a warrant representing a 15% equity interest in the company, subject to certain conditions. This non-cash investment had a fair market value of $6.8 million, was accounted for as an equity method investment, and was recorded in Other Assets, Net. In connection with the transaction, we entered into a services contract for the use of these assets with the third-party company for a term of five years, with a required minimum annual payment by us of $1.2 million. For the year ended December 31, 2023, we paid service fees of $1.9 million and recorded equity income of $0.1 million.
During 2021, we made a cash investment of $3.0 million into a third-party company in exchange for preferred shares of their stock. As part of the investment agreement, the third-party company entered into leases at two of our properties. During 2023, we determined that the investment in the third-party company was fully impaired due to the value of the investment being significantly reduced, which is not deemed to be temporary, indicated by the company’s inability to pay rent. As a result, we recorded impairment expense of $3.0 million in Other Expense, Net on our consolidated statement of operations for the year ended December 31, 2023 and reserved tenant receivables of $0.2 million as of December 31, 2023 as the company is considered to be non-creditworthy.
PECO Air L.L.C. (“PECO Air”), an entity in which Mr. Edison, our Chairman and Chief Executive Officer, owns a 50% interest, owns an airplane that we use for business purposes in the course of our operations. We paid approximately $0.9 million, $0.9 million, and $0.8 million to PECO Air for use of its airplane per the terms of our contractual agreements for the years ended December 31, 2023, 2022, and 2021, respectively.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-30

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
The following is a summary of borrowings as of December 31, 2023 and 2022 (in thousands):

	2023		2022
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$181,000	$181,714	$79,000	$79,299
Term loans	956,132	970,238	948,429	959,319
Senior unsecured notes due 2031	343,698	284,865	342,999	257,446
Secured portfolio loan facilities	392,575	351,339	392,093	343,921
Mortgages(2)	95,867	94,966	134,073	132,563
Total	$1,969,272	$1,883,122	$1,896,594	$1,772,548
(1)As of December 31, 2023 and 2022, respectively, recorded principal balances include: (i) net deferred financing fees of $10.3 million and $8.0 million; (ii) assumed market debt adjustments of $0.9 million and $1.2 million; and (iii) notes payable discounts of $6.3 million and $7.0 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities, earn-out liability, and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	2023			2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities(1)	$8,566	$—	$—	$7,792	$—	$—
Derivative assets(1)(2)	—	12,669	—	—	25,853	—
Nonrecurring
Impaired real estate assets, net(3)	$—	$—	$—	$—	$5,225	$—
(1)We record marketable securities and derivative assets in Other Assets, Net on our consolidated balance sheets.
(2)The fair values of the derivative assets exclude associated accrued interest receivable of $1.7 million and $1.4 million as of December 31, 2023 and 2022, respectively.
(3)The carrying value of impaired real estate assets may have subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.
Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.
Derivative Instruments—As of December 31, 2023 and 2022, we had interest rate swaps that fixed SOFR on portions of our unsecured term loan facilities.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-31

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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2023 and 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—As part of our acquisition of Phillips Edison Limited Partnership (“PELP”) in 2017, an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. On January 11, 2022, we finalized the fair value of the earn-out liability based on our share price and issued approximately 1.6 million OP units in full settlement of the liability with a value of $54.2 million. Changes in the fair value of the earn-out liability were recorded to Other Expense, Net in the consolidated statements of operations. We recorded no expense during the year ended December 31, 2023. We recorded expense of $1.8 million and $30.4 million for the years ended December 31, 2022 and 2021, respectively.
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
We recorded the following expense upon impairment of real estate assets for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Impairment of real estate assets	$—	$322	$6,754

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-32

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Snow View Plaza	Parma, OH	$—	$4,104	$6,432	$1,449	$4,490	$7,495	$11,985	$4,490	1981	12/15/2010
Lakeside Plaza	Salem, VA	—	3,344	5,247	1,066	3,591	6,066	9,657	3,539	1988	11/23/2011
St. Charles Plaza	Davenport, FL	—	4,090	4,399	829	4,437	4,881	9,318	3,622	2007	11/23/2011
Burwood Village Center	Glen Burnie, MD	—	5,448	10,167	714	5,809	10,520	16,329	6,336	1971	11/23/2011
Centerpoint	Easley, SC	—	2,750	4,361	1,627	3,441	5,297	8,738	3,162	2002	11/23/2011
Southampton Village	Tyrone, GA	—	3,046	5,788	1,559	3,439	6,954	10,393	3,496	2003	11/23/2011
Cureton Town Center	Waxhaw, NC	—	6,569	6,197	2,726	5,954	9,538	15,492	5,640	2006/2018	12/29/2011
Tramway Crossing	Sanford, NC	—	2,016	3,071	1,081	2,650	3,518	6,168	2,555	1996	2/23/2012
Village At Glynn Place	Brunswick, GA	—	5,812	7,368	1,878	6,078	8,980	15,058	5,123	1992/2009	4/27/2012
Meadowthorpe Manor Shoppes	Lexington, KY	—	4,093	4,185	2,209	4,636	5,851	10,487	2,953	1989/2022	5/9/2012
Brentwood Commons	Bensenville, IL	—	6,105	8,024	2,525	6,350	10,304	16,654	5,376	1981/2015	7/5/2012
Sidney Towne Center	Sidney, OH	—	1,429	3,802	1,748	2,209	4,770	6,979	3,382	1981/2007	8/2/2012
Broadway Plaza	Tucson, AZ	—	4,979	7,169	2,992	6,187	8,953	15,140	5,196	1982/2003	8/13/2012
Baker Hill	Glen Ellyn, IL	—	7,068	13,738	10,185	7,731	23,260	30,991	11,588	1998/2018	9/6/2012
New Prague Commons	New Prague, MN	—	3,248	6,604	3,149	3,447	9,554	13,001	5,576	2008/2019	10/12/2012
Heron Creek Towne Center	North Port, FL	—	4,062	4,082	966	4,359	4,751	9,110	2,719	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster, CA	11,740	6,689	13,529	1,285	7,317	14,186	21,503	6,850	1991/2012	12/27/2012
Village One Plaza	Modesto, CA	17,700	5,166	18,752	980	5,533	19,365	24,898	8,736	2007	12/28/2012
Hilfiker Shopping Center	Salem, OR	—	2,879	4,750	166	3,004	4,791	7,795	2,311	1984/2011	12/28/2012
Butler Creek	Acworth, GA	—	3,925	6,129	3,745	4,377	9,422	13,799	4,251	1989	1/15/2013
Fairview Oaks	Ellenwood, GA	6,430	3,563	5,266	1,408	3,931	6,306	10,237	3,245	1996	1/15/2013
Grassland Crossing	Alpharetta, GA	—	3,680	5,791	1,305	3,864	6,912	10,776	3,477	1996	1/15/2013
Hamilton Ridge	Buford, GA	—	4,772	7,168	2,868	5,122	9,686	14,808	4,498	2002	1/15/2013
Mableton Crossing	Mableton, GA	—	4,426	6,413	1,481	4,913	7,407	12,320	4,039	1997	1/15/2013
Shops at Westridge	McDonough, GA	—	2,788	3,901	2,123	2,973	5,839	8,812	2,903	2006/2020	1/15/2013
Fairlawn Town Centre	Fairlawn, OH	20,000	10,398	29,005	5,155	11,658	32,900	44,558	16,684	1962/2012	1/30/2013
Macland Pointe	Marietta, GA	—	3,493	5,364	1,470	3,975	6,352	10,327	3,691	1992	2/13/2013
Kleinwood Center	Spring, TX	—	11,478	18,954	1,341	11,797	19,976	31,773	10,386	2003	3/21/2013
Murray Landing	Columbia, SC	6,750	3,221	6,856	2,335	3,804	8,608	12,412	4,095	2003/2016	3/21/2013
Vineyard Shopping Center	Tallahassee, FL	—	2,761	4,221	642	3,062	4,562	7,624	2,618	2002	3/21/2013
Lutz Lake Crossing	Lutz, FL	—	2,636	6,600	1,066	3,031	7,271	10,302	3,358	2002	4/4/2013
Publix at Seven Hills	Spring Hill, FL	—	2,171	5,642	1,378	2,518	6,673	9,191	3,110	1991/2006	4/4/2013
Hartville Centre	Hartville, OH	—	2,069	3,691	1,963	2,493	5,230	7,723	2,770	1988/2008	4/23/2013
Sunset Shopping Center	Corvallis, OR	15,410	7,933	14,939	3,128	8,246	17,754	26,000	7,583	1998/2023	5/31/2013
Savage Town Square	Savage, MN	9,000	4,106	9,409	481	4,422	9,574	13,996	4,910	2003	6/19/2013
Glenwood Crossings	Kenosha, WI	—	1,872	9,914	1,289	2,418	10,657	13,075	4,734	1992/2018	6/27/2013

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-33

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Shiloh Square Shopping Center	Kennesaw, GA	—	4,685	8,729	2,474	4,864	11,024	15,888	4,835	1996/2003	6/27/2013
Pavilions at San Mateo	Albuquerque, NM	—	6,470	18,726	2,486	7,024	20,658	27,682	9,264	1997/2012	6/27/2013
Boronda Plaza	Salinas, CA	14,750	9,027	11,870	728	9,374	12,251	21,625	5,744	2003/2021	7/3/2013
Westwoods Shopping Center	Arvada, CO	—	3,706	11,115	1,340	4,594	11,567	16,161	5,530	2003/2011	8/8/2013
Paradise Crossing	Lithia Springs, GA	—	2,204	6,064	1,044	2,535	6,777	9,312	3,178	2000	8/13/2013
Contra Loma Plaza	Antioch, CA	—	3,018	3,926	2,036	3,758	5,222	8,980	2,269	1989/2022	8/19/2013
South Oaks Plaza	St. Louis, MO	—	1,938	6,634	2,680	2,186	9,066	11,252	3,483	1969/2021	8/21/2013
Yorktown Centre	Millcreek Township, PA	—	3,736	15,396	2,995	4,590	17,537	22,127	8,851	1989/2020	8/30/2013
Dyer Town Center	Dyer, IN	8,071	6,017	10,214	912	6,499	10,644	17,143	5,354	2004/2005	9/4/2013
East Burnside Plaza	Portland, OR	—	2,484	5,422	186	2,601	5,491	8,092	2,068	1955/1999	9/12/2013
Red Maple Village	Tracy, CA	20,584	9,250	19,466	783	9,656	19,843	29,499	7,876	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor, FL	6,360	2,334	7,918	794	2,488	8,558	11,046	3,945	2010	9/25/2013
CitiCentre Plaza	Carroll, IA	—	770	2,530	605	1,071	2,834	3,905	1,343	1991/2018	10/2/2013
Duck Creek Plaza	Bettendorf, IA	—	4,612	13,007	1,866	5,239	14,246	19,485	5,860	2005/2022	10/8/2013
Cahill Plaza	Inver Grove Heights, MN	—	2,587	5,114	979	2,990	5,690	8,680	2,824	1995/2020	10/9/2013
College Plaza	Normal, IL	—	4,460	17,772	6,054	5,151	23,135	28,286	8,049	1983/2018	10/22/2013
Courthouse Marketplace	Virginia Beach, VA	11,650	6,130	8,061	1,746	6,403	9,534	15,937	4,368	2005	10/25/2013
Hastings Marketplace	Hastings, MN	—	3,980	10,045	1,220	4,532	10,713	15,245	5,026	2002	11/6/2013
Coquina Plaza	Southwest Ranches, FL	—	9,458	11,770	1,359	9,798	12,789	22,587	5,363	1998	11/7/2013
Shoppes of Paradise Lakes	Miami, FL	—	5,811	6,020	1,103	6,156	6,778	12,934	3,182	1999	11/7/2013
Collington Plaza	Bowie, MD	—	12,207	15,142	2,162	12,605	16,906	29,511	7,123	1996	11/21/2013
Golden Town Center	Golden, CO	14,711	7,065	10,166	2,016	7,721	11,526	19,247	5,630	1993/2003	11/22/2013
Northstar Marketplace	Ramsey, MN	—	2,810	9,204	3,662	3,023	12,653	15,676	4,487	2004/2023	11/27/2013
Bear Creek Plaza	Petoskey, MI	—	5,677	17,611	1,737	5,894	19,131	25,025	8,770	1998/2018	12/18/2013
East Side Square	Springfield, OH	—	394	963	187	412	1,132	1,544	540	2007	12/18/2013
Flag City Station	Findlay, OH	—	4,685	9,630	3,699	4,993	13,021	18,014	5,240	1992/2020	12/18/2013
Town & Country Shopping Center	Noblesville, IN	13,480	7,361	16,269	505	7,456	16,679	24,135	7,746	1998/2023	12/18/2013
Sulphur Grove	Huber Heights, OH	—	553	2,142	789	611	2,873	3,484	1,145	2004	12/18/2013
Southgate Shopping Center	Des Moines, IA	—	2,434	8,358	1,795	2,977	9,610	12,587	$4,604	1972/2014	12/20/2013
Sterling Pointe Center	Lincoln, CA	24,073	7,039	20,822	2,196	7,733	22,324	30,057	8,784	2004/2017	12/20/2013
Arcadia Plaza	Phoenix, AZ	—	5,774	6,904	3,274	6,118	9,834	15,952	4,312	1980/2018	12/30/2013
Stop & Shop Plaza	Enfield, CT	—	8,892	15,028	1,448	9,401	15,967	25,368	7,373	1988/1998	12/30/2013

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-34

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Fairacres Shopping Center	Oshkosh, WI	—	3,543	5,189	1,315	4,057	5,990	10,047	3,126	1992/2016	1/21/2014
Savoy Plaza	Savoy, IL	—	4,304	10,895	946	4,789	11,356	16,145	5,742	1999/2015	1/31/2014
The Shops of Uptown	Park Ridge, IL	—	7,744	16,884	2,135	8,182	18,581	26,763	6,919	2006	2/25/2014
Chapel Hill North Center	Chapel Hill, NC	5,746	4,776	10,189	1,897	5,173	11,689	16,862	5,537	1998	2/28/2014
Coppell Market Center	Coppell, TX	—	4,870	12,236	511	5,142	12,475	17,617	5,301	2008	3/5/2014
Winchester Gateway	Winchester, VA	—	9,342	23,468	2,436	9,658	25,588	35,246	10,856	2006	3/5/2014
Stonewall Plaza	Winchester, VA	—	7,929	16,642	1,164	8,137	17,598	25,735	7,675	2007	3/5/2014
Town Fair Center	Louisville, KY	—	8,108	14,411	5,576	8,957	19,138	28,095	8,703	1988/2019	3/12/2014
Villages at Eagles Landing	Stockbridge, GA	—	2,824	5,515	1,240	3,365	6,214	9,579	3,368	1995	3/13/2014
ChampionsGate Village	Davenport, FL	—	1,814	6,060	1,107	2,075	6,906	8,981	2,995	2001	3/14/2014
Towne Centre at Wesley Chapel	Wesley Chapel, FL	—	2,466	5,553	1,012	2,776	6,255	9,031	2,623	2000	3/14/2014
Statler Square	Staunton, VA	—	4,108	9,072	1,288	4,695	9,773	14,468	4,566	1989/1997	3/21/2014
Burbank Plaza	Burbank, IL	—	2,972	4,546	3,965	3,705	7,778	11,483	3,644	1972/2018	3/25/2014
Hamilton Village	Chattanooga, TN	—	12,682	19,103	5,816	13,293	24,308	37,601	10,968	1989/2021	4/3/2014
Waynesboro Plaza	Waynesboro, VA	—	5,597	8,334	332	5,814	8,449	14,263	4,243	2005	4/30/2014
Southwest Marketplace	Las Vegas, NV	—	16,018	11,270	3,251	16,337	14,202	30,539	6,660	2008/2017	5/5/2014
Hampton Village	Taylors, SC	—	5,456	7,254	4,432	6,081	11,061	17,142	5,521	1959/2019	5/21/2014
Central Station	Louisville, KY	12,095	6,143	6,932	3,077	6,723	9,429	16,152	4,282	2005/2018	5/23/2014
Kirkwood Market Place	Houston, TX	—	5,786	9,697	1,760	6,054	11,189	17,243	4,569	1979/2012	5/23/2014
Fairview Plaza	New Cumberland, PA	—	2,786	8,500	638	3,174	8,750	11,924	3,380	1992/1999	5/27/2014
Broadway Promenade	Sarasota, FL	—	3,831	6,795	1,092	4,239	7,479	11,718	2,853	2007	5/28/2014
Townfair Center	Indiana, PA	—	7,007	13,233	1,432	7,357	14,315	21,672	7,026	1995/2016	5/29/2014
Heath Brook Commons	Ocala, FL	6,930	3,470	8,352	1,140	3,759	9,203	12,962	3,836	2002	5/30/2014
The Orchards	Yakima, WA	—	5,425	8,743	647	5,819	8,996	14,815	4,111	2002	6/3/2014
Shaw's Plaza Hanover	Hanover, MA	—	2,826	5,314	10	2,826	5,324	8,150	2,200	1994/2000	6/23/2014
Shaw's Plaza Easton	Easton, MA	—	5,520	7,173	967	5,897	7,763	13,660	3,481	1984/2004	6/23/2014
Lynnwood Place	Jackson, TN	—	3,341	4,826	1,150	3,814	5,503	9,317	2,751	1986/2013	7/28/2014
Thompson Valley Towne Center	Loveland, CO	—	5,758	17,387	2,870	6,432	19,583	26,015	7,826	1999	8/1/2014
Lumina Commons	Wilmington, NC	5,812	2,008	11,249	1,647	2,131	12,773	14,904	4,561	1974/2007	8/4/2014
Driftwood Village	Ontario, CA	—	6,811	12,993	1,794	7,617	13,981	21,598	5,632	1985	8/7/2014
French Golden Gate	Bartow, FL	—	2,599	12,877	2,479	2,923	15,032	17,955	5,209	1960/2011	8/28/2014
Orchard Square	Washington Township, MI	—	1,361	11,550	895	1,638	12,168	13,806	4,748	1999/2011	9/8/2014
Trader Joe's Center	Dublin, OH	6,745	2,338	7,922	3,558	2,941	10,877	13,818	4,214	1986	9/11/2014
Palmetto Pavilion	North Charleston, SC	—	2,509	8,526	1,421	3,583	8,873	12,456	3,546	2003	9/11/2014

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-35

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Five Town Plaza	Springfield, MA	—	8,912	19,635	7,580	10,497	25,630	36,127	12,429	1970/2019	9/24/2014
Fairfield Crossing	Beavercreek, OH	—	3,572	10,026	283	3,722	10,159	13,881	4,290	1994	10/24/2014
Beavercreek Towne Center	Beavercreek, OH	—	14,055	30,799	4,853	15,335	34,372	49,707	15,283	1994/2019	10/24/2014
Grayson Village	Loganville, GA	—	3,952	5,620	2,482	4,290	7,764	12,054	4,129	2002/2019	10/24/2014
The Fresh Market Commons	Pawleys Island, SC	—	2,442	4,941	228	2,535	5,076	7,611	2,268	2011/2014	10/28/2014
Claremont Village	Everett, WA	—	5,635	10,544	1,776	6,344	11,611	17,955	4,815	1994/2012	11/6/2014
Cherry Hill Marketplace	Westland, MI	—	4,641	10,137	3,068	5,321	12,525	17,846	6,122	1992/2017	12/17/2014
Nor'Wood Shopping Center	Colorado Springs, CO	—	5,358	6,684	950	5,607	7,385	12,992	3,857	2003/2007	1/8/2015
Sunburst Plaza	Glendale, AZ	—	3,435	6,041	3,095	4,380	8,191	12,571	3,701	1970/2022	2/11/2015
Rivermont Station	Johns Creek, GA	—	6,876	8,916	5,098	7,270	13,620	20,890	6,446	1996/2022	2/27/2015
Breakfast Point Marketplace	Panama City Beach, FL	—	5,578	12,052	902	6,112	12,420	18,532	5,369	2009/2010	3/13/2015
Falcon Valley	Lenexa, KS	—	3,131	6,873	418	3,495	6,927	10,422	3,287	2008/2009	3/13/2015
Kohl's Onalaska	Onalaska, WI	—	2,670	5,648	300	2,670	5,948	8,618	2,760	1992/2021	3/13/2015
Coronado Center	Santa Fe, NM	11,560	4,396	16,460	5,230	4,885	21,201	26,086	7,254	1964/2019	5/1/2015
West Creek Plaza	Coconut Creek, FL	—	3,459	6,131	807	3,654	6,743	10,397	2,469	2006/2013	7/10/2015
Northwoods Crossing	Taunton, MA	—	10,092	14,437	394	10,194	14,729	24,923	8,735	2003/2022	5/24/2016
Murphy Marketplace	Murphy, TX	—	28,651	33,122	5,083	29,449	37,407	66,856	12,284	2008/2021	6/24/2016
Harbour Village	Jacksonville, FL	—	5,630	16,727	4,117	6,146	20,328	26,474	6,548	2006/2021	9/22/2016
Oak Mill Plaza	Niles, IL	—	6,843	13,692	6,843	7,617	19,761	27,378	7,344	1977/2023	10/3/2016
Southern Palms	Tempe, AZ	21,760	10,025	24,346	4,812	10,495	28,688	39,183	11,201	1982/2018	10/26/2016
Golden Eagle Village	Clermont, FL	6,678	3,746	7,735	911	3,988	8,404	12,392	3,059	2011	10/27/2016
Atwater Marketplace(4)	Atwater, CA	—	6,116	7,597	(11,465)	417	1,831	2,248	132	2023	2/10/2017
Rocky Ridge Town Center	Roseville, CA	19,098	5,449	29,207	1,105	5,686	30,075	35,761	7,991	1996/2015	4/18/2017
Greentree Centre	Racine, WI	—	2,955	8,718	510	3,076	9,107	12,183	2,998	1989/2018	5/5/2017
Sierra Del Oro Towne Centre	Corona, CA	—	9,011	17,989	2,365	9,481	19,884	29,365	6,165	1991/2017	6/20/2017
Birdneck Shopping Center	Virginia Beach, VA	—	1,900	3,253	1,023	2,091	4,085	6,176	1,878	1987/2017	10/4/2017
Crossroads Plaza	Asheboro, NC	—	1,722	2,720	815	2,216	3,041	5,257	1,590	1984/2016	10/4/2017
Dunlop Village	Colonial Heights, VA	—	2,420	4,892	2,386	2,735	6,963	9,698	2,273	1987/2012	10/4/2017
Edgecombe Square	Tarboro, NC	—	1,412	2,258	515	1,493	2,692	4,185	1,811	1990/2013	10/4/2017
Forest Park Square	Cincinnati, OH	—	4,007	5,877	1,288	4,501	6,671	11,172	3,066	1988/2018	10/4/2017
Goshen Station	Goshen, OH	3,605	1,555	4,621	181	1,800	4,557	6,357	2,426	1973/2003	10/4/2017
The Village Shopping Center	Mooresville, IN	—	2,059	8,325	944	2,323	9,005	11,328	3,099	1965/2019	10/4/2017
Hickory Plaza	Nashville, TN	—	2,927	5,099	2,455	3,008	7,473	10,481	2,208	1974/2020	10/4/2017

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-36

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Highland Fair	Gresham, OR	—	3,263	7,979	693	3,411	8,524	11,935	2,563	1984/2013	10/4/2017
Mayfair Village	Hurst, TX	16,398	15,343	16,522	4,103	15,874	20,094	35,968	7,081	1981/2022	10/4/2017
LaPlata Plaza	La Plata, MD	17,860	8,434	22,855	2,397	8,749	24,937	33,686	6,975	2003/2019	10/4/2017
Lafayette Square	Lafayette, IN	—	5,387	5,636	1,162	5,422	6,763	12,185	4,896	1963/2022	10/4/2017
Commerce Square	Brownwood, TX	—	6,027	8,341	745	5,844	9,269	15,113	1,926	1969/2022	10/4/2017
Monfort Heights	Cincinnati, OH	4,216	2,357	3,545	9	2,357	3,554	5,911	1,481	1987/2015	10/4/2017
Mountain Park Plaza	Roswell, GA	—	6,118	6,652	945	6,230	7,485	13,715	2,458	1988/2003	10/4/2017
Nordan Shopping Center	Danville, VA	—	1,911	6,751	975	2,063	7,574	9,637	2,782	1961/2015	10/4/2017
Northside Plaza	Clinton, NC	—	1,406	5,471	789	1,541	6,125	7,666	2,386	1982/2015	10/4/2017
Park Place Plaza	Port Orange, FL	—	2,347	8,458	(2,201)	1,956	6,648	8,604	1,699	1984/2012	10/4/2017
Parsons Village	Seffner, FL	—	3,465	10,864	(3,964)	2,481	7,884	10,365	2,141	1983/1994	10/4/2017
Hillside - West	Hillside, UT	—	691	1,739	3,870	4,561	1,739	6,300	832	2006	10/4/2017
South Oaks Shopping Center	Live Oak, FL	—	1,742	5,119	1,864	1,943	6,782	8,725	3,067	1976/2022	10/4/2017
Summerville Galleria	Summerville, SC	—	4,104	8,668	1,473	4,651	9,594	14,245	3,302	1989/2014	10/4/2017
The Oaks	Hudson, FL	—	3,876	6,668	11,966	4,726	17,784	22,510	3,106	1981/2022	10/4/2017
Riverplace Centre	Noblesville, IN	5,175	3,890	4,044	1,025	4,008	4,951	8,959	2,609	1992/2020	10/4/2017
Towne Crossing Shopping Center	Mesquite, TX	—	5,358	15,584	2,595	5,507	18,030	23,537	5,717	1984/2016	10/4/2017
Village at Waterford	Midlothian, VA	—	2,702	5,194	992	3,019	5,869	8,888	2,119	1991/2016	10/4/2017
Windsor Center	Dallas, NC	—	2,488	5,186	639	2,643	5,670	8,313	2,566	1974/2015	10/4/2017
12 West Marketplace	Litchfield, MN	—	835	3,538	186	1,007	3,552	4,559	1,931	1989/2010	10/4/2017
Willowbrook Commons	Nashville, TN	—	5,384	6,002	824	5,767	6,443	12,210	2,450	2005	10/4/2017
Edgewood Towne Center	Edgewood, PA	—	10,029	22,535	3,359	10,852	25,071	35,923	9,683	1990/2021	10/4/2017
Everson Pointe	Snellville, GA	7,734	4,222	8,421	537	4,377	8,803	13,180	3,058	1999	10/4/2017
Village Square of Delafield	Delafield, WI	8,257	6,206	6,869	498	6,526	7,047	13,573	2,941	2007/2017	10/4/2017
Shoppes of Lake Village	Leesburg, FL	—	7,193	3,795	7,108	7,581	10,515	18,096	3,682	1987/2021	2/26/2018
Sierra Vista Plaza	Murrieta, CA	—	9,824	11,669	2,572	10,472	13,593	24,065	3,665	1991/2021	9/28/2018
Wheat Ridge Marketplace	Wheat Ridge, CO	—	7,926	8,393	1,410	8,490	9,239	17,729	3,024	1996/2019	10/3/2018
Atlantic Plaza	North Reading, MA	—	12,341	12,699	2,276	12,667	14,649	27,316	4,674	1959/2014	11/9/2018
Staunton Plaza	Staunton, VA	—	4,818	14,380	102	4,883	14,417	19,300	3,245	2006	11/16/2018
Bethany Village	Alpharetta, GA	—	6,138	8,355	837	6,246	9,084	15,330	2,430	2001	11/16/2018
Northpark Village	Lubbock, TX	—	3,087	6,047	388	3,242	6,280	9,522	1,540	1990	11/16/2018
Kings Crossing	Sun City Center, FL	10,467	5,654	11,225	571	5,887	11,563	17,450	2,889	2000/2018	11/16/2018
Lake Washington Crossing	Melbourne, FL	—	4,222	13,553	3,192	4,369	16,598	20,967	3,499	1987/2023	11/16/2018
Kipling Marketplace	Littleton, CO	—	4,020	10,405	622	4,201	10,846	15,047	3,155	1983/2009	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-37

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
MetroWest Village	Orlando, FL	—	6,841	15,333	1,539	7,164	16,549	23,713	4,087	1990	11/16/2018
Spring Cypress Village	Houston, TX	—	9,579	14,567	1,939	9,792	16,293	26,085	3,972	1982/2012	11/16/2018
Commonwealth Square	Folsom, CA	—	9,955	12,586	1,432	10,129	13,844	23,973	4,862	1987	11/16/2018
Point Loomis	Milwaukee, WI	—	4,171	4,901	2,183	4,171	7,084	11,255	2,812	1965/2022	11/16/2018
Shasta Crossroads	Redding, CA	—	9,598	18,643	(2,455)	8,462	17,324	25,786	3,498	1989/2016	11/16/2018
Milan Plaza	Milan, MI	—	925	1,974	329	1,064	2,164	3,228	1,396	1960/2018	11/16/2018
Hilander Village	Roscoe, IL	—	2,571	7,461	2,329	2,667	9,694	12,361	3,284	1994/2022	11/16/2018
Laguna 99 Plaza	Elk Grove, CA	—	5,422	16,952	247	5,444	17,177	22,621	4,000	1992/2015	11/16/2018
Southfield Center	St. Louis, MO	—	5,612	13,643	1,929	6,535	14,649	21,184	4,074	1987/2021	11/16/2018
Waterford Park Plaza	Plymouth, MN	—	4,935	19,543	417	5,149	19,746	24,895	5,032	1989/2023	11/16/2018
Colonial Promenade	Winter Haven, FL	—	12,403	22,097	893	12,464	22,929	35,393	6,858	1986/2008	11/16/2018
Willimantic Plaza	Willimantic, CT	—	3,596	8,859	388	3,792	9,051	12,843	3,432	1968/2024	11/16/2018
Quivira Crossings	Overland Park, KS	—	7,512	10,729	1,684	8,251	11,674	19,925	3,870	1996/2015	11/16/2018
Spivey Junction	Stockbridge, GA	—	4,083	10,414	238	4,204	10,531	14,735	2,768	1998	11/16/2018
Plaza Farmington	Farmington, NM	—	6,322	9,619	485	6,711	9,715	16,426	2,874	2004	11/16/2018
Harvest Plaza	Akron, OH	—	2,693	6,083	282	2,865	6,193	9,058	1,803	1974/2015	11/16/2018
Oakhurst Plaza	Seminole, FL	—	2,782	4,506	540	2,974	4,854	7,828	1,569	1974/2001	11/16/2018
Old Alabama Square	Johns Creek, GA	—	10,782	17,359	1,446	10,885	18,702	29,587	4,503	2000	11/16/2018
North Point Landing	Modesto, CA	20,061	8,040	28,422	1,186	8,230	29,418	37,648	6,453	1964/2008	11/16/2018
Glenwood Crossing	Cincinnati, OH	—	4,581	3,922	178	4,607	4,074	8,681	1,803	1999/2015	11/16/2018
Rosewick Crossing	La Plata, MD	—	8,252	23,507	1,006	8,360	24,405	32,765	5,742	2008	11/16/2018
Vineyard Center	Templeton, CA	4,943	1,753	6,406	202	1,796	6,565	8,361	1,473	2007	11/16/2018
Ocean Breeze Plaza	Ocean Breeze, FL	—	6,416	9,986	951	6,513	10,840	17,353	2,941	1993/2010	11/16/2018
Central Valley Marketplace	Ceres, CA	15,526	6,163	17,535	83	6,180	17,601	23,781	4,019	2005	11/16/2018
51st & Olive Square	Glendale, AZ	—	2,236	9,038	480	2,593	9,161	11,754	2,448	1975/2007	11/16/2018
West Acres Shopping Center	Fresno, CA	—	4,866	5,627	635	5,091	6,037	11,128	2,556	1990/2015	11/16/2018
Meadows on the Parkway	Boulder, CO	—	23,953	32,744	1,800	24,340	34,157	58,497	7,840	1989	11/16/2018
Wyandotte Plaza	Kansas City, KS	—	5,204	17,566	774	5,343	18,201	23,544	4,394	1961/2015	11/16/2018
Broadlands Marketplace	Broomfield, CO	—	7,434	9,459	1,125	8,002	10,016	18,018	2,921	2002	11/16/2018
Village Center	Racine, WI	—	6,051	26,473	1,211	6,253	27,482	33,735	7,205	2002/2021	11/16/2018
Shoregate Town Center	Willowick, OH	—	7,152	16,282	6,979	7,386	23,027	30,413	7,508	1958/2022	11/16/2018
Plano Market Street	Plano, TX	—	14,837	33,178	1,973	15,166	34,822	49,988	7,640	2009	11/16/2018
Island Walk Shopping Center	Fernandina Beach, FL	—	8,190	19,992	1,301	8,297	21,186	29,483	5,758	1987/2012	11/16/2018
Normandale Village	Bloomington, MN	10,777	8,390	11,407	2,113	8,977	12,933	21,910	4,996	1973/2017	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-38

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
North Pointe Plaza	North Charleston, SC	—	10,232	26,348	1,393	10,817	27,156	37,973	8,129	1989/2022	11/16/2018
Palmer Town Center	Easton, PA	—	7,331	23,525	1,768	7,390	25,234	32,624	6,113	2005	11/16/2018
Alico Commons	Fort Myers, FL	—	4,670	16,557	638	4,965	16,900	21,865	4,008	2009/2020	11/16/2018
Windover Square	Melbourne, FL	11,048	4,115	13,309	472	4,225	13,671	17,896	3,207	1984/2010	11/16/2018
Rockledge Square	Rockledge, FL	—	3,477	4,469	4,208	3,761	8,393	12,154	1,651	1985/2022	11/16/2018
Fairfield Commons	Lakewood, CO	—	8,802	29,946	2,085	8,924	31,909	40,833	6,878	1985/2014	11/16/2018
Cocoa Commons	Cocoa, FL	—	4,838	8,247	1,454	4,915	9,624	14,539	3,177	1986/2000	11/16/2018
Hamilton Mill Village	Dacula, GA	—	7,059	9,734	550	7,193	10,150	17,343	2,918	1996/2016	11/16/2018
Sheffield Crossing	Sheffield Village, OH	—	8,841	10,232	360	9,051	10,382	19,433	3,469	1989/2013	11/16/2018
The Shoppes at Windmill Place	Batavia, IL	—	8,186	16,005	885	8,344	16,732	25,076	4,317	1991/1997	11/16/2018
Stone Gate Plaza	Crowley, TX	—	5,261	7,007	1,260	5,423	8,105	13,528	2,231	2003	11/16/2018
Everybody's Plaza	Cheshire, CT	—	2,520	10,096	683	2,568	10,731	13,299	2,377	1960/2014	11/16/2018
Lakewood City Center	Lakewood, OH	—	1,593	10,308	406	1,685	10,622	12,307	2,331	1991/2011	11/16/2018
Carriagetown Marketplace	Amesbury, MA	—	7,084	15,492	1,107	7,171	16,512	23,683	4,499	2000	11/16/2018
Crossroads of Shakopee	Shakopee, MN	—	8,869	20,320	1,212	9,062	21,339	30,401	6,252	1998	11/16/2018
Broadway Pavilion	Santa Maria, CA	—	8,512	20,427	788	8,591	21,136	29,727	5,311	1987	11/16/2018
Sanibel Beach Place	Fort Myers, FL	—	3,918	7,043	2,441	4,434	8,968	13,402	2,195	2003/2022	11/16/2018
Shoppes at Glen Lakes	Weeki Wachee, FL	—	4,662	7,473	618	4,780	7,973	12,753	2,230	2008	11/16/2018
Bartow Marketplace	Cartersville, GA	19,305	11,944	24,610	841	12,080	25,315	37,395	8,851	1995	11/16/2018
Bloomingdale Hills	Riverview, FL	—	4,384	5,179	429	4,479	5,513	9,992	2,212	2002/2012	11/16/2018
University Plaza	Amherst, NY	—	6,402	9,800	1,056	6,452	10,806	17,258	4,128	1980/2020	11/16/2018
McKinney Market Street	McKinney, TX	244	10,941	16,061	1,714	11,085	17,631	28,716	5,044	2003/2017	11/16/2018
Montville Commons	Montville, CT	—	12,417	11,091	609	12,549	11,568	24,117	4,183	2007	11/16/2018
Shaw's Plaza Raynham	Raynham, MA	—	8,378	26,829	1,103	8,428	27,882	36,310	7,391	1965/2022	11/16/2018
Suntree Square	Southlake, TX	—	6,335	15,642	671	6,424	16,224	22,648	3,667	2000	11/16/2018
Green Valley Plaza	Henderson, NV	—	7,284	16,879	605	7,358	17,410	24,768	4,292	1978/1982	11/16/2018
Crosscreek Village	St. Cloud, FL	—	3,821	9,604	598	3,984	10,039	14,023	2,731	2008	11/16/2018
Market Walk	Savannah, GA	—	20,678	31,836	3,827	20,919	35,422	56,341	8,675	2014/2022	11/16/2018
Livonia Plaza	Livonia, MI	—	4,118	17,037	870	4,288	17,737	22,025	4,570	1988/2014	11/16/2018
Franklin Centre	Franklin, WI	—	6,353	5,482	615	6,480	5,970	12,450	3,517	1994/2018	11/16/2018
Plaza 23	Pompton Plains, NJ	—	11,412	40,145	5,648	11,907	45,298	57,205	9,386	1963/2021	11/16/2018
Shorewood Crossing	Shorewood, IL	—	9,468	20,993	2,882	9,651	23,692	33,343	6,388	2001/2020	11/16/2018
Herndon Place	Fresno, CA	—	7,148	10,071	(611)	6,881	9,727	16,608	2,729	2005	11/16/2018
Windmill Marketplace	Clovis, CA	—	2,775	7,299	(170)	2,827	7,077	9,904	1,345	2001	11/16/2018
Riverlakes Village	Bakersfield, CA	—	8,567	15,242	2,897	8,950	17,756	26,706	3,964	1997/2022	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-39

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Evans Towne Centre	Evans, GA	—	4,018	7,013	389	4,145	7,275	11,420	2,134	1995/2017	11/16/2018
Mansfield Market Center	Mansfield, TX	—	4,672	13,154	498	4,851	13,473	18,324	3,074	2015	11/16/2018
Ormond Beach Mall	Ormond Beach, FL	—	4,954	7,006	1,054	5,088	7,926	13,014	2,555	1967/2018	11/16/2018
Heritage Plaza	Carol Stream, IL	—	6,205	16,507	939	6,320	17,331	23,651	4,320	1988/2018	11/16/2018
Mountain Crossing	Dacula, GA	2,794	6,602	6,835	37	6,303	7,171	13,474	2,081	1997	11/16/2018
Seville Commons	Arlington, TX	—	4,689	12,602	1,025	4,859	13,457	18,316	3,327	1987/2022	11/16/2018
Cinco Ranch at Market Center	Katy, TX	—	5,553	14,063	645	5,711	14,550	20,261	3,299	2007/2023	12/12/2018
Naperville Crossings	Naperville, IL	25,380	15,765	30,881	4,474	16,612	34,508	51,120	8,545	2007/2021	4/26/2019
Orange Grove Shopping Center	North Fort Myers, FL	—	2,637	7,340	571	3,124	7,424	10,548	1,798	1999	10/31/2019
Sudbury Crossing	Sudbury, MA	—	6,483	12,933	5,931	6,516	18,831	25,347	2,752	1984/2021	10/31/2019
Ashburn Farm Market Center	Ashburn, VA	—	14,035	16,648	555	14,090	17,148	31,238	3,394	2000	10/31/2019
Alameda Crossing	Avondale, AZ	—	7,785	19,875	4,903	8,074	24,489	32,563	6,155	2005/2021	11/16/2019
Del Paso Marketplace	Sacramento, CA	—	5,722	12,242	1,345	6,102	13,207	19,309	2,562	2006/2016	12/12/2019
Hickory Flat Commons	Canton, GA	—	6,976	11,786	1,030	7,389	12,403	19,792	2,677	2008/2020	8/17/2020
Roxborough Marketplace	Littleton, CO	—	4,105	12,668	2,193	4,753	14,213	18,966	2,270	2005/2021	10/5/2020
Cinco Ranch Station II	Katy, TX	—	1,045	—	2,742	1,051	2,736	3,787	109	2023	1/26/2021
West Village Center	Chanhassen, MN	—	10,860	11,281	1,552	11,268	12,425	23,693	2,071	1994/2021	2/4/2021
Hickory Creek Plaza	Denton, TX	—	5,370	2,710	324	5,542	2,862	8,404	561	2007	2/25/2021
Foxridge Plaza	Centennial, CO	—	3,740	11,636	1,664	4,465	12,575	17,040	1,381	1983/2022	8/20/2021
Valrico Commons	Valrico, FL	—	7,522	26,480	896	8,113	26,785	34,898	2,560	1986/2021	8/25/2021
Market Place at Pabst Farms	Oconomowoc, WI	—	6,204	17,199	421	6,519	17,305	23,824	1,972	2005/2020	10/13/2021
Arapahoe Marketplace	Greenwood Village, CO	—	13,779	49,330	1,756	14,870	49,995	64,865	4,428	1977/2022	10/19/2021
Loganville Town Center	Loganville, GA	—	5,309	7,920	2,170	5,447	9,952	15,399	2,447	1997/2023	11/5/2021
Town & Country Village	Sacramento, CA	—	21,894	35,793	2,106	22,199	37,594	59,793	3,468	1950/2022	11/12/2021
Sprouts Plaza	Las Vegas, NV	—	5,104	22,622	1,396	5,472	23,650	29,122	1,951	1995/2022	12/3/2021
Rainbow Plaza	Las Vegas, NV	—	7,158	30,171	1,209	7,897	30,641	38,538	2,574	1989/2022	12/3/2021
Cascades Overlook	Sterling, VA	—	16,241	41,449	1,930	16,442	43,178	59,620	2,838	2016	1/14/2022
Oak Meadows Marketplace	Georgetown, TX	—	4,847	15,848	440	5,047	16,088	21,135	1,038	2018	2/1/2022
Shoppes at Avalon	Spring Hill, FL	—	9,184	7,740	1,061	9,805	8,180	17,985	810	2009/2022	2/14/2022
Centennial Lakes Plaza	Edina, MN	—	13,582	51,052	1,860	13,943	52,551	66,494	2,934	1989/2022	5/13/2022
Crossroads Towne Center	North Las Vegas, NV	—	25,226	27,638	723	25,665	27,922	53,587	3,130	2007/2021	8/15/2022
Chinoe Center	Lexington, KY	—	3,841	14,001	957	4,111	14,688	18,799	1,026	1984/2023	11/21/2022

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-40

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Sunridge Plaza	Rancho Cordova, CA	—	12,004	21,375	365	12,261	21,483	33,744	1,080	2017	12/20/2022
Providence Commons	Mt. Juliet, TN	—	7,425	18,665	979	7,652	19,417	27,069	822	2009	1/19/2023
Village Shoppes at Windermere	Suwanee, GA	9,754	5,747	12,698	355	5,948	12,852	18,800	497	2008	3/16/2023
Town Center at Jensen Beach	Jensen Beach, FL	—	6,042	10,731	960	6,372	11,361	17,733	636	2000	3/27/2023
Shops at Sunset Lakes	Miramar, FL	—	5,872	7,775	284	6,056	7,875	13,931	467	1999	3/27/2023
Lake Pointe Market	Rowlett, TX	—	3,490	9,410	424	3,764	9,560	13,324	180	2002	8/16/2023
Contra Loma Station OP L.P.	Antioch, CA	—	224	—	63	224	63	287	21	-	8/29/2023
Mansell Village	Roswell, GA	—	4,470	11,624	—	4,470	11,624	16,094	138	2003/2013	10/30/2023
Riverpark Shopping Center	Sugar Land, TX	—	24,270	49,449	5	24,270	49,454	73,724	442	2003	11/13/2023
Apache Shoppes	Rochester, MN	—	1,807	3,709	—	1,807	3,709	5,516	37	2005	12/4/2023
Maple View	Grayslake, IL	—	5,256	9,767	—	5,256	9,767	15,023	55	1999	12/4/2023
Maple View	Grayslake, IL	—	1,621	3,307	—	1,621	3,307	4,928	14	1999	12/4/2023
Quail Pointe	Fair Oaks, CA	—	7,492	33,594	—	7,492	33,594	41,086	103	1987	12/5/2023
Glenbrook Marketplace	Glenview, IL	—	3,152	8,807	—	3,152	8,807	11,959	34	1992/2014	12/11/2023
Northlake Station LLC(5)	Cincinnati, OH	—	2,327	11,806	1,663	2,763	13,033	15,796	3,264	1985	10/6/2006
Corporate Adjustments(6)		—	6	2,734	(5,301)	(3,580)	1,019	(2,561)	1,143
Totals		$490,677	$1,685,276	$3,458,965	$442,430	$1,768,487	$3,818,184	$5,586,671	$1,186,630
(1)Encumbrances do not include our finance leases.
(2)Reductions to costs capitalized subsequent to acquisition are generally attributable to parcels/outparcels sold, impairments, and assets held-for-sale.
(3)The aggregate basis of properties for federal income tax purposes is approximately $5.5 billion at December 31, 2023.
(4)The main shopping center at this location was sold and we currently only own an outparcel.
(5)Amounts consist of corporate building and land.
(6)Amounts consist of elimination of intercompany construction management fees charged by the property manager to the real estate assets.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-41

Reconciliation of real estate assets at cost:

	2023	2022
Balance at January 1	$5,246,279	$4,942,426
Additions during the year:
Real estate acquisitions	260,856	268,126
Net additions to/improvements of real estate	94,446	103,656
Deductions during the year:
Real estate dispositions	(14,910)	(65,882)
Impairment of real estate	—	(2,047)
Balance at December 31	$5,586,671	$5,246,279
Reconciliation of accumulated depreciation:

	2023	2022
Balance at January 1	$1,001,863	$834,123
Additions during the year:
Depreciation expense	188,913	182,119
Deductions during the year:
Accumulated depreciation of real estate dispositions	(4,146)	(12,644)
Impairment of real estate	—	(1,735)
Balance at December 31	$1,186,630	$1,001,863
* * * * *

PHILLIPS EDISON & COMPANY DECEMBER 31, 2023 FORM 10-K	F-42

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of February 2024.

PHILLIPS EDISON & COMPANY, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 12, 2024
Jeffrey S. Edison

/S/ JOHN P. CAULFIELD	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 12, 2024
John P. Caulfield

/S/ JENNIFER L. ROBISON	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2024
Jennifer L. Robison

/S/ LESLIE T. CHAO	Director	February 12, 2024
Leslie T. Chao

/S/ ELIZABETH FISCHER	Director	February 12, 2024
Elizabeth Fischer

/S/ STEPHEN R. QUAZZO	Director	February 12, 2024
Stephen R. Quazzo

/S/ JANE SILFEN	Director	February 12, 2024
Jane Silfen

/S/ JOHN A. STRONG	Director	February 12, 2024
John A. Strong

/S/ ANTHONY TERRY	Director	February 12, 2024
Anthony Terry

/S/ PARILEE EDISON WANG	Director	February 12, 2024
Parilee Edison Wang

/S/ GREGORY S. WOOD	Director	February 12, 2024
Gregory S. Wood