Form 10-Q
period 2024-09-30
Phillips Edison & Company, Inc.
filed 2024-10-25
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 122.6 million shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 18, 2024.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
(Condensed and Unaudited)
(In thousands, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Investment in real estate:
Land and improvements	$1,842,671	$1,768,487
Building and improvements	3,977,380	3,818,184
In-place lease assets	515,014	495,525
Above-market lease assets	75,500	74,446
Total investment in real estate assets	6,410,565	6,156,642
Accumulated depreciation and amortization	(1,713,033)	(1,540,551)
Net investment in real estate assets	4,697,532	4,616,091
Investment in unconsolidated joint ventures	27,294	25,220
Total investment in real estate assets, net	4,724,826	4,641,311
Cash and cash equivalents	6,446	4,872
Restricted cash	2,887	4,006
Goodwill	29,066	29,066
Other assets, net	187,033	186,411
Total assets	$4,950,258	$4,865,666

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,104,788	$1,969,272
Below-market lease liabilities, net	114,796	108,223
Accounts payable and other liabilities	129,517	116,461
Deferred income	22,099	18,359
Total liabilities	2,371,200	2,212,315
Commitments and contingencies (see Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 122,615 and 122,024 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,226	1,220
Additional paid-in capital (“APIC”)	3,558,407	3,546,838
Accumulated other comprehensive income (“AOCI”)	1,907	10,523
Accumulated deficit	(1,312,303)	(1,248,273)
Total stockholders’ equity	2,249,237	2,310,308
Noncontrolling interests	329,821	343,043
Total equity	2,579,058	2,653,351
Total liabilities and equity	$4,950,258	$4,865,666

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental income	$161,780	$149,566	$478,134	$446,274
Fees and management income	2,856	2,168	7,943	7,192
Other property income	891	740	2,267	2,209
Total revenues	165,527	152,474	488,344	455,675
Operating Expenses:
Property operating	27,528	24,274	81,461	74,010
Real estate taxes	19,569	19,028	57,897	55,481
General and administrative	11,114	10,385	34,060	33,604
Depreciation and amortization	68,328	58,706	189,706	176,871
Total operating expenses	126,539	112,393	363,124	339,966
Other:
Interest expense, net	(24,998)	(21,522)	(71,954)	(61,663)
(Loss) gain on disposal of property, net	(19)	53	(34)	1,070
Other expense, net	(1,068)	(4,883)	(3,717)	(6,542)
Net income	12,903	13,729	49,515	48,574
Net income attributable to noncontrolling interests	(1,301)	(1,484)	(4,972)	(5,259)
Net income attributable to stockholders	$11,602	$12,245	$44,543	$43,315
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 10)	$0.09	$0.10	$0.36	$0.37

Comprehensive income:
Net income	$12,903	$13,729	$49,515	$48,574
Other comprehensive loss:
Change in unrealized value on interest rate swaps	(10,505)	(1,424)	(9,596)	(1,361)
Comprehensive income	2,398	12,305	39,919	47,213
Net income attributable to noncontrolling interests	(1,301)	(1,484)	(4,972)	(5,259)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	1,059	155	967	147
Reallocation of comprehensive (loss) income upon conversion of noncontrolling interests	(3)	56	13	57
Comprehensive income attributable to stockholders	$2,153	$11,032	$35,927	$42,158

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2024 and 2023
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at July 1, 2023	117,443	$1,174	$3,387,764	$21,059	$(1,204,714)	$2,205,283	$356,465	$2,561,748
Issuance of common stock	1,991	20	70,833	—	—	70,853	—	70,853
Offering costs, discounts, and commissions	—	—	(854)	—	—	(854)	—	(854)
Change in unrealized value on interest rate swaps	—	—	—	(1,269)	—	(1,269)	(155)	(1,424)
Common distributions declared, $0.2841 per share	—	—	—	—	(33,910)	(33,910)	—	(33,910)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,954)	(3,954)
Share-based compensation	14	—	993	—	—	993	311	1,304
Conversion of noncontrolling interests	130	1	3,245	56	—	3,302	(3,302)	—
Net income	—	—	—	—	12,245	12,245	1,484	13,729
Balance at September 30, 2023	119,578	$1,195	$3,461,981	$19,846	$(1,226,379)	$2,256,643	$350,849	$2,607,492

Balance at July 1, 2024	122,408	$1,224	$3,554,309	$11,356	$(1,287,271)	$2,279,618	$335,782	$2,615,400
Change in unrealized value on interest rate swaps	—	—	—	(9,446)	—	(9,446)	(1,059)	(10,505)
Common distributions declared, $0.2975 per share	—	—	—	—	(36,634)	(36,634)	—	(36,634)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,265)	(4,265)
Share-based compensation	51	1	407	—	—	408	1,751	2,159
Conversion of noncontrolling interests	156	1	3,691	(3)	—	3,689	(3,689)	—
Net income	—	—	—	—	11,602	11,602	1,301	12,903
Balance at September 30, 2024	122,615	$1,226	$3,558,407	$1,907	$(1,312,303)	$2,249,237	$329,821	$2,579,058

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30, 2024 and 2023
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2023	117,126	$1,171	$3,383,978	$21,003	$(1,169,665)	$2,236,487	$360,946	$2,597,433
Issuance of common stock	1,991	20	70,833	—	—	70,853	—	70,853
Offering costs, discounts, and commissions	—	—	(854)	—	—	(854)	—	(854)
Change in unrealized value on interest rate swaps	—	—	—	(1,214)	—	(1,214)	(147)	(1,361)
Common distributions declared, $0.8439 per share	—	—	—	—	(100,029)	(100,029)	—	(100,029)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,134)	(12,134)
Share-based compensation	167	1	653	—	—	654	4,356	5,010
Conversion of noncontrolling interests	294	3	7,371	57	—	7,431	(7,431)	—
Net income	—	—	—	—	43,315	43,315	5,259	48,574
Balance at September 30, 2023	119,578	$1,195	$3,461,981	$19,846	$(1,226,379)	$2,256,643	$350,849	$2,607,492

Balance at January 1, 2024	122,024	$1,220	$3,546,838	$10,523	$(1,248,273)	$2,310,308	$343,043	$2,653,351
Issuance of common stock	46	—	—	—	—	—	—	—
Change in unrealized value on interest rate swaps	—	—	—	(8,629)	—	(8,629)	(967)	(9,596)
Common distributions declared, $0.8825 per share	—	—	—	—	(108,573)	(108,573)	—	(108,573)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,620)	(12,620)
Share-based compensation	137	2	1,687	—	—	1,689	5,292	6,981
Conversion of noncontrolling interests	408	4	9,882	13	—	9,899	(9,899)	—
Net income	—	—	—	—	44,543	44,543	4,972	49,515
Balance at September 30, 2024	122,615	$1,226	$3,558,407	$1,907	$(1,312,303)	$2,249,237	$329,821	$2,579,058

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,515	$48,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	188,374	175,212
Depreciation and amortization of corporate assets	1,332	1,659
Net amortization of above- and below-market leases	(4,732)	(3,784)
Amortization of deferred financing expenses	3,566	3,045
Amortization of debt and derivative adjustments	2,453	2,143
Loss on extinguishment or modification of debt, net	1,230	367
Loss (gain) on disposal of property, net	34	(1,070)
Impairment of investment in third parties	—	3,000
Straight-line rent	(6,588)	(8,089)
Share-based compensation	6,981	5,010
Return on investment in unconsolidated joint ventures	206	197
Other	(610)	(323)
Changes in operating assets and liabilities:
Other assets, net	(12,156)	(13,633)
Accounts payable and other liabilities	21,102	6,680
Net cash provided by operating activities	250,707	218,988
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(205,002)	(83,073)
Capital expenditures	(55,640)	(74,317)
(Payments) proceeds from sale of real estate, net	(26)	7,143
Investment in unconsolidated joint ventures	(3,626)	—
Return of investment in unconsolidated joint ventures	1,513	1,582
Insurance proceeds for property damage claims	3,160	2,326
Net cash used in investing activities	(259,621)	(146,339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	372,000	296,000
Payments on revolving credit facility	(517,000)	(293,000)
Proceeds from notes and loans payable	683,108	58,000
Payments on mortgages and loans payable	(407,745)	(100,479)
Distributions paid	(108,585)	(100,341)
Distributions to noncontrolling interests	(12,409)	(11,938)
Proceeds from issuance of common stock	—	70,853
Payment of offering costs	—	(854)
Net cash provided by (used in) financing activities	9,369	(81,759)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	455	(9,110)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	8,878	17,349
End of period	$9,333	$8,239

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$6,446	$3,777
Restricted cash	2,887	4,462
Cash, cash equivalents, and restricted cash at end of period	$9,333	$8,239

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$57,627	$53,957
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	57	888
Accrued capital expenditures	5,100	6,354
Assumed other liabilities	225	—
Assumed debt obligations, net	—	9,615
Assumed below-market debt	—	444
Change in distributions payable	(12)	(312)
Change in distributions payable - noncontrolling interests	211	196

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	7

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
We are a real estate investment trust (“REIT”) that invests primarily in omni-channel grocery-anchored neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to three unconsolidated institutional joint ventures, Grocery Retail Partners I LLC (“GRP I”), Necessity Retail Venture LLC (“NRV”), and Necessity Retail Partners (“NRP”), in which we have partial ownership interests, and one private fund (collectively, the “Managed Funds”) as of September 30, 2024.
In July 2024, through a subsidiary, we entered into a joint venture agreement with an affiliate of Cohen & Steers Income Opportunities REIT, Inc. (“Cohen & Steers”) targeting $300 million in total equity. We contributed $3.2 million for the purchase of one property at formation of the new joint venture, NRV, in exchange for a 20% ownership interest in NRV. Cohen & Steers acquired an 80% ownership interest in NRV by contributing $12.9 million for the purchase of the one property.
In May 2024, we issued $350 million of 5.750% senior notes due 2034 at an issue price of 98.576% in an underwritten offering.
In September 2024, we issued $350 million of 4.950% senior notes due 2035 at an issue price of 98.458% in an underwritten offering.
The 2024 senior note issuances are fully and unconditionally guaranteed by us.
As of September 30, 2024, we wholly-owned 290 real estate properties. Additionally, we owned a 14% interest in GRP I, which owned 20 properties, and a 20% ownership interest in NRV, which owned one property.

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
There were no changes to our significant accounting policies during the nine months ended September 30, 2024, except for those discussed below. For a full summary of our significant accounting policies, refer to our 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2024.
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results expected for the full year.
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
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized federal, state, and local income tax expense of $0.4 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $1.0 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively. We retained a full valuation allowance for our net deferred tax asset as of December 31, 2023. During the second quarter of 2024, we concluded that it was more likely than not that a significant

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	8

portion of our net deferred tax asset will be realized. We reached this conclusion as certain of our taxable REIT subsidiary entities reported positive cumulative pre-tax earnings in recent years, and are projected to generate future pre-tax earnings. We released $0.3 million of the valuation allowance for the three months ended September 30, 2024 and we released $0.8 million of the valuation allowance for the nine months ended September 30, 2024. Income tax expense for the three and nine months ended September 30, 2024 was reduced by an amount equal to the amount of the valuation allowance released during the three and nine months ended September 30, 2024. We anticipate that there will be a small valuation allowance at December 31, 2024 for certain state net operating losses that we do not believe will be realized. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations and comprehensive income (“consolidated statements of operations”).
Recently Issued or Adopted Accounting Pronouncements—There were no recently issued or adopted accounting pronouncements during the nine months ended September 30, 2024 that impacted the Company.
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. Loss on Extinguishment or Modification of Debt, Net has been presented as a separate line item instead of within Other in the consolidated statements of cash flows.

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental income related to fixed lease payments(1)	$122,617	$111,832	$360,899	$331,776
Rental income related to variable lease payments(1)(2)	36,774	34,632	110,035	104,224
Straight-line rent amortization(3)	1,893	2,095	5,718	7,686
Amortization of lease assets	1,729	1,281	4,688	3,746
Lease buyout income	393	587	844	1,016
Adjustments for collectibility(4)	(1,626)	(861)	(4,050)	(2,174)
Total rental income	$161,780	$149,566	$478,134	$446,274
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
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of September 30, 2024, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, are as follows (in thousands):

Year	Amount
Remaining 2024	$115,593
2025	478,272
2026	418,163
2027	350,807
2028	277,928
Thereafter	699,267
Total	$2,340,030
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of September 30, 2024. As of September 30, 2024, our wholly-owned real estate investments in Florida and California represented 12.2% and 10.9% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse natural or economic events in the Florida and California real estate markets. In late September and early October 2024, Hurricanes Helene and Milton struck the southeast United States and caused various amounts of damage to our properties located in the region. While we are still in the process of analyzing the damages sustained to the properties, these are currently estimated to be approximately $2 million.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	9

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Number of properties acquired	8	5
Number of outparcels acquired(1)(2)	4	1
Contract price	$203,402	$92,060
Total price of acquisitions(3)	205,002	83,073
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)During the nine months ended September 30, 2024, we acquired an outparcel adjacent to a property that is owned by our unconsolidated joint venture, GRP I. Therefore, the outparcel is an addition to our total property count.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
The aggregate purchase price of the assets acquired during the nine months ended September 30, 2024 and 2023 were allocated as follows (in thousands):

	September 30, 2024	September 30, 2023
ASSETS
Land and improvements	$68,403	$29,084
Building and improvements	130,577	59,287
In-place lease assets	20,413	7,954
Above-market lease assets	1,168	640
Below-market debt	—	444
Total assets	220,561	97,409

LIABILITIES
Debt obligations, net	—	9,614
Below-market lease liabilities	15,334	4,722
Other liabilities assumed	225	—
Total liabilities	15,559	14,336

Net assets acquired	$205,002	$83,073
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles and below-market debt acquired during the nine months ended September 30, 2024 and 2023 are as follows (in years):

	September 30, 2024	September 30, 2023
Acquired in-place leases	12	11
Acquired above-market leases	8	7
Acquired below-market leases	17	16
Assumed below-market debt	—	2
Property Dispositions—We sold no properties during the nine months ended September 30, 2024, but we recognized a minimal loss on disposal of property due to miscellaneous write-off activity and expenses related to previous and future potential dispositions. During the nine months ended September 30, 2023, we sold one property and two outparcels at a contract price of $6.3 million, received $7.1 million in proceeds, and recognized a gain on disposal of property of $1.1 million which was primarily due to land acquired from us by local authorities.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	10

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Other assets, net:
Deferred leasing commissions and costs	$53,830	$53,379
Deferred financing expenses(1)	8,984	8,984
Office equipment, including capital lease assets, and other	25,520	24,073
Corporate intangible assets	6,686	6,686
Total depreciable and amortizable assets	95,020	93,122
Accumulated depreciation and amortization	(52,849)	(53,205)
Net depreciable and amortizable assets	42,171	39,917
Accounts receivable, net(2)	40,812	44,548
Accounts receivable - affiliates	1,217	803
Deferred rent receivable, net(3)	68,888	62,288
Derivative assets	1,809	12,669
Prepaid expenses and other	16,095	10,745
Investment in third parties	6,742	6,875
Investment in marketable securities	9,299	8,566
Total other assets, net	$187,033	$186,411
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $3.0 million and $1.9 million of general reserves for uncollectible amounts as of September 30, 2024 and December 31, 2023, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $7.6 million and $6.0 million as of September 30, 2024 and December 31, 2023, respectively.
(3)Net of $5.1 million and $4.6 million of receivables removed as of September 30, 2024 and December 31, 2023, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Interest Rate(1)	September 30, 2024	December 31, 2023
Revolving credit facility	SOFR + 0.9%	$36,000	$181,000
Term loans(2)	3.8% - 6.2%	584,750	964,750
Senior unsecured notes due 2031	2.625%	350,000	350,000
Senior unsecured notes due 2034	5.750%	350,000	—
Senior unsecured notes due 2035	4.950%	350,000	—
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.2%	68,155	95,677
Finance lease liability		98	308
Discount on notes payable		(22,708)	(6,302)
Assumed market debt adjustments, net		(154)	(858)
Deferred financing expenses, net		(6,353)	(10,303)
Total		$2,104,788	$1,969,272

Weighted-average interest rate(3)		4.4%	4.2%
(1)Interest rates are as of September 30, 2024.
(2)Our term loans carry an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus a spread. While most of the rates are fixed through the use of swaps, a portion of these loans are not subject to a swap, and thus are still indexed to SOFR.
(3)Includes the effects of derivative financial instruments that were effective as of September 30, 2024 and December 31, 2023 (see Notes 7 and 12).

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	11

2024 Debt Activity—During the nine months ended September 30, 2024, we repaid $27.5 million in mortgage debt.
In May 2024, we issued $350 million of 5.750% senior notes due 2034 at an issue price of 98.576% in an underwritten offering. The offering resulted in gross proceeds of $345.0 million, which were used to pay down $202 million of our revolving credit facility and $135 million of our $240 million term loan that was set to mature in November 2025.
In September 2024, we issued $350 million of 4.950% senior notes due 2035 at an issue price of 98.458% in an underwritten offering. The offering resulted in gross proceeds of $344.6 million, which were used to pay down $90 million of our revolving credit facility and $140 million of our $240 million term loan that is set to mature in July 2026. Additionally, we paid in full our $105 million term loan that was set to mature in November 2025.
The 2024 senior note issuances are fully and unconditionally guaranteed by us.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of September 30, 2024 and December 31, 2023 is summarized below (in thousands):

	September 30, 2024	December 31, 2023
As to interest rate(1):
Fixed-rate debt	$1,988,253	$1,540,985
Variable-rate debt	145,750	445,750
Total	$2,134,003	$1,986,735
As to collateralization:
Unsecured debt	$1,670,750	$1,495,750
Secured debt	463,253	490,985
Total	$2,134,003	$1,986,735
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of September 30, 2024, $475 million in variable-rate debt is hedged to a fixed rate for a weighted-average period of 1.5 years (see Notes 7 and 12).

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $2.6 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
In January 2024, we entered into an interest rate swap which has a notional amount of $150 million and swaps SOFR for a fixed rate of approximately 3.45% effective September 2024 and maturing December 2025.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Count	3	4
Notional amount	$475,000	$700,000
Fixed SOFR	2.8% - 3.4%	2.1% - 3.4%
Maturity date	2025 - 2026	2024 - 2026
Weighted-average term (in years)	1.5	1.5

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	12

The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amount of (loss) gain recognized in Other Comprehensive Income	$(6,031)	$4,367	$3,947	$14,477
Amount of gain reclassified from AOCI into Interest Expense, Net	(4,474)	(5,791)	(13,543)	(15,838)
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of September 30, 2024, there were no derivatives with a fair value in a net liability position, which would include accrued interest but exclude any adjustment for nonperformance risk related to these agreements.

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
As of September 30, 2024, we had three letters of credit outstanding totaling approximately $21.1 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of our Board of Directors (the “Board”). Our charter does not provide for cumulative voting in the election of directors.
At-the-Market Offering (“ATM”)—In February 2022, we and the Operating Partnership entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we could offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three months ended September 30, 2024, no shares of our common stock were issued under this ATM program. During the nine months ended September 30, 2024, we issued approximately 46,000 shares of our common stock at a gross weighted average price of $37.05 per share under this ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions. During the three and nine months ended September 30, 2023, we issued 2.0 million shares of our common stock under this ATM program for net proceeds of $70.1 million, after approximately $0.7 million in commissions.
In February 2024, we and the Operating Partnership entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three and nine months ended September 30, 2024, we issued no shares of our common stock under this ATM program. As of September 30, 2024, approximately $250 million of common stock remained available for issuance under the current ATM program.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	13

Distributions—For each month beginning January 2024 through August 2024, we declared and paid monthly distributions of $0.0975 per common share and Operating Partnership unit (“OP unit”). In September 2024, the Board authorized a 5.1% increase of our monthly distribution rate to $0.1025 per common share and OP unit, and we declared a monthly distribution of $0.1025 per common share and OP unit for September 2024. Distributions paid to stockholders and OP unit holders of record subsequent to September 30, 2024 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
September	9/16/2024	10/1/2024	$0.1025	$13,932
Convertible Noncontrolling Interests—As of September 30, 2024 and December 31, 2023, we had approximately 13.6 million and 13.8 million outstanding non-voting OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of September 30, 2024 and December 31, 2023 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
The table below is a summary of our OP unit activity for the three and nine months ended September 30, 2024 and 2023 (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OP units converted into shares of common stock(1)	156	130	408	294
Distributions declared on OP units(2)	$4,265	$3,954	$12,620	$12,134
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
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to stockholders - basic	$11,602	$12,245	$44,543	$43,315
Net income attributable to convertible OP units(1)	1,301	1,484	4,972	5,259
Net income - diluted	$12,903	$13,729	$49,515	$48,574
Denominator:
Weighted-average shares - basic	122,527	118,292	122,380	117,610
OP units(1)	13,685	14,042	13,705	14,171
Dilutive restricted stock awards	366	466	373	554
Adjusted weighted-average shares - diluted	136,578	132,800	136,458	132,335
Earnings per common share:
Basic and diluted income per share	$0.09	$0.10	$0.36	$0.37
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	14

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Recurring fees(1)	$1,016	$931	$3,014	$2,917
Realized performance income(2)	—	—	—	75
Transactional revenue and reimbursements(3)	847	381	2,147	1,647
Insurance premiums(4)	993	856	2,782	2,553
Total fees and management income	$2,856	$2,168	$7,943	$7,192
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
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of September 30, 2024, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $119.7 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters— As of September 30, 2024, we were the limited guarantor of a $174.0 million mortgage loan secured by GRP I properties. Our guaranty for the GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with GRP I in which any potential liability under such guaranty will be apportioned between us and GRP I based on our respective ownership percentages in the joint venture. We have no liability recorded on our consolidated balance sheets for the guaranty as of September 30, 2024 and December 31, 2023.
As of September 30, 2024, we were also the limited guarantor of a $23.2 million mortgage loan secured by the NRV property. Our guaranty for the NRV debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with NRV in which any potential liability under such guaranty will be apportioned between us and NRV based on our respective ownership percentages in the joint venture. We have no liability recorded on our consolidated balance sheets for the guaranty as of September 30, 2024 and December 31, 2023.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	15

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
The following is a summary of borrowings as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$36,000	$36,119	$181,000	$181,714
Term loans	580,195	588,207	956,132	970,238
Senior unsecured notes due 2031	344,235	300,902	343,698	284,865
Senior unsecured notes due 2034	341,764	364,833	—	—
Senior unsecured notes due 2035	341,293	343,410	—	—
Secured portfolio loan facilities	392,936	367,058	392,575	351,339
Mortgages(2)	68,365	67,206	95,867	94,966
Total	$2,104,788	$2,067,735	$1,969,272	$1,883,122
(1)As of September 30, 2024 and December 31, 2023, respectively, recorded principal balances include: (i) net deferred financing fees of $6.4 million and $10.3 million; (ii) assumed market debt adjustments of $0.2 million and $0.9 million; and (iii) notes payable discounts of $22.7 million and $6.3 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the nine months ended September 30, 2024 and the year ended December 31, 2023 were as follows (in thousands):

	September 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities(1)	$9,299	$—	$—	$8,566	$—	$—
Derivative assets(1)(2)	—	1,809	—	—	12,669	—
(1)We record marketable securities and derivative assets in Other Assets, Net on our consolidated balance sheets.
(2)The fair values of the derivative assets exclude associated accrued interest receivable of $0.6 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively.
Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.
Derivative Instruments—As of September 30, 2024 and December 31, 2023, we had interest rate swaps that fixed SOFR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2024 and December 31, 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	16

Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. There were no impairment charges recorded during the three and nine months ended September 30, 2024 and September 30, 2023.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	17

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	18

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	19

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
As of September 30, 2024, we owned equity interests in 311 shopping centers, including 290 wholly-owned shopping centers and 21 shopping centers owned through two unconsolidated joint ventures, which comprised approximately 35.2 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to the Managed Funds.
2024 SENIOR NOTE ISSUANCES—In May 2024, we issued $350 million of 5.750% senior notes due 2034 at an issue price of 98.576% in an underwritten offering.
In September 2024, we issued $350 million of 4.950% senior notes due 2035 at an issue price of 98.458% in an underwritten offering.
The 2024 senior note issuances are fully and unconditionally guaranteed by us.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of September 30, 2024 and 2023 (dollars and square feet in thousands):

	September 30, 2024	September 30, 2023
Number of properties	290	275
Number of states	31	31
Total square feet	32,902	31,425
ABR	$497,082	$453,028
% ABR from omni-channel grocery-anchored shopping centers	96.6%	97.4%
Leased occupancy %:
Total portfolio spaces	97.8%	97.8%
Anchor spaces	99.4%	99.3%
Inline spaces	95.0%	94.9%
Average remaining lease term (in years)(1)	4.4	4.4
(1)The average remaining lease term in years excludes future options to extend the term of the lease.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	20

The following table details information for our unconsolidated joint ventures as of September 30, 2024, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	September 30, 2024
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
GRP I	14%	20	$32,743	2,213
NRV	20%	1	$2,795	121
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations for our over 3,000 Neighbors, excluding our Neighbors who are occupying space on a temporary basis, after September 30, 2024 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures:

$80
$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$2.3
$8.0
$50.8
$73.4
$70.3
$78.5
$77.5
$38.0
$24.2
$23.2
$17.8
$38.1
MTM (52)
2024 (144)
2025 (705)
2026 (903)
2027 (917)
2028 (834)
2029 (787)
2030 (312)
2031 (257)
2032 (198)
2033 (180)
2034+ (305)
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
See “Results of Operations - Leasing Activity” below for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	21

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, by Neighbor type as of September 30, 2024:

Leased Square Feet by Neighbor Type

National & Regional: 36.4%
Grocery: 46.3%
Local: 17.3%

ABR
by Neighbor Type
National &
Regional:
42.6%
Grocery:
30.6%
Local:
26.8%

The following charts present the composition of our portfolio by Neighbor industry as of September 30, 2024:

Leased Square Feet
by Neighbor Industry
Grocery: 46.3%
Retail Stores: 23.7%
Services: 19.7%
Restaurant: 10.3%

ABR
by Neighbor Industry
Retail Stores: 21.6%
Grocery: 30.6%
Services: 29.0%
Restaurant: 18.8%

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	22

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
TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, as of September 30, 2024 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$29,022	5.8%	3,546	10.9%	64
Publix	26,622	5.3%	2,520	7.8%	61
Albertsons	19,701	3.9%	1,781	5.5%	32
Ahold Delhaize	17,905	3.6%	1,249	3.8%	23
Walmart	8,823	1.8%	1,770	5.4%	13
Giant Eagle	7,390	1.5%	759	2.3%	10
Sprouts Farmers Market	6,732	1.3%	421	1.3%	14
TJX Companies	6,298	1.2%	516	1.6%	18
Raley's	4,599	0.8%	288	0.9%	5
Dollar Tree	4,545	0.8%	424	1.3%	42
Starbucks Corporation	3,528	0.7%	73	0.2%	37
Big Y	3,487	0.7%	167	0.5%	3
UNFI (SuperValu)	3,476	0.7%	336	1.0%	5
Trader Joe's	2,798	0.6%	122	0.4%	9
Subway Group	2,659	0.5%	92	0.3%	62
Pet Supplies Plus	2,564	0.5%	161	0.5%	21
United Parcel Service	2,496	0.5%	87	0.3%	69
H-E-B	2,492	0.5%	164	0.5%	2
H&R Block, Inc.	2,487	0.5%	96	0.3%	57
Lowe's	2,469	0.5%	369	1.1%	4
Total	$160,093	31.7%	14,941	45.9%	551
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	23

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Three Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2024	2023	$	%
Revenues:
Rental income	$161,780	$149,566	$12,214	8.2%
Fees and management income	2,856	2,168	688	31.7%
Other property income	891	740	151	20.4%
Total revenues	165,527	152,474	13,053	8.6%
Operating Expenses:
Property operating	27,528	24,274	(3,254)	(13.4)%
Real estate taxes	19,569	19,028	(541)	(2.8)%
General and administrative	11,114	10,385	(729)	(7.0)%
Depreciation and amortization	68,328	58,706	(9,622)	(16.4)%
Total operating expenses	126,539	112,393	(14,146)	(12.6)%
Other:
Interest expense, net	(24,998)	(21,522)	(3,476)	(16.2)%
(Loss) gain on disposal of property, net	(19)	53	(72)	(135.8)%
Other expense, net	(1,068)	(4,883)	3,815	78.1%
Net income	12,903	13,729	(826)	(6.0)%
Net income attributable to noncontrolling interests	(1,301)	(1,484)	183	12.3%
Net income attributable to stockholders	$11,602	$12,245	$(643)	(5.3)%
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 270 properties that were owned and operational prior to January 1, 2023. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing primarily to real estate asset activity occurring after December 31, 2022, which includes one property disposed of and 19 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended September 30, 2024 and 2023:
Rental Income increased $12.2 million primarily as follows:
•$3.4 million increase primarily related to our same-center portfolio as follows:
▪$4.8 million increase primarily due to a $0.47 increase in average minimum rent PSF; partially offset by
▪$0.9 million decrease due to the impact of straight-line rent adjustments.
•$8.8 million increase primarily related to our acquisition activity, net of dispositions.
Property Operating Expenses increased $3.3 million primarily as follows:
•$2.1 million increase from our same-center portfolio and corporate operating activities primarily due to an increase in common area maintenance spending and higher compensation and insurance costs; and
•$1.2 million increase primarily due to our acquisition activity, net of dispositions.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	24

Interest Expense, Net:
•The $3.5 million increase was primarily due to increased debt outstanding and higher interest rates in 2024. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended September 30,
	2024	2023
Interest on unsecured term loans and senior notes, net	$16,008	$12,216
Interest on secured debt	4,252	4,536
Interest on revolving credit facility, net	1,255	2,212
Non-cash amortization and other	2,252	2,183
Loss on extinguishment or modification of debt and other, net(1)	1,231	375
Interest expense, net	$24,998	$21,522

Weighted-average interest rate as of end of period	4.4%	4.1%
Weighted-average term (in years) as of end of period	5.9	4.2
(1)Includes defeasance fees related to early repayments of debt

Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Three Months Ended September 30,
	2024	2023
Transaction and acquisition expenses	$(1,181)	$(580)
Impairment of investment in third parties	—	(3,000)
Federal, state, and local income tax expense	(446)	(120)
Equity in net (loss) income of unconsolidated investments	(10)	115
Other income (loss)	569	(1,298)
Other expense, net	$(1,068)	$(4,883)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	25

SUMMARY OF OPERATING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2024	2023	$	%
Revenues:
Rental income	$478,134	$446,274	$31,860	7.1%
Fees and management income	7,943	7,192	751	10.4%
Other property income	2,267	2,209	58	2.6%
Total revenues	488,344	455,675	32,669	7.2%
Operating Expenses:
Property operating	81,461	74,010	(7,451)	(10.1)%
Real estate taxes	57,897	55,481	(2,416)	(4.4)%
General and administrative	34,060	33,604	(456)	(1.4)%
Depreciation and amortization	189,706	176,871	(12,835)	(7.3)%
Total operating expenses	363,124	339,966	(23,158)	(6.8)%
Other:
Interest expense, net	(71,954)	(61,663)	(10,291)	(16.7)%
(Loss) gain on disposal of property, net	(34)	1,070	(1,104)	(103.2)%
Other expense, net	(3,717)	(6,542)	2,825	43.2%
Net income	49,515	48,574	941	1.9%
Net income attributable to noncontrolling interests	(4,972)	(5,259)	287	5.5%
Net income attributable to stockholders	$44,543	$43,315	$1,228	2.8%

For details surrounding our basis for analyzing significant fluctuations in our results of operations as well as definitions related to our portfolio of real estate assets, please see “Summary of Operating Activities for the Three Months Ended September 30, 2024 and 2023” above. Below are explanations of the significant fluctuations in the results of operations for the nine months ended September 30, 2024 and 2023:
Rental Income increased $31.9 million as follows:
•$10.0 million increase related to our same-center portfolio primarily as follows:
▪$14.1 million increase primarily due to a $0.47 increase in average minimum rent PSF and a 0.2% improvement in average occupancy; partially offset by
▪$2.3 million decrease due to the impact of straight-line rent adjustments; and
▪$1.8 million decrease primarily due to an increase in amounts reserved for Neighbors identified as credit risks.
•$21.9 million increase primarily related to our acquisition activity, net of dispositions.
Property Operating Expenses increased $7.5 million primarily as follows:
•$4.5 million increase from our same-center portfolio and corporate operating activities primarily due to higher compensation costs, an increase in common area maintenance spending, and higher insurance costs; and
•$2.9 million increase primarily due to our acquisition activity, net of dispositions.
Real Estate Tax Expenses:
•The $2.4 million increase in real estate tax expenses was primarily due to our acquisition activity, net of dispositions.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	26

Interest Expense, Net:
•The $10.3 million increase was primarily due to increased interest rates and debt outstanding in 2024. Interest Expense, Net was comprised of the following (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Interest on unsecured term loans and senior notes, net	$44,800	$35,046
Interest on secured debt	13,252	14,090
Interest on revolving credit facility, net	6,302	6,536
Non-cash amortization and other	6,370	5,625
Loss on extinguishment or modification of debt and other, net(1)	1,230	366
Interest expense, net	$71,954	$61,663

Weighted-average interest rate as of end of period	4.4%	4.1%
Weighted-average term (in years) as of end of period	5.9	4.2
(1)Includes defeasance fees related to early repayments of debt
Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023
Transaction and acquisition expenses	$(3,501)	$(3,179)
Impairment of investment in third parties	—	(3,000)
Federal, state, and local income tax expense	(1,047)	(357)
Equity in net (loss) income of unconsolidated investments	(7)	310
Other income (loss)	838	(316)
Other expense, net	$(3,717)	$(6,542)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	27

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended September 30, 2024 and 2023(1):

	Total Deals		Inline Deals
	2024	2023	2024	2023
New leases:
Number of leases	78	82	70	78
Square footage (in thousands)	334	279	157	166
ABR (in thousands)	$7,437	$5,676	$4,251	$4,473
ABR PSF	$22.27	$20.36	$27.05	$26.86
Cost PSF of executing new leases	$34.79	$29.01	$41.52	$36.92
Number of comparable leases	32	43	28	42
Comparable rent spread	55.0%	26.3%	28.3%	25.3%
Weighted-average lease term (in years)	10.4	10.3	7.4	7.1
Renewals and options:
Number of leases	190	149	168	138
Square footage (in thousands)	1,241	660	390	328
ABR (in thousands)	$18,219	$12,657	$10,514	$8,688
ABR PSF (all leases)	$14.68	$19.17	$26.93	$26.47
ABR PSF prior to renewals (all leases)	$13.28	$17.21	$23.21	$22.84
Percentage increase in ABR PSF (comparable leases only)	10.5%	11.4%	16.0%	15.9%
Cost PSF of executing renewals and options	$0.70	$0.41	$0.68	$0.82
Number of comparable leases(2)	136	109	134	107
Comparable rent spread(2)	19.8%	16.9%	19.6%	17.2%
Weighted-average lease term (in years)	5.2	4.6	4.6	4.3
Portfolio retention rate	91.9%	93.1%	81.2%	87.5%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	28

Below is a summary of leasing activity for our wholly-owned properties for the nine months ended September 30, 2024 and 2023(1):

	Total Deals		Inline Deals
	2024	2023	2024	2023
New leases:
Number of leases	255	274	233	264
Square footage (in thousands)	1,001	829	539	590
ABR (in thousands)	$22,629	$17,534	$15,481	$14,822
ABR PSF	$22.60	$21.16	$28.72	$25.11
Cost PSF of executing new leases	$33.89	$30.48	$43.02	$35.98
Number of comparable leases	116	106	105	104
Comparable rent spread	37.7%	26.2%	32.9%	25.8%
Weighted-average lease term (in years)	9.3	8.8	8.1	7.1
Renewals and options:
Number of leases	535	505	474	462
Square footage (in thousands)	3,580	2,744	1,026	1,035
ABR (in thousands)	$54,308	$45,019	$28,584	$26,819
ABR PSF (all leases)	$15.17	$16.41	$27.86	$25.90
ABR PSF prior to renewals (all leases)	$13.71	$14.83	$23.92	$22.34
Percentage increase in ABR PSF (comparable leases only)	11.1%	10.7%	16.4%	16.0%
Cost PSF of executing renewals and options	$0.38	$0.46	$0.71	$1.09
Number of comparable leases(2)	400	378	387	370
Comparable rent spread(2)	19.0%	17.0%	19.5%	17.8%
Weighted-average lease term (in years)	5.3	4.9	4.6	4.3
Portfolio retention rate	89.3%	94.1%	83.2%	85.5%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our same-center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three and nine months ended September 30, 2024 and 2023, Same-Center NOI represents the NOI for the 270 properties that were wholly-owned and operational for the entire portion of all comparable reporting periods.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	29

The table below presents our Same-Center NOI (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues:
Rental income(1)	$113,290	$108,458	$4,832		$338,207	$324,123	$14,084
Tenant recovery income	35,685	35,695	(10)		106,167	106,377	(210)
Reserves for uncollectibility(2)	(1,459)	(893)	(566)		(3,860)	(2,169)	(1,691)
Other property income	734	734	—		2,031	2,178	(147)
Total revenues	148,250	143,994	4,256	3.0%	442,545	430,509	12,036	2.8%
Operating expenses:
Property operating expenses	22,394	20,674	(1,720)		68,168	64,237	(3,931)
Real estate taxes	18,132	18,930	798		54,346	55,355	1,009
Total operating expenses	40,526	39,604	(922)	(2.3)%	122,514	119,592	(2,922)	(2.4)%
Total Same-Center NOI	$107,724	$104,390	$3,334	3.2%	$320,031	$310,917	$9,114	2.9%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$12,903	$13,729	$49,515	$48,574
Adjusted to exclude:
Fees and management income	(2,856)	(2,168)	(7,943)	(7,192)
Straight-line rental income(1)	(2,148)	(2,265)	(6,585)	(8,129)
Net amortization of above- and below-market leases	(1,743)	(1,294)	(4,732)	(3,784)
Lease buyout income	(393)	(587)	(844)	(1,016)
General and administrative expenses	11,114	10,385	34,060	33,604
Depreciation and amortization	68,328	58,706	189,706	176,871
Interest expense, net	24,998	21,522	71,954	61,663
Loss (gain) on disposal of property, net	19	(53)	34	(1,070)
Other expense, net	1,068	4,883	3,717	6,542
Property operating expenses related to fees and management income	983	649	2,328	1,675
NOI for real estate investments	112,273	103,507	331,210	307,738
Less: Non-same-center NOI(2)	(4,549)	883	(11,179)	3,179
Total Same-Center NOI	$107,724	$104,390	$320,031	$310,917

Period-end Same-Center Leased Occupancy %			97.9%	97.8%
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	30

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
The following table presents our calculation of Nareit FFO and Core FFO (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$12,903	$13,729	$49,515	$48,574
Adjustments:
Depreciation and amortization of real estate assets	67,887	58,144	188,374	175,212
Loss (gain) on disposal of property, net	19	(53)	34	(1,070)
Adjustments related to unconsolidated joint ventures	745	646	2,055	1,989
Nareit FFO attributable to stockholders and OP unit holders	$81,554	$72,466	$239,978	$224,705
Calculation of Core FFO Attributable to Stockholders and OP Unit Holders
Nareit FFO attributable to stockholders and OP unit holders	$81,554	$72,466	$239,978	$224,705
Adjustments:
Depreciation and amortization of corporate assets	441	562	1,332	1,659
Impairment of investment in third parties	—	3,000	—	3,000
Transaction and acquisition expenses	1,181	580	3,501	3,179
Loss on extinguishment or modification of debt and other, net	1,231	375	1,230	366
Amortization of unconsolidated joint venture basis differences	3	4	8	12
Realized performance income(1)	—	—	—	(75)
Core FFO attributable to stockholders and OP unit holders	$84,410	$76,987	$246,049	$232,846

Nareit FFO/Core FFO Attributable to Stockholders and OP Unit Holders per diluted share
Weighted-average shares of common stock outstanding - diluted	136,578	132,800	136,458	132,335
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.60	$0.55	$1.76	$1.70
Core FFO attributable to stockholders and OP unit holders per share - diluted	$0.62	$0.58	$1.80	$1.76
(1)Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	31

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Calculation of EBITDAre
Net income	$12,903	$13,729	$49,515	$48,574	$63,762
Adjustments:
Depreciation and amortization	68,328	58,706	189,706	176,871	236,443
Interest expense, net	24,998	21,522	71,954	61,663	84,232
Loss (gain) on disposal of property, net	19	(53)	34	(1,070)	(1,110)
Federal, state, and local tax expense	446	120	1,047	357	438
Adjustments related to unconsolidated joint ventures	1,075	918	2,937	2,802	3,721
EBITDAre	$107,769	$94,942	$315,193	$289,197	$387,486
Calculation of Adjusted EBITDAre
EBITDAre	$107,769	$94,942	$315,193	$289,197	$387,486
Adjustments:
Impairment of investment in third parties	—	3,000	—	3,000	3,000
Transaction and acquisition expenses	1,181	580	3,501	3,179	5,675
Amortization of unconsolidated joint venture basis differences	3	4	8	12	17
Realized performance income(1)	—	—	—	(75)	(75)
Adjusted EBITDAre	$108,953	$98,526	$318,702	$295,313	$396,103
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	32

2024, no shares of our common stock were issued under this ATM program. During the nine months ended September 30, 2024, we issued approximately 46,000 shares of our common stock at a gross weighted average price of $37.05 per share under this ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions. During the three and nine months ended September 30, 2023, we issued 2.0 million shares of our common stock under this ATM program for net proceeds of $70.1 million, after approximately $0.7 million in commissions.
In February 2024, we and the Operating Partnership entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three and nine months ended September 30, 2024, we issued no shares of our common stock under this ATM program. As of September 30, 2024, approximately $250 million of common stock remained available for issuance under the current ATM program.
DEBT—The following table summarizes information about our debt as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Total debt obligations, gross	$2,134,003	$1,986,735
Weighted-average interest rate	4.4%	4.2%
Weighted-average term (in years)	5.9	3.9

Revolving credit facility capacity(1)	$800,000	$800,000
Revolving credit facility availability(2)	742,904	606,550
(1)The revolving credit facility matures in January 2026, extendable at our option to January 2027. In addition, the revolving credit facility includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $1 billion, subject to the satisfaction of certain conditions.
(2)Net of any outstanding balance and letters of credit.
In May 2024, we issued $350 million of 5.750% senior notes due 2034 at an issue price of 98.576% in an underwritten offering.
In September 2024, we issued $350 million of 4.950% senior notes due 2035 at an issue price of 98.458% in an underwritten offering.
The 2024 senior note issuances are fully and unconditionally guaranteed by us.
Debt Obligation Guarantees—At September 30, 2024, the Operating Partnership had issued and outstanding its 2.625%, 4.950%, and 5.750% senior notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2.625%, 4.950%, and 5.750% senior notes are fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	33

FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of September 30, 2024 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$2,162,993	$2,011,093
Less: Cash and cash equivalents	6,950	5,074
Total net debt	$2,156,043	$2,006,019

Enterprise value:
Net debt	$2,156,043	$2,006,019
Total equity market capitalization(1)(2)	5,138,063	4,955,480
Total enterprise value	$7,294,106	$6,961,499
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 136.3 million and 135.8 million diluted shares as of September 30, 2024 and December 31, 2023, respectively, and the closing market price per share of $37.71 and $36.48 as of September 30, 2024 and December 31, 2023, respectively.
(2)Fully diluted shares include common stock and OP units.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,156,043	$2,006,019
Adjusted EBITDAre - annualized(1)	419,492	396,103
Net debt to Adjusted EBITDAre - annualized	5.1x	5.1x

Net debt to total enterprise value:
Net debt	$2,156,043	$2,006,019
Total enterprise value	7,294,106	6,961,499
Net debt to total enterprise value	29.6%	28.8%
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	34

During the nine months ended September 30, 2024 and 2023, we had gross capital spend of $55.6 million and $74.3 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (in thousands):

	Nine Months Ended September 30,
	2024	2023
Capital expenditures for real estate:
Capital improvements	$11,833	$18,336
Tenant improvements	18,723	20,484
Redevelopment and development	18,182	29,276
Total capital expenditures for real estate	48,738	68,096
Corporate asset capital expenditures	690	817
Capitalized indirect costs(1)	3,052	3,078
Total capital spending activity(2)	$52,480	$71,991
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
(2)Amounts reported are net of insurance proceeds of $3.2 million and $2.3 million for property damage claims for the nine months ended September 30, 2024 and 2023, respectively.
We anticipate that obligations related to capital improvements, as well as redevelopment and development, in 2024 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 9%-12%. Our current in process projects represent an estimated total investment of $45.6 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.
REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our property acquisitions (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Number of properties acquired	8	5
Number of outparcels acquired(1)(2)	4	1
Contract price	$203,402	$92,060
Total price of acquisitions(3)	205,002	83,073
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)During the nine months ended September 30, 2024, we acquired an outparcel adjacent to a property that is owned by our unconsolidated joint venture, GRP I. Therefore, the outparcel is an addition to our total property count.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
REAL ESTATE DISPOSITION ACTIVITY—We sold no properties during the nine months ended September 30, 2024, but we recognized a minimal loss on disposal of property due to miscellaneous write-off activity and expenses related to previous and future potential dispositions. During the nine months ended September 30, 2023, we sold one property and two outparcels at a contract price of $6.3 million, received $7.1 million in proceeds, and recognized a gain on disposal of property of $1.1 million which was primarily due to land acquired from us by local authorities.
DISTRIBUTIONS—For each month beginning January 2024 through August 2024, we declared and paid monthly distributions of $0.0975 per common share and OP unit. In September 2024, the Board authorized a 5.1% increase of our monthly distribution rate to $0.1025 per common share and OP unit and we declared a monthly distribution of $0.1025 per common share and OP unit for September 2024.
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	35

CASH FLOW ACTIVITIES—As of September 30, 2024, we had cash and cash equivalents and restricted cash of $9.3 million, a net cash increase of $0.5 million during the nine months ended September 30, 2024.
Below is a summary of our cash flow activity (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net cash provided by operating activities	$250,707	$218,988	$31,719	14.5%
Net cash used in investing activities	(259,621)	(146,339)	(113,282)	(77.4)%
Net cash provided by (used in) financing activities	9,369	(81,759)	91,128	111.5%
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations—Most of our operating cash comes from rental and tenant recovery income received less property operating expenses, real estate taxes, and general and administrative costs paid. Property operations during the nine months ended September 30, 2024 were positively impacted by a $9.1 million, or 2.9%, improvement in Same-Center NOI as compared to the same period in 2023. During the nine months ended September 30, 2024, we had a net cash inflow of $8.9 million from changes in working capital as compared to a net cash outlay of $7.0 million during the same period in 2023. This change was primarily driven by the timing of interest payments resulting from our 2024 senior note issuances.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the nine months ended September 30, 2024, our acquisitions resulted in a total cash outlay of $205.0 million, as compared to a total cash outlay of $83.1 million during the same period in 2023.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the nine months ended September 30, 2024, we paid $55.6 million for capital expenditures, a decrease of $18.7 million over the same period in 2023.
FINANCING ACTIVITIES—Our net cash provided by (used in) financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the nine months ended September 30, 2024, we had $130.4 million in net borrowings primarily as a result of our May and September 2024 senior note issuances, payments on our term loans, and net repayments under our revolving credit facility. During the nine months ended September 30, 2023, we had $39.5 million in net repayment of debt primarily as a result of early repayments of mortgage loans.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $8.7 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to an increase in shares of common stock outstanding as a result of issuances under the ATM program and our distribution rate increase.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of September 30, 2024, at a reasonable assurance level.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	36

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
UNREGISTERED SALE OF SECURITIES—During the three months ended September 30, 2024, we issued an aggregate of approximately 156,000 shares of common stock in redemption of approximately 156,000 ownership units of Phillips Edison Grocery Center Operating Partnership I, L.P. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASES—On August 3, 2022, our Board of Directors approved a new share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program. The table below summarizes repurchases of our common stock made during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
July 1, 2024 - July 31, 2024(1)	20,756	$33.81	—	$250,000
August 1, 2024 - August 31, 2024	—	—	—	250,000
September 1, 2024 - September 30, 2024	—	—	—	250,000
(1)Represents common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	37

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1		Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended	Form 10-Q, filed May 5, 2022, Exhibit 3.1
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
4.1
Third Supplemental Indenture, dated as of September 12, 2024, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., as issuer, Phillips Edison & Company, Inc., as guarantor, and U.S. Bank Trust Company National Association, as trustee.
Form 8-K, filed September 12, 2024, Exhibit 4.2
22.1	*	List of Issuers of Guaranteed Securities
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith
**Compensatory Plan

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: October 25, 2024	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2024	By:	/s/ John P. Caulfield
John P. Caulfield
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2024 FORM 10-Q	39