Form 10-K
period 2024-12-31
Phillips Edison & Company, Inc.
filed 2025-02-11
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-40594

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4.0 billion, based on a closing price of $32.71 as reported on the Nasdaq Global Select Market.
As of February 3, 2025, there were approximately 125.2 million outstanding shares of common stock of the registrant.
Documents Incorporated by Reference: Certain required information will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the Company's 2025 Annual Meeting of Stockholders, and is hereby incorporated by reference into Part III of this Form 10-K.

PHILLIPS EDISON & COMPANY, INC. FORM 10-K

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	1

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). These forward-looking statements are based on current expectations, estimates, and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, management of our company and involve uncertainties that could significantly affect our financial results. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “seek,” “objective,” “goal,” “strategy,” “plan,” “focus,” “priority,” “should,” “could,” “potential,” “possible,” “look forward,” “optimistic,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). Such statements include, but are not limited to: (a) statements about our plans, strategies, initiatives, and prospects; (b) statements about our underwritten incremental yields; and (c) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) competition from other available shopping centers and the attractiveness of properties in our portfolio to our tenants; (v) the financial stability of our tenants, including, without limitation, their ability to pay rent; (vi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (vii) increases in our borrowing costs as a result of changes in interest rates and other factors; (viii) potential liability for environmental matters; (ix) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (x) our ability and willingness to maintain our qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax, and other considerations; (xi) changes in tax, real estate, environmental, and zoning laws; (xii) information technology security breaches; (xiii) our corporate responsibility initiatives; (xiv) loss of key executives; (xv) the concentration of our portfolio in a limited number of industries, geographies, or investments; (xvi) the economic, political, and social impact of, and uncertainty relating to, pandemics or other health crises; (xvii) our ability to re-lease our properties on the same or better terms, or at all, in the event of non-renewal or in the event we exercise our right to replace an existing tenant; (xviii) the loss or bankruptcy of our tenants; (xix) to the extent we are seeking to dispose of properties, our ability to do so at attractive prices or at all; (xx) the impact of inflation on us and on our tenants; and (xxi) any of the other risks included in this Annual Report on Form 10-K, including those set forth in “Part I, Item 1A. Risk Factors”. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
Except as required by law, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	2

w PART I
ITEM 1. BUSINESS
All references to “Notes” throughout this Annual Report on Form 10-K refer to the footnotes to the consolidated financial statements in “Part II, Item 8. Financial Statements and Supplementary Data”.
OVERVIEW—Phillips Edison & Company, Inc. (“we,” the “Company,” “PECO,” “our,” or “us”), a real estate investment trust (“REIT”) founded in 1991, is one of the nation’s largest owners and operators of omni-channel grocery-anchored shopping centers. Additionally, we operate a third-party investment management business providing property management and advisory services to four unconsolidated institutional joint ventures, in which we have partial ownership interests, and one private fund (collectively, the “Managed Funds”). The majority of our revenues are lease revenues derived from our real estate investments. Our portfolio primarily consists of neighborhood centers anchored by the #1 or #2 grocer tenants by sales within their respective formats by trade area. As of December 31, 2024, our portfolio was 97.7% leased. Our tenants, who we refer to as “Neighbors,” are a mix of national, regional, and local retailers that primarily provide necessity-based goods and services. We believe our locations are in fundamentally strong demographic markets throughout the United States. Our brick and mortar assets positively contribute to our Neighbors’ omni-channel strategies and act as the last mile delivery solution.
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
As of December 31, 2024, we wholly-owned 294 shopping centers. Additionally, we owned (i) a 14% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”), which owned 20 shopping centers, (ii) a 20% equity interest in Necessity Retail Venture LLC (“NRV”), a joint venture with an affiliate of Cohen & Steers Income Opportunities REIT, Inc. (“Cohen & Steers”), which owned one shopping center, (iii) a 31.25% interest in Neighborhood Grocery Catalyst Fund LLC (“NGCF”), a joint venture with certain investors, including LS BDC Holdings, LLC, a subsidiary of Lafayette Square USA, Inc. and Northwestern Mutual, which owned one property, and (iv) a 20% equity interest in Necessity Retail Partners (“NRP”), a joint venture with an affiliate of TPG Real Estate, which sold its final property in May 2022 and is set to expire in 2025. In total, our managed portfolio of wholly-owned shopping centers and those owned through our unconsolidated joint ventures comprised approximately 35.7 million square feet located in 31 states.
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
•Omni-Channel Grocery-Anchored Neighborhood Shopping Centers—We focus on investing in omni-channel shopping centers anchored by the #1 or #2 grocer by sales within their respective trade area. As of December 31, 2024, for our wholly-owned shopping centers, 84% of our annualized base rent (“ABR”) was generated from shopping centers anchored by such grocers. Grocery-anchored shopping centers generally have strong foot traffic leading to high demand for leasing Neighbor spaces, which enhances our ability to increase lease revenue. These centers provide an attractive last-mile solution to residents of our communities by providing “Buy Online, Pick-Up in Store”, curbside pick-up, and grocery delivery options. We target investments with attractive going-in yields and growth potential in markets with demographic profiles that support necessity-based retail concepts.
•Neighbor-Base—As of December 31, 2024, approximately 69% of our ABR, including the pro rata portion attributable to properties owned through our unconsolidated joint ventures, is generated from Neighbors providing necessity-based goods and services. We believe our focus on necessity-based goods and services retailers limits our exposure to distressed retailers and allows us to demonstrate resiliency during times of real estate and economic down cycles.
•Targeted Portfolio—We focus on owning centers in trade areas with favorable demographics that align with those of leading grocers. Further, we seek to invest in small format centers where leasing activity is concentrated in smaller tenant spaces and limits exposure to high-risk retailers. We believe that smaller centers provide higher growth potential because they enjoy a positive leasing dynamic as: (i) we believe retailer demand is strongest for inline space, which contains less than 10,000 square feet of gross leasable area (“GLA”); (ii) there is less exposure to big box retailers, which we believe have higher risk because they require larger capital expenditures and have fewer leasing opportunities; and (iii) smaller centers typically have lower capital expenditures. We intend to grow our portfolio through targeted acquisitions that align with our differentiated and focused strategy.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	3

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
•Funding External Growth—We have identified a target market of approximately 5,800 centers across the United States and believe we have a long runway for external growth. We believe our investment grade balance sheet, our senior unsecured revolving credit facility, and our At-the-Market offering (“ATM”) program allow us to access debt and equity capital, further enhancing our financial flexibility and providing us with the financial capacity to pursue external growth initiatives in an accretive and prudently capitalized manner. Additionally, our investment management platform enables us to source and manage incremental sources of capital through unconsolidated joint ventures, which provide us incremental fee revenue opportunities.
•Debt Maturity Profile—We believe we have maintained an appropriately staggered debt maturity profile with no meaningful maturities in 2025, which will position us for long-term growth. Our outstanding debt obligations are composed primarily of (i) unsecured debt, including term loans, senior notes, and a revolving credit facility, and (ii) secured mortgage debt.
•Investment Grade Ratings—Our current investment grade ratings are Baa2 (Outlook: Stable) with Moody’s Investors Services and BBB (Outlook: Stable) with S&P Global Ratings.
•Revolving Credit Facility Availability—As of December 31, 2024, we had available liquidity of $738.9 million under our senior unsecured revolving credit facility. On January 9, 2025, we amended our senior unsecured revolving credit facility. The amendment increases the aggregate borrowing capacity of the facility to $1 billion and extends the maturity date to January 2029, with options to extend the maturity for two additional six-month periods.
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
SEGMENT DATA—Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish our principal business, or group our operations, by geography or size for the purpose of measuring performance. Accordingly, we have presented our results as a single operating and reportable segment.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	4

operations (including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings).
As of December 31, 2024, we were not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business. However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with government regulations due to changes in requirements or otherwise that could be material to our business.
CORPORATE RESPONSIBILITY AND HUMAN CAPITAL—Our Corporate Responsibility and Sustainability (“CRS”) Program is designed to align with our business objective of driving long-term growth and value creation for all stakeholders by generating cash flow, income growth, managing risk, and capital appreciation. To achieve this alignment, our CRS Program is based on four pillars - our People & Culture, Environmental Management, Community, and Oversight & Ethics - with each pillar focused on its interdependent strategy of (i) driving our PECO Cultural Advantage™ (described below), (ii) maximizing resource efficiencies and mitigating the impact of environmental risks, (iii) executing on our corporate mission of “creating great omni-channel grocery-anchored shopping center experiences and improving our communities, one shopping center at a time,” and (iv) committing to strong corporate governance. Our CRS Program is overseen by our Board of Directors through our Nominating and Governance (“N&G”) Committee, and we regularly review the program’s strategies and goals with our directors. More information about our CRS strategies, goals, and performance is available on our website at www.phillipsedison.com, including in our 2023 Corporate Responsibility Report. The content of our website and other information contained therein, including our Corporate Responsibility Report, are not incorporated by reference herein or in any other filing by the Company with the SEC, and should not be considered part of this Annual Report on Form 10-K.
People & Culture—As of December 31, 2024, we had approximately 300 associates located in 23 states, with the majority located in our corporate headquarters in Cincinnati, Ohio. At PECO, our associates and the culture we foster are vital to how we operate. Our unique culture - which we refer to as our “PECO Cultural Advantage”™ - is carefully curated through the following approach: cultivating an ownership mindset where teamwork and innovative thinking are highly valued; promoting transparency and open communication throughout our Company; caring about the health and well-being of our associates; investing in the growth and development of our associates; fostering a supportive and inclusive environment; and recognizing the hard work of our associates. Some highlights of our PECO Cultural Advantage™ include:
•Engagement and Satisfaction: We empower our associates through personalized coaching and annual stock awards, intended to foster a resilient culture that has earned PECO the title of a Top Place to Work for eight consecutive years by Cincinnati Enquirer. By granting 100% of eligible associates service-based restricted stock units in PECO, we encourage our associates to think and operate like owners, which we believe drives better decision-making and strengthens our culture.
•Learning and Development: We are committed to continuous learning and career development that is highly individualized and tailored to meet the unique needs of each associate. PECO’s commitment to continuous learning includes an annual talent management process; individual development plans aligned to each associate’s career goals, strengths, and areas for growth; flexible learning methods and modalities so that associates can learn in a way that suits them best and at their own pace; and an internal mentoring program.
•Health and Well-Being: We strive to create a workplace that prioritizes the health, well-being, and safety of our associates. Our “Beyond Benefits” wellness program is integral to our Company’s culture and includes sponsoring wellness activities and challenges designed to improve the overall health of our associates. In 2024, PECO earned a designation as one of the “Healthiest Employers of Ohio” for a fifth consecutive year and earned a place on the Healthiest100™ in America for the second consecutive year.
•Inclusion and Belonging: At PECO, fostering connection and inclusivity is a core commitment of our culture. Our four associate-led resource groups - PECO Multicultural Opportunities, Resources & Education; PECO Networking Opportunities for Women; PECO Impact; and PECO Connect - are designed to help further connection, inclusion, collaboration, community engagement, and communication throughout the Company.
Environmental Management—Our environmental management strategy focuses on maximizing resource efficiencies and mitigating the impact of environmental risks and related issues through the following key initiatives: Scope 1 and Scope 2 Greenhouse Gas (“GHG”) emissions reduction; resource efficiency; water conservation; waste management; building certifications; renewable energy; data management; and climate risk assessment. For example, in 2024, we reduced our market-based Scope 1 and 2 GHG emissions by 31% versus our 2020 baseline, which has improved our resource efficiencies at our properties.
Community—Through our mission of “creating great omni-channel grocery-anchored shopping center experiences and improving our communities, one shopping center at a time”, our centers are integral to the local communities they serve by supporting local entrepreneurs and small business owners; connecting residents to essential and necessity-based goods, services, and amenities; enhancing the communities through development and redevelopment projects; and creating economic impact for the local townships and municipalities through jobs and taxes. As of December 31, 2024, approximately 69% of our ABR was generated from Neighbors providing necessity-based goods and services to the local communities.
Oversight & Ethics—We believe that strong governance practices promote long-term value creation for our stakeholders by fostering a culture of integrity and ethical conduct for our associates; building and maintaining a relationship of trust and respect with our Neighbors, investors, vendors, and the communities that we serve; guiding decision-making through sound and ethical business practices; safeguarding the interest of our stockholders and other stakeholders through comprehensive internal control frameworks with independent oversight and review; assessing enterprise risk management and mitigation strategies for material risks on a regular basis; providing transparency in our reporting and stakeholder disclosures; and prioritizing regular engagement with our stakeholders. Supported by an experienced executive management team, we maintain a robust system of corporate governance policies, designed to foster an ethical culture and drive our goal of creating long-term value for all stakeholders.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	5

INFORMATION ABOUT OUR EXECUTIVE OFFICERS—The following table details information for our executive officers as of December 31, 2024:

Name	Age	Title	Joined PECO
Jeffrey S. Edison	64	Chairman & Chief Executive Officer	Co-Founder
Robert F. Myers	52	President	2003
John P. Caulfield	44	Chief Financial Officer, Executive Vice President & Treasurer	2014
Tanya E. Brady	57	General Counsel, Executive Vice President & Secretary	2013
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	6

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
•We use artificial intelligence technologies in our business, and the use of these technologies involve technological and legal risk.
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
Risks Related to Our Common Stock
•The market price and trading volume of shares of our common stock may be volatile.
•The number of shares of our common stock available for future issuance or sale could adversely affect the market price of our common stock.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	7

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	8

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
Some of our shopping centers have a low tax basis, which may result in a taxable gain on sale. We intend to utilize tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”) to mitigate taxable income (“Section 1031 Exchanges”); however, there can be no assurance that we will identify exchange shopping centers that meet our investment objectives for acquisitions. In the event that we do not utilize Section 1031 Exchanges, we may be required to distribute the gain proceeds to stockholders or pay income tax, which may reduce our cash flows available to fund our commitments and distributions to stockholders. Moreover, it is possible that future legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or impossible for us to dispose of shopping centers on a tax-deferred basis.
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
In addition, unconsolidated joint venture arrangements may decrease our ability to manage risk and implicate additional risks, such as: (i) potentially inferior financial capacity, diverging business goals and strategies and the need for our venture partners’ continued cooperation; (ii) the joint venture partners might become bankrupt, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions; (iii) our inability to take actions with respect to the unconsolidated joint ventures’ activities that we believe are favorable to us if our institutional joint venture partners do not agree; (iv) our inability to control the legal entities that have title to the real estate associated with the joint ventures; (v) our institutional joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our investment in the joint venture; and (vi) our institutional joint venture partners’ business decisions or other actions or omissions may result in harm to our reputation or adversely affect the value of our investments.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	9

our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value.
The fair value of real estate assets is subjective and is determined through the use of comparable sales information and other market data if available. These subjective assessments have a direct effect on our net income because recording an impairment charge results in an immediate negative adjustment to net income, which may be material. During the year ended December 31, 2024, we incurred no impairment charges. We will continue to evaluate the risk profile of each asset and may potentially recognize impairments in future quarters. Accordingly, there can be no assurance that we will not record impairment charges in the future related to our assets.
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
Our portfolio is predominantly comprised of omni-channel neighborhood grocery-anchored shopping centers, and during the year ended December 31, 2024, our holdings in Florida, California, and Texas accounted for 12.2%, 10.6%, and 10.1%, respectively, of our ABR (including our wholly-owned portfolio as well as the prorated portion of shopping centers owned through our joint ventures). Therefore, our performance is subject to risks associated with owning and operating neighborhood omni-channel grocery-anchored shopping centers, and may be further subject to additional risk as a result of the geographic concentration noted above. Such risks include, but are not limited to: (i) changes in national, regional, and local economic climates or demographics; (ii) competition from other available shopping centers and e-commerce, and the attractiveness of our shopping centers to our Neighbors; (iii) increased competition for real estate assets targeted by our investment strategies; (iv) adverse local conditions, such as oversupply or reduction in demand for similar shopping centers in an area and changes in real estate zoning laws that may reduce the desirability of real estate in an area; (v) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-lease space; (vi) ongoing disruption and/or consolidation in the retail sector; (vii) increases in operating costs, due to inflation or otherwise, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (viii) increases in the costs to repair, renovate, and re-lease space; (ix) changes in interest rates and the availability of financing, which may render the sale or refinance of a property or loan difficult or unattractive; (x) earthquakes, tornadoes, hurricanes, droughts, wildfires, or other weather and climate-related events and natural disasters, civil unrest, terrorist acts, or acts of war, which may result in uninsured or underinsured losses; (xi) epidemics, pandemics, or other widespread outbreaks or resulting public fear that disrupt the businesses of our Neighbors causing them to fail to pay rent on time or at all; and (xii) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. Such risks also include, but are not limited to, those that could impact the financial stability of our Neighbors, including their ability to pay rent and expense reimbursements, such as supply chain disruptions and constraints, inflationary pressures throughout the supply chain, labor shortages and inflationary pressures on wages, increases in retail theft, and other risks and uncertainties described elsewhere in this "Risk Factors" section. These and other factors could adversely affect our financial condition, cash flows, and results of operations.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	10

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
Our business, and the businesses of our Neighbors, could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic, epidemic, or other health crisis, especially if there is a negative impact to customers’ willingness or ability to frequent our Neighbors’ businesses.
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
Increased scrutiny on metrics and reporting related to Environmental, Social and Governance factors may impose additional costs and expose us to new risks.
Investors and other stakeholders are often focused on understanding how companies address a variety of Corporate Responsibility factors. When evaluating investment decisions, many investors and shareholders look not only at company Corporate Responsibility disclosures, but also to rating systems that have been developed by third-party groups to allow comparisons between companies. Although we participate in a number of these ratings systems, and generally score relatively well in those in which we do participate, we do not participate in, and would not necessarily score as well in, all of the available rating systems. Further, the criteria used in these ratings systems may change frequently, and we cannot guarantee that we will be able to score well as criteria change. We supplement our participation in ratings systems with corporate disclosure of our Corporate Responsibility activities, but many investors and other stakeholders may look for disclosures that we do not provide. Additionally, the regulatory environment may create conflicting pressures as policymakers in some jurisdictions advocate for laws to constrain consideration of Corporate Responsibility matters in certain circumstances. Additional actions may be taken by both proponents and opponents of Corporate Responsibility matters. Failure to participate in certain of the third-party ratings systems, failure to score well in those ratings systems, failure to provide certain Corporate Responsibility disclosures, failure to successfully navigate competing policymaker and stakeholder expectations on Corporate

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	11

Responsibility, or unfavorable comparisons in these areas to other companies, could result in reputational harm when investors or others compare us against similar companies in our industry, could result in investor engagement on our Corporate Responsibility initiatives and disclosures or increased costs relating to Corporate Responsibility initiatives, and could cause certain investors to be unwilling to invest in our stock, which could adversely impact our ability to raise capital.
We use artificial intelligence technologies in our business, and the use of these technologies involve technological and legal risk.
We currently use artificial intelligence (“AI”) and automated decision-making technologies (collectively, “AI Technologies”), including generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information) in certain internal business practices. Technological advances in AI are rapidly evolving, and along with this rapid evolution comes risks and challenges that could negatively impact our business. AI Technologies may create incomplete, inaccurate, or misleading outputs or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results. While we take measures designed to ensure the accuracy of such AI-generated content, those measures may not always be successful. Accordingly, reliance on these models could lead us to make impaired decisions that could result in adverse consequences to us, including legal liability, reputational and competitive harm, and Neighbor loss. Additionally, sensitive or otherwise confidential information could be leaked, disclosed, or revealed in connection with the use of AI Technologies by our employees, vendors, contractors, and where an AI model processes personal information and makes connections with that data, it may disclose sensitive, proprietary, or confidential information generated by the model. Furthermore, bad actors may utilize AI Technologies to obtain sensitive or confidential information of our business.
Uncertainty in the regulatory environment relating to AI Technologies may hinder our ability to use such technologies in our business or require us to change our business practices, which could decrease any benefits from using AI Technologies and negatively impact our business. Additionally, we may need to expend additional resources to modify and maintain our use of AI Technologies to comply with applicable law, and failure to do so may lead to regulatory fines or penalties.
Risks Related to Our Indebtedness and Liquidity
We have substantial indebtedness, and we may need to incur additional indebtedness, including recourse debt, in the future, which could adversely affect our business, financial condition, and ability to make distributions to our stockholders.
We have obtained, and may continue to obtain, lines of credit, and other long-term financing that are secured by our shopping centers and other assets. On December 31, 2024, we had indebtedness of $2.1 billion comprised of $1.7 billion in unsecured debt, $0.4 billion in outstanding secured loan facilities, and $0.1 billion in mortgage loans and finance lease obligations. In connection with executing our business strategies, we expect to evaluate additional acquisitions and strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. We may also incur mortgage debt on shopping centers that we already own in order to obtain funds to acquire additional shopping centers or make other capital investments. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we cannot guarantee that we will be able to obtain any such borrowings on satisfactory terms. Additionally, if we have insufficient income to service any recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets.
If we mortgage a property and there is a shortfall between the cash flows from that property and the cash flows needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple shopping centers. Additionally, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our shopping centers. When we give a guaranty on behalf of an entity that owns one of our shopping centers, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. Currently, we are a limited guarantor on mortgage loans for certain of our unconsolidated joint ventures. Our guarantee is limited to being the non-recourse carveout guarantor and the environmental indemnitor.
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
Additionally, changes to our credit ratings could affect our ability to access debt capital, as well as the terms of certain existing and future debt financing we may obtain. As we depend, in part, on debt financing to fund the growth of our business and to execute our strategy, an adverse change in our credit rating, including changes in our credit outlook, or the initiation of a

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	12

review of our credit rating that could result in an adverse change, could have a material adverse effect on us. Our creditworthiness is rated by nationally recognized credit rating agencies. The credit ratings assigned are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry and the general economic outlook. Furthermore, our unsecured credit facilities are priced, in part, on our credit rating. A downgrade of our credit rating could lead to a higher credit spread component within the applicable interest rate for those debt agreements and result in higher interest expense.
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
Although a significant amount of our outstanding debt has fixed interest rates, we borrow funds at variable interest rates under our credit facilities and term loans. As of December 31, 2024, 7.0% of our outstanding debt was variable rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates, resulting in higher interest rates and increased interest expense. Either of these events would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to stockholders.
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
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, including granting them the right to vote in connection with a change of control transaction. Any such change of control transaction is required to be approved by holders of ownership units of the Operating Partnership (“OP units”) (including our Company and its subsidiaries) at the same level of approval as required for approval by holders of shares of our common stock. For purposes of any such vote, we will be deemed to vote the OP units held by us and our subsidiaries in proportion to the manner in which all of our outstanding shares of common stock were voted at a stockholders meeting relating to such transaction. As of December 31, 2024, we would have directly or indirectly controlled approximately 90.6% of the OP units.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	13

Furthermore, as of December 31, 2024, Mr. Edison had voting control over approximately 6.4% of the OP units (considering OP units owned by us), and therefore could have influence over votes on change of control transactions.
We and our consolidated subsidiary, the Operating Partnership, entered into tax protection agreements with certain protected partners, which may limit the Operating Partnership’s ability to sell or otherwise dispose of certain shopping centers and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
We and the Operating Partnership entered into a tax protection agreement on October 4, 2017 (the “2017 TPA”) with, among others, Mr. Edison, and certain entities controlled by him at the closing of a transaction in May 2017 pursuant to which we internalized our management structure through the acquisition of certain real estate assets and the third-party investment management business of Phillips Edison Limited Partnership (“PELP”) in exchange for OP units and cash. Pursuant to the 2017 TPA, if the Operating Partnership: (i) sells, exchanges, transfers, or otherwise disposes of certain shopping centers in a taxable transaction, or undertakes any taxable merger, combination, consolidation or similar transaction (including a transfer of all or substantially all assets), for a period of ten years commencing on October 4, 2017; or (ii) fails, prior to the expiration of such period, to maintain certain minimum levels of indebtedness that would be allocable to each protected partner for tax purposes or, under certain circumstances, fails to offer such protected partners the opportunity to guarantee certain types of the Operating Partnership’s indebtedness, then the Operating Partnership will indemnify each affected protected partner, including Mr. Edison, against certain resulting tax liabilities. Our tax indemnification obligations include a tax gross-up. As of December 31, 2024, 28 of our 294 wholly-owned shopping centers, four outparcels, and the land under which one of our properties is located, comprising approximately 10.2% of our ABR, are subject to the protection described in clause (i) above, and the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to such protection is approximately $117.9 million.
We and the Operating Partnership entered into an additional tax protection agreement (the “2021 TPA”) on July 19, 2021 with Mr. Edison, Devin I. Murphy, and Mr. Myers, which will become effective upon the expiration of the 2017 TPA. The 2021 TPA generally has the following terms: (i) the 2021 TPA will severally provide to Mr. Edison, Mr. Murphy, and Mr. Myers the same protection provided under the 2017 TPA until 2031, so long as (a) Mr. Edison, Mr. Murphy, or Mr. Myers (or their permitted transferees), as applicable, individually owns at least 65% of the OP units owned by him as of the date of the execution of the 2021 TPA and (b) in the case of Mr. Murphy or Mr. Myers, Mr. Edison individually owns at least 65% of the OP units owned by him as of the date of the execution of the 2021 TPA; and (ii) the 2021 TPA will provide that following the expiration of the four-year tax protection period under the 2021 TPA, for so long as Mr. Edison holds at least $5.0 million in value of OP units, (a) Mr. Edison will have the opportunity to guarantee debt of the Operating Partnership or enter into a “deficit restoration” obligation, and (b) the Operating Partnership will provide reasonable notice to Mr. Edison before effecting a significant transaction reasonably likely to result in the recognition of more than one-third of the built-in gain allocated to Mr. Edison that is protected under the 2017 TPA as of the date that the 2021 TPA is executed, and will consider in good faith any proposal made by Mr. Edison relating to structuring such transaction in a manner to avoid or mitigate adverse tax consequences to him.
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
In addition, the MGCL permits our Board to implement certain takeover defenses without stockholder approval.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	14

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	15

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	16

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	17

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	18

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	19

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	20

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
All distributions will be at the sole discretion of our Board and will depend on our actual and projected financial condition, results of operations, cash flows, liquidity, maintenance of our REIT qualification, and such other matters as our Board may deem relevant from time to time. We intend to evaluate distributions throughout 2025, and it is possible that stockholders may not receive distributions equivalent to those previously paid by us for various reasons, including: (i) we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, operating cash flows, or financial position; (ii) decisions on whether, when, and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Board, which reserves the right to change our distribution practices at any time and for any reason; (iii) our Board may elect to retain cash for investment purposes, working capital reserves, or other purposes, or to maintain or improve our credit ratings; and (iv) the amount of distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, state regulators, and/or the terms of any current or future indebtedness that these subsidiaries may incur.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	21

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
Our management team, including the Chief Information Officer (“CIO”), is responsible for identifying and managing our material risks from cybersecurity threats. The CIO has primary responsibility for leading our overall cybersecurity risk management program and supervises both the PECO cybersecurity team and our retained external cybersecurity consultants. The management team, led by the CIO and cybersecurity team, stay informed about cybersecurity risk including prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the PECO environment. The CIO works closely with members of PECO's cybersecurity team, who have years of experience working in cybersecurity, possessing industry certifications such as Certified Information Systems Security Professional (“CISSP”) and Security+, and pursuing advanced degrees and studies in the field. Cybersecurity team members participate in recurring cybersecurity team meetings with the CIO and provide periodic executive leadership updates. The Audit Committee oversees our cybersecurity program and is periodically briefed by management, including the CIO, on cybersecurity risks and initiatives. In addition, management updates the Board, through the Audit Committee, as necessary regarding any significant cybersecurity incidents.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	22

ITEM 2. PROPERTIES
REAL ESTATE INVESTMENTS—The following table details information for our wholly-owned properties and those owned through our unconsolidated joint ventures as of December 31, 2024, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	Ownership Percentage	Number of Properties	ABR	GLA
Wholly-owned properties	100%	294	$509,998	33,300
GRP I	14%	20	32,723	2,213
NRV	20%	1	2,796	121
NGCF	31%	1	1,042	49
The following table presents information regarding the geographic location of our properties, including wholly-owned and the prorated portion of those owned through our unconsolidated joint ventures, by ABR as of December 31, 2024. For additional portfolio information, refer to “Schedule III - Real Estate Assets and Accumulated Depreciation” (dollars and square feet in thousands):

State	ABR(1)	% ABR	ABR/Leased Square Foot	GLA(2)	% GLA	% Leased	Number of Properties
Florida	$62,739	12.2%	$15.48	4,162	12.4%	97.4%	53
California	54,764	10.6%	22.17	2,504	7.4%	98.6%	26
Texas	52,203	10.1%	19.27	2,766	8.2%	97.9%	24
Georgia	44,951	8.7%	14.34	3,183	9.5%	98.5%	32
Illinois	30,362	5.9%	16.69	1,934	5.7%	94.1%	17
Ohio	28,824	5.6%	11.48	2,584	7.7%	97.1%	20
Colorado	28,528	5.5%	19.66	1,480	4.4%	98.0%	14
Virginia	22,809	4.4%	17.25	1,358	4.0%	97.4%	13
Minnesota	22,619	4.4%	16.64	1,392	4.1%	97.7%	14
Massachusetts	17,658	3.4%	15.66	1,148	3.4%	98.2%	9
Nevada	14,558	2.8%	23.68	623	1.9%	98.6%	5
Pennsylvania	12,665	2.5%	12.79	1,000	3.0%	99.1%	6
Wisconsin	12,157	2.4%	11.70	1,057	3.1%	98.3%	9
Arizona	11,508	2.2%	15.56	750	2.2%	98.5%	7
South Carolina	10,615	2.1%	12.29	870	2.6%	99.3%	8
Maryland	10,037	1.9%	21.78	463	1.4%	99.6%	4
North Carolina	8,497	1.6%	13.59	659	2.0%	94.9%	10
Connecticut	8,418	1.6%	16.95	522	1.6%	95.1%	5
Tennessee	8,290	1.6%	10.38	802	2.4%	99.6%	5
Indiana	7,419	1.5%	9.11	832	2.5%	97.8%	5
Kentucky	7,087	1.4%	11.55	616	1.8%	99.6%	4
Michigan	6,919	1.3%	9.92	724	2.2%	96.4%	5
New Mexico	6,035	1.2%	15.27	404	1.2%	97.9%	3
Oregon	5,084	1.0%	16.83	316	0.9%	95.6%	4
Kansas	4,844	0.9%	12.96	374	1.1%	100.0%	3
New Jersey	4,352	0.8%	25.68	169	0.5%	100.0%	1
Washington	3,480	0.7%	20.13	173	0.5%	100.0%	2
Missouri	2,902	0.6%	13.16	246	0.7%	89.7%	3
Iowa	2,851	0.6%	8.19	360	1.1%	96.8%	3
New York	1,827	0.4%	11.80	163	0.5%	94.7%	1
Utah	461	0.1%	31.70	15	—%	100.0%	1
Total	$515,463	100.0%	$15.69	33,649	100.0%	97.7%	316
(1)We calculate ABR as monthly contractual base rent as of December 31, 2024 multiplied by twelve months.
(2)GLA is defined as the total occupied and unoccupied square footage of a building that is available for Neighbors to lease.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	23

TOP TEN CITIES—The following table presents the top ten city markets by ABR of our wholly-owned properties as of December 31, 2024 (dollars in thousands):

City	ABR(1)	% ABR
Atlanta	$37,741	7.4%
Chicago	27,996	5.5%
Dallas	25,337	5.0%
Sacramento	22,443	4.4%
Minneapolis	21,158	4.2%
Houston	21,109	4.1%
Denver	20,425	4.0%
Washington, D.C.	15,062	3.0%
Las Vegas	14,558	2.9%
Tampa	14,358	2.8%
Total	$220,187	43.3%
(1)We calculate ABR as monthly contractual base rent as of December 31, 2024 multiplied by twelve months.
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations for our over 3,000 Neighbors, excluding our Neighbors who are occupying space on a temporary basis, after December 31, 2024 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures:

$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$3.7
$42.3
$71.9
$72.2
$79.2
$83.6
$46.8
$27.0
$23.3
$18.6
$20.6
$26.3
MTM (76)
2025 (643)
2026 (903)
2027 (951)
2028 (848)
2029 (860)
2030 (394)
2031 (265)
2032 (205)
2033 (185)
2034 (188)
2035+ (177)
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	24

For our wholly-owned properties and those owned through our unconsolidated joint ventures, during the 2025 fiscal year, we have a total of 643 leases expiring, representing 2.9 million square feet of GLA. For our wholly-owned properties, during the 2025 fiscal year, we have 594 leases expiring, representing 2.8 million square feet of GLA. For our wholly-owned properties, the expiring leases have an ABR of $14.72 per square foot. While we cannot predict what rental rates we will achieve in 2025 as we renew or replace these expiring leases, the comparable rent spread of new leases signed during 2024 was 35.7%, and the comparable rent spread for lease renewals executed in 2024 was 19.4%. Further, during the 2024 fiscal year, our occupancy improved 30 basis points to 97.7%, indicating continued demand for leasing spaces at our centers.
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Leasing Activity” of this filing on Form 10-K for further discussion of leasing activity.
PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, by Neighbor type as of December 31, 2024:

Leased Square Feet by Neighbor Type

Grocery: 45.8%
National & Regional: 36.7%
Local: 17.5%

ABR by Neighbor Type

Grocery: 29.9%
National & Regional: 43.1%
Local: 27.0%

The following charts present the composition of our portfolio by Neighbor industry as of December 31, 2024:

Leased Square Feet by Neighbor Industry

Grocery: 45.8%
Retail Stores: 23.6%
Services: 20.2%
Restaurant: 10.4%

ABR
by Neighbor Industry

Retail Stores: 21.6%
Services: 29.7%
Restaurant: 18.8%
Grocery: 29.9%

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	25

NECESSITY-BASED GOODS AND SERVICES—We define “necessity-based goods and services” as goods and services that are indispensable, necessary, or common for day-to-day living, or that tend to be inelastic (i.e., those for which the demand does not change based on a consumer’s income level). We estimate that approximately 69% of our ABR, including the pro rata portion attributable to properties owned through our unconsolidated joint ventures, is generated from Neighbors providing necessity-based goods and services.
TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, as of December 31, 2024 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$29,112	5.7%	3,546	10.8%	64
Publix	26,623	5.2%	2,520	7.7%	61
Albertsons	19,734	3.8%	1,780	5.4%	32
Ahold Delhaize	17,905	3.5%	1,249	3.8%	23
Walmart	8,823	1.7%	1,770	5.4%	13
Giant Eagle	7,390	1.4%	759	2.3%	10
TJX Companies	7,147	1.4%	597	1.8%	20
Sprouts Farmers Market	6,732	1.2%	421	1.3%	14
Raley's	4,607	0.9%	288	0.9%	5
Dollar Tree	4,552	0.8%	424	1.3%	42
Starbucks Corporation	3,528	0.7%	73	0.2%	38
Big Y	3,487	0.7%	167	0.5%	3
UNFI (SuperValu)	3,476	0.7%	336	1.0%	5
Trader Joe's	2,798	0.5%	122	0.4%	9
Subway Group	2,785	0.5%	96	0.3%	65
Planet Fitness	2,766	0.5%	214	0.7%	10
Pet Supplies Plus	2,688	0.5%	169	0.5%	22
United Parcel Service	2,585	0.5%	88	0.3%	71
H&R Block, Inc.	2,532	0.5%	98	0.3%	58
Great Clips, Inc.	2,519	0.5%	86	0.3%	75
Total	$161,789	31.2%	14,803	45.2%	640
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	26

w PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION—Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “PECO.” As of February 3, 2025, we had approximately 125.2 million shares of common stock outstanding, held by approximately 7,000 stockholders of record. This figure does not represent the actual number of beneficial owners of the Company’s common shares because common shares are frequently held in “street name” by securities dealers and others for the beneficial owners who may vote the shares.
DISTRIBUTIONS—We elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2010. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction).
Holders of ownership units of Phillips Edison Grocery Center Operating Partnership I, L.P. (the "Operating Partnership") ("OP units") will receive distributions at the same rate as common stockholders, subject to any applicable withholding. The timing and amount of distributions are determined by our Board of Directors (the “Board”) and are influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code of 1986, as amended (the “IRC”).
In 2024, we declared and paid monthly distributions of $0.0975 per common share and OP unit, or $1.17 annualized, for each month beginning January 2024 through August 2024. In September 2024, our Board authorized a 5.1% increase of our monthly distribution rate to $0.1025 per common share and OP unit. We declared and paid monthly distributions of $0.1025 per share, or $1.23 annualized, for each month beginning September 2024 through December 2024. The December 2024 and January 2025 distributions of $0.1025 per common share and OP unit were paid on January 3, 2025 and February 4, 2025, respectively.
In 2023, we declared and paid monthly distributions of $0.0933 per common share and OP unit, or $1.12 annualized, for each month beginning January 2023 through August 2023. We declared and paid monthly distributions of $0.0975 per common share and OP unit, or $1.17 annualized, an increase of 4.5%, for each month beginning September 2023 through December 2023.
The tax characterization of our distributions declared for the years ended December 31, 2024 and 2023 was as follows:

	2024	2023
Common stock:
Ordinary dividends	77.4%	75.9%
Non-dividend distributions	22.6%	24.0%
Capital gain distributions(1)	—%	0.1%
Total distributions per share of common stock	100.0%	100.0%
(1)Pursuant to U.S. Treasury Regulation §1.1061-6(c) and §1061 of the IRC, the One Year Amounts and Three Year Amounts disclosures are both zero with respect to direct and indirect holders of “applicable partnership interests” for us and our subsidiary REIT, Phillips Edison Institutional REIT, LLC for all years presented.
UNREGISTERED SALE OF SECURITIES—During the year ended December 31, 2024, we issued an aggregate of approximately 1,053,000 shares of common stock in redemption of approximately 1,053,000 OP units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASE PROGRAM—In August 2022, our Board approved a share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	27

The table below summarizes repurchases of our common stock made during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
October 1, 2024 - October 31, 2024	—	$—	—	$250,000
November 1, 2024 - November 30, 2024	—	—	—	250,000
December 1, 2024 to December 31, 2024(1)	1,571	37.88	—	250,000
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

Comparison of Cumulative Total Return
Investment Value
160
140
120
100
80
7/15/21
12/31/21
12/31/22
12/31/23
06/30/24
12/31/24
PECO
S&P 500
FNER
FNSC

Ticker / Index	7/15/2021	12/31/2021	12/31/2022	12/31/2023	6/30/2024	12/31/2024
PECO	$100	$120	$120	$142	$130	$151
S&P 500	100	110	90	114	131	142
FTSE Nareit All Equity REITs	100	113	85	97	97	106
FTSE Nareit Equity Shopping Centers	100	114	100	112	109	131

ITEM 6.
Reserved.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	28

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	29

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
•Equity Market Capitalization—We calculate equity market capitalization as the total dollar value of all outstanding shares and OP Units using the closing price for the applicable date.
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
•Same-Center—We use this term to refer to a property, or portfolio of properties, that have been owned and operational for the entirety of the last two reporting periods (i.e., since January 1, 2023).
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
As of December 31, 2024, we owned equity interests in 316 shopping centers, including 294 wholly-owned shopping centers and 22 shopping centers owned through three unconsolidated joint ventures, which comprised approximately 35.7 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to our unconsolidated joint ventures and one private fund (collectively, the “Managed Funds”).

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	30

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
AT-THE-MARKET OFFERING (“ATM”)—In February 2022, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, allowing up to $250 million in offerings. During the year ended December 31, 2024, prior to the entry into the new program described below, we issued approximately 46,000 shares of our common stock at a gross weighted average price of $37.05 per share under this ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions. During the year ended December 31, 2023, we issued 4.2 million shares of our common stock at a gross weighted average price of $35.76 per share under this ATM program for net proceeds of $147.6 million, after approximately $1.5 million in commissions.
In February 2024, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three months and year ended December 31, 2024, we issued 1.9 million shares of our common stock at a gross weighted average price of $39.23 under this ATM program for net proceeds of $72.1 million, after approximately $0.7 million in commissions. As of December 31, 2024, approximately $177 million of common stock remained available for issuance under the current ATM program.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of December 31, 2024 and 2023 (dollars and square feet in thousands):

	2024	2023
Number of properties	294	281
Number of states	31	31
Total square feet	33,300	32,153
ABR	$509,998	$470,819
% ABR from omni-channel grocery-anchored shopping centers	95.7%	97.2%
Leased occupancy %:
Total portfolio spaces	97.7%	97.4%
Anchor spaces	99.1%	98.9%
Inline spaces	95.0%	94.7%
Average remaining lease term (in years)(1)	4.4	4.4
(1)The average remaining lease term in years excludes future options to extend the term of the lease.
FINANCIAL HIGHLIGHTS—Owning, operating, and managing well-occupied omni-channel grocery-anchored real estate is the core part of our business strategy, and as of December 31, 2024, 95.7% of our ABR was derived from omni-channel grocery-anchored shopping centers. As of December 31, 2024, total leased occupancy improved 30 basis points to 97.7% and inline occupancy improved 30 basis points to 95.0%, when compared to December 31, 2023. Our financial performance highlights during 2024 are as follows:
•Net income of $69.7 million, an increase of $5.9 million from a year ago, primarily due to strong operating performance attributable to our same-center portfolio and the impact of our 2024 acquisition activity.
•Core FFO per diluted share improved by $0.09 to $2.43, primarily due to our strong operating performance.
•Same-Center NOI improved 3.8% to $430.4 million.
•Acquired $294.0 million in wholly-owned assets and $11.6 million in unconsolidated joint venture assets, executing our external growth strategy.
•Declared and paid monthly distributions of $0.0975 per common share and OP unit, or $1.17 annualized, for each month beginning January 2024 through August 2024, and increased monthly distributions to $0.1025 per common share and OP unit, or $1.23 annualized, for the remainder of 2024.
EXECUTING OUR STRATEGY—Our performance for the year is linked to our key initiatives: differentiated and focused strategy, integrated operating platform, and responsible balance sheet management. We believe these initiatives will result in long-term growth and value creation to all of our stakeholders.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	31

Differentiated and Focused Strategy—We actively monitor the commercial real estate sector for shopping centers that meet our investment objectives. Our access to equity and debt capital allows us, in part, to grow our portfolio of assets. Highlights of our asset composition and acquisitions are as follows:
•95.7% of our ABR was derived from omni-channel grocery-anchored shopping centers as of December 31, 2024.
•Our grocer health ratio, or occupancy cost, remains strong at 2.3% at December 31, 2024, which is favorable compared to the national grocer average occupancy cost.
•In 2024, our grocer sales increased 5% year-over-year to $715 per square foot. Grocer sales per square foot have increased approximately 37% since 2019.
•Approximately 69% of our ABR was derived from Neighbors providing necessity-based goods and services.
•The average PECO space, excluding anchors, is approximately 2,400 square feet. This size is attractive to many retailers, whereas large box format retailers are fewer and demand is thinner.
•For the year ended December 31, 2024, we acquired twelve properties and four outparcels for a net cash outlay of $296.3 million, adding 1.1 million of GLA to our portfolio.
Internal Growth Through Our Integrated Operating Platform—We have focused on improving our occupancy through leasing vacant spaces, increasing lease revenue through rent growth, and executing development and redevelopment opportunities. Highlights of our wholly-owned operational activity as of and for the year ended December 31, 2024 are as follows:
•Leased occupancy for our wholly-owned portfolio improved 30 basis points to 97.7% as of December 31, 2024, and inline occupancy improved 30 basis points to 95.0%, when compared to December 31, 2023.
•Total ABR PSF for executed new leases improved 3.6% to $22.53, and inline ABR PSF for executed new leases improved 8.4% to $28.16 during the year ended December 31, 2024.
•For the year ended December 31, 2024, we completed 15 development and redevelopment projects encompassing a total of 0.3 million square feet with a total investment of $35.8 million.
•As of December 31, 2024, we have 14 development and redevelopment projects in process, which we estimate will have a total investment of approximately $41 million.
•Created $1.4 million of incremental ABR in 2024 as a result of development and redevelopment projects completed in 2023.
Balance Sheet Management Positioned for External Growth—Our balance sheet has a leverage profile that well-positions us to maintain and improve our investment grade rating, fund distributions to our stockholders, and invest in our targeted acquisitions. As of December 31, 2024, we had $747.6 million of total liquidity, comprised of $8.6 million of cash, cash equivalents, and restricted cash, plus $738.9 million of borrowing capacity available on our $800 million revolving credit facility. On January 9, 2025, we amended our senior unsecured revolving credit facility. The amendment increases the aggregate borrowing capacity of the facility to $1 billion and extends the maturity date to January 2029, with options to extend the maturity for two additional six-month periods. Our balance sheet management highlights as of and for the year ended December 31, 2024 are as follows:
•We issued 1.9 million shares of our common stock under our ATM programs for net proceeds of $73.8 million.
•In May 2024, we issued $350 million of 5.750% senior notes due 2034 at an issue price of 98.576% in an underwritten offering. In September 2024, we issued $350 million of 4.950% senior notes due 2035 an an issue price of 98.458% in an underwritten offering. The 2024 senior notes are fully and unconditionally guaranteed by us. These issuances improved the flexibility of our balance sheet by extending our debt maturity profile.
•Our current investment grade ratings are Baa2 (Outlook: Stable) with Moody’s Investors Services and BBB (Outlook: Stable) with S&P Global Ratings.
•As of December 31, 2024, our wholly-owned properties were approximately 86% unencumbered.
•Our ratio of net debt to Adjusted EBITDAre was 5.0x as of December 31, 2024, as compared to 5.1x as of December 31, 2023 (see “Liquidity and Capital Resources - Financial Leverage Ratios” below for a discussion and calculation).

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	32

•Following our activity this year, our outstanding debt had a weighted-average maturity of 5.6 years excluding all extension options as of December 31, 2024. As of December 31, 2024, our debt maturity profile with the respective principal payment obligations was as follows (including the impact of derivatives on weighted-average interest rates and excluding all extension options)(1):

Debt Maturity Profile
Dollars (in millions)
$900
$750
$600
$450
$300
$150
$0
Weighted-average interest rate %
5%
4%
3%
2%
1%
0%
$37.6
$303.7
$523.6
$17.4
$0.8
$200.8
$353.4
$0.0
$0.0
$700.0
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034 +
Debt Maturities
Weighted-Average Interest Rate on Maturing Debt

(1)As of December 31, 2024, our outstanding debt had a weighted-average maturity of 5.8 years including all extension options. Our related debt maturities at December 31, 2024 including extension options were as follows: 2025 - $37.6 million; 2026 - $101.9 million; 2027 - $563.6 million; 2028 - $179.1 million; 2029 - $0.8 million; 2030 - $200.8 million; 2031 - $353.4 million; and 2032+ - $700.0 million.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	33

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the years ended December 31, 2024 and 2023(1):

	Total Deals		Inline Deals
	2024	2023	2024	2023
New leases:
Number of leases	345	348	316	334
Square footage (in thousands)	1,363	1,077	729	763
ABR (in thousands)	$30,703	$23,416	$20,541	$19,813
ABR PSF	$22.53	$21.75	$28.16	$25.98
Cost PSF of executing new leases	$34.01	$33.04	$41.14	$37.22
Number of comparable leases	156	137	143	135
Comparable rent spread	35.7%	25.2%	31.4%	24.8%
Weighted average lease term (in years)	9.4	8.6	7.9	7.2
Renewals and options:
Number of leases	676	648	593	590
Square footage (in thousands)	4,631	3,642	1,313	1,360
ABR (in thousands)	$71,602	$58,529	$36,561	$35,311
ABR PSF (all leases)	$15.46	$16.07	$27.84	$25.96
ABR PSF prior to renewals (all leases)	$13.94	$14.50	$23.87	$22.44
Percentage increase in ABR PSF (comparable leases only)	11.3%	10.8%	16.6%	15.7%
Cost PSF of executing renewals and options	$0.38	$0.52	$0.67	$0.91
Number of comparable leases(2)	504	485	483	470
Comparable rent spread(2)	19.4%	16.2%	19.6%	17.7%
Weighted average lease term (in years)	5.4	5.0	4.4	4.3
Portfolio retention rate	89.0%	93.9%	83.0%	84.9%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES—Although certain indicators have suggested that inflation has made downward progress, the economy continues to be impacted by elevated inflation rates and faces further inflation risk. Substantially all of our leases contain provisions designed to mitigate the adverse effect of inflation, including requirements for Neighbors to pay their allocable share of operating expenses that includes common area maintenance, utilities, real estate taxes, insurance, and certain capital expenditures. Additionally, many of our leases are for terms of less than ten years, which allows us to target increased rents to current market rates upon renewal. However, elevated inflation rates, including their impact on operating and construction costs, may nevertheless negatively impact us and some of our Neighbors. Our business and financial results, as well as the results of our Neighbors, could also be adversely impacted by elevated interest rate levels arising from the Federal Reserve’s response to inflation. In addition, slower economic growth and a potential for a recession could have an adverse effect on us and our Neighbors, including negatively impacting consumer sentiment and consumer willingness to spend.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	34

SUMMARY OF OPERATING ACTIVITIES FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Favorable (Unfavorable) Change
(Dollars in thousands)	2024	2023	$	%
Revenues:
Rental income	$647,589	$597,501	$50,088	8.4%
Fees and management income	10,731	9,646	1,085	11.2%
Other property income	3,072	2,977	95	3.2%
Total revenues	661,392	610,124	51,268	8.4%
Operating Expenses:
Property operating	112,633	102,303	(10,330)	(10.1)%
Real estate taxes	77,684	72,816	(4,868)	(6.7)%
General and administrative	45,611	44,366	(1,245)	(2.8)%
Depreciation and amortization	253,016	236,443	(16,573)	(7.0)%
Total operating expenses	488,944	455,928	(33,016)	(7.2)%
Other:
Interest expense, net	(96,990)	(84,232)	(12,758)	(15.1)%
(Loss) gain on disposal of property, net	(30)	1,110	(1,140)	(102.7)%
Other expense, net	(5,732)	(7,312)	1,580	21.6%
Net income	69,696	63,762	5,934	9.3%
Net income attributable to noncontrolling interests	(7,011)	(6,914)	(97)	(1.4)%
Net income attributable to stockholders	$62,685	$56,848	$5,837	10.3%

Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 270 properties that were owned and operational prior to January 1, 2023. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing primarily to real estate asset activity occurring after December 31, 2022, which includes one property disposed of and 23 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the years ended December 31, 2024 and 2023:
Rental Income increased $50.1 million as follows:
•$19.4 million increase related to our same-center portfolio primarily as follows:
▪$18.4 million increase primarily due to a $0.47 increase in average minimum rent PSF and a 0.1% improvement in average occupancy; and
▪$4.1 million increase primarily due to an increase in recoverable income attributed to an increase in real estate taxes, common area maintenance spending, and insurance costs as well as a 0.1% improvement in average occupancy; partially offset by
▪$2.6 million decrease primarily due to the impact of straight-line rent adjustments.
•$30.7 million increase primarily related to our net acquisition activity.
Property Operating Expenses increased $10.3 million primarily as follows:
•$6.0 million increase from our same-center portfolio and corporate operating activities primarily due to higher compensation costs and an increase in common area maintenance spending; and
•$4.4 million increase primarily due to our net acquisition activity.
Real Estate Tax Expenses:
•The $4.9 million increase in real estate tax expenses is primarily due to our net acquisition activity.
General and Administrative Expenses:
•The $1.2 million increase in general and administrative expenses is primarily due to higher share-based compensation expense.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	35

Interest Expense, Net:
•The $12.8 million increase was primarily due to increased interest rates and debt outstanding in 2024. Interest Expense, Net was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2024	2023
Interest on unsecured term loans and senior notes, net	$63,808	$48,803
Interest on secured debt	17,413	18,614
Interest on revolving credit facility, net	6,354	8,785
Non-cash amortization and other	8,125	7,662
Loss on extinguishment or modification of debt and other, net(1)	1,290	368
Interest expense, net	$96,990	$84,232

Weighted-average interest rate as of end of year	4.3%	4.2%
Weighted-average term (in years) as of end of year	5.6	3.9
(1)Includes defeasance fees related to early repayments of debt
Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023
Transaction and acquisition expenses	$(4,993)	$(5,675)
Impairment of investment in third parties (see Note 15)	—	(3,000)
Federal, state, and local income tax expense	(1,821)	(438)
Equity in net income of unconsolidated investments	86	372
Other income	996	1,429
Other expense, net	$(5,732)	$(7,312)

SUMMARY OF OPERATING ACTIVITIES FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
For a discussion of the year-to-year comparisons in the results of operations for the years ended December 31, 2023 and 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report on Form 10-K, filed with the SEC on February 12, 2024.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	36

SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our same-center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the years ended December 31, 2024 and 2023, Same-Center NOI represents the NOI for the 270 properties that were wholly-owned and operational for the entire portion of all comparable reporting periods.
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
The table below compares Same-Center NOI for the years ended December 31, 2024 and 2023 (dollars in thousands):

			Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenues:
Rental income(1)	$452,177	$433,738	$18,439
Tenant recovery income	144,982	141,395	3,587
Reserves for uncollectibility(2)	(4,527)	(3,615)	(912)
Other property income	2,779	2,903	(124)
Total revenues	595,411	574,421	20,990	3.7%
Operating expenses:
Property operating expenses	92,442	87,305	(5,137)
Real estate taxes	72,525	72,537	12
Total operating expenses	164,967	159,842	(5,125)	(3.2)%
Total Same-Center NOI	$430,444	$414,579	$15,865	3.8%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Net income	$69,696	$63,762
Adjusted to exclude:
Fees and management income	(10,731)	(9,646)
Straight-line rental income(1)	(9,646)	(10,185)
Net amortization of above- and below-market leases	(6,587)	(5,178)
Lease buyout income	(867)	(1,222)
General and administrative expenses	45,611	44,366
Depreciation and amortization	253,016	236,443
Interest expense, net	96,990	84,232
Loss (gain) on disposal of property, net	30	(1,110)
Other expense, net	5,732	7,312
Property operating expenses related to fees and management income	3,323	2,059
NOI for real estate investments	446,567	410,833
Less: Non-same-center NOI(2)	(16,123)	3,746
Total Same-Center NOI	$430,444	$414,579

Period-end Same-Center Leased Occupancy %	97.8%	97.8%
(1)Includes straight-line rent adjustments for Neighbors for whom revenue is being recorded on a cash basis.
(2)Includes operating revenues and expenses from non-same-center properties, which includes properties acquired or sold, and corporate activities.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	37

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
The following table presents our calculation of Nareit FFO and Core FFO for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share amounts):

	2024	2023	2022
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$69,696	$63,762	$54,529
Adjustments:
Depreciation and amortization of real estate assets	251,250	234,260	232,571
Impairment of real estate assets	—	—	322
Loss (gain) on disposal of property, net	30	(1,110)	(7,517)
Adjustments related to unconsolidated joint ventures	2,795	2,636	842
Nareit FFO attributable to stockholders and OP unit holders	$323,771	$299,548	$280,747
Calculation of Core FFO Attributable to Stockholders and OP Unit Holders
Nareit FFO attributable to stockholders and OP unit holders	$323,771	$299,548	$280,747
Adjustments:
Depreciation and amortization of corporate assets	1,766	2,183	3,653
Change in fair value of earn-out liability	—	—	1,809
Impairment of investment in third parties	—	3,000	—
Transaction and acquisition expenses	4,993	5,675	10,551
Loss on extinguishment or modification of debt and other, net	1,290	368	1,025
Amortization of unconsolidated joint venture basis differences	13	17	220
Realized performance income(1)	—	(75)	(2,742)
Core FFO attributable to stockholders and OP unit holders	$331,833	$310,716	$295,263

Nareit FFO/Core FFO Attributable to Stockholders and OP Unit Holders per diluted share
Weighted-average shares of common stock outstanding - diluted	136,821	132,970	130,332
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$2.37	$2.25	$2.15
Core FFO attributable to stockholders and OP unit holders per share - diluted	$2.43	$2.34	$2.27
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	38

The following table presents our calculation of EBITDAre and Adjusted EBITDAre for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Calculation of EBITDAre
Net income	$69,696	$63,762	$54,529
Adjustments:
Depreciation and amortization	253,016	236,443	236,224
Interest expense, net	96,990	84,232	71,196
Loss (gain) on disposal of property, net	30	(1,110)	(7,517)
Impairment of real estate assets	—	—	322
Federal, state, and local tax expense	1,821	438	806
Adjustments related to unconsolidated joint ventures	4,025	3,721	1,987
EBITDAre	$425,578	$387,486	$357,547
Calculation of Adjusted EBITDAre
EBITDAre	$425,578	$387,486	$357,547
Adjustments:
Impairment of investment in third parties	—	3,000	—
Change in fair value of earn-out liability	—	—	1,809
Transaction and acquisition expenses	4,993	5,675	10,551
Amortization of unconsolidated joint venture basis differences	13	17	220
Realized performance income(1)	—	(75)	(2,742)
Adjusted EBITDAre	$430,584	$396,103	$367,385
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
ATM—In February 2022, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, allowing up to $250 million in offerings. During the year ended December 31, 2024, prior to the entry into the new program described below, we issued approximately 46,000 shares of our common stock at a gross weighted average price of $37.05 per share under this ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions. During the year ended December 31, 2023, we issued 4.2 million shares of our common stock at a gross weighted average price of $35.76 per share under this ATM program for net proceeds of $147.6 million, after approximately $1.5 million in commissions.
In February 2024, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three months and year ended December 31, 2024, we issued 1.9 million shares of our common stock at a gross weighted average price of $39.23 under this ATM program for net proceeds of $72.1 million, after approximately $0.7 million in commissions. As of December 31, 2024, approximately $177 million of common stock remained available for issuance under the current ATM program.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	39

DEBT—The following table summarizes information about our debt as of December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Total debt obligations, gross	$2,137,336	$1,986,735
Weighted-average interest rate	4.3%	4.2%
Weighted-average term (in years)	5.6	3.9

Revolving credit facility capacity(1)	$800,000	$800,000
Revolving credit facility availability(2)	738,904	606,550
(1)As of December 31, 2024, the revolving credit facility was set to mature in January 2026, extendable at our option to January 2027. In addition, the revolving credit facility also included an accordion feature that permitted us to increase our aggregate borrowing capacity to $1 billion. On January 9, 2025, we amended our senior unsecured revolving credit facility. The amendment increases the aggregate borrowing capacity of the facility to $1.0 billion and extends the maturity date to January 2029, with options to extend the maturity for two additional six-month periods.
(2)Net of any outstanding balance and letters of credit.
Debt Activity—During the years ended December 31, 2024 and 2023, we took steps to appropriately ladder and extend our debt maturities and diversify debt sources available to us for future investment activity. Our debt activity during the year ended December 31, 2024 was as follows:
•In May 2024, we issued $350 million of 5.750% senior notes due 2034 at an issue price of 98.576% in an underwritten offering. The offering resulted in gross proceeds of $345.0 million, which were used to pay down $202 million of our revolving credit facility and $135 million of our $240 million term loan that was set to mature in November 2025.
•In September 2024, we issued $350 million of 4.950% senior notes due 2035 an an issue price of 98.458% in an underwritten offering. The offering resulted in gross proceeds of $344.6 million, which were used to pay down $90 million of our revolving credit facility and $140 million of our $240 million term loan that is set to mature in July 2026. Additionally, we paid in full our $105 million term loan that was set to mature in November 2025.
•During the year ended December 31, 2024, we repaid $28.1 million in mortgage debt.
Our debt activity during the year ended December 31, 2023 was as follows:
•In July 2023, we amended three senior unsecured term loans with a total notional amount of $475 million scheduled to mature during 2024. The three senior unsecured term loans, as amended, have a total notional amount of $484.8 million. The $161.8 million unsecured term loan is priced based on a leverage grid, which was the Secured Overnight Financing Rate (“SOFR”) plus 1.35% at issuance, and is scheduled to mature in January 2026 extendable with two one-year options to 2028. The $158 million and $165 million unsecured term loans are priced based on a leverage grid, which was SOFR plus 1.35% at issuance, and mature in January 2027.
•During 2023, we repaid $47.3 million in mortgage debt.
Future Debt Obligations—As of December 31, 2024, including the impact of our swap agreements, our future contractual debt obligations were $129.3 million of debt principal and interest payments during 2025, and $2.5 billion of debt principal and interest payments thereafter (see Note 8). The average annual maturities of our outstanding debt over the next four years as of December 31, 2024 was approximately $221 million.
Debt Obligation Guarantees—At December 31, 2024, the Operating Partnership had issued and outstanding its unsecured senior notes due 2031, 2034, and 2035, all issued under effective registration statements. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the unsecured senior notes due 2031, 2034, and 2035 are, and on any future debt securities of the Operating Partnership registered under an effective registration statement will be, fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Covenants—Credit agreements for our unsecured revolving credit facility and unsecured term loans contain customary financial covenants, including a leverage ratio of 60% or less, with a surge to 65% or less following a material acquisition, and require the fixed-charge ratio to be 1.5:1 or greater. Our unsecured senior notes due 2031, 2034, and 2035 are also subject to customary financial covenants, including a leverage ratio of 65% or less, and require the fixed-charge ratio to be 150% or greater. As of December 31, 2024, we were in compliance with the restrictive covenants of our outstanding debt obligations, and we expect to continue to meet the requirements of these covenants over the next twelve months.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	40

OTHER CONTRACTUAL COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS—We enter into leases as a lessee as part of our real estate operations in the form of ground leases of land for certain properties, and as part of our corporate operations in the form of office space and office equipment leases. Currently, neither our operating leases nor our finance leases have residual value guarantees or other restrictions or covenants. We expect to fund these obligations through existing financing or cash flows from operations. As of December 31, 2024, our future contractual obligations as a lessee included operating lease obligations of $0.4 million during 2025, and $6.9 million thereafter. As of December 31, 2024, our future contractual finance lease obligations were not significant.
We have an off-balance sheet arrangement that includes being the limited guarantor of a $174.0 million mortgage loan secured by properties owned by our unconsolidated joint venture, Grocery Retail Partners I LLC (“GRP I”). Our guaranty for the GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with GRP I in which any potential liability under such guaranty will be apportioned between us and GRP I based on our respective ownership percentage in the joint venture. As of December 31, 2024, GRP I had an outstanding debt balance of $174.0 million.
We also have an off-balance sheet arrangement that includes being the limited guarantor of a $23.2 million mortgage loan secured by a property owned by our unconsolidated joint venture, Necessity Retail Venture LLC (“NRV”). Our guaranty for the NRV debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with NRV in which any potential liability under such guaranty will be apportioned between us and NRV based on our respective ownership percentage in the joint venture. As of December 31, 2024, NRV had an outstanding debt balance of $23.2 million.
Additionally, our off-balance sheet arrangements include the notional amount of our interest rate swaps which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, all of our interest rate swaps fix the variable rate interest on our term loan debt. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of December 31, 2024, the notional amount of our interest rate swaps was $475 million. As of December 31, 2024, our future interest rate swap recoverables were $6.1 million during 2025 and $2.7 million thereafter.
FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of December 31, 2024 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$2,166,326	$2,011,093
Less: Cash and cash equivalents	5,470	5,074
Total net debt	$2,160,856	$2,006,019

Enterprise value:
Net debt	$2,160,856	$2,006,019
Total equity market capitalization(1)(2)	5,175,286	4,955,480
Total enterprise value	$7,336,142	$6,961,499
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 138.2 million and 135.8 million diluted shares as of December 31, 2024 and 2023, respectively, and the closing market price per share of $37.46 and $36.48 as of December 31, 2024 and 2023, respectively.
(2)Fully diluted shares include common stock and OP units.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,160,856	$2,006,019
Adjusted EBITDAre - annualized(1)	430,584	396,103
Net debt to Adjusted EBITDAre - annualized	5.0x	5.1x

Net debt to total enterprise value:
Net debt	$2,160,856	$2,006,019
Total enterprise value	7,336,142	6,961,499
Net debt to total enterprise value	29.5%	28.8%
(1)Adjusted EBITDAre is based on a trailing twelve month period. See “Non-GAAP Measures - EBITDAre and Adjusted EBITDAre” above for a reconciliation to Net Income.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	41

CAPITAL EXPENDITURES AND REDEVELOPMENT ACTIVITY—We make capital expenditures during the course of normal operations, including maintenance capital expenditures and tenant improvements, as well as value-enhancing anchor space repositioning and redevelopment, ground-up outparcel development, and other accretive projects.
During the years ended December 31, 2024 and 2023, we had gross capital spend of $95.1 million and $95.3 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Capital expenditures for real estate:
Capital improvements	$21,793	$22,766
Tenant improvements	25,184	26,663
Redevelopment and development	39,079	38,206
Total capital expenditures for real estate	86,056	87,635
Corporate asset capital expenditures	813	963
Capitalized indirect costs(1)	4,977	4,103
Total capital spending activity(2)	$91,846	$92,701
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
(2)Amounts reported are net of insurance proceeds of $3.2 million and $2.6 million for property damage claims for the years ended December 31, 2024 and 2023, respectively.
We expect our capital expenditures to reach $110 million - $120 million in 2025, which includes $45 million - $55 million related to development and redevelopment projects. We anticipate that obligations related to capital improvements, as well as redevelopment and development, in 2025 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 9%-12%. Our current in process projects represent an estimated total investment of $41.3 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.
REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. We are currently targeting acquisitions of $350 million - $450 million annually, inclusive of our investments in our unconsolidated joint ventures. The following table highlights our wholly-owned property acquisitions during the years ended December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Number of properties acquired	12	11
Number of outparcels acquired(1)(2)	4	3
Contract price	$294,002	$278,480
Total price of acquisitions(3)	296,268	270,262
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)During the year ended December 31, 2024, we acquired an outparcel adjacent to a property that is owned by our unconsolidated joint venture, GRP I. Therefore, the outparcel is an addition to our total property count.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
REAL ESTATE DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table highlights our property dispositions during the years ended December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Number of properties sold	—	1
Number of outparcels sold	—	2
Contract price	$—	$6,250
(Payments) proceeds from sale of real estate, net(1)(2)(3)	(17)	7,208
(Loss) gain on disposal of property, net(2)(3)	(30)	1,110
(1)Total proceeds from sale of real estate, net includes closing costs less credits.
(2)Activity for the year ended December 31, 2023 includes land acquired from us by local authorities.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	42

(3)We sold no properties during the year ended December 31, 2024, but we recognized a minimal loss on disposal of property due to miscellaneous write-off activity and expenses related to previous and future potential dispositions.
DISTRIBUTIONS—We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction).
In 2024, we declared and paid monthly distributions of $0.0975 per common share and OP unit, or $1.17 annualized, for each month beginning January 2024 through August 2024. In September 2024, the Board authorized a 5.1% increase of our monthly distribution rate to $0.1025 per common share and OP unit. We declared and paid monthly distributions of $0.1025 per common share and OP unit, or $1.23 annualized, for each month beginning September 2024 through December 2024. The December 2024 and January 2025 distributions of $0.1025 per common share and OP unit were paid on January 3, 2025 and February 4, 2025, respectively.
In 2023, we declared and paid monthly distributions of $0.0933 per common share and OP unit, or $1.12 annualized, for each month beginning January 2023 through August 2023. We declared and paid monthly distributions of $0.0975 per common share and OP unit, or $1.17 annualized, an increase of 4.5%, for each month beginning September 2023 through December 2023.
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
SHARE REPURCHASE PROGRAM—In August 2022, our Board approved a share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.
CASH FLOW ACTIVITIES—As of December 31, 2024, we had cash and cash equivalents and restricted cash of $8.6 million, a net cash decrease of $0.2 million during the year ended December 31, 2024.
Below is a summary of our cash flow activity for the years ended December 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Net cash provided by operating activities	$334,710	$290,968	$43,742	15.0%
Net cash used in investing activities	(392,944)	(353,386)	(39,558)	(11.2)%
Net cash provided by financing activities	58,005	53,947	4,058	(7.5)%
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income received less property operating expenses, real estate taxes, and general and administrative costs paid. The increase in property operations was primarily due to a $15.9 million, or 3.8%, improvement in Same-Center NOI as compared to 2023, and the execution of our acquisition strategy. During the year ended December 31, 2024, we had a net cash inflow of $9.7 million from changes in working capital as compared to a net cash outlay of $9.4 million during the same period in 2023. This change was primarily driven by the timing of interest payments resulting from our 2024 senior notes, which now occur semiannually versus primarily monthly in the past.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the year ended December 31, 2024, our acquisitions resulted in a total cash outlay of $296.3 million, as compared to a total cash outlay of $270.3 million during the same period in 2023.
•Investment in unconsolidated joint ventures—During the year ended December 31, 2024, we invested $8.4 million in our new investments in NRV and Neighborhood Grocery Catalyst Fund LLC (“NGCF”).
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the year ended December 31, 2024, we paid $95.1 million for capital expenditures compared to $95.3 million over the same period in 2023, which included our development and redevelopment activity.
•Real estate dispositions—During the year ended December 31, 2024, we sold no properties, but we had minimal net cash outflows for expenses related to previous and future potential dispositions. During the year ended December 31, 2023, we sold one property and two outparcels resulting in a net cash inflow of $7.2 million.
FINANCING ACTIVITIES—Our net cash provided by financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the year ended December 31, 2024, we had $133.6 million in net borrowings primarily as a result of our May and September 2024 senior notes, payments on our term loans, and net repayments under our revolving credit facility. During the year ended December 31, 2023, we had $64.2 million in net borrowings primarily as result of net borrowings under our revolving credit facility. See “Debt Activity” above for more details.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	43

•Issuance of common stock—During the year ended December 31, 2024, we issued 1.9 million shares of our common stock under our ATM programs for net proceeds of $73.8 million. During the year ended December 31, 2023, we issued 4.2 million shares of our common stock under the ATM program for net proceeds of $147.6 million.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders decreased by $2.6 million during the year ended December 31, 2024 as compared to the same period in 2023, primarily due to the timing of the funding for our December 2024 distribution payment partially offset by the increase in shares of common stock outstanding as a result of issuances under our ATM programs and our distribution increases in both 2023 and 2024.

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
Rental Income—The majority of our revenue is lease revenue derived from our real estate assets, for which we are the lessor. Lease receivables are reviewed continually to determine whether or not it is probable that we will realize substantially all remaining lease payments for each of our Neighbors (i.e., whether a Neighbor is deemed to be a credit risk). If we determine it is not probable that we will collect substantially all of the remaining lease payments from a Neighbor, revenue for that Neighbor is recorded on a cash basis (“cash-basis Neighbor”), including no longer recognizing straight-line rent receivables and/or receivables for recoverable expenses. We will resume recording lease income on an accrual basis for cash-basis Neighbors once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments and no remaining unpaid rent for a certain timeframe. Neighbors who represent approximately 2% of our ABR were on our watchlist for review for collectibility as of December 31, 2024. However, not all of our watchlist Neighbors had an open receivable balance with us at December 31, 2024.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	44

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
As of December 31, 2024, we had three interest rate swaps that fixed SOFR on $475 million of our unsecured term loan facilities.
In January 2024, we entered into an interest rate swap which has a notional amount of $150 million and swaps SOFR for a fixed rate of approximately 3.45% effective September 2024 and maturing December 2025.
As of December 31, 2024, we had not fixed the interest rate on $149.8 million of our unsecured debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. We estimate that a one percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2024 would result in approximately $1.5 million of additional interest expense annually. The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure. For further discussion of certain quantitative details related to our interest rate swaps, see Note 9.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	45

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of December 31, 2024, at a reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements, which are included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption "Report of Independent Registered Public Accounting Firm”.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Phillips Edison & Company, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Phillips Edison & Company, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 11, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 11, 2025

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	47

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

w PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, and have implemented processes for the Company, that we believe are designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.
The other information required by this Item is included under the caption “Information about our Executive Officers” in Part I hereof or will be included in our definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2024 in connection with the Company's 2025 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the Company's 2025 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the Company's 2025 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the Company's 2025 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the Company's 2025 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	48

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
Form S-11, filed March 1, 2010, Exhibit 4.2
4.2	Fourth Amended and Restated Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership I, L.P.	Form 10-K, filed March 30, 2018, Exhibit 4.4
4.3	Description of Phillips Edison & Company, Inc.’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Form 10-K, filed March 12, 2021, Exhibit 4.5
4.4
Indenture, dated as of October 6, 2021, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., as issuer, Phillips Edison & Company, Inc., as guarantor, and U.S. Bank National Association, as trustee
Form 8-K, filed October 6, 2021, Exhibit 4.1
4.5
First Supplemental Indenture, dated as of October 6, 2021, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., as issuer, Phillips Edison & Company, Inc., as guarantor, and U.S. Bank National Association, as trustee
Form 8-K, filed October 6, 2021, Exhibit 4.2
4.6
Second Supplemental Indenture, dated as of May 13, 2024, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., as issuer, Phillips Edison & Company, Inc., as guarantor, and U.S. Bank Trust Company National Association, as trustee.
Form 8-K, filed May 13, 2024, Exhibit 4.2
4.7
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
Form 8-K, filed July 2, 2021, Exhibit 10.1

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	49

Ex.	Description	Reference
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
Form 10-Q, filed August 2, 2023, Exhibit 10.3

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	50

Ex.	Description	Reference
10.34	Form of Time-Based LTIP Unit Award Agreement (Directors)*	Form 10-Q, filed July 26, 2024, Exhibit 10.1
10.35
Second Amendment to Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent, dated January 9, 2025
Form 8-K, filed January 10, 2025, Exhibit 10.1
10.36
First Amendment to Second Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, dated February 4, 2025
Form 8-K, filed February 7, 2025, Exhibit 10.1
10.37
First Amendment to Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and KeyBank National Association, as administrative agent, dated February 4, 2025
Form 8-K, filed February 7, 2025, Exhibit 10.2
10.38
First Amendment to Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Capital One, National Association, as administrative agent, dated February 4, 2025
Form 8-K, filed February 7, 2025, Exhibit 10.3
19	Insider Trading Policy**
21.1	Subsidiaries of the Company**
22.1	List of Issuers of Guaranteed Securities**
23.1	Consent of Deloitte & Touche LLP**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***
97	Phillips Edison & Company, Inc. Policy for Recovery of Erroneously Awarded Compensation	Form 10-K, filed February 12, 2024, Exhibit 97
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows

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
* Management Contract or Compensatory Plan
** Filed herewith
*** Furnished herewith

ITEM 16. FORM 10-K SUMMARY
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	51

*All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Phillips Edison & Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips Edison & Company, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
During the year ended December 31, 2024, the Company acquired twelve properties and four outparcels for an aggregate purchase price of $294 million. The Company accounted for the acquisitions as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on their relative fair values, to building and building improvements, land and land improvements, furniture, fixtures, and equipment, in-place leases, and other intangible assets and assumed liabilities. Estimates of fair values were based upon assumptions that the Company believes are similar to those used by independent appraisers. Valuation assumptions utilized include comparable sales transactions, costs to replace certain assets, market rents, discount rates, and terminal capitalization rates.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-2

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 11, 2025

We have served as the Company's auditor since 2009.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023
(In thousands, except per share amounts)

	2024	2023
ASSETS
Investment in real estate:
Land and improvements	$1,867,227	$1,768,487
Building and improvements	4,085,713	3,818,184
In-place lease assets	523,209	495,525
Above-market lease assets	76,359	74,446
Total investment in real estate assets	6,552,508	6,156,642
Accumulated depreciation and amortization	(1,771,052)	(1,540,551)
Net investment in real estate assets	4,781,456	4,616,091
Investment in unconsolidated joint ventures	31,724	25,220
Total investment in real estate assets, net	4,813,180	4,641,311
Cash and cash equivalents	4,881	4,872
Restricted cash	3,768	4,006
Goodwill	29,066	29,066
Other assets, net	195,328	186,411
Total assets	$5,046,223	$4,865,666
LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,109,543	$1,969,272
Below-market lease liabilities, net	116,096	108,223
Accounts payable and other liabilities	163,692	116,461
Deferred income	22,907	18,359
Total liabilities	2,412,238	2,212,315
Commitments and contingencies (see Note 11)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 125,120 and 122,024 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,251	1,220
Additional paid-in capital (“APIC”)	3,646,801	3,546,838
Accumulated other comprehensive income (“AOCI”)	4,305	10,523
Accumulated deficit	(1,332,435)	(1,248,273)
Total stockholders’ equity	2,319,922	2,310,308
Noncontrolling interests	314,063	343,043
Total equity	2,633,985	2,653,351
Total liabilities and equity	$5,046,223	$4,865,666

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(In thousands, except per share amounts)

	2024	2023	2022
Revenues:
Rental income	$647,589	$597,501	$560,538
Fees and management income	10,731	9,646	11,541
Other property income	3,072	2,977	3,293
Total revenues	661,392	610,124	575,372
Operating Expenses:
Property operating	112,633	102,303	95,359
Real estate taxes	77,684	72,816	67,864
General and administrative	45,611	44,366	45,235
Depreciation and amortization	253,016	236,443	236,224
Impairment of real estate assets	—	—	322
Total operating expenses	488,944	455,928	445,004
Other:
Interest expense, net	(96,990)	(84,232)	(71,196)
(Loss) gain on disposal of property, net	(30)	1,110	7,517
Other expense, net	(5,732)	(7,312)	(12,160)
Net income	69,696	63,762	54,529
Net income attributable to noncontrolling interests	(7,011)	(6,914)	(6,206)
Net income attributable to stockholders	$62,685	$56,848	$48,323
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 14)	$0.51	$0.48	$0.42

Comprehensive income:
Net income	$69,696	$63,762	$54,529
Other comprehensive (loss) income:
Change in unrealized value on interest rate swaps	(6,961)	(11,816)	51,285
Comprehensive income	62,735	51,946	105,814
Net income attributable to noncontrolling interests	(7,011)	(6,914)	(6,206)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	701	1,265	(5,736)
Reallocation of comprehensive income upon conversion of noncontrolling interests	42	71	273
Comprehensive income attributable to stockholders	$56,467	$46,368	$94,145
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(In thousands, except per share amounts)

	Common Stock		Class B Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	19,550	$196	93,665	$936	$3,264,038	$(24,819)	$(1,090,837)	$2,149,514	$326,812	$2,476,326
Conversion of Class B common stock	93,665	936	(93,665)	(936)	—	—	—	—	—	—
Issuance of common stock	2,633	26	—	—	90,098	—	—	90,124	—	90,124
Offering costs, discounts, and commissions	—	—	—	—	(1,090)	—	—	(1,090)	—	(1,090)
Change in unrealized value on interest rate swaps	—	—	—	—	—	45,549	—	45,549	5,736	51,285
Common distributions declared, $1.0932 per share	—	—	—	—	—	—	(127,151)	(127,151)	—	(127,151)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,241)	(16,241)
Share-based compensation	109	1	—	—	5,528	—	—	5,529	9,877	15,406
Conversion of noncontrolling interests	1,169	12	—	—	25,404	273	—	25,689	(25,689)	—
Settlement of earn-out liability	—	—	—	—	—	—	—	—	54,245	54,245
Net income	—	—	—	—	—	—	48,323	48,323	6,206	54,529
Balance at December 31, 2022	117,126	1,171	—	—	3,383,978	21,003	(1,169,665)	2,236,487	360,946	2,597,433
Issuance of common stock	4,170	42	—	—	150,793	—	—	150,835	—	150,835
Offering costs, discounts, and commissions	—	—	—	—	(1,939)	—	—	(1,939)	—	(1,939)
Change in unrealized value on interest rate swaps	—	—	—	—	—	(10,551)	—	(10,551)	(1,265)	(11,816)
Common distributions declared, $1.1364 per share	—	—	—	—	—	—	(135,456)	(135,456)	—	(135,456)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,334)	(16,334)
Share-based compensation	211	2	—	—	1,164	—	—	1,166	5,700	6,866
Conversion of noncontrolling interests	517	5	—	—	12,842	71	—	12,918	(12,918)	—
Net income	—	—	—	—	—	—	56,848	56,848	6,914	63,762
Balance at December 31, 2023	122,024	1,220	—	—	3,546,838	10,523	(1,248,273)	2,310,308	343,043	2,653,351
Issuance of common stock	1,903	19	—	—	72,826	—	—	72,845	—	72,845
Offering costs, discounts, and commissions	—	—	—	—	(929)	—	—	(929)	—	(929)
Change in unrealized value on interest rate swaps	—	—	—	—	—	(6,260)	—	(6,260)	(701)	(6,961)
Common distributions declared, $1.19 per share	—	—	—	—	—	—	(146,847)	(146,847)	—	(146,847)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,867)	(16,867)
Share-based compensation	140	2	—	—	2,694	—	—	2,696	7,001	9,697
Conversion of noncontrolling interests	1,053	10	—	—	25,372	42	—	25,424	(25,424)	—
Net income	—	—	—	—	—	—	62,685	62,685	7,011	69,696
Balance at December 31, 2024	125,120	$1,251	—	$—	$3,646,801	$4,305	$(1,332,435)	$2,319,922	$314,063	$2,633,985
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(In thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,696	$63,762	$54,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	251,250	234,260	232,571
Impairment of real estate assets	—	—	322
Depreciation and amortization of corporate assets	1,766	2,183	3,653
Net amortization of above- and below-market leases	(6,587)	(5,178)	(4,324)
Amortization of deferred financing expenses	4,474	4,237	3,410
Amortization of debt and derivative adjustments	3,184	2,884	2,473
Loss (gain) on extinguishment or modification of debt, net	1,290	368	(95)
Loss (gain) on disposal of property, net	30	(1,110)	(7,517)
Impairment of investment in third parties	—	3,000	—
Change in fair value of earn-out liability	—	—	1,809
Straight-line rent	(9,650)	(10,145)	(12,301)
Share-based compensation	9,697	6,866	15,406
Return on investment in unconsolidated joint ventures	348	271	1,253
Other	(529)	(1,018)	(107)
Changes in operating assets and liabilities:
Other assets, net	(16,623)	(11,524)	(10,147)
Accounts payable and other liabilities	26,364	2,112	9,955
Net cash provided by operating activities	334,710	290,968	290,890
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(296,268)	(270,262)	(282,000)
Capital expenditures	(95,084)	(95,262)	(104,495)
(Payments) proceeds from sale of real estate, net	(17)	7,208	52,019
Investment in unconsolidated joint ventures	(8,371)	—	—
Return of investment in unconsolidated joint ventures	1,791	1,969	4,151
Investment in marketable securities	(4,081)	—	(3,000)
Proceeds from sale of marketable securities	5,848	400	—
Insurance proceeds for property damage claims	3,238	2,561	2,080
Net cash used in investing activities	(392,944)	(353,386)	(331,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	74,545	149,135	90,124
Payment of offering costs	(929)	(1,939)	(1,090)
Proceeds from revolving credit facility	474,000	503,000	376,000
Payments on revolving credit facility	(615,000)	(401,000)	(297,000)
Proceeds from notes and loans payable	683,047	58,000	—
Payments on mortgages and loans payable	(408,466)	(101,504)	(81,920)
Distributions paid	(134,018)	(135,749)	(127,083)
Distributions to noncontrolling interests	(15,174)	(15,996)	(16,856)
Net cash provided by (used in) financing activities	58,005	53,947	(57,825)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(229)	(8,471)	(98,180)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	8,878	17,349	115,529
End of year	$8,649	$8,878	$17,349

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$4,881	$4,872	$5,478
Restricted cash	3,768	4,006	11,871
Cash, cash equivalents, and restricted cash at end of year	$8,649	$8,878	$17,349

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-7

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(In thousands)

	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$75,042	$76,479	$65,096
Cash paid for income taxes, net	922	689	194
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Settlement of earn-out liability	—	—	54,245
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	57	887	36
Accrued capital expenditures	15,934	9,892	9,834
Assumed other liabilities	225	—	—
Receivable from issuance of common stock	(1,700)	1,700	—
Investment in third party	—	—	6,800
Contribution of corporate assets	—	—	(4,304)
Assumed debt obligations, net	—	9,614	—
Assumed below-market debt	—	444	—
Above-market contract	—	—	(2,496)
Change in distributions payable	12,829	(293)	68
Change in distributions payable - noncontrolling interests	1,693	338	(615)
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-8

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
We are a real estate investment trust (“REIT”) that invests primarily in omni-channel grocery-anchored neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to three unconsolidated institutional joint ventures, in which we have partial ownership interests, and one private fund (collectively, the “Managed Funds”).
As of December 31, 2024, we wholly-owned 294 real estate properties. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), which owned 20 properties, a 20% interest in Necessity Retail Venture LLC (“NRV”), which owned one property, and a 31% interest in Neighborhood Grocery Catalyst Fund LLC (“NGCF”), which owned one property.

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
Stock Issuance Costs—Stock issuance costs are offset against stock issuance proceeds and capitalized as a component of APIC on the consolidated balance sheets. We had stock issuance costs of approximately $0.9 million, $1.9 million, and $1.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-9

ownership interest in the entity. We will assess our interests in VIEs on an ongoing basis to determine whether or not we are the primary beneficiary. However, we will also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest. If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity. We have determined that the Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, and our partnership interest is considered a majority voting interest. As such, we have consolidated the Operating Partnership and its wholly-owned subsidiaries. Further, as we hold a majority voting interest in the Operating Partnership, we qualify for the exemption from providing certain of the disclosure requirements associated with VIEs.
Additionally, a Section 1031 like-kind exchange (“Section 1031 Exchange”) pursuant to the Internal Revenue Code of 1986, as amended (the “IRC”) entails selling one property and reinvesting the proceeds in one or more properties that are similar in nature, character, or class within 180 days. A reverse Section 1031 Exchange occurs when one or more properties is purchased prior to selling one property to be matched in the like-kind exchange, during which time legal title to the purchased property is held by an intermediary. Because we retain essentially all of the legal and economic benefits and obligations related to the acquisition, we consider the purchased property in a reverse Section 1031 Exchange to be a VIE, and therefore, we will consolidate the entity as the primary beneficiary in these instances.
Noncontrolling Interests—Noncontrolling interests represent the portion of equity that we do not own in the entities we consolidate. We classify noncontrolling interests within permanent equity on our consolidated balance sheets. The amounts of consolidated net earnings attributable to us and to the noncontrolling interests are presented separately on our consolidated statements of operations and comprehensive income (“consolidated statements of operations”). For additional information regarding noncontrolling interests, refer to Note 12.
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
Restricted Cash—Restricted cash primarily consists of cash restricted for the purpose of facilitating a Section 1031 Exchange, escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements. During 2024 and 2023, we did not sell any properties as part of facilitating a Section 1031 Exchange that remained open at the end of the year.
Investment in Property and Lease Intangibles—We apply Accounting Standards Codification (“ASC”) Topic 805: Business Combinations (“ASC 805”) when evaluating any purchases of real estate. Under this guidance, our real estate acquisition activity is not generally considered a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs are capitalized and amortized over the life of the related assets, and there is no recognition of goodwill. None of our real estate acquisitions in 2024 and 2023 met the definition of a business; therefore, we accounted for all as asset acquisitions.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-10

We estimate the fair value of assumed loans payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed loans payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the loan’s outstanding principal balance is amortized over the life of the loan as an adjustment to interest expense. Our accumulated amortization of above- and below-market debt was $3.1 million and $1.8 million as of December 31, 2024 and 2023, respectively.
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
Estimates of fair value used in our evaluation of goodwill and intangible assets are based upon discounted future cash flow projections, relevant competitor multiples, or other acceptable valuation techniques. These techniques are based, in turn, upon all available evidence including level three inputs (see fair value measurement policy below), such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our analysis, we concluded that goodwill was not impaired for the years ended December 31, 2024 and 2023.
Held for Sale Assets—We consider assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies, and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. As of December 31, 2024 and 2023, there were no properties classified as held for sale.
Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing expenses related to our term loan facilities and mortgages are in Debt Obligations, Net, while deferred financing expenses related to our revolving credit facility are in Other Assets, Net, on our consolidated balance sheets. The accumulated amortization of deferred financing expenses in Debt Obligations, Net was $13.8 million and $15.9 million as of December 31, 2024 and 2023, respectively.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-11

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
Lessor—The majority of our revenue is lease revenue derived from our real estate assets, which is accounted for under ASC Topic 842, Leases (“ASC 842”). We record lease and lease-related revenue as Rental Income on the consolidated statements of operations in accordance with ASC 842.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-12

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
Lease receivables are reviewed continually to determine whether or not it is probable that we will realize substantially all remaining lease payments for each of our tenants (i.e., whether a tenant is deemed to be a credit risk). Additionally, we record a general reserve based on our review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical bad debt, outstanding balances, and the current economic climate. If we determine it is not probable that we will collect substantially all of the remaining lease payments from a tenant, revenue for that tenant is recorded on a cash basis (“cash-basis tenant”), including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. We will resume recording lease income on an accrual basis for cash-basis tenants once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Rental Income on the consolidated statements of operations. As of December 31, 2024 and 2023, the reserve in accounts receivable for uncollectible amounts was $2.2 million and $1.9 million, respectively. Receivables on our consolidated balance sheets exclude amounts removed related to tenants considered to be non-creditworthy, which were $11.2 million and $10.7 million as of December 31, 2024 and 2023, respectively.
Lessee—We enter into leases as a lessee as part of our real estate operations in the form of ground leases of land for certain properties, and as part of our corporate operations in the form of office space and office equipment leases. Ground leases typically contain one or more options to renew for additional terms and may include options that grant us, as the lessee, the

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-13

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

Fee	Performance Obligation Satisfied	Form and Timing of Payment	Description
Asset Management	Over time	In cash, monthly	Because each increment of service is distinct, although substantially the same, revenue is recognized at the end of each reporting period based upon invested equity and the applicable rate.
Property Management	Over time	In cash, monthly	Because each increment of service is distinct, although substantially the same, revenue is recognized at the end of each reporting period based on a percentage of the properties’ cash receipts.
Leasing Commissions	Point in time (upon close of a transaction)	In cash, upon completion	Revenue is recognized in an amount equal to the fees charged by unaffiliated persons rendering comparable services in the same geographic location.
Construction Management	Point in time (upon close of a project)	In cash, upon completion	Revenue is recognized in an amount equal to the fees charged by unaffiliated persons rendering comparable services in the same geographic location.
Due to the nature of the services being provided under our Management Agreements, each performance obligation has a variable component. Therefore, when we determine the transaction price for the contracts, we are required to constrain our estimate to an amount that is not probable of significant revenue reversal. For most of these fee types, such as leasing commissions, compensation only occurs if a transaction takes place and the amount of compensation is dependent upon the terms of the transaction. For our property and asset management fees, due to the large number and broad range of possible consideration amounts, we calculate the amount earned at the end of each reporting period.
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
Share-Based Compensation—We account for equity awards in accordance with ASC Topic 718, Compensation—Stock Compensation, which requires that all share-based payments to employees and non-employee directors be recognized in the consolidated statements of operations over the requisite service period based on their fair value. Prior to our underwritten initial public offering (“underwritten IPO”) in July 2021, fair value was based on the estimated value per share (“EVPS”) of our stock. Subsequent to our underwritten IPO, fair value for certain of our equity awards is based on our Nasdaq closing stock price at the date of the grant. Beginning in 2022, fair value for our performance-based awards is calculated using the Monte Carlo method, which is intended to estimate the fair value of the awards using dividend yields, expected volatilities that are primarily based on available implied data and peer group companies’ historical data, and post-vesting restriction periods.
Share-based compensation expense for all awards is included in General and Administrative and Property Operating in our consolidated statements of operations, which is included in Other Expense, Net. For more information about our stock-based compensation program, see Note 13.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-14

Share Repurchase Program—Shares repurchased pursuant to a share repurchase program are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders’ equity. Our accounting policy related to share repurchases is to reduce common stock based on the par value of the shares and to reduce capital surplus for the excess of the repurchase price over the par value. In August 2022, our board of directors (the “Board”) approved a share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.
Segments—Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish our principal business, or group our operations, by geography or size for purposes of measuring performance. Accordingly, we have presented our results as a single operating and reportable segment. For more information about our single operating and reportable segment, see Note 17.
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
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary (“TRS”) entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions. We recognized federal, state, and local income tax expense of $1.8 million, $0.4 million, and $0.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. We retained a full valuation allowance for our net deferred tax asset as of December 31, 2023 and an insignificant valuation allowance at December 31, 2024 for certain state net operating losses that we do not believe will be realized. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations. For more information regarding our income taxes, see Note 10.
Recently Adopted or Issued Accounting Pronouncements—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. We adopted this ASU in our consolidated financial statements, which includes the additional disclosures required for our single operating and reportable segment, for the year ended December 31, 2024 and retrospectively for the years ended December 31, 2023 and 2022. See Note 17.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosures in the notes to the financial statements of certain categories of expenses, including purchases of inventory, employee compensation, and depreciation and amortization, that are included in expense line items within the statement of operations. This guidance is to be applied prospectively; however, retrospective application is permitted. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact of this guidance on our disclosures.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-15

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Rental income related to fixed lease payments(1)	$486,328	$446,576	$416,865
Rental income related to variable lease payments(1)(2)	150,350	138,691	127,316
Straight-line rent amortization(3)	8,552	9,539	11,668
Amortization of lease assets	6,507	5,126	4,266
Lease buyout income	867	1,222	2,414
Adjustments for collectibility(4)	(5,015)	(3,653)	(1,991)
Total rental income	$647,589	$597,501	$560,538
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
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of December 31, 2024, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, were as follows (in thousands):

Year	Amount
2025	$496,091
2026	444,932
2027	377,646
2028	303,405
2029	222,726
Thereafter	555,494
Total	$2,400,294
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of December 31, 2024. As of December 31, 2024, our wholly-owned real estate investments in Florida, California, and Texas represented 12.0%, 10.7%, and 10.2% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse natural or economic events in the Florida (see “Hurricanes Helene and Milton” and “Hurricane Ian” in Note 4), California, and Texas real estate markets.
Lessee—Lease assets and liabilities, grouped by balance sheet line where they are recorded, consisted of the following as of December 31, 2024 and 2023 (in thousands):

Balance Sheet Information	Balance Sheet Location	2024	2023
ROU assets, net - operating leases	Investment in Real Estate	$3,632	$3,734
ROU assets, net - operating and finance leases	Other Assets, Net	870	1,323
Operating lease liability	Accounts Payable and Other Liabilities	4,714	5,094
Finance lease liability	Debt Obligations, Net	31	308
As of December 31, 2024, the weighted-average remaining lease term was approximately 2.3 years for finance leases and 20.1 years for operating leases. The weighted-average discount rate was 5.4% for finance leases and 4.7% for operating leases.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-16

Future undiscounted payments for fixed lease charges by lease type, inclusive of options reasonably certain to be exercised, were as follows as of December 31, 2024 (in thousands):

	Undiscounted
Year	Operating	Finance
2025	$441	$19
2026	381	12
2027	378	1
2028	376	—
2029	394	—
Thereafter	5,378	—
Total undiscounted cash flows from leases	7,348	32
Total lease liabilities recorded at present value	4,714	31
Difference between undiscounted cash flows and present value of lease liabilities	$2,634	$1

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	2022
Number of properties acquired	12	11	7
Number of outparcels acquired(1)(2)	4	3	4
Contract price	$294,002	$278,480	$280,515
Total price of acquisitions(3)	296,268	270,262	282,000
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)During the year ended December 31, 2024, we acquired an outparcel adjacent to a property that is owned by our unconsolidated joint venture, GRP I. Therefore, the outparcel is an addition to our total property count.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
Subsequent to December 31, 2024, we acquired one property for $19.1 million.
The aggregate purchase price of the assets acquired during the years ended December 31, 2024 and 2023 were allocated as follows (in thousands):

	2024	2023
ASSETS
Land and improvements	$85,916	$80,701
Building and improvements	198,979	180,155
In-place lease assets	29,052	26,690
Above-market lease assets	2,179	2,688
Below-market debt	—	444
Total assets	316,126	290,678

LIABILITIES
Debt obligations, net	—	9,614
Below-market lease liabilities	19,633	10,802
Other liabilities assumed	225	—
Total liabilities	19,858	20,416

Net assets acquired	$296,268	$270,262

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-17

The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles and below-market debt acquired during the years ended December 31, 2024 and 2023 were as follows (in years):

	2024	2023
Acquired in-place leases	11	12
Acquired above-market leases	8	9
Acquired below-market leases	16	18
Assumed below-market debt	—	2
Property Dispositions—The following table summarizes our real estate disposition activity for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	2022
Number of properties sold	—	1	4
Number of outparcels sold	—	2	4
Contract price	$—	$6,250	$53,987
(Payments) proceeds from sale of real estate, net(1)(2)(3)	(17)	7,208	52,019
(Loss) gain on disposal of property, net(2)(3)	(30)	1,110	7,517
(1)Total proceeds from sale of real estate, net includes closing costs less credits.
(2)Activity for the year ended December 31, 2023 includes land acquired from us by local authorities.
(3)We sold no properties during the year ended December 31, 2024, but we recognized a minimal loss on disposal of property due to miscellaneous write-off activity and expenses related to previous and future potential dispositions.
Subsequent to December 31, 2024, we sold one property for $24.9 million. We provided secured financing for this property sale receiving a note receivable of $17.4 million.
Hurricanes Helene and Milton - In late September and early October 2024, Hurricanes Helene and Milton struck the southeast United States and caused various amounts of damage to our properties located in the region. During 2024, we recorded gross cumulative accelerated depreciation of $1.4 million.
Hurricane Ian - In September 2022, Hurricane Ian struck the southeast United States and caused various amounts of damage to our properties located in the region. During 2022, we recorded gross cumulative accelerated depreciation of $2.7 million for damages sustained to the properties, which was reduced by insurance recoveries of $1.0 million (net of deductibles and self-insurance of $1.7 million) collected in 2023.

5. INTANGIBLE ASSETS AND LIABILITIES
Goodwill—During the years ended December 31, 2024, 2023, and 2022, we recorded no impairments to goodwill.
Other Intangible Assets and Liabilities—Other intangible assets and liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	2024		2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Corporate intangible assets	$6,703	$(6,356)	$6,686	$(5,994)
In-place leases	523,209	(330,372)	495,525	(295,957)
Above-market leases	76,359	(62,895)	74,446	(57,964)
Below-market lease liabilities	(201,976)	85,880	(182,689)	74,466
Above-market contract(1)	(2,496)	998	(2,496)	499
(1)Recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets.
Summarized below is the amortization recorded on other intangible assets and liabilities for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Corporate intangible assets	$361	$361	$364
In-place leases	35,319	34,380	36,851
Above-market leases	5,026	5,865	6,485
Below-market lease liabilities	(11,613)	(11,044)	(10,809)
Above-market contract	(499)	(499)	—

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-18

Estimated future amortization of the respective other intangible assets and liabilities as of December 31, 2024 for each of the next five years is as follows (in thousands):

	Corporate Intangible Assets	In-Place Leases	Above-Market Leases	Below-Market Lease Liabilities	Above-Market Contract
2025	$328	$33,516	$3,903	$(11,663)	$(499)
2026	9	28,003	2,719	(10,831)	(499)
2027	5	24,014	1,966	(10,318)	(499)
2028	4	19,923	1,412	(9,710)	—
2029	2	16,938	1,000	(9,109)	—

6. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
Grocery Retail Partners I and II—In November 2018, a joint venture named GRP I was formed between subsidiaries of our company and The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”), with our company holding a 15% ownership interest. The joint venture is set to expire ten years after the date of the agreement, unless otherwise extended by the members. In 2019, we assumed a 10% equity interest in Grocery Retail Partners II LLC (“GRP II”) through a merger. In October 2020, GRP I acquired GRP II, resulting in our ownership interest in GRP I being adjusted to approximately 14%.
Necessity Retail Partners—As of December 31, 2024, we owned a 20% equity interest in Necessity Retail Partners (“NRP”). NRP was initially formed in March 2016 pursuant to the terms of a joint venture agreement, as amended, between Phillips Edison Grocery Center REIT II, Inc. and an affiliate of TPG Real Estate and is set to expire in 2025 unless otherwise extended by the members. In May 2022, we sold the final property in the joint venture. With the monetization of the joint venture, we exceeded the targeted return and as such were paid compensation of $0.1 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively, which is recorded in Fees and Management Income on our consolidated statements of operations.
Necessity Retail Venture—In July 2024, through a subsidiary, we entered into a joint venture agreement with an affiliate of Cohen & Steers Income Opportunities REIT, Inc. (“Cohen & Steers”) targeting $300 million in total equity. We contributed $3.2 million for the purchase of one property at formation of the new joint venture, NRV, in exchange for a 20% ownership interest in NRV. Cohen & Steers acquired an 80% ownership interest in NRV by contributing $12.9 million for the purchase of the one property.
Subsequent to December 31, 2024, NRV acquired one property for $40.1 million.
Neighborhood Grocery Catalyst Fund LLC—In December 2024, through a subsidiary, we entered into a joint venture agreement with certain other investors, which included LS BDC Holdings, LLC, a subsidiary of Lafayette Square USA, Inc. and Northwestern Mutual. We contributed $4.2 million for the purchase of one property at formation of the new joint venture, NGCF, in exchange for a 31.25% ownership interest in NGCF. The other investors acquired ownership interests in NGCF totaling 68.75% by contributing $9.3 million for the purchase of the one property.
The following table summarizes balances on the consolidated balance sheets related to our unconsolidated joint ventures as of December 31, 2024 and 2023 (dollars in thousands):

	2024			2023
Joint Venture	Ownership Percentage	Number of Shopping Centers	Investment Balance	Ownership Percentage	Number of Shopping Centers	Investment Balance
GRP I	14%	20	$22,950	14%	20	$24,701
NRP	20%	—	498	20%	—	519
NRV	20%	1	3,950	—%	—	—
NGCF	31%	1	4,326	—%	—	—

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-19

The following table summarizes the activity on the consolidated statements of operations related to our unconsolidated joint ventures as of December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Distributions to PECO After Formation or Assumption
GRP I	$2,099	$2,156	$2,295
NRP	—	84	3,109
NRV	40	—	—
NGCF	—	—	—

Gain (Loss) from Unconsolidated Joint Ventures(1)
GRP I	$348	$281	$246
NRP	(21)	(21)	1,253
NRV	(47)	—	—
NGCF	(9)	—	—

Amortization and Write-Off of Basis Differences(1)
NRP	$—	$—	$219
(1)Recorded in Other Expense, Net in the consolidated statements of operations.

7. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Other assets, net:
Deferred leasing commissions and costs	$55,266	$53,379
Deferred financing expenses(1)	9,037	8,984
Office equipment, including capital lease assets, and other	26,557	24,073
Corporate intangible assets	6,703	6,686
Total depreciable and amortizable assets	97,563	93,122
Accumulated depreciation and amortization	(53,330)	(53,205)
Net depreciable and amortizable assets	44,233	39,917
Accounts receivable, net(2)	46,099	44,548
Accounts receivable - affiliates	1,310	803
Deferred rent receivable, net(3)	71,954	62,288
Derivative assets	4,510	12,669
Prepaid expenses and other	13,071	10,745
Investment in third parties(4)	6,731	6,875
Investment in marketable securities	7,420	8,566
Total other assets, net	$195,328	$186,411
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $2.2 million and $1.9 million of general reserves for uncollectible amounts as of December 31, 2024 and 2023, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $6.8 million and $6.0 million as of December 31, 2024 and 2023, respectively.
(3)Net of $4.4 million and $4.6 million of receivables removed as of December 31, 2024 and 2023, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.
(4)We recorded an impairment of our investment in a third-party company of $3.0 million in Other Expense, Net on our consolidated statement of operations for the year ended December 31, 2023 (see Note 15).

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-20

8. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of December 31, 2024 and 2023 (dollars in thousands):

	Interest Rate(1)	2024	2023
Revolving credit facility	SOFR + 0.9%	$40,000	$181,000
Term loans(2)	3.9% - 5.7%	584,750	964,750
Senior unsecured notes due 2031	2.625%	350,000	350,000
Senior unsecured notes due 2034	5.750%	350,000	—
Senior unsecured notes due 2035	4.950%	350,000	—
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.2%	67,555	95,677
Finance lease liability		31	308
Discount on notes payable		(22,211)	(6,302)
Assumed market debt adjustments, net		84	(858)
Deferred financing expenses, net		(5,666)	(10,303)
Total		$2,109,543	$1,969,272

Weighted-average interest rate(3)		4.3%	4.2%
(1)Interest rates are as of December 31, 2024.
(2)Our term loans carry an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus a spread. While most of the rates are fixed through the use of swaps, a portion of these loans are not subject to a swap, and thus are still indexed to SOFR.
(3)Includes the effects of derivative financial instruments (see Notes 9 and 16).
2024 Debt Activity—In May 2024, we issued $350 million of 5.750% senior notes due 2034 at an issue price of 98.576% in an underwritten offering. The offering resulted in gross proceeds of $345.0 million, which were used to pay down $202 million of our revolving credit facility and $135 million of our $240 million term loan that was set to mature in November 2025.
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
The 2024 senior notes are fully and unconditionally guaranteed by us.
During the year ended December 31, 2024, we repaid $28.1 million in mortgage debt.
2023 Debt Activity—In July 2023, we amended three senior unsecured term loans with a total notional amount of $475 million scheduled to mature during 2024. The three senior unsecured term loans, as amended, have a total notional amount of $484.8 million. The $161.8 million unsecured term loan is priced based on a leverage grid, which was SOFR plus 1.35% at issuance, and is scheduled to mature in January 2026 extendable with two one-year options to 2028. The $158 million and $165 million unsecured term loans are priced based on a leverage grid, which was SOFR plus 1.35% at issuance, and mature in January 2027.
During the year ended December 31, 2023, we repaid $47.3 million in mortgage debt.
Revolving Credit Facility—As of December 31, 2024, we had an $800 million senior unsecured revolving credit facility with availability of $738.9 million, which was net of outstanding letters of credit. The revolving credit facility was set to mature in January 2026, and we paid a facility fee of 0.25% on the total amount under the facility.
On January 9, 2025, we amended our senior unsecured revolving credit facility. The amendment increases the aggregate borrowing capacity of the facility to $1 billion and extends the maturity date to January 2029, with options to extend the maturity for two additional six-month periods.
Term Loans—We have four unsecured term loans with maturities ranging from 2026 to 2027. Our term loans have interest rates of SOFR plus interest rate spreads based on our investment grade rating. We have utilized interest rate swaps to fix the rates on the majority of our term loans, with $109.8 million in term loans not fixed through such swaps.
As of December 31, 2024 and 2023, the weighted-average interest rate, including the impact of swaps, on our term loans was 4.6% and 4.7%, respectively.
Secured Debt—Our secured debt includes two facilities secured by certain properties in our portfolio, mortgage loans secured by individual properties, and finance leases. The interest rates on our secured debt are fixed. As of December 31, 2024 and 2023, our weighted average interest rate for our secured debt was 3.6% and 3.7%, respectively.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-21

Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of December 31, 2024 and 2023, is summarized below (in thousands):

	2024	2023
As to interest rate(1):
Fixed-rate debt	$1,987,586	$1,540,985
Variable-rate debt	149,750	445,750
Total	$2,137,336	$1,986,735
As to collateralization:
Unsecured debt	$1,674,750	$1,495,750
Secured debt	462,586	490,985
Total	$2,137,336	$1,986,735
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of December 31, 2024, $475 million in variable rate debt was hedged to a fixed rate for a weighted-average period of 1.3 years (see Notes 9 and 16).
Maturity Schedule—Below is our maturity schedule with the respective principal payment obligations, excluding finance lease liabilities, market debt adjustments, discount on senior notes, and deferred financing expenses, net (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Unsecured debt(1)	$—	$301,750	$323,000	$—	$—	$1,050,000	$1,674,750
Secured debt	37,637	1,908	200,595	17,367	805	204,243	462,555
Total	$37,637	$303,658	$523,595	$17,367	$805	$1,254,243	$2,137,305
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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $3.8 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
In March 2023, we entered into an interest rate swap which has a notional amount of $200 million and swaps SOFR for a fixed rate of approximately 3.36% which became effective in September 2023 and matures in September 2026.
In January 2024, we entered into an interest rate swap which has a notional amount of $150 million and swaps SOFR for a fixed rate of approximately 3.45% which became effective in September 2024 and matures in December 2025.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Count	3	4
Notional amount	$475,000	$700,000
Fixed SOFR	2.8% - 3.4%	2.1% - 3.4%
Maturity date	2025 - 2026	2024 - 2026
Weighted-average term (in years)	1.3	1.5

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-22

The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Amount of gain recognized in Other Comprehensive Income	$8,400	$8,586	$46,839
Amount of (gain) loss reclassified from AOCI into Interest Expense, Net	(15,361)	(20,402)	4,446
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of December 31, 2024, there were no derivatives with a fair value in a net liability position, which would include accrued interest but exclude any adjustment for nonperformance risk related to these agreements.

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
Income tax benefits from uncertain tax positions are recognized in the consolidated financial statements only if we believe it is more likely than not that the uncertain tax position will be sustained based solely on the technical merits of the tax position and consideration of the relevant taxing authority's widely understood administrative practices and precedents. We do not believe that we have any uncertain tax positions at December 31, 2024 and 2023.
The statute of limitations for the federal income tax returns remain open for the 2021 through 2023 tax years. The statute of limitations for state income tax returns remain open in accordance with each state's statute.
Our accounting policy is to classify interest and penalties as a component of income tax expense. We accrued no interest and penalties as of December 31, 2024 and 2023.
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
We believed, based on available evidence, it was not more likely than not that our net deferred tax asset would be realized in future periods and, therefore, recorded a valuation allowance equal to the net deferred tax asset balance at December 31, 2023. During the second quarter of 2024, we concluded that it was more likely than not that a significant portion of our net deferred tax asset will be realized. We reached this conclusion as certain of our TRS entities reported positive cumulative pre-tax earnings in recent years, and are projected to generate future pre-tax earnings. We released $1.0 million of the valuation allowance for the year ended December 31, 2024. Income tax expense for the year ended December 31, 2024 was reduced by an amount equal to the amount of the valuation allowance released during 2024. There was an insignificant valuation allowance remaining at December 31, 2024 for certain state net operating losses that we do not believe will be realized.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-23

The following is a summary of our deferred tax assets and liabilities as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Deferred tax assets:
Equity compensation	$1,240	$1,934
Accrued compensation	1,684	1,706
Net operating loss (“NOL”) carryforward	171	1,031
Reserves	383	300
Other	101	94
Gross deferred tax asset	3,579	5,065
Less: valuation allowance	(100)	(1,143)
Total deferred tax asset	3,479	3,922
Deferred tax liabilities:
Real estate and capitalized salaries	(3,785)	(3,150)
Investment in third parties	(643)	(563)
Other	(30)	(209)
Total deferred tax liabilities	(4,458)	(3,922)
Net deferred tax liability	$(979)	$—
Our deferred tax assets and liabilities result from the activities of our TRS entities. As of December 31, 2024, the TRS entities have state NOL carryforwards of approximately $3.2 million, which will expire as determined under each state's statute.
Differences between the net income presented on the consolidated statements of operations and taxable income are primarily related to the differences in the periods over which depreciation and amortization expenses are recognized for financial reporting purposes and tax purposes, the timing of the recognition of rental income for financial reporting purposes and tax purposes, and the timing of the expense recognition of certain ordinary and necessary center repair expenditures.
Distributions—The following table reconciles Net Income Attributable to Stockholders to REIT taxable income before the dividends paid deduction for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Net income attributable to stockholders	$62,685	$56,848	$48,323
Net (income) loss from TRS entities	(10,298)	(9,768)	968
Net income attributable to REIT operations	52,387	47,080	49,291
Book/tax differences	59,885	54,311	47,730
REIT taxable income	112,272	101,391	97,021
Less: Capital gains	—	(96)	—
REIT taxable income subject to 90% dividend requirement	$112,272	$101,295	$97,021
Total gross distributions to our stockholders exceeded 100% of REIT taxable income for the years ended December 31, 2024, 2023, and 2022.
The tax characterization of our distributions declared for the years ended December 31, 2024, 2023, and 2022 was as follows:

	2024	2023	2022
Common stock:
Ordinary dividends	77.4%	75.9%	77.4%
Non-dividend distributions	22.6%	24.0%	22.6%
Capital gain distributions(1)	—%	0.1%	—%
Total distributions per share of common stock	100.0%	100.0%	100.0%
(1)Pursuant to U.S. Treasury Regulation §1.1061-6(c) and §1061 of the IRC, the One Year Amounts and Three Year Amounts disclosures are both zero with respect to direct and indirect holders of “applicable partnership interests” for us and our subsidiary REIT, Phillips Edison Institutional REIT, LLC for all years presented.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-24

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
As of December 31, 2024, we had three letters of credit outstanding totaling approximately $21.1 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.
The following is a summary of the activity in the liability for unpaid losses, which is recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets, for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Beginning balances	$9,410	$9,607
Incurred (adjustments) related to:
Current year	5,504	3,369
Prior years	(1,176)	(195)
Total incurred	4,328	3,174
Paid related to:
Current year	199	136
Prior years	1,440	3,235
Total paid	1,639	3,371
Liabilities for unpaid losses as of December 31	$12,099	$9,410

12. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of the Board. Our charter does not provide for cumulative voting in the election of directors.
At-the-Market Offering (“ATM”)—In February 2022, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, allowing up to $250 million in offerings. During the year ended December 31, 2024, prior to the entry into the new program described below, we issued approximately 46,000 shares of our common stock at a gross weighted average price of $37.05 per share under this ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions. During the year ended December 31, 2023, we issued 4.2 million shares of our common stock at a gross weighted average price of $35.76 per share under this ATM program for net proceeds of $147.6 million, after approximately $1.5 million in commissions.
In February 2024, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three months and year ended December 31, 2024, we issued 1.9 million shares of our common stock at a gross weighted average price of $39.23 under this ATM program for net proceeds of $72.1 million, after approximately $0.7 million in commissions. As of December 31, 2024, approximately $177 million of common stock remained available for issuance under the current ATM program.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-25

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
Distributions—In 2024, we declared and paid monthly distributions of $0.0975 per common share and OP unit, or $1.17 annualized, for each month beginning January 2024 through August 2024. In September 2024, the Board authorized a 5.1% increase of our monthly distribution rate to $0.1025 per common share and OP unit. We declared and paid monthly distributions of $0.1025 per common share and OP unit, or $1.23 annualized, for each month beginning September 2024 through December 2024. Distributions paid to stockholders and OP unit holders of record subsequent to December 31, 2024 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
December	12/16/2024	1/3/2025	$0.1025	$14,113
January	1/15/2025	2/4/2025	0.1025	14,129
Convertible Noncontrolling Interests—As of December 31, 2024 and 2023, we had approximately 13.0 million and 13.8 million outstanding non-voting OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods. These are included in the outstanding unvested award totals disclosed in Note 13.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of December 31, 2024 and 2023 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
On January 18, 2022, we issued approximately 1.6 million OP units in full settlement of the earn-out liability (see Note 16).
The table below is a summary of our OP unit activity for the years ended December 31, 2024 and 2023 (dollars and shares in thousands):

	2024	2023
OP units converted into shares of common stock(1)	1,053	517
Distributions declared on OP units(2)	$16,867	$16,334
(1)OP units convert into shares of our common stock at a 1:1 ratio.
(2)Distributions declared on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
Share Repurchase Program—In August 2022, our Board approved a share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-26

Beginning in 2022, our Compensation Committee approved a change to our performance-based long-term incentive program such that the performance-based component of awards under the program will be based on a single metric, total shareholder return (“TSR”) relative to the FTSE Nareit Equity Shopping Center Index. Prior to 2022, our performance-based equity grants were based on two separate, equally-weighted performance metrics: (i) three-year average Same-Center NOI growth measured against a peer group of public retail REITs; and (ii) three-year Core Funds From Operations (“FFO”) per share growth measured against the same peer group. Same-Center NOI and Core FFO are both non-GAAP measures.
The fair value of the 2024, 2023, and 2022 performance-based awards on the date of grant was $5.4 million, $6.0 million, and $5.4 million, respectively, using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise. The following is a summary of the significant assumptions used to value the performance-based awards granted during the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Expected volatility	26.0%	38.0%	54.0%
Dividend yield	3.40%	3.20%	3.25%
Risk-free interest rate	4.35%	4.63%	1.52%
In addition to the single TSR performance metric, a Company absolute TSR modifier will be applied if our three-year absolute TSR percentage at the end of the performance period is negative (the “Absolute TSR Modifier”). Specifically, to the extent that any portion of the award above the target level is earned based on achievement of the relative TSR performance metric at the end of the performance period, but our absolute TSR percentage at the end of the performance period is negative, the portion of the award that is earned at the end of the performance period will be capped at the target amount. The remaining amount of the award that would have been earned based on achievement of the performance metric (the “Contingent Portion”) will become earned and vested if and when our absolute TSR performance is positive measured from the last day of the performance period through the last day of any calendar quarter within five years following the completion of the performance period (when compared to the share value at the beginning of the performance period). In the event that such share value target is not achieved as described above, the Contingent Portion will be forfeited.
Underwritten IPO Grants—In connection with our underwritten IPO in 2021, we issued a total of 0.5 million RSUs, inclusive of 0.3 million OP units, and restricted stock awards in the form of time-based stock compensation awards with expenses included within Other Expense, Net on our consolidated statements of operations. Included in the restricted stock awards were 24,000 RSUs granted to our independent directors. The shares have a grant price of $28.00 per share and, with the exception of one individual whose award was subject to accelerated vesting provisions, 50% of the shares vested after 18 months and the remaining 50% vested after 36 months.
Independent Director Stock Plan—The Board approves restricted stock awards pursuant to our 2020 Incentive Plan. The awards are granted to our independent directors as service-based awards. As of December 31, 2024 and 2023, there were approximately 24,000 and 27,000 outstanding unvested awards granted to independent directors, respectively, in connection with the 2020 Incentive Plan.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-27

Share-Based Compensation Award Activity—As of December 31, 2024, the fair value for certain of our equity awards was based on our Nasdaq closing stock price at the date of the grant and the fair value for our 2024, 2023, and 2022 performance-based awards was calculated using the Monte Carlo method, as described above. All share-based compensation awards, regardless of the form of payout upon vesting, are presented in the following table, which summarizes our stock-based award activity (number of units in thousands):

	Restricted Stock Awards(1)	Performance Stock Awards(1)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	837	974	$30.71
Granted	152	344	27.41
Vested	(164)	(181)	32.55
Forfeited	(55)	(1)	29.04
Nonvested at December 31, 2022	770	1,136	29.60
Granted	162	308	27.27
Vested	(393)	(129)	29.99
Forfeited	(10)	—	30.75
Nonvested at December 31, 2023	529	1,315	28.89
Granted	196	248	27.49
Vested	(327)	(104)	28.69
Forfeited	(18)	(711)	32.83
Nonvested at December 31, 2024	380	748	$25.87
(1)The maximum number of award units that could be issued under all outstanding grants was 1.1 million as of December 31, 2024. The number of award units expected to vest was 0.9 million as of December 31, 2024.
The expense for all stock-based awards during the years ended December 31, 2024, 2023, and 2022 was $10.3 million, $9.4 million, and $14.9 million, respectively. We had $11.8 million of unrecognized compensation costs related to these awards that we expect to recognize over a weighted average period of approximately two years. The fair value at the vesting date for stock-based awards that vested during the year ended December 31, 2024 was $18.0 million.
401(k) Plan—We sponsor a 401(k) plan that provides benefits for qualified employees. Our match of the employee contributions is discretionary and has a five-year vesting schedule. The cash contributions to the plan for the years ended December 31, 2024, 2023, and 2022 were approximately $1.1 million, $1.1 million, and $1.0 million, respectively. All employees who have attained the age of 21 are eligible to participate starting the first day of the month following their date of hire. Employees are vested immediately with respect to employee contributions.

14. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing Net Income Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share amounts):

	2024	2023	2022
Numerator:
Net income attributable to stockholders - basic	$62,685	$56,848	$48,323
Net income attributable to convertible OP units(1)	7,011	6,914	6,206
Net income - diluted	$69,696	$63,762	$54,529
Denominator:
Weighted-average shares - basic(2)	122,722	118,278	115,403
OP units(1)	13,582	14,096	14,355
Dilutive restricted stock awards	517	596	574
Adjusted weighted-average shares - diluted	136,821	132,970	130,332
Earnings per common share:
Basic and diluted income per share	$0.51	$0.48	$0.42
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-28

all years presented. OP units are allocated income on a consistent basis with the common stockholder and therefore have no dilutive impact to earnings per share of common stock.
(2)Includes 4.4 million weighted-average shares of Class B common stock and 111.0 million weighted-average shares of common stock during the year ended December 31, 2022.

15. RELATED PARTY TRANSACTIONS
Revenue—We have entered into agreements with the Managed Funds related to certain advisory, management, and administrative services we provide to their real estate assets in exchange for fees and reimbursement of certain expenses. Summarized below are amounts included in Fees and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds and other revenues that are not in the scope of ASC 606 but are included in this table for the purpose of disclosing all related party revenues during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Recurring fees(1)	$4,091	$3,894	$3,962
Realized performance income(2)	—	75	2,742
Transactional revenue and reimbursements(3)	2,809	2,249	1,605
Insurance premiums(4)	3,831	3,428	3,232
Total fees and management income	$10,731	$9,646	$11,541
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
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers and board members, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of December 31, 2024, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $117.9 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete Section 1031 Exchanges (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters—As of December 31, 2024, we were the limited guarantor of a $174.0 million mortgage loan secured by GRP I properties. Our guaranty for the GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with GRP I in which any potential liability under such guaranty will be apportioned between us and GRP I based on our respective ownership percentage in the joint venture. We had no liability recorded on our consolidated balance sheets for the guaranty as of December 31, 2024 and 2023.
As of December 31, 2024, we were also the limited guarantor of a $23.2 million mortgage loan secured by the NRV property. Our guaranty for the NRV debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with NRV in which any potential liability under such guaranty will be apportioned between us and NRV based on our respective ownership percentage in the joint venture. We had no liability recorded on our consolidated balance sheets for the guaranty as of December 31, 2024.
In December 2022, we contributed certain assets to a third-party company in exchange for a warrant representing a 15% equity interest in the company, subject to certain conditions. This non-cash investment had a fair market value of $6.8 million, was accounted for as an equity method investment, and was recorded in Other Assets, Net. In connection with the transaction, we entered into a services contract for the use of these assets with the third-party company for a term of five years, with a required minimum annual payment by us of $1.2 million. For the years ended December 31, 2024 and 2023, we paid service fees of $1.8 million and $1.9 million, respectively, and recorded equity loss of $0.2 million and equity income of $0.1 million, respectively.
During 2021, we made a cash investment of $3.0 million into a third-party company in exchange for preferred shares of their stock. As part of the investment agreement, the third-party company entered into leases at two of our properties. During 2023, we determined that the investment in the third-party company was fully impaired due to the value of the investment being significantly reduced, which is not deemed to be temporary, indicated by the company’s inability to pay rent. As a result, we recorded impairment expense of $3.0 million in Other Expense, Net on our consolidated statement of operations for the year ended December 31, 2023 and reserved tenant receivables of $0.2 million as of December 31, 2023 as the company was considered to be non-creditworthy. During the year ended December 31, 2024, the reserved tenant receivables were written off.
PECO Air L.L.C. (“PECO Air”), an entity in which Mr. Edison, our Chairman and Chief Executive Officer, owns a 50% interest, owns an airplane that we use for business purposes in the course of our operations. We paid approximately $0.9 million, $0.9

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-29

million, and $0.9 million to PECO Air for use of its airplane per the terms of our contractual agreements for the years ended December 31, 2024, 2023, and 2022, respectively.

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
The following is a summary of borrowings as of December 31, 2024 and 2023 (in thousands):

	2024		2023
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$40,000	$40,088	$181,000	$181,714
Term loans	580,928	587,341	956,132	970,238
Senior unsecured notes due 2031	344,417	292,810	343,698	284,865
Senior unsecured notes due 2034	341,919	350,735	—	—
Senior unsecured notes due 2035	341,453	329,280	—	—
Secured portfolio loan facilities	393,056	359,194	392,575	351,339
Mortgages(2)	67,770	66,883	95,867	94,966
Total	$2,109,543	$2,026,331	$1,969,272	$1,883,122
(1)As of December 31, 2024 and 2023, respectively, recorded principal balances include: (i) net deferred financing fees of $5.7 million and $10.3 million; (ii) assumed market debt adjustments of $0.1 million and $0.9 million; and (iii) notes payable discounts of $22.2 million and $6.3 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	2024			2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities(1)	$7,420	$—	$—	$8,566	$—	$—
Derivative assets(1)(2)	—	4,510	—	—	12,669	—
(1)We record marketable securities and derivative assets in Other Assets, Net on our consolidated balance sheets.
(2)The fair values of the derivative assets exclude associated accrued interest receivable of $0.5 million and $1.7 million as of December 31, 2024 and 2023, respectively.
Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.
Derivative Instruments—As of December 31, 2024 and 2023, we had interest rate swaps that fixed SOFR on portions of our unsecured term loan facilities.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-30

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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2024 and 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Earn-out—As part of our acquisition of Phillips Edison Limited Partnership (“PELP”) in 2017, an earn-out structure was established which gave PELP the opportunity to earn additional OP units based upon the potential achievement of certain performance targets subsequent to the acquisition. On January 11, 2022, we finalized the fair value of the earn-out liability based on our share price and issued approximately 1.6 million OP units in full settlement of the liability with a value of $54.2 million. Changes in the fair value of the earn-out liability were recorded to Other Expense, Net in the consolidated statements of operations. We recorded no expense during the years ended December 31, 2024 and 2023. We recorded expense of $1.8 million for the year ended December 31, 2022.
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
We recorded the following expense upon impairment of real estate assets for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Impairment of real estate assets	$—	$—	$322

17. REPORTABLE SEGMENTS
Our principal business is the ownership and operation of community and neighborhood shopping centers. We conduct our operations solely in the United States, and we do not distinguish our principal business, or group our operations, by geography or size for the purpose of measuring performance. We concluded that we have only one operating and reportable segment, Real Estate Properties. Our conclusion was determined on the basis of the way in which our chief operating decision maker (“CODM”) regularly reviews internally reported financial information to analyze financial performance, make decisions, and allocate resources at the consolidated level.
Our Real Estate Properties segment derives a majority of its revenue from the lease contracts it enters into as a lessor, which are all in the form of operating leases. Further, our lease contracts typically provide for reimbursements from tenants for common area maintenance, insurance, and real estate tax expense. No single tenant comprised 10% or more of our aggregate ABR for the years ended December 31, 2024, 2023, and 2022. For a detailed discussion of the accounting policies related to our lease revenue, see Note 2.
Our CODM is Mr. Edison, our Chairman and Chief Executive Officer. Our CODM assesses performance, makes decisions, and allocates operating and capital resources of the Real Estate Properties segment by utilizing net income (loss) on a consolidated basis. Our CODM evaluates net income (loss) by monitoring budget versus actual as well as variance analysis to prior periods to analyze the performance of the segment. Information about the net income (loss) of the Real Estate Properties segment that is regularly reviewed by our CODM, including revenue and significant expenses, was as follows for the years ended December 31, 2024, 2023, and 2022 (in thousands):

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-31

	2024	2023	2022
Revenues:
Rental income	$647,589	$597,501	$560,538
Fees and management income	10,731	9,646	11,541
Other property income	3,072	2,977	3,293
Total revenues	661,392	610,124	575,372
Operating Expenses:
Property operating(1)	112,633	102,303	95,359
Real estate taxes	77,684	72,816	67,864
Employee-related expenses	28,013	26,870	27,170
Other general and administrative expenses(2)	17,598	17,496	18,065
Depreciation and amortization	253,016	236,443	236,224
Impairment of real estate assets	—	—	322
Total operating expenses	488,944	455,928	445,004
Other:
Interest expense, net(3)	(96,990)	(84,232)	(71,196)
(Loss) gain on disposal of property, net	(30)	1,110	7,517
Other expense, net	(5,732)	(7,312)	(12,160)
Net income	$69,696	$63,762	$54,529
Net income attributable to noncontrolling interests	(7,011)	(6,914)	(6,206)
Net income attributable to stockholders	$62,685	$56,848	$48,323
(1)Property operating is primarily made up of common area maintenance, compensation, insurance, and other costs related to the leasing of our real estate properties. Our CODM is not provided with further disaggregation and uses total property operating expenses to manage the business.
(2)Other general and administrative expenses is primarily made up of professional fees, technology and communication expense, and insurance, taxes, and board costs.
(3)Interest income is not a significant component of Interest Expense, Net.
The measure of segment assets regularly reviewed by our CODM is reported on the consolidated balance sheets as Total Assets.

18. SUBSEQUENT EVENTS
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-32

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Snow View Plaza	Parma, OH	$—	$4,104	$6,432	$1,470	$4,509	$7,497	$12,006	$4,849	1981	12/15/2010
Lakeside Plaza	Salem, VA	—	3,344	5,247	2,502	3,661	7,432	11,093	3,833	1988	11/23/2011
St. Charles Plaza	Davenport, FL	—	4,090	4,399	870	4,440	4,919	9,359	3,859	2007	11/23/2011
Burwood Village Center	Glen Burnie, MD	—	5,448	10,167	811	5,814	10,612	16,426	6,810	1971	11/23/2011
Centerpoint	Easley, SC	—	2,750	4,361	1,656	3,465	5,302	8,767	3,392	2002	11/23/2011
Southampton Village	Tyrone, GA	—	3,046	5,788	1,869	3,438	7,265	10,703	3,807	2003	11/23/2011
Cureton Town Center	Waxhaw, NC	—	6,569	6,197	2,648	5,961	9,453	15,414	6,067	2006/2018	12/29/2011
Tramway Crossing	Sanford, NC	—	2,016	3,071	1,344	2,870	3,561	6,431	2,752	1996	2/23/2012
Village At Glynn Place	Brunswick, GA	—	5,812	7,368	2,312	6,078	9,414	15,492	5,638	1992/2009	4/27/2012
Meadowthorpe Manor Shoppes	Lexington, KY	—	4,093	4,185	2,330	4,648	5,960	10,608	3,228	1989/2022	5/9/2012
Brentwood Commons	Bensenville, IL	—	6,105	8,024	2,582	6,395	10,316	16,711	5,805	1981/2015	7/5/2012
Sidney Towne Center	Sidney, OH	—	1,429	3,802	1,773	2,215	4,789	7,004	3,624	1981/2007	8/2/2012
Broadway Plaza	Tucson, AZ	—	4,979	7,169	3,453	6,193	9,408	15,601	5,705	1982/2003	8/13/2012
Baker Hill	Glen Ellyn, IL	—	7,068	13,738	10,225	7,753	23,278	31,031	13,050	1998/2018	9/6/2012
New Prague Commons	New Prague, MN	—	3,248	6,604	3,200	3,474	9,578	13,052	5,971	2008/2019	10/12/2012
Heron Creek Towne Center	North Port, FL	—	4,062	4,082	1,138	4,415	4,867	9,282	2,967	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster, CA	11,740	6,689	13,529	1,401	7,351	14,268	21,619	7,463	1991/2012	12/27/2012
Village One Plaza	Modesto, CA	17,700	5,166	18,752	1,033	5,533	19,418	24,951	9,562	2007	12/28/2012
Hilfiker Shopping Center	Salem, OR	—	2,879	4,750	943	3,004	5,568	8,572	2,527	1984/2011	12/28/2012
Butler Creek	Acworth, GA	—	3,925	6,129	3,770	4,457	9,367	13,824	4,684	1989/2021	1/15/2013
Fairview Oaks	Ellenwood, GA	6,430	3,563	5,266	1,403	3,940	6,292	10,232	3,616	1996	1/15/2013
Grassland Crossing	Alpharetta, GA	—	3,680	5,791	1,853	3,990	7,334	11,324	3,823	1996	1/15/2013
Hamilton Ridge	Buford, GA	—	4,772	7,168	3,279	5,143	10,076	15,219	4,730	2002	1/15/2013
Mableton Crossing	Mableton, GA	—	4,426	6,413	1,641	4,808	7,672	12,480	4,353	1997	1/15/2013
Shops at Westridge	McDonough, GA	—	3,962	3,901	2,119	4,148	5,834	9,982	3,118	2006/2020	1/15/2013
Fairlawn Town Centre	Fairlawn, OH	20,000	10,398	29,005	7,353	11,807	34,949	46,756	17,988	1962/2012	1/30/2013
Macland Pointe	Marietta, GA	—	3,493	5,364	1,662	4,126	6,393	10,519	4,063	1992	2/13/2013
Kleinwood Center	Spring, TX	—	11,478	18,954	1,299	11,794	19,937	31,731	11,135	2003	3/21/2013
Murray Landing	Columbia, SC	6,750	2,719	6,856	5,380	3,824	11,131	14,955	4,486	2003/2016	3/21/2013
Vineyard Shopping Center	Tallahassee, FL	—	2,761	4,221	775	3,149	4,608	7,757	2,848	2002	3/21/2013
Lutz Lake Crossing	Lutz, FL	—	2,636	6,600	1,149	3,052	7,333	10,385	3,638	2002	4/4/2013
Publix at Seven Hills	Spring Hill, FL	—	2,171	5,642	2,084	2,493	7,404	9,897	3,379	1991/2006	4/4/2013
Hartville Centre	Hartville, OH	—	2,069	3,691	1,992	2,500	5,252	7,752	3,057	1988/2008	4/23/2013
Sunset Shopping Center	Corvallis, OR	15,410	7,933	14,939	3,343	8,246	17,969	26,215	8,353	1998/2023	5/31/2013
Savage Town Square	Savage, MN	9,000	4,106	9,409	617	4,474	9,658	14,132	5,346	2003	6/19/2013
Glenwood Crossings	Kenosha, WI	—	1,872	9,914	1,349	2,452	10,683	13,135	5,224	1992/2018	6/27/2013

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-33

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Shiloh Square Shopping Center	Kennesaw, GA	—	4,685	8,729	2,491	4,878	11,027	15,905	5,281	1996/2003	6/27/2013
Pavilions at San Mateo	Albuquerque, NM	—	6,470	18,726	3,034	7,024	21,206	28,230	10,193	1997/2012	6/27/2013
Boronda Plaza	Salinas, CA	14,750	9,027	11,870	805	9,384	12,318	21,702	6,289	2003/2021	7/3/2013
Westwoods Shopping Center	Arvada, CO	—	3,706	11,115	1,403	4,622	11,602	16,224	6,063	2003/2011	8/8/2013
Paradise Crossing	Lithia Springs, GA	—	2,204	6,064	1,096	2,540	6,824	9,364	3,492	2000	8/13/2013
Contra Loma Plaza	Antioch, CA	—	3,018	3,926	2,165	3,772	5,337	9,109	2,542	1989/2022	8/19/2013
South Oaks Plaza	St. Louis, MO	—	1,938	6,634	2,712	2,204	9,080	11,284	3,959	1969/2021	8/21/2013
Yorktown Centre	Millcreek Township, PA	—	3,736	15,396	3,389	4,831	17,690	22,521	9,569	1989/2020	8/30/2013
Dyer Town Center	Dyer, IN	—	6,017	10,214	952	6,547	10,636	17,183	5,840	2004/2005	9/4/2013
East Burnside Plaza	Portland, OR	—	2,484	5,422	186	2,601	5,491	8,092	2,265	1955/1999	9/12/2013
Red Maple Village	Tracy, CA	20,584	9,250	19,466	1,085	9,672	20,129	29,801	8,677	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor, FL	6,360	2,334	7,918	1,014	2,557	8,709	11,266	4,307	2010	9/25/2013
CitiCentre Plaza	Carroll, IA	—	770	2,530	804	1,094	3,010	4,104	1,489	1991/2018	10/2/2013
Duck Creek Plaza	Bettendorf, IA	—	4,612	13,007	3,934	5,239	16,314	21,553	6,697	2005/2022	10/8/2013
Cahill Plaza	Inver Grove Heights, MN	—	2,587	5,114	996	3,042	5,655	8,697	3,075	1995/2020	10/9/2013
College Plaza	Normal, IL	—	4,460	17,772	6,084	5,172	23,144	28,316	9,176	1983/2018	10/22/2013
Courthouse Marketplace	Virginia Beach, VA	11,650	6,130	8,061	1,974	6,515	9,650	16,165	4,816	2005	10/25/2013
Hastings Marketplace	Hastings, MN	—	3,980	10,045	1,420	4,658	10,787	15,445	5,494	2002	11/6/2013
Coquina Plaza	Southwest Ranches, FL	—	9,458	11,770	1,848	9,811	13,265	23,076	5,918	1998	11/7/2013
Shoppes of Paradise Lakes	Miami, FL	—	5,811	6,020	1,303	6,175	6,959	13,134	3,414	1999	11/7/2013
Collington Plaza	Bowie, MD	—	12,207	15,142	2,628	12,581	17,396	29,977	7,916	1996	11/21/2013
Golden Town Center	Golden, CO	14,711	7,065	10,166	2,285	7,801	11,715	19,516	6,193	1993/2003	11/22/2013
Northstar Marketplace	Ramsey, MN	—	2,810	9,204	4,219	3,036	13,197	16,233	5,047	2004/2023	11/27/2013
Bear Creek Plaza	Petoskey, MI	—	5,677	17,611	2,981	5,894	20,375	26,269	9,616	1998/2018	12/18/2013
East Side Square	Springfield, OH	—	394	963	217	422	1,152	1,574	602	2007	12/18/2013
Flag City Station	Findlay, OH	—	4,685	9,630	3,700	4,993	13,022	18,015	5,821	1992/2020	12/18/2013
Town & Country Shopping Center	Noblesville, IN	13,480	7,361	16,269	509	7,456	16,683	24,139	8,421	1998/2023	12/18/2013
Sulphur Grove	Huber Heights, OH	—	553	2,142	799	611	2,883	3,494	1,308	2004	12/18/2013
Southgate Shopping Center	Des Moines, IA	—	2,434	8,358	1,732	3,031	9,493	12,524	4,971	1972/2014	12/20/2013
Sterling Pointe Center	Lincoln, CA	24,073	7,039	20,822	2,277	7,742	22,396	30,138	9,692	2004/2017	12/20/2013
Arcadia Plaza	Phoenix, AZ	—	5,774	6,904	3,274	6,118	9,834	15,952	4,841	1980/2018	12/30/2013
Stop & Shop Plaza	Enfield, CT	—	8,892	15,028	1,483	9,416	15,987	25,403	8,106	1988/1998	12/30/2013

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-34

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Fairacres Shopping Center	Oshkosh, WI	—	3,543	5,189	1,438	4,057	6,113	10,170	3,460	1992/2016	1/21/2014
Savoy Plaza	Savoy, IL	—	4,304	10,895	1,068	4,909	11,358	16,267	6,240	1999/2015	1/31/2014
The Shops of Uptown	Park Ridge, IL	—	7,744	16,884	2,391	8,210	18,809	27,019	7,579	2006	2/25/2014
Chapel Hill North Center	Chapel Hill, NC	5,448	5,043	10,189	2,340	5,462	12,110	17,572	6,149	1998	2/28/2014
Coppell Market Center	Coppell, TX	—	4,870	12,236	685	5,170	12,621	17,791	$5,887	2008	3/5/2014
Winchester Gateway	Winchester, VA	—	9,342	23,468	2,824	9,686	25,948	35,634	11,912	2006	3/5/2014
Stonewall Plaza	Winchester, VA	—	7,929	16,642	1,304	8,183	17,692	25,875	8,422	2007	3/5/2014
Town Fair Center	Louisville, KY	—	8,108	14,411	6,206	9,075	19,650	28,725	9,832	1988/2019	3/12/2014
Villages at Eagles Landing	Stockbridge, GA	—	2,824	5,515	1,415	3,365	6,389	9,754	3,734	1995	3/13/2014
Champions Gate Village	Davenport, FL	—	1,814	6,060	1,219	2,081	7,012	9,093	3,301	2001	3/14/2014
Towne Centre at Wesley Chapel	Wesley Chapel, FL	—	2,466	5,553	1,254	2,964	6,309	9,273	2,862	2000	3/14/2014
Statler Square	Staunton, VA	—	4,108	9,072	1,320	4,701	9,799	14,500	5,007	1989/1997	3/21/2014
Burbank Plaza	Burbank, IL	—	2,972	4,546	4,053	3,793	7,778	11,571	4,084	1972/2018	3/25/2014
Hamilton Village	Chattanooga, TN	—	12,682	19,103	6,216	13,552	24,449	38,001	12,291	1989/2021	4/3/2014
Waynesboro Plaza	Waynesboro, VA	—	5,597	8,334	357	5,839	8,449	14,288	4,698	2005	4/30/2014
Southwest Marketplace	Las Vegas, NV	—	16,019	11,270	5,784	16,338	16,735	33,073	7,389	2008/2017	5/5/2014
Hampton Village	Taylors, SC	—	5,456	7,254	4,611	6,139	11,182	17,321	6,206	1959/2019	5/21/2014
Central Station	Louisville, KY	12,095	6,143	6,932	3,383	6,795	9,663	16,458	4,776	2005/2018	5/23/2014
Kirkwood Market Place	Houston, TX	—	5,786	9,697	2,056	6,072	11,467	17,539	5,149	1979/2012	5/23/2014
Fairview Plaza	New Cumberland, PA	—	2,786	8,500	1,075	3,212	9,149	12,361	3,731	1992/1999	5/27/2014
Broadway Promenade	Sarasota, FL	—	3,831	6,795	1,356	4,251	7,731	11,982	3,206	2007	5/28/2014
Townfair Center	Indiana, PA	—	7,007	13,233	1,529	7,418	14,351	21,769	7,738	1995/2016	5/29/2014
Heath Brook Commons	Ocala, FL	6,930	3,470	8,352	1,263	3,759	9,326	13,085	4,228	2002	5/30/2014
The Orchards	Yakima, WA	—	5,425	8,743	743	5,827	9,084	14,911	4,541	2002	6/3/2014
Shaw's Plaza Hanover	Hanover, MA	—	2,826	5,314	10	2,826	5,324	8,150	2,401	1994/2000	6/23/2014
Shaw's Plaza Easton	Easton, MA	—	5,433	7,173	1,507	5,903	8,210	14,113	3,834	1984/2004	6/23/2014
Lynnwood Place	Jackson, TN	—	3,341	4,826	1,272	3,814	5,625	9,439	3,017	1986/2013	7/28/2014
Thompson Valley Towne Center	Loveland, CO	—	5,758	17,387	3,346	6,476	20,015	26,491	8,722	1999	8/1/2014
Lumina Commons	Wilmington, NC	5,304	2,008	11,249	1,692	2,136	12,813	14,949	5,002	1974/2007	8/4/2014
Driftwood Village	Ontario, CA	—	6,811	12,993	2,274	7,826	14,252	22,078	6,240	1985	8/7/2014
French Golden Gate	Bartow, FL	—	2,599	12,877	2,633	2,923	15,186	18,109	5,917	1960/2011	8/28/2014
Orchard Square	Washington Township, MI	—	1,361	11,550	1,376	1,658	12,629	14,287	5,256	1999/2011	9/8/2014
Trader Joe's Center	Dublin, OH	6,745	2,338	7,922	3,861	2,969	11,152	14,121	4,822	1986	9/11/2014
Palmetto Pavilion	North Charleston, SC	—	2,509	8,526	1,510	3,601	8,944	12,545	3,947	2003	9/11/2014

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-35

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Five Town Plaza	Springfield, MA	—	8,912	19,635	7,902	10,570	25,879	36,449	13,799	1970/2019	9/24/2014
Fairfield Crossing	Beavercreek, OH	—	3,572	10,026	305	3,759	10,144	13,903	4,711	1994	10/24/2014
Beavercreek Towne Center	Beavercreek, OH	—	14,055	30,799	5,180	15,785	34,249	50,034	17,102	1994/2019	10/24/2014
Grayson Village	Loganville, GA	—	3,952	5,620	2,583	4,290	7,865	12,155	4,444	2002/2019	10/24/2014
The Fresh Market Commons	Pawleys Island, SC	—	2,442	4,941	266	2,573	5,076	7,649	2,524	2011/2014	10/28/2014
Claremont Village	Everett, WA	—	5,635	10,544	1,998	6,375	11,802	18,177	5,349	1994/2012	11/6/2014
Cherry Hill Marketplace	Westland, MI	—	4,641	10,137	3,080	5,343	12,515	17,858	6,842	1992/2017	12/17/2014
Nor'Wood Shopping Center	Colorado Springs, CO	—	5,250	6,684	2,645	5,614	8,965	14,579	4,285	2003/2007	1/8/2015
Sunburst Plaza	Glendale, AZ	—	3,435	6,041	2,968	4,388	8,056	12,444	4,123	1970/2022	2/11/2015
Rivermont Station	Johns Creek, GA	—	6,876	8,916	5,210	7,276	13,726	21,002	7,124	1996/2022	2/27/2015
Breakfast Point Marketplace	Panama City Beach, FL	—	5,578	12,052	984	6,095	12,519	18,614	5,989	2009/2010	3/13/2015
Falcon Valley	Lenexa, KS	—	3,131	6,873	447	3,524	6,927	10,451	3,671	2008/2009	3/13/2015
Kohl's Onalaska	Onalaska, WI	—	2,670	5,648	300	2,670	5,948	8,618	3,033	1992/2021	3/13/2015
Coronado Center	Santa Fe, NM	11,560	4,396	16,460	5,458	4,923	21,391	26,314	8,232	1964/2019	5/1/2015
West Creek Plaza	Coconut Creek, FL	—	3,459	6,131	947	3,686	6,851	10,537	2,810	2006/2013	7/10/2015
Northwoods Crossing	Taunton, MA	—	10,092	14,437	423	10,201	14,751	24,952	9,843	2003/2022	5/24/2016
Murphy Marketplace	Murphy, TX	—	28,652	33,122	5,526	29,467	37,833	67,300	13,955	2008/2021	6/24/2016
Harbour Village	Jacksonville, FL	—	5,630	16,727	4,212	6,176	20,393	26,569	7,565	2006/2021	9/22/2016
Oak Mill Plaza	Niles, IL	—	6,843	13,692	7,309	7,654	20,190	27,844	8,608	1977/2023	10/3/2016
Southern Palms	Tempe, AZ	21,240	10,025	24,346	4,994	10,511	28,854	39,365	12,551	1982/2018	10/26/2016
Golden Eagle Village	Clermont, FL	—	3,746	7,735	981	3,981	8,481	12,462	3,528	2011	10/27/2016
Atwater Marketplace(4)	Atwater, CA	—	6,116	7,597	(11,465)	417	1,831	2,248	216	2023	2/10/2017
Rocky Ridge Town Center	Roseville, CA	18,519	5,449	29,207	1,103	5,694	30,065	35,759	9,239	1996/2015	4/18/2017
Greentree Centre	Racine, WI	—	2,955	8,718	565	3,119	9,119	12,238	3,461	1989/2018	5/5/2017
Sierra Del Oro Towne Centre	Corona, CA	—	9,011	17,989	2,522	9,488	20,034	29,522	7,194	1991/2017	6/20/2017
Birdneck Shopping Center	Virginia Beach, VA	—	1,900	3,253	1,065	2,091	4,127	6,218	2,132	1987/2017	10/4/2017
Crossroads Plaza	Asheboro, NC	—	1,722	2,720	914	2,316	3,040	5,356	1,764	1984/2016	10/4/2017
Dunlop Village	Colonial Heights, VA	—	2,420	4,892	2,480	2,834	6,958	9,792	2,620	1987/2012	10/4/2017
Edgecombe Square	Tarboro, NC	—	1,412	2,258	594	1,554	2,710	4,264	2,008	1990/2013	10/4/2017
Forest Park Square	Cincinnati, OH	—	4,007	5,877	1,317	4,506	6,695	11,201	3,505	1988/2018	10/4/2017
Goshen Station	Goshen, OH	3,605	1,555	4,621	181	1,800	4,557	6,357	2,799	1973/2003	10/4/2017
The Village Shopping Center	Mooresville, IN	—	2,059	8,325	935	2,426	8,893	11,319	3,505	1965/2019	10/4/2017
Hickory Plaza	Nashville, TN	—	2,927	5,099	2,461	3,008	7,479	10,487	2,564	1974/2020	10/4/2017

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-36

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Highland Fair	Gresham, OR	—	3,263	7,979	703	3,486	8,459	11,945	2,850	1984/2013	10/4/2017
Mayfair Village	Hurst, TX	16,398	15,343	16,522	4,064	15,940	19,989	35,929	8,227	1981/2022	10/4/2017
LaPlata Plaza	La Plata, MD	17,860	8,434	22,855	2,422	8,749	24,962	33,711	8,154	2003/2019	10/4/2017
Lafayette Square	Lafayette, IN	—	5,387	5,636	1,520	5,482	7,061	12,543	5,596	1963/2022	10/4/2017
Commerce Square	Brownwood, TX	—	6,027	8,341	989	6,220	9,137	15,357	2,677	1969/2022	10/4/2017
Monfort Heights	Cincinnati, OH	4,216	2,357	3,545	9	2,357	3,554	5,911	1,703	1987/2015	10/4/2017
Mountain Park Plaza	Roswell, GA	—	6,118	6,652	1,104	6,230	7,644	13,874	2,860	1988/2003	10/4/2017
Nordan Shopping Center	Danville, VA	—	1,911	6,751	1,102	2,149	7,615	9,764	3,114	1961/2015	10/4/2017
Northside Plaza	Clinton, NC	—	1,406	5,471	536	1,588	5,825	7,413	2,619	1982/2015	10/4/2017
Park Place Plaza	Port Orange, FL	—	2,347	8,458	(2,070)	1,961	6,774	8,735	2,064	1984/2012	10/4/2017
Parsons Village	Seffner, FL	—	3,465	10,864	(3,894)	2,514	7,921	10,435	2,528	1983/1994	10/4/2017
Hillside - West	Hillside, UT	—	691	1,739	3,870	4,561	1,739	6,300	985	2006	10/4/2017
South Oaks Shopping Center	Live Oak, FL	—	1,742	5,119	2,023	1,942	6,942	8,884	3,267	1976/2022	10/4/2017
Summerville Galleria	Summerville, SC	—	4,104	8,668	2,015	4,659	10,128	14,787	3,877	1989/2014	10/4/2017
The Oaks	Hudson, FL	—	3,876	6,668	12,852	4,786	18,610	23,396	4,660	1981/2022	10/4/2017
Riverplace Centre	Noblesville, IN	5,175	3,890	4,044	1,031	4,008	4,957	8,965	2,869	1992/2020	10/4/2017
Towne Crossing Shopping Center	Mesquite, TX	—	5,358	15,584	4,117	6,763	18,296	25,059	6,649	1984/2016	10/4/2017
Village at Waterford	Midlothian, VA	—	2,702	5,194	1,179	3,216	5,859	9,075	2,418	1991/2016	10/4/2017
Windsor Center	Dallas, NC	—	2,488	5,186	892	2,643	5,923	8,566	2,809	1974/2015	10/4/2017
12 West Marketplace	Litchfield, MN	—	835	3,538	213	1,007	3,579	4,586	2,143	1989/2010	10/4/2017
Willowbrook Commons	Nashville, TN	—	5,384	6,002	984	5,812	6,558	12,370	2,831	2005	10/4/2017
Edgewood Towne Center	Edgewood, PA	—	10,029	22,535	3,892	11,229	25,227	36,456	10,934	1990/2021	10/4/2017
Everson Pointe	Snellville, GA	7,734	4,222	8,421	686	4,392	8,937	13,329	3,465	1999	10/4/2017
Village Square of Delafield	Delafield, WI	8,257	6,206	6,869	688	6,557	7,206	13,763	3,413	2007/2017	10/4/2017
Shoppes of Lake Village	Leesburg, FL	—	7,193	3,795	7,413	7,581	10,820	18,401	4,359	1987/2021	2/26/2018
Sierra Vista Plaza	Murrieta, CA	—	9,824	11,669	2,927	10,511	13,909	24,420	4,459	1991/2021	9/28/2018
Wheat Ridge Marketplace	Wheat Ridge, CO	—	7,926	8,393	1,766	8,510	9,575	18,085	3,584	1996/2019	10/3/2018
Atlantic Plaza	North Reading, MA	—	12,341	12,699	2,306	12,665	14,681	27,346	5,687	1959/2014	11/9/2018
Staunton Plaza	Staunton, VA	—	4,818	14,380	119	4,891	14,426	19,317	3,884	2006	11/16/2018
Bethany Village	Alpharetta, GA	—	6,138	8,355	903	6,258	9,138	15,396	2,865	2001	11/16/2018
Northpark Village	Lubbock, TX	—	3,087	6,047	393	3,248	6,279	9,527	1,839	1990	11/16/2018
Kings Crossing	Sun City Center, FL	10,467	5,654	11,225	632	5,888	11,623	17,511	3,404	2000/2018	11/16/2018
Lake Washington Crossing	Melbourne, FL	—	4,222	13,553	3,349	4,390	16,734	21,124	4,162	1987/2023	11/16/2018
Kipling Marketplace	Littleton, CO	—	4,020	10,405	652	4,230	10,847	15,077	3,771	1983/2009	11/16/2018
MetroWest Village	Orlando, FL	—	6,841	15,333	(254)	7,160	14,760	21,920	3,183	1990	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-37

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Spring Cypress Village	Houston, TX	—	9,579	14,567	1,407	9,798	15,755	25,553	4,751	1982/2012	11/16/2018
Commonwealth Square	Folsom, CA	—	9,955	12,586	1,647	10,248	13,940	24,188	5,724	1987	11/16/2018
Point Loomis	Milwaukee, WI	—	4,171	4,901	2,195	4,171	7,096	11,267	3,294	1965/2022	11/16/2018
Shasta Crossroads	Redding, CA	—	9,598	18,643	(1,832)	8,482	17,927	26,409	4,308	1989/2016	11/16/2018
Milan Plaza	Milan, MI	—	925	1,974	357	1,094	2,162	3,256	1,604	1960/2018	11/16/2018
Hilander Village	Roscoe, IL	—	2,571	7,461	2,387	2,695	9,724	12,419	3,927	1994/2022	11/16/2018
Laguna 99 Plaza	Elk Grove, CA	—	5,422	16,952	470	5,444	17,400	22,844	4,719	1992/2015	11/16/2018
Southfield Center	St. Louis, MO	—	5,612	13,643	2,150	6,595	14,810	21,405	4,882	1987/2021	11/16/2018
Waterford Park Plaza	Plymouth, MN	—	4,935	19,543	816	5,232	20,062	25,294	5,914	1989/2023	11/16/2018
Colonial Promenade	Winter Haven, FL	—	12,403	22,097	630	12,471	22,659	35,130	8,051	1986/2008	11/16/2018
Willimantic Plaza	Willimantic, CT	—	3,596	8,859	8,285	3,785	16,955	20,740	4,173	1968/2024	11/16/2018
Quivira Crossings	Overland Park, KS	—	6,413	10,729	3,029	8,288	11,883	20,171	4,699	1996/2015	11/16/2018
Spivey Junction	Stockbridge, GA	—	4,083	10,414	305	4,209	10,593	14,802	3,244	1998	11/16/2018
Plaza Farmington	Farmington, NM	—	6,322	9,619	597	6,820	9,718	16,538	3,414	2004	11/16/2018
Harvest Plaza	Akron, OH	—	2,693	6,083	352	2,935	6,193	9,128	2,131	1974/2015	11/16/2018
Oakhurst Plaza	Seminole, FL	—	2,782	4,506	657	2,964	4,981	7,945	1,857	1974/2001	11/16/2018
Old Alabama Square	Johns Creek, GA	—	10,782	17,359	1,994	10,885	19,250	30,135	5,373	2000	11/16/2018
North Point Landing	Modesto, CA	20,061	8,040	28,422	1,435	8,235	29,662	37,897	7,819	1964/2008	11/16/2018
Glenwood Crossing	Cincinnati, OH	—	4,581	3,922	237	4,631	4,109	8,740	2,139	1999/2015	11/16/2018
Rosewick Crossing	La Plata, MD	—	8,252	23,507	1,034	8,366	24,427	32,793	6,899	2008	11/16/2018
Vineyard Center	Templeton, CA	4,832	1,753	6,406	230	1,804	6,585	8,389	1,757	2007	11/16/2018
Ocean Breeze Plaza	Ocean Breeze, FL	—	6,416	9,986	1,255	6,550	11,107	17,657	3,583	1993/2010	11/16/2018
Central Valley Marketplace	Ceres, CA	15,526	6,163	17,535	83	6,180	17,601	23,781	4,799	2005	11/16/2018
51st & Olive Square	Glendale, AZ	—	2,236	9,038	509	2,598	9,185	11,783	2,932	1975/2007	11/16/2018
West Acres Shopping Center	Fresno, CA	—	4,866	5,627	623	5,091	6,025	11,116	3,060	1990/2015	11/16/2018
Meadows on the Parkway	Boulder, CO	—	23,954	32,744	2,706	24,556	34,848	59,404	9,479	1989	11/16/2018
Wyandotte Plaza	Kansas City, KS	—	5,204	17,566	1,027	5,374	18,423	23,797	5,353	1961/2015	11/16/2018
Broadlands Marketplace	Broomfield, CO	—	7,434	9,459	1,199	8,044	10,048	18,092	3,517	2002	11/16/2018
Village Center	Racine, WI	—	6,051	26,473	1,350	6,274	27,600	33,874	8,680	2002/2021	11/16/2018
Shoregate Town Center	Willowick, OH	—	7,152	16,282	7,627	7,543	23,518	31,061	9,122	1958/2022	11/16/2018
Plano Market Street	Plano, TX	—	14,837	33,178	2,048	15,199	34,864	50,063	9,226	2009	11/16/2018
Island Walk Shopping Center	Fernandina Beach, FL	—	8,190	19,992	1,799	8,312	21,669	29,981	6,810	1987/2012	11/16/2018
Normandale Village	Bloomington, MN	—	8,390	11,407	2,296	9,157	12,936	22,093	6,013	1973/2017	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-38

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
North Pointe Plaza	North Charleston, SC	—	10,232	26,348	3,756	10,905	29,431	40,336	9,680	1989/2022	11/16/2018
Palmer Town Center	Easton, PA	—	7,331	23,525	2,323	7,390	25,789	33,179	7,310	2005	11/16/2018
Alico Commons	Fort Myers, FL	—	4,670	16,557	737	5,057	16,907	21,964	4,816	2009/2020	11/16/2018
Windover Square	Melbourne, FL	11,048	4,115	13,309	539	4,279	13,684	17,963	3,851	1984/2010	11/16/2018
Rockledge Square	Rockledge, FL	—	3,477	4,469	4,224	3,781	8,389	12,170	2,090	1985/2022	11/16/2018
Fairfield Commons	Lakewood, CO	—	8,802	29,946	2,641	8,976	32,413	41,389	8,349	1985/2014	11/16/2018
Cocoa Commons	Cocoa, FL	—	4,838	8,247	1,558	4,927	9,716	14,643	3,754	1986/2000	11/16/2018
Hamilton Mill Village	Dacula, GA	—	7,059	9,734	620	7,193	10,220	17,413	3,436	1996/2016	11/16/2018
Sheffield Crossing	Sheffield Village, OH	—	8,841	10,232	479	9,068	10,484	19,552	4,088	1989/2013	11/16/2018
The Shoppes at Windmill Place	Batavia, IL	—	8,186	16,005	2,796	8,407	18,580	26,987	5,245	1991/1997	11/16/2018
Stone Gate Plaza	Crowley, TX	—	5,261	7,007	1,822	5,439	8,651	14,090	2,676	2003	11/16/2018
Everybody's Plaza	Cheshire, CT	—	2,520	10,096	781	2,587	10,810	13,397	2,864	1960/2014	11/16/2018
Lakewood City Center	Lakewood, OH	—	1,593	10,308	487	1,685	10,703	12,388	2,752	1991/2011	11/16/2018
Carriagetown Marketplace	Amesbury, MA	—	7,084	15,492	1,201	7,216	16,561	23,777	5,325	2000	11/16/2018
Crossroads of Shakopee	Shakopee, MN	—	8,869	20,320	1,557	9,163	21,583	30,746	7,355	1998	11/16/2018
Broadway Pavilion	Santa Maria, CA	—	8,512	20,427	465	8,620	20,784	29,404	6,348	1987	11/16/2018
Sanibel Beach Place	Fort Myers, FL	—	3,918	7,043	2,882	4,531	9,312	13,843	2,626	2003/2022	11/16/2018
Shoppes at Glen Lakes	Weeki Wachee, FL	—	4,662	7,473	809	4,774	8,170	12,944	2,596	2008	11/16/2018
Bartow Marketplace	Cartersville, GA	19,305	11,944	24,610	880	12,090	25,344	37,434	10,388	1995	11/16/2018
Bloomingdale Hills	Riverview, FL	—	4,384	5,179	420	4,473	5,510	9,983	2,645	2002/2012	11/16/2018
University Plaza	Amherst, NY	—	6,402	9,800	1,242	6,518	10,926	17,444	4,710	1980/2020	11/16/2018
McKinney Market Street	McKinney, TX	—	10,941	16,061	1,770	11,091	17,681	28,772	5,979	2003/2017	11/16/2018
Montville Commons	Montville, CT	—	12,417	11,091	641	12,580	11,569	24,149	4,957	2007	11/16/2018
Shaw's Plaza Raynham	Raynham, MA	—	8,378	26,829	1,423	8,434	28,196	36,630	8,677	1965/2022	11/16/2018
Suntree Square	Southlake, TX	—	6,335	15,642	1,273	6,439	16,811	23,250	4,307	2000	11/16/2018
Green Valley Plaza	Henderson, NV	—	7,284	16,879	694	7,366	17,491	24,857	5,034	1978/1982	11/16/2018
Crosscreek Village	St. Cloud, FL	—	3,821	9,604	608	3,973	10,060	14,033	3,272	2008	11/16/2018
Market Walk	Savannah, GA	—	20,679	31,836	3,727	20,941	35,301	56,242	10,327	2014/2022	11/16/2018
Livonia Plaza	Livonia, MI	—	4,118	17,037	913	4,322	17,746	22,068	5,416	1988/2014	11/16/2018
Franklin Centre	Franklin, WI	—	6,353	5,482	728	6,538	6,025	12,563	3,897	1994/2018	11/16/2018
Plaza 23	Pompton Plains, NJ	—	11,412	40,144	5,110	11,084	45,582	56,666	10,811	1963/2021	11/16/2018
Shorewood Crossing	Shorewood, IL	—	9,468	20,993	3,179	9,711	23,929	33,640	7,533	2001/2020	11/16/2018
Herndon Place	Fresno, CA	—	7,148	10,071	(476)	6,886	9,857	16,743	3,386	2005	11/16/2018
Windmill Marketplace	Clovis, CA	—	2,775	7,299	(96)	2,833	7,145	9,978	1,676	2001	11/16/2018
Riverlakes Village	Bakersfield, CA	—	8,567	15,242	3,109	8,972	17,946	26,918	4,815	1997/2022	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-39

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Mansfield Market Center	Mansfield, TX	—	4,672	13,154	710	4,855	13,681	18,536	3,671	2015	11/16/2018
Ormond Beach Mall	Ormond Beach, FL	—	4,954	7,006	1,169	5,106	8,023	13,129	3,070	1967/2018	11/16/2018
Heritage Plaza	Carol Stream, IL	—	6,205	16,507	1,057	6,383	17,386	23,769	5,200	1988/2018	11/16/2018
Mountain Crossing	Dacula, GA	2,457	6,602	6,835	167	6,407	7,197	13,604	2,478	1997	11/16/2018
Seville Commons	Arlington, TX	—	4,689	12,602	1,034	4,859	13,466	18,325	4,004	1987/2022	11/16/2018
Cinco Ranch at Market Center	Katy, TX	—	5,553	14,063	908	5,740	14,784	20,524	3,885	2007/2023	12/12/2018
Naperville Crossings	Naperville, IL	25,380	15,766	30,881	4,953	16,706	34,894	51,600	10,351	2007/2021	4/26/2019
Orange Grove Shopping Center	North Fort Myers, FL	—	2,637	7,340	678	3,207	7,448	10,655	2,235	1999	10/31/2019
Sudbury Crossing	Sudbury, MA	—	6,483	12,933	6,734	6,527	19,623	26,150	3,568	1984/2021	10/31/2019
Ashburn Farm Market Center	Ashburn, VA	—	14,035	16,648	813	14,090	17,406	31,496	4,257	2000	10/31/2019
Alameda Crossing	Avondale, AZ	—	7,785	19,875	4,997	8,103	24,554	32,657	7,433	2005/2021	11/16/2019
Del Paso Marketplace	Sacramento, CA	—	5,722	12,242	1,236	6,118	13,082	19,200	3,241	2006/2016	12/12/2019
Hickory Flat Commons	Canton, GA	—	6,976	11,785	1,075	7,414	12,422	19,836	3,408	2008/2020	8/17/2020
Roxborough Marketplace	Littleton, CO	—	4,105	12,668	3,857	4,814	15,816	20,630	3,075	2005/2021	10/5/2020
Cinco Ranch Station II	Katy, TX	—	1,045	—	2,836	1,057	2,824	3,881	246	2023	1/26/2021
West Village Center	Chanhassen, MN	—	10,860	11,281	1,692	11,426	12,407	23,833	2,841	1994/2021	2/4/2021
Hickory Creek Plaza	Denton, TX	—	5,370	2,710	294	5,566	2,808	8,374	713	2007	2/25/2021
Foxridge Plaza	Centennial, CO	—	3,740	11,636	1,878	4,520	12,734	17,254	2,019	1983/2022	8/20/2021
Valrico Commons	Valrico, FL	—	7,521	26,480	906	8,115	26,792	34,907	3,602	1986/2021	8/25/2021
Market Place at Pabst Farms	Oconomowoc, WI	—	6,204	17,199	669	6,597	17,475	24,072	2,816	2005/2020	10/13/2021
Arapahoe Marketplace	Greenwood Village, CO	—	13,779	49,329	3,626	14,897	51,837	66,734	6,464	1977/2022	10/19/2021
Loganville Town Center	Loganville, GA	—	5,309	7,920	2,503	5,507	10,225	15,732	3,021	1997/2023	11/5/2021
Town & Country Village	Sacramento, CA	—	21,895	35,792	2,450	22,267	37,870	60,137	5,073	1950/2022	11/12/2021
Sprouts Plaza	Las Vegas, NV	—	5,104	22,622	1,565	5,486	23,805	29,291	2,938	1995/2022	12/3/2021
Rainbow Plaza	Las Vegas, NV	—	7,158	30,171	1,591	7,905	31,015	38,920	3,817	1989/2022	12/3/2021
Cascades Overlook	Sterling, VA	—	16,242	41,448	2,110	16,499	43,301	59,800	4,298	2016	1/14/2022
Oak Meadows Marketplace	Georgetown, TX	—	4,847	15,848	818	5,049	16,464	21,513	1,636	2018	2/1/2022
Shoppes at Avalon	Spring Hill, FL	—	8,918	7,740	1,427	9,738	8,347	18,085	1,197	2009/2022	2/14/2022
Centennial Lakes Plaza	Edina, MN	—	13,581	51,050	2,926	14,258	53,299	67,557	4,795	1989/2022	5/13/2022
Crossroads Towne Center	North Las Vegas, NV	—	25,226	27,638	1,378	25,715	28,527	54,242	5,374	2007/2021	8/15/2022
Chinoe Center	Lexington, KY	—	3,841	14,001	1,140	4,162	14,820	18,982	1,890	1984/2023	11/21/2022
Sunridge Plaza	Rancho Cordova, CA	—	12,003	21,375	674	12,305	21,747	34,052	2,074	2017	12/20/2022
Providence Commons	Mt. Juliet, TN	—	7,425	18,665	1,302	7,664	19,728	27,392	1,726	2009	1/19/2023

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-40

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Village Shoppes at Windermere	Suwanee, GA	9,755	5,747	12,697	586	5,948	13,082	19,030	1,101	2008	3/16/2023
Town Center at Jensen Beach	Jensen Beach, FL	—	6,042	10,731	1,529	6,431	11,871	18,302	1,488	2000	3/27/2023
Shops at Sunset Lakes	Miramar, FL	—	5,871	7,775	363	6,121	7,888	14,009	1,041	1999	3/27/2023
Lake Pointe Market	Rowlett, TX	—	3,490	9,410	902	3,764	10,038	13,802	615	2002	8/16/2023
Contra Loma Station OP		—	30	—	405	224	211	435	23	-	8/29/2023
Mansell Village	Roswell, GA	—	4,470	11,624	172	4,583	11,683	16,266	700	2003/2013	10/30/2023
Riverpark Shopping Center	Sugar Land, TX	—	24,270	49,447	564	24,673	49,608	74,281	3,019	2003	11/13/2023
Apache Shoppes	Rochester, MN	—	1,808	3,709	348	2,029	3,836	5,865	493	2005	12/4/2023
Maple View	Grayslake, IL	—	5,256	9,762	614	5,682	9,950	15,632	705	1999	12/4/2023
Maple View	Grayslake, IL	—	1,621	3,307	—	1,621	3,307	4,928	182	1999	12/4/2023
Quail Pointe	Fair Oaks, CA	—	7,492	33,594	419	7,787	33,718	41,505	1,337	1987	12/5/2023
Glenbrook Marketplace	Glenview, IL	—	3,152	8,807	18	3,152	8,825	11,977	435	1992/2014	12/11/2023
Shoppes at Lake Mary	Lake Mary, FL	—	9,281	16,887	697	9,319	17,546	26,865	648	2000	2/14/2024
Goolsby Pointe Outparcel Station	Riverview, FL	—	2,063	—	82	2,063	82	2,145	—	-	3/7/2024
Memorial at Kirkwood	Houston, TX	—	8,596	19,382	300	8,697	19,581	28,278	585	1979/2018	3/27/2024
Loganville Crossing	Loganville, GA	—	11,265	20,744	494	11,513	20,990	32,503	552	2008	6/26/2024
Walden Park	Austin, TX	—	12,904	13,834	290	13,100	13,928	27,028	355	2002	6/27/2024
Ridgeview Marketplace	Colorado Springs, CO	—	1,850	8,358	17	1,850	8,375	10,225	136	2003	7/18/2024
Rue de France	Minneapolis, MN	—	6,304	18,578	240	6,437	18,685	25,122	251	1973/2009	8/6/2024
Lemont Plaza	Lemont, IL	—	3,797	10,890	515	4,057	11,145	15,202	307	1983	8/6/2024
Evans Towne Centre	Evans, GA	—	7,460	7,013	571	7,593	7,451	15,044	2,481	1995/2017	8/8/2024
Bethel Shopping Center	Bethel, CT	—	7,469	21,878	10	7,469	21,888	29,357	255	2007	9/27/2024
Shops at Cross Creek	Fulshear, TX	—	2,994	7,203	109	2,994	7,312	10,306	48	2015	11/22/2024
Harpers Station	Cincinnati, OH	—	6,797	23,091	—	6,797	23,091	29,888	119	1994	12/5/2024
Lakeland Village Center	Cypress, TX	—	4,157	23,469	—	4,157	23,469	27,626	72	2016	12/19/2024
Northpark Plaza	Westminster, CO	—	3,557	14,615	—	3,557	14,615	18,172	48	2001	12/20/2024
Northlake Station LLC(5)	Cincinnati, OH	—	2,327	11,806	2,046	2,795	13,384	16,179	3,861		10/6/2006
Corporate Adjustments(6)		—	6	2,734	(4,391)	(4,273)	2,622	(1,651)	1,844
Totals		$462,555	$1,768,941	$3,657,879	$526,120	$1,867,227	$4,085,713	$5,952,940	$1,377,785
(1)Encumbrances do not include our finance leases.
(2)Reductions to costs capitalized subsequent to acquisition are generally attributable to parcels/outparcels sold, impairments, and assets held-for-sale.
(3)The aggregate basis of properties for federal income tax purposes is approximately $5.9 billion at December 31, 2024.
(4)The main shopping center at this location was sold and we currently only own an outparcel.
(5)Amounts consist of corporate building and land.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-41

(6)Amounts consist of elimination of intercompany construction management fees charged by the property manager to the real estate assets.
Reconciliation of real estate assets at cost:

	2024	2023
Balance at January 1	$5,586,671	$5,246,279
Additions during the year:
Real estate acquisitions	284,895	260,856
Net additions to/improvements of real estate	98,939	94,446
Deductions during the year:
Real estate dispositions	(17,565)	(14,910)
Impairment of real estate	—	—
Balance at December 31	$5,952,940	$5,586,671
Reconciliation of accumulated depreciation:

	2024	2023
Balance at January 1	$1,186,630	$1,001,863
Additions during the year:
Depreciation expense	197,669	188,913
Deductions during the year:
Accumulated depreciation of real estate dispositions	(6,514)	(4,146)
Impairment of real estate	—	—
Balance at December 31	$1,377,785	$1,186,630
* * * * *

PHILLIPS EDISON & COMPANY DECEMBER 31, 2024 FORM 10-K	F-42

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of February 2025.

PHILLIPS EDISON & COMPANY, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 11, 2025
Jeffrey S. Edison

/S/ JOHN P. CAULFIELD	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 11, 2025
John P. Caulfield

/S/ JENNIFER L. ROBISON	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 11, 2025
Jennifer L. Robison

/S/ LESLIE T. CHAO	Director	February 11, 2025
Leslie T. Chao

/S/ ELIZABETH FISCHER	Director	February 11, 2025
Elizabeth Fischer

/S/ DEVIN I. MURPHY	Director	February 11, 2025
Devin I. Murphy

/S/ STEPHEN R. QUAZZO	Director	February 11, 2025
Stephen R. Quazzo

/S/ JANE SILFEN	Director	February 11, 2025
Jane Silfen

/S/ JOHN A. STRONG	Director	February 11, 2025
John A. Strong

/S/ ANTHONY TERRY	Director	February 11, 2025
Anthony Terry

/S/ PARILEE EDISON WANG	Director	February 11, 2025
Parilee Edison Wang

/S/ GREGORY S. WOOD	Director	February 11, 2025
Gregory S. Wood