Form 10-Q
period 2025-03-31
Phillips Edison & Company, Inc.
filed 2025-04-25
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 125.4 million shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of April 18, 2025.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2025 AND DECEMBER 31, 2024
(Condensed and Unaudited)
(In thousands, except per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Investment in real estate:
Land and improvements	$1,904,607	$1,867,227
Building and improvements	4,165,580	4,085,713
In-place lease assets	530,825	523,209
Above-market lease assets	76,814	76,359
Total investment in real estate assets	6,677,826	6,552,508
Accumulated depreciation and amortization	(1,814,416)	(1,771,052)
Net investment in real estate assets	4,863,410	4,781,456
Investment in unconsolidated joint ventures	34,746	31,724
Total investment in real estate assets, net	4,898,156	4,813,180
Cash and cash equivalents	5,458	4,881
Restricted cash	2,395	3,768
Goodwill	29,066	29,066
Other assets, net	226,664	195,328
Total assets	$5,161,739	$5,046,223

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,277,735	$2,109,543
Below-market lease liabilities, net	118,253	116,096
Accounts payable and other liabilities	123,557	163,692
Deferred income	21,619	22,907
Total liabilities	2,541,164	2,412,238
Commitments and contingencies (see Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 125,407 and 125,120 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,254	1,251
Additional paid-in capital (“APIC”)	3,652,286	3,646,801
Accumulated other comprehensive income (“AOCI”)	2,706	4,305
Accumulated deficit	(1,344,819)	(1,332,435)
Total stockholders’ equity	2,311,427	2,319,922
Noncontrolling interests	309,148	314,063
Total equity	2,620,575	2,633,985
Total liabilities and equity	$5,161,739	$5,046,223

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental income	$174,183	$158,068
Fees and management income	2,783	2,565
Other property income	1,345	669
Total revenues	178,311	161,302
Operating Expenses:
Property operating	29,936	26,534
Real estate taxes	21,079	18,854
General and administrative	12,086	11,813
Depreciation and amortization	65,274	60,206
Total operating expenses	128,375	117,407
Other:
Interest expense, net	(25,672)	(23,335)
Gain (loss) on disposal of property, net	5,609	(5)
Other expense, net	(980)	(929)
Net income	28,893	19,626
Net income attributable to noncontrolling interests	(2,584)	(1,956)
Net income attributable to stockholders	$26,309	$17,670
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 10)	$0.21	$0.14

Comprehensive income:
Net income	$28,893	$19,626
Other comprehensive (loss) income:
Change in unrealized value on interest rate swaps	(1,767)	2,905
Comprehensive income	27,126	22,531
Net income attributable to noncontrolling interests	(2,584)	(1,956)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	167	(294)
Reallocation of comprehensive income upon conversion of noncontrolling interests	1	10
Comprehensive income attributable to stockholders	$24,710	$20,291

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31, 2025 and 2024
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2024	122,024	$1,220	$3,546,838	$10,523	$(1,248,273)	$2,310,308	$343,043	$2,653,351
Issuance of common stock	46	—	—	—	—	—	—	—
Change in unrealized value on interest rate swaps	—	—	—	2,611	—	2,611	294	2,905
Common distributions declared, $0.2925 per share	—	—	—	—	(35,938)	(35,938)	—	(35,938)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,143)	(4,143)
Share-based compensation	61	1	112	—	—	113	1,484	1,597
Conversion of noncontrolling interests	192	2	4,728	10	—	4,740	(4,740)	—
Net income	—	—	—	—	17,670	17,670	1,956	19,626
Balance at March 31, 2024	122,323	$1,223	$3,551,678	$13,144	$(1,266,541)	$2,299,504	$337,894	$2,637,398

Balance at January 1, 2025	125,120	$1,251	$3,646,801	$4,305	$(1,332,435)	$2,319,922	$314,063	$2,633,985
Change in unrealized value on interest rate swaps	—	—	—	(1,600)	—	(1,600)	(167)	(1,767)
Common distributions declared, $0.3075 per share	—	—	—	—	(38,693)	(38,693)	—	(38,693)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,051)	(4,051)
Share-based compensation	61	1	94	—	—	95	2,113	2,208
Conversion of noncontrolling interests	226	2	5,391	1	—	5,394	(5,394)	—
Net income	—	—	—	—	26,309	26,309	2,584	28,893
Balance at March 31, 2025	125,407	$1,254	$3,652,286	$2,706	$(1,344,819)	$2,311,427	$309,148	$2,620,575

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Condensed and Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,893	$19,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	64,897	59,776
Depreciation and amortization of corporate assets	377	430
Net amortization of above- and below-market leases	(1,944)	(1,419)
Amortization of deferred financing expenses	1,209	1,192
Amortization of debt and derivative adjustments	686	710
Loss on extinguishment or modification of debt, net	1	—
(Gain) loss on disposal of property, net	(5,609)	5
Straight-line rent	(2,676)	(2,366)
Share-based compensation	2,208	1,597
Return on investment in unconsolidated joint ventures	156	70
Other	12	(298)
Changes in operating assets and liabilities:
Other assets, net	(7,325)	(8,707)
Accounts payable and other liabilities	(20,343)	(7,478)
Net cash provided by operating activities	60,542	63,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(139,107)	(56,186)
Capital expenditures	(26,367)	(12,931)
Proceeds (payments) from sale of real estate, net	6,466	(4)
Investment in unconsolidated joint ventures	(3,549)	—
Return of investment in unconsolidated joint ventures	418	560
Investment in marketable securities	(1,504)	—
Insurance proceeds for property damage claims	87	1,924
Net cash used in investing activities	(163,556)	(66,637)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	272,000	128,000
Payments on revolving credit facility	(90,000)	(82,000)
Payments on mortgages and loans payable	(22,408)	(1,040)
Distributions paid	(51,549)	(35,976)
Distributions to noncontrolling interests	(5,825)	(4,266)
Net cash provided by financing activities	102,218	4,718
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(796)	1,219
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	8,649	8,878
End of period	$7,853	$10,097

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$5,458	$5,631
Restricted cash	2,395	4,466
Cash, cash equivalents, and restricted cash at end of period	$7,853	$10,097

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Condensed and Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$31,790	$19,335
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Secured loan receivable	17,395	—
Accrued capital expenditures	9,623	5,263
Assumed other liabilities	—	225
Change in distributions payable	(12,856)	(38)
Change in distributions payable - noncontrolling interests	(1,774)	(123)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	6

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
We are a real estate investment trust (“REIT”) that invests primarily in omni-channel grocery-anchored neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to three unconsolidated institutional joint ventures, Grocery Retail Partners I LLC (“GRP I”), Necessity Retail Venture LLC (“NRV”), and Neighborhood Grocery Catalyst Fund LLC (“NGCF”), in which we have partial ownership interests, and one private fund (collectively, the “Managed Funds”).
As of March 31, 2025, we wholly-owned 298 real estate properties. Additionally, we owned a 14% interest in GRP I, which owned 20 properties, a 20% ownership interest in NRV, which owned two properties, and a 31% interest in NGCF, which owned one property.

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
There were no changes to our significant accounting policies during the three months ended March 31, 2025, except for those discussed below. For a full summary of our significant accounting policies, refer to our 2024 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 11, 2025.
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results expected for the full year.
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
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized federal, state, and local income tax expense of $0.1 million for the three months ended March 31, 2025 and 2024. We retained an insignificant valuation allowance for our net deferred tax asset as of March 31, 2025 and December 31, 2024 for certain state net operating losses that we do not believe will be realized. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations and comprehensive income (“consolidated statements of operations”).
Segments—Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish our principal business, or group our operations, by geography or size for purposes of measuring performance. Accordingly, we have presented our results as a single operating and reportable segment. For more information about our single operating and reportable segment, see Note 13.
Recently Issued or Adopted Accounting Pronouncements—There were no recently issued or adopted accounting pronouncements during the three months ended March 31, 2025 that impacted the Company.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	7

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Rental income related to fixed lease payments(1)	$127,535	$118,083
Rental income related to variable lease payments(1)(2)	41,721	38,177
Straight-line rent amortization(3)	2,514	1,993
Amortization of lease assets	1,901	1,406
Lease buyout income	1,739	246
Adjustments for collectibility(4)	(1,227)	(1,837)
Total rental income	$174,183	$158,068
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
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of March 31, 2025, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, were as follows (in thousands):

Year	Amount
Remaining 2025	$377,930
2026	470,386
2027	405,140
2028	330,398
2029	249,240
Thereafter	623,766
Total	$2,456,860
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of March 31, 2025. As of March 31, 2025, our wholly-owned real estate investments in Florida, California, and Texas represented 11.7%, 11.0%, and 10.6% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse natural or economic events in the Florida, California, and Texas real estate markets.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	8

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Number of properties acquired	5	2
Number of outparcels acquired(1)(2)	—	1
Contract price	$138,425	$55,902
Total price of acquisitions(3)	139,107	56,186
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)During the three months ended March 31, 2024, we acquired an outparcel adjacent to a property that is owned by our unconsolidated joint venture, GRP I. Therefore, the outparcel was an addition to our total property count.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
Subsequent to March 31, 2025, we acquired one property for $27.8 million.
The aggregate purchase price of the assets acquired during the three months ended March 31, 2025 and 2024 were allocated as follows (in thousands):

	March 31, 2025	March 31, 2024
ASSETS
Land and improvements	$42,335	$19,903
Building and improvements	89,885	36,325
In-place lease assets	11,387	5,503
Above-market lease assets	977	54
Total assets	144,584	61,785

LIABILITIES
Below-market lease liabilities	5,477	5,374
Other liabilities assumed	—	225
Total liabilities	5,477	5,599

Net assets acquired	$139,107	$56,186
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles and below-market debt acquired during the three months ended March 31, 2025 and 2024 were as follows (in years):

	March 31, 2025	March 31, 2024
Acquired in-place leases	7	10
Acquired above-market leases	6	2
Acquired below-market leases	12	12

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	9

Property Dispositions—The following table summarizes our real estate disposition activity for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Number of properties sold	1	—
Number of outparcels sold	—	—
Contract price	$24,850	$—
Proceeds (payments) from sale of real estate, net(1)(2)(3)	6,466	(4)
Gain (loss) on disposal of property, net(2)	5,609	(5)
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)We sold no properties during the three months ended March 31, 2024, but we recognized a minimal loss on disposal of property due to miscellaneous write-off activity and expenses related to previous and future potential dispositions.
(3)During the three months ended March 31, 2025, we sold one property for $24.9 million. We provided secured financing for this property sale, receiving a note receivable of $17.4 million.

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Other assets, net:
Deferred leasing commissions and costs	$55,487	$55,266
Deferred financing expenses(1)	16,271	9,037
Office equipment, including capital lease assets, and other	26,625	26,557
Corporate intangible assets	6,703	6,703
Total depreciable and amortizable assets	105,086	97,563
Accumulated depreciation and amortization	(54,564)	(53,330)
Net depreciable and amortizable assets	50,522	44,233
Accounts receivable, net(2)	51,346	46,099
Accounts receivable - affiliates	1,376	1,310
Secured loan receivable(3)	17,395	—
Deferred rent receivable, net(4)	74,275	71,954
Derivative assets	2,750	4,510
Prepaid expenses and other	13,255	13,071
Investment in third parties	6,806	6,731
Investment in marketable securities	8,939	7,420
Total other assets, net	$226,664	$195,328
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $2.7 million and $2.2 million of general reserves for uncollectible amounts as of March 31, 2025 and December 31, 2024, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $6.5 million and $6.8 million as of March 31, 2025 and December 31, 2024, respectively.
(3)Secured loan receivable relates to the financing provided for the sale of one of our properties during the three months ended March 31, 2025. See Note 4.
(4)Net of $3.7 million and $4.4 million of receivables removed as of March 31, 2025 and December 31, 2024, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	10

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Interest Rate(1)	March 31, 2025	December 31, 2024
Revolving credit facility	SOFR + 0.9%	$222,000	$40,000
Term loans(2)	3.9% - 5.4%	584,750	584,750
Senior unsecured notes due 2031	2.625%	350,000	350,000
Senior unsecured notes due 2034	5.750%	350,000	350,000
Senior unsecured notes due 2035	4.950%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.2%	52,386	67,555
Finance lease liability		26	31
Discount on notes payable		(21,706)	(22,211)
Assumed market debt adjustments, net		273	84
Deferred financing expenses, net		(4,994)	(5,666)
Total		$2,277,735	$2,109,543

Weighted-average interest rate(3)		4.4%	4.3%
(1)Interest rates are as of March 31, 2025.
(2)Our term loans carry an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus a spread. While most of the rates are fixed through the use of swaps, a portion of these loans are not subject to a swap, and thus are still indexed to SOFR.
(3)Includes the effects of derivative financial instruments as of March 31, 2025 and December 31, 2024 (see Notes 7 and 12).
Revolving Credit Facility—In January 2025, we amended our senior unsecured revolving credit facility. The amendment increased the aggregate borrowing capacity of the facility to $1 billion and extended the maturity date to January 2029, with options to extend the maturity for two additional six-month periods.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of March 31, 2025 and December 31, 2024 is summarized below (in thousands):

	March 31, 2025	December 31, 2024
As to interest rate(1):
Fixed-rate debt	$1,972,412	$1,987,586
Variable-rate debt	331,750	149,750
Total	$2,304,162	$2,137,336
As to collateralization:
Unsecured debt	$1,856,750	$1,674,750
Secured debt	447,412	462,586
Total	$2,304,162	$2,137,336
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of March 31, 2025, $475 million in variable-rate debt is hedged to a fixed rate for a weighted-average period of 1 year (see Notes 7 and 12).

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

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	11

Cash Flow Hedges of Interest Rate Risk—Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $2.7 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Count	3	3
Notional amount	$475,000	$475,000
Fixed SOFR	2.8% - 3.4%	2.8% - 3.4%
Maturity date	2025 - 2026	2025 - 2026
Weighted-average term (in years)	1.0	1.3
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Amount of (loss) gain recognized in Other Comprehensive Income	$(473)	$7,454
Amount of gain reclassified from AOCI into Interest Expense, Net	(1,294)	(4,549)
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of March 31, 2025, there were no derivatives with a fair value in a net liability position, which would include accrued interest but exclude any adjustment for nonperformance risk related to these agreements.

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
Captive Insurance—Our captive insurance company, Silver Rock Insurance, Inc. (“Silver Rock”), provides general liability insurance, wind, reinsurance, and other coverage to us and our GRP I, NRV, and NGCF joint ventures. We capitalize Silver Rock in accordance with applicable regulatory requirements.
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
As of March 31, 2025, we had four letters of credit outstanding totaling approximately $26.2 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	12

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of our Board of Directors (the “Board”). Our charter does not provide for cumulative voting in the election of directors.
At-the-Market Offering (“ATM”)—In February 2022, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, allowing up to $250 million in offerings. During the three months ended March 31, 2024, prior to the entry into the new program described below, we issued approximately 46,000 shares of our common stock at a gross weighted average price of $37.05 per share under this ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions.
In February 2024, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. We issued no shares of our common stock under this ATM program during the three months ended March 31, 2025 and 2024. As of March 31, 2025, approximately $177 million of common stock remained available for issuance under the current ATM program.
Distributions—For each month beginning January 2025 through March 2025, we declared and paid monthly distributions of $0.1025 per common share and Operating Partnership unit (“OP unit”). Distributions paid to stockholders and OP unit holders of record subsequent to March 31, 2025 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
March	3/17/2025	4/1/2025	$0.1025	$14,150
Convertible Noncontrolling Interests—As of March 31, 2025 and December 31, 2024, we had approximately 13.0 million outstanding non-voting OP units. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of March 31, 2025 and December 31, 2024 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
The table below is a summary of our OP unit activity for the three months ended March 31, 2025 and 2024 (dollars and shares in thousands):

	Three Months Ended March 31,
	2025	2024
OP units converted into shares of common stock(1)	226	192
Distributions declared on OP units(2)	$4,051	$4,143
(1)OP units convert into shares of our common stock at a 1:1 ratio.
(2)Distributions declared on OP units are included in Distributions to Noncontrolling Interests on the consolidated statements of equity.
Share Repurchase Program—We have a Board approved share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.

10. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing Net Income Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	13

The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to stockholders - basic	$26,309	$17,670
Net income attributable to convertible OP units(1)	2,584	1,956
Net income - diluted	$28,893	$19,626
Denominator:
Weighted-average shares - basic	125,246	122,221
OP units(1)	13,045	13,752
Dilutive restricted stock awards	349	431
Adjusted weighted-average shares - diluted	138,640	136,404
Earnings per common share:
Basic and diluted income per share	$0.21	$0.14
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

	Three Months Ended March 31,
	2025	2024
Recurring fees(1)	$1,152	$1,015
Transactional revenue and reimbursements(2)	609	574
Insurance premiums(3)	1,022	976
Total fees and management income	$2,783	$2,565
(1)Recurring fees include asset management fees and property management fees.
(2)Transactional revenue includes items such as leasing commissions and construction management fees.
(3)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers and board members, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of March 31, 2025, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $116.5 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	14

Other Related Party Matters— As of March 31, 2025, we were the limited guarantor of a $174.0 million mortgage loan secured by GRP I properties. Our guaranty for the GRP I debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with GRP I in which any potential liability under such guaranty will be apportioned between us and GRP I based on our respective ownership percentages in the joint venture. We had no liability recorded on our consolidated balance sheets for the guaranty as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, we were also the limited guarantor of $47.5 million in mortgage loans secured by the NRV properties. Our guaranty for the NRV debt is limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to an agreement with NRV in which any potential liability under such guaranty will be apportioned between us and NRV based on our respective ownership percentages in the joint venture. We had no liability recorded on our consolidated balance sheets for the guaranty as of March 31, 2025 and December 31, 2024.

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
The following is a summary of borrowings as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$222,000	$223,884	$40,000	$40,088
Term loans	581,661	587,576	580,928	587,341
Senior unsecured notes due 2031	344,600	300,440	344,417	292,810
Senior unsecured notes due 2034	342,077	352,240	341,919	350,735
Senior unsecured notes due 2035	341,617	332,010	341,453	329,280
Secured portfolio loan facilities	393,176	362,078	393,056	359,194
Mortgages(2)	52,604	51,591	67,770	66,883
Total	$2,277,735	$2,209,819	$2,109,543	$2,026,331
(1)As of March 31, 2025 and December 31, 2024, respectively, recorded principal balances include: (i) net deferred financing fees of $5.0 million and $5.7 million; (ii) assumed market debt adjustments of $0.3 million and $0.1 million; and (iii) notes payable discounts of $21.7 million and $22.2 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the three months ended March 31, 2025 and the year ended December 31, 2024 were as follows (in thousands):

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities(1)	$8,939	$—	$—	$7,420	$—	$—
Derivative assets(1)(2)	—	2,750	—	—	4,510	—
(1)We record marketable securities and derivative assets in Other Assets, Net on our consolidated balance sheets.
(2)The fair values of the derivative assets exclude associated accrued interest receivable of $0.4 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	15

Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.
Derivative Instruments—As of March 31, 2025 and December 31, 2024, we had interest rate swaps that fixed SOFR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2025 and December 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. There were no impairment charges recorded during the three months ended March 31, 2025 and 2024.
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
Our Real Estate Properties segment derives a majority of its revenue from the lease contracts it enters into as a lessor, which are all in the form of operating leases. Further, our lease contracts typically provide for reimbursements from tenants for common area maintenance, insurance, and real estate tax expense. No single tenant comprised 10% or more of our aggregate ABR for the three months ended March 31, 2025 and 2024.
Our CODM is Mr. Edison, our Chairman and Chief Executive Officer. Our CODM assesses performance, makes decisions, and allocates operating and capital resources of the Real Estate Properties segment by utilizing net income (loss) on a consolidated basis. Our CODM evaluates net income (loss) by monitoring budget versus actual as well as variance analysis to prior periods to analyze the performance of the segment. Information about the net income (loss) of the Real Estate Properties segment that is regularly reviewed by our CODM, including revenue and significant expenses, was as follows for the three months ended March 31, 2025 and 2024 (in thousands):

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	16

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental income	$174,183	$158,068
Fees and management income	2,783	2,565
Other property income	1,345	669
Total revenues	178,311	161,302
Operating Expenses:
Property operating(1)	29,936	26,534
Real estate taxes	21,079	18,854
Employee-related expenses	8,457	7,499
Other general and administrative expenses(2)	3,629	4,314
Depreciation and amortization	65,274	60,206
Total operating expenses	128,375	117,407
Other:
Interest expense, net(3)	(25,672)	(23,335)
Gain (loss) on disposal of property, net	5,609	(5)
Other expense, net	(980)	(929)
Net income	$28,893	$19,626
Net income attributable to noncontrolling interests	(2,584)	(1,956)
Net income attributable to stockholders	$26,309	$17,670
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

14. SUBSEQUENT EVENTS
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

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto and the more detailed information contained in our 2024 Annual Report on Form 10-K, filed with the SEC on February 11, 2025. All references to “Notes” throughout this document refer to the footnotes to the consolidated financial statements in “Item 1. Financial Statements”. See also “Cautionary Note Regarding Forward-Looking Statements” below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). These forward-looking statements are based on current expectations, estimates, and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, management of our company and involve uncertainties that could significantly affect our financial results. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “seek,” “objective,” “goal,” “strategy,” “plan,” “focus,” “priority,” “should,” “could,” “potential,” “possible,” “look forward,” “optimistic” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. Such statements include, but are not limited to: (a) statements about our plans, strategies, initiatives, and prospects; (b) statements about our underwritten incremental yields; and (c) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) competition from other available shopping centers and the attractiveness of properties in our portfolio to our tenants; (v) the financial stability of our tenants, including, without limitation, their ability to pay rent; (vi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (vii) increases in our borrowing costs as a result of changes in interest rates and other factors; (viii) potential liability for environmental matters; (ix) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (x) our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax, and other considerations; (xi) changes in tax, real estate, environmental, and zoning laws; (xii) information technology security breaches; (xiii) our corporate responsibility initiatives; (xiv) loss of key executives; (xv) the concentration of our portfolio in a limited number of industries, geographies, or investments; (xvi) the economic, political, and social impact of, and uncertainty relating to, pandemics or other health crises; (xvii) our ability to re-lease our properties on the same or better terms, or at all, in the event of non-renewal or in the event we exercise our right to replace an existing tenant; (xviii) the loss or bankruptcy of our tenants; (xix) to the extent we are seeking to dispose of properties, our ability to do so at attractive prices or at all; and (xx) the impact of tariffs and global trade disruptions on us, our tenants, and consumers, including the impact on inflation, supply chains, and consumer sentiment. Additional important factors that could cause actual results to differ are described in the filings made from time to time by the Company with the SEC and include the risk factors and other risks and uncertainties described in our 2024 Annual Report on Form 10-K, filed with the SEC on February 11, 2025, as updated from time to time in our periodic and/or current reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov. Therefore, such statements are not intended to be a guarantee of our performance in future periods.

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
Our KPIs and terminology can be grouped into three key areas:

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	18

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
•Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization for Real Estate (“Adjusted EBITDAre”)—To arrive at Adjusted EBITDAre, we adjust EBITDAre, as defined below, to exclude certain recurring and non-recurring items including, but not limited to: (i) changes in the fair value of the earn-out liability; (ii) other impairment charges; (iii) adjustments related to our investments in unconsolidated joint ventures; (iv) transaction and acquisition expenses; and (v) realized performance income. We use EBITDAre and Adjusted EBITDAre as additional measures of operating performance which allow us to compare earnings independent of capital structure and evaluate debt leverage and fixed cost coverage.
•Core Funds From Operations Attributable to Stockholders and OP Unit Holders (“Core FFO”)—To arrive at Core FFO, we adjust Nareit FFO, as defined below, to exclude certain recurring and non-recurring items including, but not limited to: (i) depreciation and amortization of corporate assets; (ii) changes in the fair value of the earn-out liability; (iii) adjustments related to our investments in unconsolidated joint ventures; (iv) gains or losses on the extinguishment or modification of debt and other; (v) other impairment charges; (vi) transaction and acquisition expenses; and (vii) realized performance income. We believe Nareit FFO provides insight into our operating performance as it excludes certain items that are not indicative of such performance. Core FFO provides further insight into the sustainability of our operating performance and provides an additional measure to compare our performance across reporting periods on a consistent basis by excluding items that may cause short-term fluctuations in net income (loss).
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

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	19

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
•Same-Center—We use this term to refer to a property, or portfolio of properties, that have been owned and operational for the entirety of each reporting period (i.e., since January 1, 2024).
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
As of March 31, 2025, we owned equity interests in 321 shopping centers, including 298 wholly-owned shopping centers and 23 shopping centers owned through three unconsolidated joint ventures, which comprised approximately 36.0 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to the Managed Funds.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of March 31, 2025 and 2024 (dollars and square feet in thousands):

	March 31, 2025	March 31, 2024
Number of properties	298	284
Number of states	31	31
Total square feet	33,512	32,350
ABR	$518,115	$479,159
% ABR from omni-channel grocery-anchored shopping centers	95.3%	96.8%
Leased occupancy %:
Total portfolio spaces	97.1%	97.2%
Anchor spaces	98.4%	98.4%
Inline spaces	94.6%	94.8%
Average remaining lease term (in years)(1)	4.5	4.3
(1)The average remaining lease term in years excludes future options to extend the term of the lease.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	20

The following table details information for our unconsolidated joint ventures as of March 31, 2025, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	March 31, 2025
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
GRP I	14%	20	$33,219	2,214
NRV	20%	2	5,679	263
NGCF	31%	1	1,044	49
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations for our over 3,500 unique Neighbors, excluding our Neighbors who are occupying space on a temporary basis, after March 31, 2025 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures:

$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$3.2
$27.8
$69.8
$71.9
$81.1
$85.5
$58.8
$29.5
$24.1
$19.3
$20.8
$32.5
MTM (77)
2025 (457)
2026 (894)
2027 (948)
2028 (881)
2029 (880)
2030 (520)
2031 (283)
2032 (214)
2033 (199)
2034 (192)
2035+ (234)
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
See “Results of Operations - Leasing Activity” below for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	21

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, by Neighbor type as of March 31, 2025:

Leased Square Feet by Neighbor Type

National & Regional: 36.4%
Grocery: 45.8%
Local: 17.8%

ABR
by Neighbor Type
National & Regional: 43.0%
Grocery: 29.5%
Local: 27.5%

The following charts present the composition of our portfolio by Neighbor industry as of March 31, 2025:

Leased Square Feet by Neighbor Industry

Grocery: 45.8%
Retail Stores: 22.8%
Services: 20.6%
Restaurant: 10.8%

ABR
by Neighbor Industry
Retail Stores: 20.9%
Services: 30.0%
Restaurant: 19.6%
Grocery: 29.5%

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	22

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
TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, as of March 31, 2025 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$30,208	5.8%	3,681	11.2%	66
Publix	26,461	5.1%	2,481	7.5%	62
Albertsons	19,778	3.8%	1,780	5.4%	32
Ahold Delhaize	17,972	3.4%	1,249	3.8%	23
Walmart	8,546	1.6%	1,733	5.3%	12
Giant Eagle	7,390	1.4%	759	2.3%	10
TJX Companies	7,280	1.4%	603	1.8%	21
Sprouts Farmers Market	6,205	1.2%	389	1.2%	13
Raley's	4,607	0.9%	288	0.9%	5
Dollar Tree	4,552	0.9%	407	1.2%	40
Starbucks Corporation	3,697	0.7%	76	0.2%	39
Big Y	3,487	0.7%	167	0.5%	3
UNFI (SuperValu)	3,476	0.7%	336	1.0%	5
Planet Fitness	2,986	0.6%	231	0.7%	11
Subway Group	2,899	0.6%	97	0.3%	67
Pet Supplies Plus	2,809	0.5%	180	0.5%	23
Trader Joe's	2,798	0.5%	122	0.4%	9
United Parcel Service	2,735	0.5%	93	0.3%	74
Great Clips, Inc.	2,630	0.5%	88	0.3%	77
Anytime Fitness, Inc.	2,542	0.5%	140	0.4%	29
Total	$163,058	31.3%	14,900	45.2%	621
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, if a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES—Adverse economic conditions, including slower economic growth and the potential for a recession, could have an adverse effect on us and our Neighbors, including a negative impact on the consumer’s willingness to spend. Although certain indicators have suggested that inflation has made downward progress, the economy continues to be impacted by elevated inflation rates and faces further inflation risk. Substantially all of our leases contain provisions designed to mitigate the adverse effect of inflation, including requirements for Neighbors to pay their allocable share of operating expenses that includes common area maintenance, utilities, real estate taxes, insurance, and certain capital expenditures. Additionally, many of our leases are for terms of less than ten years, which allows us to target increased rents to current market rates upon renewal. However, elevated inflation rates, including their impact on operating and construction costs, may nevertheless negatively impact us and some of our Neighbors. Our business and financial results, as well as the results of our Neighbors, could also be adversely impacted by elevated interest rate levels arising from the Federal Reserve’s response to inflation. In addition, slower economic growth and a potential for a recession could have an adverse effect on us and our Neighbors, including negatively impacting consumer sentiment and consumer willingness to spend. Additionally, rapid changes in trade policy, new or increased tariffs, retaliatory tariffs, and global trade disruptions could negatively affect us and our Neighbors, including by further aggravating inflation, increasing costs, and disrupting supply chains.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	23

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three Months Ended March 31,		Favorable (Unfavorable) Change
(Dollars in thousands)	2025	2024	$	%(1)
Revenues:
Rental income	$174,183	$158,068	$16,115	10.2%
Fees and management income	2,783	2,565	218	8.5%
Other property income	1,345	669	676	101.0%
Total revenues	178,311	161,302	17,009	10.5%
Operating Expenses:
Property operating	29,936	26,534	(3,402)	(12.8)%
Real estate taxes	21,079	18,854	(2,225)	(11.8)%
General and administrative	12,086	11,813	(273)	(2.3)%
Depreciation and amortization	65,274	60,206	(5,068)	(8.4)%
Total operating expenses	128,375	117,407	(10,968)	(9.3)%
Other:
Interest expense, net	(25,672)	(23,335)	(2,337)	(10.0)%
Gain (loss) on disposal of property, net	5,609	(5)	5,614	NM
Other expense, net	(980)	(929)	(51)	(5.5)%
Net income	28,893	19,626	9,267	47.2%
Net income attributable to noncontrolling interests	(2,584)	(1,956)	(628)	(32.1)%
Net income attributable to stockholders	$26,309	$17,670	$8,639	48.9%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 280 properties that were owned and operational prior to January 1, 2024. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing primarily to real estate asset activity occurring after December 31, 2023, which includes one property disposed of and 18 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended March 31, 2025 and 2024:
Rental Income increased $16.1 million primarily as follows:
•$7.8 million increase primarily related to our same-center portfolio as follows:
▪$4.3 million increase primarily due to a $0.43 increase in average minimum rent PSF;
▪$1.5 million increase primarily due to lease buyout income;
▪$1.1 million increase primarily due to an increase in recoverable income attributed to an increase in real estate taxes and common area maintenance spending; and
▪$0.7 million increase primarily due to a decrease in amounts reserved for Neighbors identified as credit risks.
•$8.2 million increase primarily related to our net acquisition activity.
Property Operating Expenses increased $3.4 million primarily as follows:
•$2.2 million increase from our same-center portfolio and corporate operating activities primarily due to higher compensation and insurance costs and an increase in common area maintenance spending; and
•$1.2 million increase primarily due to our net acquisition activity.
Real Estate Tax Expenses:
•The $2.2 million increase in real estate tax expenses is primarily due to our net acquisition activity.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	24

Interest Expense, Net:
•The $2.3 million increase was primarily due to increased debt outstanding in 2025. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Interest on senior notes	$11,659	$2,297
Interest on unsecured term loans, net	6,695	11,360
Interest on secured debt	4,055	4,506
Interest on revolving credit facility, net	1,261	3,159
Non-cash amortization and other	2,001	2,013
Loss on extinguishment or modification of debt and other, net	1	—
Interest expense, net	$25,672	$23,335

Weighted-average interest rate as of end of period	4.4%	4.3%
Weighted-average term (in years) as of end of period	5.3	3.6

Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Transaction and acquisition expenses	$(1,322)	$(1,174)
Federal, state, and local income tax expense	(146)	(137)
Equity in net income of unconsolidated investments	121	29
Other income	367	353
Other expense, net	$(980)	$(929)

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	25

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended March 31, 2025 and 2024(1):

	Total Deals		Inline Deals
	2025	2024	2025	2024
New leases:
Number of leases	78	84	71	79
Square footage (in thousands)	326	255	161	170
ABR (in thousands)	$6,289	$6,443	$4,281	$4,883
ABR PSF	$19.30	$25.24	$26.64	$28.67
Cost PSF of executing new leases	$20.84	$34.09	$36.77	$35.33
Number of comparable leases	35	43	33	40
Comparable rent spread	28.1%	29.1%	27.5%	37.4%
Weighted-average lease term (in years)	8.3	8.5	7.6	8.1
Renewals and options:
Number of leases	156	161	140	141
Square footage (in thousands)	1,216	1,052	329	301
ABR (in thousands)	$18,000	$17,142	$10,069	$8,672
ABR PSF (all leases)	$14.80	$16.30	$30.64	$28.86
ABR PSF prior to renewals (all leases)	$13.39	$14.78	$25.85	$24.94
Percentage increase in ABR PSF (comparable leases only)	9.9%	10.3%	17.4%	15.7%
Cost PSF of executing renewals and options	$0.17	$0.24	$0.63	$0.80
Number of comparable leases(2)	111	117	110	110
Comparable rent spread(2)	20.8%	16.9%	21.7%	19.2%
Weighted-average lease term (in years)	4.7	4.8	4.6	4.5
Portfolio retention rate	91.4%	87.9%	78.6%	83.3%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our same-center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three months ended March 31, 2025 and 2024, Same-Center NOI represents the NOI for the 280 properties that were wholly-owned and operational for the entire portion of all comparable reporting periods.
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

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	26

The table below presents our Same-Center NOI (dollars in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenues:
Rental income(1)	$121,343	$117,050	$4,293
Tenant recovery income	38,949	37,592	1,357
Reserves for uncollectibility(2)	(1,148)	(1,838)	690
Other property income	1,016	658	358
Total revenues	160,160	153,462	6,698	4.4%
Operating expenses:
Property operating expenses	25,411	24,078	(1,333)
Real estate taxes	19,655	18,657	(998)
Total operating expenses	45,066	42,735	(2,331)	(5.5)%
Total Same-Center NOI	$115,094	$110,727	$4,367	3.9%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$28,893	$19,626
Adjusted to exclude:
Fees and management income	(2,783)	(2,565)
Straight-line rental income(1)	(2,675)	(2,365)
Net amortization of above- and below-market leases	(1,944)	(1,419)
Lease buyout income	(1,739)	(246)
General and administrative expenses	12,086	11,813
Depreciation and amortization	65,274	60,206
Interest expense, net	25,672	23,335
(Gain) loss on disposal of property, net	(5,609)	5
Other expense, net	980	929
Property operating expenses related to fees and management income	896	1,026
NOI for real estate investments	119,051	110,345
Less: Non-same-center NOI(2)	(3,957)	382
Total Same-Center NOI	$115,094	$110,727

Period-end Same-Center Leased Occupancy %	97.2%	97.2%
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

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	27

The following table presents our calculation of Nareit FFO and Core FFO (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$28,893	$19,626
Adjustments:
Depreciation and amortization of real estate assets	64,897	59,776
(Gain) loss on disposal of property, net	(5,609)	5
Adjustments related to unconsolidated joint ventures	867	649
Nareit FFO attributable to stockholders and OP unit holders	$89,048	$80,056
Calculation of Core FFO Attributable to Stockholders and OP Unit Holders
Nareit FFO attributable to stockholders and OP unit holders	$89,048	$80,056
Adjustments:
Depreciation and amortization of corporate assets	377	430
Transaction and acquisition expenses	1,322	1,174
Loss on extinguishment or modification of debt and other, net	1	—
Adjustments related to unconsolidated joint ventures	25	3
Core FFO attributable to stockholders and OP unit holders	$90,773	$81,663

Nareit FFO/Core FFO Attributable to Stockholders and OP Unit Holders per diluted share
Weighted-average shares of common stock outstanding - diluted	138,640	136,404
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.64	$0.59
Core FFO attributable to stockholders and OP unit holders per share - diluted	$0.65	$0.60

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	28

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
Calculation of EBITDAre
Net income	$28,893	$19,626	$69,696
Adjustments:
Depreciation and amortization	65,274	60,206	253,016
Interest expense, net	25,672	23,335	96,990
(Gain) loss on disposal of property, net	(5,609)	5	30
Federal, state, and local tax expense	146	137	1,821
Adjustments related to unconsolidated joint ventures	1,278	928	4,025
EBITDAre	$115,654	$104,237	$425,578
Calculation of Adjusted EBITDAre
EBITDAre	$115,654	$104,237	$425,578
Adjustments:
Transaction and acquisition expenses	1,322	1,174	4,993
Adjustments related to unconsolidated joint ventures	25	3	13
Adjusted EBITDAre	$117,001	$105,414	$430,584

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
ATM Program—In February 2022, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, allowing up to $250 million in offerings. During the three months ended March 31, 2024, prior to the entry into the new program described below, we issued approximately 46,000 shares of our common stock

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	29

at a gross weighted average price of $37.05 per share under this ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions.
In February 2024, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. We issued no shares of our common stock under this ATM program during the three months ended March 31, 2025 and 2024. As of March 31, 2025, approximately $177 million of common stock remained available for issuance under the current ATM program.
DEBT—The following table summarizes information about our debt as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Total debt obligations, gross	$2,304,162	$2,137,336
Weighted-average interest rate	4.4%	4.3%
Weighted-average term (in years)	5.3	5.6

Revolving credit facility capacity(1)	$1,000,000	$800,000
Revolving credit facility availability(2)	751,771	738,904
(1)The revolving credit facility matures in January 2029, with options to extend the maturity for two additional six-month periods.
(2)Net of any outstanding balance and letters of credit.
Revolving Credit Facility—In January 2025, we amended our senior unsecured revolving credit facility. The amendment increased the aggregate borrowing capacity of the facility to $1 billion and extended the maturity date to January 2029, with options to extend the maturity for two additional six-month periods.
Debt Obligation Guarantees—At March 31, 2025, the Operating Partnership had issued and outstanding its unsecured senior notes due 2031, 2034, and 2035, all issued under effective registration statements. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the unsecured senior notes due 2031, 2034, and 2035 are, and on any future debt securities of the Operating Partnership registered under an effective registration statement will be, fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	30

FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of March 31, 2025 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$2,338,012	$2,166,326
Less: Cash and cash equivalents	7,058	5,470
Total net debt	$2,330,954	$2,160,856

Enterprise value:
Net debt	$2,330,954	$2,160,856
Total equity market capitalization(1)(2)	5,049,997	5,175,286
Total enterprise value	$7,380,951	$7,336,142
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 138.4 million and 138.2 million diluted shares as of March 31, 2025 and December 31, 2024, respectively, and the closing market price per share of $36.49 and $37.46 as of March 31, 2025 and December 31, 2024, respectively.
(2)Fully diluted shares include common stock and OP units.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,330,954	$2,160,856
Adjusted EBITDAre - annualized(1)	442,171	430,584
Net debt to Adjusted EBITDAre - annualized	5.3x	5.0x

Net debt to total enterprise value:
Net debt	$2,330,954	$2,160,856
Total enterprise value	7,380,951	7,336,142
Net debt to total enterprise value	31.6%	29.5%
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

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	31

During the three months ended March 31, 2025 and 2024, we had gross capital spend of $26.4 million and $12.9 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (in thousands):

	Three Months Ended March 31,
	2025	2024
Capital expenditures for real estate:
Capital improvements	$3,055	$1,263
Tenant improvements	9,578	5,413
Redevelopment and development	11,749	3,134
Total capital expenditures for real estate	24,382	9,810
Corporate asset capital expenditures	458	186
Capitalized indirect costs(1)	1,440	1,011
Total capital spending activity(2)	$26,280	$11,007
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
(2)Amounts reported are net of insurance proceeds of $0.1 million and $1.9 million for property damage claims for the three months ended March 31, 2025 and 2024, respectively.
We anticipate that obligations related to capital improvements, as well as redevelopment and development, in 2025 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 9%-12%. Our current in process projects represent an estimated total investment of $46.9 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	32

REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our property acquisitions (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Number of properties acquired	5	2
Number of outparcels acquired(1)(2)	—	1
Contract price	$138,425	$55,902
Total price of acquisitions(3)	139,107	56,186
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)During the three months ended March 31, 2024, we acquired an outparcel adjacent to a property that is owned by our unconsolidated joint venture, GRP I. Therefore, the outparcel was an addition to our total property count.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
REAL ESTATE DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table summarizes our real estate disposition activity for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Number of properties sold	1	—
Number of outparcels sold	—	—
Contract price	$24,850	$—
Proceeds (payments) from sale of real estate, net(1)(2)(3)	6,466	(4)
Gain (loss) on disposal of property, net(2)	5,609	(5)
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)We sold no properties during the three months ended March 31, 2024, but we recognized a minimal loss on disposal of property due to miscellaneous write-off activity and expenses related to previous and future potential dispositions.
(3)During the three months ended March 31, 2025, we sold one property for $24.9 million. We provided secured financing for this property sale, receiving a note receivable of $17.4 million.
DISTRIBUTIONS—For each month beginning January 2025 through March 2025, we declared and paid monthly distributions of $0.1025 per common share and OP unit.
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	33

CASH FLOW ACTIVITIES—As of March 31, 2025, we had cash and cash equivalents and restricted cash of $7.9 million, a net cash decrease of $0.8 million during the three months ended March 31, 2025.
Below is a summary of our cash flow activity (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change(1)
Net cash provided by operating activities	$60,542	$63,138	$(2,596)	(4.1)%
Net cash used in investing activities	(163,556)	(66,637)	(96,919)	(145.4)%
Net cash provided by financing activities	102,218	4,718	97,500	NM
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations—Most of our operating cash comes from rental and tenant recovery income received less property operating expenses, real estate taxes, and general and administrative costs paid. Property operations during the three months ended March 31, 2025 were positively impacted by a $4.4 million, or 3.9%, improvement in Same-Center NOI as compared to the same period in 2024. During the three months ended March 31, 2025, we had a net cash outlay of $27.7 million from changes in working capital as compared to a net cash outlay of $16.2 million during the same period in 2024. This change was primarily driven by the timing of interest payments resulting from our 2024 senior notes issued subsequent to March 31, 2024.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the three months ended March 31, 2025, our acquisitions resulted in a total cash outlay of $139.1 million, as compared to a total cash outlay of $56.2 million during the same period in 2024.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the three months ended March 31, 2025, we paid $26.4 million for capital expenditures, an increase of $13.4 million over the same period in 2024.
•Real estate dispositions—During the three months ended March 31, 2025, we sold one property resulting in a net cash inflow of $6.5 million. During the three months ended March 31, 2024, we sold no properties, but we had minimal net cash outflows for expenses related to previous and future potential dispositions.
•Investment in unconsolidated joint ventures—During the three months ended March 31, 2025, we invested $3.5 million in our investments in NRV and NGCF.
FINANCING ACTIVITIES—Our net cash provided by financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the three months ended March 31, 2025, we had $159.6 million in net borrowings primarily as a result of our net borrowings under our revolving credit facility and payments on our mortgage loans. During the three months ended March 31, 2024, we had $45.0 million in net borrowings of debt primarily as a result of our net borrowings under our revolving credit facility.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $17.1 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to the timing of the funding of our December 2024 distribution payment in January 2025 combined with an increase in shares of common stock outstanding as a result of issuances under the ATM program and our distribution rate increase.

CRITICAL ACCOUNTING ESTIMATES
“Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of our 2024 Annual Report on Form 10-K, filed with the SEC on February 11, 2025, contains a description of our critical accounting estimates, including those relating to the valuation of real estate assets and rental income. There have been no significant changes to our critical accounting estimates during 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2024 Annual Report on Form 10-K filed with the SEC on February 11, 2025.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	34

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of March 31, 2025, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors and other risks and uncertainties as described in “Part I, Item 1A. Risk Factors” of our 2024 Annual Report on Form 10-K filed with the SEC on February 11, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
UNREGISTERED SALE OF SECURITIES—During the three months ended March 31, 2025, we issued an aggregate of approximately 226,000 shares of common stock in redemption of approximately 226,000 ownership units of Phillips Edison Grocery Center Operating Partnership I, L.P. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASES—We have a share repurchase program approved by our Board of Directors of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program. The table below summarizes repurchases of our common stock made during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
January 1, 2025 - January 31, 2025(1)	8,170	$37.09	—	$250,000
February 1, 2025 - February 28, 2025	—	—	—	250,000
March 1, 2025 - March 31, 2025(1)	18,756	37.20	—	250,000
(1)Represents common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	35

ITEM 4. MINE SAFETY DISCLOSURES
None.
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
10.2
First Amendment to Second Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, dated February 4, 2025
Form 8-K, filed February 7, 2025, Exhibit 10.1
10.3
First Amendment to Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and KeyBank National Association, as administrative agent, dated February 4, 2025
Form 8-K, filed February 7, 2025, Exhibit 10.2
10.4
First Amendment to Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Capital One, National Association, as administrative agent, dated February 4, 2025
Form 8-K, filed February 7, 2025, Exhibit 10.3
10.5	*	Participation Agreement for Joe Schlosser dated March 3, 2025***
22.1	*	List of Issuers of Guaranteed Securities
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith
**Furnished herewith
***Compensatory Plan

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: April 25, 2025	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 25, 2025	By:	/s/ John P. Caulfield
John P. Caulfield
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY MARCH 31, 2025 FORM 10-Q	37