Form 10-Q
period 2025-06-30
Phillips Edison & Company, Inc.
filed 2025-07-25
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 125.6 million shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 18, 2025.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2025 AND DECEMBER 31, 2024
(Condensed and Unaudited)
(In thousands, except per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Investment in real estate:
Land and improvements	$1,947,583	$1,867,227
Building and improvements	4,266,147	4,085,713
In-place lease assets	542,416	523,209
Above-market lease assets	77,711	76,359
Total investment in real estate assets	6,833,857	6,552,508
Accumulated depreciation and amortization	(1,873,151)	(1,771,052)
Net investment in real estate assets	4,960,706	4,781,456
Investment in unconsolidated joint ventures	33,744	31,724
Total investment in real estate assets, net	4,994,450	4,813,180
Cash and cash equivalents	5,591	4,881
Restricted cash	3,585	3,768
Goodwill	29,066	29,066
Other assets, net	236,756	195,328
Total assets	$5,269,448	$5,046,223

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,393,114	$2,109,543
Below-market lease liabilities, net	121,140	116,096
Accounts payable and other liabilities	136,024	163,692
Deferred income	24,948	22,907
Total liabilities	2,675,226	2,412,238
Commitments and contingencies (see Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 125,611 and 125,120 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,256	1,251
Additional paid-in capital (“APIC”)	3,657,722	3,646,801
Accumulated other comprehensive income (“AOCI”)	1,989	4,305
Accumulated deficit	(1,370,828)	(1,332,435)
Total stockholders’ equity	2,290,139	2,319,922
Noncontrolling interests	304,083	314,063
Total equity	2,594,222	2,633,985
Total liabilities and equity	$5,269,448	$5,046,223

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$173,467	$158,286	$347,650	$316,354
Fees and management income	3,316	2,522	6,099	5,087
Other property income	970	707	2,315	1,376
Total revenues	177,753	161,515	356,064	322,817
Operating Expenses:
Property operating	29,322	27,399	59,258	53,933
Real estate taxes	21,279	19,474	42,358	38,328
General and administrative	12,922	11,133	25,008	22,946
Depreciation and amortization	71,203	61,172	136,477	121,378
Total operating expenses	134,726	119,178	263,101	236,585
Other:
Interest expense, net	(27,719)	(23,621)	(53,391)	(46,956)
(Loss) gain on disposal of property, net	(66)	(10)	5,543	(15)
Other expense, net	(990)	(1,720)	(1,970)	(2,649)
Net income	14,252	16,986	43,145	36,612
Net income attributable to noncontrolling interests	(1,468)	(1,715)	(4,052)	(3,671)
Net income attributable to stockholders	$12,784	$15,271	$39,093	$32,941
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 10)	$0.10	$0.12	$0.31	$0.27

Comprehensive income:
Net income	$14,252	$16,986	$43,145	$36,612
Other comprehensive (loss) income:
Change in unrealized value on interest rate swaps	(795)	(1,996)	(2,562)	909
Comprehensive income	13,457	14,990	40,583	37,521
Net income attributable to noncontrolling interests	(1,468)	(1,715)	(4,052)	(3,671)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	75	202	242	(92)
Reallocation of comprehensive income upon conversion of noncontrolling interests	3	6	4	16
Comprehensive income attributable to stockholders	$12,067	$13,483	$36,777	$33,774

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2025 and 2024
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at April 1, 2024	122,323	$1,223	$3,551,678	$13,144	$(1,266,541)	$2,299,504	$337,894	$2,637,398
Change in unrealized value on interest rate swaps	—	—	—	(1,794)	—	(1,794)	(202)	(1,996)
Common distributions declared, $0.2925 per share	—	—	—	—	(36,001)	(36,001)	—	(36,001)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,212)	(4,212)
Share-based compensation	25	—	1,168	—	—	1,168	2,057	3,225
Conversion of noncontrolling interests	60	1	1,463	6	—	1,470	(1,470)	—
Net income	—	—	—	—	15,271	15,271	1,715	16,986
Balance at June 30, 2024	122,408	$1,224	$3,554,309	$11,356	$(1,287,271)	$2,279,618	$335,782	$2,615,400

Balance at April 1, 2025	125,407	$1,254	$3,652,286	$2,706	$(1,344,819)	$2,311,427	$309,148	$2,620,575
Change in unrealized value on interest rate swaps	—	—	—	(720)	—	(720)	(75)	(795)
Common distributions declared, $0.3075 per share	—	—	—	—	(38,793)	(38,793)	—	(38,793)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,176)	(4,176)
Share-based compensation	24	—	1,187	—	—	1,187	1,972	3,159
Conversion of noncontrolling interests	180	2	4,249	3	—	4,254	(4,254)	—
Net income	—	—	—	—	12,784	12,784	1,468	14,252
Balance at June 30, 2025	125,611	$1,256	$3,657,722	$1,989	$(1,370,828)	$2,290,139	$304,083	$2,594,222

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30, 2025 and 2024
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2024	122,024	$1,220	$3,546,838	$10,523	$(1,248,273)	$2,310,308	$343,043	$2,653,351
Issuance of common stock	46	—	—	—	—	—	—	—
Change in unrealized value on interest rate swaps	—	—	—	817	—	817	92	909
Common distributions declared, $0.585 per share	—	—	—	—	(71,939)	(71,939)	—	(71,939)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,355)	(8,355)
Share-based compensation	86	1	1,280	—	—	1,281	3,541	4,822
Conversion of noncontrolling interests	252	3	6,191	16	—	6,210	(6,210)	—
Net income	—	—	—	—	32,941	32,941	3,671	36,612
Balance at June 30, 2024	122,408	$1,224	$3,554,309	$11,356	$(1,287,271)	$2,279,618	$335,782	$2,615,400

Balance at January 1, 2025	125,120	$1,251	$3,646,801	$4,305	$(1,332,435)	$2,319,922	$314,063	$2,633,985
Change in unrealized value on interest rate swaps	—	—	—	(2,320)	—	(2,320)	(242)	(2,562)
Common distributions declared, $0.615 per share	—	—	—	—	(77,486)	(77,486)	—	(77,486)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,227)	(8,227)
Share-based compensation	85	1	1,281	—	—	1,282	4,085	5,367
Conversion of noncontrolling interests	406	4	9,640	4	—	9,648	(9,648)	—
Net income	—	—	—	—	39,093	39,093	4,052	43,145
Balance at June 30, 2025	125,611	$1,256	$3,657,722	$1,989	$(1,370,828)	$2,290,139	$304,083	$2,594,222

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Condensed and Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,145	$36,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	135,703	120,487
Depreciation and amortization of corporate assets	774	891
Net amortization of above- and below-market leases	(4,072)	(2,989)
Amortization of deferred financing expenses	2,416	2,383
Amortization of debt and derivative adjustments	1,252	1,534
Loss on extinguishment or modification of debt, net	1	—
(Gain) loss on disposal of property, net	(5,543)	15
Straight-line rent, net	(4,947)	(4,439)
Share-based compensation	5,367	4,822
Return on investment in unconsolidated joint ventures	361	136
Other	(396)	(197)
Changes in operating assets and liabilities:
Other assets, net	(11,571)	(11,083)
Accounts payable and other liabilities	(5,828)	(6,573)
Net cash provided by operating activities	156,662	141,599
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions, net	(268,108)	(116,211)
Capital expenditures	(59,356)	(30,886)
Proceeds (payments) from sale of real estate, net	6,438	(8)
Investment in unconsolidated joint ventures	(3,550)	—
Return of investment in unconsolidated joint ventures	1,334	1,081
Investment in marketable securities	(6,002)	—
Insurance proceeds for property damage claims	122	2,788
Net cash used in investing activities	(329,122)	(143,236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	488,000	229,000
Payments on revolving credit facility	(517,000)	(363,000)
Proceeds from notes payable, net	346,164	341,698
Payments on mortgages and loans payable	(44,039)	(136,962)
Distributions paid	(90,312)	(60,015)
Distributions to noncontrolling interests	(9,826)	(7,014)
Net cash provided by financing activities	172,987	3,707
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	527	2,070
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	8,649	8,878
End of period	$9,176	$10,948

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$5,591	$7,058
Restricted cash	3,585	3,890
Cash, cash equivalents, and restricted cash at end of period	$9,176	$10,948

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Condensed and Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$50,717	$42,911
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	1,091	8
Secured loan receivable	17,395	—
Accrued capital expenditures	8,252	4,424
Assumed other liabilities	—	225
Change in distributions payable	(12,826)	11,924
Change in distributions payable - noncontrolling interests	(1,599)	1,341

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	7

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
As of June 30, 2025, we wholly-owned 303 real estate properties. Additionally, we owned a 14% interest in GRP I, which owned 20 properties, a 20% ownership interest in NRV, which owned two properties (one of which was acquired in 2025), and a 31% interest in NGCF, which owned two properties (one of which was acquired in 2025).
Subsequent to June 30, 2025, NGCF acquired one property for $24.4 million of which our prorated share was $7.6 million.

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
There were no changes to our significant accounting policies during the six months ended June 30, 2025. For a full summary of our significant accounting policies, refer to our 2024 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 11, 2025.
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the full year.
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
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized federal, state, and local income tax expense of $0.2 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations and comprehensive income (“consolidated statements of operations”).
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
Recently Issued or Adopted Accounting Pronouncements—There were no recently issued or adopted accounting pronouncements during the six months ended June 30, 2025 that impacted the Company.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	8

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental income related to fixed lease payments(1)	$130,485	$120,199	$258,020	$238,282
Rental income related to variable lease payments(1)(2)	40,131	35,084	81,852	73,261
Straight-line rent amortization(3)	2,017	1,832	4,531	3,825
Amortization of lease assets	2,101	1,553	4,002	2,959
Lease buyout income	179	205	1,918	451
Adjustments for collectibility(4)	(1,446)	(587)	(2,673)	(2,424)
Total rental income	$173,467	$158,286	$347,650	$316,354
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
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of June 30, 2025, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, were as follows (in thousands):

Year	Amount
Remaining 2025	$256,652
2026	497,461
2027	433,918
2028	356,777
2029	274,098
Thereafter	693,088
Total	$2,511,994
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of June 30, 2025. As of June 30, 2025, our wholly-owned real estate investments in Florida, California, and Texas represented 11.7%, 11.1%, and 10.4% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse natural or economic events in the Florida, California, and Texas real estate markets.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	9

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Number of properties acquired	10	4
Number of outparcels acquired(1)(2)	—	2
Contract price	$266,445	$115,352
Total price of acquisitions(3)	268,108	116,211
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)During the six months ended June 30, 2024, we acquired an outparcel adjacent to a property that is owned by our unconsolidated joint venture, GRP I. Therefore, the outparcel was an addition to our total property count.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
The aggregate purchase price of the assets acquired during the six months ended June 30, 2025 and 2024 was allocated as follows (in thousands):

	June 30, 2025	June 30, 2024
ASSETS
Land and improvements	$81,522	$44,313
Building and improvements	172,088	70,883
In-place lease assets	24,282	10,997
Above-market lease assets	2,021	503
Total assets	279,913	126,696

LIABILITIES
Below-market lease liabilities	11,805	10,260
Other liabilities assumed	—	225
Total liabilities	11,805	10,485

Net assets acquired	$268,108	$116,211
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the six months ended June 30, 2025 and 2024 were as follows (in years):

	June 30, 2025	June 30, 2024
Acquired in-place leases	7	11
Acquired above-market leases	9	12
Acquired below-market leases	13	15

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	10

Property Dispositions—The following table summarizes our real estate disposition activity for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Number of properties sold	1	—
Contract price	$24,850	$—
Proceeds (payments) from sale of real estate, net(1)(2)(3)	6,438	(8)
Gain (loss) on disposal of property, net(2)	5,543	(15)
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)We sold no properties during the six months ended June 30, 2024, but we recognized a minimal loss on disposal of property due to miscellaneous write-off activity and expenses related to previous and future potential dispositions.
(3)During the six months ended June 30, 2025, we sold one property for $24.9 million. We provided secured financing for this property sale, receiving a note receivable of $17.4 million.

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Other assets, net:
Deferred leasing commissions and costs	$57,428	$55,266
Deferred financing expenses(1)	16,346	9,037
Office equipment, including capital lease assets, and other	28,692	26,557
Corporate intangible assets	6,703	6,703
Total depreciable and amortizable assets	109,169	97,563
Accumulated depreciation and amortization	(56,272)	(53,330)
Net depreciable and amortizable assets	52,897	44,233
Accounts receivable, net(2)	50,515	46,099
Accounts receivable - affiliates	1,315	1,310
Secured loan receivable(3)	17,395	—
Deferred rent receivable, net(4)	76,559	71,954
Derivative assets	1,962	4,510
Prepaid expenses and other	15,460	13,071
Investment in third parties	6,856	6,731
Investment in marketable securities	13,797	7,420
Total other assets, net	$236,756	$195,328
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $3.2 million and $2.2 million of general reserves for uncollectible amounts as of June 30, 2025 and December 31, 2024, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $6.7 million and $6.8 million as of June 30, 2025 and December 31, 2024, respectively.
(3)Secured loan receivable relates to the financing provided for the sale of one of our properties during the six months ended June 30, 2025. See Note 4.
(4)Net of $4.0 million and $4.4 million of receivables removed as of June 30, 2025 and December 31, 2024, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	11

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Interest Rate(1)	June 30, 2025	December 31, 2024
Revolving credit facility	SOFR + 0.9%	$11,000	$40,000
Term loans(2)	3.9% - 5.4%	584,750	584,750
Senior unsecured notes due 2031	2.625%	350,000	350,000
Senior unsecured notes due 2032	5.250%	350,000	—
Senior unsecured notes due 2034	5.750%	350,000	350,000
Senior unsecured notes due 2035	4.950%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.2%	30,833	67,555
Finance lease liability		557	31
Discount on notes payable		(25,017)	(22,211)
Assumed market debt adjustments, net		320	84
Deferred financing expenses, net		(4,329)	(5,666)
Total		$2,393,114	$2,109,543

Weighted-average interest rate(3)		4.4%	4.3%
(1)Interest rates are as of June 30, 2025.
(2)Our term loans carry an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus a spread. While most of the rates are fixed through the use of swaps, a portion of these loans are not subject to a swap, and thus are still indexed to SOFR.
(3)Includes the effects of derivative financial instruments as of June 30, 2025 and December 31, 2024 (see Notes 7 and 12).
2025 Debt Activity—In June 2025, we issued $350 million of 5.250% senior notes due 2032 at an issue price of 99.832% in an underwritten offering. The offering resulted in gross proceeds of $347.2 million, which were used to pay down our revolving credit facility.
The 2025 senior note issuance is fully and unconditionally guaranteed by us.
Revolving Credit Facility—In January 2025, we amended our senior unsecured revolving credit facility. The amendment increased the aggregate borrowing capacity of the facility to $1 billion and extended the maturity date to January 2029, with options to extend the maturity for two additional six-month periods.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of June 30, 2025 and December 31, 2024 is summarized below (in thousands):

	June 30, 2025	December 31, 2024
As to interest rate(1):
Fixed-rate debt	$2,301,390	$1,987,586
Variable-rate debt	120,750	149,750
Total	$2,422,140	$2,137,336
As to collateralization:
Unsecured debt	$1,995,750	$1,674,750
Secured debt	426,390	462,586
Total	$2,422,140	$2,137,336
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of June 30, 2025, $475 million in variable-rate debt is hedged to a fixed rate for a weighted-average period of 0.8 years (see Notes 7 and 12).

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	12

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $2.0 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Count	3	3
Notional amount	$475,000	$475,000
Fixed SOFR	2.8% - 3.4%	2.8% - 3.4%
Maturity date	2025 - 2026	2025 - 2026
Weighted-average term (in years)	0.8	1.3
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amount of gain recognized in Other Comprehensive Income	$502	$2,524	$29	$9,978
Amount of gain reclassified from AOCI into Interest Expense, Net	(1,297)	(4,520)	(2,591)	(9,069)
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of June 30, 2025, there were no derivatives with a fair value in a net liability position, which would include accrued interest but exclude any adjustment for nonperformance risk related to these agreements.

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

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	13

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
As of June 30, 2025, we had four letters of credit outstanding totaling approximately $26.2 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of our Board of Directors (the “Board”). Our charter does not provide for cumulative voting in the election of directors.
At-the-Market Offering (“ATM”)—In February 2022, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, allowing up to $250 million in offerings. During the six months ended June 30, 2024, prior to the entry into the new program described below, we issued approximately 46,000 shares of our common stock at a gross weighted average price of $37.05 per share under this ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions.
In February 2024, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. We issued no shares of our common stock under this ATM program during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, approximately $177 million of common stock remained available for issuance under the current ATM program.
Distributions—For each month beginning January 2025 through June 2025, we declared and paid monthly distributions of $0.1025 per common share and Operating Partnership unit (“OP unit”). Distributions paid to stockholders and OP unit holders of record subsequent to June 30, 2025 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
June	6/16/2025	7/1/2025	$0.1025	$14,154
Convertible Noncontrolling Interests—As of June 30, 2025 and December 31, 2024, we had approximately 12.8 million outstanding non-voting OP units. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of June 30, 2025 and December 31, 2024 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
The table below is a summary of our OP unit activity for the three and six months ended June 30, 2025 and 2024 (dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OP units converted into shares of common stock(1)	180	60	406	252
Distributions declared on OP units(2)	$4,176	$4,212	$8,227	$8,355
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

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	14

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
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to stockholders - basic	$12,784	$15,271	$39,093	$32,941
Net income attributable to convertible OP units(1)	1,468	1,715	4,052	3,671
Net income - diluted	$14,252	$16,986	$43,145	$36,612
Denominator:
Weighted-average shares - basic	125,516	122,391	125,381	122,306
OP units(1)	12,865	13,676	12,968	13,714
Dilutive restricted stock awards	529	372	580	436
Adjusted weighted-average shares - diluted	138,910	136,439	138,929	136,456
Earnings per common share:
Basic and diluted income per share	$0.10	$0.12	$0.31	$0.27
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Recurring fees(1)	$1,124	$983	$2,276	$1,998
Transactional revenue and reimbursements(2)	765	726	1,374	1,300
Insurance premiums(3)	1,427	813	2,449	1,789
Total fees and management income	$3,316	$2,522	$6,099	$5,087
(1)Recurring fees include asset management fees and property management fees.
(2)Transactional revenue includes items such as leasing commissions and construction management fees.
(3)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers and board members, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of June 30, 2025, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $115.2 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	15

Other Related Party Matters— As of June 30, 2025, we were the limited guarantor of $173.8 million, $47.5 million, and $17.9 million in mortgage loans secured, respectively, by GRP I, NRV, and NGCF properties. Our guaranties for the GRP I, NRV, and NGCF debt are limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to agreements with GRP I, NRV, and NGCF in which any potential liability under such guaranties will be apportioned between us and GRP I, NRV, and NGCF based on our respective ownership percentages in the joint ventures. We had no liability recorded on our consolidated balance sheets for the guaranties as of June 30, 2025 and December 31, 2024.

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
The following is a summary of borrowings as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$11,000	$11,095	$40,000	$40,088
Term loans	582,266	587,308	580,928	587,341
Senior unsecured notes due 2031	344,785	304,535	344,417	292,810
Senior unsecured notes due 2032	346,181	353,115	—	—
Senior unsecured notes due 2034	342,237	359,520	341,919	350,735
Senior unsecured notes due 2035	341,780	339,010	341,453	329,280
Secured portfolio loan facilities	393,297	365,835	393,056	359,194
Mortgages(2)	31,568	30,311	67,770	66,883
Total	$2,393,114	$2,350,729	$2,109,543	$2,026,331
(1)As of June 30, 2025 and December 31, 2024, respectively, recorded principal balances include: (i) net deferred financing fees of $4.3 million and $5.7 million; (ii) assumed market debt adjustments of $0.3 million and $0.1 million; and (iii) notes payable discounts of $25.0 million and $22.2 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the six months ended June 30, 2025 and the year ended December 31, 2024 were as follows (in thousands):

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities(1)	$13,797	$—	$—	$7,420	$—	$—
Derivative assets(1)(2)	—	1,962	—	—	4,510	—
(1)We record marketable securities and derivative assets in Other Assets, Net on our consolidated balance sheets.
(2)The fair values of the derivative assets exclude associated accrued interest receivable of $0.4 million and $0.5 million as of June 30, 2025 and December 31, 2024, respectively.
Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.
Derivative Instruments—As of June 30, 2025 and December 31, 2024, we had interest rate swaps that fixed SOFR on portions of our unsecured term loan facilities.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	16

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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2025 and December 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. There were no impairment charges recorded during the three and six months ended June 30, 2025 and 2024.
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
Our Real Estate Properties segment derives a majority of its revenue from the lease contracts it enters into as a lessor, which are all in the form of operating leases. Further, our lease contracts typically provide for reimbursements from tenants for common area maintenance, insurance, and real estate tax expense. No single tenant comprised 10% or more of our aggregate ABR for the three and six months ended June 30, 2025 and 2024.
Our CODM is Mr. Edison, our Chairman and Chief Executive Officer. Our CODM assesses performance, makes decisions, and allocates operating and capital resources of the Real Estate Properties segment by utilizing net income (loss) on a consolidated basis. Our CODM evaluates net income (loss) by monitoring budget versus actual as well as variance analysis to prior periods to analyze the performance of the segment. Information about the net income (loss) of the Real Estate Properties segment that is regularly reviewed by our CODM, including revenue and significant expenses, was as follows for the three and six months ended June 30, 2025 and 2024 (in thousands):

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	17

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$173,467	$158,286	$347,650	$316,354
Fees and management income	3,316	2,522	6,099	5,087
Other property income	970	707	2,315	1,376
Total revenues	177,753	161,515	356,064	322,817
Operating Expenses:
Property operating(1)	29,322	27,399	59,258	53,933
Real estate taxes	21,279	19,474	42,358	38,328
Employee-related expenses	8,177	6,680	16,634	14,179
Other general and administrative expenses(2)	4,745	4,453	8,374	8,767
Depreciation and amortization	71,203	61,172	136,477	121,378
Total operating expenses	134,726	119,178	263,101	236,585
Other:
Interest expense, net(3)	(27,719)	(23,621)	(53,391)	(46,956)
(Loss) gain on disposal of property, net	(66)	(10)	5,543	(15)
Other expense, net	(990)	(1,720)	(1,970)	(2,649)
Net income	$14,252	$16,986	$43,145	$36,612
Net income attributable to noncontrolling interests	(1,468)	(1,715)	(4,052)	(3,671)
Net income attributable to stockholders	$12,784	$15,271	$39,093	$32,941
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

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	18

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
Our KPIs and terminology can be grouped into three key areas:

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	19

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

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	20

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
As of June 30, 2025, we owned equity interests in 327 shopping centers, including 303 wholly-owned shopping centers and 24 shopping centers owned through three unconsolidated joint ventures, which comprised approximately 36.6 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to the Managed Funds.
2025 SENIOR NOTE ISSUANCES—In June 2025, we issued $350 million of 5.250% senior notes due 2032 at an issue price of 99.832% in an underwritten offering.
The 2025 senior note issuances are fully and unconditionally guaranteed by us.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of June 30, 2025 and 2024 (dollars and square feet in thousands):

	June 30, 2025	June 30, 2024
Number of properties	303	286
Number of states	31	31
Total square feet	33,979	32,594
ABR	$531,544	$487,536
% ABR from omni-channel grocery-anchored shopping centers	95.1%	97.0%
Leased occupancy %:
Total portfolio spaces	97.4%	97.5%
Anchor spaces	98.9%	98.8%
Inline spaces	94.8%	95.1%
Average remaining lease term (in years)(1)	4.4	4.4
(1)The average remaining lease term in years excludes future options to extend the term of the lease.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	21

The following table details information for our unconsolidated joint ventures as of June 30, 2025, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	June 30, 2025
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
GRP I	14%	20	$33,059	2,214
NRV	20%	2	5,797	263
NGCF	31%	2	2,307	108
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations for our over 3,500 unique Neighbors, excluding our Neighbors who are occupying space on a temporary basis, after June 30, 2025 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures:

$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(dollars in millions)
(square feet in thousands)
$3.9
$14.5
$67.1
$72.3
$85.1
$87.2
$71.2
$32.5
$24.6
$20.0
$21.5
$38.2
MTM (84)
2025 (274)
2026 (876)
2027 (956)
2028 (941)
2029 (906)
2030 (665)
2031 (312)
2032 (225)
2033 (209)
2034 (203)
2035+ (304)
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
See “Results of Operations - Leasing Activity” below for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	22

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, by Neighbor type as of June 30, 2025:

Leased Square Feet by Neighbor Type

National & Regional: 37.0%
Grocery: 45.1%
Local: 17.9%

ABR
by Neighbor Type

National & Regional: 43.7%
Grocery: 28.8%
Local: 27.5%

The following charts present the composition of our portfolio by Neighbor industry as of June 30, 2025:

Leased Square Feet by Neighbor Industry

Grocery: 45.1%
Retail Stores: 23.1%
Services: 20.7%
Restaurant: 11.1%

ABR
by Neighbor Industry
Retail Stores: 21.1%
Services: 30.2%
Restaurant: 19.9%
Grocery: 28.8%

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	23

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
TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, as of June 30, 2025 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$30,334	5.6%	3,682	11.0%	66
Publix	26,500	4.9%	2,483	7.4%	62
Albertsons	19,778	3.7%	1,780	5.3%	32
Ahold Delhaize	17,971	3.3%	1,249	3.7%	23
Walmart	8,483	1.6%	1,733	5.2%	12
Giant Eagle	7,390	1.4%	759	2.3%	10
TJX Companies	7,292	1.4%	603	1.8%	21
Sprouts Farmers Market	6,205	1.2%	389	1.2%	13
Raley's	4,701	0.9%	288	0.9%	5
Dollar Tree	4,540	0.8%	407	1.2%	40
Starbucks Corporation	3,876	0.7%	82	0.2%	42
Planet Fitness	3,520	0.7%	276	0.8%	13
Big Y	3,487	0.7%	167	0.5%	3
UNFI (SuperValu)	3,476	0.7%	336	1.0%	5
Subway Group	2,995	0.6%	100	0.3%	69
United Parcel Service	2,982	0.6%	101	0.3%	80
Pet Supplies Plus	2,861	0.5%	180	0.5%	23
Great Clips, Inc.	2,783	0.5%	92	0.3%	81
Trader Joe's	2,776	0.5%	122	0.4%	9
H&R Block, Inc.	2,769	0.5%	100	0.3%	60
Total	$164,719	30.8%	14,929	44.6%	669
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

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	24

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Three Months Ended June 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2025	2024	$	%(1)
Revenues:
Rental income	$173,467	$158,286	$15,181	9.6%
Fees and management income	3,316	2,522	794	31.5%
Other property income	970	707	263	37.2%
Total revenues	177,753	161,515	16,238	10.1%
Operating Expenses:
Property operating	29,322	27,399	(1,923)	(7.0)%
Real estate taxes	21,279	19,474	(1,805)	(9.3)%
General and administrative	12,922	11,133	(1,789)	(16.1)%
Depreciation and amortization	71,203	61,172	(10,031)	(16.4)%
Total operating expenses	134,726	119,178	(15,548)	(13.0)%
Other:
Interest expense, net	(27,719)	(23,621)	(4,098)	(17.3)%
Loss on disposal of property, net	(66)	(10)	(56)	NM
Other expense, net	(990)	(1,720)	730	42.4%
Net income	14,252	16,986	(2,734)	(16.1)%
Net income attributable to noncontrolling interests	(1,468)	(1,715)	247	14.4%
Net income attributable to stockholders	$12,784	$15,271	$(2,487)	(16.3)%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 280 properties that were owned and operational prior to January 1, 2024. We define our non-same-center portfolio as those properties that were not fully owned and operational in both periods owing primarily to real estate asset activity occurring after December 31, 2023, which includes one property disposed of and 23 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended June 30, 2025 and 2024:
Rental Income increased $15.2 million primarily as follows:
•$3.8 million increase primarily related to our same-center portfolio as follows:
▪$2.9 million increase primarily due to a $0.43 increase in average minimum rent PSF, partially offset by a 0.2% decline in average occupancy; and
▪$1.8 million increase primarily due to an increase in recoverable income attributed to an increase in common area maintenance spending and real estate taxes; partially offset by
▪$0.6 million decrease primarily due to an increase in amounts reserved for Neighbors identified as credit risks.
•$11.4 million increase primarily related to our net acquisition activity.
Fees and Management Income:
•The $0.8 million increase in fees and management income was primarily due to higher insurance premium income from our captive insurance company and an increase in fees from our unconsolidated joint ventures.
Property Operating Expenses increased $1.9 million primarily as follows:
•$0.2 million increase from our same-center portfolio and corporate operating activities primarily due to higher compensation costs partially offset by lower insurance costs; and
•$1.6 million increase primarily due to our net acquisition activity.
Real Estate Tax Expenses:
•The $1.8 million increase in real estate tax expenses is primarily due to our net acquisition activity.

General and Administrative Expenses:
•The $1.8 million increase in general and administrative expenses is primarily due to our growth initiatives resulting in increased compensation expense, owing largely to increased headcount, higher performance-based compensation, and increased overhead attributed to travel expenses and technology-related costs.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	25

Depreciation and Amortization Expenses:
•The $10.0 million increase in depreciation and amortization was primarily due to our net acquisition activity and the impact of our tear down and redevelopment of certain Publix locations.
Interest Expense, Net:
•The $4.1 million increase was primarily due to increased debt outstanding in 2025. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Interest on senior notes	$12,374	$5,011
Interest on unsecured term loans, net	6,838	10,124
Interest on secured debt	3,812	4,494
Interest on revolving credit facility, net	2,821	1,888
Non-cash amortization and other	1,874	2,105
Gain on extinguishment or modification of debt and other, net	—	(1)
Interest expense, net	$27,719	$23,621

Weighted-average interest rate as of end of period	4.4%	4.2%
Weighted-average term (in years) as of end of period	5.6	4.8

Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Three Months Ended June 30,
	2025	2024
Transaction and acquisition expenses	$(1,789)	$(1,146)
Federal, state, and local income tax expense	(234)	(464)
Equity in net income (loss) of unconsolidated investments	169	(26)
Other income (loss)	864	(84)
Other expense, net	$(990)	$(1,720)

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	26

SUMMARY OF OPERATING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Six Months Ended June 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2025	2024	$	%(1)
Revenues:
Rental income	$347,650	$316,354	$31,296	9.9%
Fees and management income	6,099	5,087	1,012	19.9%
Other property income	2,315	1,376	939	68.2%
Total revenues	356,064	322,817	33,247	10.3%
Operating Expenses:
Property operating	59,258	53,933	(5,325)	(9.9)%
Real estate taxes	42,358	38,328	(4,030)	(10.5)%
General and administrative	25,008	22,946	(2,062)	(9.0)%
Depreciation and amortization	136,477	121,378	(15,099)	(12.4)%
Total operating expenses	263,101	236,585	(26,516)	(11.2)%
Other:
Interest expense, net	(53,391)	(46,956)	(6,435)	(13.7)%
Gain (loss) on disposal of property, net	5,543	(15)	5,558	NM
Other expense, net	(1,970)	(2,649)	679	25.6%
Net income	43,145	36,612	6,533	17.8%
Net income attributable to noncontrolling interests	(4,052)	(3,671)	(381)	(10.4)%
Net income attributable to stockholders	$39,093	$32,941	$6,152	18.7%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
For details surrounding our basis for analyzing significant fluctuations in our results of operations as well as definitions related to our portfolio of real estate assets, please see “Summary of Operating Activities for the Three Months Ended June 30, 2025 and 2024” above. Below are explanations of the significant fluctuations in the results of operations for the six months ended June 30, 2025 and 2024:
Rental Income increased $31.3 million as follows:
•$11.7 million increase related to our same-center portfolio primarily as follows:
▪$7.1 million increase primarily due to a $0.44 increase in average minimum rent PSF, partially offset by a 0.2% decline in average occupancy;
▪$2.9 million increase primarily due to an increase in recoverable income attributed to an increase in common area maintenance spending and real estate taxes; and
▪$1.4 million increase primarily due to lease buyout income.
•$19.6 million increase primarily related to our net acquisition activity.
Fees and Management Income:
•The $1.0 million increase in fees and management income was primarily due to higher insurance premium income and an increase in fees from our unconsolidated joint ventures.
Property Operating Expenses increased $5.3 million primarily as follows:
•$2.5 million increase from our same-center portfolio and corporate operating activities primarily due to higher compensation costs; and
•$2.8 million increase primarily due to our net acquisition activity.
Real Estate Tax Expenses:
•The $4.0 million increase in real estate tax expenses was primarily due to our net acquisition activity.
General and Administrative Expenses:
•The $2.1 million increase in general and administrative expenses is primarily due to our growth initiatives resulting in increased compensation expense owing largely to higher performance-based compensation and increased headcount; partially offset by lower third-party consultant costs.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	27

Depreciation and Amortization Expenses:
•The $15.1 million increase in depreciation and amortization was primarily due to our net acquisition activity and the impact of our tear down and redevelopment of certain Publix locations.
Interest Expense, Net:
•The $6.4 million increase was primarily due to increased debt outstanding in 2025. Interest Expense, Net was comprised of the following (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Interest on senior notes	$24,033	$7,308
Interest on unsecured term loans, net	13,533	21,484
Interest on secured debt	7,867	9,000
Interest on revolving credit facility, net	4,082	5,047
Non-cash amortization and other	3,875	4,118
Loss (gain) on extinguishment or modification of debt and other, net	1	(1)
Interest expense, net	$53,391	$46,956

Weighted-average interest rate as of end of period	4.4%	4.2%
Weighted-average term (in years) as of end of period	5.6	4.8
Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Transaction and acquisition expenses	$(3,111)	$(2,320)
Federal, state, and local income tax expense	(380)	(601)
Equity in net income of unconsolidated investments	290	3
Other income	1,231	269
Other expense, net	$(1,970)	$(2,649)

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	28

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended June 30, 2025 and 2024(1):

	Total Deals		Inline Deals
	2025	2024	2025	2024
New leases:
Number of leases	94	93	89	84
Square footage (in thousands)	305	412	201	212
ABR (in thousands)	$6,654	$8,749	$5,392	$6,347
ABR PSF	$21.84	$21.23	$26.87	$29.99
Cost PSF of executing new leases	$34.90	$33.03	$34.41	$50.32
Number of comparable leases	40	41	37	37
Comparable rent spread	34.6%	34.4%	28.1%	31.9%
Weighted-average lease term (in years)	8.5	8.8	7.6	8.5
Renewals and options:
Number of leases	182	184	164	165
Square footage (in thousands)	1,098	1,287	352	335
ABR (in thousands)	$17,358	$18,947	$9,737	$9,398
ABR PSF (all leases)	$15.81	$14.72	$27.66	$28.05
ABR PSF prior to renewals (all leases)	$14.03	$13.24	$23.61	$23.79
Percentage increase in ABR PSF (comparable leases only)	13.0%	12.7%	17.8%	17.9%
Cost PSF of executing renewals and options	$0.21	$0.18	$0.64	$0.65
Number of comparable leases(2)	140	147	133	143
Comparable rent spread(2)	19.1%	20.5%	20.7%	19.7%
Weighted-average lease term (in years)	4.8	5.7	4.3	4.5
Portfolio retention rate	93.6%	88.7%	86.1%	84.8%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	29

Below is a summary of leasing activity for our wholly-owned properties for the six months ended June 30, 2025 and 2024(1):

	Total Deals		Inline Deals
	2025	2024	2025	2024
New leases:
Number of leases	172	177	160	163
Square footage (in thousands)	631	667	361	382
ABR (in thousands)	$12,942	$15,192	$9,673	$11,229
ABR PSF	$20.53	$22.76	$26.77	$29.40
Cost PSF of executing new leases	$27.64	$33.44	$35.46	$43.64
Number of comparable leases	75	84	70	77
Comparable rent spread	31.8%	31.9%	27.8%	34.3%
Weighted-average lease term (in years)	8.4	8.7	7.6	8.3
Renewals and options:
Number of leases	338	345	304	306
Square footage (in thousands)	2,314	2,339	681	636
ABR (in thousands)	$35,358	$36,089	$19,805	$18,069
ABR PSF (all leases)	$15.28	$15.43	$29.10	$28.43
ABR PSF prior to renewals (all leases)	$13.69	$13.93	$24.69	$24.33
Percentage increase in ABR PSF (comparable leases only)	11.4%	11.4%	17.6%	16.6%
Cost PSF of executing renewals and options	$0.19	$0.21	$0.64	$0.72
Number of comparable leases(2)	251	264	243	253
Comparable rent spread(2)	19.9%	18.7%	21.2%	19.5%
Weighted-average lease term (in years)	4.8	5.3	4.4	4.5
Portfolio retention rate	92.4%	88.2%	82.2%	84.1%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our same-center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three and six months ended June 30, 2025 and 2024, Same-Center NOI represents the NOI for the 280 properties that were wholly-owned and operational for the entire portion of all comparable reporting periods.
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

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	30

The table below presents our Same-Center NOI (dollars in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues:
Rental income(1)	$119,559	$116,653	$2,906		$240,902	$233,703	$7,199
Tenant recovery income	38,014	35,936	2,078		76,963	73,528	3,435
Reserves for uncollectibility(2)	(1,202)	(597)	(605)		(2,350)	(2,435)	85
Other property income	799	703	96		1,815	1,361	454
Total revenues	157,170	152,695	4,475	2.9%	317,330	306,157	11,173	3.6%
Operating expenses:
Property operating expenses	23,516	23,477	(39)		48,927	47,554	(1,373)
Real estate taxes	19,192	19,394	202		38,847	38,050	(797)
Total operating expenses	42,708	42,871	163	0.4%	87,774	85,604	(2,170)	(2.5)%
Total Same-Center NOI	$114,462	$109,824	$4,638	4.2%	$229,556	$220,553	$9,003	4.1%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$14,252	$16,986	$43,145	$36,612
Adjusted to exclude:
Fees and management income	(3,316)	(2,522)	(6,099)	(5,087)
Straight-line rental income(1)	(2,279)	(2,072)	(4,954)	(4,437)
Net amortization of above- and below-market leases	(2,128)	(1,570)	(4,072)	(2,989)
Lease buyout income	(179)	(205)	(1,918)	(451)
General and administrative expenses	12,922	11,133	25,008	22,946
Depreciation and amortization	71,203	61,172	136,477	121,378
Interest expense, net	27,719	23,621	53,391	46,956
Loss (gain) on disposal of property, net	66	10	(5,543)	15
Other expense, net	990	1,720	1,970	2,649
Property operating expenses related to fees and management income	1,007	319	1,903	1,345
NOI for real estate investments	120,257	108,592	239,308	218,937
Less: Non-same-center NOI(2)	(5,795)	1,232	(9,752)	1,616
Total Same-Center NOI	$114,462	$109,824	$229,556	$220,553

Period-end Same-Center Leased Occupancy %			97.6%	97.5%
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

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	31

The following table presents our calculation of Nareit FFO and Core FFO (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$14,252	$16,986	$43,145	$36,612
Adjustments:
Depreciation and amortization of real estate assets	70,806	60,711	135,703	120,487
Loss (gain) on disposal of property, net	66	10	(5,543)	15
Adjustments related to unconsolidated joint ventures	892	661	1,759	1,310
Nareit FFO attributable to stockholders and OP unit holders	$86,016	$78,368	$175,064	$158,424
Calculation of Core FFO Attributable to Stockholders and OP Unit Holders
Nareit FFO attributable to stockholders and OP unit holders	$86,016	$78,368	$175,064	$158,424
Adjustments:
Depreciation and amortization of corporate assets	397	461	774	891
Transaction and acquisition expenses	1,789	1,146	3,111	2,320
(Gain) loss on extinguishment or modification of debt and other, net	—	(1)	1	(1)
Adjustments related to unconsolidated joint ventures	7	2	32	5
Core FFO attributable to stockholders and OP unit holders	$88,209	$79,976	$178,982	$161,639

Nareit FFO/Core FFO Attributable to Stockholders and OP Unit Holders per diluted share
Weighted-average shares of common stock outstanding - diluted	138,910	136,439	138,929	136,456
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.62	$0.57	$1.26	$1.16
Core FFO attributable to stockholders and OP unit holders per share - diluted	$0.64	$0.59	$1.29	$1.18

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	32

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Calculation of EBITDAre
Net income	$14,252	$16,986	$43,145	$36,612	$69,696
Adjustments:
Depreciation and amortization	71,203	61,172	136,477	121,378	253,016
Interest expense, net	27,719	23,621	53,391	46,956	96,990
Loss (gain) on disposal of property, net	66	10	(5,543)	15	30
Federal, state, and local tax expense	234	464	380	601	1,821
Adjustments related to unconsolidated joint ventures	1,366	934	2,644	1,862	4,025
EBITDAre	$114,840	$103,187	$230,494	$207,424	$425,578
Calculation of Adjusted EBITDAre
EBITDAre	$114,840	$103,187	$230,494	$207,424	$425,578
Adjustments:
Transaction and acquisition expenses	1,789	1,146	3,111	2,320	4,993
Adjustments related to unconsolidated joint ventures	7	2	32	5	13
Adjusted EBITDAre	$116,636	$104,335	$233,637	$209,749	$430,584

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
ATM Program—In February 2022, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, allowing up to $250 million in offerings. During the six months ended June 30, 2024, prior to the entry into the new program described below, we issued approximately 46,000 shares of our common stock

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	33

at a gross weighted average price of $37.05 per share under this ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions.
In February 2024, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. We issued no shares of our common stock under this ATM program during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, approximately $177 million of common stock remained available for issuance under the current ATM program.
DEBT—The following table summarizes information about our debt as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Total debt obligations, gross	$2,422,140	$2,137,336
Weighted-average interest rate	4.4%	4.3%
Weighted-average term (in years)	5.6	5.6

Revolving credit facility capacity(1)	$1,000,000	$800,000
Revolving credit facility availability(2)	962,771	738,904
(1)The revolving credit facility matures in January 2029, with options to extend the maturity for two additional six-month periods.
(2)Net of any outstanding balance and letters of credit.
In June 2025, we issued $350 million of 5.250% senior notes due 2032 at an issue price of 99.832% in an underwritten offering.
The 2025 senior note issuance is fully and unconditionally guaranteed by us.
Revolving Credit Facility—In January 2025, we amended our senior unsecured revolving credit facility. The amendment increased the aggregate borrowing capacity of the facility to $1 billion and extended the maturity date to January 2029, with options to extend the maturity for two additional six-month periods.
Debt Obligation Guarantees—At June 30, 2025, the Operating Partnership had issued and outstanding its unsecured senior notes due 2031, 2032, 2034, and 2035, all issued under effective registration statements. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the unsecured senior notes due 2031, 2032, 2034, and 2035 are, and on any future debt securities of the Operating Partnership registered under an effective registration statement will be, fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	34

FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of June 30, 2025 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$2,461,548	$2,166,326
Less: Cash and cash equivalents	6,915	5,470
Total net debt	$2,454,633	$2,160,856

Enterprise value:
Net debt	$2,454,633	$2,160,856
Total equity market capitalization(1)(2)	4,848,993	5,175,286
Total enterprise value	$7,303,626	$7,336,142
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 138.4 million and 138.2 million diluted shares as of June 30, 2025 and December 31, 2024, respectively, and the closing market price per share of $35.03 and $37.46 as of June 30, 2025 and December 31, 2024, respectively.
(2)Fully diluted shares include common stock and OP units.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,454,633	$2,160,856
Adjusted EBITDAre - annualized(1)	454,472	430,584
Net debt to Adjusted EBITDAre - annualized	5.4x	5.0x

Net debt to total enterprise value:
Net debt	$2,454,633	$2,160,856
Total enterprise value	7,303,626	7,336,142
Net debt to total enterprise value	33.6%	29.5%
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

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	35

During the six months ended June 30, 2025 and 2024, we had gross capital spend of $59.4 million and $30.9 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (in thousands):

	Six Months Ended June 30,
	2025	2024
Capital expenditures for real estate:
Capital improvements	$10,004	$4,648
Tenant improvements	15,700	13,347
Redevelopment and development	29,798	7,348
Total capital expenditures for real estate	55,502	25,343
Corporate asset capital expenditures	799	513
Capitalized indirect costs(1)	2,933	2,242
Total capital spending activity(2)	$59,234	$28,098
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest expense.
(2)Amounts reported are net of insurance proceeds of $0.1 million and $2.8 million for property damage claims for the six months ended June 30, 2025 and 2024, respectively.
We anticipate that obligations related to capital improvements, as well as redevelopment and development, in 2025 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 9%-12%. Our current in process projects represent an estimated total investment of $65.0 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	36

REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our property acquisitions (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Number of properties acquired	10	4
Number of outparcels acquired(1)(2)	—	2
Contract price	$266,445	$115,352
Total price of acquisitions(3)	268,108	116,211
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)During the six months ended June 30, 2024, we acquired an outparcel adjacent to a property that is owned by our unconsolidated joint venture, GRP I. Therefore, the outparcel was an addition to our total property count.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
REAL ESTATE DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table summarizes our real estate disposition activity for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Number of properties sold	1	—
Contract price	$24,850	$—
Proceeds (payments) from sale of real estate, net(1)(2)(3)	6,438	(8)
Gain (loss) on disposal of property, net(2)	5,543	(15)
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)We sold no properties during the six months ended June 30, 2024, but we recognized a minimal loss on disposal of property due to miscellaneous write-off activity and expenses related to previous and future potential dispositions.
(3)During the six months ended June 30, 2025, we sold one property for $24.9 million. We provided secured financing for this property sale, receiving a note receivable of $17.4 million.
DISTRIBUTIONS—For each month beginning January 2025 through June 2025, we declared and paid monthly distributions of $0.1025 per common share and OP unit.
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	37

CASH FLOW ACTIVITIES—As of June 30, 2025, we had cash and cash equivalents and restricted cash of $9.2 million, a net cash increase of $0.5 million during the six months ended June 30, 2025.
Below is a summary of our cash flow activity (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change(1)
Net cash provided by operating activities	$156,662	$141,599	$15,063	10.6%
Net cash used in investing activities	(329,122)	(143,236)	(185,886)	(129.8)%
Net cash provided by financing activities	172,987	3,707	169,280	NM
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations—Most of our operating cash comes from rental and tenant recovery income received less property operating expenses, real estate taxes, and general and administrative costs paid. Property operations during the six months ended June 30, 2025 were positively impacted by a $9.0 million, or 4.1%, improvement in Same-Center NOI as compared to the same period in 2024.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the six months ended June 30, 2025, our acquisitions resulted in a total cash outlay of $268.1 million, as compared to a total cash outlay of $116.2 million during the same period in 2024.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the six months ended June 30, 2025, we paid $59.4 million for capital expenditures, an increase of $28.5 million over the same period in 2024.
•Real estate dispositions—During the six months ended June 30, 2025, we sold one property resulting in a net cash inflow of $6.4 million. During the six months ended June 30, 2024, we sold no properties, but we had minimal net cash outflows for expenses related to previous and future potential dispositions.
•Investment in marketable securities—During the six months ended June 30, 2025, we invested $6.0 million in marketable securities through our captive insurance company.
•Investment in unconsolidated joint ventures—During the six months ended June 30, 2025, we invested $3.6 million in our investments in NRV and NGCF.
FINANCING ACTIVITIES—Our net cash provided by financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the six months ended June 30, 2025, we had $273.1 million in net borrowings primarily as a result of our 2025 bond offering, payments on our mortgage loans, and net repayments under our revolving credit facility. During the six months ended June 30, 2024, we had $70.7 million in net borrowings of debt primarily as a result of our May 2024 bond offering, net repayments under our revolving credit facility, and our partial pay down of an outstanding term loan.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $33.1 million for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to the timing of the funding of our December 2024 and June 2024 distribution payments combined with an increase in shares of common stock outstanding as a result of issuances under the ATM program and our distribution rate increase.

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

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	38

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of June 30, 2025, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
UNREGISTERED SALE OF SECURITIES—During the three months ended June 30, 2025, we issued an aggregate of approximately 180,000 shares of common stock in redemption of approximately 180,000 ownership units of Phillips Edison Grocery Center Operating Partnership I, L.P. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASES—We have a share repurchase program approved by our Board of Directors of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program. The table below summarizes repurchases of our common stock made during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
April 1, 2025 - April 30, 2025(1)	408	$34.98	—	$250,000
May 1, 2025 - May 31, 2025	—	—	—	250,000
June 1, 2025 - June 30, 2025	—	—	—	250,000
(1)Represents common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	39

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1		Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended	Form 10-Q, filed May 5, 2022, Exhibit 3.1
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
4.1
Fourth Supplemental Indenture, dated as of June 17, 2025, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., as issuer, Phillips Edison & Company, Inc., as guarantor, and U.S. Bank Trust Company National Association, as trustee.
Form 8-K, filed June 17, 2025, Exhibit 4.2
22.1	*	List of Issuers of Guaranteed Securities
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith
**Furnished herewith

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: July 25, 2025	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2025	By:	/s/ John P. Caulfield
John P. Caulfield
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY JUNE 30, 2025 FORM 10-Q	41