Form 10-Q
period 2025-09-30
Phillips Edison & Company, Inc.
filed 2025-10-24
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 125.8 million shares of the registrant’s common stock, $0.01 par value per share, outstanding as of October 17, 2025.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024
(Condensed and Unaudited)
(In thousands, except per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Investment in real estate:
Land and improvements	$1,952,657	$1,867,227
Building and improvements	4,293,614	4,085,713
In-place lease assets	540,571	523,209
Above-market lease assets	77,587	76,359
Total investment in real estate assets	6,864,429	6,552,508
Accumulated depreciation and amortization	(1,928,005)	(1,771,052)
Net investment in real estate assets	4,936,424	4,781,456
Investment in unconsolidated joint ventures	36,594	31,724
Total investment in real estate assets, net	4,973,018	4,813,180
Cash and cash equivalents	4,076	4,881
Restricted cash	1,735	3,768
Goodwill	29,066	29,066
Other assets, net	246,209	195,328
Real estate investment and other assets held for sale	8,250	—
Total assets	$5,262,354	$5,046,223

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,385,326	$2,109,543
Below-market lease liabilities, net	117,316	116,096
Accounts payable and other liabilities	156,805	163,692
Deferred income	22,722	22,907
Liabilities of real estate investment held for sale	461	—
Total liabilities	2,682,630	2,412,238
Commitments and contingencies (see Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 125,710 and 125,120 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,257	1,251
Additional paid-in capital (“APIC”)	3,661,270	3,646,801
Accumulated other comprehensive income (“AOCI”)	980	4,305
Accumulated deficit	(1,385,714)	(1,332,435)
Total stockholders’ equity	2,277,793	2,319,922
Noncontrolling interests	301,931	314,063
Total equity	2,579,724	2,633,985
Total liabilities and equity	$5,262,354	$5,046,223

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$178,293	$161,780	$525,943	$478,134
Fees and management income	3,274	2,856	9,373	7,943
Other property income	1,102	891	3,417	2,267
Total revenues	182,669	165,527	538,733	488,344
Operating Expenses:
Property operating	30,197	27,528	89,455	81,461
Real estate taxes	22,226	19,569	64,584	57,897
General and administrative	12,752	11,114	37,760	34,060
Depreciation and amortization	65,603	68,328	202,080	189,706
Total operating expenses	130,778	126,539	393,879	363,124
Other:
Interest expense, net	(28,544)	(24,998)	(81,935)	(71,954)
Gain (loss) on disposal of property, net	4,255	(19)	9,798	(34)
Other expense, net	(374)	(1,068)	(2,344)	(3,717)
Net income	27,228	12,903	70,373	49,515
Net income attributable to noncontrolling interests	(2,543)	(1,301)	(6,595)	(4,972)
Net income attributable to stockholders	$24,685	$11,602	$63,778	$44,543
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 10)	$0.20	$0.09	$0.51	$0.36

Comprehensive income:
Net income	$27,228	$12,903	$70,373	$49,515
Other comprehensive loss:
Change in unrealized value on interest rate swaps	(1,112)	(10,505)	(3,674)	(9,596)
Comprehensive income	26,116	2,398	66,699	39,919
Net income attributable to noncontrolling interests	(2,543)	(1,301)	(6,595)	(4,972)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	103	1,059	345	967
Reallocation of comprehensive (loss) income upon conversion of noncontrolling interests	—	(3)	4	13
Comprehensive income attributable to stockholders	$23,676	$2,153	$60,453	$35,927

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2025 and 2024
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at July 1, 2024	122,408	$1,224	$3,554,309	$11,356	$(1,287,271)	$2,279,618	$335,782	$2,615,400
Change in unrealized value on interest rate swaps	—	—	—	(9,446)	—	(9,446)	(1,059)	(10,505)
Common distributions declared, $0.2975 per share	—	—	—	—	(36,634)	(36,634)	—	(36,634)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,265)	(4,265)
Share-based compensation	51	1	407	—	—	408	1,751	2,159
Conversion of noncontrolling interests	156	1	3,691	(3)	—	3,689	(3,689)	—
Net income	—	—	—	—	11,602	11,602	1,301	12,903
Balance at September 30, 2024	122,615	$1,226	$3,558,407	$1,907	$(1,312,303)	$2,249,237	$329,821	$2,579,058

Balance at July 1, 2025	125,611	$1,256	$3,657,722	$1,989	$(1,370,828)	$2,290,139	$304,083	$2,594,222
Change in unrealized value on interest rate swaps	—	—	—	(1,009)	—	(1,009)	(103)	(1,112)
Common distributions declared, $0.3133 per share	—	—	—	—	(39,571)	(39,571)	—	(39,571)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,210)	(4,210)
Share-based compensation	—	—	1,177	—	—	1,177	1,990	3,167
Conversion of noncontrolling interests	99	1	2,371	—	—	2,372	(2,372)	—
Net income	—	—	—	—	24,685	24,685	2,543	27,228
Balance at September 30, 2025	125,710	$1,257	$3,661,270	$980	$(1,385,714)	$2,277,793	$301,931	$2,579,724

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30, 2025 and 2024
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2024	122,024	$1,220	$3,546,838	$10,523	$(1,248,273)	$2,310,308	$343,043	$2,653,351
Issuance of common stock	46	—	—	—	—	—	—	—
Change in unrealized value on interest rate swaps	—	—	—	(8,629)	—	(8,629)	(967)	(9,596)
Common distributions declared, $0.8825 per share	—	—	—	—	(108,573)	(108,573)	—	(108,573)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,620)	(12,620)
Share-based compensation	137	2	1,687	—	—	1,689	5,292	6,981
Conversion of noncontrolling interests	408	4	9,882	13	—	9,899	(9,899)	—
Net income	—	—	—	—	44,543	44,543	4,972	49,515
Balance at September 30, 2024	122,615	$1,226	$3,558,407	$1,907	$(1,312,303)	$2,249,237	$329,821	$2,579,058

Balance at January 1, 2025	125,120	$1,251	$3,646,801	$4,305	$(1,332,435)	$2,319,922	$314,063	$2,633,985
Change in unrealized value on interest rate swaps	—	—	—	(3,329)	—	(3,329)	(345)	(3,674)
Common distributions declared, $0.9283 per share	—	—	—	—	(117,057)	(117,057)	—	(117,057)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,437)	(12,437)
Share-based compensation	85	1	2,458	—	—	2,459	6,075	8,534
Conversion of noncontrolling interests	505	5	12,011	4	—	12,020	(12,020)	—
Net income	—	—	—	—	63,778	63,778	6,595	70,373
Balance at September 30, 2025	125,710	$1,257	$3,661,270	$980	$(1,385,714)	$2,277,793	$301,931	$2,579,724

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,373	$49,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	200,908	188,374
Depreciation and amortization of corporate assets	1,172	1,332
Net amortization of above- and below-market leases	(6,276)	(4,732)
Amortization of deferred financing expenses	3,651	3,566
Amortization of debt and derivative adjustments	1,841	2,453
Loss on extinguishment or modification of debt, net	1	1,230
(Gain) loss on disposal of property, net	(9,798)	34
Straight-line rent, net	(7,842)	(6,588)
Share-based compensation	8,534	6,981
Return on investment in unconsolidated joint ventures	505	206
Other	(615)	(610)
Changes in operating assets and liabilities:
Other assets, net	(18,445)	(12,156)
Accounts payable and other liabilities	8,076	21,102
Net cash provided by operating activities	252,085	250,707
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions, net	(282,038)	(205,002)
Capital expenditures	(95,712)	(55,640)
Proceeds (payments) from sale of real estate, net	15,154	(26)
Investment in unconsolidated joint ventures	(6,987)	(3,626)
Return of investment in unconsolidated joint ventures	1,778	1,513
Investment in marketable securities	(8,158)	—
Insurance proceeds for property damage claims	653	3,160
Net cash used in investing activities	(375,310)	(259,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	540,000	372,000
Payments on revolving credit facility	(577,000)	(517,000)
Proceeds from notes payable, net	346,164	683,108
Payments on mortgages and loans payable	(45,077)	(407,745)
Distributions paid	(129,860)	(108,585)
Distributions to noncontrolling interests	(13,840)	(12,409)
Net cash provided by financing activities	120,387	9,369
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,838)	455
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	8,649	8,878
End of period	$5,811	$9,333

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$4,076	$6,446
Restricted cash	1,735	2,887
Cash, cash equivalents, and restricted cash at end of period	$5,811	$9,333

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$81,497	$57,627
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	1,089	57
Secured loan receivable	17,395	—
Accrued capital expenditures	12,056	5,100
Assumed other liabilities	—	225
Change in distributions payable	(12,803)	(12)
Change in distributions payable - noncontrolling interests	(1,403)	211

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	7

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
As of September 30, 2025, we wholly-owned 303 real estate properties. Additionally, we owned a 14% interest in GRP I, which owned 20 properties, a 20% ownership interest in NRV, which owned two properties (one of which was acquired in 2025), and a 31% interest in NGCF, which owned three properties (two of which were acquired in 2025).

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
There were no changes to our significant accounting policies during the nine months ended September 30, 2025. For a full summary of our significant accounting policies, refer to our 2024 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 11, 2025.
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results expected for the full year.
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
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized federal, state, and local income tax expense of $0.2 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations and comprehensive income (“consolidated statements of operations”).
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
Recently Issued or Adopted Accounting Pronouncements—There were no recently issued or adopted accounting pronouncements during the nine months ended September 30, 2025 that impacted the Company.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	8

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental income related to fixed lease payments(1)	$133,551	$122,617	$391,571	$360,899
Rental income related to variable lease payments(1)(2)	41,140	36,774	122,992	110,035
Straight-line rent amortization(3)	2,732	1,893	7,263	5,718
Amortization of lease assets	2,154	1,729	6,156	4,688
Lease buyout income	144	393	2,062	844
Adjustments for collectibility(4)	(1,428)	(1,626)	(4,101)	(4,050)
Total rental income	$178,293	$161,780	$525,943	$478,134
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
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of September 30, 2025, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, were as follows (in thousands):

Year	Amount
Remaining 2025	$123,428
2026	514,206
2027	456,364
2028	380,936
2029	298,664
Thereafter	794,865
Total	$2,568,463
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of September 30, 2025. As of September 30, 2025, our wholly-owned real estate investments in Florida, California, and Texas represented 11.9%, 11.1%, and 10.2% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse natural or economic events in the Florida, California, and Texas real estate markets.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	9

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Number of properties acquired	11	8
Number of outparcels and land for future development acquired(1)(2)	2	4
Contract price	$280,784	$203,402
Total price of acquisitions(3)	282,038	205,002
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)During the nine months ended September 30, 2024, we acquired an outparcel adjacent to a property that is owned by our unconsolidated joint venture, GRP I. Therefore, the outparcel was an addition to our total property count.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
Subsequent to September 30, 2025, we acquired two properties and one parcel of land for future development for $74.2 million. The land is intended for a future grocery-anchored development opportunity.
The aggregate purchase price of the assets acquired during the nine months ended September 30, 2025 and 2024 was allocated as follows (in thousands):

	September 30, 2025	September 30, 2024
ASSETS
Land and improvements	$87,470	$68,403
Building and improvements	180,003	130,577
In-place lease assets	25,511	20,413
Above-market lease assets	2,045	1,168
Total assets	295,029	220,561

LIABILITIES
Below-market lease liabilities	12,991	15,334
Other liabilities assumed	—	225
Total liabilities	12,991	15,559

Net assets acquired	$282,038	$205,002
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the nine months ended September 30, 2025 and 2024 were as follows (in years):

	September 30, 2025	September 30, 2024
Acquired in-place leases	7	12
Acquired above-market leases	9	8
Acquired below-market leases	13	17

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	10

Property Dispositions—The following table summarizes our real estate disposition activity for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Number of properties sold	2	—
Number of outparcels sold	1	—
Contract price	$34,080	$—
Proceeds (payments) from sale of real estate, net(1)(2)(3)	15,154	(26)
Gain (loss) on disposal of property, net(2)	9,798	(34)
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)We sold no properties during the nine months ended September 30, 2024, but we recognized a minimal loss on disposal of property due to miscellaneous write-off activity and expenses related to previous and future potential dispositions.
(3)During the nine months ended September 30, 2025, one of our property sales included a seller financing component. We sold the property for $24.9 million and provided secured financing, receiving a note receivable of $17.4 million.

Property Held for Sale—As of September 30, 2025, one property was classified as held for sale. As of December 31, 2024, there were no properties classified as held for sale. A property classified as held for sale is under contract to sell, with no substantive contingencies, and the prospective buyer has significant funds at risk. Subsequent to September 30, 2025, we sold the one property that was classified as held for sale for $9.6 million. A summary of assets and liabilities for the property classified as held for sale as of September 30, 2025 is below (in thousands):

September 30, 2025
ASSETS
Total investment in real estate assets, net	$7,756
Other assets, net	494
Total assets	$8,250
LIABILITIES
Below-market lease liabilities, net	$150
Accounts payable and other liabilities	311
Total liabilities	$461

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	11

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Other assets, net:
Deferred leasing commissions and costs	$59,500	$55,266
Deferred financing expenses(1)	16,308	9,037
Office equipment, including capital lease assets, and other	29,149	26,557
Corporate intangible assets	6,703	6,703
Total depreciable and amortizable assets	111,660	97,563
Accumulated depreciation and amortization	(57,948)	(53,330)
Net depreciable and amortizable assets	53,712	44,233
Accounts receivable, net(2)	52,723	46,099
Accounts receivable - affiliates	1,371	1,310
Secured loan receivable(3)	17,395	—
Deferred rent receivable, net(4)	79,417	71,954
Derivative assets	856	4,510
Prepaid expenses and other	17,684	13,071
Investment in third parties	6,807	6,731
Investment in marketable securities	16,244	7,420
Total other assets, net	$246,209	$195,328
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $3.5 million and $2.2 million of general reserves for uncollectible amounts as of September 30, 2025 and December 31, 2024, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $6.5 million and $6.8 million as of September 30, 2025 and December 31, 2024, respectively.
(3)Secured loan receivable relates to the financing provided for the sale of one of our properties during the nine months ended September 30, 2025. See Note 4.
(4)Net of $3.9 million and $4.4 million of receivables removed as of September 30, 2025 and December 31, 2024, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	12

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Interest Rate(1)	September 30, 2025	December 31, 2024
Revolving credit facility	SOFR + 0.8%	$3,000	$40,000
Term loans(2)	3.9% - 5.3%	584,750	584,750
Senior unsecured notes due 2031	2.625%	350,000	350,000
Senior unsecured notes due 2032	5.250%	350,000	—
Senior unsecured notes due 2034	5.750%	350,000	350,000
Senior unsecured notes due 2035	4.950%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.2%	30,377	67,555
Finance lease liability		526	31
Discount on notes payable		(24,391)	(22,211)
Assumed market debt adjustments, net		289	84
Deferred financing expenses, net		(4,225)	(5,666)
Total		$2,385,326	$2,109,543

Weighted-average interest rate(3)		4.4%	4.3%
(1)Interest rates are as of September 30, 2025.
(2)Our term loans carry an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus a spread. While most of the rates are fixed through the use of swaps, a portion of these loans is not subject to a swap, and thus is still indexed to SOFR.
(3)Includes the effects of derivative financial instruments as of September 30, 2025 and December 31, 2024 (see Notes 7 and 12).
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
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of September 30, 2025 and December 31, 2024 is summarized below (in thousands):

	September 30, 2025	December 31, 2024
As to interest rate(1):
Fixed-rate debt	$2,300,903	$1,987,586
Variable-rate debt	112,750	149,750
Total	$2,413,653	$2,137,336
As to collateralization:
Unsecured debt	$1,987,750	$1,674,750
Secured debt	425,903	462,586
Total	$2,413,653	$2,137,336
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of September 30, 2025, $475 million in variable-rate debt is hedged to a fixed rate for a weighted-average period of 0.5 years (see Notes 7 and 12).

Pursuant to the terms of our credit agreements, we are subject to, among other things, the maintenance of various financial covenants. We were in compliance with these covenants as of September 30, 2025.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	13

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $0.9 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Count	3	3
Notional amount	$475,000	$475,000
Fixed SOFR	2.8% - 3.4%	2.8% - 3.4%
Maturity date	2025 - 2026	2025 - 2026
Weighted-average term (in years)	0.5	1.3
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amount of gain (loss) recognized in Other Comprehensive Income	$217	$(6,031)	$246	$3,947
Amount of gain reclassified from AOCI into Interest Expense, Net	(1,329)	(4,474)	(3,920)	(13,543)
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of September 30, 2025, there were no derivatives with a fair value in a net liability position, which would include accrued interest but exclude any adjustment for nonperformance risk related to these agreements.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	14

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
As of September 30, 2025, we had four letters of credit outstanding totaling approximately $26.2 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of our Board of Directors (the “Board”). Our charter does not provide for cumulative voting in the election of directors.
At-the-Market Offering (“ATM”)—In February 2022, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, allowing up to $250 million in offerings. During the nine months ended September 30, 2024, prior to the entry into the new program described below, we issued approximately 46,000 shares of our common stock at a gross weighted average price of $37.05 per share under this ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions.
In February 2024, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. We issued no shares of our common stock under this ATM program during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, approximately $177 million of common stock remained available for issuance under the current ATM program.
Distributions—For each month beginning January 2025 through August 2025, we declared and paid monthly distributions of $0.1025 per common share and Operating Partnership unit (“OP unit”). In September 2025, the Board authorized a 5.7% increase of our monthly distribution rate to $0.1083 per common share and OP unit, and we declared a monthly distribution of $0.1083 per common share and OP unit for September 2025. Distributions paid to stockholders and OP unit holders of record subsequent to September 30, 2025 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
September	9/15/2025	10/1/2025	$0.1083	$14,954
Convertible Noncontrolling Interests—As of September 30, 2025 and December 31, 2024, we had approximately 12.7 million and 13.0 million outstanding non-voting OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of September 30, 2025 and December 31, 2024 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
The table below is a summary of our OP unit activity for the three and nine months ended September 30, 2025 and 2024 (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OP units converted into shares of common stock(1)	99	156	505	408
Distributions declared on OP units(2)	$4,210	$4,265	$12,437	$12,620
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	15

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
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to stockholders - basic	$24,685	$11,602	$63,778	$44,543
Net income attributable to convertible OP units(1)	2,543	1,301	6,595	4,972
Net income - diluted	$27,228	$12,903	$70,373	$49,515
Denominator:
Weighted-average shares - basic	125,649	122,527	125,471	122,380
OP units(1)	12,768	13,685	12,900	13,705
Dilutive restricted stock awards(2)	443	366	556	373
Adjusted weighted-average shares - diluted	138,860	136,578	138,927	136,458
Earnings per common share:
Basic and diluted income per share	$0.20	$0.09	$0.51	$0.36
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
(2)For the three and nine months ended September 30, 2025, our diluted adjusted weighted-average share count excluded the impact of approximately 86,000 shares and 13,000 shares, respectively, related to certain performance-based awards that are earned based on the achievement of specified performance metrics, which were anti-dilutive to the weighted-average share count based on the performance measurement at September 30, 2025.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	16

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Recurring fees(1)	$1,208	$1,016	$3,484	$3,014
Transactional revenue and reimbursements(2)	815	847	2,189	2,147
Insurance premiums(3)	1,251	993	3,700	2,782
Total fees and management income	$3,274	$2,856	$9,373	$7,943
(1)Recurring fees include asset management fees and property management fees.
(2)Transactional revenue includes items such as leasing commissions and construction management fees.
(3)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers and board members, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of September 30, 2025, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $114.1 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters— As of September 30, 2025, we were the limited guarantor of $173.8 million, $47.5 million, and $31.8 million in mortgage loans secured, respectively, by GRP I, NRV, and NGCF properties. Our guaranties for the GRP I, NRV, and NGCF debt are limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to agreements with GRP I, NRV, and NGCF in which any potential liability under such guaranties will be apportioned between us and GRP I, NRV, and NGCF based on our respective ownership percentages in the joint ventures. We had no liability recorded on our consolidated balance sheets for the guaranties as of September 30, 2025 and December 31, 2024.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	17

The following is a summary of borrowings as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$3,000	$3,023	$40,000	$40,088
Term loans	582,797	586,858	580,928	587,341
Senior unsecured notes due 2031	344,970	310,331	344,417	292,810
Senior unsecured notes due 2032	346,291	358,005	—	—
Senior unsecured notes due 2034	342,400	364,014	341,919	350,735
Senior unsecured notes due 2035	341,948	344,687	341,453	329,280
Secured portfolio loan facilities	392,859	369,164	393,056	359,194
Mortgages(2)	31,061	29,973	67,770	66,883
Total	$2,385,326	$2,366,055	$2,109,543	$2,026,331
(1)As of September 30, 2025 and December 31, 2024, respectively, recorded principal balances include: (i) net deferred financing fees of $4.2 million and $5.7 million; (ii) assumed market debt adjustments of $0.3 million and $0.1 million; and (iii) notes payable discounts of $24.4 million and $22.2 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the nine months ended September 30, 2025 and the year ended December 31, 2024 were as follows (in thousands):

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities(1)	$16,244	$—	$—	$7,420	$—	$—
Derivative assets(1)(2)	—	856	—	—	4,510	—
(1)We record marketable securities and derivative assets in Other Assets, Net on our consolidated balance sheets.
(2)The fair values of the derivative assets exclude associated accrued interest receivable of $0.4 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively.
Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.
Derivative Instruments—As of September 30, 2025 and December 31, 2024, we had interest rate swaps that fixed SOFR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2025 and December 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. There were no impairment charges recorded during the three and nine months ended September 30, 2025 and 2024.
On a quarterly basis, we employ a multi-step approach to assess our real estate assets for possible impairment and record any impairment charges identified. The first step is the identification of potential triggering events, such as significant decreases in

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	18

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
Our Real Estate Properties segment derives a majority of its revenue from the lease contracts it enters into as a lessor, which are all in the form of operating leases. Further, our lease contracts typically provide for reimbursements from tenants for common area maintenance, insurance, and real estate tax expense. No single tenant comprised 10% or more of our aggregate ABR for the three and nine months ended September 30, 2025 and 2024.
Our CODM is Mr. Edison, our Chairman and Chief Executive Officer. Our CODM assesses performance, makes decisions, and allocates operating and capital resources of the Real Estate Properties segment by utilizing net income (loss) on a consolidated basis. Our CODM evaluates net income (loss) by monitoring budget versus actual as well as variance analysis to prior periods to analyze the performance of the segment. Information about the net income (loss) of the Real Estate Properties segment that is regularly reviewed by our CODM, including revenue and significant expenses, was as follows for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$178,293	$161,780	$525,943	$478,134
Fees and management income	3,274	2,856	9,373	7,943
Other property income	1,102	891	3,417	2,267
Total revenues	182,669	165,527	538,733	488,344
Operating Expenses:
Property operating(1)	30,197	27,528	89,455	81,461
Real estate taxes	22,226	19,569	64,584	57,897
Employee-related expenses	8,972	7,109	25,606	21,288
Other general and administrative expenses(2)	3,780	4,005	12,154	12,772
Depreciation and amortization	65,603	68,328	202,080	189,706
Total operating expenses	130,778	126,539	393,879	363,124
Other:
Interest expense, net(3)	(28,544)	(24,998)	(81,935)	(71,954)
Gain (loss) on disposal of property, net	4,255	(19)	9,798	(34)
Other expense, net	(374)	(1,068)	(2,344)	(3,717)
Net income	27,228	12,903	70,373	49,515
Net income attributable to noncontrolling interests	(2,543)	(1,301)	(6,595)	(4,972)
Net income attributable to stockholders	$24,685	$11,602	$63,778	$44,543

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	19

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	20

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). These forward-looking statements are based on current expectations, estimates, and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, management of our company and involve uncertainties that could significantly affect our financial results. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “seek,” “objective,” “goal,” “strategy,” “plan,” “focus,” “priority,” “should,” “could,” “potential,” “possible,” “look forward,” “optimistic” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. Such statements include, but are not limited to: (a) statements about our plans, strategies, initiatives, and prospects; (b) statements about our underwritten incremental yields; and (c) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) competition from other available shopping centers and the attractiveness of properties in our portfolio to our tenants; (v) the financial stability of our tenants, including, without limitation, their ability to pay rent; (vi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (vii) increases in our borrowing costs as a result of changes in interest rates and other factors; (viii) potential liability for environmental matters; (ix) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (x) our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax, and other considerations; (xi) changes in tax, real estate, environmental, and zoning laws; (xii) information technology security breaches; (xiii) our corporate responsibility initiatives; (xiv) loss of key executives; (xv) the concentration of our portfolio in a limited number of industries, geographies, or investments; (xvi) the economic, political, and social impact of, and uncertainty relating to, pandemics or other health crises; (xvii) our ability to re-lease our properties on the same or better terms, or at all, in the event of non-renewal or in the event we exercise our right to replace an existing tenant; (xviii) the loss or bankruptcy of our tenants; (xix) to the extent we are seeking to dispose of properties, our ability to do so at attractive prices or at all; (xx) the effects of the U.S. government shutdown on financial markets and macroeconomic conditions; and (xxi) the impact of tariffs and global trade disruptions on us, our tenants, and consumers, including the impact on inflation, supply chains, and consumer sentiment. Additional important factors that could cause actual results to differ are described in the filings made from time to time by the Company with the SEC and include the risk factors and other risks and uncertainties described in our 2024 Annual Report on Form 10-K, filed with the SEC on February 11, 2025, as updated from time to time in our periodic and/or current reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov. Therefore, such statements are not intended to be a guarantee of our performance in future periods.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	21

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	22

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
•Same-Center—We use this term to refer to a property, or portfolio of properties, owned and operational for the entirety of both calendar year periods being compared.
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
As of September 30, 2025, we owned equity interests in 328 shopping centers, including 303 wholly-owned shopping centers and 25 shopping centers owned through three unconsolidated joint ventures, which comprised approximately 36.7 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to the Managed Funds.
2025 SENIOR NOTE ISSUANCE—In June 2025, we issued $350 million of 5.250% senior notes due 2032 at an issue price of 99.832% in an underwritten offering.
The 2025 senior note issuance is fully and unconditionally guaranteed by us.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of September 30, 2025 and 2024 (dollars and square feet in thousands):

	September 30, 2025	September 30, 2024
Number of properties	303	290
Number of states	31	31
Total square feet	34,035	32,902
ABR	$537,067	$497,082
% ABR from omni-channel grocery-anchored shopping centers	95.1%	96.6%
Leased occupancy %:
Total portfolio spaces	97.6%	97.8%
Anchor spaces	99.2%	99.4%
Inline spaces	94.8%	95.0%
Average remaining lease term (in years)(1)	4.5	4.4
(1)The average remaining lease term in years excludes future options to extend the term of the lease.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	23

The following table details information for our unconsolidated joint ventures as of September 30, 2025, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	September 30, 2025
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
GRP I	14%	20	$32,951	2,214
NRV	20%	2	6,105	263
NGCF	31%	3	4,265	225
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations for our over 3,500 unique Neighbors, excluding our Neighbors who are occupying space on a temporary basis, after September 30, 2025 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures:

$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$4.3
$6.6
$58.3
$70.3
$86.1
$86.0
$76.8
$42.4
$24.8
$20.1
$23.7
$44.8
MTM (90)
2025 (129)
2026 (817)
2027 (943)
2028 (966)
2029 (908)
2030 (744)
2031 (393)
2032 (236)
2033 (209)
2034 (210)
2035+ (353)
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
See “Results of Operations - Leasing Activity” below for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	24

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, by Neighbor type as of September 30, 2025:

Leased Square Feet
by Neighbor Type
National &
Regional:
37.2%
Grocery:
45.0%
Local: 17.8%

ABR
by Neighbor Type
National & Regional: 43.8%
Grocery: 28.7%
Local: 27.5%

The following charts present the composition of our portfolio by Neighbor industry as of September 30, 2025:

Leased Square Feet
by Neighbor Industry
Grocery: 45.0%
Retail
Stores:
23.0%
Services:
21.0%
Restaurant: 11.0%

ABR
by Neighbor Industry
Retail Stores: 21.0%
Services: 30.3%
Restaurant: 20.0%
Grocery: 28.7%

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	25

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
TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, as of September 30, 2025 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$29,998	5.5%	3,627	10.8%	65
Publix	27,367	5.0%	2,531	7.5%	62
Albertsons	19,856	3.7%	1,780	5.3%	32
Ahold Delhaize	17,972	3.3%	1,249	3.7%	23
Walmart	8,483	1.6%	1,733	5.2%	12
Giant Eagle	7,419	1.4%	759	2.3%	10
TJX Companies	7,316	1.3%	603	1.8%	21
Sprouts Farmers Market	6,205	1.1%	390	1.2%	13
Raley's	4,701	0.9%	288	0.9%	5
Dollar Tree	4,092	0.8%	358	1.1%	37
Starbucks Corporation	3,890	0.7%	82	0.2%	42
Planet Fitness	3,671	0.7%	292	0.9%	14
Big Y	3,487	0.6%	167	0.5%	3
UNFI (SuperValu)	3,476	0.6%	336	1.0%	5
United Parcel Service	3,044	0.6%	102	0.3%	81
Subway Group	3,036	0.6%	100	0.3%	69
Pet Supplies Plus	2,861	0.5%	180	0.5%	23
Trader Joe's	2,860	0.5%	122	0.4%	9
Great Clips, Inc.	2,808	0.5%	93	0.3%	82
H&R Block, Inc.	2,745	0.5%	98	0.3%	59
Total	$165,287	30.4%	14,890	44.5%	667
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, if a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES—Adverse economic conditions, including slower economic growth and the potential for a recession, could have an adverse effect on us and our Neighbors, including a negative impact on consumer sentiment and the consumer’s willingness to spend. Although certain indicators have suggested that inflation has made downward progress, the economy continues to be impacted by elevated inflation rates and faces further inflation risk. Substantially all of our leases contain provisions designed to mitigate the adverse effect of inflation, including requirements for Neighbors to pay their allocable share of operating expenses that includes common area maintenance, utilities, real estate taxes, insurance, and certain capital expenditures. Additionally, many of our leases are for terms of less than ten years, which allows us to target increased rents to current market rates upon renewal. However, elevated inflation rates, including their impact on operating and construction costs, may nevertheless negatively impact us and some of our Neighbors. Our business and financial results, as well as the results of our Neighbors, could also be adversely impacted by elevated interest rate levels arising from the Federal Reserve’s response to inflation. Additionally, rapid changes in trade policy, new or increased tariffs, retaliatory tariffs, and global trade disruptions could negatively affect us and our Neighbors, including by further aggravating inflation, increasing costs, and disrupting supply chains.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	26

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2025	2024	$	%(1)
Revenues:
Rental income	$178,293	$161,780	$16,513	10.2%
Fees and management income	3,274	2,856	418	14.6%
Other property income	1,102	891	211	23.7%
Total revenues	182,669	165,527	17,142	10.4%
Operating Expenses:
Property operating	30,197	27,528	(2,669)	(9.7)%
Real estate taxes	22,226	19,569	(2,657)	(13.6)%
General and administrative	12,752	11,114	(1,638)	(14.7)%
Depreciation and amortization	65,603	68,328	2,725	4.0%
Total operating expenses	130,778	126,539	(4,239)	(3.3)%
Other:
Interest expense, net	(28,544)	(24,998)	(3,546)	(14.2)%
Gain (loss) on disposal of property, net	4,255	(19)	4,274	NM
Other expense, net	(374)	(1,068)	694	65.0%
Net income	27,228	12,903	14,325	111.0%
Net income attributable to noncontrolling interests	(2,543)	(1,301)	(1,242)	(95.5)%
Net income attributable to stockholders	$24,685	$11,602	$13,083	112.8%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 279 properties that were owned and operational for the entirety of both calendar year periods being compared. We define our non-same-center portfolio as those properties that were not fully owned and operational in both calendar year periods being compared owing primarily to real estate asset activity occurring after December 31, 2023, which includes two properties disposed of and 24 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended September 30, 2025 and 2024:
Rental Income increased $16.5 million primarily as follows:
•$5.5 million increase primarily related to our same-center portfolio as follows:
▪$3.3 million increase primarily due to a $0.48 increase in average minimum rent PSF, partially offset by a 0.3% decline in average occupancy;
▪$1.7 million increase primarily due to an increase in recoverable income attributed to an increase in real estate taxes; and
▪$0.4 million increase primarily due to a decrease in amounts reserved for Neighbors identified as credit risks.
•$11.0 million increase primarily related to our net acquisition activity.
Fees and Management Income:
•The $0.4 million increase in fees and management income was primarily due to higher insurance premium income from our captive insurance company and an increase in fees from our unconsolidated joint ventures.
Property Operating Expenses increased $2.7 million primarily as follows:
•$0.9 million increase from our same-center portfolio and corporate operating activities primarily due to an increase in common area maintenance spending and higher compensation costs; and
•$1.8 million increase primarily due to our net acquisition activity.
Real Estate Tax Expenses:
•The $2.7 million increase in real estate tax expenses is primarily due to our net acquisition activity.

General and Administrative Expenses:
•The $1.6 million increase in general and administrative expenses is primarily due to our growth initiatives resulting in increased compensation expense, owing largely to increased headcount, higher performance-based compensation, and increased overhead attributed to technology-related costs.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	27

Depreciation and Amortization Expenses:
•The $2.7 million decrease in depreciation and amortization was primarily due to the impact of our prior year tear down and redevelopment of certain Publix locations partially offset by our net acquisition activity.
Interest Expense, Net:
•The $3.5 million increase was primarily due to increased debt outstanding in 2025. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended September 30,
	2025	2024
Interest on senior notes	$15,798	$8,212
Interest on unsecured term loans, net	6,701	7,796
Interest on secured debt	3,644	4,252
Interest on revolving credit facility, net	468	1,255
Non-cash amortization and other	1,933	2,252
Loss on extinguishment or modification of debt and other, net	—	1,231
Interest expense, net	$28,544	$24,998

Weighted-average interest rate as of end of period	4.4%	4.4%
Weighted-average term (in years) as of end of period	5.3	5.9

Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Three Months Ended September 30,
	2025	2024
Transaction and acquisition expenses	$(893)	$(1,181)
Federal, state, and local income tax expense	(219)	(446)
Equity in net loss of unconsolidated investments	(48)	(10)
Other income	786	569
Other expense, net	$(374)	$(1,068)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	28

SUMMARY OF OPERATING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2025	2024	$	%(1)
Revenues:
Rental income	$525,943	$478,134	$47,809	10.0%
Fees and management income	9,373	7,943	1,430	18.0%
Other property income	3,417	2,267	1,150	50.7%
Total revenues	538,733	488,344	50,389	10.3%
Operating Expenses:
Property operating	89,455	81,461	(7,994)	(9.8)%
Real estate taxes	64,584	57,897	(6,687)	(11.5)%
General and administrative	37,760	34,060	(3,700)	(10.9)%
Depreciation and amortization	202,080	189,706	(12,374)	(6.5)%
Total operating expenses	393,879	363,124	(30,755)	(8.5)%
Other:
Interest expense, net	(81,935)	(71,954)	(9,981)	(13.9)%
Gain (loss) on disposal of property, net	9,798	(34)	9,832	NM
Other expense, net	(2,344)	(3,717)	1,373	36.9%
Net income	70,373	49,515	20,858	42.1%
Net income attributable to noncontrolling interests	(6,595)	(4,972)	(1,623)	(32.6)%
Net income attributable to stockholders	$63,778	$44,543	$19,235	43.2%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
For details surrounding our basis for analyzing significant fluctuations in our results of operations as well as definitions related to our portfolio of real estate assets, please see “Summary of Operating Activities for the Three Months Ended September 30, 2025 and 2024” above. Below are explanations of the significant fluctuations in the results of operations for the nine months ended September 30, 2025 and 2024:
Rental Income increased $47.8 million as follows:
•$17.2 million increase related to our same-center portfolio primarily as follows:
▪$10.4 million increase primarily due to a $0.45 increase in average minimum rent PSF, partially offset by a 0.2% decline in average occupancy;
▪$4.6 million increase primarily due to an increase in recoverable income attributed to an increase in real estate taxes and common area maintenance spending; and
▪$1.1 million increase primarily due to lease buyout income.
•$30.6 million increase primarily related to our net acquisition activity.
Fees and Management Income:
•The $1.4 million increase in fees and management income was primarily due to higher insurance premium income and an increase in fees from our unconsolidated joint ventures.
Property Operating Expenses increased $8.0 million primarily as follows:
•$3.4 million increase from our same-center portfolio and corporate operating activities primarily due to higher compensation costs; and
•$4.6 million increase primarily due to our net acquisition activity.
Real Estate Tax Expenses:
•The $6.7 million increase in real estate tax expenses was primarily due to our net acquisition activity.
General and Administrative Expenses:
•The $3.7 million increase in general and administrative expenses is primarily due to our growth initiatives resulting in increased compensation expense owing largely to higher performance-based compensation and increased headcount.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	29

Depreciation and Amortization Expenses:
•The $12.4 million increase in depreciation and amortization was primarily due to our net acquisition activity and the impact of our tear down and redevelopment of certain Publix locations.
Interest Expense, Net:
•The $10.0 million increase was primarily due to increased debt outstanding in 2025. Interest Expense, Net was comprised of the following (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Interest on senior notes	$39,163	$15,520
Interest on unsecured term loans, net	19,918	29,280
Interest on secured debt	11,275	13,252
Interest on revolving credit facility, net	5,770	6,302
Non-cash amortization and other	5,808	6,370
Loss on extinguishment or modification of debt and other, net	1	1,230
Interest expense, net	$81,935	$71,954

Weighted-average interest rate as of end of period	4.4%	4.4%
Weighted-average term (in years) as of end of period	5.3	5.9
Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024
Transaction and acquisition expenses	$(4,004)	$(3,501)
Federal, state, and local income tax expense	(599)	(1,047)
Equity in net income (loss) of unconsolidated investments	242	(7)
Other income	2,017	838
Other expense, net	$(2,344)	$(3,717)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	30

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended September 30, 2025 and 2024(1):

	Total Deals		Inline Deals
	2025	2024	2025	2024
New leases:
Number of leases	89	78	85	70
Square footage (in thousands)	276	334	178	157
ABR (in thousands)	$6,650	$7,437	$5,599	$4,251
ABR PSF	$24.12	$22.27	$31.44	$27.05
Cost PSF of executing new leases	$34.08	$34.79	$41.35	$41.52
Number of comparable leases	42	32	42	28
Comparable rent spread	24.5%	55.0%	24.5%	28.3%
Weighted-average lease term (in years)	8.8	10.4	8.2	7.4
Renewals and options:
Number of leases	181	190	155	168
Square footage (in thousands)	1,388	1,241	355	390
ABR (in thousands)	$20,869	$18,219	$10,253	$10,514
ABR PSF (all leases)	$15.04	$14.68	$28.90	$26.93
ABR PSF prior to renewals (all leases)	$13.44	$13.28	$24.15	$23.21
Percentage increase in ABR PSF (comparable leases only)	11.4%	10.5%	19.0%	16.0%
Cost PSF of executing renewals and options	$0.66	$0.70	$0.88	$0.68
Number of comparable leases(2)	124	136	123	134
Comparable rent spread(2)	23.2%	19.8%	23.4%	19.6%
Weighted-average lease term (in years)	5.8	5.2	4.6	4.6
Portfolio retention rate	93.9%	91.9%	82.8%	81.2%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	31

Below is a summary of leasing activity for our wholly-owned properties for the nine months ended September 30, 2025 and 2024(1):

	Total Deals		Inline Deals
	2025	2024	2025	2024
New leases:
Number of leases	261	255	245	233
Square footage (in thousands)	906	1,001	539	539
ABR (in thousands)	$19,592	$22,629	$15,272	$15,481
ABR PSF	$21.62	$22.60	$28.31	$28.72
Cost PSF of executing new leases	$29.60	$33.89	$37.40	$43.02
Number of comparable leases	117	116	112	105
Comparable rent spread	29.5%	37.7%	26.6%	32.9%
Weighted-average lease term (in years)	8.5	9.3	7.8	8.1
Renewals and options:
Number of leases	519	535	459	474
Square footage (in thousands)	3,702	3,580	1,035	1,026
ABR (in thousands)	$56,227	$54,308	$30,059	$28,584
ABR PSF (all leases)	$15.19	$15.17	$29.03	$27.86
ABR PSF prior to renewals (all leases)	$13.60	$13.71	$24.50	$23.92
Percentage increase in ABR PSF (comparable leases only)	11.4%	11.1%	18.1%	16.4%
Cost PSF of executing renewals and options	$0.37	$0.38	$0.72	$0.71
Number of comparable leases(2)	375	400	366	387
Comparable rent spread(2)	20.9%	19.0%	21.9%	19.5%
Weighted-average lease term (in years)	5.1	5.3	4.4	4.6
Portfolio retention rate	92.8%	89.3%	82.4%	83.2%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our same-center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three and nine months ended September 30, 2025 and 2024, Same-Center NOI represents the NOI for the 279 properties that were wholly-owned and operational for the entirety of both calendar year periods being compared.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	32

The table below presents our Same-Center NOI (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues:
Rental income(1)	$120,982	$117,679	$3,303		$361,630	$351,128	$10,502
Tenant recovery income	38,619	37,123	1,496		115,582	110,651	4,931
Reserves for uncollectibility(2)	(1,144)	(1,514)	370		(3,494)	(3,949)	455
Other property income	896	768	128		2,711	2,130	581
Total revenues	159,353	154,056	5,297	3.4%	476,429	459,960	16,469	3.6%
Operating expenses:
Property operating expenses	23,779	23,172	(607)		72,680	70,703	(1,977)
Real estate taxes	20,096	19,102	(994)		58,943	57,153	(1,790)
Total operating expenses	43,875	42,274	(1,601)	(3.8)%	131,623	127,856	(3,767)	(2.9)%
Total Same-Center NOI	$115,478	$111,782	$3,696	3.3%	$344,806	$332,104	$12,702	3.8%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$27,228	$12,903	$70,373	$49,515
Adjusted to exclude:
Fees and management income	(3,274)	(2,856)	(9,373)	(7,943)
Straight-line rental income(1)	(2,899)	(2,148)	(7,853)	(6,585)
Net amortization of above- and below-market leases	(2,204)	(1,743)	(6,276)	(4,732)
Lease buyout income	(144)	(393)	(2,062)	(844)
General and administrative expenses	12,752	11,114	37,760	34,060
Depreciation and amortization	65,603	68,328	202,080	189,706
Interest expense, net	28,544	24,998	81,935	71,954
(Gain) loss on disposal of property, net	(4,255)	19	(9,798)	34
Other expense, net	374	1,068	2,344	3,717
Property operating expenses related to fees and management income	989	983	2,892	2,328
NOI for real estate investments	122,714	112,273	362,022	331,210
Less: Non-same-center NOI(2)	(7,236)	(491)	(17,216)	894
Total Same-Center NOI	$115,478	$111,782	$344,806	$332,104

Period-end Same-Center Leased Occupancy %			97.9%	97.8%
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	33

The following table presents our calculation of Nareit FFO and Core FFO (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$27,228	$12,903	$70,373	$49,515
Adjustments:
Depreciation and amortization of real estate assets	65,205	67,887	200,908	188,374
(Gain) loss on disposal of property, net	(4,255)	19	(9,798)	34
Adjustments related to unconsolidated joint ventures	1,075	745	2,834	2,055
Nareit FFO attributable to stockholders and OP unit holders	$89,253	$81,554	$264,317	$239,978
Calculation of Core FFO Attributable to Stockholders and OP Unit Holders
Nareit FFO attributable to stockholders and OP unit holders	$89,253	$81,554	$264,317	$239,978
Adjustments:
Depreciation and amortization of corporate assets	398	441	1,172	1,332
Transaction and acquisition expenses	893	1,181	4,004	3,501
Loss on extinguishment or modification of debt and other, net	—	1,231	1	1,230
Adjustments related to unconsolidated joint ventures	13	3	45	8
Core FFO attributable to stockholders and OP unit holders	$90,557	$84,410	$269,539	$246,049

Nareit FFO/Core FFO Attributable to Stockholders and OP Unit Holders per diluted share
Weighted-average shares of common stock outstanding - diluted	138,860	136,578	138,927	136,458
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.64	$0.60	$1.90	$1.76
Core FFO attributable to stockholders and OP unit holders per share - diluted	$0.65	$0.62	$1.94	$1.80

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	34

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Calculation of EBITDAre
Net income	$27,228	$12,903	$70,373	$49,515	$69,696
Adjustments:
Depreciation and amortization	65,603	68,328	202,080	189,706	253,016
Interest expense, net	28,544	24,998	81,935	71,954	96,990
(Gain) loss on disposal of property, net	(4,255)	19	(9,798)	34	30
Federal, state, and local tax expense	219	446	599	1,047	1,821
Adjustments related to unconsolidated joint ventures	1,652	1,075	4,296	2,937	4,025
EBITDAre	$118,991	$107,769	$349,485	$315,193	$425,578
Calculation of Adjusted EBITDAre
EBITDAre	$118,991	$107,769	$349,485	$315,193	$425,578
Adjustments:
Transaction and acquisition expenses	893	1,181	4,004	3,501	4,993
Adjustments related to unconsolidated joint ventures	13	3	45	8	13
Adjusted EBITDAre	$119,897	$108,953	$353,534	$318,702	$430,584

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
ATM Program—In February 2022, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, allowing up to $250 million in offerings. During the nine months ended September 30, 2024, prior to the entry into the new program described below, we issued approximately 46,000 shares of our

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	35

common stock at a gross weighted average price of $37.05 per share under this ATM program for net proceeds of $1.7 million, after approximately $17,000 in commissions.
In February 2024, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. We issued no shares of our common stock under this ATM program during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, approximately $177 million of common stock remained available for issuance under the current ATM program.
DEBT—The following table summarizes information about our debt as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Total debt obligations, gross	$2,413,653	$2,137,336
Weighted-average interest rate	4.4%	4.3%
Weighted-average term (in years)	5.3	5.6

Revolving credit facility capacity(1)	$1,000,000	$800,000
Revolving credit facility availability(2)	970,771	738,904
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
Debt Obligation Guarantees—At September 30, 2025, the Operating Partnership had issued and outstanding its unsecured senior notes due 2031, 2032, 2034, and 2035, all issued under effective registration statements. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the unsecured senior notes due 2031, 2032, 2034, and 2035 are, and on any future debt securities of the Operating Partnership registered under an effective registration statement will be, fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	36

FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of September 30, 2025 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$2,457,419	$2,166,326
Less: Cash and cash equivalents	5,723	5,470
Total net debt	$2,451,696	$2,160,856

Enterprise value:
Net debt	$2,451,696	$2,160,856
Total equity market capitalization(1)(2)	4,752,062	5,175,286
Total enterprise value	$7,203,758	$7,336,142
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 138.4 million and 138.2 million diluted shares as of September 30, 2025 and December 31, 2024, respectively, and the closing market price per share of $34.33 and $37.46 as of September 30, 2025 and December 31, 2024, respectively.
(2)Fully diluted shares include common stock and OP units.
Pursuant to the terms of our credit agreements, we are subject to, among other things, the maintenance of various financial covenants. We were in compliance with these covenants as of September 30, 2025.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,451,696	$2,160,856
Adjusted EBITDAre - annualized(1)	465,416	430,584
Net debt to Adjusted EBITDAre - annualized	5.3x	5.0x

Net debt to total enterprise value:
Net debt	$2,451,696	$2,160,856
Total enterprise value	7,203,758	7,336,142
Net debt to total enterprise value	34.0%	29.5%
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	37

During the nine months ended September 30, 2025 and 2024, we had gross capital spend of $95.7 million and $55.6 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (in thousands):

	Nine Months Ended September 30,
	2025	2024
Capital expenditures for real estate:
Capital improvements	$17,012	$11,833
Tenant improvements	22,653	18,723
Development and redevelopment	49,614	18,182
Total capital expenditures for real estate	89,279	48,738
Corporate asset capital expenditures	1,001	690
Capitalized indirect costs(1)	4,779	3,052
Total capital spending activity(2)	$95,059	$52,480
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest and other external expenses.
(2)Amounts reported are net of insurance proceeds of $0.7 million and $3.2 million for property damage claims for the nine months ended September 30, 2025 and 2024, respectively.
We anticipate that obligations related to capital improvements, as well as redevelopment and development, in 2025 can be met with cash flows from operations, cash flows from dispositions, or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 9%-12%. Our current in process projects represent an estimated total investment of $76.0 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	38

REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our property acquisitions (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Number of properties acquired	11	8
Number of outparcels and land for future development acquired(1)(2)	2	4
Contract price	$280,784	$203,402
Total price of acquisitions(3)	282,038	205,002
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)During the nine months ended September 30, 2024, we acquired an outparcel adjacent to a property that is owned by our unconsolidated joint venture, GRP I. Therefore, the outparcel was an addition to our total property count.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
Subsequent to September 30, 2025, we acquired two properties and one parcel of land for future development for $74.2 million. The land is intended for a future grocery-anchored development opportunity.
REAL ESTATE DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table summarizes our real estate disposition activity for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Number of properties sold	2	—
Number of outparcels sold	1	—
Contract price	$34,080	$—
Proceeds (payments) from sale of real estate, net(1)(2)(3)	15,154	(26)
Gain (loss) on disposal of property, net(2)	9,798	(34)
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)We sold no properties during the nine months ended September 30, 2024, but we recognized a minimal loss on disposal of property due to miscellaneous write-off activity and expenses related to previous and future potential dispositions.
(3)During the nine months ended September 30, 2025, one of our property sales included a seller financing component. We sold the property for $24.9 million and provided secured financing, receiving a note receivable of $17.4 million.
Subsequent to September 30, 2025, we sold one property for $9.6 million.
DISTRIBUTIONS—For each month beginning January 2025 through August 2025, we declared and paid monthly distributions of $0.1025 per common share and OP unit. In September 2025, the Board authorized a 5.7% increase of our monthly distribution rate to $0.1083 per common share and OP unit, and we declared a monthly distribution of $0.1083 per common share and OP unit for September 2025.
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	39

CASH FLOW ACTIVITIES—As of September 30, 2025, we had cash and cash equivalents and restricted cash of $5.8 million, a net cash decrease of $2.8 million during the nine months ended September 30, 2025.
Below is a summary of our cash flow activity (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change(1)
Net cash provided by operating activities	$252,085	$250,707	$1,378	0.5%
Net cash used in investing activities	(375,310)	(259,621)	(115,689)	(44.6)%
Net cash provided by financing activities	120,387	9,369	111,018	NM
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations—Most of our operating cash comes from rental and tenant recovery income received less property operating expenses, real estate taxes, and general and administrative costs paid. Property operations during the nine months ended September 30, 2025 were positively impacted by a $12.7 million, or 3.8%, improvement in Same-Center NOI as compared to the same period in 2024. During the nine months ended September 30, 2025, we had a net cash outlay of $10.4 million from changes in working capital as compared to a net cash inflow of $8.9 million during the same period in 2024. This change was primarily driven by the timing of interest payments in the prior year resulting from our 2024 senior notes.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the nine months ended September 30, 2025, our acquisitions resulted in a total cash outlay of $282.0 million, as compared to a total cash outlay of $205.0 million during the same period in 2024.
•Capital expenditures—We invest capital into leasing and developing our properties and maintaining or improving the condition of our properties. During the nine months ended September 30, 2025, we paid $95.7 million, an increase of $40.1 million over the same period in 2024, primarily related to development and redevelopment activity.
•Real estate dispositions—During the nine months ended September 30, 2025, we sold two properties and one outparcel resulting in a net cash inflow of $15.2 million. During the nine months ended September 30, 2024, we sold no properties, but we had minimal net cash outflows for expenses related to previous and future potential dispositions.
•Investment in marketable securities—During the nine months ended September 30, 2025, we invested $8.2 million in marketable securities through our captive insurance company.
•Investment in unconsolidated joint ventures—During the nine months ended September 30, 2025, we invested $7.0 million in our unconsolidated joint ventures, as compared to $3.6 million during the same period in 2024.
FINANCING ACTIVITIES—Our net cash provided by financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the nine months ended September 30, 2025, we had $264.1 million in net borrowings primarily as a result of our 2025 senior note issuance, payments on our mortgage loans, and net repayments under our revolving credit facility. During the nine months ended September 30, 2024, we had $130.4 million in net borrowings of debt primarily as a result of our May and September 2024 senior note issuances, payments on our term loans, and net repayments under our revolving credit facility.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $22.7 million for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to the timing of the funding of our December 2024 distribution payment combined with an increase in shares of common stock outstanding and our distribution rate increase.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	40

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of September 30, 2025, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
UNREGISTERED SALE OF SECURITIES—During the three months ended September 30, 2025, we issued an aggregate of approximately 99,000 shares of common stock in redemption of approximately 99,000 ownership units of Phillips Edison Grocery Center Operating Partnership I, L.P. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASES—We have a share repurchase program approved by our Board of Directors of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program. The table below summarizes repurchases of our common stock made during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
July 1, 2025 - July 31, 2025	—	$—	—	$250,000
August 1, 2025 - August 31, 2025	—	—	—	250,000
September 1, 2025 - September 30, 2025(1)	84	35.75	—	250,000
(1)Represents common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	41

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1		Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended	Form 10-Q, filed May 5, 2022, Exhibit 3.1
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
10.1
Third Amendment to Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent, dated August 29, 2025
Form 8-K, filed September 2, 2025, Exhibit 10.1
22.1	*	List of Issuers of Guaranteed Securities
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith
**Furnished herewith

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: October 24, 2025	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2025	By:	/s/ John P. Caulfield
John P. Caulfield
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2025 FORM 10-Q	43