Form 10-K
period 2025-12-31
Phillips Edison & Company, Inc.
filed 2026-02-10
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4.4 billion, based on a closing price of $35.03 as reported on the Nasdaq Global Select Market.
As of February 2, 2026, there were approximately 125.8 million outstanding shares of common stock of the registrant.
Documents Incorporated by Reference: Certain required information will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the Company's 2026 Annual Meeting of Stockholders, and is hereby incorporated by reference into Part III of this Form 10-K.

PHILLIPS EDISON & COMPANY, INC. FORM 10-K

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	1

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). These forward-looking statements are based on current expectations, estimates, and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, management of our company and involve uncertainties that could significantly affect our financial results. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “seek,” “objective,” “goal,” “strategy,” “plan,” “focus,” “priority,” “should,” “could,” “potential,” “possible,” “look forward,” “optimistic,” “commit,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). Such statements include, but are not limited to: (a) statements about our plans, strategies, initiatives, and prospects; (b) statements about our underwritten incremental yields; and (c) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) competition from other available shopping centers and the attractiveness of properties in our portfolio to our tenants; (v) the financial stability of our tenants, including, without limitation, their ability to pay rent; (vi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (vii) increases in our borrowing costs as a result of changes in interest rates and other factors; (viii) potential liability for environmental matters; (ix) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (x) our ability and willingness to maintain our qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax, and other considerations; (xi) changes in tax, real estate, environmental, and zoning laws; (xii) information technology security breaches; (xiii) our corporate responsibility initiatives; (xiv) loss of key executives; (xv) the concentration of our portfolio in a limited number of industries, geographies, or investments; (xvi) the economic, political, and social impact of, and uncertainty relating to, pandemics or other health crises; (xvii) our ability to re-lease our properties on the same or better terms, or at all, in the event of non-renewal or in the event we exercise our right to replace an existing tenant; (xviii) the loss or bankruptcy of our tenants; (xix) to the extent we are seeking to dispose of properties, our ability to do so at attractive prices or at all; (xx) the impact of tariffs and global trade disruptions on us, our tenants, and consumers, including the impact on inflation, supply chains, and consumer sentiment; and (xxi) any of the other risks included in this Annual Report on Form 10-K, including those set forth in “Part I, Item 1A. Risk Factors”. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
Except as required by law, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	2

w PART I
ITEM 1. BUSINESS
All references to “Notes” throughout this Annual Report on Form 10-K refer to the footnotes to the consolidated financial statements in “Part II, Item 8. Financial Statements and Supplementary Data”.
OVERVIEW—Phillips Edison & Company, Inc. (“we,” the “Company,” “PECO,” “our,” or “us”), a real estate investment trust (“REIT”) founded 35 years ago, is one of the nation’s largest owners and operators of omni-channel grocery-anchored shopping centers. Additionally, we operate a third-party investment management business providing property management and advisory services to three unconsolidated institutional joint ventures, in which we have partial ownership interests, and one private fund (collectively, the “Managed Funds”). The majority of our revenues are lease revenues derived from our real estate investments. Our portfolio primarily consists of neighborhood centers anchored by the #1 or #2 grocer tenants by sales within their respective formats by trade area. As of December 31, 2025, our portfolio was 97.3% leased. Our tenants, who we refer to as “Neighbors,” are a mix of national, regional, and local retailers that primarily provide necessity-based goods and services. We believe our locations are in fundamentally strong demographic markets throughout the United States. Our brick and mortar assets positively contribute to our Neighbors’ omni-channel strategies and act as the last mile delivery solution.
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
As of December 31, 2025, we wholly-owned 297 shopping centers. Additionally, we owned (i) a 14% interest in Grocery Retail Partners I LLC (“GRP I”), a joint venture with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”), which owned 20 shopping centers, (ii) a 20% equity interest in Necessity Retail Venture LLC (“NRV”), a joint venture with an affiliate of Cohen & Steers Income Opportunities REIT, Inc. (“Cohen & Steers”), which owned four shopping centers, and (iii) a 31.25% interest in Neighborhood Grocery Catalyst Fund LLC (“NGCF”), a joint venture with certain investors, including LS BDC Holdings, LLC, a subsidiary of Lafayette Square USA, Inc., and Northwestern Mutual, which owned three shopping centers. In total, our managed portfolio of wholly-owned shopping centers and those owned through our unconsolidated joint ventures comprised approximately 36.7 million square feet located in 31 states.
BUSINESS OBJECTIVES AND STRATEGIES—Our primary business objective is to own, operate, and manage well-occupied grocery-anchored shopping centers in order to deliver long-term growth and value creation to all stakeholders while acting as a responsible corporate citizen. Additionally, we are seeking growth opportunities to complement our core grocery-anchored portfolio with incremental initiatives, such as everyday retail, often referred to as unanchored centers, to enhance our portfolio returns. Everyday retail centers are located in the same trade areas as our grocery-anchored centers, growing suburban markets with strong median household incomes. We seek to achieve our growth objectives by generating cash flows, income growth, and capital appreciation for our stockholders through our differentiated and focused strategy, responsible balance sheet management, and integrated operating platform. We remain focused on creating great grocery-anchored shopping experiences and improving our communities, one center at a time. Our goal is to merchandise our shopping centers with the most effective array of goods and services for local consumers and to offer a safe and welcoming shopping experience that contributes to, and enhances, the vitality of each neighborhood.
Differentiated and Focused Strategy—We believe quality drives growth. Our high-quality portfolio is based on our differentiated strategy which focuses on SOAR - Spreads, Occupancy, Advantages of the Market, and Retention.
•Spreads—Our strong new and renewal leasing spreads highlight the demand for our properties by Neighbors who provide necessity-based goods and services that serve the essential needs of our communities. As of December 31, 2025, approximately 70% of our ABR, including the pro rata portion attributable to properties owned through our unconsolidated joint ventures, was generated from Neighbors providing necessity-based goods and services. We believe our focus on necessity-based goods and services retailers limits our exposure to distressed retailers and allows us to demonstrate resiliency during times of real estate and economic down cycles. The demand for these goods and services and the level of sales productivity that they afford our Neighbors contributes to our strong rent spreads and embedded rent escalators. For the year ended December 31, 2025, comparable rent spreads, which compare the percentage increase of new or renewal leases to the expiring lease of a unit that was occupied within the past twelve months, were 30.9% for new leases, 20.7% for renewal leases, and 23.3% combined.
•Occupancy—Our high occupancy levels are driven by our focused and differentiated strategy of owning right-sized grocery-anchored neighborhood shopping centers. We seek to invest in small format right-sized centers averaging 112,000 square feet where leasing activity is concentrated in smaller tenant spaces and limits exposure to high-risk retailers. We believe that smaller centers provide higher growth potential because they enjoy a positive leasing dynamic as: (i) we believe retailer demand is strongest for inline space, which contains less than 10,000 square feet of gross leasable area (“GLA”); (ii) there is less exposure to big box retailers, which we believe have higher risk because they require larger capital expenditures and have fewer leasing opportunities; and (iii) smaller centers typically have lower capital expenditures.
•Advantages of the Market—We continue to see many advantages to the suburban markets where we operate our shopping centers. We focus on owning centers in markets with strong household incomes and growing populations where both leading grocers and small shop Neighbors are successful. We also focus on investing in shopping centers anchored by the #1 or #2 grocer by sales within their respective trade area. Grocery-anchored shopping centers generally have strong foot traffic leading to high demand for leasing Neighbor spaces, which enhances our ability to increase lease revenue. As of December 31, 2025, for our wholly-owned shopping centers, 95.0% of our annualized

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	3

base rent (“ABR”) was generated from shopping centers anchored by such grocers and 83.3% of our ABR was generated from shopping centers anchored by the #1 or #2 grocer by sales within their respective trade area.
•Retention—High retention rates result in better economics with less downtime and lower tenant improvement costs. We retain a healthy and varied mix of national, regional, and local Neighbors who run successful businesses and support our ability to grow rents at attractive rates.
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
•Funding External Growth—We have identified a target market of approximately 5,800 grocery-anchored shopping centers and 50,000 everyday retail centers across the United States and believe we have a long runway for external growth.
◦Our ability to generate over $100 million in operating cash flows annually after maintenance capital expenditures and distributions provides us additional flexibility to fund our external initiatives while maintaining our attractive leverage profile.
◦We believe our investment grade balance sheet, our senior unsecured revolving credit facility, and our At-the-Market offering (“ATM”) program allow us to access debt and equity capital, further enhancing our financial flexibility and providing us with the financial capacity to pursue external growth initiatives in an accretive and prudently capitalized manner.
◦We continually evaluate our portfolio of assets for portfolio recycling opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value and reinvest proceeds into properties that have future growth potential, are located in attractive demographic markets, and support our business objectives.
◦Our investment management platform enables us to source and manage incremental sources of capital through unconsolidated joint ventures, which provide us incremental fee revenue opportunities.
•Debt Maturity Profile—We believe we have maintained an appropriately staggered debt maturity profile which will position us for long-term growth. Our outstanding debt obligations are composed primarily of (i) unsecured debt, including term loans, senior notes, and a revolving credit facility, and (ii) secured mortgage debt.
•Investment Grade Ratings—Our current investment grade ratings are Baa2 (Outlook: Stable) with Moody’s Investors Services and BBB (Outlook: Stable) with S&P Global Ratings.
•Liquidity—As of December 31, 2025, we had $925.1 million of total liquidity, comprised of $43.3 million of cash, cash equivalents, and restricted cash, plus $881.8 million of borrowing capacity available on our $1 billion revolving credit facility.
Internal Growth Through Our Integrated Operating Platform—We believe our internally-staffed, vertically-integrated operating platform to lease and manage omni-channel grocery-anchored neighborhood shopping centers will continue to employ insight-driven strategies to provide stability and generate growth in our existing portfolio, optimizing returns for our stockholders. Our team is composed of highly experienced, Locally Smart™, and driven professionals whose deep local knowledge delivers a competitive advantage and strong results.
•Leasing—Our national footprint of experienced and Locally Smart™ leasing professionals is dedicated to increasing net operating income (“NOI”) at our centers by: (i) maximizing rental rates while improving the credit profile of our rental revenue; (ii) building an optimal portfolio of high-quality national, regional, and local retailers while improving the merchandising mix; (iii) capitalizing on below-market rent opportunities by increasing rents as leases expire; (iv) executing leases with contractual rent increases; and (v) increasing occupancy.
•Property Management Services—We believe we add value by remaining focused on each individual shopping center and its community and by overseeing all aspects of operations at our centers. Our Locally Smart™ property managers effectively manage costs while maintaining a pleasant, clean, and safe environment where retailers can be successful and customers can enjoy a great shopping experience. Further, we provide our Neighbors with responsive customer service and marketing tools, as well as other sophisticated solutions, such as a centralized accounting, billing, and tax review platform to facilitate our daily operations.
•Development and Redevelopment—Our team of seasoned professionals is focused on selective development initiatives while maintaining our core strategy of acquiring and operating grocery-anchored shopping centers. Our strategies include ground-up outparcel development, repositioning projects, grocery tear-down and redevelopment, and the acquisition of land to support future growth opportunities. These projects create opportunities to increase the value of our properties, create long-term growth, and drive accretive returns, which we believe will allow us to deliver long-term growth and value creation to all stakeholders while creating great grocery-anchored shopping center experiences.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	4

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
As of December 31, 2025, we were not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business. However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with government regulations due to changes in requirements or otherwise that could be material to our business.
CORPORATE RESPONSIBILITY AND HUMAN CAPITAL—Our Corporate Responsibility and Sustainability (“CRS”) Program is designed to align with our business objective of driving long-term growth and value creation for all stakeholders by generating cash flow, income growth, managing risk, and capital appreciation. To achieve this alignment, our CRS Program is based on four pillars - our People & Culture, Environmental Management, Centers & Economic Impact, and Oversight & Ethics - with each pillar focused on its interdependent strategies as described below.
People & Culture—As of December 31, 2025, we had approximately 320 associates located in 23 states, with the majority located in our corporate headquarters in Cincinnati, Ohio. At PECO, our associates and the culture we foster are vital to how we operate. Our unique culture - which we refer to as our “PECO Cultural Advantage”™ - is carefully curated through the following approach: cultivating an ownership mindset where teamwork and innovative thinking are highly valued; promoting transparency and open communication throughout our Company; caring about the health and well-being of our associates; investing in the growth and development of our associates; fostering a supportive and inclusive environment; and recognizing the hard work of our associates.
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
Centers & Economic Impact—Our centers are integral to the local communities they serve by supporting local entrepreneurs and small business owners; connecting residents to essential and necessity-based goods, services, and amenities; enhancing the communities through development and redevelopment projects; and creating economic impact for the local townships and municipalities through jobs and taxes. As of December 31, 2025, approximately 70% of our ABR was generated from Neighbors providing necessity-based goods and services to the local communities.
Oversight & Ethics—We believe that strong governance practices promote long-term value creation for our stakeholders by fostering a culture of integrity and ethical conduct for our associates; building and maintaining a relationship of trust and respect with our Neighbors, investors, vendors, and the communities that we serve; guiding decision-making through sound and ethical business practices; safeguarding the interests of our stockholders and other stakeholders through comprehensive internal control frameworks with independent oversight and review; assessing enterprise risk management and mitigation strategies for material risks on a regular basis; providing transparency in our reporting and stakeholder disclosures; and prioritizing regular engagement with our stakeholders.
More information about our CRS strategies and performance is available on our website at www.phillipsedison.com, including in our 2024 Corporate Responsibility Report. The content of our website and other information contained therein, including our Corporate Responsibility Report, are not incorporated by reference herein or in any other filing by the Company with the SEC, and should not be considered part of this Annual Report on Form 10-K.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	5

INFORMATION ABOUT OUR EXECUTIVE OFFICERS—The following table details information for our executive officers as of December 31, 2025:

Name	Age	Title	Joined PECO
Jeffrey S. Edison	65	Chairman & Chief Executive Officer	Co-Founder
Robert F. Myers	53	President	2003
Joseph G. Schlosser	51	Chief Operating Officer, Executive Vice President	2004
John P. Caulfield	45	Chief Financial Officer, Executive Vice President & Treasurer	2014
Tanya E. Brady	58	Executive Vice President, Chief Legal & Administrative Officer	2013
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	6

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
Risks Related to Our Business and Operations
Our financial performance depends on the stability and success of our Neighbors, and the loss, failure, departure or bankruptcy of significant Neighbors – including major anchor stores – or a high volume of smaller Neighbors, could adversely affect our revenues, occupancy, and results of operations.
Our anchor Neighbors (generally those occupying 10,000 square feet or more) pay a significant portion of the total rent at a property and draw customer traffic to other stores. If a major anchor Neighbor ceases or downsizes operations – whether due to bankruptcy, insolvency, business downturn, lease default, or a decision not to renew its lease – we would lose a primary income source and traffic driver. This could also trigger co-tenancy provisions in other Neighbors’ leases allowing them to pay reduced rent or terminate their leases, further eroding our rental income. If an anchor “goes dark” (stops operating but continues to pay rent), the lack of an active anchor can significantly diminish shopper traffic, impairing sales for other Neighbors. Re-leasing a vacated anchor space can be challenging and costly because anchor spaces may require substantial capital investments or reconfiguration (for example, subdividing into smaller units) to attract new Neighbors, and prolonged downtime is likely during this repositioning. In some cases, an anchor’s lease may allow it to assign or transfer the space to a new retailer not originally anticipated, which could change the center’s draw and potentially reduce foot traffic, or give other Neighbors the right to renegotiate or exit their leases.

A significant portion of our revenue comes from non-anchor Neighbors, some of which may have more limited financial resources than anchor Neighbors and could be vulnerable in an adverse economic climate. If a large number of these smaller Neighbors experience financial distress, default on their leases, or choose to close their businesses, our occupancy levels and rental income would decline. We may need to offer rent concessions, reduced rental rates, or fund additional tenant improvements and inducements to attract or retain replacement Neighbors, which would increase our costs and reduce cash flows. Competitive pressures – including from other shopping centers or e-commerce alternatives – can make it difficult to backfill vacant space on favorable terms, leading to extended vacancies or the acceptance of lower-paying or less creditworthy Neighbors. High vacancy or a suboptimal tenant mix at a given property can also diminish the property’s overall resale value.
In addition, certain lease provisions can restrict our re-leasing flexibility. Some Neighbors have exclusive-use rights preventing us from leasing other space in the center to competitors or to users of certain product categories. These clauses can limit the pool of replacement tenants for a vacant unit (especially if the departed tenant had such protection or if existing Neighbors hold exclusive rights that constrain new leases), potentially resulting in longer vacancy periods or the need to accept a less optimal tenant at a lower rent. Similarly, co-tenancy clauses may reduce what remaining Neighbors are obligated to pay (or allow them to terminate their leases) until we satisfy certain conditions (such as securing a replacement anchor or achieving a specified occupancy threshold), prolonging the financial impact of an anchor loss.
Furthermore, if Neighbors file for bankruptcy, they may exercise their legal right to reject leases, resulting in termination of rental obligations and leaving us with vacant space and unrecoverable past due rent. Our claims for unpaid rent in a tenant’s bankruptcy are typically general unsecured claims, for which recovery, if any, is usually limited and obtained only after lengthy proceedings. A bankruptcy by a major Neighbor (or multiple Neighbors) with locations across several of our centers could abruptly eliminate significant rental streams, and we may incur legal and re-leasing expenses while trying to mitigate the loss. Even in cases of a single-store bankruptcy, we may face delays and costs re-leasing that space, and any gap in occupancy reduces property revenue.
If our Neighbors – whether large anchors or smaller shop tenants – fail to perform, downsize, or depart our centers in significant numbers, our rental income and occupancy rates would decline, we could incur substantial costs to attract new tenants or adapt our properties, and the value of our shopping centers could be negatively affected. Any such developments could have a material adverse effect on our business, financial condition, cash flows, and results of operations, including our ability to service debt and make distributions to stockholders.
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
Some of our shopping centers have a low tax basis, which may result in a taxable gain on sale. We intend to utilize tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”) to mitigate taxable income (“Section 1031 Exchanges”); however, there can be no assurance that we will identify replacement shopping centers that meet our investment objectives for acquisitions. In the event that we do not utilize Section 1031 Exchanges, we may be required to distribute the gain proceeds to stockholders or pay income tax, which may reduce our cash flows available to fund our commitments and distributions to stockholders. Moreover, it is possible that future legislation could be enacted that could

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	7

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
The fair value of real estate assets is subjective and is determined through the use of comparable sales information and other market data if available. These subjective assessments have a direct effect on our net income because recording an impairment charge results in an immediate negative adjustment to net income, which may be material. During the year ended December 31, 2025, we incurred no impairment charges. We will continue to evaluate the risk profile of each asset and may potentially recognize impairments in future quarters. Accordingly, there can be no assurance that we will not record impairment charges in the future related to our assets.
Our development and redevelopment projects involve inherent risks and may not achieve their underwritten returns, which could adversely affect our financial condition, cash flows, and results of operations.
We actively pursue opportunities to develop outparcels and redevelop existing properties; however, these activities require various government and other approvals, and any delay or failure in obtaining necessary entitlements can significantly postpone or even prevent a project, jeopardizing our ability to recover our investment. Development and redevelopment projects are subject to numerous risks, including (i) difficulties in leasing new or renovated spaces on the expected timeline or at projected rental rates (resulting in occupancy levels or rents that may be insufficient to make the project profitable); (ii) cost overruns and construction delays that cause actual project costs to exceed original estimates and reduce expected returns; (iii) the potential abandonment of projects mid-stream due to adverse market conditions, which would result in the loss of our invested capital; and (iv) strain on our personnel and capital resources from managing a large pipeline of projects, which could impair our ability to complete developments on schedule and on budget, further pressuring investment returns. Moreover, fluctuations in the level of our development activity can impact our results of operations by limiting the amount of

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	8

internal overhead costs we are able to capitalize. External economic factors — such as inflationary cost pressures, rising interest rates, increases in the cost of construction materials due to tariffs or trade disputes, supply chain disruptions, and labor shortages — can exacerbate many of these challenges by driving costs higher or causing additional delays. As a result of these factors, the actual incremental unlevered yields (i.e., the return on our investment at project stabilization, excluding financing effects) for development and redevelopment projects may fall short of our underwritten incremental unlevered yield targets, which are based solely on our estimates, using data available to us in our development and redevelopment underwriting processes. The total cost to complete a project might ultimately be substantially higher than initially budgeted, and the incremental net operating income realized at stabilization can be lower than anticipated, due to a number of factors, including slower lease-up, lower-than-expected rental rates or occupancy, inability to collect anticipated rents, or Neighbors (tenants) vacating or defaulting (for example, through bankruptcy). If we fail to successfully reinvest in our portfolio through development and redevelopment or if our projects encounter significant delays, cost overruns, or fail to achieve the anticipated financial performance, our business, financial condition, cash flows, and results of operations could be adversely affected.
Adverse economic, regulatory, market, and real estate conditions may adversely affect our financial condition, cash flows, and results of operations.
Our portfolio is predominantly comprised of omni-channel neighborhood grocery-anchored shopping centers, and during the year ended December 31, 2025, our holdings in Florida and California accounted for 12.3% and 10.5%, respectively, of our ABR (including our wholly-owned portfolio as well as the prorated portion of shopping centers owned through our joint ventures). Therefore, our performance is subject to risks associated with owning and operating neighborhood omni-channel grocery-anchored shopping centers, and may be further subject to additional risk as a result of the geographic concentration noted above. Such risks include, but are not limited to: (i) changes in national, regional, and local economic climates or demographics; (ii) competition from other available shopping centers and e-commerce, and the attractiveness of our shopping centers to our Neighbors; (iii) increased competition for real estate assets targeted by our investment strategies; (iv) adverse local conditions, such as oversupply or reduction in demand for similar shopping centers in an area and changes in real estate zoning laws that may reduce the desirability of real estate in an area; (v) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-lease space; (vi) ongoing disruption and/or consolidation in the retail sector; (vii) increases in operating costs, due to inflation or otherwise, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (viii) increases in the costs to repair, renovate, and re-lease space; (ix) changes in interest rates and the availability of financing, which may render the sale or refinance of a property or loan difficult or unattractive; (x) earthquakes, tornadoes, hurricanes, droughts, wildfires, or other weather and climate-related events and natural disasters, civil unrest, terrorist acts, or acts of war, which may result in uninsured or underinsured losses; (xi) epidemics, pandemics, or other widespread outbreaks or resulting public fear that disrupt the businesses of our Neighbors causing them to fail to pay rent on time or at all; and (xii) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. Such risks also include, but are not limited to, those that could impact the financial stability of our Neighbors, including their ability to pay rent and expense reimbursements, such as supply chain disruptions and constraints, inflationary pressures throughout the supply chain, including those due to tariffs, labor shortages, inflationary pressures on wages, increases in retail theft, changes in consumer demand due to macroeconomic conditions or otherwise, and other risks and uncertainties described elsewhere in this "Risk Factors" section. These and other factors could adversely affect our financial condition, cash flows, and results of operations.
The continued shift in retail sales towards e-commerce may adversely affect our financial condition, cash flows, and results of operations.
Retailers continue to be affected by e-commerce and changes in customer buying habits, including the delivery or curbside pick-up of items ordered online. Retailers are considering these e-commerce trends when making decisions regarding their brick and mortar stores and how they will compete and innovate in a rapidly changing e-commerce environment. Many retailers in our shopping centers provide services or sell goods that are unable to be performed online (such as haircuts, massages, and fitness centers) or that have historically been less likely to be purchased online (such as grocery stores, restaurants, and coffee shops); however, the continuing increase in e-commerce sales (including online orders for immediate delivery or pickup in store) may cause retailers to adjust the size or number of retail locations in the future or close stores. Our grocer Neighbors are incorporating e-commerce concepts through home delivery or curbside pickup, which could reduce foot traffic at our centers and adversely affect our occupancy and rental rates. Changes in shopping trends as a result of the growth in e-commerce may also affect the profitability of retailers that do not adapt to changes in market conditions. While we devote considerable effort and resources to analyze and respond to Neighbor trends, Neighbor and consumer preferences, and consumer spending patterns, we cannot predict with certainty what future Neighbors will want, what future retail spaces will look like, or how much revenue will be generated at traditional brick and mortar locations. If we are unable to anticipate and respond promptly to trends in the market (such as space for a drive through or curbside pickup), our occupancy levels and rental rates may decline, and our financial condition, cash flows, and results of operations may be adversely impacted.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	9

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
Increased scrutiny on Environmental, Social and Governance factors may impose additional costs and expose us to new risks.
There is continued scrutiny from investors, policymakers, and other stakeholders on how companies address climate change, human capital, and a variety of other corporate responsibility factors. Although we engage in certain voluntary initiatives, including disclosures, to improve our corporate responsibility profile or respond to stakeholder expectations, such initiatives entail costs and may not have the desired effect. For example, methodologies, standards, and data regarding corporate responsibility matters continue to evolve, and our approach to such matters may not align with the expectations or preferences of any particular stakeholder. Stakeholder expectations are not uniform, and may, at times, conflict. Additionally, the regulatory environment may create conflicting pressures. While policymakers in some jurisdictions have adopted or are looking at adopting requirements on corporate responsibility matters, policymakers in other jurisdictions advocate for laws to constrain consideration of corporate responsibility matters in certain circumstances. Additional actions may be taken by both proponents and opponents of corporate responsibility matters. For example, there have been increased instances of greenwashing or other litigation against companies for alleged failures in disclosure, methodology, or performance. Failure to successfully navigate competing policymaker and stakeholder expectations on corporate responsibility, including in association with any ratings or disclosures, or unfavorable comparisons in these areas to other companies, could result in reputational harm, loss of tenants or capital availability, investor engagement on our corporate responsibility initiatives and disclosures, increased costs, or other adverse impacts to our business. Additionally, certain of our stakeholders are subject to similar risks, which may augment or create additional risks relating to such matters, including in ways that we may not be aware of or may be difficult to predict.
We use artificial intelligence technologies in our business, and the use of these technologies involve technological and legal risk.
We currently use artificial intelligence (“AI”) and automated decision-making technologies (collectively, “AI Technologies”), including generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information), in certain internal business practices and are making additional investments in this area. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there can be no assurance that the usage of or our investments in such technologies will always be beneficial to our business, including our efficiency or profitability. Technological advances in AI are rapidly evolving, and along with this rapid evolution comes risks and challenges that could negatively impact our business. AI Technologies may create incomplete, inaccurate, or misleading outputs or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results. While we take measures designed to ensure the accuracy of such AI-generated content, those measures may not always be successful. Accordingly, reliance on these models could lead us to make impaired decisions that could result in adverse consequences to us, including legal liability, reputational and competitive harm, and Neighbor loss. Additionally, sensitive or otherwise confidential information could be leaked, disclosed, or revealed in connection with the use of AI Technologies by our employees, vendors, contractors, and where an AI model processes personal information and makes connections with that data, it may disclose sensitive, proprietary, or confidential information generated by the model. Furthermore, bad actors may utilize AI Technologies to obtain sensitive or confidential information of our business.
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
We use AI Technologies licensed from third parties in certain internal business practices and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers.
Risks Related to Our Indebtedness and Liquidity
We have substantial indebtedness, and we may need to incur additional indebtedness, including recourse debt, in the future, which could adversely affect our business, financial condition, and ability to make distributions to our stockholders.
We have obtained, and may continue to obtain, lines of credit, and other long-term financing that are secured by our shopping centers and other assets. On December 31, 2025, we had indebtedness of $2.4 billion comprised of $2.0 billion in unsecured debt, $0.4 billion in outstanding secured loan facilities, and $30.4 million in mortgage loans and finance lease obligations. In connection with executing our business strategies, we expect to evaluate additional acquisitions and strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. We may also incur mortgage debt on shopping centers that we already own in order to obtain funds to acquire additional shopping centers or make other capital investments. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we cannot guarantee that we will be able to obtain any such borrowings on satisfactory terms. Additionally, if we have insufficient income to service any recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets.
If we mortgage a property and there is a shortfall between the cash flows from that property and the cash flows needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	10

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
High debt levels could have material adverse consequences for the Company, including hindering our ability to adjust to changing market, industry, or economic conditions; limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses; requiring the use of a substantial portion of our cash flows for the payment of principal and interest on our debt, thereby limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases, or other uses; making us more vulnerable to economic or industry downturns, including elevated or increased interest rates; and placing us at a competitive disadvantage compared to less leveraged competitors.
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
Additionally, changes to our credit ratings could affect our ability to access debt capital, as well as the terms of certain existing and future debt financing we may obtain. As we depend, in part, on debt financing to fund the growth of our business and to execute our strategy, an adverse change in our credit rating, including changes in our credit outlook, or the initiation of a review of our credit rating that could result in an adverse change, could have a material adverse effect on us. Our creditworthiness is rated by nationally recognized credit rating agencies. The credit ratings assigned are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry and the general economic outlook. Furthermore, our unsecured credit facilities are priced, in part, on our credit rating. A downgrade of our credit rating could lead to a higher credit spread component within the applicable interest rate for those debt agreements and result in higher interest expense.
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
Covenants in certain of our loan agreements specify that certain named individuals must remain a member of management and/or our Board of Directors (the “Board”) or require certain level of management or Board continuity in connection with a fundamental transaction.
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
Although a significant amount of our outstanding debt has fixed interest rates, we borrow funds at variable interest rates under our credit facilities and term loans. As of December 31, 2025, 15.7% of our outstanding debt was variable rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates,

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	11

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
The Operating Partnership’s limited partnership agreement grants certain rights and protections to the limited partners, including granting them the right to vote in connection with a change of control transaction. Any such change of control transaction is required to be approved by holders of ownership units of the Operating Partnership (“OP units”) (including our Company and its subsidiaries) at the same level of approval as required for approval by holders of shares of our common stock. For purposes of any such vote, we will be deemed to vote the OP units held by us and our subsidiaries in proportion to the manner in which all of our outstanding shares of common stock were voted at a stockholders meeting relating to such transaction. As of December 31, 2025, we would have directly or indirectly controlled approximately 90.8% of the OP units. Furthermore, as of December 31, 2025, Mr. Edison had voting control over approximately 5.0% of the OP units (considering OP units owned by us), and therefore could have influence over votes on change of control transactions.
We and our consolidated subsidiary, the Operating Partnership, entered into tax protection agreements with certain protected partners, which may limit the Operating Partnership’s ability to sell or otherwise dispose of certain shopping centers and may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate its business.
We and the Operating Partnership entered into a tax protection agreement on October 4, 2017 (the “2017 TPA”) with, among others, Mr. Edison, and certain entities controlled by him at the closing of a transaction in May 2017 pursuant to which we internalized our management structure through the acquisition of certain real estate assets and the third-party investment management business of Phillips Edison Limited Partnership (“PELP”) in exchange for OP units and cash. Pursuant to the 2017 TPA, if the Operating Partnership: (i) sells, exchanges, transfers, or otherwise disposes of certain shopping centers in a taxable transaction, or undertakes any taxable merger, combination, consolidation or similar transaction (including a transfer of all or substantially all assets), for a period of ten years commencing on October 4, 2017; or (ii) fails, prior to the expiration of such period, to maintain certain minimum levels of indebtedness that would be allocable to each protected partner for tax purposes or, under certain circumstances, fails to offer such protected partners the opportunity to guarantee certain types of the Operating Partnership’s indebtedness, then the Operating Partnership will indemnify each affected protected partner, including Mr. Edison, against certain resulting tax liabilities. Our tax indemnification obligations include a tax gross-up. As of December 31, 2025, 28 of our 297 wholly-owned shopping centers, four outparcels, and the land under which one of our properties is located, comprising approximately 9.8% of our ABR, are subject to the protection described in clause (i) above, and the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to such protection is approximately $114.3 million.
We and the Operating Partnership entered into an additional tax protection agreement (the “2021 TPA”) on July 19, 2021 with Mr. Edison, Devin I. Murphy, and Mr. Myers, which will become effective upon the expiration of the 2017 TPA. The 2021 TPA generally has the following terms: (i) the 2021 TPA will severally provide to Mr. Edison, Mr. Murphy, and Mr. Myers the same protection provided under the 2017 TPA until October 4, 2031, so long as (a) Mr. Edison, Mr. Murphy, or Mr. Myers (or their permitted transferees), as applicable, individually owns at least 65% of the OP units owned by him as of the date of the execution of the 2021 TPA and (b) in the case of Mr. Murphy or Mr. Myers, Mr. Edison individually owns at least 65% of the OP units owned by him as of the date of the execution of the 2021 TPA; and (ii) the 2021 TPA will provide that following the expiration of the four-year tax protection period under the 2021 TPA, for so long as Mr. Edison holds at least $5.0 million in value of OP units, (a) Mr. Edison will have the opportunity to guarantee debt of the Operating Partnership or enter into a “deficit restoration” obligation, and (b) the Operating Partnership will provide reasonable notice to Mr. Edison before effecting a significant transaction reasonably likely to result in the recognition of more than one-third of the built-in gain allocated to Mr. Edison that is protected under the 2017 TPA as of the date that the 2021 TPA was executed, and will consider in good faith any proposal made by Mr. Edison relating to structuring such transaction in a manner to avoid or mitigate adverse tax consequences to him.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	12

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	13

as a result of a foreclosure, and state or local income, property, and transfer taxes. Any of these taxes would decrease cash available for distributions to stockholders.
If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT and would suffer adverse consequences.
We believe that the Operating Partnership is organized and will be operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. As a partnership, the Operating Partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated that partner’s share of the Operating Partnership’s income. No assurance can be provided, however, that the Internal Revenue Service (the “IRS”) will not challenge the Operating Partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would significantly reduce the amount of its cash available for debt service and for distribution to its partners, including us.
The Operating Partnership has a carryover tax basis on certain of its assets as a result of our acquisition of PELP, and our merger with Phillips Edison Grocery Center REIT II, Inc. (“REIT II”), and the amount that we have to distribute to stockholders therefore may be higher.
As a result of each of the acquisition of PELP and our merger with REIT II, certain of the Operating Partnership’s shopping centers have carryover tax bases that are lower than the fair market values of these shopping centers at the time of the acquisition. As a result of this lower aggregate tax basis, the Operating Partnership may recognize more taxable gain upon the sale of these assets, and the Operating Partnership will be entitled to lower depreciation deductions on these assets than if it had purchased these shopping centers in taxable transactions at the time of the acquisition. Such lower depreciation deductions and increased gains on sales generally will increase the amount of our required distribution under the REIT rules, and will decrease the portion of any distribution that otherwise would have been treated as a “return of capital” distribution.
Our property taxes could increase due to property tax rate changes or reassessment, which could impact our cash flow.
Even if we qualify as a REIT for U.S. federal income tax purposes, we are required to pay state and local property taxes on our shopping centers. The property taxes on our shopping centers may increase as property tax rates change or as our shopping centers are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past and such increases may not be covered by Neighbors pursuant to our lease agreements. If the property taxes we pay increase, our financial condition, results of operations, cash flow, per share trading price of our common stock, ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.
Our use of taxable REIT subsidiary (“TRS”) entities may jeopardize our REIT qualification and expose us to significant tax liabilities.
We may utilize TRS entities to hold non-qualifying REIT assets and to conduct activities that generate non-qualifying REIT income. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. TRS entities are taxed as regular C corporations and may engage in activities our REIT cannot. Income earned by our TRS entities is not required to be distributed to us, and any dividends received from our TRS entities generally qualify under the 95%, but not the 75%, gross income test. We monitor TRS income and distributions to comply with REIT income limits, but we cannot guarantee compliance in all cases. A failure to meet these tests could result in loss of REIT status.
Additionally, no more than 20% of our total asset value (beginning on January 1, 2026 this statutory limitation was increased to 25%) may consist of TRS securities. This limitation may constrain the growth of our non-REIT businesses. We monitor TRS valuations to comply with this threshold, but market fluctuations or business expansion could cause inadvertent violations. Transactions between us and our TRS entities must be conducted on an arm’s-length basis, and while we attempt to structure our intercompany dealings on market terms, we could be subject to a 100% excise tax if the IRS successfully argues that our existing intercompany transactions are not structured on an arm's length basis. Non-compliance with an arm’s-length standard could result in substantial tax penalties or loss of REIT status, adversely affecting our financial condition and results.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	14

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	15

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
Risks Related to Business Continuity and Cybersecurity
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could adversely affect our cash flows and stockholder returns.
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
Climate change, including the impact of global warming, creates physical and transition risks. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g. floods, droughts, wildfires, tornadoes, or hurricanes) and changes in temperatures, water, and other weather patterns. The occurrence of sea level rise or one or more natural disasters, such as floods, droughts, tornados, hurricanes, tropical storms, wildfires, and earthquakes (whether or not caused by climate change), could cause considerable damage to our shopping centers, disrupt our operations, and negatively affect our financial performance. To the extent any of these events results in significant damage to or closure of one or more of our shopping centers, our operations and financial performance could be adversely affected through lost Neighbors and an inability to lease or re‑lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel or other energy costs or a fuel shortage, and increases in the costs of (or making unavailable) insurance on favorable terms if they result in significant loss of property or other insurable damage. In addition, transition risks associated with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing shopping centers, increase the costs of maintaining or improving our existing shopping centers or developing new shopping centers, or increase taxes and fees assessed on us or our shopping centers. Changes in investor, customer, and other stakeholder expectations or responses to climate change may also require us to incur costs or otherwise adversely impact our business.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	16

As an owner and/or operator of real estate, we could become subject to liability for environmental violations, regardless of whether we caused such violations, and our efforts to identify environmental liabilities may not be successful.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. U.S. federal, state, and local laws and regulations relating to the protection of the environment may require us, as a current or previous owner or operator of real property, to investigate and clean up hazardous or toxic substances or petroleum product releases at, on, under, from, or in a property or at impacted neighboring properties, which in our case most typically arise from current or former dry cleaners, gas stations, asbestos usage, historic land use practices, and increasingly per- and poly-fluoroalkyl substances. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred. We may be subject to regulatory action and may also be held liable to third parties for personal injury or property damage incurred by such parties in connection with exposure to or offsite contamination caused by hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances, and related liabilities, may be substantial and could materially and adversely affect us. The presence of hazardous or toxic substances, or the failure to remediate the related contamination, may also adversely affect our ability to sell, lease, or redevelop a property or to borrow money using a property as collateral.
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
We and our Neighbors face risks relating to cybersecurity attacks. These attacks could lead to significant disruptions to our and our Neighbor’s business operations, third party lawsuits, and adverse regulatory actions. Efforts to respond to these attacks and comply with new laws and regulations regarding cybersecurity and privacy may result in substantial costs and may decrease cash available for distributions.
We and our Neighbors face risks from cybersecurity attacks that seek to disrupt business operations, gain unauthorized access to our network, steal sensitive data, and cause similar harm to our business. We may face such cybersecurity attacks through malware, computer viruses, attachments to e-mails, malicious persons inside our organization, vulnerabilities in our or third party software, or other security issues with our and third party information technology (“IT”) systems. The risk of a cybersecurity attack, including by computer hackers (individual or hacking organizations), foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The techniques and sophistication used to conduct cybersecurity attacks and breaches of IT systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Remote and hybrid working arrangements at our company (and at many third party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. The use of artificial intelligence has further enhanced malicious actors’ ability to conduct sophisticated attacks, often at a low cost, including through the use of deepfake and similar social engineering techniques and technologies.
Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our Neighbors. In addition to our own IT systems, we also depend on third parties to provide IT services relating to several key business functions, such as administration, accounting, communications, document management and storage, human resources, payroll, tax, investor relations, and certain finance functions. Our IT systems and those provided by third parties may contain personal, financial, or other information that is entrusted to us by our Neighbors and associates, as well as proprietary PECO information and other confidential information related to our business. There is no guarantee that our cybersecurity risk management programs and processes, including our and third parties’ policies, controls, and procedures, will be fully implemented, complied with or effective in protecting our and third party systems and information against cybersecurity attacks.
As have many companies, we and our third party vendors have been impacted by security incidents in the past, and will likely continue to experience security incidents of varying degrees. While we do not believe these incidents have had a material impact to date, as our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our Neighbors, and loss of competitive confidential information. Our financial results and business operations may be negatively affected by such an incident or the resulting negative media attention. A cybersecurity attack on our or third party IT systems could also: (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our Neighbors; (ii) compromise the personal information, confidential information, or proprietary information of our Neighbors, associates, and vendors, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes; (iii) result in our inability to maintain the building systems relied upon by our Neighbors for the efficient use of their leased space possibly resulting in harm to customers of those neighbors; (iv) require significant management attention and resources to remedy the damages that result; (v) result in misstated financial reports, violations of loan covenants, and/or missed reporting deadlines; (vi) result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; (vii) subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements or relationships; (viii) cause reputational damage that adversely affects Neighbor, investor, and associate confidence in us, which

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	17

could negatively affect our ability to attract and retain Neighbors, investors, and associates; (ix) result in significant remediation costs, some or all of which may not be recoverable from our insurance carriers; and (x) result in increases in the cost of obtaining insurance on favorable terms, or at all, if the attack results in significant insured losses. Such security incidents could also result in a violation of applicable federal and state privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers. Similarly, our Neighbors rely extensively on IT systems to process transactions and manage their businesses and thus are also at risk from and may be adversely affected by cybersecurity attacks. An interruption in the business operations of our Neighbors or a deterioration in their reputation resulting from a cybersecurity attack, including unauthorized access to customers’ information, credit card data, and other confidential information, could indirectly negatively affect our business and cause lost revenues.
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
•the passage of legislation or other regulatory developments that adversely affect us or our industry;

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	18

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
All distributions will be at the sole discretion of our Board and will depend on our actual and projected financial condition, results of operations, cash flows, liquidity, maintenance of our REIT qualification, and such other matters as our Board may deem relevant from time to time. We intend to evaluate distributions throughout 2026, and it is possible that stockholders may not receive distributions equivalent to those previously paid by us for various reasons, including: (i) we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, operating cash flows, or financial position; (ii) decisions on whether, when, and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Board, which reserves the right to change our distribution practices at any time and for any reason; (iii) our Board may elect to retain cash for investment purposes, working capital reserves, or other purposes, or to maintain or improve our credit ratings; and (iv) the amount of distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, state regulators, and/or the terms of any current or future indebtedness that these subsidiaries may incur.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	19

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
One of the factors that may influence the price of shares of our common stock is the dividend distribution rate on our common stock (as a percentage of the price of shares of our common stock) relative to market interest rates. If market interest rates rise, as has been experienced in recent years, prospective purchasers of shares of our common stock may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than shares of our common stock, which would reduce the demand for, and result in a decline in the market price of, shares of our common stock.
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
Our Chief Information Officer (“CIO”) is a member of our management team and has primary responsibility for assessing and managing material risks from cybersecurity threats. The CIO also has primary responsibility for leading our overall cybersecurity risk management program and supervises both the PECO cybersecurity team and our retained external cybersecurity consultants. The management team, led by the CIO and cybersecurity team, stay informed about cybersecurity risk including prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the PECO environment. The CIO has over 20 years of experience in network engineering and administration, information technology operations, and infrastructure, and works closely with members of PECO's cybersecurity team, who have years of experience working in cybersecurity, with several members possessing industry certifications such as Certified Information Systems Security Professional (“CISSP”) and Security+, and having pursued advanced degrees and studies in the field. Cybersecurity team members participate in recurring cybersecurity team meetings with the CIO and provide periodic executive leadership updates. The Audit Committee oversees our cybersecurity program and is periodically briefed by management, including the CIO, on cybersecurity risks and initiatives. In addition, management updates the Board, through the Audit Committee, as necessary regarding any significant cybersecurity incidents.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	20

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
At PECO, we are committed to protecting the availability, confidentiality, and integrity of our data and systems. Among other things, our key contracts contain requirements that counterparties maintain standards of data security and privacy compliance.
PECO maintains, internally publishes, and annually reviews its cybersecurity policies and procedures, which includes an incident response plan. Additionally, PECO engages with external cybersecurity experts to conduct annual penetration testing, provide monitoring of the environment, conduct tabletop exercises, and provide dedicated incident response and advanced forensics capabilities. In addition to internal audits and external reviews, assessments have included the NIST CSF, cybersecurity maturity assessment, and Center for Internet Security Benchmarks to identify opportunities for enhancement.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our financial results and business operations. See “Item 1A. Risk Factors – Risks Related to Business Continuity and Cybersecurity”.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	21

ITEM 2. PROPERTIES
REAL ESTATE INVESTMENTS—The following table details information for our wholly-owned properties and those owned through our unconsolidated joint ventures as of December 31, 2025, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	Ownership Percentage	Number of Properties	ABR	GLA
Wholly-owned properties	100%	297	$539,129	33,495
GRP I	14%	20	33,528	2,221
NRV	20%	4	12,435	744
NGCF	31%	3	4,273	225
The following table presents information regarding the geographic location of our properties, including wholly-owned and the prorated portion of those owned through our unconsolidated joint ventures, by ABR as of December 31, 2025. For additional portfolio information, refer to “Schedule III - Real Estate Assets and Accumulated Depreciation” (dollars and square feet in thousands):

State	ABR(1)	% ABR	ABR/Leased Square Foot	GLA(2)	% GLA	% Leased	Number of Properties
Florida	$67,439	12.3%	$16.41	4,221	12.4%	97.4%	55
California	57,786	10.5%	23.65	2,508	7.4%	97.4%	27
Texas	51,684	9.4%	21.05	2,526	7.4%	97.2%	22
Georgia	46,857	8.6%	14.78	3,247	9.5%	97.6%	33
Ohio	35,081	6.4%	12.79	2,852	8.4%	96.2%	21
Illinois	32,311	5.9%	17.12	1,934	5.7%	97.6%	17
Colorado	31,019	5.6%	19.78	1,600	4.7%	98.0%	15
Virginia	24,462	4.5%	18.07	1,420	4.2%	95.4%	14
Minnesota	22,877	4.2%	17.82	1,307	3.8%	98.2%	13
Massachusetts	18,203	3.3%	16.18	1,151	3.4%	97.8%	9
Nevada	16,037	2.9%	24.48	663	1.9%	98.8%	5
Pennsylvania	13,040	2.4%	13.09	1,000	2.9%	99.6%	6
South Carolina	12,901	2.4%	12.94	1,010	3.0%	98.7%	10
Arizona	11,949	2.2%	16.14	750	2.2%	98.8%	7
Maryland	11,857	2.2%	22.61	541	1.6%	97.0%	5
North Carolina	10,435	1.9%	14.65	722	2.1%	98.6%	12
Wisconsin	10,230	1.9%	12.81	807	2.4%	98.9%	7
Tennessee	8,804	1.6%	11.25	802	2.4%	97.6%	5
Connecticut	8,736	1.6%	17.38	515	1.5%	97.5%	5
Washington	8,030	1.5%	22.85	380	1.1%	92.4%	4
Indiana	7,654	1.4%	9.67	832	2.5%	95.2%	5
Kentucky	7,208	1.3%	11.82	616	1.8%	99.0%	4
Michigan	6,617	1.2%	9.86	724	2.1%	92.7%	5
Oregon	5,303	1.0%	17.41	315	0.9%	96.8%	4
Kansas	5,080	0.9%	13.57	374	1.1%	100.0%	3
New Jersey	4,393	0.8%	25.92	169	0.5%	100.0%	1
New Mexico	3,393	0.6%	13.72	255	0.7%	97.0%	2
Missouri	2,957	0.5%	13.47	246	0.7%	89.3%	3
Iowa	2,889	0.5%	8.29	360	1.1%	96.9%	3
New York	1,951	0.4%	12.61	163	0.5%	94.7%	1
Utah	461	0.1%	31.70	15	0.1%	100.0%	1
Total	$547,644	100.0%	$16.54	34,025	100.0%	97.3%	324
(1)We calculate ABR as monthly contractual base rent as of December 31, 2025 multiplied by twelve months.
(2)GLA is defined as the total occupied and unoccupied square footage of a building that is available for Neighbors to lease.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	22

TOP TEN CITIES—The following table presents the top ten city markets by ABR of our wholly-owned properties as of December 31, 2025 (dollars in thousands):

City	ABR(1)	% ABR
Atlanta	$39,644	7.4%
Chicago	29,342	5.4%
Dallas	26,074	4.8%
Sacramento	23,187	4.3%
Denver	22,414	4.2%
Houston	22,025	4.1%
Minneapolis	21,786	4.0%
Las Vegas	16,037	3.0%
Washington D.C.	15,631	2.9%
Tampa	14,808	2.7%
Total	$230,948	42.8%
(1)We calculate ABR as monthly contractual base rent as of December 31, 2025 multiplied by twelve months.
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations for our over 3,500 Neighbors, excluding our Neighbors who are occupying space on a temporary basis, after December 31, 2025 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures:

$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$3.7
$49.0
$68.0
$85.3
$86.5
$81.9
$49.4
$25.5
$21.3
$24.8
$21.0
$31.3
MTM (94)
2026 (735)
2027 (922)
2028 (954)
2029 (914)
2030 (804)
2031 (469)
2032 (246)
2033 (227)
2034 (221)
2035 (220)
2036+ (209)
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	23

For our wholly-owned properties and those owned through our unconsolidated joint ventures, during the 2026 fiscal year, we have a total of 735 leases expiring, representing 2.7 million square feet of GLA. For our wholly-owned properties, during the 2026 fiscal year, we have 668 leases expiring, representing 2.7 million square feet of GLA. For our wholly-owned properties, the expiring leases have an ABR of $18.20 per square foot. While we cannot predict what rental rates we will achieve in 2026 as we renew or replace these expiring leases, the comparable rent spread of new leases signed during 2025 was 30.9%, and the comparable rent spread for lease renewals executed in 2025 was 20.7%. Further, during the 2025 fiscal year, our occupancy remained above 97%, indicating continued demand for leasing spaces at our centers.
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Leasing Activity” of this filing on Form 10-K for further discussion of leasing activity.
PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, by Neighbor type as of December 31, 2025:

Leased Square Feet by Neighbor Type

Grocery: 44.8%
National & Regional: 38.5%
Local: 16.7%

ABR
by Neighbor Type
Grocery: 28.2%
National & Regional: 46.3%
Local: 25.5%

The following charts present the composition of our portfolio by Neighbor industry as of December 31, 2025:

Leased Square Feet
by Neighbor Industry
Grocery: 44.8%
Retail
Stores: 22.5%
Services: 21.4%
Restaurant: 11.3%

ABR
by Neighbor Industry

Retail Stores: 21.0%
Grocery: 28.2%
Services: 30.5%
Restaurant: 20.3%

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	24

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
TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, as of December 31, 2025 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$28,327	5.2%	3,467	10.5%	63
Publix	27,013	4.9%	2,482	7.5%	62
Albertsons	19,496	3.6%	1,729	5.2%	31
Ahold Delhaize	18,138	3.3%	1,249	3.8%	23
Walmart	8,483	1.6%	1,733	5.2%	12
Giant Eagle	7,419	1.4%	759	2.3%	10
TJX Companies	7,166	1.3%	584	1.8%	21
Sprouts Farmers Market	6,205	1.1%	389	1.2%	13
Raley's	4,708	0.9%	288	0.9%	5
Dollar Tree	4,480	0.8%	399	1.2%	39
Planet Fitness, Inc.	3,894	0.7%	315	1.0%	16
Starbucks Corporation	3,890	0.7%	82	0.2%	42
UNFI (SuperValu)	3,500	0.6%	336	1.0%	5
Big Y	3,487	0.6%	167	0.5%	3
United Parcel Service	3,118	0.6%	104	0.3%	83
Subway Group	3,091	0.6%	100	0.3%	69
Pet Supplies Plus	3,010	0.6%	185	0.6%	24
Great Clips, Inc.	2,879	0.5%	95	0.3%	84
Trader Joe's	2,860	0.5%	122	0.4%	9
Lowe's	2,748	0.5%	369	1.1%	4
Total	$163,912	30.0%	14,954	45.3%	618
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	25

w PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION—Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “PECO.” As of February 2, 2026, we had approximately 125.8 million shares of common stock outstanding, held by approximately 6,000 stockholders of record. This figure does not represent the actual number of beneficial owners of the Company’s common shares because common shares are frequently held in “street name” by securities dealers and others for the beneficial owners who may vote the shares.
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
In February 2024, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three months and year ended December 31, 2025, we issued no shares of our common stock under this ATM program. During the three months and year ended December 31, 2024, we issued 1.9 million shares of our common stock at a gross weighted average price of $39.23 under this ATM program for net proceeds of $72.1 million, after approximately $0.7 million in commissions. As of December 31, 2025, approximately $177 million of common stock remained available for issuance under the current ATM program.
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
In 2025, we declared and paid monthly distributions of $0.1025 per common share and OP unit, or $1.23 annualized, for each month beginning January 2025 through August 2025. In September 2025, our Board authorized a 5.7% increase of our monthly distribution rate to $0.1083 per common share and OP unit. We declared and paid monthly distributions of $0.1083 per common share and OP unit, or $1.30 annualized, for each month beginning September 2025 through December 2025. The December 2025 and January 2026 distributions of $0.1083 per common share and OP unit were paid on January 6, 2026 and February 3, 2026, respectively.
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
The tax characterization of our distributions declared for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024
Common stock:
Ordinary dividends	82.0%	77.4%
Non-dividend distributions	18.0%	22.6%
Capital gain distributions(1)	—%	—%
Total distributions per share of common stock	100.0%	100.0%
(1)Pursuant to U.S. Treasury Regulation §1.1061-6(c) and §1061 of the IRC, the One Year Amounts and Three Year Amounts disclosures are both zero with respect to direct and indirect holders of “applicable partnership interests” for us and our subsidiary REIT, Phillips Edison Institutional REIT, LLC for all years presented.
UNREGISTERED SALE OF SECURITIES—During the year ended December 31, 2025, we issued an aggregate of approximately 579,000 shares of common stock in redemption of approximately 579,000 OP units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASES—We have a Board approved share repurchase program of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	26

The table below summarizes repurchases of our common stock made during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
October 1, 2025 - October 31, 2025	—	$—	—	$250,000
November 1, 2025 - November 30, 2025	—	—	—	250,000
December 1, 2025 to December 31, 2025(1)	2,072	35.55	—	250,000
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

Comparison of Cumulative Total Return
Investment Value
175
150
125
100
75
7/15/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
PECO
S&P 500
FNER
FNSC

Ticker / Index	7/15/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
PECO	$100	$120	$120	$142	$151	$149
S&P 500	100	110	90	114	142	168
FTSE Nareit All Equity REITs	100	113	85	97	106	109
FTSE Nareit Equity Shopping Centers	100	114	100	112	131	126

ITEM 6.
Reserved.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	27

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	28

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
•Same-Center—We use this term to refer to a property, or portfolio of properties, owned for the entirety of both calendar year periods being compared.
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
As of December 31, 2025, we owned equity interests in 324 shopping centers, including 297 wholly-owned shopping centers and 27 shopping centers owned through three unconsolidated joint ventures, which comprised approximately 36.7 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	29

provides comprehensive real estate management services to our unconsolidated joint ventures and one private fund (collectively, the “Managed Funds”).
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of December 31, 2025 and 2024 (dollars and square feet in thousands):

	2025	2024
Number of properties	297	294
Number of states	31	31
Total square feet	33,495	33,300
ABR	$539,129	$509,998
% ABR from omni-channel grocery-anchored shopping centers	95.0%	95.7%
% ABR from necessity-based goods and services	69.8%	69.4%
Leased occupancy %:
Total portfolio spaces	97.3%	97.7%
Anchor spaces	98.7%	99.1%
Inline spaces	95.1%	95.0%
Average remaining lease term (in years)(1)	4.5	4.4
(1)The average remaining lease term in years excludes future options to extend the term of the lease.
FINANCIAL HIGHLIGHTS—Owning, operating, and managing well-occupied omni-channel grocery-anchored real estate is the core part of our business strategy, and as of December 31, 2025, 95.0% of our ABR was derived from omni-channel grocery-anchored shopping centers. As of December 31, 2025, total leased occupancy remained strong at 97.3% and inline occupancy improved 10 basis points to 95.1%, when compared to December 31, 2024. Our financial performance highlights during 2025 are as follows:
•Net income of $123.0 million, an increase of $53.3 million from a year ago, primarily due to gains on the disposal of our properties, strong operating performance attributable to our same-center portfolio, and the impact of our 2025 acquisition activity.
•Nareit FFO per diluted share increased by $0.17 to $2.54 and Core FFO per diluted share improved by $0.17 to $2.60, primarily due to our strong operating performance.
•Same-Center NOI improved 3.8% to $454.7 million.
•Acquired $356.9 million in wholly-owned assets and $38.6 million in unconsolidated joint venture assets at our prorata share for a total of $395.5 million in acquisition activity for the year, executing our external growth strategy.
•Declared and paid monthly distributions of $0.1025 per common share and OP unit, or $1.23 annualized, for each month beginning January 2025 through August 2025, and increased monthly distributions to $0.1083 per common share and OP unit, or $1.30 annualized, for the remainder of 2025.
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
Differentiated and Focused Strategy—We actively monitor the commercial real estate sector for shopping centers that meet our investment objectives. Our access to equity and debt capital allows us, in part, to grow our portfolio of assets. Highlights of our asset composition and acquisitions are as follows:
•As of December 31, 2025, for our wholly-owned shopping centers, 95.0% of our ABR was generated from shopping centers anchored by grocers and 83.3% of our ABR was generated from shopping centers anchored by the #1 or #2 grocer by sales within their respective trade area.
•For the year ended December 31, 2025, comparable rent spreads were 30.9% for new leases, 20.7% for renewal leases, and 23.3% combined.
•At December 31, 2025, approximately 70% of our ABR was derived from Neighbors providing necessity-based goods and services.
•At December 31, 2025, we reported strong leased portfolio occupancy of 97.3% and same-center leased portfolio occupancy of 97.6%
Internal Growth Through Our Integrated Operating Platform—We have focused on improving our rental income through leasing vacant spaces, increasing lease revenue through rent growth, and executing development and redevelopment opportunities. Highlights of our wholly-owned operational activity as of and for the year ended December 31, 2025 are as follows:
•Inline occupancy improved 10 basis points to 95.1%, when compared to December 31, 2024.
•For the year ended December 31, 2025, we completed 23 development and redevelopment projects encompassing a total of 0.4 million square feet with a total investment of $53.8 million.
•As of December 31, 2025, we have 20 development and redevelopment projects in process, which we estimate will have a total investment of approximately $69 million.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	30

•Created $1.9 million of incremental ABR in 2025 as a result of development and redevelopment projects completed in 2024.
Balance Sheet Management Positioned for External Growth—Our balance sheet has a leverage profile that well-positions us to maintain and improve our investment grade rating, fund distributions to our stockholders, and invest in our targeted acquisitions. As of December 31, 2025, we had $925.1 million of total liquidity, comprised of $43.3 million of cash, cash equivalents, and restricted cash, plus $881.8 million of borrowing capacity available on our $1 billion revolving credit facility. In January 2025, we amended our senior unsecured revolving credit facility. The amendment increased the aggregate borrowing capacity of the facility to $1 billion and extended the maturity date to January 2029, with options to extend the maturity for two additional six-month periods. Our balance sheet management highlights as of and for the year ended December 31, 2025 are as follows:
•In June 2025, we issued $350 million of 5.250% senior notes due 2032 at an issue price of 99.832% in an underwritten offering. The 2025 senior notes are fully and unconditionally guaranteed by us. This issuance improved the flexibility of our balance sheet by extending our debt maturity profile.
•In December 2025, we repaid the $100 million outstanding term loan balance that was set to mature in July 2026.
•For the year ended December 31, 2025, we disposed of nine properties and one outparcel for net proceeds of $121.7 million which were used for portfolio recycling opportunities.
•Our current investment grade ratings are Baa2 (Outlook: Stable) with Moody’s Investors Services and BBB (Outlook: Stable) with S&P Global Ratings.
•As of December 31, 2025, our wholly-owned properties were approximately 88% unencumbered.
•Our ratio of net debt to Adjusted EBITDAre was 5.2x as of December 31, 2025 (see “Liquidity and Capital Resources - Financial Leverage Ratios” below for a discussion and calculation).
•Following our activity this year, our outstanding debt had a weighted-average maturity of 5.2 years excluding all extension options as of December 31, 2025. As of December 31, 2025, our debt maturity profile with the respective principal payment obligations was as follows (including the impact of derivatives on weighted-average interest rates and excluding all extension options)(1):

Debt Maturity Profile
Dollars (in millions)
Weighted-average interest rate %
$600
$500
$400
$300
$200
$100
$0
6%
5%
4%
3%
2%
1%
0%
$163.7
$523.6
$17.4
$92.8
$200.8
$353.4
$350.0
$0.0
$350.0
$350.0
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035 +
Debt Maturities
Weighted-Average Interest Rate on Maturing Debt

(1)As of December 31, 2025, our outstanding debt had a weighted-average maturity of 5.3 years including all extension options. Our related debt maturities at December 31, 2025 including extension options were as follows: 2026 - $1.9 million; 2027 - $523.6 million; 2028 - $179.1 million; 2029 - $0.8 million; 2030 - $292.8 million; 2031 - $353.4 million; 2032 - $350.0 million; and 2034+ - $700.0 million.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	31

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the years ended December 31, 2025 and 2024(1):

	Total Deals		Inline Deals
	2025	2024	2025	2024
New leases:
Number of leases	362	345	341	316
Square footage (in thousands)	1,219	1,363	756	729
ABR (in thousands)	$27,439	$30,703	$22,016	$20,541
ABR PSF	$22.50	$22.53	$29.10	$28.16
Cost PSF of executing new leases	$31.60	$34.01	$40.05	$41.14
Number of comparable leases	170	156	163	143
Comparable rent spread	30.9%	35.7%	26.9%	31.4%
Weighted-average lease term (in years)	8.4	9.4	7.9	7.9
Renewals and options:
Number of leases	664	676	586	593
Square footage (in thousands)	4,788	4,631	1,334	1,313
ABR (in thousands)	$73,297	$71,602	$38,580	$36,561
ABR PSF (all leases)	$15.31	$15.46	$28.92	$27.84
ABR PSF prior to renewals (all leases)	$13.73	$13.94	$24.52	$23.87
Percentage increase in ABR PSF (comparable leases only)	11.2%	11.3%	17.5%	16.6%
Cost PSF of executing renewals and options	$0.34	$0.38	$0.63	$0.67
Number of comparable leases(2)	469	504	456	483
Comparable rent spread(2)	20.7%	19.4%	21.5%	19.6%
Weighted-average lease term (in years)	5.2	5.4	4.4	4.4
Portfolio retention rate	92.9%	89.0%	81.9%	83.0%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES—We continue to operate in a resilient yet evolving retail real estate environment characterized by strong tenant demand, limited new supply, and sustained leasing momentum. Grocery-anchored shopping centers remain defensive, with healthy occupancy, stable foot traffic, and durable tenant performance; however, broader macroeconomic conditions continue to introduce uncertainty. Interest rates remain elevated relative to historical norms, and while rate volatility has moderated, higher financing costs may affect acquisition activity, redevelopment yields, and capital-market execution. Inflation has eased but remains uneven across categories, influencing operating expenses, construction costs, and retailer margins. Recently implemented or proposed tariff adjustments have created incremental uncertainty around sourcing and input costs for certain tenants, though to date we have observed minimal disruption to leasing activity or rent‑collection trends. Additionally, ongoing retailer rationalization, including periodic bankruptcy filings and strategic store closures, may create near-term downtime but also provide opportunities to re‑lease space at higher rents. Consumer behavior has remained broadly stable, supported by the essential-needs orientation of our centers; however, pressure on lower-income shoppers and any broader economic slowdown could impact retailer sales performance and, in turn, leasing decisions. We continue to monitor these trends, along with evolving insurance markets, property-tax environments, and regulatory developments, each of which could influence operating results, cash flows, or asset valuations in future periods.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	32

SUMMARY OF OPERATING ACTIVITIES FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

			Favorable (Unfavorable) Change
(Dollars in thousands)	2025	2024	$	%(1)
Revenues:
Rental income	$709,186	$647,589	$61,597	9.5%
Fees and management income	12,751	10,731	2,020	18.8%
Other property income	4,657	3,072	1,585	51.6%
Total revenues	726,594	661,392	65,202	9.9%
Operating Expenses:
Property operating	123,649	112,633	(11,016)	(9.8)%
Real estate taxes	86,087	77,684	(8,403)	(10.8)%
General and administrative	51,638	45,611	(6,027)	(13.2)%
Depreciation and amortization	266,374	253,016	(13,358)	(5.3)%
Total operating expenses	527,748	488,944	(38,804)	(7.9)%
Other:
Interest expense, net	(110,338)	(96,990)	(13,348)	(13.8)%
Gain (loss) on disposal of property, net	38,790	(30)	38,820	NM
Other expense, net	(4,330)	(5,732)	1,402	24.5%
Net income	122,968	69,696	53,272	76.4%
Net income attributable to noncontrolling interests	(11,665)	(7,011)	(4,654)	(66.4)%
Net income attributable to stockholders	$111,303	$62,685	$48,618	77.6%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 272 properties that were owned for the entirety of both calendar year periods being compared. We define our non-same-center portfolio as those properties that were not fully owned in both calendar year periods being compared owing primarily to real estate asset activity occurring after December 31, 2023, which includes nine properties disposed of and 26 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the years ended December 31, 2025 and 2024:
Rental Income increased $61.6 million as follows:
•$20.0 million increase related to our same-center portfolio primarily as follows:
▪$14.6 million increase primarily due to a $0.48 increase in average minimum rent PSF, partially offset by a 0.2% decline in average occupancy; and
▪$6.0 million increase primarily due to an increase in recoverable income attributed to an increase in real estate taxes, common area maintenance spending, and insurance costs.
•$41.6 million increase primarily related to our net acquisition activity.
Fees and Management Income:
•The $2.0 million increase in fees and management income was primarily due to higher insurance premium income through our consolidated captive insurance company and an increase in fees from our unconsolidated joint ventures.
Property Operating Expenses increased $11.0 million primarily as follows:
•$5.1 million increase from our same-center portfolio and corporate operating activities primarily due to higher compensation costs owing largely to increased headcount; and
•$6.0 million increase primarily due to our net acquisition activity.
Real Estate Tax Expenses:
•The $8.4 million increase in real estate tax expenses was primarily due to our net acquisition activity.
General and Administrative Expenses:
•The $6.0 million increase in general and administrative expenses was primarily due to investment in our growth initiatives, resulting in increased compensation expense owing largely to increased headcount and higher performance-based compensation.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	33

Depreciation and Amortization Expenses:
•The $13.4 million increase in depreciation and amortization was primarily due to our net acquisition activity and the impact of our tear down and redevelopment of certain Publix locations.
Interest Expense, Net:
•The $13.3 million increase was primarily due to increased debt outstanding in 2025. Interest Expense, Net was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2025	2024
Interest on senior notes	$54,889	$27,180
Interest on unsecured term loans, net	26,324	36,628
Interest on secured debt	14,892	17,413
Interest on revolving credit facility, net	6,376	6,354
Non-cash amortization and other	7,767	8,125
Loss on extinguishment or modification of debt and other, net	90	1,290
Interest expense, net	$110,338	$96,990

Weighted-average interest rate as of end of year	4.5%	4.3%
Weighted-average term (in years) as of end of year	5.2	5.6

Gain (Loss) on Disposal of Property, Net:
•The $38.8 million increase in gain (loss) on disposal of property, net was due to the disposition of nine properties and one outparcel with a net gain of $38.8 million in 2025, as compared to no sales during the year ended December 31, 2024.
Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024
Transaction and acquisition expenses	$(5,523)	$(4,993)
Federal, state, and local income tax expense	(1,307)	(1,821)
Equity in net (loss) income of unconsolidated investments	(77)	86
Other income	2,577	996
Other expense, net	$(4,330)	$(5,732)

SUMMARY OF OPERATING ACTIVITIES FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
For a discussion of the year-to-year comparisons in the results of operations for the years ended December 31, 2024 and 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K, filed with the SEC on February 11, 2025.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	34

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our same-center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the years ended December 31, 2025 and 2024, Same-Center NOI represents the NOI for the 272 properties that were wholly-owned for the entirety of both calendar year periods being compared.
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
The table below compares Same-Center NOI for the years ended December 31, 2025 and 2024 (dollars in thousands):

			Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenues:
Rental income(1)	$475,261	$460,618	$14,643
Tenant recovery income	154,059	147,687	6,372
Reserves for uncollectibility(2)	(4,939)	(4,844)	(95)
Other property income	3,793	2,842	951
Total revenues	628,174	606,303	21,871	3.6%
Operating expenses:
Property operating expenses	96,540	93,699	(2,841)
Real estate taxes	76,955	74,533	(2,422)
Total operating expenses	173,495	168,232	(5,263)	(3.1)%
Total Same-Center NOI	$454,679	$438,071	$16,608	3.8%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	35

Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Net income	$122,968	$69,696
Adjusted to exclude:
Fees and management income	(12,751)	(10,731)
Straight-line rental income(1)	(10,705)	(9,646)
Net amortization of above- and below-market leases	(8,643)	(6,587)
Lease buyout income	(2,517)	(867)
General and administrative expenses	51,638	45,611
Depreciation and amortization	266,374	253,016
Interest expense, net	110,338	96,990
(Gain) loss on disposal of property, net	(38,790)	30
Other expense, net	4,330	5,732
Property operating expenses related to fees and management income	4,111	3,323
NOI for real estate investments	486,353	446,567
Less: Non-same-center NOI(2)	(31,674)	(8,496)
Total Same-Center NOI	$454,679	$438,071

Period-end Same-Center Leased Occupancy %	97.6%	97.8%
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	36

The following table presents our calculation of Nareit FFO and Core FFO for the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share amounts):

	2025	2024	2023
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$122,968	$69,696	$63,762
Adjustments:
Depreciation and amortization of real estate assets	264,834	251,250	234,260
(Gain) loss on disposal of property, net	(38,790)	30	(1,110)
Adjustments related to unconsolidated joint ventures	4,076	2,795	2,636
Nareit FFO attributable to stockholders and OP unit holders	$353,088	$323,771	$299,548
Calculation of Core FFO Attributable to Stockholders and OP Unit Holders
Nareit FFO attributable to stockholders and OP unit holders	$353,088	$323,771	$299,548
Adjustments:
Depreciation and amortization of corporate assets	1,540	1,766	2,183
Impairment of investment in third parties	—	—	3,000
Transaction and acquisition expenses	5,523	4,993	5,675
Loss on extinguishment or modification of debt and other, net	90	1,290	368
Adjustments related to unconsolidated joint ventures	469	13	17
Realized performance income(1)	(30)	—	(75)
Core FFO attributable to stockholders and OP unit holders	$360,680	$331,833	$310,716

Nareit FFO/Core FFO Attributable to Stockholders and OP Unit Holders per diluted share
Weighted-average shares of common stock outstanding - diluted	138,899	136,821	132,970
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$2.54	$2.37	$2.25
Core FFO attributable to stockholders and OP unit holders per share - diluted	$2.60	$2.43	$2.34
(1)    Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture, which was dissolved in December 2025.

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	37

The following table presents our calculation of EBITDAre and Adjusted EBITDAre for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Calculation of EBITDAre
Net income	$122,968	$69,696	$63,762
Adjustments:
Depreciation and amortization	266,374	253,016	236,443
Interest expense, net	110,338	96,990	84,232
(Gain) loss on disposal of property, net	(38,790)	30	(1,110)
Federal, state, and local tax expense	1,307	1,821	438
Adjustments related to unconsolidated joint ventures	6,200	4,025	3,721
EBITDAre	$468,397	$425,578	$387,486
Calculation of Adjusted EBITDAre
EBITDAre	$468,397	$425,578	$387,486
Adjustments:
Impairment of investment in third parties	—	—	3,000
Transaction and acquisition expenses	5,523	4,993	5,675
Adjustments related to unconsolidated joint ventures	60	13	17
Realized performance income(1)	(30)	—	(75)
Adjusted EBITDAre	$473,950	$430,584	$396,103
(1)Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture, which was dissolved in December 2025.

LIQUIDITY AND CAPITAL RESOURCES
GENERAL—Aside from standard operating expenses, we expect our principal cash demands to be for:
•investments in real estate;
•cash distributions to stockholders;
•redevelopment and development projects;
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
In February 2024, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three months and year ended December 31, 2025, we issued no shares of our common stock under this ATM program. During the three months and year ended December 31, 2024, we issued 1.9 million shares of our common stock at a gross weighted average price of $39.23 under this ATM program for net proceeds of $72.1 million, after approximately $0.7 million in commissions. As of December 31, 2025, approximately $177 million of common stock remained available for issuance under the current ATM program.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	38

DEBT—The following table summarizes information about our debt as of December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Total debt obligations, gross	$2,402,145	$2,137,336
Weighted-average interest rate	4.5%	4.3%
Weighted-average term (in years)	5.2	5.6

Revolving credit facility capacity(1)	$1,000,000	$800,000
Revolving credit facility availability(2)	881,771	738,904
(1)The revolving credit facility matures in January 2029, with options to extend the maturity for two additional six-month periods.
(2)Net of any outstanding balance and letters of credit.
Debt Activity—During the years ended December 31, 2025 and 2024, we took steps to appropriately ladder and extend our debt maturities and diversify debt sources available to us for future investment activity. Our debt activity during the year ended December 31, 2025 was as follows:
•In January 2025, we amended our senior unsecured revolving credit facility. The amendment increased the aggregate borrowing capacity of the facility to $1 billion and extended the maturity date to January 2029, with options to extend the maturity for two additional six-month periods.
•In June 2025, we issued $350 million of 5.250% senior notes due 2032 at an issue price of 99.832% in an underwritten offering. The offering resulted in gross proceeds of $347.2 million, which were used to pay down our revolving credit facility.
•In December 2025, we repaid the $100 million outstanding term loan balance that was set to mature in July 2026.
•In January 2026, we extended the maturity of our $161.8 million term loan from January 2026 to January 2027.
•During the year ended December 31, 2025, we repaid $37.6 million in mortgage debt.
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
•In September 2024, we issued $350 million of 4.950% senior notes due 2035 an an issue price of 98.458% in an underwritten offering. The offering resulted in gross proceeds of $344.6 million, which were used to pay down $90 million of our revolving credit facility and $140 million of our $240 million term loan that was set to mature in July 2026. Additionally, we paid in full our $105 million term loan that was set to mature in November 2025.
•During the year ended December 31, 2024, we repaid $28.1 million in mortgage debt.
Future Debt Obligations—As of December 31, 2025, including the impact of our swap agreements, our future contractual debt obligations were $263.4 million of debt principal and interest payments during 2026, and $2.7 billion of debt principal and interest payments thereafter (see Note 8). The average annual maturities of our outstanding debt over the next four years as of December 31, 2025 was approximately $199 million.
Debt Obligation Guarantees—At December 31, 2025, the Operating Partnership had issued and outstanding its unsecured senior notes due 2031, 2032, 2034, and 2035, all issued under effective registration statements. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the unsecured senior notes due 2031, 2032, 2034, and 2035 are, and on any future debt securities of the Operating Partnership registered under an effective registration statement will be, fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Covenants—Credit agreements for our unsecured revolving credit facility and unsecured term loans contain customary financial covenants, including a leverage ratio of 60% or less, with a surge to 65% or less following a material acquisition, and require the fixed-charge ratio to be 1.5:1 or greater. Our unsecured senior notes due 2031, 2032, 2034, and 2035 are also subject to customary financial covenants, including a leverage ratio of 65% or less, and require the fixed-charge ratio to be 150% or greater. As of December 31, 2025, we were in compliance with the restrictive covenants of our outstanding debt obligations, and we expect to continue to meet the requirements of these covenants over the next twelve months.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	39

OTHER CONTRACTUAL COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS—We enter into leases as a lessee as part of our real estate operations in the form of ground leases of land for certain properties, and as part of our corporate operations in the form of office space and office equipment leases. Currently, neither our operating leases nor our finance leases have residual value guarantees or other restrictions or covenants. We expect to fund these obligations through existing financing or cash flows from operations. As of December 31, 2025, our future contractual obligations as a lessee included operating lease obligations of $0.5 million during 2026, and $7.0 million thereafter. As of December 31, 2025, our future contractual finance lease obligations were not significant.
We have off-balance sheet arrangements that include being the limited guarantor of $173.8 million, $102.7 million, and $31.8 million in mortgage loans secured by properties owned by our unconsolidated joint ventures, Grocery Retail Partners I LLC (“GRP I”), Necessity Retail Venture LLC (“NRV”), and Neighborhood Grocery Catalyst Fund LLC (“NGCF”), respectively. Our guaranties for the GRP I, NRV, and NGCF debt are limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to agreements with each of GRP I, NRV, and NGCF in which any potential liability under such guaranties will be apportioned between us and GRP I, NRV, or NGCF, as applicable, based on our respective ownership percentages in the joint ventures. As of December 31, 2025, GRP I, NRV, and NGCF had outstanding debt balances of $173.8 million, $102.7 million, and $31.8 million, respectively.
Additionally, our off-balance sheet arrangements include the notional amount of our interest rate swap which we use to hedge a portion of our exposure to interest rate fluctuations. Currently, our interest rate swap fixes the variable rate interest on our term loan debt. We intend to fund our interest rate swap payments utilizing cash flows from operations. As of December 31, 2025, the notional amount of our interest rate swap was $200 million. As of December 31, 2025, our future interest rate swap recoverables were $0.6 million during 2026 and none thereafter.
FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of December 31, 2025 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$2,456,933	$2,166,326
Less: Cash and cash equivalents	5,124	5,470
Total net debt	$2,451,809	$2,160,856

Enterprise value:
Net debt	$2,451,809	$2,160,856
Total equity market capitalization(1)(2)	4,926,872	5,175,286
Total enterprise value	$7,378,681	$7,336,142
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 138.5 million and 138.2 million diluted shares as of December 31, 2025 and 2024, respectively, and the closing market price per share of $35.57 and $37.46 as of December 31, 2025 and 2024, respectively.
(2)Fully diluted shares include common stock and OP units.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,451,809	$2,160,856
Adjusted EBITDAre - annualized(1)	473,950	430,584
Net debt to Adjusted EBITDAre - annualized	5.2x	5.0x

Net debt to total enterprise value:
Net debt	$2,451,809	$2,160,856
Total enterprise value	7,378,681	7,336,142
Net debt to total enterprise value	33.2%	29.5%
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	40

During the years ended December 31, 2025 and 2024, we had gross capital spend of $136.1 million and $95.1 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Capital expenditures for real estate:
Capital improvements	$23,884	$21,793
Tenant improvements	27,074	25,184
Development and redevelopment	73,934	39,079
Total capital expenditures for real estate	124,892	86,056
Corporate asset capital expenditures	1,792	813
Capitalized indirect costs(1)	7,040	4,977
Total capital spending activity(2)	$133,724	$91,846
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest and other external expenses.
(2)Amounts reported are net of insurance proceeds of $2.4 million and $3.2 million for property damage claims for the years ended December 31, 2025 and 2024, respectively.
We expect our capital expenditures to reach $140 million - $160 million in 2026, which includes $70 million - $90 million related to development and redevelopment projects. We anticipate that obligations related to capital improvements, as well as development and redevelopment, in 2026 can be met with cash flows from operations, cash flows from dispositions, and/or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 9%-12%. Our current in process projects represent an estimated total investment of $69.5 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.
REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. We are currently targeting acquisitions of $400 million - $500 million annually, inclusive of our investments in our unconsolidated joint ventures. The following table highlights our wholly-owned property acquisitions during the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Number of properties acquired	13	12
Number of outparcels and land for future development acquired(1)(2)	4	4
Contract price	$356,924	$294,002
Total price of acquisitions(3)	360,211	296,268
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)During the year ended December 31, 2024, we acquired an outparcel adjacent to a property that is owned by our unconsolidated joint venture, GRP I. Therefore, the outparcel was an addition to our total property count.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
REAL ESTATE DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table highlights our property dispositions during the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Number of properties sold	9	—
Number of outparcels sold	1	—
Contract price	$145,326	$—
Proceeds (payments) from sale of real estate, net(1)(2)(3)	121,655	(17)
Gain (loss) on disposal of property, net(2)	38,790	(30)
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)We sold no properties during the year ended December 31, 2024, but we recognized a minimal loss on disposal of property due to miscellaneous write-off activity and expenses related to previous and future potential dispositions.
(3)During the year ended December 31, 2025, one of our property sales included a seller financing component. We sold the property for $24.9 million and provided secured financing, receiving a note receivable of $17.4 million.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	41

DISTRIBUTIONS—We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction).
In 2025, we declared and paid monthly distributions of $0.1025 per common share and OP unit, or $1.23 annualized, for each month beginning January 2025 through August 2025. In September 2025, our Board authorized a 5.7% increase of our monthly distribution rate to $0.1083 per common share and OP unit. We declared and paid monthly distributions of $0.1083 per common share and OP unit, or $1.30 annualized, for each month beginning September 2025 through December 2025. The December 2025 and January 2026 distributions of $0.1083 per common share and OP unit were paid January 6, 2026 and February 3, 2026, respectively.
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
CASH FLOW ACTIVITIES—As of December 31, 2025, we had cash and cash equivalents and restricted cash of $43.3 million, a net cash increase of $34.7 million during the year ended December 31, 2025, which was primarily due to $37.9 million in Section 1031 like-kind exchange funds held at December 31, 2025 in restricted accounts.
Below is a summary of our cash flow activity for the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Net cash provided by operating activities	$348,149	$334,710	$13,439	4.0%
Net cash used in investing activities	(392,290)	(392,944)	654	0.2%
Net cash provided by financing activities	78,804	58,005	20,799	(35.9)%
OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations and working capital—Most of our operating cash comes from rental and tenant recovery income received less property operating expenses, real estate taxes, and general and administrative costs paid. The increase from property operations was primarily due to a $16.6 million, or 3.8%, improvement in Same-Center NOI as compared to 2024, and the execution of our acquisition strategy. During the year ended December 31, 2025, we had a net cash outlay of $2.7 million from changes in working capital as compared to a net cash inflow of $9.7 million during the same period in 2024. This change was primarily driven by the timing of interest payments resulting from our senior note issuances.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the year ended December 31, 2025, our acquisitions resulted in a total cash outlay of $360.2 million, as compared to a total cash outlay of $296.3 million during the same period in 2024.
•Investment in unconsolidated joint ventures—During the year ended December 31, 2025, we invested $13.7 million in our unconsolidated joint ventures, as compared to $8.4 million during the same period in 2024.
•Capital expenditures—We invest capital into leasing and developing our properties and maintaining or improving the condition of our properties. During the year ended December 31, 2025, we paid $136.1 million for capital expenditures compared to $95.1 million during the same period in 2024, primarily related to development and redevelopment activity.
•Real estate dispositions—During the year ended December 31, 2025, we sold nine properties and one outparcel resulting in a net cash inflow of $121.7 million. During the year ended December 31, 2024, we sold no properties, but we had minimal net cash outflows for expenses related to previous and future potential dispositions.
FINANCING ACTIVITIES—Our net cash provided by financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the year ended December 31, 2025, we had $252.7 million in net borrowings primarily as a result of our June 2025 senior note issuance and repayment of our term loan. During the year ended December 31, 2024, we had $133.6 million in net borrowings primarily as a result of our May and September 2024 senior note issuances, payments on our term loans, and net repayments under our revolving credit facility. See “Debt Activity” above for more details.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	42

•Issuance of common stock—During the year ended December 31, 2025, we issued no common stock. During the year ended December 31, 2024, we issued 1.9 million shares of our common stock under the ATM programs for net proceeds of $73.8 million.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $24.7 million during the year ended December 31, 2025 as compared to the same period in 2024, primarily due to the timing of the funding for our December 2024 distribution payment and our distribution increases in both 2024 and 2025.

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
Rental Income—The majority of our revenue is lease revenue derived from our real estate assets, for which we are the lessor. Lease receivables are reviewed continually to determine whether or not it is probable that we will realize substantially all remaining lease payments for each of our Neighbors (i.e., whether a Neighbor is deemed to be a credit risk). If we determine it is not probable that we will collect substantially all of the remaining lease payments from a Neighbor, revenue for that Neighbor is recorded on a cash basis (“cash-basis Neighbor”), including no longer recognizing straight-line rent receivables and/or receivables for recoverable expenses. We will resume recording lease income on an accrual basis for cash-basis Neighbors once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments and no remaining unpaid rent for a certain timeframe. Neighbors who represent approximately 1% of our ABR were on our watchlist for review for collectibility as of December 31, 2025. However, not all of our watchlist Neighbors had an open receivable balance with us at December 31, 2025.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	43

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
As of December 31, 2025, we had one interest rate swap that fixed SOFR on $200 million of our unsecured term loan facilities.
In January 2024, we entered into an interest rate swap which had a notional amount of $150 million and swapped SOFR for a fixed rate of approximately 3.45% which became effective in September 2024 and matured in December 2025.
As of December 31, 2025, we had not fixed the interest rate on $376.8 million of our unsecured debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. We estimate that a one percentage point increase in interest rates on the outstanding balance of our variable-rate debt at December 31, 2025 would result in approximately $3.8 million of additional interest expense annually. The additional interest expense was determined based on the impact of hypothetical interest rates on our borrowing cost and assumes no changes in our capital structure. For further discussion of certain quantitative details related to our interest rate swaps, see Note 9.
The information presented above does not consider all exposures or positions that could arise in the future. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
See further discussion on interest amounts on our variable rate debt in Note 8 and discussion on the swap rate for our interest rate swap in Note 9.
FOREIGN CURRENCY EXCHANGE RISK—We do not have any foreign operations, and thus, we are not exposed to foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	44

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of December 31, 2025, at a reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements, which are included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption "Report of Independent Registered Public Accounting Firm”.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Phillips Edison & Company, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Phillips Edison & Company, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 10, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 10, 2026

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	46

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
The other information required by this Item is included under the caption “Information about our Executive Officers” in Part I hereof or will be included in our definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2025 in connection with the Company's 2026 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the Company's 2026 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the Company's 2026 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the Company's 2026 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the Company's 2026 Annual Meeting of Stockholders, and is hereby incorporated by reference into this Form 10-K.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	47

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
4.8
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
Form 8-K, filed October 11, 2017, Exhibit 10.3

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	48

Ex.	Description	Reference
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
Form 8-K, filed May 20, 2022, Exhibit 10.1
10.6	Loan Agreement by and among the Borrowers and Teachers Insurance and Annuity Association of America, dated October 4, 2017	Form 10-Q, filed November 9, 2017, Exhibit 10.10
10.7	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing	Form 10-Q, filed November 9, 2017, Exhibit 10.11
10.8	Phillips Edison & Company, Inc. 2020 Omnibus Incentive Plan*	Schedule 14A, filed April 7, 2020, Appendix A
10.9	First Amendment to Phillips Edison & Company, Inc. 2020 Omnibus Incentive Plan *	Schedule 14A, filed April 9, 2021, Appendix A
10.10	Amended and Restated 2010 Independent Director Stock Plan*	Form S-11/A, filed August 11, 2010, Exhibit 10.3
10.11	Amended and Restated 2010 Long-Term Incentive Plan*	Form 10-Q, filed November 9, 2017, Exhibit 10.14
10.12	Phillips Edison and Company, Inc. Amended & Restated Executive Severance and Change in Control Plan dated March 11, 2020*	Form S-11/A, filed July 7, 2021, Exhibit 10.19
10.13	Equity Vesting Agreement with Devin Murphy dated October 2, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.15
10.14	Participation Agreement for Jeffrey Edison dated October 4, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.16
10.15	Participation Agreement for Devin Murphy dated October 4, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.17
10.16	Participation Agreement for Robert Myers dated October 4, 2017*	Form 10-Q, filed November 9, 2017, Exhibit 10.18
10.17	Participation Agreement for Tanya Brady dated March 12, 2019*	Form 10-K, filed March 13, 2019, Exhibit 10.23
10.18	Participation Agreement for John Caulfield dated August 7, 2019*	Form 10-Q, filed August 12, 2019, Exhibit 10.1
10.19	Participation Agreement for Joe Schlosser dated March 3, 2025*	Form 10-Q, filed April 25, 2025, Exhibit 10.5
10.20	2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 12, 2019*	Form 10-K, filed March 13, 2019, Exhibit 10.26
10.21	Amendment to 2019 Performance LTIP Unit Award Agreement for Jeffrey S. Edison, dated March 11, 2020*	Form 10-K, filed March 12, 2020, Exhibit 10.22
10.22	2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 12, 2019*	Form 10-K, filed March 13, 2019, Exhibit 10.27
10.23	Amendment to 2019 Performance LTIP Unit Award Agreement for Devin I. Murphy, dated March 11, 2020*	Form 10-K, filed March 12, 2020, Exhibit 10.24
10.24	Form of LTIP Listing Equity Grant*	Form S-11/A, filed July 7, 2021, Exhibit 10.32
10.25	Form of LTIP Listing Equity Grant (Murphy)*	Form S-11/A, filed July 7, 2021, Exhibit 10.33
10.26	Form of RSU Listing Equity Grant*	Form S-11/A, filed July 7, 2021, Exhibit 10.34
10.27	Form of Restricted Stock Listing Equity Grant*	Form S-11/A, filed July 7, 2021, Exhibit 10.35
10.28	Form of Performance LTIP Unit Award Agreement (2022)*	Form 8-K, filed March 4, 2022, Exhibit 10.1
10.29	Form of Performance LTIP Unit Award Agreement (2022 - Murphy)*	Form 8-K, filed March 4, 2022, Exhibit 10.2
10.30	Form of Time-Based LTIP Unit Award Agreement (2022)*	Form 8-K, filed March 4, 2022, Exhibit 10.3
10.31	Form of Time-Based LTIP Unit Award Agreement (2022 - Murphy)*	Form 8-K, filed March 4, 2022, Exhibit 10.4
10.32
Second Amended and Restated Credit Agreement, dated as of July 31, 2023, among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent

Form 10-Q, filed August 2, 2023, Exhibit 10.1

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	49

Ex.	Description	Reference
10.33
Amended and Restated Credit Agreement, dated as of July 31, 2023, among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Capital One, National Association, as administrative agent
Form 10-Q, filed August 2, 2023, Exhibit 10.2
10.34
Amended and Restated Credit Agreement, dated as of July 31, 2023, among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and KeyBank National Association, as administrative agent
Form 10-Q, filed August 2, 2023, Exhibit 10.3
10.35	Form of Time-Based LTIP Unit Award Agreement (Directors)*	Form 10-Q, filed July 26, 2024, Exhibit 10.1
10.36
Second Amendment to Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent, dated January 9, 2025
Form 8-K, filed January 10, 2025, Exhibit 10.1
10.37
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
10.39
First Amendment to Amended and Restated Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and Capital One, National Association, as administrative agent, dated February 4, 2025
Form 8-K, filed February 7, 2025, Exhibit 10.3
10.40
Third Amendment to Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent, dated August 29, 2025
Form 8-K, filed September 2, 2025, Exhibit 10.1
19	Insider Trading Policy	Form 10-K, filed February 11, 2025, Exhibit 19
21.1	Subsidiaries of the Company**
22.1	List of Issuers of Guaranteed Securities**
23.1	Consent of Deloitte & Touche LLP**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***
97	Phillips Edison & Company, Inc. Policy for Recovery of Erroneously Awarded Compensation	Form 10-K, filed February 12, 2024, Exhibit 97
101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	50

Ex.	Description	Reference
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management Contract or Compensatory Plan
** Filed herewith
*** Furnished herewith

ITEM 16. FORM 10-K SUMMARY
Not applicable.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	51

*All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Phillips Edison & Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips Edison & Company, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
During the year ended December 31, 2025, the Company acquired thirteen shopping centers, an outparcel and land for future development for an aggregate purchase price of $360 million. The Company accounted for the acquisitions as asset acquisitions. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on their relative fair values, to building and building improvements, land and land improvements, furniture, fixtures, and equipment, in-place leases, and other intangible assets and assumed liabilities. Estimates of fair values were based upon assumptions that the Company believes are similar to those used by independent appraisers. Valuation assumptions utilized include comparable sales transactions, costs to replace certain assets, market rents, discount rates, and terminal capitalization rates.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-2

◦We tested the fair value estimates allocated to the assets acquired and liabilities assumed by comparing the estimates to average historical allocations determined by the Company to identify outliers for further investigation.
•With the assistance of our fair value specialists, for those acquisitions that we deemed to possess additional characteristics of additional audit interest, we:
◦Evaluated the reasonableness of the valuation and allocation methodology and related inputs, including comparable sales transactions, costs to replace certain assets, market rents, discount rates, and terminal capitalization rates.
◦Tested the mathematical accuracy of the calculations and compared the key inputs used in the projections to external market sources.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 10, 2026

We have served as the Company's auditor since 2009.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024
(In thousands, except per share amounts)

	2025	2024
ASSETS
Investment in real estate:
Land and improvements	$1,963,735	$1,867,227
Building and improvements	4,305,174	4,085,713
In-place lease assets	538,324	523,209
Above-market lease assets	77,551	76,359
Total investment in real estate assets	6,884,784	6,552,508
Accumulated depreciation and amortization	(1,957,569)	(1,771,052)
Net investment in real estate assets	4,927,215	4,781,456
Investment in unconsolidated joint ventures	42,561	31,724
Total investment in real estate assets, net	4,969,776	4,813,180
Cash and cash equivalents	3,544	4,881
Restricted cash	39,768	3,768
Goodwill	29,066	29,066
Other assets, net	244,284	195,328
Total assets	$5,286,438	$5,046,223
LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,375,328	$2,109,543
Below-market lease liabilities, net	118,356	116,096
Accounts payable and other liabilities	180,332	163,692
Deferred income	23,044	22,907
Total liabilities	2,697,060	2,412,238
Commitments and contingencies (see Note 11)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 125,788 and 125,120 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,258	1,251
Additional paid-in capital (“APIC”)	3,664,205	3,646,801
Accumulated other comprehensive income (“AOCI”)	358	4,305
Accumulated deficit	(1,379,252)	(1,332,435)
Total stockholders’ equity	2,286,569	2,319,922
Noncontrolling interests	302,809	314,063
Total equity	2,589,378	2,633,985
Total liabilities and equity	$5,286,438	$5,046,223

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(In thousands, except per share amounts)

	2025	2024	2023
Revenues:
Rental income	$709,186	$647,589	$597,501
Fees and management income	12,751	10,731	9,646
Other property income	4,657	3,072	2,977
Total revenues	726,594	661,392	610,124
Operating Expenses:
Property operating	123,649	112,633	102,303
Real estate taxes	86,087	77,684	72,816
General and administrative	51,638	45,611	44,366
Depreciation and amortization	266,374	253,016	236,443
Total operating expenses	527,748	488,944	455,928
Other:
Interest expense, net	(110,338)	(96,990)	(84,232)
Gain (loss) on disposal of property, net	38,790	(30)	1,110
Other expense, net	(4,330)	(5,732)	(7,312)
Net income	122,968	69,696	63,762
Net income attributable to noncontrolling interests	(11,665)	(7,011)	(6,914)
Net income attributable to stockholders	$111,303	$62,685	$56,848
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 14)	$0.89	$0.51	$0.48

Comprehensive income:
Net income	$122,968	$69,696	$63,762
Other comprehensive loss:
Change in unrealized value on interest rate swaps	(4,359)	(6,961)	(11,816)
Comprehensive income	118,609	62,735	51,946
Net income attributable to noncontrolling interests	(11,665)	(7,011)	(6,914)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	409	701	1,265
Reallocation of comprehensive income upon conversion of noncontrolling interests	3	42	71
Comprehensive income attributable to stockholders	$107,356	$56,467	$46,368
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(In thousands, except per share amounts)

	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2023	117,126	$1,171	$3,383,978	$21,003	$(1,169,665)	$2,236,487	$360,946	$2,597,433
Issuance of common stock	4,170	42	150,793	—	—	150,835	—	150,835
Offering costs, discounts, and commissions	—	—	(1,939)	—	—	(1,939)	—	(1,939)
Change in unrealized value on interest rate swaps	—	—	—	(10,551)	—	(10,551)	(1,265)	(11,816)
Common distributions declared, $1.1364 per share	—	—	—	—	(135,456)	(135,456)	—	(135,456)
Distributions to noncontrolling interests	—	—	—	—	—	—	(16,334)	(16,334)
Share-based compensation	211	2	1,164	—	—	1,166	5,700	6,866
Conversion of noncontrolling interests	517	5	12,842	71	—	12,918	(12,918)	—
Net income	—	—	—	—	56,848	56,848	6,914	63,762
Balance at December 31, 2023	122,024	1,220	3,546,838	10,523	(1,248,273)	2,310,308	343,043	2,653,351
Issuance of common stock	1,903	19	72,826	—	—	72,845	—	72,845
Offering costs, discounts, and commissions	—	—	(929)	—	—	(929)	—	(929)
Change in unrealized value on interest rate swaps	—	—	—	(6,260)	—	(6,260)	(701)	(6,961)
Common distributions declared, $1.19 per share	—	—	—	—	(146,847)	(146,847)	—	(146,847)
Distributions to noncontrolling interests	—	—	—	—	—	—	(16,867)	(16,867)
Share-based compensation	140	2	2,694	—	—	2,696	7,001	9,697
Conversion of noncontrolling interests	1,053	10	25,372	42	—	25,424	(25,424)	—
Net income	—	—	—	—	62,685	62,685	7,011	69,696
Balance at December 31, 2024	125,120	1,251	3,646,801	4,305	(1,332,435)	2,319,922	314,063	2,633,985
Change in unrealized value on interest rate swaps	—	—	—	(3,950)	—	(3,950)	(409)	(4,359)
Common distributions declared, $1.2532 per share	—	—	—	—	(158,120)	(158,120)	—	(158,120)
Distributions to noncontrolling interests	—	—	—	—	—	—	(16,777)	(16,777)
Share-based compensation	89	1	3,613	—	—	3,614	8,067	11,681
Conversion of noncontrolling interests	579	6	13,791	3	—	13,800	(13,800)	—
Net income	—	—	—	—	111,303	111,303	11,665	122,968
Balance at December 31, 2025	125,788	$1,258	$3,664,205	$358	$(1,379,252)	$2,286,569	$302,809	$2,589,378
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(In thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122,968	$69,696	$63,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	264,834	251,250	234,260
Depreciation and amortization of corporate assets	1,540	1,766	2,183
Net amortization of above- and below-market leases	(8,643)	(6,587)	(5,178)
Amortization of deferred financing expenses	4,886	4,474	4,237
Amortization of debt and derivative adjustments	2,428	3,184	2,884
Loss on extinguishment or modification of debt, net	90	1,290	368
(Gain) loss on disposal of property, net	(38,790)	30	(1,110)
Impairment of investment in third parties	—	—	3,000
Straight-line rent, net	(10,692)	(9,650)	(10,145)
Share-based compensation	11,681	9,697	6,866
Return on investment in unconsolidated joint ventures	772	348	271
Other	(243)	(529)	(1,018)
Changes in operating assets and liabilities:
Other assets, net	(17,508)	(16,623)	(11,524)
Accounts payable and other liabilities	14,826	26,364	2,112
Net cash provided by operating activities	348,149	334,710	290,968
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions, net	(360,211)	(296,268)	(270,262)
Capital expenditures	(136,144)	(95,084)	(95,262)
Proceeds (payments) from sale of real estate, net	121,655	(17)	7,208
Investment in unconsolidated joint ventures	(13,699)	(8,371)	—
Return of investment in unconsolidated joint ventures	1,868	1,791	1,969
Investment in marketable securities	(8,312)	(4,081)	—
Proceeds from sale of marketable securities	133	5,848	400
Insurance proceeds for property damage claims	2,420	3,238	2,561
Net cash used in investing activities	(392,290)	(392,944)	(353,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	74,545	149,135
Payment of offering costs	—	(929)	(1,939)
Proceeds from revolving credit facility	747,000	474,000	503,000
Payments on revolving credit facility	(695,000)	(615,000)	(401,000)
Proceeds from notes and loans payable, net	346,297	683,047	58,000
Payments on mortgages and loans payable	(145,584)	(408,466)	(101,504)
Distributions paid	(157,275)	(134,018)	(135,749)
Distributions to noncontrolling interests	(16,634)	(15,174)	(15,996)
Net cash provided by financing activities	78,804	58,005	53,947
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	34,663	(229)	(8,471)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	8,649	8,878	17,349
End of year	$43,312	$8,649	$8,878

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$3,544	$4,881	$4,872
Restricted cash	39,768	3,768	4,006
Cash, cash equivalents, and restricted cash at end of year	$43,312	$8,649	$8,878

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-7

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(In thousands)

	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$97,685	$75,042	$76,479
Cash paid for income taxes, net	1,606	922	689
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	1,089	57	887
Secured loan receivable	17,395	—	—
Accrued capital expenditures	13,363	15,934	9,892
Assumed other liabilities	—	225	—
Receivable from issuance of common stock	—	(1,700)	1,700
Assumed debt obligations, net	—	—	9,614
Assumed below-market debt	—	—	444
Change in distributions payable	845	12,829	(293)
Change in distributions payable - noncontrolling interests	143	1,693	338
See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-8

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
As of December 31, 2025, we wholly-owned 297 real estate properties. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), which owned 20 properties, a 20% interest in Necessity Retail Venture LLC (“NRV”), which owned four properties, and a 31% interest in Neighborhood Grocery Catalyst Fund LLC (“NGCF”), which owned three properties.

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-9

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
Restricted Cash—Restricted cash primarily consists of cash restricted for the purpose of facilitating a Section 1031 Exchange, escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements. During 2025, we sold three properties as part of facilitating a Section 1031 Exchange that remained open at the end of the year. During 2024, we did not sell any properties as part of facilitating a Section 1031 Exchange that remained open at the end of the year.
Investment in Property and Lease Intangibles—We apply Accounting Standards Codification (“ASC”) Topic 805: Business Combinations (“ASC 805”) when evaluating any purchases of real estate. Under this guidance, our real estate acquisition activity is not generally considered a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs are capitalized and amortized over the life of the related assets, and there is no recognition of goodwill. None of our real estate acquisitions in 2025 and 2024 met the definition of a business; therefore, we accounted for all as asset acquisitions.
Real estate assets are stated at cost less accumulated depreciation. The majority of acquisition-related costs are capitalized and allocated to the various classes of assets acquired. These costs are then depreciated over the estimated useful lives associated with the assets acquired. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally not to exceed 5-7 years for furniture, fixtures, and equipment, 15 years for land improvements, and 30-50 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.
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
We estimate the fair value of assumed loans payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed loans payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the loan’s outstanding principal balance is amortized over the life of the loan as an adjustment to interest expense. Our accumulated amortization of above- and below-market debt was $2.6 million and $3.1 million as of December 31, 2025 and 2024, respectively.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-10

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
Estimates of fair value used in our evaluation of goodwill and intangible assets are based upon discounted future cash flow projections, relevant competitor multiples, or other acceptable valuation techniques. These techniques are based, in turn, upon all available evidence including level three inputs (see fair value measurement policy below), such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our analysis, we concluded that goodwill was not impaired for the years ended December 31, 2025 and 2024.
Held for Sale Assets—We consider assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies, and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. As of December 31, 2025 and 2024, there were no properties classified as held for sale.
Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing expenses related to our term loan facilities and mortgages are in Debt Obligations, Net, while deferred financing expenses related to our revolving credit facility are in Other Assets, Net, on our consolidated balance sheets. The accumulated amortization of deferred financing expenses in Debt Obligations, Net was $14.6 million and $13.8 million as of December 31, 2025 and 2024, respectively.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-11

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
If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (i.e., the lessee is the owner), then the leased asset is the unimproved space and any tenant allowances funded under the lease are treated as lease incentives, which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. We consider a number of different factors in evaluating whether the lessee or we are the owner of the tenant improvements for accounting purposes. These factors include:
•whether the lease stipulates how and on what a tenant improvement allowance may be spent;
•whether the tenant or landlord retains legal title to the improvements;

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-12

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
Lease receivables are reviewed continually to determine whether or not it is probable that we will realize substantially all remaining lease payments for each of our tenants (i.e., whether a tenant is deemed to be a credit risk). Additionally, we record a general reserve based on our review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical bad debt, outstanding balances, and the current economic climate. If we determine it is not probable that we will collect substantially all of the remaining lease payments from a tenant, revenue for that tenant is recorded on a cash basis (“cash-basis tenant”), including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. We will resume recording lease income on an accrual basis for cash-basis tenants once we believe the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Rental Income on the consolidated statements of operations. As of December 31, 2025 and 2024, the reserve in accounts receivable for uncollectible amounts was $2.6 million and $2.2 million, respectively. Receivables on our consolidated balance sheets exclude amounts removed related to tenants considered to be non-creditworthy, which were $10.8 million and $11.2 million as of December 31, 2025 and 2024, respectively.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-13

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
Share-based compensation expense for all awards is included in General and Administrative and Property Operating in our consolidated statements of operations. For more information about our stock-based compensation program, see Note 13.
Stock Issuance Costs—Stock issuance costs are offset against stock issuance proceeds and capitalized as a component of APIC on the consolidated balance sheets. We had no stock issuance costs for the year ended December 31, 2025 and approximately $0.9 million and $1.9 million for the years ended December 2024 and 2023, respectively.
Share Repurchase Program—Shares repurchased pursuant to a share repurchase program are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders’ equity. Our accounting policy related to share repurchases is to reduce common stock based on the par value of the shares and to reduce capital surplus for the excess of the repurchase price over the par value. We have a share repurchase program approved by our board of directors (the “Board”) of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program.
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-14

year, we will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth subsequent taxable year.
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary (“TRS”) entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. As a REIT, we may also be subject to certain U.S. federal excise taxes if we engage in certain types of transactions. We recognized federal, state, and local income tax expense of $1.3 million, $1.8 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations. For more information regarding our income taxes, see Note 10.
Recently Adopted or Issued Accounting Pronouncements—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The ASU also makes several other changes to income tax disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2024. The guidance should be applied prospectively; however, retrospective application is permitted. We adopted this ASU with no significant impact on our consolidated financial statements and related disclosures as result of our REIT status.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. Per the FASB, this ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact of this guidance on our interim disclosures.

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Rental income related to fixed lease payments(1)	$527,114	$486,328	$446,576
Rental income related to variable lease payments(1)(2)	167,211	150,350	138,691
Straight-line rent amortization(3)	9,569	8,552	9,539
Amortization of lease assets	8,480	6,507	5,126
Lease buyout income	2,517	867	1,222
Adjustments for collectibility(4)	(5,705)	(5,015)	(3,653)
Total rental income	$709,186	$647,589	$597,501
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-15

Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of December 31, 2025, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, were as follows (in thousands):

Year	Amount
2026	$524,958
2027	474,837
2028	401,693
2029	319,679
2030	233,872
Thereafter	642,541
Total	$2,597,580
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of December 31, 2025. As of December 31, 2025, our wholly-owned real estate investments in Florida and California represented 12.0% and 10.7% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse natural or economic events in the Florida (see “Hurricanes Helene and Milton” in Note 4) and California real estate markets.
Lessee—Lease assets and liabilities, grouped by balance sheet line where they are recorded, consisted of the following as of December 31, 2025 and 2024 (in thousands):

Balance Sheet Information	Balance Sheet Location	2025	2024
ROU assets, net - operating leases	Investment in Real Estate	$3,526	$3,632
ROU assets, net - operating and finance leases	Other Assets, Net	1,659	870
Operating lease liability	Accounts Payable and Other Liabilities	5,013	4,714
Finance lease liability	Debt Obligations, Net	480	31
As of December 31, 2025, the weighted-average remaining lease term was approximately 2.5 years for finance leases and 18.0 years for operating leases. The weighted-average discount rate was 6.2% for finance leases and 4.8% for operating leases.
Future undiscounted payments for fixed lease charges by lease type, inclusive of options reasonably certain to be exercised, were as follows as of December 31, 2025 (in thousands):

	Undiscounted
Year	Operating	Finance
2026	$508	$208
2027	509	198
2028	511	114
2029	533	—
2030	468	—
Thereafter	4,979	—
Total undiscounted cash flows from leases	7,508	520
Total lease liabilities recorded at present value	5,013	480
Difference between undiscounted cash flows and present value of lease liabilities	$2,495	$40

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-16

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	2023
Number of properties acquired	13	12	11
Number of outparcels and land for future development acquired(1)(2)	4	4	3
Contract price	$356,924	$294,002	$278,480
Total price of acquisitions(3)	360,211	296,268	270,262
(1)Outparcels acquired are adjacent to shopping centers that we own.
(2)During the year ended December 31, 2024, we acquired an outparcel adjacent to a property that is owned by our unconsolidated joint venture, GRP I. Therefore, the outparcel was an addition to our total property count.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
Subsequent to December 31, 2025, we acquired two properties and one parcel of land for future development for $77.0 million.
The aggregate purchase price of the assets acquired during the years ended December 31, 2025 and 2024 was allocated as follows (in thousands):

	2025	2024
ASSETS
Land and improvements	$124,118	$85,916
Building and improvements	219,815	198,979
In-place lease assets	31,639	29,052
Above-market lease assets	2,634	2,179
Total assets	378,206	316,126

LIABILITIES
Below-market lease liabilities	17,995	19,633
Other liabilities assumed	—	225
Total liabilities	17,995	19,858

Net assets acquired	$360,211	$296,268
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the years ended December 31, 2025 and 2024 were as follows (in years):

	2025	2024
Acquired in-place leases	7	11
Acquired above-market leases	9	8
Acquired below-market leases	13	16
Property Dispositions—The following table summarizes our real estate disposition activity for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	2023
Number of properties sold	9	—	1
Number of outparcels sold	1	—	2
Contract price	$145,326	$—	$6,250
Proceeds (payments) from sale of real estate, net(1)(2)(3)(4)	121,655	(17)	7,208
Gain (loss) on disposal of property, net(2)(3)	38,790	(30)	1,110
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
(4)During the year ended December 31, 2025, one of our property sales included a seller financing component. We sold the property for $24.9 million and provided secured financing, receiving a note receivable of $17.4 million.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-17

Hurricanes Helene and Milton - In late September and early October 2024, Hurricanes Helene and Milton struck the southeast United States and caused various amounts of damage to our properties located in the region. During 2024, we recorded gross cumulative accelerated depreciation of $1.4 million.

5. INTANGIBLE ASSETS AND LIABILITIES
Goodwill—During the years ended December 31, 2025, 2024, and 2023, we recorded no impairments to goodwill.
Other Intangible Assets and Liabilities—Other intangible assets and liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025		2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Corporate intangible assets	$6,703	$(6,684)	$6,703	$(6,356)
In-place leases	538,324	(355,801)	523,209	(330,372)
Above-market leases	77,551	(65,788)	76,359	(62,895)
Below-market lease liabilities	(214,122)	95,766	(201,976)	85,880
Above-market contract(1)	(2,496)	1,498	(2,496)	998
(1)Recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets.
Summarized below is the amortization recorded on other intangible assets and liabilities for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Corporate intangible assets	$328	$361	$361
In-place leases	38,274	35,319	34,380
Above-market leases	4,160	5,026	5,865
Below-market lease liabilities	(12,803)	(11,613)	(11,044)
Above-market contract	(499)	(499)	(499)
Estimated future amortization of the respective other intangible assets and liabilities as of December 31, 2025 for each of the next five years is as follows (in thousands):

	Corporate Intangible Assets	In-Place Leases	Above-Market Leases	Below-Market Lease Liabilities	Above-Market Contract
2026	$9	$33,593	$3,113	$(12,604)	$(499)
2027	5	28,532	2,334	(11,963)	(499)
2028	4	23,462	1,752	(11,195)	—
2029	2	19,553	1,247	(10,411)	—
2030	—	15,930	783	(9,490)	—

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
Necessity Retail Venture—As of December 31, 2025, through a subsidiary, we owned a 20% equity interest in a joint venture with an affiliate of Cohen & Steers Income Opportunities REIT, Inc. (“Cohen & Steers”) targeting $300 million in total equity. We contributed $9.7 million and $3.2 million for the purchase of three properties and one property by the joint venture for the years ended December 31, 2025 and 2024, respectively.
Neighborhood Grocery Catalyst Fund LLC—As of December 31, 2025, through a subsidiary, we owned a 31.25% equity interest in a joint venture with certain other investors, which included LS BDC Holdings, LLC, a subsidiary of Lafayette Square USA, Inc., and Northwestern Mutual. We contributed $4.0 million and $4.2 million for the purchase of two properties and one property by the joint venture for the years ended December 31, 2025 and 2024, respectively.

Necessity Retail Partners—Prior to its dissolution, we owned a 20% equity interest in Necessity Retail Partners (“NRP”). NRP was initially formed in March 2016 pursuant to the terms of a joint venture agreement, as amended, between Phillips Edison Grocery Center REIT II, Inc. and an affiliate of TPG Real Estate and was set to expire in 2025 unless otherwise

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-18

extended by the members. In May 2022, we sold the final property in the joint venture. The joint venture was dissolved in December 2025. With the monetization of the joint venture, we exceeded the targeted return and as such were paid compensation of approximately $30,000 and $75,000 for the years ended December 31, 2025 and 2023, respectively, which is recorded in Fees and Management Income on our consolidated statements of operations.
The following table summarizes balances on the consolidated balance sheets related to our unconsolidated joint ventures as of December 31, 2025 and 2024 (dollars in thousands):

	2025			2024
Joint Venture	Ownership Percentage	Number of Shopping Centers	Investment Balance	Ownership Percentage	Number of Shopping Centers	Investment Balance
GRP I	14%	20	$21,664	14%	20	$22,950
NRV	20%	4	13,292	20%	1	3,950
NGCF	31%	3	7,605	31%	1	4,326
NRP(1)	20%	—	—	20%	—	498
(1)The NRP joint venture was dissolved in December 2025.
The following table summarizes the activity on the consolidated statements of operations related to our unconsolidated joint ventures as of December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Distributions to PECO After Formation or Assumption
GRP I	$2,058	$2,099	$2,156
NRV	—	40	—
NGCF	547	—	—
NRP	35	—	84

Gain (Loss) from Unconsolidated Joint Ventures(1)
GRP I	$772	$348	$281
NRV	(342)	(47)	—
NGCF	(189)	(9)	—
NRP	(463)	(21)	(21)
(1)Recorded in Other Expense, Net in the consolidated statements of operations.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-19

7. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Other assets, net:
Deferred leasing commissions and costs	$61,479	$55,266
Deferred financing expenses(1)	16,308	9,037
Office equipment, including capital lease assets, and other	30,062	26,557
Corporate intangible assets	6,703	6,703
Total depreciable and amortizable assets	114,552	97,563
Accumulated depreciation and amortization	(59,326)	(53,330)
Net depreciable and amortizable assets	55,226	44,233
Accounts receivable, net(2)	52,032	46,099
Accounts receivable - affiliates	1,525	1,310
Secured loan receivable(3)	17,395	—
Deferred rent receivable, net(4)	80,669	71,954
Derivative assets	177	4,510
Prepaid expenses and other	14,029	13,071
Investment in third parties	6,876	6,731
Investment in marketable securities	16,355	7,420
Total other assets, net	$244,284	$195,328
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $2.6 million and $2.2 million of general reserves for uncollectible amounts as of December 31, 2025 and 2024, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $6.5 million and $6.8 million as of December 31, 2025 and 2024, respectively.
(3)Secured loan receivable relates to the financing provided for the sale of one of our properties during the year ended December 31, 2025. See Note 4.
(4)Net of $4.3 million and $4.4 million of receivables removed as of December 31, 2025 and 2024, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-20

8. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of December 31, 2025 and 2024 (dollars in thousands):

	Interest Rate(1)	2025	2024
Revolving credit facility	SOFR + 0.8%	$92,000	$40,000
Term loans(2)	4.5% - 4.9%	484,750	584,750
Senior unsecured notes due 2031	2.625%	350,000	350,000
Senior unsecured notes due 2032	5.250%	350,000	—
Senior unsecured notes due 2034	5.750%	350,000	350,000
Senior unsecured notes due 2035	4.950%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.2%	29,915	67,555
Finance lease liability		480	31
Discount on notes payable		(23,633)	(22,211)
Assumed market debt adjustments, net		259	84
Deferred financing expenses, net		(3,443)	(5,666)
Total		$2,375,328	$2,109,543

Weighted-average interest rate(3)		4.5%	4.3%
(1)Interest rates are as of December 31, 2025.
(2)Our term loans carry an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus a spread. While some of the rates are fixed through the use of swaps, a portion of these loans are not subject to a swap, and thus are still indexed to SOFR.
(3)Includes the effects of derivative financial instruments (see Notes 9 and 16).
2025 Debt Activity— In June 2025, we issued $350 million of 5.250% senior notes due 2032 at an issue price of 99.832% in an underwritten offering. The offering resulted in gross proceeds of $347.2 million, which were used to pay down our revolving credit facility.
The 2025 senior notes are fully and unconditionally guaranteed by us.
In December 2025, we repaid the $100 million outstanding term loan balance that was set to mature in July 2026.
During the year ended December 31, 2025, we repaid $37.6 million in mortgage debt.
2024 Debt Activity—In May 2024, we issued $350 million of 5.750% senior notes due 2034 at an issue price of 98.576% in an underwritten offering. The offering resulted in gross proceeds of $345.0 million, which were used to pay down $202 million of our revolving credit facility and $135 million of our $240 million term loan that was set to mature in November 2025.
In September 2024, we issued $350 million of 4.950% senior notes due 2035 at an issue price of 98.458% in an underwritten offering. The offering resulted in gross proceeds of $344.6 million, which were used to pay down $90 million of our revolving credit facility and $140 million of our $240 million term loan that was set to mature in July 2026. Additionally, we paid in full our $105 million term loan that was set to mature in November 2025.
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
As of December 31, 2025, we had availability of $881.8 million on our senior unsecured revolving credit facility, which was net of outstanding letters of credit. We pay a facility fee of 0.15% on the total amount under the facility.
Term Loans—We have three unsecured term loans with maturities ranging from 2026 to 2027. Our term loans have interest rates of SOFR plus interest rate spreads based on our investment grade rating. We have utilized interest rate swaps to fix the rates on a portion of our term loans, with $284.8 million in term loans not fixed through such swaps.
As of December 31, 2025 and 2024, the weighted-average interest rate, including the impact of swaps, on our term loans was 4.7% and 4.6%, respectively.
In January 2026, we extended the maturity of our $161.8 million term loan from January 2026 to January 2027.
Secured Debt—Our secured debt includes two facilities secured by certain properties in our portfolio, mortgage loans secured by individual properties, and finance leases. The interest rates on our secured debt are fixed. As of December 31, 2025 and 2024, our weighted average interest rate for our secured debt was 3.6%.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-21

Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of December 31, 2025 and 2024 is summarized below (in thousands):

	2025	2024
As to interest rate(1):
Fixed-rate debt	$2,025,395	$1,987,586
Variable-rate debt	376,750	149,750
Total	$2,402,145	$2,137,336
As to collateralization:
Unsecured debt	$1,976,750	$1,674,750
Secured debt	425,395	462,586
Total	$2,402,145	$2,137,336
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of December 31, 2025, $200 million in variable rate debt was hedged to a fixed rate for a period of 0.7 years (see Notes 9 and 16).
Maturity Schedule—Below is our maturity schedule with the respective principal payment obligations, excluding finance lease liabilities, market debt adjustments, discount on senior notes, and deferred financing expenses, net (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Unsecured debt(1)(2)	$161,750	$323,000	$—	$92,000	$—	$1,400,000	$1,976,750
Secured debt	1,904	200,595	17,367	805	200,844	3,400	424,915
Total	$163,654	$523,595	$17,367	$92,805	$200,844	$1,403,400	$2,401,665
(1)Includes our revolving credit facility, term loans, and senior notes.
(2)In January 2026, we extended the maturity of our $161.8 million term loan from January 2026 to January 2027. We have an additional option to extend the maturity until January 2028.

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $0.2 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
In January 2024, we entered into an interest rate swap which had a notional amount of $150 million and swapped SOFR for a fixed rate of approximately 3.45% which became effective in September 2024 and matured in December 2025.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Count	1	3
Notional amount	$200,000	$475,000
Fixed SOFR	3.4%	2.8% - 3.4%
Maturity date	2026	2025 - 2026
Weighted-average term (in years)	0.7	1.3

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-22

The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Amount of gain recognized in Other Comprehensive Income	$310	$8,400	$8,586
Amount of gain reclassified from AOCI into Interest Expense, Net	(4,669)	(15,361)	(20,402)
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of December 31, 2025, there were no derivatives with a fair value in a net liability position, which would include accrued interest but exclude any adjustment for nonperformance risk related to these agreements.

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
Income tax benefits from uncertain tax positions are recognized in the consolidated financial statements only if we believe it is more likely than not that the uncertain tax position will be sustained based solely on the technical merits of the tax position and consideration of the relevant taxing authority's widely understood administrative practices and precedents. We do not believe that we have any uncertain tax positions at December 31, 2025 and 2024.
The statute of limitations for the federal income tax returns remain open for the 2022 through 2024 tax years. The statute of limitations for state income tax returns remain open in accordance with each state's statute.
Our accounting policy is to classify interest and penalties as a component of income tax expense. We accrued no interest and penalties as of December 31, 2025 and 2024.
Deferred Tax Assets and Liabilities—Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which these temporary differences are expected to reverse. Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, the magnitude and timing of future projected taxable income, and tax planning strategies. We had deferred tax assets of $4.1 million and $3.5 million at December 31, 2025 and 2024, respectively, net of a valuation allowance of $0.1 million for both years. Additionally, we had deferred tax liabilities of $4.5 million at December 31, 2025 and 2024. Our deferred tax assets and liabilities result from the activities of our TRS entities. As of December 31, 2025, the TRS entities have state NOL carryforwards of approximately $3.5 million, which will expire as determined under each state's statute.
Differences between the net income presented on the consolidated statements of operations and taxable income are primarily related to (i) the differences in the periods over which depreciation and amortization expenses are recognized for financial reporting purposes and tax purposes, (ii) the difference in the periods in which gains on the disposition of real estate are recognized for financial reporting purposes and tax purposes, (iii) the timing of the recognition of rental income for financial reporting purposes and tax purposes, and (iv) the timing of the expense recognition of certain ordinary and necessary center repair expenditures.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-23

Distributions—The following table reconciles Net Income Attributable to Stockholders to REIT taxable income before the dividends paid deduction for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Net income attributable to stockholders	$111,303	$62,685	$56,848
Net income from TRS entities	(2,822)	(10,298)	(9,768)
Net income attributable to REIT operations	108,481	52,387	47,080
Book/tax differences	19,764	59,885	54,311
REIT taxable income	128,245	112,272	101,391
Less: Capital gains	—	—	(96)
REIT taxable income subject to 90% dividend requirement	$128,245	$112,272	$101,295
Total gross distributions to our stockholders exceeded 100% of REIT taxable income for the years ended December 31, 2025, 2024, and 2023.
The tax characterization of our distributions declared for the years ended December 31, 2025, 2024, and 2023 was as follows:

	2025	2024	2023
Common stock:
Ordinary dividends	82.0%	77.4%	75.9%
Non-dividend distributions	18.0%	22.6%	24.0%
Capital gain distributions(1)	—%	—%	0.1%
Total distributions per share of common stock	100.0%	100.0%	100.0%
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
As of December 31, 2025, we had four letters of credit outstanding totaling approximately $26.2 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-24

The following is a summary of the activity in the liability for unpaid losses, which is recorded in Accounts Payable and Other Liabilities on our consolidated balance sheets, for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Beginning balances	$12,099	$9,410
Incurred (adjustments) related to:
Current year	5,229	5,504
Prior years	(1,473)	(1,176)
Total incurred	3,756	4,328
Paid related to:
Current year	379	199
Prior years	3,172	1,440
Total paid	3,551	1,639
Liabilities for unpaid losses as of December 31	$12,304	$12,099

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
In February 2024, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three months and year ended December 31, 2025, we issued no shares of our common stock under this ATM program. During the three months and year ended December 31, 2024, we issued 1.9 million shares of our common stock at a gross weighted average price of $39.23 under this ATM program for net proceeds of $72.1 million, after approximately $0.7 million in commissions. As of December 31, 2025, approximately $177 million of common stock remained available for issuance under the current ATM program.
Distributions—In 2025, we declared and paid monthly distributions of $0.1025 per common share and OP unit, or $1.23 annualized, for each month beginning January 2025 through August 2025. In September 2025, the Board authorized a 5.7% increase of our monthly distribution rate to $0.1083 per common share and OP unit. We declared and paid monthly distributions of $0.1083 per common share and OP unit, or $1.30 annualized, for each month beginning September 2025 through December 2025. Distributions paid to stockholders and OP unit holders of record subsequent to December 31, 2025 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
December	12/15/2025	1/6/2026	$0.1083	$14,969
January	1/15/2026	2/3/2026	0.1083	14,978
Convertible Noncontrolling Interests—As of December 31, 2025 and 2024, we had approximately 12.7 million and 13.0 million outstanding non-voting OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods. These are included in the outstanding unvested award totals disclosed in Note 13.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of December 31, 2025 and 2024 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-25

The table below is a summary of our OP unit activity for the years ended December 31, 2025 and 2024 (dollars and shares in thousands):

	2025	2024
OP units converted into shares of common stock(1)	579	1,053
Distributions declared on OP units(2)	$16,777	$16,867
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
The fair value of the 2025, 2024, and 2023 performance-based awards on the date of grant was $6.4 million, $5.4 million, and $6.0 million, respectively, using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise. The following is a summary of the significant assumptions used to value the performance-based awards granted during the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Expected volatility	23.0%	26.0%	38.0%
Dividend yield	3.40%	3.40%	3.20%
Risk-free interest rate	4.04%	4.35%	4.63%
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
Underwritten IPO Grants—In connection with our underwritten IPO in 2021, we issued a total of 0.5 million RSUs, inclusive of 0.3 million OP units, and restricted stock awards in the form of time-based stock compensation awards with expenses included within Other Expense, Net on our consolidated statements of operations. Included in the restricted stock awards were 24,000 RSUs granted to our independent directors. The shares had a grant price of $28.00 per share and, with the exception of one individual whose award was subject to accelerated vesting provisions, 50% of the shares vested after 18 months and the remaining 50% vested after 36 months.
Independent Director Stock Plan—The Board approves restricted stock awards pursuant to our 2020 Incentive Plan. The awards are granted to our independent directors as service-based awards. As of December 31, 2025 and 2024, there were approximately 23,000 and 24,000 outstanding unvested awards granted to independent directors, respectively, in connection with the 2020 Incentive Plan.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-26

Share-Based Compensation Award Activity—As of December 31, 2025, the fair value for certain of our equity awards was based on our Nasdaq closing stock price at the date of the grant and the fair value for our 2025, 2024, and 2023 performance-based awards was calculated using the Monte Carlo method, as described above. All share-based compensation awards, regardless of the form of payout upon vesting, are presented in the following table, which summarizes our stock-based award activity (number of units in thousands):

	Restricted Stock Awards(1)	Performance Stock Awards(1)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	770	1,136	$29.60
Granted	162	308	27.27
Vested	(393)	(129)	29.99
Forfeited	(10)	—	30.75
Nonvested at December 31, 2023	529	1,315	28.89
Granted	196	248	27.49
Vested	(327)	(104)	28.69
Forfeited	(18)	(711)	32.83
Nonvested at December 31, 2024	380	748	25.87
Granted	195	263	29.54
Vested	(145)	(199)	26.16
Forfeited	(12)	(46)	25.11
Nonvested at December 31, 2025	418	766	$27.25
(1)The maximum number of award units that could be issued under all outstanding grants was 1.2 million as of December 31, 2025. The number of award units expected to vest was 0.8 million as of December 31, 2025.
The expense for all stock-based awards during the years ended December 31, 2025, 2024, and 2023 was $11.2 million, $10.3 million, and $9.4 million, respectively. We had $13.6 million of unrecognized compensation costs related to these awards that we expect to recognize over a weighted average period of approximately two years. The fair value at the vesting date for stock-based awards that vested during the year ended December 31, 2025 was $8.4 million.
401(k) Plan—We sponsor a 401(k) plan that provides benefits for qualified employees. Our match of the employee contributions is discretionary and has a five-year vesting schedule. The cash contributions to the plan for the years ended December 31, 2025, 2024, and 2023 were approximately $1.3 million, $1.1 million, and $1.1 million, respectively. All employees who have attained the age of 21 are eligible to participate starting the first day of the month following their date of hire. Employees are vested immediately with respect to employee contributions.

14. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing Net Income Attributable to Stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations for the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share amounts):

	2025	2024	2023
Numerator:
Net income attributable to stockholders - basic	$111,303	$62,685	$56,848
Net income attributable to convertible OP units(1)	11,665	7,011	6,914
Net income - diluted	$122,968	$69,696	$63,762
Denominator:
Weighted-average shares - basic	125,544	122,722	118,278
OP units(1)	12,840	13,582	14,096
Dilutive restricted stock awards	515	517	596
Adjusted weighted-average shares - diluted	138,899	136,821	132,970
Earnings per common share:
Basic and diluted income per share	$0.89	$0.51	$0.48
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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-27

all years presented. OP units are allocated income on a consistent basis with the common stockholder and therefore have no dilutive impact to earnings per share of common stock.

15. RELATED PARTY TRANSACTIONS
Revenue—We have entered into agreements with the Managed Funds related to certain advisory, management, and administrative services we provide to their real estate assets in exchange for fees and reimbursement of certain expenses. Summarized below are amounts included in Fees and Management Income. The revenue includes the fees and reimbursements earned by us from the Managed Funds and other revenues that are not in the scope of ASC 606 but are included in this table for the purpose of disclosing all related party revenues during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Recurring fees(1)	$4,707	$4,091	$3,894
Realized performance income(2)	30	—	75
Transactional revenue and reimbursements(3)	3,083	2,809	2,249
Insurance premiums(4)	4,931	3,831	3,428
Total fees and management income	$12,751	$10,731	$9,646
(1)Recurring fees include asset management fees and property management fees.
(2)Realized performance income includes fees received related to the achievement of certain performance targets in our NRP joint venture, which was dissolved in December 2025.
(3)Transactional revenue includes items such as leasing commissions and construction management fees.
(4)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers and board members, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of December 31, 2025, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $114.3 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete Section 1031 Exchanges (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters—As of December 31, 2025, we were the limited guarantor of $173.8 million, $102.7 million, and $31.8 million in mortgage loans secured by properties owned by GRP I, NRV, and NGCF, respectively. Our guaranties for the GRP I, NRV, and NGCF debt are limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to agreements with each of GRP I, NRV, and NGCF, as applicable, in which any potential liability under such guaranties will be apportioned between us and GRP I, NRV, and NGCF based on our respective ownership percentages in the joint ventures. We had no liability recorded on our consolidated balance sheets for the guaranties as of December 31, 2025 and 2024.
In December 2022, we contributed certain assets to a third-party company in exchange for a warrant representing a 15% equity interest in the company, subject to certain conditions. This non-cash investment had a fair market value of $6.8 million, was accounted for as an equity method investment, and was recorded in Other Assets, Net. In connection with the transaction, we entered into a services contract for the use of these assets with the third-party company for a term of five years, with a required minimum annual payment by us of $1.2 million. For the years ended December 31, 2025, 2024, and 2023, we paid service fees of $1.8 million, $1.8 million, and $1.9 million, respectively, and recorded equity income of $0.1 million, equity loss of $0.2 million, and equity income of $0.1 million, respectively.
PECO Air L.L.C. (“PECO Air”), an entity in which Mr. Edison, our Chairman and Chief Executive Officer, owns a 50% interest, owns an airplane that we use for business purposes in the course of our operations. We paid approximately $1.1 million, $0.9 million, and $0.9 million to PECO Air for use of its airplane per the terms of our contractual agreements for the years ended December 31, 2025, 2024, and 2023, respectively.

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-28

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
The following is a summary of borrowings as of December 31, 2025 and 2024 (in thousands):

	2025		2024
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$92,000	$92,445	$40,000	$40,088
Term loans	483,415	485,508	580,928	587,341
Senior unsecured notes due 2031	345,157	313,817	344,417	292,810
Senior unsecured notes due 2032	346,529	357,868	—	—
Senior unsecured notes due 2034	342,564	366,377	341,919	350,735
Senior unsecured notes due 2035	342,117	345,356	341,453	329,280
Secured portfolio loan facilities	393,012	370,922	393,056	359,194
Mortgages(2)	30,534	29,621	67,770	66,883
Total	$2,375,328	$2,361,914	$2,109,543	$2,026,331
(1)As of December 31, 2025 and 2024, respectively, recorded principal balances include: (i) net deferred financing fees of $3.4 million and $5.7 million; (ii) assumed market debt adjustments of $0.3 million and $0.1 million; and (iii) notes payable discounts of $23.6 million and $22.2 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	2025			2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities(1)	$16,355	$—	$—	$7,420	$—	$—
Derivative assets(1)(2)	—	177	—	—	4,510	—
(1)We record marketable securities and derivative assets in Other Assets, Net on our consolidated balance sheets.
(2)The fair values of the derivative assets exclude associated accrued interest receivable of $0.1 million and $0.5 million as of December 31, 2025 and 2024, respectively.
Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.
Derivative Instruments—As of December 31, 2025 and 2024, we had interest rate swaps that fixed SOFR on portions of our unsecured term loan facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2025 and 2024, we have assessed the significance of the impact of the credit valuation adjustments on the

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-29

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
We recorded no expense for impairment of real estate assets for the years ended December 31, 2025, 2024, and 2023.

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
Our Real Estate Properties segment derives a majority of its revenue from the lease contracts it enters into as a lessor, which are all in the form of operating leases. Further, our lease contracts typically provide for reimbursements from tenants for common area maintenance, insurance, and real estate tax expense. No single tenant comprised 10% or more of our aggregate ABR for the years ended December 31, 2025, 2024, and 2023. For a detailed discussion of the accounting policies related to our lease revenue, see Note 2.
Our CODM is Mr. Edison, our Chairman and Chief Executive Officer. Our CODM assesses performance, makes decisions, and allocates operating and capital resources of the Real Estate Properties segment by utilizing net income (loss) on a consolidated basis. Our CODM evaluates net income (loss) by monitoring budget versus actual as well as variance analysis to prior periods to analyze the performance of the segment. Information about the net income (loss) of the Real Estate Properties segment that is regularly reviewed by our CODM, including revenue and significant expenses, was as follows for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Revenues:
Rental income	$709,186	$647,589	$597,501
Fees and management income	12,751	10,731	9,646
Other property income	4,657	3,072	2,977
Total revenues	726,594	661,392	610,124
Operating Expenses:
Property operating(1)	123,649	112,633	102,303
Real estate taxes	86,087	77,684	72,816
Employee-related expenses	35,279	28,013	26,870
Other general and administrative expenses(2)	16,359	17,598	17,496
Depreciation and amortization	266,374	253,016	236,443
Total operating expenses	527,748	488,944	455,928
Other:
Interest expense, net(3)	(110,338)	(96,990)	(84,232)
Gain (loss) on disposal of property, net	38,790	(30)	1,110
Other expense, net	(4,330)	(5,732)	(7,312)
Net income	$122,968	$69,696	$63,762
Net income attributable to noncontrolling interests	(11,665)	(7,011)	(6,914)
Net income attributable to stockholders	$111,303	$62,685	$56,848
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
(3)Interest income is not a significant component of Interest Expense, Net.
The measure of segment assets regularly reviewed by our CODM is reported on the consolidated balance sheets as Total Assets.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-30

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

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-31

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Snow View Plaza	Parma, OH	$—	$4,104	$6,432	$1,590	$4,613	$7,513	$12,126	$5,207	1981/2023	12/15/2010
Lakeside Plaza	Salem, VA	—	3,344	5,247	2,591	3,691	7,491	11,182	4,178	1988/2025	11/23/2011
St. Charles Plaza	Davenport, FL	—	4,090	4,399	920	4,467	4,942	9,409	4,119	2007/2011	11/23/2011
Burwood Village Center	Glen Burnie, MD	—	5,448	10,167	841	5,824	10,632	16,456	7,278	1971/2002	11/23/2011
Centerpoint	Easley, SC	—	2,750	4,361	1,676	3,471	5,316	8,787	3,614	2002	11/23/2011
Southampton Village	Tyrone, GA	—	3,046	5,787	2,094	3,446	7,481	10,927	4,185	2003/2024	11/23/2011
Cureton Town Center	Waxhaw, NC	—	6,569	6,197	2,680	5,942	9,504	15,446	6,503	2006/2025	12/29/2011
Tramway Crossing	Sanford, NC	—	2,016	3,071	1,355	2,906	3,536	6,442	2,939	1996	2/23/2012
Village At Glynn Place	Brunswick, GA	—	5,812	7,368	2,373	6,089	9,464	15,553	6,131	1992/2009	4/27/2012
Meadowthorpe Manor Shoppes	Lexington, KY	—	4,093	4,185	2,384	4,666	5,996	10,662	3,517	1989/2022	5/9/2012
Brentwood Commons	Bensenville, IL	—	6,105	8,024	2,647	6,427	10,349	16,776	6,254	1981/2015	7/5/2012
Sidney Towne Center	Sidney, OH	—	1,429	3,802	1,843	2,292	4,782	7,074	3,862	1981/2007	8/2/2012
Broadway Plaza	Tucson, AZ	—	4,979	7,169	3,742	6,456	9,434	15,890	6,201	1982/2003	8/13/2012
Baker Hill	Glen Ellyn, IL	—	7,068	13,738	10,728	7,777	23,757	31,534	14,517	1998/2018	9/6/2012
New Prague Commons	New Prague, MN	—	3,248	6,604	3,257	3,531	9,578	13,109	6,373	2008/2019	10/12/2012
Heron Creek Towne Center	North Port, FL	—	4,062	4,082	1,147	4,421	4,870	9,291	3,223	2001	12/17/2012
Quartz Hill Towne Centre	Lancaster, CA	11,740	8,596	13,529	1,528	9,346	14,307	23,653	8,090	1991/2012	12/27/2012
Village One Plaza	Modesto, CA	17,700	5,166	18,752	1,124	5,540	19,502	25,042	10,397	2007	12/28/2012
Hilfiker Shopping Center	Salem, OR	—	2,879	4,750	1,011	3,044	5,596	8,640	2,798	1984/2024	12/28/2012
Butler Creek	Acworth, GA	—	3,925	6,129	4,188	4,883	9,359	14,242	5,108	1989/2021	1/15/2013
Fairview Oaks	Ellenwood, GA	6,430	3,563	5,266	1,356	4,045	6,140	10,185	3,939	1996	1/15/2013
Grassland Crossing	Alpharetta, GA	—	3,680	5,791	1,856	4,007	7,320	11,327	4,159	1996	1/15/2013
Hamilton Ridge	Buford, GA	11,421	4,772	7,168	4,344	5,149	11,135	16,284	5,271	2002/2024	1/15/2013
Mableton Crossing	Mableton, GA	—	4,426	6,413	1,716	4,905	7,650	12,555	4,703	1997	1/15/2013
Shops at Westridge	McDonough, GA	—	3,962	3,901	2,230	4,166	5,927	10,093	3,404	2006/2020	1/15/2013
Fairlawn Town Centre	Fairlawn, OH	20,000	10,398	29,005	7,518	11,812	35,109	46,921	19,439	1962/2025	1/30/2013
Macland Pointe	Marietta, GA	—	3,493	5,364	1,530	4,215	6,172	10,387	4,244	1992	2/13/2013
Kleinwood Center	Spring, TX	—	11,478	18,954	1,598	11,890	20,140	32,030	11,972	2003	3/21/2013
Murray Landing	Columbia, SC	6,750	3,221	6,856	5,817	3,840	12,054	15,894	5,013	2003/2016	3/21/2013
Vineyard Shopping Center	Tallahassee, FL	—	2,761	4,221	1,000	3,149	4,833	7,982	3,054	2002	3/21/2013
Lutz Lake Crossing	Lutz, FL	—	2,636	6,600	1,411	3,080	7,567	10,647	3,912	2002	4/4/2013
Publix at Seven Hills	Spring Hill, FL	—	2,171	5,642	8,225	2,520	13,518	16,038	1,987	1991/2006	4/4/2013
Hartville Centre	Hartville, OH	—	2,069	3,691	2,012	2,500	5,272	7,772	3,318	1988/2008	4/23/2013
Sunset Shopping Center	Corvallis, OR	15,410	7,933	14,939	3,664	8,272	18,264	26,536	9,140	1998/2023	5/31/2013
Savage Town Square	Savage, MN	9,000	4,106	9,409	697	4,533	9,679	14,212	5,793	2003	6/19/2013
Glenwood Crossings	Kenosha, WI	—	1,872	9,914	1,465	2,492	10,759	13,251	5,717	1992/2018	6/27/2013

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-32

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Shiloh Square Shopping Center	Kennesaw, GA	—	4,685	8,729	2,870	5,150	11,134	16,284	5,684	1996/2003	6/27/2013
Boronda Plaza	Salinas, CA	14,750	9,027	11,870	871	9,384	12,384	21,768	6,854	2003/2021	7/3/2013
Westwoods Shopping Center	Arvada, CO	—	3,706	11,115	1,449	4,667	11,603	16,270	6,597	2003/2011	8/8/2013
Paradise Crossing	Lithia Springs, GA	—	2,204	6,064	1,127	2,587	6,808	9,395	3,799	2000	8/13/2013
Contra Loma Plaza	Antioch, CA	—	3,018	3,926	2,444	3,823	5,565	9,388	2,819	1989/2022	8/19/2013
South Oaks Plaza	St. Louis, MO	—	1,938	6,634	2,660	2,204	9,028	11,232	4,437	1969/2021	8/21/2013
Yorktown Centre	Millcreek Township, PA	—	3,736	15,396	3,620	4,887	17,865	22,752	10,354	1989/2020	8/30/2013
Dyer Town Center	Dyer, IN	—	6,017	10,214	981	6,609	10,603	17,212	6,303	2004/2005	9/4/2013
East Burnside Plaza	Portland, OR	—	2,484	5,422	207	2,621	5,492	8,113	2,462	1955/1999	9/12/2013
Red Maple Village	Tracy, CA	18,358	9,250	19,466	1,273	9,691	20,298	29,989	9,502	2009	9/18/2013
Crystal Beach Plaza	Palm Harbor, FL	6,360	2,334	7,918	1,056	2,598	8,710	11,308	4,702	2010	9/25/2013
CitiCentre Plaza	Carroll, IA	—	770	2,530	844	1,134	3,010	4,144	1,641	1991/2018	10/2/2013
Duck Creek Plaza	Bettendorf, IA	—	4,612	13,007	3,817	5,262	16,174	21,436	7,517	2005/2023	10/8/2013
Cahill Plaza	Inver Grove Heights, MN	—	2,587	5,114	1,121	3,093	5,729	8,822	3,369	1995/2020	10/9/2013
College Plaza	Normal, IL	—	4,460	17,772	8,954	5,213	25,973	31,186	10,467	1983/2018	10/22/2013
Courthouse Marketplace	Virginia Beach, VA	11,650	6,130	8,061	2,046	6,532	9,705	16,237	5,257	2005/2024	10/25/2013
Hastings Marketplace	Hastings, MN	—	3,980	10,045	1,643	4,708	10,960	15,668	5,971	2002	11/6/2013
Coquina Plaza	Southwest Ranches, FL	—	9,458	11,770	2,160	9,845	13,543	23,388	6,472	1998	11/7/2013
Shoppes of Paradise Lakes	Miami, FL	—	5,811	6,020	1,553	6,248	7,136	13,384	3,748	1999	11/7/2013
Collington Plaza	Bowie, MD	—	12,207	15,142	2,356	12,581	17,124	29,705	8,551	1996	11/21/2013
Golden Town Center	Golden, CO	13,047	7,065	10,166	2,590	7,820	12,001	19,821	6,794	1993/2003	11/22/2013
Northstar Marketplace	Ramsey, MN	—	2,810	9,204	4,630	3,095	13,549	16,644	5,669	2004/2025	11/27/2013
Bear Creek Plaza	Petoskey, MI	—	5,677	17,611	2,903	5,919	20,272	26,191	10,583	1998/2024	12/18/2013
East Side Square	Springfield, OH	—	394	963	325	529	1,153	1,682	667	2007	12/18/2013
Flag City Station	Findlay, OH	—	4,685	9,630	3,942	5,198	13,059	18,257	6,408	1992/2020	12/18/2013
Town & Country Shopping Center	Noblesville, IN	13,480	7,361	16,269	521	7,463	16,688	24,151	9,089	1998/2023	12/18/2013
Sulphur Grove	Huber Heights, OH	—	553	2,142	821	611	2,905	3,516	1,461	2004	12/18/2013
Southgate Shopping Center	Des Moines, IA	—	2,434	8,358	1,911	3,042	9,661	12,703	5,400	1972/2014	12/20/2013
Sterling Pointe Center	Lincoln, CA	24,563	7,039	20,822	2,527	7,758	22,630	30,388	10,615	2004/2017	12/20/2013
Arcadia Plaza	Phoenix, AZ	—	5,774	6,904	3,279	6,123	9,834	15,957	5,358	1980/2018	12/30/2013
Stop & Shop Plaza	Enfield, CT	—	8,892	15,028	1,666	9,435	16,151	25,586	8,829	1988/1998	12/30/2013
Fair Acres Shopping Center	Oshkosh, WI	—	3,543	5,189	1,463	4,176	6,019	10,195	3,792	1992/2016	1/21/2014

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-33

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Savoy Plaza	Savoy, IL	—	4,304	10,895	1,168	4,978	11,389	16,367	6,744	1999/2025	1/31/2014
The Shops of Uptown	Park Ridge, IL	—	7,744	16,884	2,865	8,210	19,283	27,493	8,367	2006	2/25/2014
Chapel Hill North Center	Chapel Hill, NC	5,131	5,043	10,189	2,428	5,462	12,198	17,660	6,785	1998	2/28/2014
Coppell Market Center	Coppell, TX	—	4,870	12,236	854	5,231	12,729	17,960	6,487	2008	3/5/2014
Winchester Gateway	Winchester, VA	—	9,342	23,468	2,958	9,703	26,065	35,768	$12,973	2006	3/5/2014
Stonewall Plaza	Winchester, VA	—	7,929	16,642	1,404	8,183	17,792	25,975	9,083	2007	3/5/2014
Town Fair Center	Louisville, KY	—	8,108	14,411	6,386	9,243	19,662	28,905	10,906	1988/2019	3/12/2014
Villages at Eagles Landing	Stockbridge, GA	—	2,824	5,515	1,485	3,415	6,409	9,824	4,100	1995	3/13/2014
Champions Gate Village	Davenport, FL	—	1,814	6,060	1,245	2,113	7,006	9,119	3,581	2001	3/14/2014
Towne Centre at Wesley Chapel	Wesley Chapel, FL	—	2,466	5,553	1,336	3,029	6,326	9,355	3,134	2000	3/14/2014
Statler Square	Staunton, VA	—	4,108	9,072	1,440	4,701	9,919	14,620	5,450	1989/1997	3/21/2014
Burbank Plaza	Burbank, IL	—	2,972	4,546	4,091	3,793	7,816	11,609	4,469	1972/2018	3/25/2014
Hamilton Village	Chattanooga, TN	—	12,682	19,103	6,312	13,559	24,538	38,097	13,597	1989/2021	4/3/2014
Waynesboro Plaza	Waynesboro, VA	—	5,597	8,334	397	5,848	8,480	14,328	5,128	2005	4/30/2014
Southwest Marketplace	Las Vegas, NV	—	16,019	11,270	10,640	16,349	21,580	37,929	8,109	2008/2022	5/5/2014
Hampton Village	Taylors, SC	—	5,456	7,254	6,274	6,144	12,840	18,984	6,982	1959/2019	5/21/2014
Central Station	Louisville, KY	12,566	6,143	6,932	3,554	6,795	9,834	16,629	5,163	2005/2018	5/23/2014
Fairview Plaza	New Cumberland, PA	—	2,786	8,500	1,314	3,212	9,388	12,600	4,115	1992/1999	5/27/2014
Broadway Promenade	Sarasota, FL	—	3,831	6,795	1,461	4,275	7,812	12,087	3,578	2007	5/28/2014
Townfair Center	Indiana, PA	—	7,007	13,233	1,567	7,456	14,351	21,807	8,452	1995/2016	5/29/2014
Heath Brook Commons	Ocala, FL	6,930	3,470	8,352	1,351	3,759	9,414	13,173	4,639	2002	5/30/2014
The Orchards	Yakima, WA	—	5,425	8,743	919	5,887	9,200	15,087	4,943	2002	6/3/2014
Shaw's Plaza Hanover	Hanover, MA	—	2,826	5,314	10	2,826	5,324	8,150	2,602	1994/2000	6/23/2014
Shaw's Plaza Easton	Easton, MA	—	5,520	7,173	4,474	5,937	11,230	17,167	4,269	1984/2024	6/23/2014
Lynnwood Place	Jackson, TN	—	3,341	4,826	1,386	3,866	5,687	9,553	3,303	1986/2013	7/28/2014
Thompson Valley Towne Center	Loveland, CO	—	5,758	17,387	3,489	6,520	20,114	26,634	9,643	1999	8/1/2014
Lumina Commons	Wilmington, NC	4,764	2,008	11,249	1,839	2,136	12,960	15,096	5,451	1974/2007	8/4/2014
Driftwood Village	Ontario, CA	—	6,811	12,993	3,629	8,357	15,076	23,433	6,951	1985/2025	8/7/2014
French Golden Gate	Bartow, FL	—	2,599	12,877	2,673	2,958	15,191	18,149	6,609	1960/2011	8/28/2014
Orchard Square	Washington Township, MI	—	1,361	11,550	1,441	1,714	12,638	14,352	5,773	1999/2011	9/8/2014
Trader Joe's Center	Dublin, OH	10,902	2,338	7,922	3,748	3,077	10,931	14,008	5,393	1986	9/11/2014
Palmetto Pavilion	North Charleston, SC	—	2,509	8,526	1,887	3,632	9,290	12,922	4,357	2003	9/11/2014
Five Town Plaza	Springfield, MA	—	8,912	19,635	8,788	10,775	26,560	37,335	14,554	1970/2025	9/24/2014
Fairfield Crossing	Beavercreek, OH	—	3,572	10,026	414	3,859	10,153	14,012	5,120	1994	10/24/2014

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-34

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Beavercreek Towne Center	Beavercreek, OH	—	14,055	30,799	5,416	15,893	34,377	50,270	18,514	1994/2019	10/24/2014
Grayson Village	Loganville, GA	—	3,952	5,620	2,851	4,351	8,072	12,423	4,773	2002/2019	10/24/2014
The Fresh Market Commons	Pawleys Island, SC	—	2,442	4,941	301	2,598	5,086	7,684	2,781	2011/2014	10/28/2014
Claremont Village	Everett, WA	—	5,635	10,544	2,517	6,375	12,321	18,696	5,791	1994/2012	11/6/2014
Cherry Hill Marketplace	Westland, MI	—	4,641	10,137	2,924	5,368	12,334	17,702	7,449	1992/2017	12/17/2014
Nor'Wood Shopping Center	Colorado Springs, CO	—	5,358	6,684	3,122	5,632	9,532	15,164	4,751	2003/2025	1/8/2015
Sunburst Plaza	Glendale, AZ	—	3,435	6,041	2,981	4,402	8,055	12,457	4,553	1970/2022	2/11/2015
Rivermont Station	Johns Creek, GA	—	6,876	8,916	5,376	7,296	13,872	21,168	7,787	1996/2022	2/27/2015
Breakfast Point Marketplace	Panama City Beach, FL	—	5,578	12,052	1,096	6,113	12,613	18,726	6,610	2009/2010	3/13/2015
Falcon Valley	Lenexa, KS	—	3,131	6,873	511	3,588	6,927	10,515	4,057	2008/2009	3/13/2015
Kohl's Onalaska	Onalaska, WI	—	2,670	5,648	300	2,670	5,948	8,618	3,305	1992/2021	3/13/2015
Coronado Center	Santa Fe, NM	11,560	4,396	16,460	6,237	5,009	22,084	27,093	9,247	1964/2023	5/1/2015
West Creek Plaza	Coconut Creek, FL	—	3,459	6,131	803	3,702	6,691	10,393	3,092	2006/2013	7/10/2015
Northwoods Crossing	Taunton, MA	—	10,092	14,437	1,117	10,225	15,421	25,646	10,659	2003/2022	5/24/2016
Murphy Marketplace	Murphy, TX	—	28,652	33,122	9,967	29,934	41,807	71,741	15,489	2008/2025	6/24/2016
Harbour Village	Jacksonville, FL	—	5,630	16,727	4,339	6,201	20,495	26,696	8,602	2006/2021	9/22/2016
Oak Mill Plaza	Niles, IL	—	6,843	13,692	8,165	7,740	20,960	28,700	9,765	1977/2023	10/3/2016
Southern Palms	Tempe, AZ	—	10,025	24,346	5,021	10,608	28,784	39,392	13,877	1982/2018	10/26/2016
Golden Eagle Village	Clermont, FL	—	3,760	7,735	1,911	4,046	9,360	13,406	3,989	2011	10/27/2016
Atwater Marketplace(4)	Atwater, CA	—	6,116	7,597	(11,465)	417	1,831	2,248	300	2023	2/10/2017
Rocky Ridge Town Center	Roseville, CA	17,911	5,449	29,207	1,402	5,708	30,350	36,058	10,444	1996/2015	4/18/2017
Greentree Centre	Racine, WI	—	2,955	8,718	628	3,140	9,161	12,301	3,955	1989/2018	5/5/2017
Birdneck Shopping Center	Virginia Beach, VA	—	1,900	3,253	1,088	2,096	4,145	6,241	2,353	1987/2017	10/4/2017
Crossroads Plaza	Asheboro, NC	—	1,722	2,720	942	2,323	3,061	5,384	1,943	1984/2016	10/4/2017
Dunlop Village	Colonial Heights, VA	—	2,420	4,892	2,603	2,924	6,991	9,915	2,965	1987/2012	10/4/2017
Edgecombe Square	Tarboro, NC	—	1,412	2,258	608	1,554	2,724	4,278	2,211	1990/2013	10/4/2017
Forest Park Square	Cincinnati, OH	—	4,007	5,877	1,334	4,522	6,696	11,218	3,797	1988/2018	10/4/2017
Goshen Station	Goshen, OH	—	1,555	4,621	191	1,800	4,567	6,367	3,148	1973/2003	10/4/2017
The Village Shopping Center	Mooresville, IN	—	2,059	8,325	1,020	2,471	8,933	11,404	4,015	1965/2024	10/4/2017
Hickory Plaza	Nashville, TN	—	2,927	5,099	2,480	3,014	7,492	10,506	2,897	1974/2020	10/4/2017
Highland Fair	Gresham, OR	—	3,263	7,979	1,097	3,517	8,822	12,339	3,147	1984/2013	10/4/2017
Mayfair Village	Hurst, TX	18,726	15,343	16,522	4,464	16,146	20,183	36,329	8,994	1981/2025	10/4/2017
LaPlata Plaza	La Plata, MD	17,860	8,434	22,855	2,476	8,773	24,992	33,765	9,267	2003/2019	10/4/2017
Lafayette Square	Lafayette, IN	—	5,387	5,636	1,446	5,482	6,987	12,469	6,217	1963/2025	10/4/2017

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-35

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Mountain Park Plaza	Roswell, GA	—	6,118	6,652	1,248	6,235	7,783	14,018	3,197	1988/2003	10/4/2017
Nordan Shopping Center	Danville, VA	—	1,911	6,751	1,103	2,155	7,610	9,765	3,448	1961/2015	10/4/2017
Northside Plaza	Clinton, NC	—	1,406	5,471	645	1,588	5,934	7,522	2,854	1982/2015	10/4/2017
Park Place Plaza	Port Orange, FL	—	2,347	8,458	(1,662)	2,104	7,039	9,143	2,418	1984/2012	10/4/2017
Parsons Village	Seffner, FL	—	3,465	10,864	(3,482)	2,809	8,038	10,847	2,942	1983/1994	10/4/2017
Hillside - West	Hillside, UT	—	691	1,739	3,870	4,561	1,739	6,300	1,140	2006	10/4/2017
South Oaks Shopping Center	Live Oak, FL	—	1,742	5,119	1,003	1,960	5,904	7,864	3,365	1976/2022	10/4/2017
Summerville Galleria	Summerville, SC	—	4,104	8,668	2,045	4,660	10,157	14,817	4,431	1989/2014	10/4/2017
The Oaks	Hudson, FL	—	3,876	6,668	13,330	4,642	19,232	23,874	6,154	1981/2025	10/4/2017
Riverplace Centre	Noblesville, IN	6,011	3,890	4,044	1,091	4,050	4,975	9,025	3,118	1992/2020	10/4/2017
Towne Crossing Shopping Center	Mesquite, TX	—	5,358	15,584	4,381	6,779	18,544	25,323	7,593	1984/2024	10/4/2017
Village at Waterford	Midlothian, VA	—	2,702	5,194	1,422	3,342	5,976	9,318	2,772	1991/2016	10/4/2017
Windsor Center	Dallas, NC	—	2,488	5,186	1,108	2,683	6,099	8,782	3,145	1974/2015	10/4/2017
Willowbrook Commons	Nashville, TN	—	5,384	6,002	1,137	5,917	6,606	12,523	3,220	2005	10/4/2017
Edgewood Towne Center	Edgewood, PA	—	10,029	22,535	4,179	11,326	25,417	36,743	12,078	1990/2021	10/4/2017
Everson Pointe	Snellville, GA	7,930	4,222	8,421	703	4,412	8,934	13,346	3,767	1999	10/4/2017
Shoppes of Lake Village	Leesburg, FL	—	7,193	3,795	7,702	7,581	11,109	18,690	5,009	1987/2021	2/26/2018
Sierra Vista Plaza	Murrieta, CA	—	9,824	11,669	3,219	10,538	14,174	24,712	5,261	1991/2025	9/28/2018
Wheat Ridge Marketplace	Wheat Ridge, CO	—	7,926	8,393	2,003	8,548	9,774	18,322	4,179	1996/2024	10/3/2018
Atlantic Plaza	North Reading, MA	—	12,341	12,699	2,386	12,684	14,742	27,426	6,418	1959/2014	11/9/2018
Staunton Plaza	Staunton, VA	—	4,818	14,380	137	4,900	14,435	19,335	4,512	2006	11/16/2018
Bethany Village	Alpharetta, GA	—	6,138	8,355	962	6,291	9,164	15,455	3,317	2001	11/16/2018
Kings Crossing	Sun City Center, FL	12,176	5,654	11,225	870	5,997	11,752	17,749	3,942	2000/2018	11/16/2018
Lake Washington Crossing	Melbourne, FL	—	4,222	13,553	3,605	4,389	16,991	21,380	4,843	1987/2023	11/16/2018
Kipling Marketplace	Littleton, CO	—	4,020	10,405	718	4,230	10,913	15,143	4,240	1983/2009	11/16/2018
MetroWest Village	Orlando, FL	—	6,841	15,333	4,526	7,238	19,462	26,700	3,870	1990/2025	11/16/2018
Spring Cypress Village	Houston, TX	—	9,579	14,567	1,662	9,833	15,975	25,808	5,515	1982/2024	11/16/2018
Commonwealth Square	Folsom, CA	—	9,955	12,586	1,951	10,261	14,231	24,492	6,578	1987	11/16/2018
Shasta Crossroads	Redding, CA	—	9,598	18,643	(1,758)	8,507	17,976	26,483	5,177	1989/2023	11/16/2018
Milan Plaza	Milan, MI	—	925	1,974	357	1,094	2,162	3,256	1,807	1960/2018	11/16/2018
Hilander Village	Roscoe, IL	—	2,571	7,461	2,454	2,740	9,746	12,486	4,553	1994/2022	11/16/2018
Laguna 99 Plaza	Elk Grove, CA	—	5,422	16,952	1,088	5,436	18,026	23,462	5,453	1992/2025	11/16/2018
Southfield Center	St. Louis, MO	—	5,612	13,643	2,447	6,743	14,959	21,702	5,624	1987/2021	11/16/2018
Waterford Park Plaza	Plymouth, MN	—	4,935	19,543	1,030	5,309	20,199	25,508	6,819	1989/2023	11/16/2018
Colonial Promenade	Winter Haven, FL	—	12,403	22,097	1,188	12,511	23,177	35,688	9,331	1986/2008	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-36

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Willimantic Plaza	Willimantic, CT	—	3,596	8,859	9,100	3,828	17,727	21,555	5,386	1968/2024	11/16/2018
Quivira Crossings	Overland Park, KS	—	7,512	10,729	2,974	8,333	12,882	21,215	5,448	1996/2025	11/16/2018
Spivey Junction	Stockbridge, GA	—	4,083	10,414	350	4,230	10,617	14,847	3,725	1998	11/16/2018
Plaza Farmington	Farmington, NM	—	6,322	9,619	624	6,813	9,752	16,565	3,948	2004	11/16/2018
Harvest Plaza	Akron, OH	—	2,693	6,083	352	2,935	6,193	9,128	2,461	1974/2015	11/16/2018
Oakhurst Plaza	Seminole, FL	—	2,782	4,506	842	2,984	5,146	8,130	2,157	1974/2001	11/16/2018
Old Alabama Square	Johns Creek, GA	—	10,782	17,359	2,119	10,990	19,270	30,260	6,333	2000	11/16/2018
North Point Landing	Modesto, CA	16,536	8,040	28,422	1,717	8,254	29,925	38,179	9,178	1964/2008	11/16/2018
Glenwood Crossing	Cincinnati, OH	—	4,581	3,922	406	4,800	4,109	8,909	2,463	1999/2015	11/16/2018
Rosewick Crossing	La Plata, MD	—	8,252	23,507	1,067	8,366	24,460	32,826	7,968	2008	11/16/2018
Vineyard Center	Templeton, CA	—	1,753	6,406	263	1,813	6,609	8,422	2,043	2007	11/16/2018
Ocean Breeze Plaza	Ocean Breeze, FL	—	6,416	9,986	1,374	6,596	11,180	17,776	4,241	1993/2010	11/16/2018
Central Valley Marketplace	Ceres, CA	—	6,163	17,535	247	6,194	17,751	23,945	5,507	2005	11/16/2018
51st & Olive Square	Glendale, AZ	—	2,236	9,038	767	2,608	9,433	12,041	3,357	1975/2007	11/16/2018
West Acres Shopping Center	Fresno, CA	—	4,866	5,627	665	5,117	6,041	11,158	3,478	1990/2015	11/16/2018
Meadows on the Parkway	Boulder, CO	—	23,954	32,744	3,154	24,590	35,262	59,852	11,100	1989	11/16/2018
Wyandotte Plaza	Kansas City, KS	—	5,204	17,566	1,159	5,492	18,437	23,929	6,311	1961/2015	11/16/2018
Broadlands Marketplace	Broomfield, CO	—	7,434	9,459	1,252	8,097	10,048	18,145	4,120	2002	11/16/2018
Village Center	Racine, WI	—	6,051	26,473	1,711	6,289	27,946	34,235	10,201	2002/2021	11/16/2018
Shoregate Town Center	Willowick, OH	—	7,152	16,282	8,105	7,549	23,990	31,539	10,740	1958/2025	11/16/2018
Plano Market Street	Plano, TX	—	14,837	33,178	3,103	15,218	35,900	51,118	10,797	2009	11/16/2018
Island Walk Shopping Center	Fernandina Beach, FL	—	8,190	19,992	7,263	8,332	27,113	35,445	6,519	1987/2012	11/16/2018
Normandale Village	Bloomington, MN	—	8,390	11,407	2,487	9,230	13,054	22,284	6,758	1973/2017	11/16/2018
North Pointe Plaza	North Charleston, SC	—	10,232	26,348	4,005	11,797	28,788	40,585	11,359	1989/2024	11/16/2018
Palmer Town Center	Easton, PA	—	7,331	23,525	2,433	7,472	25,817	33,289	8,496	2005	11/16/2018
Alico Commons	Fort Myers, FL	—	4,670	16,557	804	5,058	16,973	22,031	5,636	2009/2020	11/16/2018
Windover Square	Melbourne, FL	9,947	4,115	13,309	882	4,303	14,003	18,306	4,497	1984/2010	11/16/2018
Rockledge Square	Rockledge, FL	—	3,477	4,469	4,259	3,781	8,424	12,205	2,439	1985/2022	11/16/2018
Fairfield Commons	Lakewood, CO	—	8,802	29,946	2,945	8,993	32,700	41,693	9,756	1985/2014	11/16/2018
Cocoa Commons	Cocoa, FL	—	4,838	8,247	1,700	4,951	9,834	14,785	4,158	1986/2000	11/16/2018
Hamilton Mill Village	Dacula, GA	—	7,059	9,734	987	7,222	10,558	17,780	3,953	1996/2016	11/16/2018
Sheffield Crossing	Sheffield Village, OH	—	8,841	10,232	595	9,068	10,600	19,668	4,725	1989/2024	11/16/2018
The Shoppes at Windmill Place	Batavia, IL	—	8,186	16,005	3,029	8,490	18,730	27,220	6,175	1991/2022	11/16/2018
Stone Gate Plaza	Crowley, TX	—	5,261	7,007	1,791	5,445	8,614	14,059	3,130	2003	11/16/2018

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-37

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Everybody's Plaza	Cheshire, CT	—	2,520	10,096	885	2,635	10,866	13,501	3,356	1960/2014	11/16/2018
Lakewood City Center	Lakewood, OH	—	1,593	10,308	536	1,685	10,752	12,437	3,187	1991/2011	11/16/2018
Carriagetown Marketplace	Amesbury, MA	—	7,084	15,492	1,954	7,407	17,123	24,530	6,157	2000	11/16/2018
Crossroads of Shakopee	Shakopee, MN	—	8,869	20,320	1,820	9,212	21,797	31,009	8,512	1998	11/16/2018
Broadway Pavilion	Santa Maria, CA	—	8,512	20,427	727	8,678	20,988	29,666	7,337	1987	11/16/2018
Sanibel Beach Place	Fort Myers, FL	—	3,918	7,043	2,951	4,583	9,329	13,912	3,101	2003/2022	11/16/2018
Shoppes at Glen Lakes	Weeki Wachee, FL	—	4,662	7,473	1,048	4,795	8,388	13,183	3,026	2008	11/16/2018
Bartow Marketplace	Cartersville, GA	21,041	11,944	24,610	1,104	12,122	25,536	37,658	11,922	1995/2025	11/16/2018
Bloomingdale Hills	Riverview, FL	—	4,384	5,179	417	4,486	5,494	9,980	3,047	2002/2012	11/16/2018
University Plaza	Amherst, NY	—	6,402	9,800	1,080	6,555	10,727	17,282	5,020	1980/2020	11/16/2018
McKinney Market Street	McKinney, TX	—	10,941	16,061	1,870	11,091	17,781	28,872	6,811	2003/2019	11/16/2018
Montville Commons	Montville, CT	—	12,417	11,091	1,080	12,806	11,782	24,588	5,735	2007	11/16/2018
Shaw's Plaza Raynham	Raynham, MA	—	8,378	26,829	1,971	8,487	28,691	37,178	9,984	1965/2022	11/16/2018
Suntree Square	Southlake, TX	—	6,335	15,642	1,456	6,496	16,937	23,433	5,013	2000/2025	11/16/2018
Green Valley Plaza	Henderson, NV	—	7,284	16,879	827	7,385	17,605	24,990	5,778	1978/1982	11/16/2018
Cross Creek Village	St. Cloud, FL	—	3,821	9,604	628	3,973	10,080	14,053	3,818	2008/2019	11/16/2018
Market Walk	Savannah, GA	—	20,679	31,836	3,813	21,006	35,322	56,328	11,929	2014/2022	11/16/2018
Livonia Plaza	Livonia, MI	—	4,118	17,037	923	4,335	17,743	22,078	6,093	1988/2014	11/16/2018
Franklin Centre	Franklin, WI	—	6,353	5,482	812	6,578	6,069	12,647	4,270	1994/2018	11/16/2018
Plaza 23	Pompton Plains, NJ	—	11,412	40,144	6,250	12,029	45,777	57,806	12,724	1963/2025	11/16/2018
Shorewood Crossing	Shorewood, IL	—	9,468	20,993	3,269	9,765	23,965	33,730	8,730	2001/2020	11/16/2018
Herndon Place	Fresno, CA	—	7,148	10,072	(160)	6,906	10,154	17,060	4,053	2005	11/16/2018
Windmill Marketplace	Clovis, CA	—	2,775	7,299	38	2,860	7,252	10,112	2,019	2001	11/16/2018
Riverlakes Village	Bakersfield, CA	—	8,567	15,242	3,336	9,053	18,092	27,145	5,649	1997/2022	11/16/2018
Mansfield Market Center	Mansfield, TX	—	4,672	13,154	738	4,866	13,698	18,564	4,302	2015	11/16/2018
Ormond Beach Mall	Ormond Beach, FL	—	4,954	7,006	1,392	5,159	8,193	13,352	3,487	1967/2018	11/16/2018
Heritage Plaza	Carol Stream, IL	—	6,205	16,507	1,473	6,486	17,699	24,185	6,000	1988/2018	11/16/2018
Mountain Crossing	Dacula, GA	2,109	6,602	6,835	265	6,449	7,253	13,702	2,870	1997	11/16/2018
Seville Commons	Arlington, TX	—	4,689	12,602	1,108	4,901	13,498	18,399	4,669	1987/2022	11/16/2018
Cinco Ranch at Market Center	Katy, TX	—	5,553	14,063	1,181	5,778	15,019	20,797	4,516	2007/2023	12/12/2018
Naperville Crossings	Naperville, IL	25,380	15,766	30,881	5,934	16,959	35,622	52,581	12,256	2007/2021	4/26/2019
Orange Grove Shopping Center	North Fort Myers, FL	—	2,637	7,340	882	3,221	7,638	10,859	2,683	1999	10/31/2019
Sudbury Crossing	Sudbury, MA	—	6,483	12,933	7,657	6,553	20,521	27,073	4,512	1984/2021	10/31/2019
Ashburn Farm Market Center	Ashburn, VA	—	14,035	16,648	931	14,090	17,524	31,614	5,130	2000	10/31/2019
Alameda Crossing	Avondale, AZ	—	7,785	19,875	5,147	8,175	24,632	32,807	8,696	2005/2025	11/16/2019

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-38

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Del Paso Marketplace	Sacramento, CA	—	5,722	12,242	1,541	6,123	13,382	19,505	3,910	2006/2016	12/12/2019
Hickory Flat Commons	Canton, GA	—	6,976	11,786	1,206	7,433	12,535	19,968	4,161	2008/2020	8/17/2020
Roxborough Marketplace	Littleton, CO	—	4,105	12,668	3,933	4,846	15,860	20,706	3,920	2005/2024	10/5/2020
Cinco Ranch Station II	Katy, TX	—	1,045	—	2,835	1,057	2,823	3,880	383	2023	1/26/2021
West Village Center	Chanhassen, MN	—	10,860	11,281	1,905	11,509	12,537	24,046	3,620	1994/2021	2/4/2021
Hickory Creek Plaza	Denton, TX	—	5,370	2,710	419	5,581	2,918	8,499	888	2007	2/25/2021
Foxridge Plaza	Centennial, CO	—	3,740	11,636	1,980	4,520	12,836	17,356	2,613	1983/2022	8/20/2021
Valrico Commons	Valrico, FL	16,776	7,522	26,480	973	8,153	26,822	34,975	4,661	1986/2021	8/25/2021
Market Place at Pabst Farms	Oconomowoc, WI	—	6,204	17,199	777	6,597	17,583	24,180	3,719	2005/2020	10/13/2021
Arapahoe Marketplace	Greenwood Village, CO	—	13,779	49,329	4,743	14,917	52,934	67,851	8,804	1977/2024	10/19/2021
Loganville Town Center	Loganville, GA	—	5,309	7,920	2,480	5,486	10,223	15,709	3,428	1997/2023	11/5/2021
Town & Country Village	Sacramento, CA	—	21,895	35,792	2,928	22,275	38,340	60,615	6,765	1950/2025	11/12/2021
Sprouts Plaza	Las Vegas, NV	—	5,104	22,622	1,608	5,512	23,822	29,334	3,859	1995/2022	12/3/2021
Rainbow Plaza	Las Vegas, NV	—	7,158	30,171	1,663	7,931	31,061	38,992	5,059	1989/2022	12/3/2021
Cascades Overlook	Sterling, VA	—	16,242	41,448	2,297	16,642	43,345	59,987	5,733	2016	1/14/2022
Oak Meadows Marketplace	Georgetown, TX	—	4,847	15,848	1,006	5,068	16,633	21,701	2,250	2018	2/1/2022
Shoppes at Avalon	Spring Hill, FL	—	9,184	7,740	1,749	9,834	8,839	18,673	1,637	2009/2022	2/14/2022
Centennial Lakes Plaza	Edina, MN	—	13,581	51,050	3,109	14,389	53,351	67,740	6,647	1989/2022	5/13/2022
Crossroads Towne Center	North Las Vegas, NV	—	25,226	27,638	2,041	25,730	29,175	54,905	7,701	2007/2021	8/15/2022
Chinoe Center	Lexington, KY	—	3,841	14,001	1,472	4,226	15,088	19,314	2,723	1984/2023	11/21/2022
Sunridge Plaza	Rancho Cordova, CA	—	12,003	21,375	846	12,305	21,919	34,224	3,081	2017	12/20/2022
Providence Commons	Mt. Juliet, TN	—	7,425	18,665	1,454	7,664	19,880	27,544	2,637	2009	1/19/2023
Village Shoppes at Windermere	Suwanee, GA	—	5,747	12,698	766	5,959	13,252	19,211	1,697	2008	3/16/2023
Town Center at Jensen Beach	Jensen Beach, FL	—	6,042	10,930	1,691	6,462	12,201	18,663	2,291	2000	3/27/2023
Shops at Sunset Lakes	Miramar, FL	—	5,871	7,775	414	6,137	7,923	14,060	1,547	1999	3/27/2023
Lake Pointe Market	Rowlett, TX	—	3,490	9,410	989	3,785	10,104	13,889	1,028	2002	8/16/2023
Contra Loma Station Outparcel	Antioch, CA	—	224	—	1,634	224	1,634	1,858	25	-	8/29/2023
Mansell Village	Roswell, GA	—	4,470	11,624	459	4,601	11,952	16,553	1,275	2003/2013	10/30/2023
Riverpark Shopping Center	Sugar Land, TX	—	24,270	49,447	4,492	25,265	52,944	78,209	5,659	2003/2025	11/13/2023
Apache Shoppes	Rochester, MN	—	1,807	3,706	3,080	2,034	6,559	8,593	1,045	2005/2025	12/4/2023
Maple View	Grayslake, IL	—	5,256	9,762	867	5,706	10,179	15,885	1,355	1999	12/4/2023
Maple View	Grayslake, IL	—	1,621	3,307	—	1,621	3,307	4,928	349	1999	12/4/2023
Quail Pointe	Fair Oaks, CA	—	7,492	33,590	1,050	7,924	34,208	42,132	2,530	1987	12/5/2023
Glenbrook Marketplace	Glenview, IL	—	3,152	8,805	269	3,339	8,887	12,226	844	1992/2014	12/11/2023

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-39

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)
			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)	Gross Amount Carried at End of Period(3)
Property Name	City, State	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Shoppes at Lake Mary	Lake Mary, FL	—	9,281	16,887	919	9,521	17,566	27,087	1,365	2000/2024	2/14/2024
Goolsby Pointe Outparcel Station	Riverview, FL	—	2,063	—	162	2,063	162	2,225	—	-	3/7/2024
Memorial at Kirkwood	Houston, TX	—	8,596	19,377	1,449	9,348	20,074	29,422	1,288	1979/2025	3/27/2024
Loganville Crossing	Loganville, GA	—	11,265	20,744	656	11,642	21,023	32,665	1,673	2008	6/26/2024
Walden Park	Austin, TX	—	12,904	13,834	738	13,311	14,165	27,476	1,045	2002/2014	6/27/2024
Ridgeview Marketplace	Colorado Springs, CO	—	1,850	8,358	562	2,045	8,725	10,770	417	2003	7/18/2024
Rue de France	Edina, MN	—	6,304	18,577	480	6,462	18,899	25,361	850	1973/2009	8/6/2024
Lemont Plaza	Lemont, IL	—	3,797	10,890	1,291	4,312	11,666	15,978	1,102	1983/2025	8/6/2024
Evans Towne Centre	Evans, GA	—	7,460	7,013	764	7,625	7,612	15,237	2,838	1995/2017	8/8/2024
Bethel Shopping Center	Bethel, CT	—	7,469	21,878	66	7,505	21,908	29,413	1,259	2007	9/27/2024
Shops at Cross Creek	Fulshear, TX	—	2,994	7,212	114	3,071	7,249	10,320	333	2015	11/22/2024
Harpers Station	Cincinnati, OH	—	6,797	23,091	1,302	6,798	24,392	31,190	1,517	1994/2022	12/5/2024
Lakeland Village Center	Cypress, TX	—	4,159	23,479	411	4,284	23,765	28,049	945	2016	12/19/2024
Northpark Plaza	Westminster, CO	—	3,557	14,615	528	3,920	14,780	18,700	631	2001	12/20/2024
Irmo Station	Irmo, SC	—	5,141	12,816	628	5,173	13,412	18,585	568	1980/1981	2/6/2025
Market at Cross Creek Ranch	Fulshear, TX	—	9,897	22,237	134	9,918	22,350	32,268	593	2017	2/26/2025
Foothill Park Plaza	Monrovia, CA	—	9,704	20,079	541	9,898	20,426	30,324	493	1985/2001	3/7/2025
Broomfield Marketplace	Broomfield, CO	—	7,721	10,063	1,173	8,352	10,605	18,957	603	1999/2025	3/18/2025
Westgate North Shopping Center	Tacoma, WA	—	9,882	24,728	497	10,147	24,960	35,107	573	1960/2017	3/28/2025
Clayton Station	Clayton, CA	—	5,488	22,536	477	5,725	22,776	28,501	619	1991	4/8/2025
Oak Creek Center	Lewis Center, OH	—	5,234	13,241	204	5,348	13,331	18,679	527	2000	5/5/2025
Cross Creek Centre	Boynton Beach, FL	—	9,978	5,409	206	10,124	5,469	15,593	262	1988/2014	5/13/2025
Westgate Shopping Center	Fairview Park, OH	—	13,863	33,767	373	14,154	33,849	48,003	1,094	2007/2023	5/30/2025
Hampton Pointe	Hillsborough, NC	—	4,624	7,258	124	4,624	7,382	12,006	242	2005	6/4/2025
Shops at Butler Crossing	Kennesaw, GA	—	5,934	7,918	302	6,022	8,132	14,154	233	1996	7/29/2025
Murray Station North	Irmo, SC	—	486	—	3	486	3	489	—	-	7/29/2025
Marion Oaks Station	Ocala, FL	—	4,826	—	344	4,826	344	5,170	—	-	10/6/2025
Marion Oaks TRS Station	Ocala, FL	—	5,936	—	—	5,936	—	5,936	—	-	10/6/2025
Bel Air Town Center	Bel Air, MD	—	9,951	12,690	445	9,951	13,135	23,086	110	1990	10/9/2025
Surprise Lake Square	Milton, WA	—	13,530	26,870	11	13,530	26,881	40,411	220	1984/2020	10/15/2025
Northlake Station(5)	Cincinnati, OH	—	2,327	11,806	2,311	2,795	13,649	16,444	4,449		10/6/2006
Corporate Adjustments(6)		—	6	2,734	(1,216)	(4,945)	6,468	1,524	2,959
Totals		$424,915	$1,851,365	$3,798,043	$619,501	$1,963,735	$4,305,174	$6,268,909	$1,535,981
(1)Encumbrances do not include our finance leases.

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-40

(2)Reductions to costs capitalized subsequent to acquisition are generally attributable to parcels/outparcels sold, impairments, and assets held-for-sale.
(3)The aggregate basis of properties for federal income tax purposes was approximately $6.1 billion at December 31, 2025.
(4)The main shopping center at this location was sold and we currently only own an outparcel.
(5)Amounts consist of corporate building and land.
(6)Amounts consist of elimination of intercompany construction management fees charged by the property manager to the real estate assets.
Reconciliation of real estate assets at cost:

	2025	2024	2023
Balance at January 1	$5,952,940	$5,586,671	$5,246,279
Additions during the year:
Real estate acquisitions	343,973	284,895	260,856
Net additions to/improvements of real estate	131,213	98,939	94,446
Deductions during the year:
Real estate dispositions	(159,217)	(17,565)	(14,910)
Impairment of real estate	—	—	—
Balance at December 31	$6,268,909	$5,952,940	$5,586,671
Reconciliation of accumulated depreciation:

	2025	2024	2023
Balance at January 1	$1,377,785	$1,186,630	$1,001,863
Additions during the year:
Depreciation expense	207,457	197,669	188,913
Deductions during the year:
Accumulated depreciation of real estate dispositions	(49,261)	(6,514)	(4,146)
Impairment of real estate	—	—	—
Balance at December 31	$1,535,981	$1,377,785	$1,186,630
* * * * *

PHILLIPS EDISON & COMPANY DECEMBER 31, 2025 FORM 10-K	F-41

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of February 2026.

PHILLIPS EDISON & COMPANY, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 10, 2026
Jeffrey S. Edison

/S/ JOHN P. CAULFIELD	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 10, 2026
John P. Caulfield

/S/ JENNIFER L. ROBISON	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2026
Jennifer L. Robison

/S/ LESLIE T. CHAO	Director	February 10, 2026
Leslie T. Chao

/S/ ELIZABETH FISCHER	Director	February 10, 2026
Elizabeth Fischer

/S/ DEVIN I. MURPHY	Director	February 10, 2026
Devin I. Murphy

/S/ STEPHEN R. QUAZZO	Director	February 10, 2026
Stephen R. Quazzo

/S/ JANE SILFEN	Director	February 10, 2026
Jane Silfen

/S/ JOHN A. STRONG	Director	February 10, 2026
John A. Strong

/S/ ANTHONY TERRY	Director	February 10, 2026
Anthony Terry

/S/ PARILEE EDISON WANG	Director	February 10, 2026
Parilee Edison Wang

/S/ GREGORY S. WOOD	Director	February 10, 2026
Gregory S. Wood