Form 10-Q
period 2026-03-31
Phillips Edison & Company, Inc.
filed 2026-04-24
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 126.0 million shares of the registrant’s common stock, $0.01 par value per share, outstanding as of April 17, 2025.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025
(Condensed and Unaudited)
(In thousands, except per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Investment in real estate:
Land and improvements	$1,992,077	$1,963,735
Building and improvements	4,401,481	4,305,174
In-place lease assets	546,454	538,324
Above-market lease assets	78,786	77,551
Total investment in real estate assets	7,018,798	6,884,784
Accumulated depreciation and amortization	(2,009,942)	(1,957,569)
Net investment in real estate assets	5,008,856	4,927,215
Investment in unconsolidated joint ventures	43,008	42,561
Total investment in real estate assets, net	5,051,864	4,969,776
Cash and cash equivalents	3,141	3,544
Restricted cash	19,218	39,768
Goodwill	29,066	29,066
Other assets, net	247,695	244,284
Total assets	$5,350,984	$5,286,438

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,489,365	$2,375,328
Below-market lease liabilities, net	123,115	118,356
Accounts payable and other liabilities	135,294	180,332
Deferred income	23,245	23,044
Total liabilities	2,771,019	2,697,060
Commitments and contingencies (see Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 125,966 and 125,788 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,259	1,258
Additional paid-in capital (“APIC”)	3,667,019	3,664,205
Accumulated other comprehensive income (“AOCI”)	416	358
Accumulated deficit	(1,389,918)	(1,379,252)
Total stockholders’ equity	2,278,776	2,286,569
Noncontrolling interests	301,189	302,809
Total equity	2,579,965	2,589,378
Total liabilities and equity	$5,350,984	$5,286,438

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental income	$186,281	$174,183
Fees and management income	3,445	2,783
Other property income	1,015	1,345
Total revenues	190,741	178,311
Operating Expenses:
Property operating	32,990	29,936
Real estate taxes	22,067	21,079
General and administrative	11,943	12,086
Depreciation and amortization	65,531	65,274
Total operating expenses	132,531	128,375
Other:
Interest expense, net	(29,772)	(25,672)
Gain on disposal of property, net	6,817	5,609
Other expense, net	(2,013)	(980)
Net income	33,242	28,893
Net income attributable to noncontrolling interests	(2,864)	(2,584)
Net income attributable to stockholders	$30,378	$26,309
Earnings per share of common stock:
Net income per share attributable to stockholders - basic and diluted (see Note 10)	$0.24	$0.21

Comprehensive income:
Net income	$33,242	$28,893
Other comprehensive income (loss):
Change in unrealized value on interest rate swaps	64	(1,767)
Comprehensive income	33,306	27,126
Net income attributable to noncontrolling interests	(2,864)	(2,584)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	(6)	167
Reallocation of comprehensive income upon conversion of noncontrolling interests	—	1
Comprehensive income attributable to stockholders	$30,436	$24,710

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31, 2026 and 2025
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2025	125,120	$1,251	$3,646,801	$4,305	$(1,332,435)	$2,319,922	$314,063	$2,633,985
Change in unrealized value on interest rate swaps	—	—	—	(1,600)	—	(1,600)	(167)	(1,767)
Common distributions declared, $0.3075 per share	—	—	—	—	(38,693)	(38,693)	—	(38,693)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,051)	(4,051)
Share-based compensation	61	1	94	—	—	95	2,113	2,208
Conversion of noncontrolling interests	226	2	5,391	1	—	5,394	(5,394)	—
Net income	—	—	—	—	26,309	26,309	2,584	28,893
Balance at March 31, 2025	125,407	$1,254	$3,652,286	$2,706	$(1,344,819)	$2,311,427	$309,148	$2,620,575

Balance at January 1, 2026	125,788	$1,258	$3,664,205	$358	$(1,379,252)	$2,286,569	$302,809	$2,589,378
Change in unrealized value on interest rate swaps	—	—	—	58	—	58	6	64
Common distributions declared, $0.3249 per share	—	—	—	—	(41,044)	(41,044)	—	(41,044)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,893)	(3,893)
Share-based compensation	64	—	128	—	—	128	2,090	2,218
Conversion of noncontrolling interests	114	1	2,686	—	—	2,687	(2,687)	—
Net income	—	—	—	—	30,378	30,378	2,864	33,242
Balance at March 31, 2026	125,966	$1,259	$3,667,019	$416	$(1,389,918)	$2,278,776	$301,189	$2,579,965

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Condensed and Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,242	$28,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	65,182	64,897
Depreciation and amortization of corporate assets	349	377
Net amortization of above- and below-market leases	(2,451)	(1,944)
Amortization of deferred financing expenses	982	1,209
Amortization of debt and derivative adjustments	638	686
Loss on extinguishment or modification of debt, net	1,080	1
Gain on disposal of property, net	(6,817)	(5,609)
Straight-line rent, net	(2,879)	(2,676)
Share-based compensation	2,218	2,208
Return on investment in unconsolidated joint ventures	136	156
Other	246	12
Changes in operating assets and liabilities:
Other assets, net	(8,235)	(7,325)
Accounts payable and other liabilities	(28,135)	(20,343)
Net cash provided by operating activities	55,556	60,542
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions, net	(126,427)	(139,107)
Capital expenditures	(26,462)	(26,367)
Proceeds from sale of real estate, net	20,947	6,466
Proceeds from secured loan receivable	3,775	—
Investment in unconsolidated joint ventures	(894)	(3,549)
Return of investment in unconsolidated joint ventures	367	418
Investment in marketable securities	(164)	(1,504)
Proceeds from sale of marketable securities	963	—
Insurance proceeds for property damage claims	50	87
Net cash used in investing activities	(127,845)	(163,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	190,000	272,000
Payments on revolving credit facility	(101,000)	(90,000)
Proceeds from notes and loans payable, net	346,500	—
Payments on mortgages and loans payable	(323,634)	(22,408)
Distributions paid	(54,732)	(51,549)
Distributions to noncontrolling interests	(5,798)	(5,825)
Net cash provided by financing activities	51,336	102,218
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(20,953)	(796)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	43,312	8,649
End of period	$22,359	$7,853

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$3,141	$5,458
Restricted cash	19,218	2,395
Cash, cash equivalents, and restricted cash at end of period	$22,359	$7,853

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Condensed and Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$42,284	$31,790
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Secured loan receivable	—	17,395
Accrued capital expenditures	13,250	9,623
Change in distributions payable	(13,688)	(12,856)
Change in distributions payable - noncontrolling interests	(1,905)	(1,774)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	6

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
As of March 31, 2026, we wholly-owned 299 real estate properties. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), which owned 20 properties, a 20% interest in Necessity Retail Venture LLC (“NRV”), which owned four properties, and a 31% interest in Neighborhood Grocery Catalyst Fund LLC (“NGCF”), which owned three properties.

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
There were no changes to our significant accounting policies during the three months ended March 31, 2026. For a full summary of our significant accounting policies, refer to our 2025 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 10, 2026.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2025, which are included in our 2025 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the full year.
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
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized federal, state, and local income tax expense of $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations and comprehensive income (“consolidated statements of operations”).
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
Recently Issued or Adopted Accounting Pronouncements—There were no recently issued or adopted accounting pronouncements during the three months ended March 31, 2026 that impacted the Company.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	7

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Rental income related to fixed lease payments(1)	$136,269	$127,535
Rental income related to variable lease payments(1)(2)	44,333	41,721
Straight-line rent amortization(3)	2,731	2,514
Amortization of lease assets	2,390	1,901
Lease buyout income	1,709	1,739
Adjustments for collectibility(4)	(1,151)	(1,227)
Total rental income	$186,281	$174,183
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
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of March 31, 2026, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, were as follows (in thousands):

Year	Amount
Remaining 2026	$399,464
2027	501,479
2028	428,901
2029	346,718
2030	260,930
Thereafter	719,830
Total	$2,657,322
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of March 31, 2026. As of March 31, 2026, our wholly-owned real estate investments in Florida, California, and Texas represented 11.9%, 11.3%, and 10.0% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse natural or economic events in the Florida, California, and Texas real estate markets.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	8

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Number of properties acquired(1)	5	5
Number of outparcels and land for future development acquired(2)	1	—
Contract price	$125,502	$138,425
Total price of acquisitions(3)	126,427	139,107
(1)During the three months ended March 31, 2026, we acquired a property adjacent to one that was already wholly-owned. Therefore, the property was not an addition to our total property count.
(2)Outparcels acquired are adjacent to shopping centers that we own.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
Subsequent to March 31, 2026, we acquired three properties for $58.9 million.
The aggregate purchase price of the assets acquired during the three months ended March 31, 2026 and 2025 was allocated as follows (in thousands):

	March 31, 2026	March 31, 2025
ASSETS
Land and improvements	$32,937	$42,335
Building and improvements	89,195	89,885
In-place lease assets	11,248	11,387
Above-market lease assets	1,529	977
Total assets	134,909	144,584

LIABILITIES
Below-market lease liabilities	8,482	5,477
Total liabilities	8,482	5,477

Net assets acquired	$126,427	$139,107
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the three months ended March 31, 2026 and 2025 were as follows (in years):

	March 31, 2026	March 31, 2025
Acquired in-place leases	8	7
Acquired above-market leases	8	6
Acquired below-market leases	16	12
Property Dispositions—The following table summarizes our real estate disposition activity for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Number of properties sold	2	1
Contract price	$22,250	$24,850
Proceeds from sale of real estate, net(1)(2)	20,947	6,466
Gain on disposal of property, net	6,817	5,609
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)During the three months ended March 31, 2025, one of our property sales included a seller financing component. We sold the property for $24.9 million and provided secured financing, receiving a note receivable of $17.4 million.
Subsequent to March 31, 2026, we sold one parcel of land for $6.7 million.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	9

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Other assets, net:
Deferred leasing commissions and costs	$62,013	$61,479
Deferred financing expenses(1)	16,308	16,308
Office equipment, including capital lease assets, and other	30,941	30,062
Corporate intangible assets	6,703	6,703
Total depreciable and amortizable assets	115,965	114,552
Accumulated depreciation and amortization	(60,547)	(59,326)
Net depreciable and amortizable assets	55,418	55,226
Accounts receivable, net(2)	57,728	52,032
Accounts receivable - affiliates	1,569	1,525
Secured loan receivable(3)	13,620	17,395
Deferred rent receivable, net(4)	83,249	80,669
Derivative assets	248	177
Prepaid expenses and other	13,680	14,029
Investment in third parties	6,856	6,876
Investment in marketable securities	15,327	16,355
Total other assets, net	$247,695	$244,284
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $2.4 million and $2.6 million of general reserves for uncollectible amounts as of March 31, 2026 and December 31, 2025, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $6.2 million and $6.5 million as of March 31, 2026 and December 31, 2025, respectively.
(3)Secured loan receivable relates to the financing provided for the sale of one of our properties during the three months ended March 31, 2025. See Note 4.
(4)Net of $4.0 million and $4.3 million of receivables removed as of March 31, 2026 and December 31, 2025, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	10

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Interest Rate(1)	March 31, 2026	December 31, 2025
Revolving credit facility(2)	SOFR + 0.8%	$181,000	$92,000
Term loans(2)	4.459%	161,750	484,750
Senior unsecured notes due 2031	2.625%	350,000	350,000
Senior unsecured notes due 2032	5.250%	350,000	350,000
Senior unsecured notes due 2033	4.750%	350,000	—
Senior unsecured notes due 2034	5.750%	350,000	350,000
Senior unsecured notes due 2035	4.950%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.2%	29,447	29,915
Finance lease liability		434	480
Discount on notes payable		(26,458)	(23,633)
Assumed market debt adjustments, net		228	259
Deferred financing expenses, net		(2,036)	(3,443)
Total		$2,489,365	$2,375,328

Weighted-average interest rate(3)		4.4%	4.5%
(1)Interest rates are as of March 31, 2026.
(2)Our revolving credit facility and term loans carry an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus a spread. While some of the rates are fixed through the use of swaps, a portion of this debt is not subject to a swap, and thus is still indexed to SOFR.
(3)Includes the effects of derivative financial instruments as of March 31, 2026 and December 31, 2025 (see Notes 7 and 12).
2026 Debt Activity—In January 2026, we extended the maturity of our $161.8 million term loan from January 2026 to January 2027.
In February 2026, we issued $350 million of 4.750% senior notes due 2033 at an issue price of 99.920% in an underwritten offering. The offering resulted in gross proceeds of $346.5 million, which were used to fully repay two term loans that were set to mature in January 2027 for $158 million and $165 million, respectively, with the remaining balance of $23.5 million used to pay down our revolving credit facility.
The 2026 senior notes are fully and unconditionally guaranteed by us.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of March 31, 2026 and December 31, 2025 is summarized below (in thousands):

	March 31, 2026	December 31, 2025
As to interest rate(1):
Fixed-rate debt	$2,374,881	$2,025,395
Variable-rate debt	142,750	376,750
Total	$2,517,631	$2,402,145
As to collateralization:
Unsecured debt	$2,092,750	$1,976,750
Secured debt	424,881	425,395
Total	$2,517,631	$2,402,145
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of March 31, 2026, $200 million in variable-rate debt was hedged to a fixed rate until September 1, 2026 (see Notes 7 and 12).

Pursuant to the terms of our credit agreements, we are subject to, among other things, the maintenance of various financial covenants. We were in compliance with these covenants as of March 31, 2026.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	11

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $0.2 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Count	1	1
Notional amount	$200,000	$200,000
Fixed SOFR	3.4%	3.4%
Maturity date	2026	2026
Weighted-average term (in years)	0.4	0.7
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Amount of gain (loss) recognized in Other Comprehensive Income	$222	$(473)
Amount of gain reclassified from AOCI into Interest Expense, Net	(158)	(1,294)
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of March 31, 2026, there were no derivatives with a fair value in a net liability position, which would include accrued interest but exclude any adjustment for nonperformance risk related to these agreements.

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

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	12

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
As of March 31, 2026, we had three letters of credit outstanding totaling approximately $31.1 million to provide security for our obligations under Silver Rock’s insurance and reinsurance contracts.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of our Board of Directors (the “Board”). Our charter does not provide for cumulative voting in the election of directors.
At-the-Market Offering (“ATM”)—In February 2024, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. We issued no shares of our common stock under this ATM program during the three months ended March 31, 2026 and the year ended December 31, 2025. As of March 31, 2026, approximately $177 million of common stock remained available for issuance under the ATM program.
Distributions—For each month beginning January 2026 through March 2026, we declared and paid monthly distributions of $0.1083 per common share and Operating Partnership unit (“OP unit”). Distributions paid to stockholders and OP unit holders of record subsequent to March 31, 2026 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
March	3/16/2026	4/1/2026	$0.1083	$15,000
Convertible Noncontrolling Interests—As of March 31, 2026 and December 31, 2025, we had approximately 12.7 million outstanding non-voting OP units. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of March 31, 2026 and December 31, 2025 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
The table below is a summary of our OP unit activity for the three months ended March 31, 2026 and 2025 (dollars and shares in thousands):

	Three Months Ended March 31,
	2026	2025
OP units converted into shares of common stock(1)	114	226
Distributions declared on OP units(2)	$3,893	$4,051
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

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	13

The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to stockholders - basic	$30,378	$26,309
Net income attributable to convertible OP units(1)	2,864	2,584
Net income - diluted	$33,242	$28,893
Denominator:
Weighted-average shares - basic	125,899	125,246
OP units(1)	12,703	13,045
Dilutive restricted stock awards(2)	375	349
Adjusted weighted-average shares - diluted	138,977	138,640
Earnings per common share:
Basic and diluted income per share	$0.24	$0.21
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
(2)For the three months ended March 31, 2026, our diluted adjusted weighted-average share count excluded the impact of approximately 78,000 shares related to certain performance-based awards that are earned based on the achievement of specified performance metrics, which were anti-dilutive to the weighted-average share count based on the performance measurement at March 31, 2026.

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

	Three Months Ended March 31,
	2026	2025
Recurring fees(1)	$1,330	$1,152
Transactional revenue and reimbursements(2)	869	609
Insurance premiums(3)	1,246	1,022
Total fees and management income	$3,445	$2,783
(1)Recurring fees include asset management fees and property management fees.
(2)Transactional revenue includes items such as leasing commissions and construction management fees.
(3)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers and board members, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of March 31, 2026, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $113.3 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	14

Other Related Party Matters— As of March 31, 2026, we were the limited guarantor of $173.8 million, $102.7 million, and $31.7 million in mortgage loans secured by properties owned by GRP I, NRV, and NGCF, respectively. Our guaranties for the GRP I, NRV, and NGCF debt are limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to agreements with each of GRP I, NRV, and NGCF, as applicable, in which any potential liability under such guaranties will be apportioned between us and GRP I, NRV, and NGCF based on our respective ownership percentages in the joint ventures. We had no liability recorded on our consolidated balance sheets for the guaranties as of March 31, 2026 and December 31, 2025.

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
The following is a summary of borrowings as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Recorded Principal Balance(1)	Fair Value	Recorded Principal Balance(1)	Fair Value
Revolving credit facility	$181,000	$182,308	$92,000	$92,445
Term loans	161,657	162,491	483,415	485,508
Senior unsecured notes due 2031	345,346	310,454	345,157	313,817
Senior unsecured notes due 2032	346,638	351,964	346,529	357,868
Senior unsecured notes due 2033	346,538	341,467	—	—
Senior unsecured notes due 2034	342,732	359,863	342,564	366,377
Senior unsecured notes due 2035	342,288	339,087	342,117	345,356
Secured portfolio loan facilities	393,166	371,954	393,012	370,922
Mortgages(2)	30,000	29,063	30,534	29,621
Total	$2,489,365	$2,448,651	$2,375,328	$2,361,914
(1)As of March 31, 2026 and December 31, 2025, respectively, recorded principal balances include: (i) net deferred financing fees of $2.0 million and $3.4 million; (ii) assumed market debt adjustments of $0.2 million and $0.3 million; and (iii) notes payable discounts of $26.5 million and $23.6 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities and interest rate swaps are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the three months ended March 31, 2026 and the year ended December 31, 2025 were as follows (in thousands):

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities(1)	$15,327	$—	$—	$16,355	$—	$—
Derivative assets(1)(2)	—	248	—	—	177	—
(1)We record marketable securities and derivative assets in Other Assets, Net on our consolidated balance sheets.
(2)The fair values of the derivative assets exclude associated accrued interest receivable of $0.1 million as of March 31, 2026 and December 31, 2025.
Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	15

Derivative Instruments—As of March 31, 2026 and December 31, 2025, we had an interest rate swap that fixed SOFR on portions of our unsecured term loan and revolving credit facilities.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2026 and December 31, 2025, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. There were no impairment charges recorded during the three months ended March 31, 2026 and 2025.
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
Our Real Estate Properties segment derives a majority of its revenue from the lease contracts it enters into as a lessor, which are all in the form of operating leases. Further, our lease contracts typically provide for reimbursements from tenants for common area maintenance, insurance, and real estate tax expense. No single tenant comprised 10% or more of our aggregate ABR for the three months ended March 31, 2026 and 2025.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	16

Our CODM is Mr. Edison, our Chairman and Chief Executive Officer. Our CODM assesses performance, makes decisions, and allocates operating and capital resources of the Real Estate Properties segment by utilizing net income (loss) on a consolidated basis. Our CODM evaluates net income (loss) by monitoring budget versus actual as well as variance analysis to prior periods to analyze the performance of the segment. Information about the net income (loss) of the Real Estate Properties segment that is regularly reviewed by our CODM, including revenue and significant expenses, was as follows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental income	$186,281	$174,183
Fees and management income	3,445	2,783
Other property income	1,015	1,345
Total revenues	190,741	178,311
Operating Expenses:
Property operating(1)	32,990	29,936
Real estate taxes	22,067	21,079
Employee-related expenses	8,049	8,457
Other general and administrative expenses(2)	3,894	3,629
Depreciation and amortization	65,531	65,274
Total operating expenses	132,531	128,375
Other:
Interest expense, net(3)	(29,772)	(25,672)
Gain on disposal of property, net	6,817	5,609
Other expense, net	(2,013)	(980)
Net income	33,242	28,893
Net income attributable to noncontrolling interests	(2,864)	(2,584)
Net income attributable to stockholders	$30,378	$26,309
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

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto and the more detailed information contained in our 2025 Annual Report on Form 10-K, filed with the SEC on February 10, 2026. All references to “Notes” throughout this document refer to the footnotes to the consolidated financial statements in “Item 1. Financial Statements”. See also “Cautionary Note Regarding Forward-Looking Statements” below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q of Phillips Edison & Company, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and the Exchange Act, the “Acts”). These forward-looking statements are based on current expectations, estimates, and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, management of our company and involve uncertainties that could significantly affect our financial results. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “seek,” “objective,” “goal,” “strategy,” “plan,” “focus,” “priority,” “should,” “could,” “potential,” “possible,” “look forward,” “optimistic”, “commit,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. Such statements include, but are not limited to: (a) statements about our plans, strategies, initiatives, and prospects; (b) statements about our underwritten incremental yields; and (c) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) competition from other available shopping centers and the attractiveness of properties in our portfolio to our tenants; (v) the financial stability of our tenants, including, without limitation, their ability to pay rent; (vi) our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due; (vii) increases in our borrowing costs as a result of changes in interest rates and other factors; (viii) potential liability for environmental matters; (ix) damage to our properties from catastrophic weather and other natural events, and the physical effects of climate change; (x) our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax, and other considerations; (xi) changes in tax, real estate, environmental, and zoning laws; (xii) information technology security breaches; (xiii) our corporate responsibility initiatives; (xiv) loss of key executives; (xv) the concentration of our portfolio in a limited number of industries, geographies, or investments; (xvi) the economic, political, and social impact of, and uncertainty relating to, pandemics or other health crises; (xvii) our ability to re-lease our properties on the same or better terms, or at all, in the event of non-renewal or in the event we exercise our right to replace an existing tenant; (xviii) the loss or bankruptcy of our tenants; (xix) to the extent we are seeking to dispose of properties, our ability to do so at attractive prices or at all; and (xx) the impact of heightened geopolitical instability, international conflicts, tariffs, and global trade disruptions on us, our tenants, and consumers, including the impact on inflation, supply chains, and consumer sentiment. Additional important factors that could cause actual results to differ are described in the filings made from time to time by the Company with the SEC and include the risk factors and other risks and uncertainties described in our 2025 Annual Report on Form 10-K, filed with the SEC on February 10, 2026, as updated from time to time in our periodic and/or current reports filed with the SEC, which are accessible on the SEC’s website at www.sec.gov. Therefore, such statements are not intended to be a guarantee of our performance in future periods.

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

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	18

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

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	19

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
•NOI—We calculate NOI as total operating revenues, adjusted to exclude non-cash revenue items and lease buyout income, less property operating expenses and real estate taxes. NOI provides insight about our financial and operating performance because it provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income (loss).
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
As of March 31, 2026, we owned equity interests in 326 shopping centers, including 299 wholly-owned shopping centers and 27 shopping centers owned through three unconsolidated joint ventures, which comprised approximately 36.9 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to the Managed Funds.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of March 31, 2026 and 2025 (dollars and square feet in thousands):

	March 31, 2026	March 31, 2025
Number of properties	299	298
Number of states	31	31
Total square feet	33,669	33,512
ABR	$548,490	$518,115
% ABR from omni-channel grocery-anchored shopping centers	94.3%	95.3%
% ABR from necessity-based goods and services	74.3%	70.6%
Leased occupancy %:
Total portfolio spaces	97.1%	97.1%
Anchor spaces	98.4%	98.4%
Inline spaces	95.0%	94.6%
Average remaining lease term (in years)(1)	4.6	4.5
(1)The average remaining lease term in years excludes future options to extend the term of the lease.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	20

The following table details information for our unconsolidated joint ventures as of March 31, 2026, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	March 31, 2026
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
GRP I	14%	20	$33,917	2,221
NRV	20%	4	12,845	744
NGCF	31%	3	4,315	225
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations for our over 3,500 unique Neighbors, excluding our Neighbors who are occupying space on a temporary basis, after March 31, 2026 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures:

$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$4.2
$31.0
$67.2
$86.5
$87.5
$83.0
$63.7
$27.5
$22.1
$24.6
$23.1
$36.8
MTM (106)
2026 (516)
2027 (909)
2028 (965)
2029 (939)
2030 (834)
2031 (598)
2032 (268)
2033 (237)
2034 (224)
2035 (228)
2036+ (265)
Expiration Year /(Number of Leases Expiring)
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
See “Results of Operations - Leasing Activity” below for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	21

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, by Neighbor type as of March 31, 2026:

Leased Square Feet by Neighbor Type

National & Regional: 38.5%
Grocery: 44.6%
Local: 16.9%

ABR
by Neighbor Type
National & Regional: 46.3%
Grocery: 27.7%
Local: 26.0%

The following charts present the composition of our portfolio by Neighbor industry as of March 31, 2026:

Leased Square Feet by Neighbor Industry

Grocery: 44.6%
Retail Stores: 22.4%
Services: 21.6%
Restaurant: 11.4%

ABR
by Neighbor Industry
Retail Stores: 21.0%
Services: 30.7%
Restaurant: 20.6%
Grocery: 27.7%

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	22

NECESSITY-BASED GOODS AND SERVICES—We define “necessity-based goods and services” as goods and services that are indispensable, necessary, or common for day-to-day living, or that tend to be inelastic (i.e., those for which the demand does not change based on a consumer’s income level). We estimate that approximately 74% of our ABR, including the pro rata portion attributable to properties owned through our unconsolidated joint ventures, is generated from Neighbors providing necessity-based goods and services.
TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, as of March 31, 2026 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$28,409	5.1%	3,475	10.5%	63
Publix	27,838	5.0%	2,530	7.6%	62
Albertsons	19,088	3.4%	1,683	5.1%	30
Ahold Delhaize	17,215	3.1%	1,184	3.6%	22
Walmart	8,483	1.5%	1,733	5.2%	12
TJX Companies	7,517	1.3%	605	1.8%	21
Giant Eagle	7,437	1.3%	759	2.3%	10
Sprouts Farmers Market	6,725	1.2%	411	1.2%	14
Raley's	4,708	0.8%	288	0.9%	5
Dollar Tree	4,521	0.8%	399	1.2%	39
Planet Fitness	3,951	0.7%	315	0.9%	16
Starbucks Corporation	3,912	0.7%	82	0.2%	42
Big Y	3,540	0.6%	167	0.5%	3
UNFI (SuperValu)	3,500	0.6%	336	1.0%	5
United Parcel Service	3,204	0.6%	105	0.3%	84
Subway Group	3,015	0.6%	96	0.3%	66
Pet Supplies Plus	3,014	0.5%	185	0.6%	24
Great Clips	2,863	0.5%	94	0.3%	83
Trader Joe's	2,860	0.5%	122	0.4%	9
H&R Block	2,773	0.5%	99	0.3%	59
Total	$164,573	29.3%	14,668	44.2%	669
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, if a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES—We continue to operate in a resilient yet evolving retail real estate environment characterized by strong tenant demand, limited new supply, and sustained leasing momentum. Grocery-anchored shopping centers remain defensive, with healthy occupancy, stable foot traffic, and durable tenant performance; however, broader macroeconomic conditions continue to introduce uncertainty. Interest rate volatility may affect acquisition activity, redevelopment yields, and capital-market execution. Inflation has eased but remains uneven across categories, influencing operating expenses, construction costs, and retailer margins; in addition, energy and transportation costs may be volatile and could increase due to geopolitical instability, including international conflict. Regulatory and executive decisions regarding tariffs have created incremental uncertainty around sourcing and input costs for certain tenants, though to date we have observed minimal disruption to leasing activity or rent‑collection trends. Additionally, ongoing retailer rationalization, including periodic bankruptcy filings and strategic store closures, may create near-term downtime but also provide opportunities to re‑lease space at higher rents. Consumer behavior has remained broadly stable, supported by the essential-needs orientation of our centers; however, pressure on lower-income shoppers and any broader economic slowdown could impact retailer sales performance and, in turn, leasing decisions. We continue to monitor these trends, along with evolving insurance markets, property-tax environments, and regulatory developments, each of which could influence operating results, cash flows, or asset valuations in future periods.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	23

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three Months Ended March 31,		Favorable (Unfavorable) Change
(Dollars in thousands)	2026	2025	$	%(1)
Revenues:
Rental income	$186,281	$174,183	$12,098	6.9%
Fees and management income	3,445	2,783	662	23.8%
Other property income	1,015	1,345	(330)	(24.5)%
Total revenues	190,741	178,311	12,430	7.0%
Operating Expenses:
Property operating	32,990	29,936	(3,054)	(10.2)%
Real estate taxes	22,067	21,079	(988)	(4.7)%
General and administrative	11,943	12,086	143	1.2%
Depreciation and amortization	65,531	65,274	(257)	(0.4)%
Total operating expenses	132,531	128,375	(4,156)	(3.2)%
Other:
Interest expense, net	(29,772)	(25,672)	(4,100)	(16.0)%
Gain on disposal of property, net	6,817	5,609	1,208	21.5%
Other expense, net	(2,013)	(980)	(1,033)	(105.4)%
Net income	33,242	28,893	4,349	15.1%
Net income attributable to noncontrolling interests	(2,864)	(2,584)	(280)	(10.8)%
Net income attributable to stockholders	$30,378	$26,309	$4,069	15.5%
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 282 properties that were owned for the entirety of both calendar year periods being compared. We define our non-same-center portfolio as those properties that were not fully owned in both calendar year periods being compared owing primarily to real estate asset activity occurring after December 31, 2024, which includes eleven properties disposed of and 17 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended March 31, 2026 and 2025:
Rental Income increased $12.1 million primarily as follows:
•$6.4 million increase primarily related to our same-center portfolio as follows:
▪$3.7 million increase primarily due to a $0.52 increase in average minimum rent PSF and a 0.3% improvement in average occupancy;
▪$1.5 million increase primarily due to lease buyout income; and
▪$1.2 million increase primarily due to an increase in recoverable income attributed to an increase in common area maintenance spending.
•$5.7 million increase primarily related to our net acquisition activity.
Property Operating Expenses increased $3.1 million primarily as follows:
•$2.0 million increase from our same-center portfolio and corporate operating activities primarily due to higher compensation costs and an increase in utilities and common area maintenance spending; and
•$1.1 million increase primarily due to our net acquisition activity.
Real Estate Tax Expenses:
•The $1.0 million increase in real estate tax expenses is primarily due to our net acquisition activity.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	24

Interest Expense, Net:
•The $4.1 million increase was primarily due to increased debt outstanding and loss on extinguishment of debt in 2026. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Interest on senior notes	$17,183	$11,659
Interest on unsecured term loans, net	4,177	6,695
Interest on secured debt	3,627	4,055
Interest on revolving credit facility, net	1,957	1,261
Non-cash amortization and other	1,748	2,001
Loss on extinguishment or modification of debt and other, net	1,080	1
Interest expense, net	$29,772	$25,672

Weighted-average interest rate as of end of period	4.4%	4.4%
Weighted-average term (in years) as of end of period	5.7	5.3

Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Transaction and acquisition expenses	$(2,077)	$(1,322)
Federal, state, and local income tax expense	(242)	(146)
Equity in net income of unconsolidated investments	36	121
Other income	270	367
Other expense, net	$(2,013)	$(980)

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	25

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended March 31, 2026 and 2025(1):

	Total Deals		Inline Deals
	2026	2025	2026	2025
New leases:
Number of leases	78	78	76	71
Square footage (in thousands)	252	326	160	161
ABR (in thousands)	$6,121	$6,289	$5,159	$4,281
ABR PSF	$24.30	$19.30	$32.21	$26.64
Cost PSF of executing new leases	$32.16	$20.84	$42.69	$36.77
Number of comparable leases	31	35	30	33
Comparable rent spread	36.2%	28.1%	37.9%	27.5%
Weighted-average lease term (in years)	9.4	8.3	7.7	7.6
Renewals and options:
Number of leases	168	156	150	140
Square footage (in thousands)	1,322	1,216	332	329
ABR (in thousands)	$19,502	$18,000	$10,136	$10,069
ABR PSF (all leases)	$14.76	$14.80	$30.51	$30.64
ABR PSF prior to renewals (all leases)	$13.45	$13.39	$26.14	$25.85
Percentage increase in ABR PSF (comparable leases only)	9.7%	9.9%	16.7%	17.4%
Cost PSF of executing renewals and options	$1.10	$0.17	$0.77	$0.63
Number of comparable leases(2)	110	111	110	110
Comparable rent spread(2)	21.2%	20.8%	21.2%	21.7%
Weighted-average lease term (in years)	4.9	4.7	4.5	4.6
Portfolio retention rate	87.8%	91.4%	78.5%	78.6%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our same-center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three months ended March 31, 2026 and 2025, Same-Center NOI represents the NOI for the 282 properties that were wholly-owned for the entirety of both calendar year periods being compared.
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

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	26

The table below presents our Same-Center NOI (dollars in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Revenues:
Rental income(1)	$127,761	$124,044	$3,717
Tenant recovery income	41,568	40,339	1,229
Reserves for uncollectibility(2)	(986)	(1,206)	220
Other property income	976	1,223	(247)
Total revenues	169,319	164,400	4,919	3.0%
Operating expenses:
Property operating expenses	26,502	25,838	(664)
Real estate taxes	20,567	20,460	(107)
Total operating expenses	47,069	46,298	(771)	(1.7)%
Total Same-Center NOI	$122,250	$118,102	$4,148	3.5%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$33,242	$28,893
Adjusted to exclude:
Fees and management income	(3,445)	(2,783)
Straight-line rental income(1)	(2,883)	(2,675)
Net amortization of above- and below-market leases	(2,451)	(1,944)
Lease buyout income	(1,709)	(1,739)
General and administrative expenses	11,943	12,086
Depreciation and amortization	65,531	65,274
Interest expense, net	29,772	25,672
Gain on disposal of property, net	(6,817)	(5,609)
Other expense, net	2,013	980
Property operating expenses related to fees and management income	2,081	896
NOI for real estate investments	127,277	119,051
Less: Non-same-center NOI(2)	(5,027)	(949)
Total Same-Center NOI	$122,250	$118,102

Period-end Same-Center Leased Occupancy %	97.3%	97.2%
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

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	27

The following table presents our calculation of Nareit FFO and Core FFO (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$33,242	$28,893
Adjustments:
Depreciation and amortization of real estate assets	65,182	64,897
Gain on disposal of property, net	(6,817)	(5,609)
Adjustments related to unconsolidated joint ventures	1,315	867
Nareit FFO attributable to stockholders and OP unit holders	$92,922	$89,048
Calculation of Core FFO Attributable to Stockholders and OP Unit Holders
Nareit FFO attributable to stockholders and OP unit holders	$92,922	$89,048
Adjustments:
Depreciation and amortization of corporate assets	349	377
Transaction and acquisition expenses	2,077	1,322
Loss on extinguishment or modification of debt and other, net	1,080	1
Adjustments related to unconsolidated joint ventures	(25)	25
Core FFO attributable to stockholders and OP unit holders	$96,403	$90,773

Nareit FFO/Core FFO Attributable to Stockholders and OP Unit Holders per diluted share
Weighted-average shares of common stock outstanding - diluted	138,977	138,640
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.67	$0.64
Core FFO attributable to stockholders and OP unit holders per share - diluted	$0.69	$0.65

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	28

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
Calculation of EBITDAre
Net income	$33,242	$28,893	$122,968
Adjustments:
Depreciation and amortization	65,531	65,274	266,374
Interest expense, net	29,772	25,672	110,338
Gain on disposal of property, net	(6,817)	(5,609)	(38,790)
Federal, state, and local tax expense	242	146	1,307
Adjustments related to unconsolidated joint ventures	2,048	1,278	6,200
EBITDAre	$124,018	$115,654	$468,397
Calculation of Adjusted EBITDAre
EBITDAre	$124,018	$115,654	$468,397
Adjustments:
Transaction and acquisition expenses	2,077	1,322	5,523
Adjustments related to unconsolidated joint ventures	(21)	25	60
Realized performance income(1)	—	—	(30)
Adjusted EBITDAre	$126,074	$117,001	$473,950
(1)Realized performance income includes fees received related to the achievement of certain performance targets in our Necessity Retail Partners joint venture, which was dissolved in December 2025.

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
ATM Program—In February 2024, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. We issued no shares of our common stock under this ATM program during the three months

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	29

ended March 31, 2026 and the year ended December 31, 2025. As of March 31, 2026, approximately $177 million of common stock remained available for issuance under the ATM program.
DEBT—The following table summarizes information about our debt as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Total debt obligations, gross	$2,517,631	$2,402,145
Weighted-average interest rate	4.4%	4.5%
Weighted-average term (in years)	5.7	5.2

Revolving credit facility capacity(1)	$1,000,000	$1,000,000
Revolving credit facility availability(2)	787,881	881,771
(1)The revolving credit facility matures in January 2029, with options to extend the maturity for two additional six-month periods.
(2)Net of any outstanding balance and letters of credit.
In February 2026, we issued $350 million of 4.750% senior notes due 2033 at an issue price of 99.920% in an underwritten offering.
The 2026 senior notes are fully and unconditionally guaranteed by us.
Debt Obligation Guarantees—At March 31, 2026, the Operating Partnership had issued and outstanding its unsecured senior notes due 2031, 2032, 2033, 2034, and 2035, all issued under effective registration statements. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the unsecured senior notes due 2031, 2032, 2033, 2034, and 2035 are, and on any future debt securities of the Operating Partnership registered under an effective registration statement will be, fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding amounts in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	30

FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of March 31, 2026 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$2,572,401	$2,456,933
Less: Cash and cash equivalents	5,306	5,124
Total net debt	$2,567,095	$2,451,809

Enterprise value:
Net debt	$2,567,095	$2,451,809
Total equity market capitalization(1)(2)	5,190,640	4,926,872
Total enterprise value	$7,757,735	$7,378,681
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 138.7 million and 138.5 million diluted shares as of March 31, 2026 and December 31, 2025, respectively, and the closing market price per share of $37.42 and $35.57 as of March 31, 2026 and December 31, 2025, respectively.
(2)Fully diluted shares include common stock and OP units.
Pursuant to the terms of our credit agreements, we are subject to, among other things, the maintenance of various financial covenants. We were in compliance with these covenants as of March 31, 2026.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,567,095	$2,451,809
Adjusted EBITDAre - annualized(1)	483,023	473,950
Net debt to Adjusted EBITDAre - annualized	5.3x	5.2x

Net debt to total enterprise value:
Net debt	$2,567,095	$2,451,809
Total enterprise value	7,757,735	7,378,681
Net debt to total enterprise value	33.1%	33.2%
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

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	31

During the three months ended March 31, 2026 and 2025, we had gross capital spend of $26.5 million and $26.4 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (in thousands):

	Three Months Ended March 31,
	2026	2025
Capital expenditures for real estate:
Capital improvements	$3,260	$3,055
Tenant improvements	6,570	9,578
Development and redevelopment	13,988	11,749
Total capital expenditures for real estate	23,818	24,382
Corporate asset capital expenditures	705	458
Capitalized indirect costs(1)	1,889	1,440
Total capital spending activity(2)	$26,412	$26,280
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest and other external expenses.
(2)Amounts reported are net of insurance proceeds of $0.1 million for property damage claims for the three months ended March 31, 2026 and 2025.
We anticipate that obligations related to capital improvements, as well as development and redevelopment, in 2026 can be met with cash flows from operations, cash flows from dispositions, and/or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 9%-12%. Our current in process projects represent an estimated total investment of $74.4 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	32

REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our wholly-owned property acquisitions (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Number of properties acquired(1)	5	5
Number of outparcels and land for future development acquired(2)	1	—
Contract price	$125,502	$138,425
Total price of acquisitions(3)	126,427	139,107
(1)During the three months ended March 31, 2026, we acquired a property adjacent to one that was already wholly-owned. Therefore, the property was not an addition to our total property count.
(2)Outparcels acquired are adjacent to shopping centers that we own.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
Subsequent to March 31, 2026, we acquired three properties for $58.9 million.
REAL ESTATE DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table summarizes our real estate disposition activity for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Number of properties sold	2	1
Contract price	$22,250	$24,850
Proceeds from sale of real estate, net(1)(2)	20,947	6,466
Gain on disposal of property, net	6,817	5,609
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)During the three months ended March 31, 2025, one of our property sales included a seller financing component. We sold the property for $24.9 million and provided secured financing, receiving a note receivable of $17.4 million.
Subsequent to March 31, 2026, we sold one parcel of land for $6.7 million.
DISTRIBUTIONS—For each month beginning January 2026 through March 2026, we declared and paid monthly distributions of $0.1083 per common share and OP unit.
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	33

CASH FLOW ACTIVITIES—As of March 31, 2026, we had cash and cash equivalents and restricted cash of $22.4 million, a net cash decrease of $21.0 million during the three months ended March 31, 2026.
Below is a summary of our cash flow activity (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net cash provided by operating activities	$55,556	$60,542	$(4,986)	(8.2)%
Net cash used in investing activities	(127,845)	(163,556)	35,711	21.8%
Net cash provided by financing activities	51,336	102,218	(50,882)	(49.8)%

OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations—Most of our operating cash comes from rental and tenant recovery income received less property operating expenses, real estate taxes, and general and administrative costs paid. Property operations during the three months ended March 31, 2026 were positively impacted by a $4.1 million, or 3.5%, improvement in Same-Center NOI as compared to the same period in 2025. During the three months ended March 31, 2026, we had a net cash outlay of $36.4 million from changes in working capital as compared to a net cash outlay of $27.7 million during the same period in 2025. This change was primarily driven by the timing of interest payments resulting from our senior note issuances.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the three months ended March 31, 2026, our acquisitions resulted in a total cash outlay of $126.4 million, as compared to a total cash outlay of $139.1 million during the same period in 2025.
•Real estate dispositions—During the three months ended March 31, 2026, we sold two properties resulting in a net cash inflow of $20.9 million. During the three months ended March 31, 2025, we sold one property resulting in a net cash inflow of $6.5 million.
•Investment in unconsolidated joint ventures—During the three months ended March 31, 2026, we invested $0.9 million in our unconsolidated joint ventures, as compared to $3.5 million during the same period in 2025.
•Investment in marketable securities—During the three months ended March 31, 2026, we had proceeds, net of investments, of $0.8 million from marketable securities through our captive insurance company, as compared to $1.5 million of investments during the same period in 2025.
FINANCING ACTIVITIES—Our net cash provided by financing activities was primarily impacted by the following:
•Debt borrowings and payments—During the three months ended March 31, 2026 and 2025, we had $111.9 million and $159.6 million, respectively, in net borrowings primarily as a result of our net acquisition activity.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $3.2 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to an increase in our distribution rate.

CRITICAL ACCOUNTING ESTIMATES
“Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of our 2025 Annual Report on Form 10-K, filed with the SEC on February 10, 2026, contains a description of our critical accounting estimates, including those relating to the valuation of real estate assets and rental income. There have been no significant changes to our critical accounting estimates during 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2025 Annual Report on Form 10-K filed with the SEC on February 10, 2026.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	34

evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of March 31, 2026, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors and other risks and uncertainties as described in “Part I, Item 1A. Risk Factors” of our 2025 Annual Report on Form 10-K filed with the SEC on February 10, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
UNREGISTERED SALE OF SECURITIES—During the three months ended March 31, 2026, we issued an aggregate of approximately 114,000 shares of common stock in redemption of approximately 114,000 ownership units of Phillips Edison Grocery Center Operating Partnership I, L.P. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASES—We have a share repurchase program approved by our Board of Directors of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program. The table below summarizes repurchases of our common stock made during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
January 1, 2026 - January 31, 2026	—	$—	—	$250,000
February 1, 2026 - February 28, 2026(1)	1,649	37.25	—	250,000
March 1, 2026 - March 31, 2026(1)	26,647	39.28	—	250,000
(1)Represents common shares surrendered to us to satisfy statutory minimum tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	35

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1		Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended	Form 10-Q, filed May 5, 2022, Exhibit 3.1
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
4.1
Fifth Supplemental Indenture, dated as of February 26, 2026, by and among Phillips Edison Grocery Center Operating Partnership I, L.P., as issuer, Phillips Edison & Company, Inc., as guarantor, and U.S. Bank Trust Company National Association, as trustee.
Form 8-K, filed February 26, 2026, Exhibit 4.2
10.1	*	Form of Performance LTIP Unit Award Agreement (2026)***
22.1	*	List of Issuers of Guaranteed Securities
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith
**Furnished herewith
***Compensatory Plan

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: April 24, 2026	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2026	By:	/s/ John P. Caulfield
John P. Caulfield
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY MARCH 31, 2026 FORM 10-Q	37