Form 10-Q
period 2026-06-30
Phillips Edison & Company, Inc.
filed 2026-07-24
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 128.7 million shares of the registrant’s common stock, $0.01 par value per share, outstanding as of July 17, 2026.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2026 AND DECEMBER 31, 2025
(Condensed and Unaudited)
(In thousands, except per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Investment in real estate:
Land and improvements	$1,997,878	$1,963,735
Building and improvements	4,437,900	4,305,174
In-place lease assets	549,076	538,324
Above-market lease assets	78,645	77,551
Total investment in real estate assets	7,063,499	6,884,784
Accumulated depreciation and amortization	(2,020,828)	(1,957,569)
Net investment in real estate assets	5,042,671	4,927,215
Investment in unconsolidated joint ventures	47,675	42,561
Total investment in real estate assets, net	5,090,346	4,969,776
Cash and cash equivalents	7,132	3,544
Restricted cash	22,824	39,768
Goodwill	29,066	29,066
Other assets, net	256,157	244,284
Real estate investments and other assets held for sale	39,388	—
Total assets	$5,444,913	$5,286,438

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,450,755	$2,375,328
Below-market lease liabilities, net	134,020	118,356
Accounts payable and other liabilities	155,303	180,332
Deferred income	35,585	23,044
Liabilities of real estate investments held for sale	1,095	—
Total liabilities	2,776,758	2,697,060
Commitments and contingencies (see Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 128,425 and 125,788 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,284	1,258
Additional paid-in capital (“APIC”)	3,762,738	3,664,205
Accumulated other comprehensive income (“AOCI”)	286	358
Accumulated deficit	(1,390,016)	(1,379,252)
Total stockholders’ equity	2,374,292	2,286,569
Noncontrolling interests	293,863	302,809
Total equity	2,668,155	2,589,378
Total liabilities and equity	$5,444,913	$5,286,438

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$184,451	$173,467	$370,732	$347,650
Fees and management income	4,054	3,316	7,499	6,099
Other property income	1,114	970	2,129	2,315
Total revenues	189,619	177,753	380,360	356,064
Operating Expenses:
Property operating	32,083	29,322	65,073	59,258
Real estate taxes	22,513	21,279	44,580	42,358
General and administrative	13,575	12,922	25,518	25,008
Depreciation and amortization	66,840	71,203	132,371	136,477
Total operating expenses	135,011	134,726	267,542	263,101
Other:
Interest expense, net	(29,394)	(27,719)	(59,166)	(53,391)
Gain (loss) on disposal of property, net	19,390	(66)	26,207	5,543
Other income (expense), net	650	(990)	(1,363)	(1,970)
Net income	45,254	14,252	78,496	43,145
Net income attributable to noncontrolling interests	(4,137)	(1,468)	(7,001)	(4,052)
Net income attributable to stockholders	$41,117	$12,784	$71,495	$39,093
Earnings per share of common stock:
Net income per share attributable to stockholders - basic (see Note 10)	$0.33	$0.10	$0.57	$0.31
Net income per share attributable to stockholders - diluted (see Note 10)	$0.33	$0.10	$0.56	$0.31

Comprehensive income:
Net income	$45,254	$14,252	$78,496	$43,145
Other comprehensive loss:
Change in unrealized value on interest rate swaps	(145)	(795)	(81)	(2,562)
Comprehensive income	45,109	13,457	78,415	40,583
Net income attributable to noncontrolling interests	(4,137)	(1,468)	(7,001)	(4,052)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	14	75	8	242
Reallocation of comprehensive income upon conversion of noncontrolling interests	1	3	1	4
Comprehensive income attributable to stockholders	$40,987	$12,067	$71,423	$36,777

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2026 and 2025
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at April 1, 2025	125,407	$1,254	$3,652,286	$2,706	$(1,344,819)	$2,311,427	$309,148	$2,620,575
Change in unrealized value on interest rate swaps	—	—	—	(720)	—	(720)	(75)	(795)
Common distributions declared, $0.3075 per share	—	—	—	—	(38,793)	(38,793)	—	(38,793)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,176)	(4,176)
Share-based compensation	24	—	1,187	—	—	1,187	1,972	3,159
Conversion of noncontrolling interests	180	2	4,249	3	—	4,254	(4,254)	—
Net income	—	—	—	—	12,784	12,784	1,468	14,252
Balance at June 30, 2025	125,611	$1,256	$3,657,722	$1,989	$(1,370,828)	$2,290,139	$304,083	$2,594,222

Balance at April 1, 2026	125,966	$1,259	$3,667,019	$416	$(1,389,918)	$2,278,776	$301,189	$2,579,965
Issuance of common stock	2,049	20	86,125	—	—	86,145	—	86,145
Offering costs, discounts, and commissions	—	—	(1,088)	—	—	(1,088)	—	(1,088)
Change in unrealized value on interest rate swaps	—	—	—	(131)	—	(131)	(14)	(145)
Common distributions declared, $0.3249 per share	—	—	—	—	(41,215)	(41,215)	—	(41,215)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,329)	(4,329)
Share-based compensation	20	1	1,393	—	—	1,394	2,174	3,568
Conversion of noncontrolling interests	390	4	9,289	1	—	9,294	(9,294)	—
Net income	—	—	—	—	41,117	41,117	4,137	45,254
Balance at June 30, 2026	128,425	$1,284	$3,762,738	$286	$(1,390,016)	$2,374,292	$293,863	$2,668,155

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30, 2026 and 2025
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2025	125,120	$1,251	$3,646,801	$4,305	$(1,332,435)	$2,319,922	$314,063	$2,633,985
Change in unrealized value on interest rate swaps	—	—	—	(2,320)	—	(2,320)	(242)	(2,562)
Common distributions declared, $0.615 per share	—	—	—	—	(77,486)	(77,486)	—	(77,486)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,227)	(8,227)
Share-based compensation	85	1	1,281	—	—	1,282	4,085	5,367
Conversion of noncontrolling interests	406	4	9,640	4	—	9,648	(9,648)	—
Net income	—	—	—	—	39,093	39,093	4,052	43,145
Balance at June 30, 2025	125,611	$1,256	$3,657,722	$1,989	$(1,370,828)	$2,290,139	$304,083	$2,594,222

Balance at January 1, 2026	125,788	$1,258	$3,664,205	$358	$(1,379,252)	$2,286,569	$302,809	$2,589,378
Issuance of common stock	2,049	20	86,125	—	—	86,145	—	86,145
Offering costs, discounts, and commissions	—	—	(1,088)	—	—	(1,088)	—	(1,088)
Change in unrealized value on interest rate swaps	—	—	—	(73)	—	(73)	(8)	(81)
Common distributions declared, $0.6498 per share	—	—	—	—	(82,259)	(82,259)	—	(82,259)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,222)	(8,222)
Share-based compensation	84	1	1,521	—	—	1,522	4,264	5,786
Conversion of noncontrolling interests	504	5	11,975	1	—	11,981	(11,981)	—
Net income	—	—	—	—	71,495	71,495	7,001	78,496
Balance at June 30, 2026	128,425	$1,284	$3,762,738	$286	$(1,390,016)	$2,374,292	$293,863	$2,668,155

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Condensed and Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,496	$43,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	131,653	135,703
Depreciation and amortization of corporate assets	718	774
Net amortization of above- and below-market leases	(5,083)	(4,072)
Amortization of deferred financing expenses	1,706	2,416
Amortization of debt and derivative adjustments	1,349	1,252
Loss on extinguishment or modification of debt, net	1,080	1
Gain on disposal of property, net	(26,207)	(5,543)
Straight-line rent, net	(6,135)	(4,947)
Share-based compensation	5,786	5,367
Return on investment in unconsolidated joint ventures	347	361
Other	(464)	(396)
Changes in operating assets and liabilities:
Other assets, net	(15,068)	(11,571)
Accounts payable and other liabilities	5,404	(5,828)
Net cash provided by operating activities	173,582	156,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions, net	(268,389)	(268,108)
Capital expenditures	(50,471)	(59,356)
Proceeds from sale of real estate, net	83,380	6,438
Proceeds from secured loan receivable	3,775	—
Investment in unconsolidated joint ventures	(6,079)	(3,550)
Return of investment in unconsolidated joint ventures	786	1,334
Investment in marketable securities	(1,329)	(6,002)
Proceeds from sale of marketable securities	963	—
Insurance proceeds for property damage claims	801	122
Net cash used in investing activities	(236,563)	(329,122)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	84,183	—
Payment of offering costs	(1,068)	—
Proceeds from revolving credit facility	333,000	488,000
Payments on revolving credit facility	(283,000)	(517,000)
Proceeds from notes and loans payable, net	346,500	346,164
Payments on mortgages and loans payable	(324,155)	(44,039)
Distributions paid	(95,892)	(90,312)
Distributions to noncontrolling interests	(9,943)	(9,826)
Net cash provided by financing activities	49,625	172,987
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(13,356)	527
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	43,312	8,649
End of period	$29,956	$9,176

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$7,132	$5,591
Restricted cash	22,824	3,585
Cash, cash equivalents, and restricted cash at end of period	$29,956	$9,176

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Condensed and Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$55,089	$50,717
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	—	1,091
Secured loan receivable	—	17,395
Accrued capital expenditures	11,655	8,252
Change in distributions payable	(13,633)	(12,826)
Change in distributions payable - noncontrolling interests	(1,721)	(1,599)
Receivable for issuance of common stock, net	1,942	—

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	7

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
We are a real estate investment trust (“REIT”) that invests primarily in grocery-anchored neighborhood and community shopping centers that have a mix of creditworthy national, regional, and local retailers that sell necessity-based goods and services in strong demographic markets throughout the United States. In addition to managing our own shopping centers, our third-party investment management business provides comprehensive real estate and asset management services to three unconsolidated institutional joint ventures, in which we have partial ownership interests, and one private fund (collectively, the “Managed Funds”).
As of June 30, 2026, we wholly-owned 302 real estate properties. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), which owned 20 properties, a 20% interest in Necessity Retail Venture LLC (“NRV”), which owned five properties (one of which was acquired in 2026), and a 31% interest in Neighborhood Grocery Catalyst Fund LLC (“NGCF”), which owned three properties.

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
There were no changes to our significant accounting policies during the six months ended June 30, 2026. For a full summary of our significant accounting policies, refer to our 2025 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 10, 2026.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2025, which are included in our 2025 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the full year.
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
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized federal, state, and local income tax expense of $0.2 million for each of the three months ended June 30, 2026 and 2025 and $0.5 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. All income tax amounts are included in Other Income (Expense), Net on our consolidated statements of operations and comprehensive income (“consolidated statements of operations”).
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
Recently Issued or Adopted Accounting Pronouncements—There were no recently issued or adopted accounting pronouncements during the six months ended June 30, 2026 that impacted the Company.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	8

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental income related to fixed lease payments(1)	$138,222	$130,485	$274,491	$258,020
Rental income related to variable lease payments(1)(2)	41,887	40,131	86,220	81,852
Straight-line rent amortization(3)	2,989	2,017	5,720	4,531
Amortization of lease assets	2,582	2,101	4,972	4,002
Lease buyout income	84	179	1,793	1,918
Adjustments for collectibility(4)	(1,313)	(1,446)	(2,464)	(2,673)
Total rental income	$184,451	$173,467	$370,732	$347,650
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
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of June 30, 2026, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, were as follows (in thousands):

Year	Amount
Remaining 2026	$266,888
2027	528,101
2028	457,345
2029	374,045
2030	287,070
Thereafter	789,202
Total	$2,702,651
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of June 30, 2026. As of June 30, 2026, our wholly-owned real estate investments in Florida, California, and Texas represented 11.8%, 11.3%, and 10.2% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse natural or economic events in the Florida, California, and Texas real estate markets.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	9

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Number of properties acquired(1)	10	10
Number of outparcels and land for future development acquired(2)	1	—
Contract price	$266,902	$266,445
Total price of acquisitions(3)	268,389	268,108
(1)During the six months ended June 30, 2026, we acquired a property adjacent to one that was already wholly-owned. Therefore, the property was not an addition to our total property count.
(2)Outparcels acquired are adjacent to shopping centers that we own.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
The aggregate purchase price of the assets acquired during the six months ended June 30, 2026 and 2025 was allocated as follows (in thousands):

	June 30, 2026	June 30, 2025
ASSETS
Land and improvements	$72,286	$81,522
Building and improvements	192,453	172,088
In-place lease assets	24,322	24,282
Above-market lease assets	2,914	2,021
Total assets	291,975	279,913

LIABILITIES
Below-market lease liabilities	23,586	11,805
Total liabilities	23,586	11,805

Net assets acquired	$268,389	$268,108
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the six months ended June 30, 2026 and 2025 were as follows (in years):

	June 30, 2026	June 30, 2025
Acquired in-place leases	10	7
Acquired above-market leases	8	9
Acquired below-market leases	21	13

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	10

Property Dispositions—The following table summarizes our real estate disposition activity for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Number of properties sold	4	1
Number of outparcels sold	1	—
Contract price	$86,860	$24,850
Proceeds from sale of real estate, net(1)(2)	83,380	6,438
Gain on disposal of property, net	26,207	5,543
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)In January 2025, we sold a property for $24.9 million and provided secured financing, receiving a note receivable of $17.4 million.
Properties Held for Sale—As of June 30, 2026, four properties were classified as held for sale. As of December 31, 2025, there were no properties classified as held for sale. A property classified as held for sale is under contract to sell, with no substantive contingencies, and the prospective buyer has significant funds at risk. Subsequent to June 30, 2026, we sold three of the properties that were classified as held for sale for $39.7 million. A summary of assets and liabilities for the properties classified as held for sale as of June 30, 2026 is below (in thousands):

June 30, 2026
ASSETS
Total investment in real estate assets, net	$37,741
Other assets, net	1,647
Total assets	$39,388
LIABILITIES
Accounts payable and other liabilities	$1,095
Total liabilities	$1,095

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	11

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Other assets, net:
Deferred leasing commissions and costs	$62,757	$61,479
Deferred financing expenses(1)	16,296	16,308
Office equipment, including capital lease assets, and other	31,491	30,062
Corporate intangible assets	6,703	6,703
Total depreciable and amortizable assets	117,247	114,552
Accumulated depreciation and amortization	(60,891)	(59,326)
Net depreciable and amortizable assets	56,356	55,226
Accounts receivable, net(2)	59,755	52,032
Accounts receivable - affiliates	1,886	1,525
Secured loan receivable(3)	13,620	17,395
Deferred rent receivable, net(4)	84,809	80,669
Derivative assets	110	177
Prepaid expenses and other	15,573	14,029
Investment in third parties	6,883	6,876
Investment in marketable securities	17,165	16,355
Total other assets, net	$256,157	$244,284
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $3.7 million and $2.6 million of general reserves for uncollectible amounts as of June 30, 2026 and December 31, 2025, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $5.7 million and $6.5 million as of June 30, 2026 and December 31, 2025, respectively.
(3)Secured loan receivable relates to financing provided for the sale of a property. See Note 4.
(4)Net of $4.0 million and $4.3 million of receivables removed as of June 30, 2026 and December 31, 2025, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Interest Rate(1)	June 30, 2026	December 31, 2025
Revolving credit facility(2)	SOFR + 0.7%	$142,000	$92,000
Term loans(2)	4.459%	161,750	484,750
Senior unsecured notes due 2031	2.625%	350,000	350,000
Senior unsecured notes due 2032	5.250%	350,000	350,000
Senior unsecured notes due 2033	4.750%	350,000	—
Senior unsecured notes due 2034	5.750%	350,000	350,000
Senior unsecured notes due 2035	4.950%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	395,000	395,000
Mortgages	3.5% - 6.2%	28,973	29,915
Finance lease liability		388	480
Discount on notes payable		(25,710)	(23,633)
Assumed market debt adjustments, net		198	259
Deferred financing expenses, net		(1,844)	(3,443)
Total		$2,450,755	$2,375,328

Weighted-average interest rate(3)		4.4%	4.5%
(1)Interest rates are as of June 30, 2026.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	12

(2)Our revolving credit facility and term loans carry an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus a spread. While some of the rates are fixed through the use of swaps, a portion of this debt is not subject to a swap, and thus is still indexed to SOFR.
(3)Includes the effects of derivative financial instruments as of June 30, 2026 and December 31, 2025 (see Notes 7 and 12).
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
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of June 30, 2026 and December 31, 2025 is summarized below (in thousands):

	June 30, 2026	December 31, 2025
As to interest rate(1):
Fixed-rate debt	$2,374,361	$2,025,395
Variable-rate debt	103,750	376,750
Total	$2,478,111	$2,402,145
As to collateralization:
Unsecured debt	$2,053,750	$1,976,750
Secured debt	424,361	425,395
Total	$2,478,111	$2,402,145
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of June 30, 2026, $200 million in variable-rate debt was hedged to a fixed rate until September 1, 2026 (see Notes 7 and 12).

Pursuant to the terms of our credit agreements, we are subject to, among other things, the maintenance of various financial covenants. We were in compliance with these covenants as of June 30, 2026.

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives will be reclassified to Interest Expense, Net as interest payments are made on the variable-rate debt. During the next twelve months, we estimate that an additional $0.1 million will be reclassified from AOCI as a decrease to Interest Expense, Net.
The following is a summary of our interest rate swaps that were designated as cash flow hedges of interest rate risk as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Count	1	1
Notional amount	$200,000	$200,000
Fixed SOFR	3.4%	3.4%
Maturity date	2026	2026
Weighted-average term (in years)	0.2	0.7

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	13

The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amount of (loss) gain recognized in Other Comprehensive Income	$(7)	$502	$215	$29
Amount of gain reclassified from AOCI into Interest Expense, Net	(138)	(1,297)	(296)	(2,591)
Credit-risk-related Contingent Features—We have agreements with our derivative counterparties that contain provisions where, if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared to be in default on our derivative obligations. As of June 30, 2026, there were no derivatives with a fair value in a net liability position, which would include accrued interest but exclude any adjustment for nonperformance risk related to these agreements.

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
Letters of Credit—We have issued letters of credit in connection with the guaranty of payments for our obligations under Silver Rock’s insurance and reinsurance contracts as well as the guaranty of the completion of our development projects. As of June 30, 2026, these letters of credit outstanding aggregated $30.7 million.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of our Board of Directors (the “Board”). Our charter does not provide for cumulative voting in the election of directors.
At-the-Market Offering (“ATM”)—In February 2024, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three and six months ended June 30, 2026, we issued 2.0 million shares of our common stock at a gross weighted average price of $42.06 per share under this ATM program for net proceeds of $85.3 million, after approximately $0.9 million in commissions. At June 30, 2026, we had a receivable of $1.9 million for proceeds received subsequent to June 30, 2026 for shares issued during the three and six months ended June 30, 2026. We issued no shares of our common stock under this ATM program during the year ended December 31, 2025. As of June 30, 2026, approximately $91 million of common stock remained available for issuance under the ATM program.
Subsequent to June 30, 2026, we issued approximately 0.2 million additional shares of our common stock at a gross weighted average price of $42.20 per share under the ATM program for net proceeds of $6.4 million, after approximately $0.1 million in commissions.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	14

Distributions—For each month beginning January 2026 through June 2026, we declared and paid monthly distributions of $0.1083 per common share and Operating Partnership unit (“OP unit”). Distributions paid to stockholders and OP unit holders of record subsequent to June 30, 2026 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
June	6/15/2026	7/1/2026	$0.1083	$15,051
Convertible Noncontrolling Interests—As of June 30, 2026 and December 31, 2025, we had approximately 12.4 million and 12.7 million outstanding non-voting OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.
Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of June 30, 2026 and December 31, 2025 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
The table below is a summary of our OP unit activity for the three and six months ended June 30, 2026 and 2025 (dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OP units converted into shares of common stock(1)	390	180	504	406
Distributions declared on OP units(2)	$4,329	$4,176	$8,222	$8,227
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
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to stockholders - basic	$41,117	$12,784	$71,495	$39,093
Net income attributable to convertible OP units(1)	4,137	1,468	7,001	4,052
Net income - diluted	$45,254	$14,252	$78,496	$43,145
Denominator:
Weighted-average shares - basic	126,282	125,516	126,092	125,381
OP units(1)	12,623	12,865	12,662	12,968
Dilutive restricted stock awards(2)	288	529	379	580
Adjusted weighted-average shares - diluted	139,193	138,910	139,133	138,929
Earnings per common share:
Basic income per share	$0.33	$0.10	$0.57	$0.31
Diluted income per share	$0.33	$0.10	$0.56	$0.31
(1)OP units are convertible into common stock or cash, at the Operating Partnership’s option. Because OP units participate in earnings on the same basis as common stockholders, the incremental earnings attributable to the OP units included in the diluted EPS numerator are proportionate to the additional OP units included in the diluted EPS denominator. Accordingly, the OP units do not independently create dilution in earnings per share.
(2)For the three and six months ended June 30, 2026, our diluted adjusted weighted-average share count excluded the impact of approximately 132,000 and 128,000 shares, respectively, related to certain performance-based awards that are earned based on the

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	15

achievement of specified performance metrics, which were anti-dilutive to the weighted-average share count based on the performance measurement at June 30, 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recurring fees(1)	$1,422	$1,124	$2,752	$2,276
Transactional revenue and reimbursements(2)	1,209	765	2,078	1,374
Insurance premiums(3)	1,423	1,427	2,669	2,449
Total fees and management income	$4,054	$3,316	$7,499	$6,099
(1)Recurring fees include asset management fees and property management fees.
(2)Transactional revenue includes items such as leasing commissions and construction management fees.
(3)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers and board members, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of June 30, 2026, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $109.3 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters— As of June 30, 2026, we were the limited guarantor of $173.8 million, $102.7 million, and $31.7 million in mortgage loans secured by properties owned by GRP I, NRV, and NGCF, respectively. Our guaranties for the GRP I, NRV, and NGCF debt are limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to agreements with each of GRP I, NRV, and NGCF, as applicable, in which any potential liability under such guaranties will be apportioned between us and GRP I, NRV, and NGCF based on our respective ownership percentages in the joint ventures. We had no liability recorded on our consolidated balance sheets for the guaranties as of June 30, 2026 and December 31, 2025.
Additionally, as of June 30, 2026, we were the guarantor of a $27.5 million mortgage loan that matures in January 2029 secured by a property owned by NRV. Our guaranty for this debt is limited to being a recourse guarantor and an environmental indemnitor. We are also party to an agreement with NRV in which any potential liability under such guaranty will be apportioned between us based on our respective ownership percentages in the joint venture. We had no liability recorded on our consolidated balance sheets for this guaranty as of June 30, 2026.

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

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	16

to estimate the amounts required to be disclosed. We estimate the fair value of our senior unsecured notes by using quoted prices in active markets, which are considered Level 1 inputs.
The following is a summary of borrowings as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving credit facility	$142,000	$142,788	$92,000	$92,445
Term loans	161,685	162,630	483,415	485,508
Senior unsecured notes due 2031	345,535	311,675	345,157	313,817
Senior unsecured notes due 2032	346,750	353,875	346,529	357,868
Senior unsecured notes due 2033	346,641	343,105	—	—
Senior unsecured notes due 2034	342,902	361,823	342,564	366,377
Senior unsecured notes due 2035	342,462	342,528	342,117	345,356
Secured portfolio loan facilities	393,319	373,010	393,012	370,922
Mortgages(2)	29,461	28,596	30,534	29,621
Total	$2,450,755	$2,420,030	$2,375,328	$2,361,914
(1)As of June 30, 2026 and December 31, 2025, respectively, carrying amounts include principal balances and: (i) net deferred financing fees of $1.8 million and $3.4 million; (ii) assumed market debt adjustments of $0.2 million and $0.3 million; and (iii) notes payable discounts of $25.7 million and $23.6 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities and interest rate swap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the six months ended June 30, 2026 and the year ended December 31, 2025 were as follows (in thousands):

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities(1)	$17,165	$—	$—	$16,355	$—	$—
Derivative asset(1)	—	110	—	—	177	—
(1)We record marketable securities and derivative assets in Other Assets, Net on our consolidated balance sheets.
Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.
Derivative Instruments—As of June 30, 2026 and December 31, 2025, we had an interest rate swap that fixed SOFR on portions of our unsecured term loan and revolving credit facilities.
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
To comply with the provisions of ASC Topic 820, Fair Value Measurement, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guaranties.
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2026 and December 31, 2025, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. There were no impairment charges recorded during the three and six months ended June 30, 2026 and 2025.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	17

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
Our Real Estate Properties segment derives a majority of its revenue from the lease contracts it enters into as a lessor, which are all in the form of operating leases. Further, our lease contracts typically provide for reimbursements from tenants for common area maintenance, insurance, and real estate tax expense. No single tenant comprised 10% or more of our aggregate ABR for the three and six months ended June 30, 2026 and 2025.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	18

Our CODM is Mr. Edison, our Chairman and Chief Executive Officer. Our CODM assesses performance, makes decisions, and allocates operating and capital resources of the Real Estate Properties segment by utilizing net income (loss) on a consolidated basis. Our CODM evaluates net income (loss) by monitoring budget versus actual as well as variance analysis to prior periods to analyze the performance of the segment. Information about the net income (loss) of the Real Estate Properties segment that is regularly reviewed by our CODM, including revenue and significant expenses, was as follows for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$184,451	$173,467	$370,732	$347,650
Fees and management income	4,054	3,316	7,499	6,099
Other property income	1,114	970	2,129	2,315
Total revenues	189,619	177,753	380,360	356,064
Operating Expenses:
Property operating(1)	32,083	29,322	65,073	59,258
Real estate taxes	22,513	21,279	44,580	42,358
Employee-related expenses	8,751	8,177	16,800	16,634
Other general and administrative expenses(2)	4,824	4,745	8,718	8,374
Depreciation and amortization	66,840	71,203	132,371	136,477
Total operating expenses	135,011	134,726	267,542	263,101
Other:
Interest expense, net(3)	(29,394)	(27,719)	(59,166)	(53,391)
Gain (loss) on disposal of property, net	19,390	(66)	26,207	5,543
Other income (expense), net	650	(990)	(1,363)	(1,970)
Net income	45,254	14,252	78,496	43,145
Net income attributable to noncontrolling interests	(4,137)	(1,468)	(7,001)	(4,052)
Net income attributable to stockholders	$41,117	$12,784	$71,495	$39,093
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

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	19

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

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	20

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

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	21

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

OVERVIEW
We are a REIT and one of the nation’s largest owners and operators of grocery-anchored shopping centers. Our portfolio primarily consists of neighborhood centers anchored by the #1 or #2 grocer tenants by sales within their respective formats by trade area. Our Neighbors are a mix of national, regional, and local retailers that primarily provide necessity-based goods and services.
As of June 30, 2026, we owned equity interests in 330 shopping centers, including 302 wholly-owned shopping centers and 28 shopping centers owned through three unconsolidated joint ventures, which comprised approximately 37.4 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to the Managed Funds.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of June 30, 2026 and 2025 (dollars and square feet in thousands):

	June 30, 2026	June 30, 2025
Number of properties	302	303
Number of states	31	31
Total square feet	33,897	33,979
ABR	$560,422	$531,544
% ABR from grocery-anchored shopping centers	94.1%	95.1%
% ABR from necessity-based goods and services	74.5%	70.4%
Leased occupancy %:
Total portfolio spaces	97.3%	97.4%
Anchor spaces	98.4%	98.9%
Inline spaces	95.5%	94.8%
Average remaining lease term (in years)(1)	4.5	4.4
(1)The average remaining lease term in years excludes future options to extend the term of the lease.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	22

The following table details information for our unconsolidated joint ventures as of June 30, 2026, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	June 30, 2026
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
GRP I	14%	20	$34,538	2,224
NRV	20%	5	16,973	1,010
NGCF	31%	3	4,333	225
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations for our nearly 4,000 unique Neighbors, excluding our Neighbors who are occupying space on a temporary basis, after June 30, 2026 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures:

$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
8,000
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$4.2
$16.2
$65.0
$86.3
$90.7
$84.4
$77.4
$31.7
$23.0
$24.5
$23.2
$43.4
MTM (93)
2026 (297)
2027 (901)
2028 (963)
2029 (1,001)
2030 (850)
2031 (758)
2032 (306)
2033 (254)
2034 (220)
2035 (232)
2036+ (322)
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
See “Results of Operations - Leasing Activity” below for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	23

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, by Neighbor type as of June 30, 2026:

Leased Square Feet
by Neighbor Type
National &
Regional:
38.9%
Grocery:
44.3%
Local: 16.8%

ABR by Neighbor Type

National & Regional: 47.1%
Grocery: 27.3%
Local: 25.6%

The following charts present the composition of our portfolio by Neighbor industry as of June 30, 2026:

Leased Square Feet
by Neighbor Industry
Retail
Stores:
22.5%
Grocery: 44.3%
Services:
21.7%
Restaurant: 11.5%

ABR
by Neighbor Industry

Retail Stores: 20.9%
Services: 31.1%
Restaurant: 20.7%
Grocery: 27.3%

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	24

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
TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, as of June 30, 2026 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Kroger	$28,075	4.9%	3,430	10.2%	62
Publix	27,887	4.9%	2,532	7.5%	62
Albertsons	19,088	3.3%	1,683	5.0%	30
Ahold Delhaize	17,264	3.0%	1,184	3.5%	22
Walmart	8,483	1.5%	1,733	5.2%	12
TJX Companies	7,553	1.3%	610	1.8%	22
Giant Eagle	7,437	1.3%	759	2.3%	10
Sprouts Farmers Market	6,888	1.2%	417	1.2%	15
Dollar Tree	4,891	0.9%	422	1.3%	40
Raley's	4,708	0.8%	288	0.9%	5
UNFI (SuperValu)	4,469	0.8%	398	1.2%	6
Starbucks Corporation	4,217	0.7%	84	0.3%	42
Planet Fitness	3,954	0.7%	315	0.9%	16
Big Y	3,540	0.6%	167	0.5%	3
United Parcel Service	3,239	0.6%	106	0.3%	84
Pet Supplies Plus	3,079	0.5%	185	0.6%	24
Subway Group	3,036	0.5%	96	0.3%	66
H&R Block	3,005	0.5%	100	0.3%	60
Great Clips	2,961	0.5%	96	0.3%	84
Petco Animal Supplies	2,920	0.5%	159	0.5%	13
Total	$166,694	29.0%	14,764	44.1%	678
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

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	25

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Three Months Ended June 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2026	2025	$	%(1)
Revenues:
Rental income	$184,451	$173,467	$10,984	6.3%
Fees and management income	4,054	3,316	738	22.3%
Other property income	1,114	970	144	14.8%
Total revenues	189,619	177,753	11,866	6.7%
Operating Expenses:
Property operating	32,083	29,322	(2,761)	(9.4)%
Real estate taxes	22,513	21,279	(1,234)	(5.8)%
General and administrative	13,575	12,922	(653)	(5.1)%
Depreciation and amortization	66,840	71,203	4,363	6.1%
Total operating expenses	135,011	134,726	(285)	(0.2)%
Other:
Interest expense, net	(29,394)	(27,719)	(1,675)	(6.0)%
Gain (loss) on disposal of property, net	19,390	(66)	19,456	NM
Other income (expense), net	650	(990)	1,640	NM
Net income	45,254	14,252	31,002	NM
Net income attributable to noncontrolling interests	(4,137)	(1,468)	(2,669)	NM
Net income attributable to stockholders	$41,117	$12,784	$28,333	NM
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 280 properties that were owned for the entirety of both calendar year periods being compared. We define our non-same-center portfolio as those properties that were not fully owned in both calendar year periods being compared owing primarily to real estate asset activity occurring after December 31, 2024, which includes 13 properties disposed of and 22 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended June 30, 2026 and 2025:
Rental Income increased $11.0 million primarily as follows:
•$6.8 million increase primarily related to our same-center portfolio as follows:
▪$4.4 million increase primarily due to a $0.56 increase in average minimum rent PSF and a 0.3% improvement in average occupancy;
▪$1.2 million increase primarily due to the impact of straight-line rent adjustments;
▪$0.9 million increase primarily due to an increase in recoverable income attributed to an increase in real estate taxes and common area maintenance spending; and
•$4.2 million increase primarily related to our net acquisition activity.
Property Operating Expenses increased $2.8 million primarily as follows:
•$1.9 million increase from our same-center portfolio and corporate operating activities primarily due to higher compensation costs; and
•$0.9 million increase primarily due to our net acquisition activity.
Real Estate Tax Expenses:
•The $1.2 million increase in real estate tax expenses is primarily due to higher real estate tax assessments on the value of our portfolio.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	26

Depreciation and Amortization Expenses:
•The $4.4 million decrease in depreciation and amortization was primarily due to the prior year impact of our tear down and redevelopment of certain Publix locations, partially offset by our net acquisition activity.
Interest Expense, Net:
•The $1.7 million increase was primarily due to increased debt outstanding in 2026. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Interest on senior notes	$19,902	$12,374
Interest on unsecured term loans, net	1,753	6,838
Interest on secured debt	3,641	3,812
Interest on revolving credit facility, net	2,524	2,821
Non-cash amortization and other	1,574	1,874
Interest expense, net	$29,394	$27,719

Weighted-average interest rate as of end of period	4.4%	4.4%
Weighted-average term (in years) as of end of period	5.5	5.6
Gain (Loss) on Disposal of Property, Net:
•The $19.5 million increase in gain (loss) on disposal of property, net was due to the disposition of two properties and one parcel of land with a net gain of $19.4 million during the three months ended June 30, 2026. During the same period in 2025, we sold no properties but we recognized a minimal loss on disposal of property of $0.1 million due to miscellaneous write-off activity and expenses related to previous and future potential dispositions.

Other Income (Expense), Net:
•Other Income (Expense), Net was comprised of the following (in thousands):

	Three Months Ended June 30,
	2026	2025
Transaction and acquisition expenses	$(1,402)	$(1,789)
Federal, state, and local income tax expense	(242)	(234)
Equity in net income of unconsolidated investments	138	169
Investment income	1,145	864
Other income	1,011	—
Other income (expense), net	$650	$(990)

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	27

SUMMARY OF OPERATING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Six Months Ended June 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2026	2025	$	%(1)
Revenues:
Rental income	$370,732	$347,650	$23,082	6.6%
Fees and management income	7,499	6,099	1,400	23.0%
Other property income	2,129	2,315	(186)	(8.0)%
Total revenues	380,360	356,064	24,296	6.8%
Operating Expenses:
Property operating	65,073	59,258	(5,815)	(9.8)%
Real estate taxes	44,580	42,358	(2,222)	(5.2)%
General and administrative	25,518	25,008	(510)	(2.0)%
Depreciation and amortization	132,371	136,477	4,106	3.0%
Total operating expenses	267,542	263,101	(4,441)	(1.7)%
Other:
Interest expense, net	(59,166)	(53,391)	(5,775)	(10.8)%
Gain on disposal of property, net	26,207	5,543	20,664	NM
Other expense, net	(1,363)	(1,970)	607	30.8%
Net income	78,496	43,145	35,351	81.9%
Net income attributable to noncontrolling interests	(7,001)	(4,052)	(2,949)	(72.8)%
Net income attributable to stockholders	$71,495	$39,093	$32,402	82.9%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
For details surrounding our basis for analyzing significant fluctuations in our results of operations as well as definitions related to our portfolio of real estate assets, please see “Summary of Operating Activities for the Three Months Ended June 30, 2026 and 2025” above. Below are explanations of the significant fluctuations in the results of operations for the six months ended June 30, 2026 and 2025:
Rental Income increased $23.1 million as follows:
•$13.2 million increase related to our same-center portfolio primarily as follows:
▪$8.0 million increase primarily due to a $0.54 increase in average minimum rent PSF and a 0.3% improvement in average occupancy;
▪$2.1 million increase primarily due to an increase in recoverable income attributed to an increase in common area maintenance spending and real estate taxes;
▪$1.4 million increase primarily due to lease buyout income;
▪$0.9 million increase primarily due to the impact of straight-line rent adjustments;
▪$0.8 million increase primarily due to a decrease in amounts reserved for Neighbors identified as credit risks; and
•$9.9 million increase primarily related to our net acquisition activity.
Fees and Management Income:
•The $1.4 million increase in fees and management income was primarily due to an increase in fees from the growth in our unconsolidated joint ventures.
Property Operating Expenses increased $5.8 million primarily as follows:
•$3.9 million increase from our same-center portfolio and corporate operating activities primarily due to higher compensation costs and an increase in common area maintenance spending and utilities; and
•$2.0 million increase primarily due to our net acquisition activity.
Real Estate Tax Expenses:
•The $2.2 million increase in real estate tax expenses was primarily due to our net acquisition activity and higher real estate tax assessments on the value of our portfolio.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	28

Depreciation and Amortization Expenses:
•The $4.1 million decrease in depreciation and amortization was primarily due to the prior year impact of our tear down and redevelopment of certain Publix locations, partially offset by our net acquisition activity.
Interest Expense, Net:
•The $5.8 million increase was primarily due to increased debt outstanding and loss on extinguishment of debt in 2026. Interest Expense, Net was comprised of the following (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Interest on senior notes	$37,085	$24,033
Interest on unsecured term loans, net	5,930	13,533
Interest on secured debt	7,268	7,867
Interest on revolving credit facility, net	4,481	4,082
Non-cash amortization and other	3,322	3,875
Loss on extinguishment or modification of debt and other, net	1,080	1
Interest expense, net	$59,166	$53,391

Weighted-average interest rate as of end of period	4.4%	4.4%
Weighted-average term (in years) as of end of period	5.5	5.6
Gain on Disposal of Property, Net:
•The $20.7 million increase in gain on disposal of property, net was due to the disposition of four properties and one parcel of land with a net gain of $26.2 million during the six months ended June 30, 2026, as compared to the disposition of one property with a net gain of $5.5 million during the same period in 2025.

Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Six Months Ended June 30,
	2026	2025
Transaction and acquisition expenses	$(3,479)	$(3,111)
Federal, state, and local income tax expense	(484)	(380)
Equity in net income of unconsolidated investments	174	290
Investment income	1,416	1,221
Other income	1,010	10
Other expense, net	$(1,363)	$(1,970)

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	29

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended June 30, 2026 and 2025(1):

	Total Deals		Inline Deals
	2026	2025	2026	2025
New leases:
Number of leases	103	94	101	89
Square footage (in thousands)	333	305	259	201
ABR (in thousands)	$9,667	$6,654	$8,330	$5,392
ABR PSF	$29.06	$21.84	$32.21	$26.87
Cost PSF of executing new leases	$38.92	$34.90	$40.97	$34.41
Number of comparable leases	47	40	45	37
Comparable rent spread	33.7%	34.6%	32.2%	28.1%
Weighted-average lease term (in years)	8.4	8.5	8.4	7.6
Renewals and options:
Number of leases	201	182	186	164
Square footage (in thousands)	891	1,098	444	352
ABR (in thousands)	$18,444	$17,358	$13,050	$9,737
ABR PSF (all leases)	$20.70	$15.81	$29.38	$27.66
ABR PSF prior to renewals (all leases)	$18.09	$14.03	$25.08	$23.61
Percentage increase in ABR PSF (comparable leases only)	14.7%	13.0%	18.3%	17.8%
Cost PSF of executing renewals and options	$0.49	$0.21	$0.98	$0.64
Number of comparable leases(2)	159	140	157	133
Comparable rent spread(2)	21.2%	19.1%	21.2%	20.7%
Weighted-average lease term (in years)	4.5	4.8	4.5	4.3
Portfolio retention rate	89.6%	93.6%	83.1%	86.1%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	30

Below is a summary of leasing activity for our wholly-owned properties for the six months ended June 30, 2026 and 2025(1):

	Total Deals		Inline Deals
	2026	2025	2026	2025
New leases:
Number of leases	181	172	177	160
Square footage (in thousands)	584	631	419	361
ABR (in thousands)	$15,788	$12,942	$13,489	$9,673
ABR PSF	$27.01	$20.53	$32.21	$26.77
Cost PSF of executing new leases	$36.00	$27.64	$41.63	$35.46
Number of comparable leases	78	75	75	70
Comparable rent spread	34.5%	31.8%	34.0%	27.8%
Weighted-average lease term (in years)	8.8	8.4	8.2	7.6
Renewals and options:
Number of leases	369	338	336	304
Square footage (in thousands)	2,213	2,314	776	681
ABR (in thousands)	$37,947	$35,358	$23,186	$19,805
ABR PSF (all leases)	$17.15	$15.28	$29.86	$29.10
ABR PSF prior to renewals (all leases)	$15.32	$13.69	$25.53	$24.69
Percentage increase in ABR PSF (comparable leases only)	12.0%	11.4%	17.6%	17.6%
Cost PSF of executing renewals and options	$0.86	$0.19	$0.89	$0.64
Number of comparable leases(2)	269	251	267	243
Comparable rent spread(2)	21.2%	19.9%	21.2%	21.2%
Weighted-average lease term (in years)	4.7	4.8	4.5	4.4
Portfolio retention rate	88.7%	92.4%	81.0%	82.2%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our same-center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three and six months ended June 30, 2026 and 2025, Same-Center NOI represents the NOI for the 280 properties that were wholly-owned for the entirety of both calendar year periods being compared.
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

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	31

The table below presents our Same-Center NOI (dollars in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues:
Rental income(1)	$125,739	$121,384	$4,355		$252,456	$244,460	$7,996
Tenant recovery income	39,571	38,615	956		80,634	78,485	2,149
Reserves for uncollectibility(2)	(818)	(1,275)	457		(1,704)	(2,499)	795
Other property income	642	826	(184)		1,620	2,033	(413)
Total revenues	165,134	159,550	5,584	3.5%	333,006	322,479	10,527	3.3%
Operating expenses:
Property operating expenses	23,963	23,737	(226)		50,042	49,170	(872)
Real estate taxes	20,553	19,580	(973)		40,818	39,752	(1,066)
Total operating expenses	44,516	43,317	(1,199)	(2.8)%	90,860	88,922	(1,938)	(2.2)%
Total Same-Center NOI	$120,618	$116,233	$4,385	3.8%	$242,146	$233,557	$8,589	3.7%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$45,254	$14,252	$78,496	$43,145
Adjusted to exclude:
Fees and management income	(4,054)	(3,316)	(7,499)	(6,099)
Straight-line rental income(1)	(3,259)	(2,279)	(6,142)	(4,954)
Net amortization of above- and below-market leases	(2,632)	(2,128)	(5,083)	(4,072)
Lease buyout income	(84)	(179)	(1,793)	(1,918)
General and administrative expenses	13,575	12,922	25,518	25,008
Depreciation and amortization	66,840	71,203	132,371	136,477
Interest expense, net	29,394	27,719	59,166	53,391
(Gain) loss on disposal of property, net	(19,390)	66	(26,207)	(5,543)
Other (income) expense, net	(650)	990	1,363	1,970
Property operating expenses related to fees and management income	1,910	1,007	3,991	1,903
NOI for real estate investments	126,904	120,257	254,181	239,308
Less: Non-same-center NOI(2)	(6,286)	(4,024)	(12,035)	(5,751)
Total Same-Center NOI	$120,618	$116,233	$242,146	$233,557

Period-end Same-Center Leased Occupancy %			97.5%	97.6%
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

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	32

The following table presents our calculation of Nareit FFO and Core FFO (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$45,254	$14,252	$78,496	$43,145
Adjustments:
Depreciation and amortization of real estate assets	66,471	70,806	131,653	135,703
(Gain) loss on disposal of property, net	(19,390)	66	(26,207)	(5,543)
Adjustments related to unconsolidated joint ventures	1,387	892	2,702	1,759
Nareit FFO attributable to stockholders and OP unit holders	$93,722	$86,016	$186,644	$175,064
Calculation of Core FFO Attributable to Stockholders and OP Unit Holders
Nareit FFO attributable to stockholders and OP unit holders	$93,722	$86,016	$186,644	$175,064
Adjustments:
Depreciation and amortization of corporate assets	369	397	718	774
Transaction and acquisition expenses	1,402	1,789	3,479	3,111
Loss on extinguishment or modification of debt and other, net	—	—	1,080	1
Adjustments related to unconsolidated joint ventures	(3)	7	(28)	32
Core FFO attributable to stockholders and OP unit holders	$95,490	$88,209	$191,893	$178,982

Nareit FFO/Core FFO Attributable to Stockholders and OP Unit Holders per diluted share
Weighted-average shares of common stock outstanding - diluted	139,193	138,910	139,133	138,929
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.67	$0.62	$1.34	$1.26
Core FFO attributable to stockholders and OP unit holders per share - diluted	$0.69	$0.64	$1.38	$1.29

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	33

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Calculation of EBITDAre
Net income	$45,254	$14,252	$78,496	$43,145	$122,968
Adjustments:
Depreciation and amortization	66,840	71,203	132,371	136,477	266,374
Interest expense, net	29,394	27,719	59,166	53,391	110,338
(Gain) loss on disposal of property, net	(19,390)	66	(26,207)	(5,543)	(38,790)
Federal, state, and local tax expense	242	234	484	380	1,307
Adjustments related to unconsolidated joint ventures	2,150	1,366	4,198	2,644	6,200
EBITDAre	$124,490	$114,840	$248,508	$230,494	$468,397
Calculation of Adjusted EBITDAre
EBITDAre	$124,490	$114,840	$248,508	$230,494	$468,397
Adjustments:
Transaction and acquisition expenses	1,402	1,789	3,479	3,111	5,523
Adjustments related to unconsolidated joint ventures	45	7	24	32	60
Realized performance income(1)	—	—	—	—	(30)
Adjusted EBITDAre	$125,937	$116,636	$252,011	$233,637	$473,950
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
ATM Program—In February 2024, we entered into a sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $250 million from time to time through our sales agents, or, if applicable, as forward sellers. During the three and six months ended June 30, 2026, we issued 2.0 million shares of our

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	34

common stock at a gross weighted average price of $42.06 per share under this ATM program for net proceeds of $85.3 million, after approximately $0.9 million in commissions. At June 30, 2026, we had a receivable of $1.9 million for proceeds received subsequent to June 30, 2026 for shares issued during the three and six months ended June 30, 2026. We issued no shares of our common stock under this ATM program during the year ended December 31, 2025. As of June 30, 2026, approximately $91 million of common stock remained available for issuance under the ATM program.
Subsequent to June 30, 2026, we issued approximately 0.2 million additional shares of our common stock at a gross weighted average price of $42.20 per share under the ATM program for net proceeds of $6.4 million, after approximately $0.1 million in commissions.
DEBT—The following table summarizes information about our debt as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Total debt obligations, gross	$2,478,111	$2,402,145
Weighted-average interest rate	4.4%	4.5%
Weighted-average term (in years)	5.5	5.2

Revolving credit facility capacity(1)	$1,000,000	$1,000,000
Revolving credit facility availability(2)	827,330	881,771
(1)The revolving credit facility matures in January 2029, with options to extend the maturity for two additional six-month periods.
(2)Net of any outstanding balance and letters of credit.
In February 2026, we issued $350 million of 4.750% senior notes due 2033 at an issue price of 99.920% in an underwritten offering.
The 2026 senior notes are fully and unconditionally guaranteed by us.
Debt Obligation Guarantees—At June 30, 2026, the Operating Partnership had issued and outstanding its unsecured senior notes due 2031, 2032, 2033, 2034, and 2035, all issued under effective registration statements. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the unsecured senior notes due 2031, 2032, 2033, 2034, and 2035 are, and on any future debt securities of the Operating Partnership registered under an effective registration statement will be, fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding amounts in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	35

FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of June 30, 2026 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$2,538,370	$2,456,933
Less: Cash and cash equivalents	9,439	5,124
Total net debt	$2,528,931	$2,451,809

Enterprise value:
Net debt	$2,528,931	$2,451,809
Total equity market capitalization(1)(2)	5,859,597	4,926,872
Total enterprise value	$8,388,528	$7,378,681
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 140.8 million and 138.5 million diluted shares as of June 30, 2026 and December 31, 2025, respectively, and the closing market price per share of $41.62 and $35.57 as of June 30, 2026 and December 31, 2025, respectively.
(2)Fully diluted shares include common stock and OP units.
Pursuant to the terms of our credit agreements, we are subject to, among other things, the maintenance of various financial covenants. We were in compliance with these covenants as of June 30, 2026.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,528,931	$2,451,809
Adjusted EBITDAre - annualized(1)	492,324	473,950
Net debt to Adjusted EBITDAre - annualized	5.1x	5.2x

Net debt to total enterprise value:
Net debt	$2,528,931	$2,451,809
Total enterprise value	8,388,528	7,378,681
Net debt to total enterprise value	30.1%	33.2%
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

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	36

During the six months ended June 30, 2026 and 2025, we had gross capital spend of $50.5 million and $59.4 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (in thousands):

	Six Months Ended June 30,
	2026	2025
Capital expenditures for real estate:
Capital improvements	$8,595	$10,004
Tenant improvements	13,223	15,700
Development and redevelopment	23,498	29,798
Total capital expenditures for real estate	45,316	55,502
Corporate asset capital expenditures	957	799
Capitalized indirect costs(1)	3,397	2,933
Total capital spending activity(2)	$49,670	$59,234
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest and other external expenses.
(2)Amounts reported are net of insurance proceeds of $0.8 million and $0.1 million for property damage claims for the six months ended June 30, 2026 and 2025, respectively.
We anticipate that obligations related to capital improvements, as well as development and redevelopment, in 2026 can be met with cash flows from operations, cash flows from dispositions, and/or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 9%-12%. Our current in process projects represent an estimated total investment of $82.0 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	37

REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our wholly-owned property acquisitions (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Number of properties acquired(1)	10	10
Number of outparcels and land for future development acquired(2)	1	—
Contract price	$266,902	$266,445
Total price of acquisitions(3)	268,389	268,108
(1)During the six months ended June 30, 2026, we acquired a property adjacent to one that was already wholly-owned. Therefore, the property was not an addition to our total property count.
(2)Outparcels acquired are adjacent to shopping centers that we own.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
REAL ESTATE DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table summarizes our real estate disposition activity for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Number of properties sold	4	1
Number of outparcels sold	1	—
Contract price	$86,860	$24,850
Proceeds from sale of real estate, net(1)(2)	83,380	6,438
Gain on disposal of property, net	26,207	5,543
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)In January 2025, we sold a property for $24.9 million and provided secured financing, receiving a note receivable of $17.4 million.
Subsequent to June 30, 2026, we sold three properties for $39.7 million.
DISTRIBUTIONS—For each month beginning January 2026 through June 2026, we declared and paid monthly distributions of $0.1083 per common share and OP unit.
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	38

CASH FLOW ACTIVITIES—As of June 30, 2026, we had cash and cash equivalents and restricted cash of $30.0 million, a net cash decrease of $13.4 million during the six months ended June 30, 2026.
Below is a summary of our cash flow activity (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net cash provided by operating activities	$173,582	$156,662	$16,920	10.8%
Net cash used in investing activities	(236,563)	(329,122)	92,559	28.1%
Net cash provided by financing activities	49,625	172,987	(123,362)	(71.3)%

OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations—Most of our operating cash comes from rental and tenant recovery income received less property operating expenses, real estate taxes, and general and administrative costs paid. Property operations during the six months ended June 30, 2026 were positively impacted by an $8.6 million, or 3.7%, improvement in Same-Center NOI as compared to the same period in 2025. During the six months ended June 30, 2026, we had a net cash outlay of $9.7 million from changes in working capital as compared to a net cash outlay of $17.4 million during the same period in 2025. This change was primarily due to a prepayment from a Neighbor for a development project.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the six months ended June 30, 2026, our acquisitions resulted in a total cash outlay of $268.4 million, as compared to a total cash outlay of $268.1 million during the same period in 2025.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the six months ended June 30, 2026, we paid $50.5 million for capital expenditures, a decrease of $8.9 million over the same period in 2025.
•Real estate dispositions—During the six months ended June 30, 2026, we sold four properties and one parcel of land resulting in a net cash inflow of $83.4 million. During the six months ended June 30, 2025, we sold one property resulting in a net cash inflow of $6.4 million.
•Investment in unconsolidated joint ventures—During the six months ended June 30, 2026, we invested $6.1 million in our unconsolidated joint ventures, as compared to $3.6 million during the same period in 2025.
•Investment in marketable securities—During the six months ended June 30, 2026, we had investments, net of proceeds, of $0.4 million from marketable securities through our captive insurance company, as compared to $6.0 million of investments during the same period in 2025.
FINANCING ACTIVITIES—Our net cash provided by financing activities was primarily impacted by the following:
•Issuance of common stock—During the six months ended June 30, 2026, we issued 2.0 million shares of our common stock under the ATM program for net proceeds of $83.1 million, as compared to no shares issued during the same period in 2025.
•Debt borrowings and payments—During the six months ended June 30, 2026 and 2025, we had $72.3 million and $273.1 million, respectively, in net borrowings primarily as a result of our net acquisition activity.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $5.7 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to an increase in our distribution rate.

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

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	39

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of June 30, 2026, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
UNREGISTERED SALE OF SECURITIES—During the three months ended June 30, 2026, we issued an aggregate of approximately 390,000 shares of common stock in redemption of approximately 390,000 ownership units of Phillips Edison Grocery Center Operating Partnership I, L.P. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASES—We have a share repurchase program approved by our Board of Directors of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program. The table below summarizes repurchases of our common stock made during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
April 1, 2026 - April 30, 2026	—	$—	—	$250,000
May 1, 2026 - May 31, 2026	—	—	—	250,000
June 1, 2026 - June 30, 2026	—	—	—	250,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	40

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1		Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended	Form 10-Q, filed May 5, 2022, Exhibit 3.1
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
22.1	*	List of Issuers of Guaranteed Securities
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith
**Furnished herewith

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: July 24, 2026	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: July 24, 2026	By:	/s/ John P. Caulfield
John P. Caulfield
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY JUNE 30, 2026 FORM 10-Q	42