Form 10-Q
period 2026-09-30
Phillips Edison & Company, Inc.
filed 2026-10-27
CIK 1476204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No ☑
There were 129.0 million shares of the registrant’s common stock, $0.01 par value per share, outstanding as of October 20, 2026.

PHILLIPS EDISON & COMPANY, INC. FORM 10-Q

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	1

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025
(Condensed and Unaudited)
(In thousands, except per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Investment in real estate:
Land and improvements	$1,988,992	$1,963,735
Building and improvements	4,467,013	4,305,174
In-place lease assets	543,721	538,324
Above-market lease assets	82,600	77,551
Total investment in real estate assets	7,082,326	6,884,784
Accumulated depreciation and amortization	(2,026,479)	(1,957,569)
Net investment in real estate assets	5,055,847	4,927,215
Investment in unconsolidated joint ventures	47,252	42,561
Total investment in real estate assets, net	5,103,099	4,969,776
Cash and cash equivalents	8,903	3,544
Restricted cash	9,018	39,768
Goodwill	29,066	29,066
Other assets, net	248,820	244,284
Real estate investments and other assets held for sale	152,148	—
Total assets	$5,551,054	$5,286,438

LIABILITIES AND EQUITY
Liabilities:
Debt obligations, net	$2,521,454	$2,375,328
Below-market lease liabilities, net	138,387	118,356
Accounts payable and other liabilities	153,103	180,332
Deferred income	32,733	23,044
Liabilities of real estate investments held for sale	6,083	—
Total liabilities	2,851,760	2,697,060
Commitments and contingencies (see Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, zero shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 1,000,000 shares authorized, 128,912 and 125,788 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,289	1,258
Additional paid-in capital (“APIC”)	3,778,531	3,664,205
Accumulated other comprehensive income (“AOCI”)	181	358
Accumulated deficit	(1,370,225)	(1,379,252)
Total stockholders’ equity	2,409,776	2,286,569
Noncontrolling interests	289,518	302,809
Total equity	2,699,294	2,589,378
Total liabilities and equity	$5,551,054	$5,286,438

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	2

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental income	$188,944	$178,293	$559,676	$525,943
Fees and management income	3,464	3,274	10,963	9,373
Other property income	680	1,102	2,809	3,417
Total revenues	193,088	182,669	573,448	538,733
Operating Expenses:
Property operating	31,193	30,197	96,266	89,455
Real estate taxes	23,343	22,226	67,923	64,584
General and administrative	11,906	12,752	37,424	37,760
Depreciation and amortization	68,858	65,603	201,229	202,080
Total operating expenses	135,300	130,778	402,842	393,879
Other:
Interest expense, net	(28,118)	(28,544)	(87,284)	(81,935)
Gain on disposal of property, net	40,605	4,255	66,812	9,798
Other expense, net	(1,651)	(374)	(3,014)	(2,344)
Net income	68,624	27,228	147,120	70,373
Net income attributable to noncontrolling interests	(5,946)	(2,543)	(12,947)	(6,595)
Net income attributable to stockholders	$62,678	$24,685	$134,173	$63,778
Earnings per share of common stock:
Net income per share attributable to stockholders - basic (see Note 10)	$0.49	$0.20	$1.06	$0.51
Net income per share attributable to stockholders - diluted (see Note 10)	$0.49	$0.20	$1.05	$0.51

Comprehensive income:
Net income	$68,624	$27,228	$147,120	$70,373
Other comprehensive loss:
Change in unrealized value on interest rate swaps	(117)	(1,112)	(198)	(3,674)
Comprehensive income	68,507	26,116	146,922	66,699
Net income attributable to noncontrolling interests	(5,946)	(2,543)	(12,947)	(6,595)
Change in unrealized value on interest rate swaps attributable to noncontrolling interests	12	103	20	345
Reallocation of comprehensive income upon conversion of noncontrolling interests	—	—	1	4
Comprehensive income attributable to stockholders	$62,573	$23,676	$133,996	$60,453

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	3

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2026 and 2025
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at July 1, 2025	125,611	$1,256	$3,657,722	$1,989	$(1,370,828)	$2,290,139	$304,083	$2,594,222
Change in unrealized value on interest rate swaps	—	—	—	(1,009)	—	(1,009)	(103)	(1,112)
Common distributions declared, $0.3133 per share	—	—	—	—	(39,571)	(39,571)	—	(39,571)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,210)	(4,210)
Share-based compensation	—	—	1,177	—	—	1,177	1,990	3,167
Conversion of noncontrolling interests	99	1	2,371	—	—	2,372	(2,372)	—
Net income	—	—	—	—	24,685	24,685	2,543	27,228
Balance at September 30, 2025	125,710	$1,257	$3,661,270	$980	$(1,385,714)	$2,277,793	$301,931	$2,579,724

Balance at July 1, 2026	128,425	$1,284	$3,762,738	$286	$(1,390,016)	$2,374,292	$293,863	$2,668,155
Issuance of common stock	154	2	6,478	—	—	6,480	—	6,480
Offering costs, discounts, and commissions	—	—	(177)	—	—	(177)	—	(177)
Change in unrealized value on interest rate swaps	—	—	—	(105)	—	(105)	(12)	(117)
Common distributions declared, $0.3316 per share	—	—	—	—	(42,887)	(42,887)	—	(42,887)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,278)	(4,278)
Share-based compensation	—	—	1,298	—	—	1,298	2,196	3,494
Conversion of noncontrolling interests	333	3	8,194	—	—	8,197	(8,197)	—
Net income	—	—	—	—	62,678	62,678	5,946	68,624
Balance at September 30, 2026	128,912	$1,289	$3,778,531	$181	$(1,370,225)	$2,409,776	$289,518	$2,699,294

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	4

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Condensed and Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30, 2026 and 2025
	Common Stock		APIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2025	125,120	$1,251	$3,646,801	$4,305	$(1,332,435)	$2,319,922	$314,063	$2,633,985
Change in unrealized value on interest rate swaps	—	—	—	(3,329)	—	(3,329)	(345)	(3,674)
Common distributions declared, $0.9283 per share	—	—	—	—	(117,057)	(117,057)	—	(117,057)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,437)	(12,437)
Share-based compensation	85	1	2,458	—	—	2,459	6,075	8,534
Conversion of noncontrolling interests	505	5	12,011	4	—	12,020	(12,020)	—
Net income	—	—	—	—	63,778	63,778	6,595	70,373
Balance at September 30, 2025	125,710	$1,257	$3,661,270	$980	$(1,385,714)	$2,277,793	$301,931	$2,579,724

Balance at January 1, 2026	125,788	$1,258	$3,664,205	$358	$(1,379,252)	$2,286,569	$302,809	$2,589,378
Issuance of common stock	2,203	22	92,603	—	—	92,625	—	92,625
Offering costs, discounts, and commissions	—	—	(1,265)	—	—	(1,265)	—	(1,265)
Change in unrealized value on interest rate swaps	—	—	—	(178)	—	(178)	(20)	(198)
Common distributions declared, $0.9814 per share	—	—	—	—	(125,146)	(125,146)	—	(125,146)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,500)	(12,500)
Share-based compensation	84	1	2,819	—	—	2,820	6,460	9,280
Conversion of noncontrolling interests	837	8	20,169	1	—	20,178	(20,178)	—
Net income	—	—	—	—	134,173	134,173	12,947	147,120
Balance at September 30, 2026	128,912	$1,289	$3,778,531	$181	$(1,370,225)	$2,409,776	$289,518	$2,699,294

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	5

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,120	$70,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets	200,131	200,908
Depreciation and amortization of corporate assets	1,098	1,172
Net amortization of above- and below-market leases	(7,690)	(6,276)
Amortization of deferred financing expenses	2,427	3,651
Amortization of debt and derivative adjustments	2,068	1,841
Loss on extinguishment or modification of debt, net	1,105	1
Gain on disposal of property, net	(66,812)	(9,798)
Straight-line rent, net	(9,468)	(7,842)
Share-based compensation	9,280	8,534
Return on investment in unconsolidated joint ventures	526	505
Other	(83)	(615)
Changes in operating assets and liabilities:
Other assets, net	(22,606)	(18,445)
Accounts payable and other liabilities	1,955	8,076
Net cash provided by operating activities	259,051	252,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions, net	(454,072)	(282,038)
Capital expenditures	(87,855)	(95,712)
Proceeds from sale of real estate, net	167,862	15,154
Proceeds from secured loan receivable	17,395	—
Investment in unconsolidated joint ventures	(6,079)	(6,987)
Return of investment in unconsolidated joint ventures	1,139	1,778
Investment in marketable securities	(5,432)	(8,158)
Proceeds from sale of marketable securities	963	—
Insurance proceeds for property damage claims	941	653
Net cash used in investing activities	(365,138)	(375,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	92,625	—
Payment of offering costs	(1,265)	—
Proceeds from revolving credit facility	620,000	540,000
Payments on revolving credit facility	(487,000)	(577,000)
Proceeds from notes and loans payable, net	346,500	346,164
Payments on loans and mortgages payable	(337,398)	(45,077)
Distributions paid	(138,752)	(129,860)
Distributions to noncontrolling interests	(14,014)	(13,840)
Net cash provided by financing activities	80,696	120,387
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(25,391)	(2,838)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	43,312	8,649
End of period	$17,921	$5,811

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$8,903	$4,076
Restricted cash	9,018	1,735
Cash, cash equivalents, and restricted cash at end of period	$17,921	$5,811

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	6

PHILLIPS EDISON & COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Condensed and Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$99,601	$81,497
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Right-of-use (“ROU”) assets obtained in exchange for new lease liabilities	—	1,089
Secured loan receivable	—	17,395
Accrued capital expenditures	10,530	12,056
Change in distributions payable	(13,606)	(12,803)
Change in distributions payable - noncontrolling interests	(1,514)	(1,403)

See notes to consolidated financial statements.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	7

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
As of September 30, 2026, we wholly-owned 300 real estate properties. Additionally, we owned a 14% interest in Grocery Retail Partners I LLC (“GRP I”), which owned 20 properties, a 20% interest in Necessity Retail Venture LLC (“NRV”), which owned five properties (one of which was acquired in 2026), and a 31% interest in Neighborhood Grocery Catalyst Fund LLC (“NGCF”), which owned three properties.
In October 2026, we completed the initial closing to extend and expand GRP I, our joint venture with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”). The joint venture term has been extended to 2036, unless otherwise extended by the members, with no changes to ownership interests. The joint venture is expected to acquire 13 properties currently owned and operated by us with an aggregate portfolio value of approximately $377.5 million, with property transfers to occur in stages through early 2027. In October 2026, in connection with the initial closing, we contributed seven of the 13 expected properties, increasing our investment in GRP I by $22.6 million, with Northwestern Mutual contributing cash of $138.6 million that was distributed to us. See Note 4.

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
There were no changes to our significant accounting policies during the nine months ended September 30, 2026. For a full summary of our significant accounting policies, refer to our 2025 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 10, 2026.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2025, which are included in our 2025 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the full year.
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
Income Taxes—Our consolidated financial statements include the operations of wholly-owned subsidiaries that have jointly elected to be treated as taxable REIT subsidiary entities and are subject to U.S. federal, state, and local income taxes at regular corporate tax rates. We recognized federal, state, and local income tax expense of $0.2 million for each of the three months ended September 30, 2026 and 2025 and $0.7 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. All income tax amounts are included in Other Expense, Net on our consolidated statements of operations and comprehensive income (“consolidated statements of operations”).

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	8

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
Recently Issued or Adopted Accounting Pronouncements—There were no recently issued or adopted accounting pronouncements during the nine months ended September 30, 2026 that impacted the Company.

3. LEASES
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases. Lease income related to our operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental income related to fixed lease payments(1)	$140,410	$133,551	$414,901	$391,571
Rental income related to variable lease payments(1)(2)	44,128	41,140	130,348	122,992
Straight-line rent amortization(3)	3,093	2,732	8,813	7,263
Amortization of lease assets	2,541	2,154	7,513	6,156
Lease buyout income	81	144	1,874	2,062
Adjustments for collectibility(4)	(1,309)	(1,428)	(3,773)	(4,101)
Total rental income	$188,944	$178,293	$559,676	$525,943
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
Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of September 30, 2026, assuming no new or renegotiated leases or option extensions on lease agreements, and including the impact of rent abatements and tenants who have been moved to the cash basis of accounting for revenue recognition purposes, were as follows (in thousands):

Year	Amount
Remaining 2026	$124,104
2027	550,104
2028	482,637
2029	399,972
2030	313,182
Thereafter	902,917
Total	$2,772,916
No single tenant comprised 10% or more of our aggregate annualized base rent (“ABR”) as of September 30, 2026. As of September 30, 2026, our wholly-owned real estate investments in Florida, California, and Texas represented 12.5%, 11.1%, and 10.7% of our ABR, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse natural or economic events in the Florida, California, and Texas real estate markets.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	9

4. REAL ESTATE ACTIVITY
Acquisitions—The following table summarizes our real estate acquisition activity (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Number of properties acquired(1)	13	11
Number of outparcels and land for future development acquired(2)	4	2
Contract price	$448,667	$280,784
Total price of acquisitions(3)	454,072	282,038
(1)During the nine months ended September 30, 2026, we acquired a property adjacent to one that was already wholly-owned. Therefore, the property was not an addition to our total property count.
(2)Outparcels acquired are adjacent to shopping centers that we own.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
Subsequent to September 30, 2026, we acquired one property for $52.8 million.
The aggregate purchase price of the assets acquired during the nine months ended September 30, 2026 and 2025 was allocated as follows (in thousands):

	September 30, 2026	September 30, 2025
ASSETS
Land and improvements	$117,650	$87,470
Building and improvements	325,365	180,003
In-place lease assets	37,779	25,511
Above-market lease assets	8,577	2,045
Total assets	489,371	295,029

LIABILITIES
Below-market lease liabilities	35,299	12,991
Total liabilities	35,299	12,991

Net assets acquired	$454,072	$282,038
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the nine months ended September 30, 2026 and 2025 were as follows (in years):

	September 30, 2026	September 30, 2025
Acquired in-place leases	11	7
Acquired above-market leases	7	9
Acquired below-market leases	20	13

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	10

Property Dispositions—The following table summarizes our real estate disposition activity for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Number of properties sold	9	2
Number of outparcels sold	2	1
Contract price	$173,994	$34,080
Proceeds from sale of real estate, net(1)(2)	167,862	15,154
Gain on disposal of property, net	66,812	9,798
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)In January 2025, we sold a property for $24.9 million and provided secured financing, receiving a loan receivable of $17.4 million. The loan receivable was paid in full during the nine months ended September 30, 2026.
Properties Held for Sale—As of September 30, 2026, ten properties were classified as held for sale. As of December 31, 2025, there were no properties classified as held for sale. A property classified as held for sale is under contract to sell, with no substantive contingencies, and the prospective buyer has significant funds at risk. Subsequent to September 30, 2026, as part of the GRP I joint venture expansion, we contributed seven of the properties that were classified as held for sale with a fair value of $161.1 million. A summary of assets and liabilities for the properties classified as held for sale as of September 30, 2026 is below (in thousands):

September 30, 2026
ASSETS
Total investment in real estate assets, net	$147,644
Other assets, net	4,504
Total assets	$152,148
LIABILITIES
Below-market lease liabilities, net	$3,683
Accounts payable and other liabilities	2,400
Total liabilities	$6,083

Additionally, subsequent to September 30, 2026, we sold one parcel of land $0.9 million.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	11

5. OTHER ASSETS, NET
The following is a summary of Other Assets, Net outstanding as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Other assets, net:
Deferred leasing commissions and costs	$62,826	$61,479
Deferred financing expenses(1)	16,278	16,308
Office equipment, including capital lease assets, and other	32,479	30,062
Corporate intangible assets	6,703	6,703
Total depreciable and amortizable assets	118,286	114,552
Accumulated depreciation and amortization	(61,934)	(59,326)
Net depreciable and amortizable assets	56,352	55,226
Accounts receivable, net(2)	54,198	52,032
Accounts receivable - affiliates	1,752	1,525
Secured loan receivable(3)	—	17,395
Deferred rent receivable, net(4)	85,576	80,669
Derivative assets	—	177
Prepaid expenses and other	23,258	14,029
Investment in third parties	6,831	6,876
Investment in marketable securities	20,853	16,355
Total other assets, net	$248,820	$244,284
(1)Deferred financing expenses per the above table are related to our revolving credit facility, and as such we have elected to classify them as an asset rather than as a contra-liability.
(2)Net of $4.2 million and $2.6 million of general reserves for uncollectible amounts as of September 30, 2026 and December 31, 2025, respectively. Receivables that were removed for tenants considered to be non-creditworthy were $5.7 million and $6.5 million as of September 30, 2026 and December 31, 2025, respectively.
(3)Secured loan receivable related to financing provided for the sale of a property which was paid in full during the nine months ended September 30, 2026. See Note 4.
(4)Net of $4.4 million and $4.3 million of receivables removed as of September 30, 2026 and December 31, 2025, respectively, related to straight-line rent for tenants previously or currently considered to be non-creditworthy.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	12

6. DEBT OBLIGATIONS
The following is a summary of the outstanding principal balances and interest rates, which includes the effect of derivative financial instruments, for our debt obligations as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Interest Rate(1)	September 30, 2026	December 31, 2025
Revolving credit facility(2)	SOFR + 0.7%	$225,000	$92,000
Term loans(2)	5.0%	161,750	484,750
Senior unsecured notes due 2031	2.625%	350,000	350,000
Senior unsecured notes due 2032	5.250%	350,000	350,000
Senior unsecured notes due 2033	4.750%	350,000	—
Senior unsecured notes due 2034	5.750%	350,000	350,000
Senior unsecured notes due 2035	4.950%	350,000	350,000
Secured loan facilities	3.4% - 3.5%	382,284	395,000
Mortgages	3.5% - 6.2%	28,493	29,915
Finance lease liability		342	480
Discount on notes payable		(24,952)	(23,633)
Assumed market debt adjustments, net		167	259
Deferred financing expenses, net		(1,630)	(3,443)
Total		$2,521,454	$2,375,328

Weighted-average interest rate(3)		4.5%	4.5%
(1)Interest rates are as of September 30, 2026.
(2)Our revolving credit facility and term loans carry an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus a spread. While some of the rates were fixed through the use of swaps, a portion of this debt was not subject to a swap, and thus was still indexed to SOFR.
(3)Includes the effects of derivative financial instruments as of December 31, 2025 (see Notes 7 and 12). There were no interest rate swaps outstanding as of September 30, 2026.
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
In October 2026, we closed on a new $350 million unsecured term loan facility. The term loan facility has a three year term maturing on October 23, 2029, with two one year extension options to 2031, and will initially bear interest at an annual rate of SOFR plus 0.80%, with future pricing subject to adjustment based on our credit ratings and leverage ratio. We borrowed $175 million of the term loan facility at closing with the remaining $175 million available to draw on or before April 21, 2027. The term loan facility also has an uncommitted accordion feature allowing us to borrow up to an additional $450 million of term loans, for total term loans of up to $800 million. The initial $175 million proceeds from the term loan facility were used to pay down our outstanding $161.8 million term loan along with a portion of the outstanding balance under our $1 billion revolving credit facility.
Debt Allocation—The allocation of total debt between fixed-rate and variable-rate as well as between secured and unsecured, excluding market debt adjustments, discount on senior notes, and deferred financing expenses, net, and including the effects of derivative financial instruments as of September 30, 2026 and December 31, 2025 is summarized below (in thousands):

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	13

	September 30, 2026	December 31, 2025
As to interest rate(1):
Fixed-rate debt	$2,161,119	$2,025,395
Variable-rate debt	386,750	376,750
Total	$2,547,869	$2,402,145
As to collateralization:
Unsecured debt	$2,136,750	$1,976,750
Secured debt	411,119	425,395
Total	$2,547,869	$2,402,145
(1)Fixed-rate debt includes, and variable-rate debt excludes, the portion of such debt that was hedged by interest rate derivatives as of December 31, 2025 (see Notes 7 and 12).

Pursuant to the terms of our credit agreements, we are subject to, among other things, the maintenance of various financial covenants. We were in compliance with these covenants as of September 30, 2026.

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
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. Amounts reported in AOCI related to these derivatives were reclassified to Interest Expense, Net as interest payments were made on the variable-rate debt. There were no interest rate swaps outstanding as of September 30, 2026.
The following is a summary of our interest rate swap that was designated as a cash flow hedge of interest rate risk as of December 31, 2025 (dollars in thousands):

December 31, 2025
Count	1
Notional amount	$200,000
Fixed SOFR	3.4%
Maturity date	2026
Weighted-average term (in years)	0.7
The table below details the nature of the gain and loss recognized on interest rate derivatives designated as cash flow hedges in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amount of (loss) gain recognized in Other Comprehensive Income	$(17)	$217	$198	$246
Amount of gain reclassified from AOCI into Interest Expense, Net	(100)	(1,329)	(396)	(3,920)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	14

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
Letters of Credit—We have issued letters of credit in connection with the guaranty of payments for our obligations under Silver Rock’s insurance and reinsurance contracts as well as the guaranty of the completion of our development projects. As of September 30, 2026, these letters of credit outstanding aggregated $30.7 million.

9. EQUITY
General—The holders of common stock are entitled to one vote per share on all matters voted on by stockholders, including one vote per nominee in the election of our Board of Directors (the “Board”). Our charter does not provide for cumulative voting in the election of directors.
At-the-Market Offering (“ATM”)—In February 2024, we entered into a sales agreement relating to the potential sale of shares of common stock having an aggregate offering price of up to $250 million pursuant to a continuous offering program. During the three months ended September 30, 2026, we issued 0.2 million shares of our common stock at a gross weighted average price of $42.20 per share under this ATM program for net proceeds of $6.4 million, after approximately $0.1 million in commissions. During the nine months ended September 30, 2026, we issued 2.2 million shares of our common stock at a gross weighted average price of $42.07 per share under this ATM program for net proceeds of $91.7 million, after approximately $0.9 million in commissions. We issued no shares of our common stock under this ATM program during the year ended December 31, 2025.
In August 2026, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $400 million from time to time through our sales agents, or, if applicable, as forward sellers. We issued no shares of our common stock under this ATM program during the three and nine months ended September 30, 2026. As of September 30, 2026, $400 million of common stock remained available for issuance under the current ATM program.
Distributions—For each month beginning January 2026 through August 2026, we declared and paid monthly distributions of $0.1083 per common share and Operating Partnership unit (“OP unit”). In September 2026, the Board authorized a 6.2% increase of our monthly distribution rate to $0.115 per common share and OP unit, and we declared a monthly distribution of $0.115 per common share and OP unit for September 2026. Distributions paid to stockholders and OP unit holders of record subsequent to September 30, 2026 were as follows (dollars in thousands, excluding per share amounts):

Month	Date of Record	Date Distribution Paid	Monthly Distribution Rate	Cash Distribution
September	9/15/2026	10/1/2026	$0.115	$16,184
Convertible Noncontrolling Interests—As of September 30, 2026 and December 31, 2025, we had approximately 12.0 million and 12.7 million outstanding non-voting OP units, respectively. Additionally, certain of our outstanding restricted share and performance share awards will result in the issuance of OP units upon vesting in future periods.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	15

Under the terms of the Fourth Amended and Restated Agreement of Limited Partnership, OP unit holders may elect to cause the Operating Partnership to redeem their OP units. The Operating Partnership controls the form of the redemption, and may elect to redeem OP units for shares of our common stock, provided that the OP units have been outstanding for at least one year, or for cash. As the form of redemption for OP units is within our control, the OP units outstanding as of September 30, 2026 and December 31, 2025 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets.
The table below is a summary of our OP unit activity for the three and nine months ended September 30, 2026 and 2025 (dollars and units in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
OP units converted into shares of common stock(1)	333	99	837	505
Distributions declared on OP units(2)	$4,278	$4,210	$12,500	$12,437
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
The following table provides a reconciliation of the numerator and denominator of the earnings per share calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to stockholders - basic	$62,678	$24,685	$134,173	$63,778
Net income attributable to convertible OP units(1)	5,946	2,543	12,947	6,595
Net income - diluted	$68,624	$27,228	$147,120	$70,373
Denominator:
Weighted-average shares - basic	128,745	125,649	126,986	125,471
OP units(1)	12,186	12,768	12,502	12,900
Dilutive restricted stock awards(2)	377	443	470	556
Adjusted weighted-average shares - diluted	141,308	138,860	139,958	138,927
Earnings per common share:
Basic income per share	$0.49	$0.20	$1.06	$0.51
Diluted income per share	$0.49	$0.20	$1.05	$0.51
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
(2)For the three and nine months ended September 30, 2026, our diluted adjusted weighted-average share count excluded the impact of approximately 127,000 and 66,000 shares, respectively, related to certain performance-based awards that are earned based on the achievement of specified performance metrics, which were anti-dilutive to the weighted-average share count based on the performance measurement at September 30, 2026.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	16

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recurring fees(1)	$1,441	$1,208	$4,193	$3,484
Transactional revenue and reimbursements(2)	631	815	2,709	2,189
Insurance premiums(3)	1,392	1,251	4,061	3,700
Total fees and management income	$3,464	$3,274	$10,963	$9,373
(1)Recurring fees include asset management fees and property management fees.
(2)Transactional revenue includes items such as leasing commissions and construction management fees.
(3)Insurance premium income includes amounts for reinsurance from third parties not affiliated with us.
Tax Protection Agreement—Through our Operating Partnership, we are currently party to a tax protection agreement (the “2017 TPA”) with certain partners that contributed property to our Operating Partnership on October 4, 2017, among them certain of our executive officers, including Jeffrey S. Edison, our Chairman and Chief Executive Officer, under which the Operating Partnership agreed to indemnify such partners for tax liabilities that could accrue to them personally related to our potential disposition of certain properties within our portfolio. The 2017 TPA will expire on October 4, 2027. On July 19, 2021, we entered into an additional tax protection agreement (the “2021 TPA”) with certain of our executive officers and board members, including Mr. Edison. The 2021 TPA carries a term of four years and will become effective upon the expiration of the 2017 TPA. As of September 30, 2026, the potential “make-whole amount” on the estimated aggregate amount of built-in gain subject to protection under the agreements is approximately $107.5 million. The protection provided under the terms of the 2021 TPA will expire in 2031. We have not recorded any liability related to the 2017 TPA or the 2021 TPA on our consolidated balance sheets for any periods presented, nor recognized any expense since the inception of the 2017 TPA, owing to the fact that any potential liability under the agreements is controlled by us and we believe we will either (i) continue to own and operate the protected properties or (ii) be able to successfully complete tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (unless there is a change in applicable law) or complete other tax-efficient transactions to avoid any liability under the agreements.
Other Related Party Matters— As of September 30, 2026, we were the limited guarantor of $173.8 million, $102.7 million, and $31.6 million in mortgage loans secured by properties owned by GRP I, NRV, and NGCF, respectively. Our guaranties for the GRP I, NRV, and NGCF debt are limited to being the non-recourse carveout guarantor and the environmental indemnitor. Further, we are also party to agreements with each of GRP I, NRV, and NGCF, as applicable, in which any potential liability under such guaranties will be apportioned between us and GRP I, NRV, and NGCF based on our respective ownership percentages in the joint ventures. We had no liability recorded on our consolidated balance sheets for the guaranties as of September 30, 2026 and December 31, 2025.
Additionally, as of September 30, 2026, we were the guarantor of a $27.4 million mortgage loan that matures in January 2029 and is secured by a property owned by NRV. Our guaranty for this debt is limited to specified nonrecourse carveouts, including certain customary nonrecourse carveouts and other specified obligations, and we are also an environmental indemnitor. Under a separate agreement with our joint venture partner, liability incurred by us under the guaranty is generally allocated between the parties based on their respective ownership percentages in the joint venture. We had no liability recorded on our consolidated balance sheets for this guaranty as of September 30, 2026.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	17

The following is a summary of borrowings as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving credit facility	$225,000	$226,276	$92,000	$92,445
Term loans	161,712	162,520	483,415	485,508
Senior unsecured notes due 2031	345,727	300,475	345,157	313,817
Senior unsecured notes due 2032	346,862	338,380	346,529	357,868
Senior unsecured notes due 2033	346,746	325,465	—	—
Senior unsecured notes due 2034	343,075	340,445	342,564	366,377
Senior unsecured notes due 2035	342,638	321,720	342,117	345,356
Secured portfolio loan facilities	380,778	356,906	393,012	370,922
Mortgages(2)	28,916	27,847	30,534	29,621
Total	$2,521,454	$2,400,034	$2,375,328	$2,361,914
(1)As of September 30, 2026 and December 31, 2025, respectively, carrying amounts include principal balances and: (i) net deferred financing fees of $1.6 million and $3.4 million; (ii) assumed market debt adjustments of $0.2 million and $0.3 million; and (iii) notes payable discounts of $25.0 million and $23.6 million.
(2)Our finance lease liability is included in the mortgages line item, as presented.
Recurring and Nonrecurring Fair Value Measurements—Our marketable securities and interest rate swap are measured and recognized at fair value on a recurring basis, while certain real estate assets and liabilities are measured and recognized at fair value as needed. Fair value measurements that occurred as of and during the nine months ended September 30, 2026 and the year ended December 31, 2025 were as follows (in thousands):

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring
Marketable securities(1)	$20,853	$—	$—	$16,355	$—	$—
Derivative asset(1)	—	—	—	—	177	—
(1)We record marketable securities and derivative assets in Other Assets, Net on our consolidated balance sheets.
Marketable Securities—We estimate the fair value of marketable securities using Level 1 inputs. We utilize unadjusted quoted prices for identical assets in active markets that we have the ability to access.
Derivative Instruments—As of December 31, 2025, we had an interest rate swap that fixed SOFR on portions of our unsecured term loan and revolving credit facilities. There were no derivative instruments outstanding as of September 30, 2026.
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
Although we determined that the significant inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
Real Estate Asset Impairment—Our real estate assets are measured and recognized at fair value, less costs to sell for held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. There were no impairment charges recorded during the three and nine months ended September 30, 2026 and 2025.
On a quarterly basis, we employ a multi-step approach to assess our real estate assets for possible impairment and record any impairment charges identified. The first step is the identification of potential triggering events, such as significant decreases in occupancy or the presence of large dark or vacant spaces. If we observe any of these indicators for a shopping center, we

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	18

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
Our Real Estate Properties segment derives a majority of its revenue from the lease contracts it enters into as a lessor, which are all in the form of operating leases. Further, our lease contracts typically provide for reimbursements from tenants for common area maintenance, insurance, and real estate tax expense. No single tenant comprised 10% or more of our aggregate ABR for the three and nine months ended September 30, 2026 and 2025.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	19

Our CODM is Mr. Edison, our Chairman and Chief Executive Officer. Our CODM assesses performance, makes decisions, and allocates operating and capital resources of the Real Estate Properties segment by utilizing net income (loss) on a consolidated basis. Our CODM evaluates net income (loss) by monitoring budget versus actual as well as variance analysis to prior periods to analyze the performance of the segment. Information about the net income (loss) of the Real Estate Properties segment that is regularly reviewed by our CODM, including revenue and significant expenses, was as follows for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental income	$188,944	$178,293	$559,676	$525,943
Fees and management income	3,464	3,274	10,963	9,373
Other property income	680	1,102	2,809	3,417
Total revenues	193,088	182,669	573,448	538,733
Operating Expenses:
Property operating(1)	31,193	30,197	96,266	89,455
Real estate taxes	23,343	22,226	67,923	64,584
Employee-related expenses	8,131	8,972	24,931	25,606
Other general and administrative expenses(2)	3,775	3,780	12,493	12,154
Depreciation and amortization	68,858	65,603	201,229	202,080
Total operating expenses	135,300	130,778	402,842	393,879
Other:
Interest expense, net(3)	(28,118)	(28,544)	(87,284)	(81,935)
Gain on disposal of property, net	40,605	4,255	66,812	9,798
Other expense, net	(1,651)	(374)	(3,014)	(2,344)
Net income	68,624	27,228	147,120	70,373
Net income attributable to noncontrolling interests	(5,946)	(2,543)	(12,947)	(6,595)
Net income attributable to stockholders	$62,678	$24,685	$134,173	$63,778
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	20

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	21

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	22

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
As of September 30, 2026, we owned equity interests in 328 shopping centers, including 300 wholly-owned shopping centers and 28 shopping centers owned through three unconsolidated joint ventures, which comprised approximately 37.4 million square feet in 31 states. In addition to managing our shopping centers, our third-party investment management business provides comprehensive real estate management services to the Managed Funds.
PORTFOLIO AND LEASING STATISTICS—Below are statistical highlights of our wholly-owned portfolio as of September 30, 2026 and 2025 (dollars and square feet in thousands):

	September 30, 2026	September 30, 2025
Number of properties	300	303
Number of states	31	31
Total square feet	33,944	34,035
ABR	$572,915	$537,067
% ABR from grocery-anchored shopping centers	93.5%	95.1%
% ABR from necessity-based goods and services(1)	75.3%	74.3%
Leased occupancy %:
Total portfolio spaces	97.5%	97.6%
Anchor spaces	99.0%	99.2%
Inline spaces	95.1%	94.8%
Average remaining lease term (in years)(2)	4.5	4.5
(1)We define “necessity-based goods and services” as goods and services that are indispensable, necessary, or common for day-to-day living, or that tend to be inelastic (i.e., those for which the demand does not change based on a consumer’s income level).
(2)The average remaining lease term in years excludes future options to extend the term of the lease.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	23

The following table details information for our unconsolidated joint ventures as of September 30, 2026, which is the basis for determining the prorated information included in the subsequent tables (dollars and square feet in thousands):

	September 30, 2026
Joint Venture	Ownership Percentage	Number of Properties	ABR	GLA
GRP I	14%	20	$34,156	2,225
NRV	20%	5	17,220	1,010
NGCF	31%	3	4,435	225
LEASE EXPIRATIONS—The following chart shows the aggregate scheduled lease expirations for our nearly 4,000 unique Neighbors, excluding our Neighbors who are occupying space on a temporary basis, after September 30, 2026 for each of the next ten years and thereafter for our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures:

$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
(dollars in millions)
8,000
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
(square feet in thousands)
$5.3
$8.2
$59.4
$86.6
$90.7
$85.5
$83.5
$38.1
$23.4
$25.6
$24.1
$52.3
MTM (102)
2026 (152)
2027 (852)
2028 (954)
2029 (1,007)
2030 (855)
2031 (844)
2032 (381)
2033 (263)
2034 (235)
2035 (233)
2036+ (385)
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
See “Results of Operations - Leasing Activity” below for further discussion of leasing activity.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	24

PORTFOLIO TENANCY—We define national Neighbors as those Neighbors that operate in at least three states. Regional Neighbors are defined as those Neighbors that have at least three locations in fewer than three states. The following charts present the composition of our portfolio, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, by Neighbor type as of September 30, 2026:

Leased Square Feet
by Neighbor Type
National &
Regional:
39.5%
Grocery:
43.9%
Local: 16.6%

ABR
by Neighbor Type
National & Regional: 47.7%
Grocery: 26.8%
Local: 25.5%

The following charts present the composition of our portfolio by Neighbor industry as of September 30, 2026:

Leased Square Feet
by Neighbor Industry
Retail
Stores:
22.2%
Grocery: 43.9%
Services:
22.4%
Restaurant: 11.5%

ABR by Neighbor Industry

Retail Stores: 20.6%
Services: 31.8%
Restaurant: 20.8%
Grocery: 26.8%

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	25

TOP 20 NEIGHBORS—The following table presents our top 20 Neighbors by ABR, including our wholly-owned properties and the prorated portion of those owned through our unconsolidated joint ventures, as of September 30, 2026 (dollars and square feet in thousands):

Neighbor(1)	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(2)
Publix	$29,848	5.1%	2,590	7.7%	63
Kroger	27,644	4.7%	3,356	10.0%	61
Albertsons	18,477	3.2%	1,617	4.8%	29
Ahold Delhaize	17,281	3.0%	1,184	3.5%	22
Walmart	8,483	1.5%	1,733	5.1%	12
TJX Companies	7,560	1.3%	610	1.8%	22
Giant Eagle	7,437	1.3%	759	2.3%	10
Sprouts Farmers Market	6,916	1.2%	417	1.2%	15
Dollar Tree	4,775	0.8%	412	1.2%	39
Raley's	4,708	0.8%	288	0.9%	5
UNFI	4,469	0.8%	398	1.2%	6
Planet Fitness	4,443	0.8%	333	1.0%	17
Starbucks Corporation	4,235	0.7%	84	0.2%	42
Big Y	3,540	0.6%	167	0.5%	3
EOS Fitness	3,420	0.6%	169	0.5%	5
United Parcel Service	3,254	0.6%	104	0.3%	83
Pet Supplies Plus	3,105	0.5%	185	0.5%	24
Petco Animal Supplies	2,920	0.5%	159	0.5%	13
H&R Block	2,901	0.5%	97	0.3%	58
Great Clips	2,875	0.5%	93	0.3%	81
Total	$168,291	29.0%	14,755	43.8%	610
(1)Neighbors are grouped by parent company and may represent multiple subsidiaries and banners.
(2)Number of locations excludes auxiliary leases with grocery anchors such as fuel stations, pharmacies, and liquor stores. Additionally, if a parent company has multiple subsidiaries or banners in a single shopping center, those subsidiaries are included as one location.

RESULTS OF OPERATIONS
KNOWN TRENDS AND UNCERTAINTIES—We continue to operate in a resilient yet evolving retail real estate environment characterized by strong tenant demand, limited new supply, sustained leasing momentum, and stable occupancy trends. Grocery-anchored shopping centers remain defensive, with healthy occupancy, stable foot traffic, and durable tenant performance; however, broader macroeconomic conditions continue to introduce uncertainty. Elevated borrowing costs and continued rate volatility may affect acquisition activity, redevelopment yields, financing costs, and capital-market execution. While inflation has moderated from prior peaks, pricing pressures remain uneven across categories and may continue to influence operating expenses, construction costs, and retailer margins; in addition, energy and transportation costs may remain volatile due to geopolitical instability, including international conflict. Regulatory and executive actions regarding tariffs continue to create uncertainty around sourcing, input costs, and pricing for certain tenants, although to date we have observed minimal disruption to leasing activity, tenant demand, or rent‑collection trends. Additionally, ongoing retailer rationalization, including periodic bankruptcy filings, strategic store closures, and portfolio optimization initiatives, may create near-term downtime but also provide opportunities to re‑lease space at higher rents. Consumer behavior has remained broadly stable, supported by the essential-needs orientation of our centers; however, pressure on lower-income shoppers, persistent inflationary pressures, or a broader economic slowdown could adversely impact retailer performance and leasing demand. We continue to monitor these trends and regulatory developments, each of which could influence operating results, cash flows, capital allocation decisions, or asset valuations in future periods.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	26

SUMMARY OF OPERATING ACTIVITIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2026	2025	$	%(1)
Revenues:
Rental income	$188,944	$178,293	$10,651	6.0%
Fees and management income	3,464	3,274	190	5.8%
Other property income	680	1,102	(422)	(38.3)%
Total revenues	193,088	182,669	10,419	5.7%
Operating Expenses:
Property operating	31,193	30,197	(996)	(3.3)%
Real estate taxes	23,343	22,226	(1,117)	(5.0)%
General and administrative	11,906	12,752	846	6.6%
Depreciation and amortization	68,858	65,603	(3,255)	(5.0)%
Total operating expenses	135,300	130,778	(4,522)	(3.5)%
Other:
Interest expense, net	(28,118)	(28,544)	426	1.5%
Gain on disposal of property, net	40,605	4,255	36,350	NM
Other expense, net	(1,651)	(374)	(1,277)	NM
Net income	68,624	27,228	41,396	NM
Net income attributable to noncontrolling interests	(5,946)	(2,543)	(3,403)	(133.8)%
Net income attributable to stockholders	$62,678	$24,685	$37,993	NM
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
Our basis for analyzing significant fluctuations in our results of operations generally includes review of the results of our same-center portfolio, non-same-center portfolio, and revenues and expenses from our management activities. We define our same-center portfolio as the 275 properties that were owned for the entirety of both calendar year periods being compared. We define our non-same-center portfolio as those properties that were not fully owned in both calendar year periods being compared due to to real estate asset activity occurring after December 31, 2024, which includes 18 properties disposed of and 25 properties acquired. Below are explanations of the significant fluctuations in the results of operations for the three months ended September 30, 2026 and 2025:
Rental Income increased $10.7 million primarily as follows:
•$7.5 million increase primarily related to our same-center portfolio as follows:
▪$5.2 million increase primarily due to a $0.60 increase in average minimum rent PSF and a 0.5% improvement in average occupancy;
▪$2.1 million increase primarily due to an increase in recoverable income attributed to an increase in real estate taxes and common area maintenance spending;
▪$0.2 million increase primarily due to the impact of straight-line rent adjustments; and
•$3.2 million increase primarily related to our net acquisition activity.
Property Operating Expenses increased $1.0 million primarily as follows:
•$0.8 million increase from our same-center portfolio and corporate operating activities primarily due to higher compensation costs; and
•$0.3 million increase primarily due to our net acquisition activity.
Real Estate Tax Expenses:
•The $1.1 million increase in real estate tax expenses is primarily due to higher real estate tax assessments on the value of our portfolio.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	27

Depreciation and Amortization Expenses:
•The $3.3 million increase in depreciation and amortization was primarily due to our net acquisition activity.
Interest Expense, Net:
•The $0.4 million decrease was primarily due to lower amortization of loan costs in 2026. Interest Expense, Net was comprised of the following (dollars in thousands):

	Three Months Ended September 30,
	2026	2025
Interest on senior notes	$19,845	$15,798
Interest on unsecured term loans, net	1,820	6,701
Interest on secured debt	3,534	3,644
Interest on revolving credit facility, net	1,288	468
Non-cash amortization and other	1,476	1,933
Loss on extinguishment or modification of debt and other, net	155	—
Interest expense, net	$28,118	$28,544

Weighted-average interest rate as of end of period	4.5%	4.4%
Weighted-average term (in years) as of end of period	5.2	5.3
Gain on Disposal of Property, Net:
•The $36.4 million increase in gain on disposal of property, net was due to the disposition of five properties and one parcel of land with a net gain of $40.6 million during the three months ended September 30, 2026, as compared to the disposition of one property and one parcel of land with a net gain of $4.3 million during the same period in 2025.

Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Three Months Ended September 30,
	2026	2025
Transaction and acquisition expenses	$(2,351)	$(893)
Federal, state, and local income tax expense	(242)	(219)
Equity in net income (loss) of unconsolidated investments	58	(48)
Investment income	170	812
Other income (expense)	714	(26)
Other expense, net	$(1,651)	$(374)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	28

SUMMARY OF OPERATING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2026	2025	$	%(1)
Revenues:
Rental income	$559,676	$525,943	$33,733	6.4%
Fees and management income	10,963	9,373	1,590	17.0%
Other property income	2,809	3,417	(608)	(17.8)%
Total revenues	573,448	538,733	34,715	6.4%
Operating Expenses:
Property operating	96,266	89,455	(6,811)	(7.6)%
Real estate taxes	67,923	64,584	(3,339)	(5.2)%
General and administrative	37,424	37,760	336	0.9%
Depreciation and amortization	201,229	202,080	851	0.4%
Total operating expenses	402,842	393,879	(8,963)	(2.3)%
Other:
Interest expense, net	(87,284)	(81,935)	(5,349)	(6.5)%
Gain on disposal of property, net	66,812	9,798	57,014	NM
Other expense, net	(3,014)	(2,344)	(670)	(28.6)%
Net income	147,120	70,373	76,747	109.1%
Net income attributable to noncontrolling interests	(12,947)	(6,595)	(6,352)	(96.3)%
Net income attributable to stockholders	$134,173	$63,778	$70,395	110.4%
(1)Line items that result in a percent change that exceed certain limitations are considered not meaningful (“NM”) and indicated as such.
For details surrounding our basis for analyzing significant fluctuations in our results of operations as well as definitions related to our portfolio of real estate assets, please see “Summary of Operating Activities for the Three Months Ended September 30, 2026 and 2025” above. Below are explanations of the significant fluctuations in the results of operations for the nine months ended September 30, 2026 and 2025:
Rental Income increased $33.7 million as follows:
•$20.7 million increase related to our same-center portfolio primarily as follows:
▪$13.2 million increase primarily due to a $0.56 increase in average minimum rent PSF and a 0.4% improvement in average occupancy;
▪$4.2 million increase primarily due to an increase in recoverable income attributed to an increase in common area maintenance spending, real estate taxes, and insurance costs;
▪$1.4 million increase primarily due to lease buyout income;
▪$1.0 million increase primarily due to the impact of straight-line rent adjustments;
▪$0.9 million increase primarily due to a decrease in amounts reserved for Neighbors identified as credit risks; and
•$13.1 million increase primarily related to our net acquisition activity.
Fees and Management Income:
•The $1.6 million increase in fees and management income was primarily due to an increase in fees from the growth in our unconsolidated joint ventures.
Property Operating Expenses increased $6.8 million primarily as follows:
•$4.6 million increase from our same-center portfolio and corporate operating activities primarily due to increased compensation, insurance costs, and common area maintenance spending; and
•$2.2 million increase primarily due to our net acquisition activity.
Real Estate Tax Expenses:
•The $3.3 million increase in real estate tax expenses was primarily due to higher real estate tax assessments on the value of our portfolio and our net acquisition activity.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	29

Depreciation and Amortization Expenses:
•The $0.9 million decrease in depreciation and amortization was primarily due to the prior year impact of our tear down and redevelopment of certain Publix locations, partially offset by our net acquisition activity.
Interest Expense, Net:
•The $5.3 million increase was primarily due to increased debt outstanding and loss on extinguishment of debt in 2026. Interest Expense, Net was comprised of the following (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Interest on senior notes	$56,930	$39,163
Interest on unsecured term loans, net	7,750	19,918
Interest on secured debt	10,802	11,275
Interest on revolving credit facility, net	5,769	5,770
Non-cash amortization and other	4,798	5,808
Loss on extinguishment or modification of debt and other, net	1,235	1
Interest expense, net	$87,284	$81,935

Weighted-average interest rate as of end of period	4.5%	4.4%
Weighted-average term (in years) as of end of period	5.2	5.3
Gain on Disposal of Property, Net:
•The $57.0 million increase in gain on disposal of property, net was due to the disposition of nine properties and two parcels of land with a net gain of $66.8 million during the nine months ended September 30, 2026, as compared to the disposition of two properties and one parcel of land with a net gain of $9.8 million during the same period in 2025.

Other Expense, Net:
•Other Expense, Net was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025
Transaction and acquisition expenses	$(5,830)	$(4,004)
Federal, state, and local income tax expense	(726)	(599)
Equity in net income of unconsolidated investments	232	242
Investment income	1,586	2,033
Other income (expense)	1,724	(16)
Other expense, net	$(3,014)	$(2,344)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	30

LEASING ACTIVITY—Below is a summary of leasing activity for our wholly-owned properties for the three months ended September 30, 2026 and 2025(1):

	Total Deals		Inline Deals
	2026	2025	2026	2025
New leases:
Number of leases	89	89	85	85
Square footage (in thousands)	282	276	155	178
ABR (in thousands)	$6,883	$6,650	$5,135	$5,599
ABR PSF	$24.44	$24.12	$33.19	$31.44
Cost PSF of executing new leases	$23.78	$34.08	$40.21	$41.35
Number of comparable leases	37	42	37	42
Comparable rent spread	26.3%	24.5%	26.3%	24.5%
Weighted-average lease term (in years)	10.0	8.8	7.6	8.2
Renewals and options:
Number of leases	149	181	136	155
Square footage (in thousands)	832	1,388	282	355
ABR (in thousands)	$13,125	$20,869	$8,965	$10,253
ABR PSF (all leases)	$15.77	$15.04	$31.75	$28.90
ABR PSF prior to renewals (all leases)	$13.77	$13.44	$26.51	$24.15
Percentage increase in ABR PSF (comparable leases only)	14.5%	11.4%	19.8%	19.0%
Cost PSF of executing renewals and options	$0.19	$0.66	$0.55	$0.88
Number of comparable leases(2)	110	124	109	123
Comparable rent spread(2)	25.2%	23.2%	24.2%	23.4%
Weighted-average lease term (in years)	4.8	5.8	4.7	4.6
Portfolio retention rate	92.2%	93.9%	79.7%	82.8%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	31

Below is a summary of leasing activity for our wholly-owned properties for the nine months ended September 30, 2026 and 2025(1):

	Total Deals		Inline Deals
	2026	2025	2026	2025
New leases:
Number of leases	270	261	262	245
Square footage (in thousands)	866	906	574	539
ABR (in thousands)	$22,670	$19,592	$18,624	$15,272
ABR PSF	$26.17	$21.62	$32.47	$28.31
Cost PSF of executing new leases	$32.19	$29.60	$41.40	$37.40
Number of comparable leases	115	117	112	112
Comparable rent spread	32.3%	29.5%	31.6%	26.6%
Weighted-average lease term (in years)	9.2	8.5	8.0	7.8
Renewals and options:
Number of leases	518	519	472	459
Square footage (in thousands)	3,045	3,702	1,059	1,035
ABR (in thousands)	$51,072	$56,227	$32,151	$30,059
ABR PSF (all leases)	$16.77	$15.19	$30.37	$29.03
ABR PSF prior to renewals (all leases)	$14.89	$13.60	$25.79	$24.50
Percentage increase in ABR PSF (comparable leases only)	12.7%	11.4%	18.2%	18.1%
Cost PSF of executing renewals and options	$0.68	$0.37	$0.80	$0.72
Number of comparable leases(2)	379	375	376	366
Comparable rent spread(2)	22.3%	20.9%	22.0%	21.9%
Weighted-average lease term (in years)	4.8	5.1	4.6	4.4
Portfolio retention rate	89.7%	92.8%	80.6%	82.4%
(1)PSF amounts may not recalculate exactly based on other amounts presented within the table due to rounding.
(2)Excludes exercise of options.

NON-GAAP MEASURES
See “Key Performance Indicators and Defined Terms” above for additional information related to the following non-GAAP measures.
SAME-CENTER NOI—Same-Center NOI is presented as a supplemental measure of our performance, as it highlights operating trends such as occupancy levels, rental rates, and operating costs for our same-center portfolio. Other REITs may use different methodologies for calculating Same-Center NOI, and accordingly, our Same-Center NOI may not be comparable to other REITs. For the three and nine months ended September 30, 2026 and 2025, Same-Center NOI represents the NOI for the 275 properties that were wholly-owned for the entirety of both calendar year periods being compared.
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	32

The table below presents our Same-Center NOI (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues:
Rental income(1)	$126,692	$121,549	$5,143		$376,284	$363,146	$13,138
Tenant recovery income	41,047	39,010	2,037		120,900	116,710	4,190
Reserves for uncollectibility(2)	(1,232)	(1,265)	33		(2,942)	(3,884)	942
Other property income	779	951	(172)		2,390	2,974	(584)
Total revenues	167,286	160,245	7,041	4.4%	496,632	478,946	17,686	3.7%
Operating expenses:
Property operating expenses	23,693	23,824	131		73,254	72,477	(777)
Real estate taxes	21,222	20,259	(963)		61,571	59,574	(1,997)
Total operating expenses	44,915	44,083	(832)	(1.9)%	134,825	132,051	(2,774)	(2.1)%
Total Same-Center NOI	$122,371	$116,162	$6,209	5.3%	$361,807	$346,895	$14,912	4.3%
(1)Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buyout income.
(2)Includes billings that will not be recognized as revenue until cash is collected or the Neighbor resumes regular payments and/or we deem it appropriate to resume recording revenue on an accrual basis, rather than on a cash basis.
Same-Center NOI Reconciliation—Below is a reconciliation of Net Income to NOI and Same-Center NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$68,624	$27,228	$147,120	$70,373
Adjusted to exclude:
Fees and management income	(3,464)	(3,274)	(10,963)	(9,373)
Straight-line rental income(1)	(3,335)	(2,899)	(9,477)	(7,853)
Net amortization of above- and below-market leases	(2,607)	(2,204)	(7,690)	(6,276)
Lease buyout income	(81)	(144)	(1,874)	(2,062)
General and administrative expenses	11,906	12,752	37,424	37,760
Depreciation and amortization	68,858	65,603	201,229	202,080
Interest expense, net	28,118	28,544	87,284	81,935
Gain on disposal of property, net	(40,605)	(4,255)	(66,812)	(9,798)
Other expense, net	1,651	374	3,014	2,344
Property operating expenses related to fees and management income	1,866	989	5,857	2,892
NOI for real estate investments	130,931	122,714	385,112	362,022
Less: Non-same-center NOI(2)	(8,560)	(6,552)	(23,305)	(15,127)
Total Same-Center NOI	$122,371	$116,162	$361,807	$346,895

Period-end Same-Center Leased Occupancy %			97.8%	97.8%
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	33

The following table presents our calculation of Nareit FFO and Core FFO (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Calculation of Nareit FFO Attributable to Stockholders and OP Unit Holders
Net income	$68,624	$27,228	$147,120	$70,373
Adjustments:
Depreciation and amortization of real estate assets	68,478	65,205	200,131	200,908
Gain on disposal of property, net	(40,605)	(4,255)	(66,812)	(9,798)
Adjustments related to unconsolidated joint ventures	1,493	1,075	4,195	2,834
Nareit FFO attributable to stockholders and OP unit holders	$97,990	$89,253	$284,634	$264,317
Calculation of Core FFO Attributable to Stockholders and OP Unit Holders
Nareit FFO attributable to stockholders and OP unit holders	$97,990	$89,253	$284,634	$264,317
Adjustments:
Depreciation and amortization of corporate assets	380	398	1,098	1,172
Transaction and acquisition expenses	2,351	893	5,830	4,004
Loss on extinguishment or modification of debt and other, net	155	—	1,235	1
Adjustments related to unconsolidated joint ventures	(130)	13	(158)	45
Core FFO attributable to stockholders and OP unit holders	$100,746	$90,557	$292,639	$269,539

Nareit FFO/Core FFO Attributable to Stockholders and OP Unit Holders per diluted share
Weighted-average shares of common stock outstanding - diluted	141,308	138,860	139,958	138,927
Nareit FFO attributable to stockholders and OP unit holders per share - diluted	$0.69	$0.64	$2.03	$1.90
Core FFO attributable to stockholders and OP unit holders per share - diluted	$0.71	$0.65	$2.09	$1.94

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	34

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
The following table presents our calculation of EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Calculation of EBITDAre
Net income	$68,624	$27,228	$147,120	$70,373	$122,968
Adjustments:
Depreciation and amortization	68,858	65,603	201,229	202,080	266,374
Interest expense, net	28,118	28,544	87,284	81,935	110,338
Gain on disposal of property, net	(40,605)	(4,255)	(66,812)	(9,798)	(38,790)
Federal, state, and local tax expense	242	219	726	599	1,307
Adjustments related to unconsolidated joint ventures	2,325	1,652	6,523	4,296	6,200
EBITDAre	$127,562	$118,991	$376,070	$349,485	$468,397
Calculation of Adjusted EBITDAre
EBITDAre	$127,562	$118,991	$376,070	$349,485	$468,397
Adjustments:
Transaction and acquisition expenses	2,351	893	5,830	4,004	5,523
Adjustments related to unconsolidated joint ventures	1	13	25	45	60
Realized performance income(1)	—	—	—	—	(30)
Adjusted EBITDAre	$129,914	$119,897	$381,925	$353,534	$473,950
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
ATM Program—In February 2024, we entered into a sales agreement relating to the potential sale of shares of common stock having an aggregate offering price of up to $250 million pursuant to a continuous offering program. During the three months ended September 30, 2026, we issued 0.2 million shares of our common stock at a gross weighted average price of $42.20 per share under this ATM program for net proceeds of $6.4 million, after approximately $0.1 million in commissions. During

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	35

the nine months ended September 30, 2026, we issued 2.2 million shares of our common stock at a gross weighted average price of $42.07 per share under this ATM program for net proceeds of $91.7 million, after approximately $0.9 million in commissions. We issued no shares of our common stock under this ATM program during the year ended December 31, 2025.
In August 2026, we entered into a new sales agreement relating to the potential sale of shares of common stock pursuant to a continuous offering program, which replaced the previous agreement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $400 million from time to time through our sales agents, or, if applicable, as forward sellers. We issued no shares of our common stock under this ATM program during the three and nine months ended September 30, 2026. As of September 30, 2026, $400 million of common stock remained available for issuance under the current ATM program.
DEBT—The following table summarizes information about our debt as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Total debt obligations, gross	$2,547,869	$2,402,145
Weighted-average interest rate	4.5%	4.5%
Weighted-average term (in years)	5.2	5.2

Revolving credit facility capacity(1)	$1,000,000	$1,000,000
Revolving credit facility availability(2)	744,330	881,771
(1)The revolving credit facility matures in January 2029, with options to extend the maturity for two additional six-month periods.
(2)Net of any outstanding balance and letters of credit.
In February 2026, we issued $350 million of 4.750% senior notes due 2033 at an issue price of 99.920% in an underwritten offering.
The 2026 senior notes are fully and unconditionally guaranteed by us.
In October 2026, we closed on a new $350 million unsecured term loan facility. The term loan facility has a three year term maturing on October 23, 2029, with two one year extension options to 2031, and will initially bear interest at an annual rate of SOFR plus 0.80%, with future pricing subject to adjustment based on our credit ratings and leverage ratio. We borrowed $175 million of the term loan facility at closing with the remaining $175 million available to draw on or before April 21, 2027. The term loan facility also has an uncommitted accordion feature allowing us to borrow up to an additional $450 million of term loans, for total term loans of up to $800 million. The initial $175 million proceeds from the term loan facility were used to pay down our outstanding $161.8 million term loan along with a portion of the outstanding balance under our $1 billion revolving credit facility.
Debt Obligation Guarantees—At September 30, 2026, the Operating Partnership had issued and outstanding its unsecured senior notes due 2031, 2032, 2033, 2034, and 2035, all issued under effective registration statements. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the unsecured senior notes due 2031, 2032, 2033, 2034, and 2035 are, and on any future debt securities of the Operating Partnership registered under an effective registration statement will be, fully and unconditionally guaranteed by us on a senior basis. As a result of the amendments to SEC Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that: (i) the subsidiary obligor is consolidated into the parent company’s consolidated financial statements; (ii) the parent guarantee is “full and unconditional”; and (iii) subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. We meet the conditions of this requirement and thus, are not presenting separate financial statements. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities, and results of operations of the Operating Partnership are not materially different than the corresponding amounts in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	36

FINANCIAL LEVERAGE RATIOS—We believe our net debt to Adjusted EBITDAre, net debt to total enterprise value, and debt covenant compliance as of September 30, 2026 allow us access to future borrowings as needed in the near term. The following table presents our calculation of net debt and total enterprise value, inclusive of our prorated portion of net debt and cash and cash equivalents owned through our unconsolidated joint ventures, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Net debt:
Total debt, excluding discounts, market adjustments, and deferred financing expenses	$2,608,082	$2,456,933
Less: Cash and cash equivalents	11,251	5,124
Total net debt	$2,596,831	$2,451,809

Enterprise value:
Net debt	$2,596,831	$2,451,809
Total equity market capitalization(1)(2)	5,262,774	4,926,872
Total enterprise value	$7,859,605	$7,378,681
(1)Total equity market capitalization is calculated as diluted shares multiplied by the closing market price per share, which includes 140.9 million and 138.5 million diluted shares as of September 30, 2026 and December 31, 2025, respectively, and the closing market price per share of $37.34 and $35.57 as of September 30, 2026 and December 31, 2025, respectively.
(2)Fully diluted shares include common stock and OP units.
Pursuant to the terms of our credit agreements, we are subject to, among other things, the maintenance of various financial covenants. We were in compliance with these covenants as of September 30, 2026.
The following table presents our calculation of net debt to Adjusted EBITDAre and net debt to total enterprise value as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Net debt to Adjusted EBITDAre - annualized:
Net debt	$2,596,831	$2,451,809
Adjusted EBITDAre - annualized(1)	502,341	473,950
Net debt to Adjusted EBITDAre - annualized	5.2x	5.2x

Net debt to total enterprise value:
Net debt	$2,596,831	$2,451,809
Total enterprise value	7,859,605	7,378,681
Net debt to total enterprise value	33.0%	33.2%
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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	37

During the nine months ended September 30, 2026 and 2025, we had gross capital spend of $87.9 million and $95.7 million, respectively. Below is a summary of our capital spending activity, excluding leasing commissions, on a cash basis (in thousands):

	Nine Months Ended September 30,
	2026	2025
Capital expenditures for real estate:
Capital improvements	$16,891	$17,012
Tenant improvements	22,224	22,653
Development and redevelopment	41,251	49,614
Total capital expenditures for real estate	80,366	89,279
Corporate asset capital expenditures	1,511	1,001
Capitalized indirect costs(1)	5,037	4,779
Total capital spending activity(2)	$86,914	$95,059
(1)Amount includes internal salaries and related benefits of personnel who work directly on capital projects as well as capitalized interest and other external expenses.
(2)Amounts reported are net of insurance proceeds of $0.9 million and $0.7 million for property damage claims for the nine months ended September 30, 2026 and 2025, respectively.
We anticipate that obligations related to capital improvements, as well as development and redevelopment, in 2026 can be met with cash flows from operations, cash flows from dispositions, and/or borrowings on our unsecured revolving credit facility.
Generally, we expect our development and redevelopment projects to stabilize within 24 months. Our underwritten incremental unlevered yields on development and redevelopment projects are expected to range between 9%-12%. Our current in process projects represent an estimated total investment of $85.7 million. Actual incremental unlevered yields may vary from our underwritten incremental unlevered yield range based on the actual total cost to complete a project and its actual incremental annual NOI at stabilization. See “Key Performance Indicators and Defined Terms” above for further information.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	38

REAL ESTATE ACQUISITION ACTIVITY—We actively monitor the commercial real estate market for properties that have future growth potential, are located in attractive demographic markets, and support our business objectives. The following table highlights our wholly-owned property acquisitions (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Number of properties acquired(1)	13	11
Number of outparcels and land for future development acquired(2)	4	2
Contract price	$448,667	$280,784
Total price of acquisitions(3)	454,072	282,038
(1)During the nine months ended September 30, 2026, we acquired a property adjacent to one that was already wholly-owned. Therefore, the property was not an addition to our total property count.
(2)Outparcels acquired are adjacent to shopping centers that we own.
(3)Total price of acquisitions includes closing costs less credits and assumed liabilities.
Subsequent to September 30, 2026, we acquired one property for $52.8 million.
REAL ESTATE DISPOSITION ACTIVITY—We continually evaluate our portfolio of assets for opportunities to make strategic dispositions of assets that no longer meet our growth and investment objectives or assets that have stabilized in order to capture their value. The following table summarizes our real estate disposition activity for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Number of properties sold	9	2
Number of outparcels sold	2	1
Contract price	$173,994	$34,080
Proceeds from sale of real estate, net(1)(2)	167,862	15,154
Gain on disposal of property, net	66,812	9,798
(1)Total proceeds from sale of real estate, net includes closing costs less credits and secured loans received.
(2)In January 2025, we sold a property for $24.9 million and provided secured financing, receiving a note receivable of $17.4 million. The note receivable was paid in full during the nine months ended September 30, 2026.
Subsequent to September 30, 2026, as part of the GRP I joint venture expansion, we contributed seven properties with a fair value of $161.1 million (see Note 1). Additionally, we sold one parcel of land for $0.9 million.
DISTRIBUTIONS—For each month beginning January 2026 through August 2026, we declared and paid monthly distributions of $0.1083 per common share and OP unit. In September 2026, the Board authorized a 6.2% increase of our monthly distribution rate to $0.115 per common share and OP unit, and we declared a monthly distribution of $0.115 per common share and OP unit for September 2026.
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	39

CASH FLOW ACTIVITIES—As of September 30, 2026, we had cash and cash equivalents and restricted cash of $17.9 million, a net cash decrease of $25.4 million during the nine months ended September 30, 2026.
Below is a summary of our cash flow activity (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net cash provided by operating activities	$259,051	$252,085	$6,966	2.8%
Net cash used in investing activities	(365,138)	(375,310)	10,172	2.7%
Net cash provided by financing activities	80,696	120,387	(39,691)	(33.0)%

OPERATING ACTIVITIES—Our net cash provided by operating activities was primarily impacted by the following:
•Property operations—Most of our operating cash comes from rental and tenant recovery income received less property operating expenses, real estate taxes, and general and administrative costs paid. Property operations during the nine months ended September 30, 2026 were positively impacted by a $14.9 million, or 4.3%, improvement in Same-Center NOI as compared to the same period in 2025. During the nine months ended September 30, 2026, we had a net cash outlay of $20.7 million from changes in working capital as compared to a net cash outlay of $10.4 million during the same period in 2025. This change was primarily due to the timing of senior note interest payments.
INVESTING ACTIVITIES—Our net cash used in investing activities was primarily impacted by the following:
•Real estate acquisitions—During the nine months ended September 30, 2026, our acquisitions resulted in a total cash outlay of $454.1 million, as compared to a total cash outlay of $282.0 million during the same period in 2025.
•Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the nine months ended September 30, 2026, we paid $87.9 million for capital expenditures, a decrease of $7.9 million over the same period in 2025.
•Real estate dispositions—During the nine months ended September 30, 2026, we sold nine properties and two parcels of land resulting in a net cash inflow of $167.9 million. During the nine months ended September 30, 2025, we sold two properties and one parcel of land resulting in a net cash inflow of $15.2 million.
•Proceeds from secured loan receivable—During the nine months ended September 30, 2026, we were repaid the $17.4 million outstanding balance of the loan receivable provided by us for the secured financing of a property sold in 2025.
•Investment in unconsolidated joint ventures—During the nine months ended September 30, 2026, we invested $6.1 million in our unconsolidated joint ventures, as compared to $7.0 million during the same period in 2025.
•Investment in marketable securities—During the nine months ended September 30, 2026, we had investments, net of proceeds, of $4.5 million from marketable securities through our captive insurance company, as compared to $8.2 million of investments during the same period in 2025.
FINANCING ACTIVITIES—Our net cash provided by financing activities was primarily impacted by the following:
•Issuance of common stock—During the nine months ended September 30, 2026, we issued 2.2 million shares of our common stock under the ATM program for net proceeds of $91.4 million, as compared to no shares issued during the same period in 2025.
•Debt borrowings and payments—During the nine months ended September 30, 2026 and 2025, we had $142.1 million and $264.1 million, respectively, in net borrowings primarily as a result of our net acquisition activity.
•Distributions to stockholders and OP unit holders—Cash used for distributions to common stockholders and OP unit holders increased $9.1 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to an increase in our distribution rate.

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

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	40

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were effective as of September 30, 2026, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

w PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, Phillips Edison & Company, Inc. (“we,” the “Company,” “PECO,” “our,” or “us”) is party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings for which we are not covered by our liability insurance or the outcome is reasonably likely to have a material impact on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors and other risks and uncertainties as described in “Part I, Item 1A. Risk Factors” of our 2025 Annual Report on Form 10-K filed with the SEC on February 10, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
UNREGISTERED SALE OF SECURITIES—During the three months ended September 30, 2026, we issued an aggregate of approximately 333,000 shares of common stock in redemption of approximately 333,000 ownership units of Phillips Edison Grocery Center Operating Partnership I, L.P. (the “Operating Partnership”) These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
SHARE REPURCHASES—We have a share repurchase program approved by our Board of Directors of up to $250 million of common stock. The program may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular number of shares. No share repurchases have been made to date under this program. The table below summarizes repurchases of our common stock made during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
July 1, 2026 - July 31, 2026	—	$—	—	$250,000
August 1, 2026 - August 31, 2026	—	—	—	250,000
September 1, 2026 - September 30, 2026	—	—	—	250,000

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	41

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
The information set forth below is included herein for the purposes of providing disclosure required under “Item 1.01. Entry into a Material Definitive Agreement.”, “Item 2.03. Termination of a Material Definitive Agreement.” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.” of Form 8-K.

On October 23, 2026, the Company and the Operating Partnership entered into a credit agreement (the “Credit Agreement”) with KeyBank National Association, as administrative agent, and the lenders party thereto, for a new term loan facility of up to $350 million (the “Term Loan Facility”), of which $175 million was drawn at closing and $175 million is available as a delayed draw subfacility for 180 days after closing. The borrowings under the Term Loan Facility will be used to refinance existing indebtedness, to finance working capital, capital expenditures, acquisitions, redevelopment, joint ventures, note purchases, mezzanine debt investments and construction and for other general corporate purposes. The Term Loan Facility will mature on October 23, 2029, subject to extension as set forth in the Credit Agreement. The Credit Agreement includes an uncommitted term loan accordion permitting increases to the Term Loan Facility and new tranches of term loans of up to $450 million, with the aggregate outstanding principal amount of term loans not exceeding $800 million. The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Additionally on October 23, 2026, in connection with the entry into the Term Loan Facility, the Company terminated the Amended and Restated Credit Agreement, dated as of July 31, 2023, among the Company, the Operating Partnership, the lenders from time to time party thereto and Capital One, National Association, as administrative agent. There were no penalties incurred by the Company as a result of the termination.

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	42

ITEM 6. EXHIBITS

Ex.		Description	Reference
3.1		Fifth Articles of Amendment and Restatement of Phillips Edison & Company, Inc., as amended	Form 10-Q, filed May 5, 2022, Exhibit 3.1
3.2		Fifth Amended and Restated Bylaws of Phillips Edison & Company, Inc.	Form 8-K, filed July 19, 2021, Exhibit 3.1
10.1	*
Credit Agreement among Phillips Edison Grocery Center Operating Partnership I, L.P., Phillips Edison & Company, Inc., the lenders party thereto, and KeyBank National Association as administrative agent, dated October 23, 2026

22.1	*	List of Issuers of Guaranteed Securities
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*Filed herewith
**Furnished herewith

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON & COMPANY, INC.

Date: October 27, 2026	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2026	By:	/s/ John P. Caulfield
John P. Caulfield
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

PHILLIPS EDISON & COMPANY SEPTEMBER 30, 2026 FORM 10-Q	44